Form 10-Q
period 1998-06-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 1998-08-12
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              June 30, 1998                    or
                              ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                         to
                              -------------------------  -----------------------

Commission file number                  333-32099             (1933 Act)
                      ----------------------------------------------------------

                   Wells Real Estate Investment Trust, Inc.
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

            Georgia                                               58-2328421
-------------------------------                              -------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                         30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    --------     --------

                                    Form 10-Q
                                    ---------

            Wells Real Estate Investment Trust, Inc. and Subsidiaries
            ---------------------------------------------------------

                                      INDEX
                                      -----

                                                                       Page No.

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets  June 30, 1998
                  and December 31, 1997....................................   3

                 Statement of Income for the Three Months
                  Ended June 30, 1998......................................   4

                 Statements of Shareholders' Equity
                  for the Three Months Ended
                  June 30, 1998............................................   5

                 Statements of Cash Flows for the Three
                  Months Ended June 30, 1998...............................   6

                 Condensed Notes to Financial Statements...................   7

        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............  13

PART II.  OTHER INFORMATION................................................  19

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS


             Assets                              June 30, 1998    December 31, 1997
             ------                              -------------    -----------------
Investment in joint ventures (Note 2)               $1,472,065             $      0
Due from affiliates                                     15,307                    0
Cash and cash equivalents                            1,112,656              201,000
Deferred project costs (Note 3)                         34,651                    0
Deferred offering costs (Note 4)                       604,201              289,073
Prepaid expenses and other assets                       10,000                    0
                                                    ----------             --------

     Total assets                                   $3,248,880             $490,073
                                                    ==========             ========


     Liabilities and Shareholders' Equity
     ------------------------------------

Liabilities:
 Sales commissions payable                          $   33,675             $      0
 Due to affiliates (Note 5)                            655,160              289,073
 Minority interest of unit holder in
   operating partnership                               200,000              200,000
                                                    ----------             --------

     Total liabilities                                 888,835              489,073
                                                    ----------             --------

Shareholders' equity:
 Common shares,$.01 par value; $165,000,000
  shares authorized, 268,459 shares issued
  and outstanding                                        2,685                    1
 Additional paid in capital                          2,346,461                  999
 Retained earnings                                      10,899                    0
                                                    ----------             --------

     Total shareholders' equity                      2,360,045                1,000
                                                    ----------             --------

     Total liabilities and shareholders' equity     $3,248,880             $490,073
                                                    ==========             ========

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                              STATEMENT OF INCOME

                                       Three Months Ended
                                      -------------------
                                          June 30, 1998
                                      -------------------
Revenues:
 Equity in income of joint ventures             $ 6,631
 Interest income                                  4,286
                                                -------
                                                 10,917
                                                -------

Expenses:
 Office expense                                      18
                                                -------
                                                     18
                                                -------

 Net income                                     $10,899
                                                =======

Basic and diluted earnings per share              $0.16

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998




                                                  COMMON STOCK
                                      ------------------------------------                TOTAL
                                                          ADDITIONAL PAID   RETAINED  SHAREHOLDERS'
                                      SHARES   AMOUNTS       IN CAPITAL     EARNINGS      EQUITY
                                      -------  -------    ----------------  --------  --------------
BALANCE,
DECEMBER 31, 1997                         100   $    1         $      999   $    -       $    1,000

Issuance of common stock              268,359    2,684          2,680,911          -      2,683,595
Net income                                  -        -                  -     10,899         10,899
Sales commissions                           -        -           (254,941)         -       (254,941)
Other offering expenses                     -        -            (80,508)         -        (80,508)
                                      -------   ------         ----------   --------     ----------

BALANCE,
JUNE 30, 1998                         268,459   $2,685         $2,346,461    $10,899     $2,360,045
                                      =======   ======         ==========   ========     ==========

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOW

                                                     Three Months Ended
                                                     ------------------
                                                        June 30, 1998
                                                     ------------------
Cash flows from operating activities:
 Net income                                               $    10,899
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in income of joint venture                           (6,631)
   Changes in assets and liabilities:
     Increase in prepaid expenses and other assets            (10,000)
     Increase due to affiliates                                50,959
                                                          -----------

 Net cash provided by operating activities                     45,227
                                                          -----------

Cash flow from investing activities:
 Investment in joint venture                               (1,421,466)
 Deferred project costs                                       (93,926)
                                                          -----------
 Net cash used by investing activities                     (1,515,392)
                                                          -----------

Cash flow from financing activities:
 Shareholders' contributions                                2,683,595
 Sales commissions                                           (221,266)
 Offering costs                                               (80,508)
                                                          -----------
  Net cash provided by financing activities                 2,381,821
                                                          -----------

Net increase in cash and cash equivalents                     911,656

Cash and cash equivalents, beginning of year                  201,000
                                                          -----------

Cash and cash equivalents, end of period                  $ 1,112,656
                                                          ===========

Supplemental schedule of noncash investing
 activities:
  Deferred project costs applied to investing
  activities                                              $    59,275
                                                          ===========

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                    Condensed Notes to Financial Statements

                                 June 30, 1998

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) General
     -----------

     Wells Real Estate Investment Trust, Inc. (the "Company") is a Maryland corporation formed on July 3, 1997. The company is the sole general partner of Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties.

     On January 30, 1998, the Company commenced a public offering of up to $165,000,000 shares of common stock ($10.00 per share) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. An aggregate requirement of $2,500,000 of offering proceeds, excluding New York and Pennsylvania, was reached on July 8, 1998, thus allowing for the admission of New York and Pennsylvania investors in the Company. As of June 30, 1998, the Company had sold 268,459 shares for total capital contributions of $2,684,595. After payment of $93,926 in Acquisition and Advisory Fees and Expenses, payment of $335,449 in selling commissions and organization and offering expenses and the capital contribution by Wells OP of $1,421,466 to the Fund IX-X-XI-REIT Joint Venture, the Company was holding net offering proceeds of $833,754 available for investment in properties.

     (b) Employees
     -------------

     The Company has no direct employees. The employees of Wells Capital, Inc., the Company's Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

     (c) Insurance
     -------------

     Wells Management Company, Inc., an affiliate of the Company and the Advisor, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Company. In the opinion of management of the registrant, the properties are adequately insured.

     (d) Competition
     ---------------

     The Company will experience competition for tenants from owners and managers of competing projects which may include its affiliates. As a result, the Company may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Company elects to dispose of its properties, the Company will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

     (e) Basis of Presentation
     -------------------------

     Substantially all of the Company's business will be conducted through Wells OP. At December 31, 1997, the Wells OP had issued 20,000 limited partner units to Wells Capital Inc., the Advisor, in exchange for a capital contribution of $200,000. The Company is the sole general partner in Wells OP and possesses full legal control and authority over the operations of Wells OP; consequently, the accompanying consolidated balance sheet of the Company includes the amounts of the Company and Wells OP.

     The consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the Board of Directors, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

     (f) Distribution Policy
     -----------------------

     The Company will make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 95% of its real estate investment trust taxable income. The Company intends to make regular quarterly distributions to holders of the Shares. Distributions will be made to those shareholders who are shareholders as of the record date selected by the Directors. Distributions will be declared monthly and paid on a quarterly basis during the Offering period and declared and paid quarterly thereafter.

     (g) Income Taxes
     ----------------

     The Company plans to make an election to be taxed as a Real Estate Investment Trust ("REIT") under sections 856 through 860 of the Code, effective for its short taxable year beginning on the day prior to the date on which the Offering commences and ending on December 31, 1998. The Company believes that, commencing with such taxable year, it will be organized and will operated in such a manner as to qualify for taxation as a REIT under the Code, and the Company intends to continue to operate in such a manner, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT.

     (h) Statement of Cash Flows
     ---------------------------

     For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  Investments in Joint Venture
     ----------------------------

     The Company owns interests in four office buildings through its ownership in Wells OP which owns interest in a joint venture. The Company does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method.

     The following describes the properties in which the Company owns an interest as of June 30, 1998:

     FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE
     -----------------------------------------------

     On June 11, 1998, Fund IX and Fund X Associates (the "Fund IX-X Joint Venture"), a joint venture between Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, and Wells Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, was amended and restated to admit the Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, and Wells OP. Wells Fund IX, Wells Fund X and Wells Fund XI are all Affiliates of the Company and the Advisor.

     The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture had previously acquired and owned the following three properties:
     (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building located in Oklahoma City, Oklahoma County, Oklahoma.

     As of June 30, 1998, the Wells OP had contributed approximately $1,421,466 for an approximate 4.4% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of June 30, 1998, Wells Fund IX had an approximate 45.8% equity interest, Wells Fund X had an approximate 42.0% equity interest, and Wells Fund XI had an approximate 7.8% equity interest in the Fund IX-X-XI-REIT Joint Venture.

     ABB BUILDING
     ------------

     On March 20, 1997, the Joint Venture began construction on a three-story office building containing approximately 83,885 rentable square feet (the "ABB Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee.

     ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 55,000 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11
     months commencing.   ABB has the option under its lease to extend the
     initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

     It is currently anticipated that the total cost to complete this project which includes the final buildout of remaining space will be approximately $7,800,000. It is anticipated that the Wells Fund IX will contribute $63,235 and that Wells Fund X will contribute $65,000 to the remaining cost of approximately $128,235.

     For additional information regarding the ABB Building, refer to Supplement No. 2 dated June 30, 1998 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated January 30, 1998, contained in Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on July 9, 1998 (Commission File No. 333-32099).

     OHMEDA BUILDING
     ---------------

     On February 13, 1998, the Joint Venture acquired a two story office building that was completed in 1988 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado from Lincor Centennial Ltd., a Colorado limited partnership. The purchase price for the Ohmeda Building was $10,325,000.00. The Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees and other closing costs for a total cost of $10,347,955.

     The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease date February 26, 1987, as amended by First Amendment to Lease dated December 3, 1987, and as amended by Second Amendment to Lease dated October 20, 1997 (the "Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

     Ohmeda is a medical supply firm based in Boulder, Colorado and is a worldwide leader in vascular access and haemodynamic monitoring for hospital patients. Ohmeda also has a special products division, which produces neonatal and other oxygen care products. Ohmeda recently extended an agreement with Hewlett-Packard to include co-marketing and promotion of combined Ohmeda/H-P neonatal products.

     The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building during the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building.
     The Fund IX-X-XI-REIT Joint Venture, as landlord, will be responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

     The lease contains an early termination cause that allows Ohmeda the right to terminate the lease, subject to certain conditions, on either January 31, 2001 or January 31, 2002. In order to exercise this early termination clause, Ohmeda must give the landlord notice on or before 5:00 p.m.. MST, January 31, 2000, and said notice must identify which early termination date Ohmeda is exercising. If Ohmeda exercises its right to terminate on January 31, 2001, then Ohmeda must tender $753,388.13 plus an amount equal to the amount of real property taxes estimated to be payable to the landlord in 2002 for the tax year 2001 based on the most recent assessment information available on the early termination date. If Ohmeda exercises its right to terminate on January 31, 2002, then Ohmeda must tender $502,258.75 plus an amount equal to the amount of real property taxes estimated to be payable to the landlord in 2003 for the tax year 2002 based on the most recent assessment information available on the early termination date. At the present time, real property taxes relating to this property are approximately $135,500 per year. The payment of these amounts by Ohmeda for early termination must be made on or before the 180th day prior to the appropriate early termination date. If the amount of the real property taxes actually assessed is greater than the amount paid by Ohmeda on the early termination date, then Ohmeda shall pay the landlord the difference within thirty (30) days of the receipt of landlord's demand for said difference. If the amount of the real property taxes actually assessed is less than the amount paid by Ohmeda on the early termination date, then Ohmeda shall be entitled to a refund from the landlord of the difference within thirty (30) days of the landlord's receipt of the real property tax invoice for the appropriate tax year.

     For additional information regarding the Ohmeda Building, refer to Supplement No. 2 dated June 30, 1998 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated

     January 30, 1998, contained in Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on July 9, 1998 (Commission File No. 333-32099).

     360 INTERLOCKEN BUILDING
     ------------------------

     On March 20, 1998, the Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000, excluding acquisition costs.

     The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

     For additional information regarding the 360 Interlocken Building, refer to Supplement No. 2 dated June 30, 1998 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated January 30, 1998, contained in Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on July 9, 1998 (Commission File No. 333-32099).

     LUCENT TECHNOLOGIES/OKLAHOMA CITY
     ---------------------------------

     On May 30, 1997, the Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Lucent Technologies Building"). On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for a purchase price of $5,504,276.

     Lucent Technologies, Inc., a world-wide leader in the telecommunications technology producing a variety of communication products, has occupied the entire Lucent Technologies Building. The initial item of the lease is ten years commencing January 5, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installment of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, Lucent Technologies will be required to pay additional rent equal to its share of operating expenses during the lease term.

     For additional information regarding the Lucent Technologies Building, refer to Supplement No. 2 dated June 30, 1998 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated January 30, 1998, contained in Post-Effective Amendment No. 2 to

     Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on July 9, 1998 (Commission File No. 333-32099).

(3)  Deferred Project Costs
     ----------------------

     The Company pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the Advisor, for acquisition and advisory services and as reimbursement for acquisition expenses. These payments may not exceed 3 1/2% of shareholders' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of June 30, 1998, amounted to $93,926 and represented approximately 3 1/2% of shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4)  Deferred Offering Costs
     -----------------------

     The Advisor pays all the offering expenses for the Company.   The Advisor
     may be reimbursed by the Company to the extent that such offering expenses do not exceed 3% of shareholders' capital contributions. As of June 30, 1998, the Company had reimbursed the Advisor for $80,508 in offering expenses, which amounted to approximately 3% of shareholders' capital contributions.

(5)  Due To Affiliates
     -----------------

     Due to Affiliates consists of Acquisition and Advisory Fees, deferred offering costs, and other operating expenses paid by the Advisor on behalf of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Company, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to the shareholders in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, financing risks, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. An aggregate requirement of $2,500,000 of offering proceeds, excluding New York and Pennsylvania, was reached on July 8, 1998, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of June 30, 1998, the Company had sold 268,459 common shares of stock, for total share contributions of $2,684,595. After payment of $93,926 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $335,449 in selling commissions and organization and offering expenses and the capital contribution by Wells OP of $1,421,466 to the Fund IX-X-XI-REIT Joint Venture, as of June 30, 1998, the Company was holding net offering proceeds of $833,754 available for investment in properties.

Gross revenues of the Company of $10,917 for the three months ended June 30, 1998, were attributable primarily to interest income earned on funds held by the Company prior to the investment in properties and income earned from joint ventures. Expenses of the Company were $18 for the three months ended June 30, 1998, and consisted primarily of office expenses. Since the Company did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on June 5, 1998, there is no comparative financial data available from the prior fiscal year.

Net increase in cash and cash equivalents is the result of raising $2,684,595 in common stock capital contributions before deducting acquisition and advisory fees and expenses, commissions and offering costs.

No cash distributions were made to shareholders during the second quarter of 1998.

Company management has verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on the Company's operations.

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income currently pertain to the Company; consequently, adoption of this Statement had no impact on the Company's disclosures.

Effective April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and initial application is required to be reported as a cumulative effect of change in accounting principle. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this Statement by the Company in the first quarter of 1999 may result in the write-off of certain capitalized organization costs. Adoption of this Statement is not expected to have a material impact on the Company's results of operations and financial condition.

Property Operations
-------------------

As of June 30, 1998, the Company owned interests in the following operational properties:

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                          Three Months Ended      Six Months Ended
                                             June 30, 1998         June 30, 1998
                                          ------------------      ----------------
Revenues:
  Rental income                                   $190,986              $381,972

Expenses:
  Depreciation                                      93,684               184,778
  Management & leasing expense                      24,906                50,188
  Other operating expenses                           8,899                46,667
                                                  --------              --------
                                                   127,489               281,633
                                                  --------              --------
  Net income                                      $ 63,497              $100,339
                                                  ========              ========

Occupied %                                              67%                   67%

Company's Ownership % in the Fund
  IX-X-XI-REIT Joint Venture                           4.4%                  4.4%

Cash distribution to Company                      $  2,611              $  2,611

Net income allocated to Company                   $  1,203              $  1,203

The ABB Building is owned and operated by the Fund IX-X-XI-REIT Joint Venture. Wells OP was admitted to the Fund IX-X-XI-REIT Joint Venture and, accordingly, the Company acquired its interest in this property on June 11, 1998.

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 55,000 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In additions to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

It is currently anticipated that the total cost to complete the project will be approximately $7,800,000. It is currently anticipated that the Wells Fund IX will contribute $63,235 and that Wells Fund X will contribute $65,000 to the remaining cost of approximately $128,235.

Since the ABB Building was opened in December 1997, comparative income and expense figures for the prior year are not available.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                       Three Months Ended     Five Months Ended
                                         June 30, 1998          June 30, 1998
                                       ------------------     -----------------
Revenues:
  Rental income                               $254,939               $389,023

Expenses:
  Depreciation                                  81,576                135,960
  Management & leasing expense                  17,928                 17,928
  Other operating expenses                         610                    (89)
                                              --------               --------
                                               100,114                153,799
                                              --------               --------
  Net income                                  $154,825               $235,224
                                              ========               ========

Occupied %                                         100%                   100%

Company's Ownership % in the Fund
  IX-X-XI-REIT Joint Venture                       4.4%                   4.4%

Cash distribution to Company                  $  3,556               $  3,556

Net income allocated to Company               $  2,398               $  2,398

On February 13, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-X Joint Venture) acquired a two story office building containing approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000, excluding acquisition costs. Wells OP was admitted to the Fund IX-X-XI-REIT Joint Venture and, accordingly, the Company acquired its interest in this property on June 11, 1998.

The entire Ohmeda building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-X-XI-REIT Joint Venture at closing. The lease currently expires in January 2005.

The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and
$92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are not available for the prior year.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                 Three Months Ended    Four Months Ended
                                                   June 30, 1998          June 30, 1998
                                                 ------------------    -----------------
Revenues:
  Rental income                                         $212,442               $238,575

Expenses:
  Depreciation                                            71,065                 94,639
  Management & leasing expense                            19,237                 19,237
  Other operating costs, net of reimbursements           (48,278)               (48,278)
                                                        --------               --------
                                                          42,024                 65,598
                                                        --------               --------
  Net income                                            $170,418               $172,977
                                                        ========               ========

Occupied %                                                   100%                   100%

Company's Ownership % in the Fund
  IX-X-XI-REIT Joint Venture                                 4.4%                   4.4%

Cash distribution to Company                            $  3,457               $  3,457

Net income allocated to Company                         $  2,785               $  2,785

On March 20, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-X Joint Venture) acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1 tract of land located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building") for a purchase price of $8,275,000, excluding acquisition costs. Wells OP was admitted to the Fund IX-X-XI-REIT Joint Venture and, accordingly, the Company acquired its interest in this property on June 11, 1998.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are not available.

Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                             One Month Ended
                                             ---------------
                                              June 30, 1998
                                             ---------------
Revenues:
 Rental income                                       $9,885

Expenses:
 Depreciation                                         4,382
 Management & leasing expenses                            0
 Operating costs, net of reimbursements                   0
                                                     ------
                                                      4,382
                                                     ------

Net income                                           $5,503
                                                     ======

Occupied %                                              100%

Company's ownership % in the Fund
  IX-X-XI-REIT Joint Venture                            4.4%

Cash distributed to Company                          $5,684

Net income allocated to the Company                  $  246

On June 24, 1998, Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3 acre tract of land in Oklahoma City, Oklahoma (the "Lucent Technologies Building") for a purchase price of $5,504,276, excluding acquisition cost.

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building.

Since the Lucent Technologies Building was purchased in June 1998, comparable income and expense figures for the prior year are not available.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed by the Registrant during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE INVESTMENT TRUST, INC.
                              (Registrant)


Dated: August 10, 1998        By: /s/ Leo F. Wells, III
                                 -------------------------------------
                              Leo F. Wells, III
                              President and Director