Form 10-Q
period 1998-09-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 1998-11-13
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1998                    or
                              -----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number                       333-32099             (1933 Act)
                      -------------------------------------------------------

          Wells Real Estate Investment Trust, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Georgia                         58-2328421
-------------------------------       --------------------
(State of other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                          30092
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

Yes   X      No____
    -----

                                   Form 10-Q
                                   ---------

           Wells Real Estate Investment Trust, Inc. and Subsidiaries
           ---------------------------------------------------------

                                     INDEX
                                     -----

                                                                                                      Page No.
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets - September  30, 1998
                    and December 31, 1997.............................................................       3

                   Statement of Income for the Three and six months
                    Ended September 30, 1998..........................................................       4

                   Statements of Shareholders' Equity for the Year Ended December, 31, 1997
                    and the Six Months Ended
                    September 30, 1998................................................................       5

                   Statements of Cash Flows for the Six
                    Months Ended June 30, 1998........................................................       6

                   Condensed Notes to Financial Statements............................................       7

          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.....................................      13

PART II.  OTHER INFORMATION...........................................................................      22

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                                BALANCE SHEETS

                             Assets                                        Sept. 30, 1998           December 31, 1997
                             ------                                        --------------           -----------------
Investment in joint ventures (Note 2)                                         $ 9,861,770                    $      0
Cash and cash equivalents                                                         591,122                     201,000
Due from affiliates                                                               162,877                           0
Deferred project costs (Note 3)                                                    10,584                           0
Deferred offering costs (Note 4)                                                  648,130                     289,073
Prepaid expenses and other assets                                                  11,250                           0
                                                                              -----------                    --------

       Total assets                                                           $11,285,733                    $490,073
                                                                              ===========                    ========


             Liabilities and Shareholders' Equity
             ------------------------------------

Liabilities:
Sales commissions payable                                                     $    99,599                    $      0
Due to affiliates (Note 5)                                                        681,674                     289,073
Partnership distribution payable                                                  102,987                           0
Minority interest of unit holder in operating partnership                         200,000                     200,000
                                                                              -----------                    --------
       Total liabilities                                                        1,084,260                     489,073
                                                                              -----------                    --------

Shareholders' equity:
   Common shares, $.01 par value; 165,000,000 shares
      authorized, 1,169,292 shares issued and outstanding                          11,693                           1
   Additional paid in capital                                                  10,219,740                         999
   Account deficit                                                                (29,960)                          0
                                                                              -----------                    --------

       Total shareholders' equity                                              10,201,473                       1,000
                                                                              -----------                    --------

       Total liabilities and shareholders' equity                             $11,285,733                    $490,073
                                                                              ===========                    ========

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                              STATEMENT OF INCOME

                                                              Three Months Ended      Six Months Ended
                                                              September 30, 1998     September 30, 1998
                                                              -------------------  ----------------------
Revenues:
  Equity in income of joint ventures                                 $68,683                $75,314
  Interest Income                                                      4,609                  8,895
                                                                     -------                -------
                                                                      73,292                 84,209
                                                                     -------                -------
Expenses:
  Administrative                                                       3,426                  3,444
  Legal and accounting                                                   318                    318
  Printing                                                             7,420                  7,420
                                                                     -------                -------
                                                                      11,164                 11,182
                                                                     -------                -------
  Net income                                                         $62,128                $73,027
                                                                     =======                =======


Basic and diluted earnings per share                                 $  0.06                $  0.06

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE SIX MONTHS ENDED SEPTEMBER 30, 1998

                                                  COMMON STOCK                                TOTAL
                                     ---------------------------------------
                                                            ADDITIONAL PAID    ACCOUNT    SHAREHOLDERS'
                                      SHARES    AMOUNTS        IN CAPITAL      DEFICIT        EQUITY
                                     ---------  --------    ----------------  ----------  --------------
BALANCE,
   DECEMBER 31, 1997                       100   $     1        $       999   $    -        $     1,000

   Issuance of common stock          1,169,192    11,692         11,680,231           -      11,691,923
   Net income                                -         -                  -      73,027          73,027
   Distributions                             -         -                       (102,987)       (102,987)
   Sales commissions                         -         -         (1,110,732)          -      (1,110,732)
   Other offering expenses                   -         -           (350,758)          -        (350,758)
                                     ---------  --------        -----------   ---------     -----------
BALANCE,
   SEPTEMBER 30, 1998                1,169,292   $11,693        $10,219,740   $ (29,960)    $10,201,473
                                     =========  ========        ===========   =========     ===========

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOW

                                                              Six Months Ended
                                                              ----------------
                                                              September 30, 1998
                                                              ------------------

Cash flows from operating activities:
  Net income                                                   $     73,027
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Equity in income of joint ventures                            (75,314)
      Changes in assets and liabilities:
        Increase in prepaid expenses and other assets               (11,250)
        Increase in due to affiliates                                33,544
                                                                -----------
  Net cash provided by operating activities                          20,007
                                                                -----------

Cash flow from investing activities:
  Distributions received from joint venture                          15,307
  Investment in joint ventures                                   (9,566,007)
  Deferred project costs                                           (409,217)
                                                                -----------
  Net cash used by investing activities                          (9,959,917)
                                                                -----------

Cash flow from financing activities:
  Shareholders' contributions                                    11,691,923
  Sales commissions                                              (1,011,133)
  Offering costs                                                   (350,758)
                                                                -----------
Net cash provided by financing activities                        10,330,032
                                                                -----------

Net increase in cash and cash equivalents                           390,122

Cash and cash equivalents, beginning of year                        201,000
                                                                -----------
Cash and cash equivalents, end of period                        $   591,122
                                                                ===========

Supplemental schedule of noncash investing
  activities:
    Deferred project costs applied to investing
    activities                                                  $   398,634
                                                                ===========

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                    Condensed Notes to Financial Statements

                              September 30, 1998

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) General
     -----------

     Wells Real Estate Investment Trust, Inc. (the "Company") is a Maryland corporation formed on July 3, 1997. The company is the sole general partner of Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties on behalf of the Company.

     On January 30, 1998, the Company commenced a public offering of up to $165,000,000 shares of common stock ($10.00 per share) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. An aggregate requirement of $2,500,000 of offering proceeds, excluding New York and Pennsylvania, was reached on July 8, 1998, thus allowing for the admission of New York and Pennsylvania investors in the Company. As of September 30, 1998, the Company had sold 1,169,292 shares for total capital contributions of $11,692,923. After payment of $409,217 in Acquisition and Advisory Fees and Expenses, payment of $1,461,490 in selling commissions and organization and offering expenses and capital contributions by Wells OP of $9,566,007 to the joint ventures, the Company was holding net offering proceeds of $256,209 available for investment in properties.

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

     (e) Basis of Presentation
     -------------------------

     Substantially all of the Company's business is conducted through Wells OP. At December 31, 1997, the Wells OP had issued 20,000 limited partner units to Wells Capital Inc., the Advisor, in exchange for a capital contribution of $200,000. The Company is the sole general partner in Wells OP and possesses full legal control and authority over the operations of Wells OP; consequently, the accompanying consolidated balance sheet of the Company includes the accounts of the Company and Wells OP.

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

     (g) Income Taxes
     ----------------

     The Company plans to make an election to be taxed as a Real Estate Investment Trust ("REIT") under sections 856 through 860 of the Code, effective for its short taxable year beginning on the day prior to the date on which the Offering commences and ending on December 31, 1998. The Company believes that, commencing with such taxable year, it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code, and the Company intends to continue to operate in such a manner, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT.

     (h) Statement of Cash Flows
     ---------------------------

     For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  Investments in Joint Venture
     ----------------------------

     The Company owns interests in seven office buildings through its ownership in Wells OP which owns interest in two joint ventures. The Company does not have control over the operations of these two joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method.

     The following describes additional information about the properties in which the Company owns an interest as of September 30, 1998:

     FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE
     -----------------------------------------------

     On June 11, 1998, Fund IX and Fund X Associates (the "Fund IX-X Joint Venture"), a joint venture between Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, and Wells Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, was amended and restated to admit Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, and Wells OP. Wells Fund IX, Wells Fund X and Wells Fund XI are all Affiliates of the Company and the Advisor.

     The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties:
     (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building located in Oklahoma City, Oklahoma County, Oklahoma. On July 1, 1998, Wells Fund X contributed the Iomega building located in Ogden, Weber County, Utah to the Fund IX-X-XI- REIT Joint Venture.

     As of September 30, 1998, the Wells OP had contributed approximately $1,421,466 for an approximate 3.8% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of September 30, 1998, Wells Fund IX held an approximate 39.8% equity interest, Wells Fund X held an approximate 49.7% equity interest, and Wells Fund XI held an approximate 6.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.

     IOMEGA BUILDING
     ---------------

     On July 1, 1998, Wells Real Estate Fund X, L.P. ("Wells Fund X") contributed a single story warehouse and office building with 108,000 rentable square feet (the "Iomega Building") and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by Wells Fund X for the Iomega Building on April 1, 1998.

     The building is 100% occupied by one tenant with a ten year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40/th/ and 80/th/ months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months; provided however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

     WELLS/FREMONT JOINT VENTURE
     ---------------------------

     On July 15, 1998, the Wells/Fremont Joint Venture was formed. Wells OP entered into a joint venture agreement known as Wells/Fremont Associates ("Fremont Joint Venture") with Wells Development Corporation, a Georgia corporation. Wells Development Corporation is an affiliate of the Company and the adviser. On July 21, 1998, the Fremont Joint Venture acquired the Fairchild Building, a 58,424-square-foot warehouse and office building located in Fremont, California, for a purchase price of $8,900,000 plus acquisition expenses of approximately $60,000. The Fremont Joint Venture used the $2,995,480 aggregate capital contributions described below to partially fund the purchase of the Fairchild Building. The Fremont Joint Venture also obtained a loan in the amount of $5,960,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Fairchild Building (the "Fairchild Loan"). The Fairchild Loan had a one year term maturing on July 21, 1999. The interest rate on the Fairchild Loan was a variable rate per annum equal to the LIBOR Rate for a 30-day period plus 220 basis points.

     The Fairchild Building is 100% occupied by one tenant with a seven-year lease term that commenced on December 1, 1997 (with an early possession date of October 1, 1997) and expires on November 30, 2004. The monthly base rent payable under the lease is $68,128 with a 3% increase on each anniversary of the commencement date. The lease is a triple net lease, whereby the terms require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building. Prior to October 1, 1997, the building was unoccupied and all operating expenses were paid by the former owner of the Fairchild Building.

     On July 17, 1998, a joint venture between Wells Fund X and Wells Fund XI (the "Fund X-XI Joint Venture") entered into an Agreement for the Purchase and Sale of Joint Venture Interest (the "Fremont JV Contract") with Wells Development. Pursuant to the Fremont JV Contract, the Fund X-XI Joint Venture contracted to acquire Wells Development's interest in the Fremont Joint Venture (the "Fremont JV Interest") which at closing, will result in the Fund X-XI Joint Venture becoming a joint venture partner with Wells OP in the ownership of the Fairchild Building. At the time of the entering into the Fremont JV Contract, the Fund X-XI Joint Venture delivered $2,000,000 to Wells Development as an earnest money deposit (the "Fremont Earnest Money"). Wells Development contributed the Fremont Earnest Money it received from the Fund X-XI Joint Venture to the Fremont Joint Venture as its initial capital contribution.

     As of September 30, 1998, Wells OP had made total capital contributions of $5,273,000 to the Fremont Joint Venture and held an approximate 73% equity percentage interest in the Fremont Joint Venture, and Wells Development had contributed $2,000,000 and held an approximate 27% equity percentage interest in the Fremont Joint Venture.

     WELLS/ORANGE COUNTY JOINT VENTURE
     ---------------------------------

     Wells OP entered into a joint venture agreement known as Wells/Orange County Associates ("Cort Joint Venture") with Wells Development
     Corporation.   On July 31, 1998, the Cort Joint Venture acquired the Cort
     Furniture Building for a purchase price of $6,400,000 plus acquisition expenses of approximately $150,000. The Cort Joint Venture used the $1,668,000 aggregate capital contributions described below to partially fund the purchase of the Cort Furniture Building. The Cort Joint Venture also obtained a loan in the amount of $4,875,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Cort Furniture Building (the "Cort Loan"). On September 1, 1998, the Fund X-XI Joint Venture acquired an interest in the Cort Joint Venture from Wells Development Corporation.

     The Cort Furniture Building is a 52,000-square-foot warehouse and office building located in Fountain Valley California. The building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the Cort Joint Venture for certain operating expenses, as defined in the lease, related to the building.

     On July 30, 1998, the Fund X-XI Joint Venture entered into the Agreement for the Purchase and Sale of Joint Venture Interest (the "Cort JV Contract") with Wells Development. Pursuant to the Cort JV Contract, the Fund X-XI Joint Venture contracted to acquire Wells Development's interest in the Cort Joint Venture. On September 1, 1998 the Fund X-XI Joint Venture exercised its rights under the Cort JV Contract and purchased Wells Development's interest in the Cort Joint Venture and became a joint venture partner with Wells OP in the ownership of the Cort Furniture Building.

     At the time of entering into the Cort JV Contract, the Fund X-XI Joint Venture paid $1,500,000 to Wells Development as an earnest money deposit (the "Cort Earnest Money"). Wells Development contributed the Cort Earnest Money it received from the Fund X-XI Joint Venture to the Cort Joint Venture as its initial capital contribution, and Wells OP simultaneously contributed $168,000 to the Cort Joint Venture as its initial capital contribution.

     On September 1, 1998, Wells Fund X and Wells Fund XI contributed an additional $1,546,233 and $648,767, respectively, to the Fund X-XI Joint Venture, and these aggregate proceeds of $2,195,000 were contributed to the Cort Joint Venture. Wells OP contributed an additional $2,702,982 to the Cort Joint Venture. These proceeds were used to pay off the Cort Loan.

     As of September 30, 1998, Wells OP had made total capital contributions of $2,870,982 and held an approximate 44% equity percentage interest in the Cort Joint Venture, and the Fund X-XI Joint Venture had contributed $3,695,000 and held and approximately 56% equity percentage interest in the Cort Joint Venture.

(3)  Deferred Project Costs
     ----------------------

     The Company pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the Advisor, for acquisition and advisory services and as reimbursement for acquisition expenses. These payments may not exceed 3 1/2% of shareholders' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of September 30, 1998, amounted to $409,217 and represented approximately 3 1/2% of shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4)  Deferred Offering Costs
     -----------------------

     The Advisor pays all the offering expenses for the Company.   The Advisor
     may be reimbursed by the Company to the extent that such offering expenses do not exceed 3% of shareholders' capital contributions. As of September 30, 1998, the Company had reimbursed the Advisor for $350,758 in offering expenses, which amounted to approximately 3% of shareholders' capital contributions.

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

The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. An aggregate requirement of $2,500,000 of offering proceeds, excluding New York and Pennsylvania, was reached on July 8, 1998, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of September 30, 1998, the Company had sold 1,169,292 common shares of stock, for total share contributions of $11,692,923. After payment of $409,217 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $1,461,490 in selling commissions and organization and offering expenses, and capital contributions by Wells OP of $9,566,007 to joint ventures, as of September 30, 1998, the Company was holding net offering proceeds of $256,209 available for investment in properties.

Gross revenues of the Company of $84,209 for the six months ended September 30, 1998, were attributable to interest income earned on funds held by the Company prior to the investment in properties and income earned from joint ventures. Expenses of the Company were $11,182 for the six months ended September 30, 1998, and consisted primarily of administrative and printing expenses. Since the Company did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on June 5, 1998, there is no comparative financial data available for the prior fiscal year.

Net increase in cash and cash equivalents is primarily the result of raising $11,691,923 in common stock capital contributions offset by acquisition and advisory fees and expenses, commissions, offering costs and capital contributions to joint ventures.

Cash distributions of $0.06 per share were made to shareholders during the third quarter of 1998.

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

Property Operations
-------------------

As of September 30, 1998, the Company owned interests in the following operational properties:

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                                     Three Months Ended         Nine Months Ended
                                                                      Sept. 30, 1998             Sept. 30, 1998
                                                                   -------------------      ----------------------
Revenues:
  Rental income                                                           $208,370                    $590,342
  Interest income                                                            6,000                       6,000
                                                                          --------                    --------
                                                                           214,370                     596,342
                                                                          --------                    --------
Expenses:
  Depreciation                                                             120,433                     305,211
  Management & leasing expense                                              25,577                      75,765
  Other operating expenses, net of reimbursements                            3,050                      49,717
                                                                          --------                    --------
                                                                           149,060                     430,693
                                                                          --------                    --------
  Net income                                                              $ 65,310                    $165,649
                                                                          ========                    ========

Occupied %                                                                      95%                         95%

Company's Ownership % in the Fund IX-X-XI-REIT Joint Venture                   3.8%                        3.8%

Cash distribution to Company                                              $  7,185                    $  9,796

Net income allocated to Company                                           $  2,513                    $  3,716

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In additions to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term. Another tenant has occupied 23,490 rentable square feet bringing the occupancy to 95%.

It is currently anticipated that the total cost to complete the project will be approximately $7,900,000. It is currently anticipated that Wells Fund IX will contribute approximately $80,000 of the remaining cost to complete the building.

Since the ABB Building was opened in December 1997, comparative income and expense figures for the prior year are not available.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                              Three Months Ended     Eight Months Ended
                                                                Sept. 30, 1998         Sept. 30, 1998
                                                              -------------------  ----------------------
Revenues:
  Rental income                                                        $254,940                $643,963
                                                                       --------                --------

Expenses:
  Depreciation                                                           81,576                 217,536
  Management & leasing expense                                           11,618                  29,546
  Other operating expenses, net of reimbursements                         1,171                   1,082
                                                                       --------                --------
                                                                         94,365                 248,164
                                                                       --------                --------
  Net income                                                           $160,575                $395,799
                                                                       ========                ========

Occupied %                                                                  100%                    100%

Company's Ownership % in the Fund IX-X-XI-REIT Joint Venture                3.8%                    3.8%

Cash distribution to Company                                           $  9,170                $ 12,726

Net income allocated to Company                                        $  6,178                $  8,576

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

The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and
$92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda is required to pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are not available for the prior year.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------


                                                              Three Months Ended     Seven Months Ended
                                                                Sept. 30, 1998         Sept. 30, 1998
                                                              -------------------  ----------------------
Revenues:
  Rental income                                                     $215,289                    $453,864
                                                                    --------                    --------

Expenses:
  Depreciation                                                        71,793                     166,432
  Management & leasing expense                                        18,086                      37,323
  Other operating expenses, net of reimbursements                     (7,850)                    (56,128)
                                                                    --------                    --------
                                                                      82,029                     147,627
                                                                    --------                    --------
  Net income                                                        $133,260                    $306,237
                                                                    ========                    ========

Occupied %                                                               100%                      100%

Company's Ownership % in the Fund IX-X-XI-REIT Joint Venture             3.8%                      3.8%

Cash distribution to Company                                        $  7,547                  $ 11,004

Net income allocated to Company                                     $  5,127                  $  7,912

On March 20, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-X Joint Venture) acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1 tract of land located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building") for a purchase price of $8,275,000, excluding acquisition costs. The Partnership was admitted to the Fund IX-X-XI-REIT Joint Venture and, accordingly, the Company acquired its interest in this property on June 11, 1998.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Other operating expenses are negative due to tenant reimbursements being greater than operating expenses. Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are not available.

Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                              Three Months Ended     Four Months Ended
                                                              September 30, 1998     September 30, 1998
                                                              -------------------  ----------------------
Revenues:
Rental income                                                         $133,600                 $143,485
                                                                      --------                 --------

Expenses:
  Depreciation                                                          51,514                   55,896
  Management & leasing expenses                                          5,084                    5,084
  Operating costs, net of reimbursements                                 7,584                    7,584
                                                                      --------                 --------
                                                                        64,182                   68,564
                                                                      --------                 --------
  Net income                                                          $ 69,418                 $ 74,921
                                                                      ========                 ========

Occupied %                                                                 100%                     100%

Company's ownership % in the Fund IX-X-XI-REIT Joint Venture               3.8%                     3.8%

Cash distributed to Company                                           $  4,406                 $ 10,090

Net Income allocated to the Company                                   $  2,670                 $  2,916

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

Iomega Building/Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------

                                                                 Three Months Ended           Six Months Ended
                                                                 September 30, 1998          September 30, 1998
                                                                 ------------------          ------------------
Revenues:

  Rental income                                                       $126,666                    $246,666
                                                                      --------                    --------

Expenses:
  Depreciation                                                          48,594                      97,578
  Management & leasing expenses                                          5,596                      11,199
  Operating costs, net of reimbursements                                 3,526                       5,731
                                                                      --------                    --------
                                                                        57,716                     114,508
                                                                      --------                    --------
  Net income                                                          $ 68,950                    $132,158
                                                                      ========                    ========

Occupied %                                                                 100%                        100%

Company's ownership % in the Fund IX-X-XI-REIT Joint Venture               3.8%                        3.8%

Cash distributed to Company                                           $  4,265                    $  4,265

Net Income allocated to the Company                                   $  2,652                    $  2,652

On April 1, 1998, Wells Fund X acquired a single story warehouse and office building containing approximately 100,000 rentable square feet on a 8.03 acre tract of land in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Company acquired an interest in the Iomega Building and began participating in income and distribution from this property as of July 1, 1998.

The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior year are not available.

Wells/Fremont Joint Venture
---------------------------

                                                            Three Months Ended
                                                            ------------------
                                                            September 30, 1998
                                                            ------------------
Revenues:
      Rental income                                              $175,381
                                                                 --------

Expenses:
      Depreciation                                                 70,324
      Management & leasing expenses                                 7,315
      Operating costs, net of reimbursements                       71,011
                                                                 --------
                                                                  148,650
                                                                 --------

Net income                                                       $ 26,731
                                                                 ========

Occupied %                                                            100%

Company's ownership %                                                73.1%

Cash distributed to Company                                      $ 83,001

Net income allocated to the Company                              $ 17,694


On July 21, 1998, the Wells/Fremont Joint Venture acquired a two-story warehouse and office building containing approximately 58,424 rentable square feet on a
3.05 acre tract of land in Fremont, California (the "Fremont Building") for a purchase price of $8,900,000 excluding acquisition costs.

The building is 100% occupied by Fairchild Technologies, U.S.A., Inc. with a lease expiration of November 30, 2004.

Since the Fremont Building was purchased in July of 1998, comparable income and expense figures for the prior year are not available.

Wells/Cort Joint Venture
------------------------

                                                           Two Months Ended
                                                           ----------------
                                                            Sept. 30, 1998
                                                            --------------
Revenues:
      Rental income                                             $133,857
                                                                --------

Expenses:
      Depreciation                                                45,288
      Management & leasing expenses                                5,144
      Operating costs, net of reimbursements                      29,700
                                                                --------
                                                                  80,132
                                                                --------

Net income                                                      $ 53,725
                                                                ========

Occupied %                                                           100%

Company's ownership %                                               43.7%

Cash distributed to Company                                     $ 47,312

Net income allocated to the Company                             $ 31,853

On July 31, 1998, the Cort Joint Venture acquired a one-story warehouse and office building containing approximately 52,000 rentable square feet on a 3.65 acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,400,000, excluding acquisition costs.

The building is 100% leased by Cort Furniture Rental Corporation with a lease expiration of October 31, 2003.

Since the Cort Building was purchased in July 1998, comparable income and expense figures for the prior year are not available.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). During the third quarter of 1998, the Registrant filed a Current Report on Form 8-K dated July 21, 1998, describing the acquisition of the Fairchild Building by the Fremont Joint Venture.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE INVESTMENT TRUST, INC.
                              (Registrant)


Dated:  November 10, 1998     By:  /s/ Leo F. Wells, III
                                   ---------------------
                              Leo F. Wells, III
                              President and Director