Form 10-K
period 1998-12-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 1999-03-30
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]

For the fiscal year ended     December 31, 1998      or
                         ---------------------------   -----------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         [No Fee Required]

For the transition period from                      to
                              ----------------------   ------------------------

Commission file number              333-32099      (1933 Act)
                      ---------------------------------------------------------

                   Wells Real Estate Investment Trust, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                   58-2328421
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road
Norcross, Georgia                                               30092
----------------------------------------             ---------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
                                                  ------------------------------

Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class               Name of exchange on which registered
-----------------------------------        ------------------------------------
               NONE                                        NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)

                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No
    ---              ---

Aggregate market value of the voting stock held by non-affiliates:

While there is no established market for the Registrant's shares of voting stock, the Registrant has offered and sold shares of its voting stock pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10 per share. The number of shares of common stock outstanding as of February 28, 1999 was 4,078,535.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference portions of the Wells Real Estate Investment Trust, Inc. Definitive Proxy Statement for the
1999 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 1999.

                                    PART I


ITEM  1.  BUSINESS.

General

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

On January 30, 1998, the Company commenced a public offering of up to $165,000,000 shares of common stock ($10.00 per share) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. An aggregate requirement of $2,500,000 of offering proceeds, excluding New York and Pennsylvania, was reached on July 8, 1998, thus allowing for the admission of New York and Pennsylvania investors in the Company. As of December 31, 1998 the Company had sold 3,154,136 shares for total capital contributions of $31,541,360. After payment of $1,103,913 in Acquisition and Advisory Fees and Expenses, payment of $3,942,545 in selling commissions and organization and offering expenses, and capital contributions and acquisition expenditures by Wells OP of $18,442,540, the Company was holding net offering proceeds of $8,052,362 available for investment in properties.

Wells OP owns interests in properties through equity ownership in the following joint ventures: (i) The Fund IX-X-XI-REIT Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), (ii) Wells/Fremont Associates (the "Fremont Joint Venturo"), a joint venture between the Partnership and Fund X and Fund XI Associates, which is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"), and (iii) Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Partnership and the Fund X-XI Joint Venture.

As of December 31, 1998, the Partnership owned interests in the following properties: (i) a three story office building in Knoxville, Tennessee (the "ABB Building"), (ii) a two story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one story office building in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), (v) a one story warehouse and office building in Ogden, Utah (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two story warehouse office building in Fremont, California (the "Fremont Building"), which is owned by the Fremont Joint Venture, (vii) a one story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Cort Joint Venture, and (viii) a four story office building in Tampa, Florida (the "PWC Building") which is owned directly by the Partnership.

Employees

The Company has no direct employees. The employees of Wells Capital, Inc., the Company's Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

See Item II "Compensation of Advisor and Affiliates", for a summary of the fees paid to the Advisor and affiliates during the fiscal year ended December 31, 1998.

Insurance

Wells Management Company, Inc., an affiliate of the Company and the Advisor, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Company. In the opinion of management of the registrant, the properties are adequately insured.

Competition

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

ITEM 2.  PROPERTIES.

The Company owns interest in eight properties through its ownership in Wells OP which owns interest directly or through its ownership in two joint ventures of which all are office buildings. The Company does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method. As of December 31, 1998, these properties were 99.9% occupied.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1998, assuming no exercise of renewal options or termination rights:

                                                                            Partnerships
Year of                        Number of      Annualized     Share of       Percentage of       Percentage of
Lease            Leases        Square         Gross Base     Annualized     Total Square       Total Annualized
Expiration     Expiring    Feet Expiring       Rent(1)   Gross Base Rent(1) Feet Expiring        Base Rent
-----------------------------------------------------------------------------------------------------------------
1999             1             23,490          236,748         9,080            3.6%                3.0%
2000             -                  -                -             -              -                   -
2001             2             20,739          328,620        12,604            3.2%                4.2%
2002             3             12,606          256,980         9,856            2.0%                3.3%
2003(2)          2             69,146        1,072,828       357,960           10.8%               13.6%
2004(3)          1             58,424          902,946       699,819            9.1%               11.5%
2005(4)          1            106,750        1,027,320        39,403           16.6%               13.0%
2006(5)          1            108,250          497,892        19,097           16.9%                6.3%
2007(6)          1             55,000          764,364        29,317            8.6%                9.7%
2008(7)          2            187,276        2,792,211     2,231,554           29.2%               35.4%
-----------------------------------------------------------------------------------------------------------------
                14            641,681       $7,879,909    $3,408,690          100.0%              100.0%

(1)      Average monthly gross rent over life of the lease, annualized.
(2)      Expiration of Cort building lease, - 52,000 square feet.
(3)      Expiration of Fairchild building lease, - 58,424 square feet.
(4)      Expiration of Ohmeda building lease, - 106,750 square feet.
(5)      Expiration of Iomega building lease, - 108,250 square feet.
(6)      Expiration of ABB building lease, - 55,000 square feet.
(7) Expiration of PriceWaterhouse building lease, - 130,090 square feet and Expiration of Lucent building lease, - 57,186 square feet.

The following describes the properties in which the Company owns an interest of December 31, 1998:

Fund IX-X-XI-REIT Joint Venture

On June 11, 1998, Fund IX and Fund X Associates (the "Joint Venture"), a joint venture between the Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, and Wells Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, was amended and restated to admit Wells Real Estate Fund XI, L.P. ("Wells Fund XI") a Georgia public limited partnership, and Wells OP. Wells Fund IX, Wells Fund X and Wells Fund XI are all Affiliates of the Company and the Advisor.

The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties: (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County,

Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building located in Oklahoma City, Oklahoma County, Oklahoma. On July 1, 1998, Wells Fund X contributed the Iomega Building located in Ogden, Weber County, Utah to the Fund IX-X-XI-REIT Joint Venture.

As of December 31, 1998, Wells OP had contributed approximately $1,421,466 for an approximate 3.8% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 1998, Wells Fund IX had an approximate 39.8% equity interest, Wells Fund X had an approximate 49.7% equity interest, and Wells Fund XI had an approximate 6.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.


The ABB Building

On March 20, 1997, the Joint Venture began construction on a three-story office building containing approximately 83,885 rentable square feet (the "ABB Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee.

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 55,000 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing in December, 1997. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

It is currently anticipated that the remaining cost to complete this project which includes the final buildout of remaining space will be approximately $170,000, which it is anticipated will be contributed by Wells Fund IX.

The average effective annual rental per square foot at the ABB Building was $9.97 for 1998 and $8.16 for 1997, the first year of occupancy. The occupancy rate at year end was 95% for 1998 and 67% for 1997.

For additional information regarding the ABB Building, refer to Supplement No.2 dated June 30, 1998 to the Prospectus of Wells Real Estate Investment Trust, Inc. contained in Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on July 9, 1998 (Commission File No. 333-32099).

Ohmeda Building

On February 13, 1998, the Joint Venture acquired a two story office building that was completed in 1988 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees and other closing costs for a total cost of $10,347,955.

The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease date February 26, 1987, as amended by First Amendment to Lease dated December 3, 1987, as amended by Second Amendment to Lease dated October 20, 1997 (the "Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

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

The average effective annual rental per square foot at the Ohmeda Building was $9.62, the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the Ohmeda Building, refer to Supplement No. 2 dated June 30, 1998 Prospectus of Wells Real Estate Investment Trust, Inc. contained in Post-Effective Amendment No 2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on July 9, 1998 (Commission File No. 333-32099).


360 Interlocken Building

On March 20, 1998, the Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000. excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

The average effective annual rental per square foot at the 360 Interlocken Building was $16.31 the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the 360 Interlocken Building, refer to Supplement No. 2 dated June 30, 1998 to the Prospectus of Wells Real Estate Investment Trust, Inc. contained in Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on July 9, 1998 (Commission File No. 333-32099).


Lucent Technologies Building

On May 30, 1997, the Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the Company and the Advisor, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Lucent Technologies Building"). On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for a purchase price of $5,504,276.

Lucent Technologies, a world-wide leader in telecommunications technology producing a variety of communication products, has occupied the entire Lucent Technologies Building. The initial term of the lease is ten years commencing January 5, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installments of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extendable term will be at market rental rates. In addition to the base rent, Lucent Technologies will be required to pay additional rent equal to its share of operating expenses during the lease term.

The average effective annual rental per square foot at the Lucent Technologies Building was $9.69, the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the Lucent Technologies Building, refer to Supplement No. 2 dated June 30, 1998, to the Prospectus of Wells Real Estate Investment Trust, Inc. contained in Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on July 9, 1998 (Commission File No. 333-32099).


Iomega Building

On July 1, 1998, Wells Real Estate Fund X, L.P. ("Wells Fund X") contributed a single story warehouse and office building with 108,250 rentable square feet (the "Iomega Building") and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase $5,025,000 plus acquisition expenses of price of $25,425 originally paid by the Partnership for the Iomega Building on April 1, 1998.

The building is 100% occupied by one tenant with a ten year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months; provided however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

The average effective annual rental per square foot at the Iomega Building was $4.60, the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the Iomega Building, refer to Supplement No. 3 dated August 12, 1998, to the Prospectus of Wells Real Estate Investment Trust, Inc. contained in Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. which was filed with the Commission on August 14, 1998 (Commission File No. 333-32099).

Wells/Fremont Joint Venture -- Fairchild Building

On July 15, 1998, Wells OP entered into a joint venture agreement known as Wells/Fremont Associates ("Fremont Joint Venture") with Wells Development Corporation, a Georgia Corporation ("Wells Development"). Wells Development is an affiliate of the Company and the Advisor. On July 21, 1998, the Fremont Joint Venture acquired the Fairchild Building, a 58,424 square-foot warehouse and office building located in Fremont, California (the "Fairchild Building"), for a purchase price of $8,900,000 plus acquisition expenses of approximately $60,000. The Fremont Joint Venture used the $2,995,480 aggregate capital contributions described below to partially fund the purchase of the Fairchild Building. The Fremont Joint Venture also obtained a loan in the amount of $5,960,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Fairchild Building (the "Fairchild Loan"). The Fairchild Loan had a one year term maturing on July 21, 1999. The interest rate on the Fairchild Loan is a variable rate per annum equal to the LIBOR Rate for a 30-day period plus 220 basis points.

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

On July 17,1998 a joint venture between Wells Fund X and Wells Fund XI (the "Fund X-XI Joint Venture") entered into an Agreement for the Purchase and Sale of Joint Venture Interest (the "Fremont JV Contract") with Wells Development. Pursuant to the Fremont JV Contract, the

Fund X-XI Joint Venture contracted to acquire Wells Development's interest in the Fremont Joint Venture (the "Fremont JV Interest. On October 8, 1998, the Fund X-XI Joint Venture exercised its rights under the Fremont Joint Venture Contract and purchased Wells Development's interest in the Fremont Joint Venture and became a joint venture partner with Wells OP in the ownership of the Fairchild Building.

On October 6, 1998, Wells OP contributed an additional $6,983,110 to the Wells/Fremont Joint Venture. These proceeds were used to pay off the Fremont Loan. As of December 31, 1998, Wells OP held an approximate 78% equity percentage interest in the Fremont Joint Venture, and the Fund X-XI Joint Venture held an approximate 22% equity percentage interest in the Fremont Joint Venture.

The average effective annual rental per square foot at the Fairchild Building was $8.46, the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the Fairchild Building, refer to Supplement No. 3 dated August 12, 1998, to the Prospectus of Wells Real Estate Investment Trust, Inc. contained in Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on August 14, 1998 (Commission File No. 333-32099).

Wells/Cort Joint Venture

In July of 1998, Wells OP entered into a joint venture agreement known as Wells/Orange County Associates ("Cort Joint Venture") with Wells Development Corporation. On July 31, 1998, the Cort Joint Venture acquired the Cort Furniture Building for a purchase price of $6,400,000 plus acquisition expenses of approximately $150,000. The Cort Joint Venture used the $1,668,000 aggregate capital contributions described below to partially fund the purchase of the Cort Furniture Building. The Cort Joint Venture also obtained a loan in the amount of $4,875,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Cort Furniture Building (the "Cort Loan").

The Cort Furniture Building is a 52,000 square-foot warehouse and office building located in Fountain Valley California. The building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the Cort Joint Venture for certain operating expenses, as defined in the lease, related to the building.

On July 30, 1998, the Fund X-XI Joint Venture entered into the Agreement for the Purchase and Sale of Joint Venture Interest (the "Cort JV Contract") with Wells Development. Pursuant to the Cort JV Contract, the Fund X-XI Joint Venture contracted to acquire Wells Development's interest in the Cort Joint Venture. On September 1, 1998, the Fund X-XI Joint Venture exercised its rights under the Cort JV Contract and purchased Wells Development's interest in the Cort Joint Venture and became a joint venture partner with Wells OP in the ownership of the Cort Furniture Building.

On September 1, 1998, the Fund X-XI Joint Venture, contributed an additional $2,195,000 to the Cort Joint Venture. Wells OP contributed an additional $2,702,982 to the Cort Joint Venture. These proceeds were used to pay off the Cort Loan.

As of December 31, 1998, Wells OP had made total capital contributions of $2,871,430 and held an approximate 44% equity percentage interest in the Cort Joint Venture, and the Fund X-XI Joint Venture had contributed $3,695,000 and held an approximate 56% equity percentage interest in the Cort Joint Venture.

The average effective annual rental per square foot at the CORT Building was $15.30, the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the Cort Furniture Building, refer to Supplement No. 3 dated August 12, 1998, to the Prospectus of Wells Real Estate Investment Trust, Inc. contained in Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on August 14, 1998 (Commission File No. 333-32099),

The PWC Building

On December 31, 1998, Wells OP acquired a four-story office building containing approximately 130,090 rentable square feet (the "PWC Building") which was recently developed and constructed on an approximately 9 acre tract of real property located in Tampa, Hillsborough County, Florida. The total purchase price for the PWC Building pursuant to the Purchase Agreement was $21,127,854. At the closing, Wells OP paid a purchase price of $20,707,854 to the Seller plus $98,609.30 for closing costs.

Wells OP purchased the PWC Building subject to a loan from SouthTrust Bank, National Association ("SouthTrust") in the outstanding principal of $14,132,537.87 (the "SouthTrust Loan"). The SouthTrust Loan consists of a revolving credit facility whereby SouthTrust agreed to loan up to $15.5 million. The SouthTrust Loan matures on December 31, 2000. The interest rate on the SouthTrust Loan is a variable rate per annum equal to the London InterBank Offered Rate for a thirty day period plus 185 basis points. Commencing on February 1, 1999, Wells OP is require to pay to SouthTrust monthly installments of principal in the amount of $12,500.00 plus accrued interest. The SouthTrust Loan is secured by a first mortgage against the PWC Building.

On December 31, 1998, the Seller assigned all of its rights pursuant to the Lease Agreement dated as of March 30, 1998 between the Seller, as landlord, and Price Waterhouse LLP, which has subsequently merged with Coopers & Lybrand to form PriceWaterhouseCoopers ("PWC"), as tenant (such agreement, as assigned, is referred to herein as the "PWC Lease"). The PWC lease currently expires in December 2008, subject to PWC's right to extend the lease for two additional five year periods of time.

PWC provides a full range of business advisory services to leading global, national and local companies and to public institutions. These services include audit, accounting and tax advice, management, information technology and human resources consulting; financial advisory services including mergers and acquisitions, business recovery, project finance and litigation support; business process outsourcing services; and legal advice through a global network of affiliated law firms. PWC employs more than 140,000 people in 152 countries.

The annual base rent payable under the PWC Lease is $1,915,741.13 ($14.73 per square foot) payable in equal monthly installments of $159,645.09 during the first year of the initial lease term. The base rent escalates at the rate of 3% per year throughout the ten year lease term. In addition, PWC is required to pay a "reserve" of all property taxes, operating expenses, and other repair and maintenance work relating to the PWC Building. PWC is also required to reimburse the landlord the cost of casualty insurance for the property. Wells OP, as landlord, is responsible for all maintenance, repairs and replacements to the roof and structural components of the PWC Building, including without limitation, the roof system, exterior walls, load bearing walls, foundations, glazing and curtain wall systems.

For additional information regarding the PWC Building, refer to Supplement No. 6 dated January 12, 1999, to the Prospectus of Wells Real Estate Investment Trust, Inc. contained in Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on January 15, 1999 (Commission File No. 333-32099).


ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Company during 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders during the fourth quarter of 1998.


                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK  AND RELATED SECURITY HOLDER
MATTERS.

As of February 28, 1999, the Company had 4,078,535 shares of common stock outstanding held by a total of 1,957 shareholders. The current offering price per share is $10.00. There is no established public trading market for the Company's common stock. Under the Company's Articles of Incorporation, restrictions are imposed on ownership and transfer of shares.

The Company will make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 95% of its real estate investment trust taxable income. The Company intends to make regular quarterly dividend distributions to holders of the shares. Dividends will be paid to those shareholders who are shareholders as of the record dates selected by the Directors. Dividends are currently declared monthly and paid on a quarterly basis.

Dividend distributions made to the shareholders during 1998 (the first year of operations) were as follows:


                                         Per Common Share
                                         ----------------
                  Distribution for          Total Cash  Investment  Return of
                  Quarter Ended            Distributed    Income     Capital
                  ----------------         -----------  ----------  ---------
                  March 31, 1998            $   0.00      $0.00       $0.00
                  June 30, 1998             $   0.00      $0.00       $0.00
                  September 30, 1998        $102,987      $0.15       $0.00
                  December 31, 1998         $408,176      $0.16       $0.00

The fourth quarter dividend distributions for1998 were paid to shareholders in February, 1999. Although there is no assurance, Management of the Company anticipates that dividend distributions to shareholders will continue in 1999 at a level at least comparable with 1998 dividend distributions.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 shares on June 5, 1998, and accordingly, there is no comparative financial data available from prior fiscal years. As of December 31, 1997, the Company's assets totaled approximately $490,073 consisting primarily of cash and deferred offering costs accrued.

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 1998.

                                                  1998
                                              -----------
             Total assets                     $42,832,573
             Total revenues                       395,178
             Net income                           334,034

             Net income allocated to
               Shareholders                       334,034

             Earnings per Share -
               Basic & Diluted                       0.40


             Cash Distributions                      0.31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Company and notes thereto.

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Company, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to shareholders in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include changes in general economic conditions, changes in real estate conditions, construction costs which may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.


Results of Operations and Changes in Financial Conditions

General

On January 30, 1998, the Company commenced a public offering of up to $16,500,000 shares of common stock ($10.00 per share) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscription for 125,000 shares. An aggregate requirement of $2,500,000 of offering proceeds, excluding New York and Pennsylvania, was reached on July 8, 1998, thus allowing for the admission of New York and Pennsylvania investors in the Company. As of December 31, 1998, the Company had sold 3,154,136 shares for total capital contributions of $31,541,360. After payment of $1,103,913 in Acquisition and Advisory Fees and Expenses, payment of $3,942,545 in selling commissions and organization and offering expenses and capital contributions and acquisitions expenditures by Wells OP of $18,442,540, the Company was holding net offering proceeds of $8,052,362 available for investment in properties, as of December 31, 1998.

Gross revenues of the Company of $395,178 for the nine months ended December 31, 1998 were attributable to interest income earned on funds held by the Company prior to the investment in properties and income earned from joint ventures. Expenses of the Company were $61,144 for nine months ended December 31, 1998, and consisted primarily of administrative, accounting fees, and printing expenses. Since the Company did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 shares on June 5, 1998, there is no comparative financial data available for the prior fiscal year.

Net increase in cash and cash equivalents is primarily the result of raising $31,540,360 in common stock capital contributions offset by acquisition and advisory fees and expenses, commissions, offering costs and capital contributions to joint ventures.

Cash dividends of $0.16 per share were paid to shareholders for the fourth quarter of 1998.

The Company has made an election under Section 856 (c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1998. As a REIT, for federal income tax purposes, the Company generally will not be subject to Federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially adversely affect the Company's net income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the year ended December 31, 1998. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income currently pertain to the Company; consequently, adoption of this Statement has no impact on the Company's disclosures.

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

Property Operations

As of December 31, 1998, the Company owned interests in the following operational properties:

The ABB Building - IX-X-XI-REIT Joint Venture


                                                              Year Ended       One Month Ended
                                                          December 31, 1998   December 31, 1997
                                                          -----------------   -----------------
              Revenues:
                Rental income                                  $836,746            $ 28,512
                Interest income                                  20,192                   0
                                                               --------            --------
                                                                856,938              28,512
                                                               --------            --------
              Expenses:
                Depreciation                                    475,020              36,863
                Management & leasing expenses                   107,338               1,711
               Operating costs, net of
                   reimbursements                               (40,641)             10,118
                                                               --------            --------
                                                                541,717              48,692
                                                               --------            --------

              Net income (loss)                                $315,221            $(20,180)
                                                               ========            ========

              Occupied %                                             95%                 67%

              Company's Ownership % in the Fund IX-X-XI
                REIT Joint Venture                                  3.8%                  0%
              Cash Distributions to Company                    $ 21,965            $      0

              Net income (loss) allocated to
              Company                                          $  9,453            $     (0)

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

It is currently anticipated that the total cost of the project upon competition, will be approximately $7,900,000. It is currently anticipated that Wells Fund IX will contribute approximately $170,000 to complete the building.

Since the ABB Building was opened in December 1997, comparative income and expense figures for the prior year are only available, for a one month period. Other operating expenses are negative due to tenant reimbursements reflected in this category which includes management and leasing expenses reimbursement. The ABB Building incurred property taxes of $36,771 for 1998.

The Company was admitted to the Fund IX-X-XI-REIT Joint Venture on June 11, 1998 and began participating in net income and cash distributions in June 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.


The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                Eleven Months Ended
                                                 December 31, 1998
                                                -------------------
Revenues:
     Rental income                                    $898,901
                                                      --------
Expenses:
     Depreciation                                      299,112
     Management & leasing expenses                      41,688
     Other operating expenses, net of reimbursements     2,863
                                                      --------
                                                       343,663
                                                      --------
Net income                                            $555,238
                                                      ========
Occupied %                                                 100%

Company's ownership % in the
  Fund IX-X-XI-REIT Joint Venture                          3.8%

Cash distribution to the Company                       $21,824

Net income allocated to the Company                    $14,691


On February 13, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX --Fund X Joint Venture) acquired a two story office building containing approximately 106,750 rentable square feet on a 15 acre tract of land located in Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000 excluding acquisition costs.

The entire Ohmeda Building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-X-XI-REIT Joint Venture at closing. The lease currently expires in January, 2005. The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890,83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda is required to pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building.

Since the Ohmeda Building was purchased in February, 1998, comparative income and expense figures are not available for the prior year. The Ohmeda Building incurred property taxes of $143,962 for 1998.

The Company was admitted to the Fund IX-X-XI-REIT Joint Venture on June 11, 1998 and began participating in net income and cash distributions in June, 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.


The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                           Ten Months Ended
                                           December 31, 1998
                                           -----------------
Revenues:
     Rental income                             $655,405
      Interest Income                               246
                                               --------
                                                655,651
                                               --------


Expenses:
     Depreciation                               238,299
     Management & leasing expense                55,130
     Other operating expenses, net of
       reimbursements                           (65,654)
                                               --------
                                                227,775
                                               --------
     Net income                                $427,876
                                               ========
Occupied %                                          100%

Company's Ownership % in the Fund IX-X-XI-REIT
   Joint Venture                                    3.8%

Cash distribution to Company                    $18,126

Net income allocated to Company                 $12,577


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

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are not available. Other operating expenses are negative due to tenant reimbursements reflected in this category which include management and leasing expense reimbursement. The 360 Interlocken Building incurred property taxes of $96,747 for 1998.

The Company was admitted to the Fund IX-X-XI-REIT Joint Venture on June 11, 1998 and began participating in net income and cash distributions in June 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture

                                              Seven Months Ended
                                               December 31, 1998
                                              ------------------
Revenues:

     Rental income                                 $291,508
                                                   --------

Expenses:
     Depreciation                                   106,871
     Management & leasing expenses                   11,281
     Operating costs, net of reimbursements           9,883
                                                   --------
                                                    128,035
                                                   --------
     Net income                                    $163,473
                                                   ========

Occupied %                                              100%

Company's ownership % in the Fund IX-X-XI-REIT
   Joint Venture                                        3.8%

Cash distributions to Company                       $15,279

Net Income allocated to the Company                  $6,313

On June 24, 1998, Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3 acre tract of land in Oklahoma

City, Oklahoma (the "Lucent Technologies Building") for a purchase price of $5,504,276, excluding acquisition cost.

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building. Under the terms of the lease, the tenant is responsible for all utilities, property taxes and other operating expenses.

Since the Lucent Technologies Building was purchased by the IX-X-XI REIT Joint Venture in June 1998, comparable income and expense figures for the prior year are not available.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.


Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                             Nine Months Ended
                                             December 31, 1998
                                             -----------------
Revenues:
     Rental income                                $373,420
                                                  --------

Expenses:
     Depreciation                                  145,975
     Management & leasing expenses                  16,808
     Other operating expenses, net of
       reimbursement                                (4,579)
                                                  --------
                                                   158,204
                                                  --------

     Net income                                   $215,216
                                                  ========

Occupied %                                             100%

Company's ownership % in the                           3.8%
  Fund IX-X-XI-EIT Joint Venture
Cash distribution to the Company                    $9,048

Net income allocated to the Company                 $5,838

On April 1, 1998, the Wells Fund X acquired a two story office building containing approximately 108,250 rentable square feet on a 8.03 acre tract of land located in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Company acquired an interest in the Iomega Building and began participating in income and distribution from this property on July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparative income and expense figures for the prior year are not available. Other operating expenses are negative due to tenant reimbursements reflected in this category which include management and leasing expense reimbursement. The Iomega Building incurred property taxes of $44,559 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.


Cort Building/Wells/Orange County Joint Venture

                                               Five Months Ended
                                               December 31, 1998
                                               -----------------
Revenues:

     Rental income                                 $331,477
      Interest income                                   448
                                                   --------
                                                    331,925
                                                   --------

Expenses:
     Depreciation                                    92,087
     Management & leasing expenses                   12,734
     Operating costs, net of reimbursements          35,690
                                                   --------
                                                    140,511
                                                   --------

     Net income                                    $191,414
                                                   ========

Occupied %                                              100%

Company's ownership %                                  43.7%

Cash distribution to Company                       $124,435

Net income allocated to the Company                $ 91,978


On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feel on a
3.65 acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,400,000, excluding acquisition costs.

The Cort Building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the Cort Joint Venture for certain operating expenses, as defined in the lease, related to the building.

Since the Cort Building was purchased in July 1988, comparable income and expense figures for the prior year are not available. The Cort Building incurred property taxes of $14,367 for 1988.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.


Fairchild Building/Wells/Fremont Joint Venture

                                               Six Months Ended
                                               December 31, 1998
                                               -----------------
Revenues:

     Rental income                                 $401,058
     Interest income                                  3,896
                                                   --------
                                                    404,954
                                                   --------

Expenses:
     Depreciation                                   142,720
     Management & leasing expenses                   16,726
     Operating costs, net of reimbursements          83,589
                                                   --------
                                                    243,035
                                                   --------

     Net income                                    $161,919
                                                   ========

Occupied %                                              100%

Company's ownership %                                  77.5%

Cash distribution to Company                       $229,864

Net income allocated to the Company                $122,470


On July 21, 1998, the Wells/Fremont Joint Venture acquired a two-story warehouse and office building containing approximately 58,424 rentable square feet on a
3.05 acre tract of land in Fremont, California (the "Fairchild Building") for a purchase price of $8,900,000 excluding acquisition costs.

The Building is 100% occupied by Fairchild Technologies, U.S.A., Inc. with a lease expiration of November 30, 2004. The monthly base rent payable under the lease is $68,128 with a 3% increase on each anniversary of the commencement date. The lease is a triple net lease, whereby the terms require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building. The tenant is responsible for property taxes.

Since the Fairchild Building was purchased in July of 1998, comparable income and expense figures for the prior year are not available.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

PWC Building

                                               One Month Ended
                                              December 31, 1998
                                              -----------------
Revenues:

     Rental income                                  $20,994
     Interest income                                 14,518
                                                    -------
                                                     35,512
                                                    -------

Expenses:
     Depreciation                                       -0-
     Management & leasing expenses                      -0-
     Operating costs, net of reimbursements          11,033
                                                    -------
                                                     11,033
                                                    -------

     Net income                                     $24,479
                                                    =======

Occupied %                                              100%

Company's ownership %                                   100%

Cash distribution to Company                        $24,479

Net income allocated to the Company                 $24,479


On December 31, 1998, the Wells OP acquired a four-story office building containing approximately 130,090 rentable square feel on a 9 acre tract of land in Tampa, Florida (the "PWC Building") for a purchase price of $21,127,854, excluding acquisition costs.

The building is 100% leased by PriceWaterhouseCooper with a lease expiration in December, 2008.

The annual base rent payable under the PWC Lease is $1,915,741.13 ($14.73 per square foot) payable in equal monthly installments of $159,645.09 during the first year of the initial lease term. The base rent escalates at the rate of 3% per year throughout the ten year lease term. In addition, PWC is required to pay a "reserve" of all property taxes, operating expenses, and other repair and maintenance work relating to the PWC Building. PWC is also required to reimburse the landlord the cost of casualty insurance for the property.

Since the PWC Building was purchased in December 1988, comparable income and expense figures for the prior year are not available.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources

The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 units. As of December 31, 1998, the Company raised $31,541,360 in capital through the sale of 3,154,136 shares. After payment of $5,046,458 in acquisition and advisory fees, selling commissions and organizational and offering expenses, and capital contributions and acquisitions expenditures by Wells OP of $18,442,540, as of December 31, 1998, the Company was holding net offering proceeds of approximately $8,052,362 available for investment in additional properties.

The Company's net cash used in operating activities was 275,549 in 1998. Net cash used in investing activities of $33,500,807 in 1998 is primarily the result of investments in the joint ventures, investments in real estate, deferred project costs paid offset by distributions received from the joint ventures. Distribution to partners began in 1998. Net cash provided by financing activities is the result of raising $31,540,360 in 1998 in shareholders contributions less commissions and organizational and offering expenses.

The Company's dividends paid and payable through the fourth quarter of 1998 have been paid from cash from operations and from distributions received from its equity investment in joint ventures. The Company anticipates that dividends will continue to be paid on a quarterly basis from such sources. The Company expects to meet liquidity requirements and budget demands through cash flow from operations.

The Company expects to make future real estate investments, directly or through investments in joint ventures, from shareholder contributions.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Company from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000

The Company is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and is expected to be completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Company and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Company's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Company's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the first quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

The Company is in the process of confirming with the Company's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Company has relationships have confirmed their Year 2000 readiness.

The Company relies on computers and operating systems provided by equipment manufactures, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Company has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Company. The Company will perform due diligence as to the Year 2000 readiness of each property owned by the Company and each property contemplated for purchase by the Company.

The Company's reliance on embedded computed systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

The Company is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone system are rendered inoperable. An off-site facility from which the Company could operate is being sought as facility from which the Company could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Company.


Management believes that the Company's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Company's properties would fail or the key third-party vendors upon which the Company relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Company has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security systems shuts down, the Company has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Company intends to perform a full system back-up of all investors information as of December 31, 1999 so that the Company will have accurate hard-copy investor information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Company's accountants or other reportable events during 1998.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 16, 1999.

ITEM 11  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 16, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 16, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 16, 1999.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The Financial Statements are contained on Pages F-2 through F-30 of the Annual Report Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2.   Financial Statement Schedule III
         Information with respect to this item begins on Page S-1 of the Annual Report on Form 10-K .

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)      See (a)2 above

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of March, 1999.

                                        WELLS REAL ESTATE INVESTMENT TRUST, INC.



                                        By: /s/ Leo F. Wells III
                                           ----------------------------
                                              Leo F. Wells, III
                                              President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf on the Registrant and in the capacities and on the dates indicated.

  Signature                     Title                                  Date


/s/ Leo F. Wells, III         President and Director              March 20, 1999
------------------------      (Principal Executive Officer)
Leo F. Wells, III


/s/ Brian M. Conlon           Executive Vice President and        March 20, 1999
------------------------      Director (Principal Financial
Brian M. Conlon               and Accounting Officer)


/s/ John L. Bell              Director                            March 23, 1999
------------------------
John L. Bell


/s/ Richard W. Carpenter      Director                            March 23, 1999
------------------------
Richard W. Carpenter


/s/ Bud Carter                Director                            March 23, 1999
------------------------
Bud Carter

                  INDEX TO FINANCIAL STATEMENTS
                  -----------------------------

Financial Statements                                       Page
--------------------                                       ----

Independent Auditors' Report                               F-2

Balance Sheets as of December 31, 1998 and 1997            F-3

Statement of Income of the Year Ended December 31, 1998    F-4

Statement of Partners' Capital for the Year Ended
   December 31, 1998                                       F-5

Statement of Cash Flows for the Year Ended
   December 31, 1998                                       F-6

Notes to Financial Statements for
   December 31, 1998 and 1997                              F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Investment Trust, Inc.:

We have audited the accompanying consolidated balance sheets of WELLS REAL ESTATE INVESTMENT TRUST, INC. (a Maryland corporation) AND SUBSIDIARY as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1998.
These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Investment Trust, Inc. and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 27, 1999

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.


                                 AND SUBSIDIARY



                          CONSOLIDATED BALANCE SHEETS


                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                     1998            1997
                                                  -----------     --------
REAL ESTATE ASSETS, AT COST:
  Land                                            $ 1,520,834     $      0
  Building                                         20,076,845            0
                                                  -----------     --------
    Total real estate assets                       21,597,679            0

INVESTMENT IN JOINT VENTURES                       11,568,677            0

CASH AND CASH EQUIVALENTS                           7,979,403      201,000

DEFERRED OFFERING COSTS                               548,729      289,073

DEFERRED PROJECT COSTS                                335,421            0

DUE FROM AFFILIATES                                   262,345            0

PREPAID EXPENSES AND OTHER ASSETS                     540,319            0
                                                  -----------     --------
    Total assets                                  $42,832,573     $490,073
                                                  ===========     ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses           $   187,827     $      0
  Note payable                                     14,059,930            0
  Shareholder distributions payable                   408,176            0
  Due to affiliate                                    554,953      289,073
                                                  -----------     --------
    Total liabilities                              15,210,886      289,073
                                                  -----------     --------
MINORITY INTEREST OF UNIT HOLDER IN
  OPERATING PARTNERSHIP                               200,000      200,000
                                                  -----------     --------
SHAREHOLDERS' EQUITY:
  Common shares, $.01 par value; 16,500,000
    shares authorized, 3,154,136 and 100
    shares issued and outstanding, respectively        31,541            1
  Additional paid-in capital                       27,056,112          999
  Retained earnings                                   334,034            0
                                                  -----------     --------
    Total shareholders' equity                     27,421,687        1,000
                                                  -----------     --------
    Total liabilities and shareholders' equity    $42,832,573     $490,073
                                                  ===========     ========

The accompanying notes are an integral part of these consolidated balance sheets.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                        CONSOLIDATED STATEMENT OF INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 1998




REVENUES:
   Rental income                                      $ 20,994
   Equity in income of joint ventures                  263,315
   Interest income                                     110,869
                                                      --------
                                                       395,178
                                                      --------
EXPENSES:
   Operating costs, net of reimbursements               11,033
   General and administrative                           29,943
   Legal and accounting                                 19,552
   Computer costs                                          616
                                                      --------
                                                        61,144
                                                      --------
NET INCOME                                            $334,034
                                                      ========
EARNINGS PER SHARE:
   Basic and diluted                                  $   0.40
                                                      ========



  The accompanying notes are an integral part of this consolidated statement.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1998



                                       Common Stock       Additional                  Total
                                     ------------------     Paid-In       Retained  Shareholders'
                                       Shares    Amount     Capital       Earnings     Equity
                                      ---------  -------  -----------     --------  -----------
BALANCE, DECEMBER 31, 1997sss               100  $     1  $       999     $      0  $     1,000

   Issuance of common stock           3,154,036   31,540   31,508,820            0   31,540,360
   Net income                                 0        0            0      334,034      334,034
   Distributions                              0        0     (511,163)           0     (511,163)
   Sales commissions                          0        0   (2,996,334)           0   (2,996,334)
   Other offering expenses                    0        0     (946,210)           0     (946,210)
                                      ---------  -------  -----------     --------  -----------
BALANCE, DECEMBER 31, 1998            3,154,136  $31,541  $27,056,112     $334,034  $27,421,687
                                      =========  =======  ===========     ========  ===========

  The accompanying notes are an integral part of this consolidated statement.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $    334,034
                                                                                   ------------
  Adjustments to reconcile net income to net cash used in operating activities:
    Equity in income of joint ventures                                                 (263,315)
    Changes in assets and liabilities:
      Prepaid expenses and other assets                                                (540,319)
      Accounts payable and accrued expenses                                             187,827
      Due to affiliates                                                                   6,224
                                                                                   ------------
        Total adjustments                                                              (609,583)
                                                                                   ------------
        Net cash used in operating activities                                          (275,549)
                                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate                                                         (21,299,071)
  Investment in joint ventures                                                      (11,276,007)
  Deferred project costs paid                                                        (1,103,913)
  Distributions received from joint ventures                                            178,184
                                                                                   ------------
        Net cash used in investing activities                                       (33,500,807)
                                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                                         14,059,930
  Distributions                                                                        (102,987)
  Issuance of common stock                                                           31,540,360
  Sales commission paid                                                              (2,996,334)
  Offering costs paid                                                                  (946,210)
                                                                                   ------------
        Net cash provided by financing activities                                    41,554,759
                                                                                   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             7,778,403

CASH AND CASH EQUIVALENTS, beginning of year                                            201,000
                                                                                   ------------
CASH AND CASH EQUIVALENTS, end of year                                             $  7,979,403
                                                                                   ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
  Deferred project costs applied to real estate assets                             $    298,608
                                                                                   ============
  Deferred project costs contributed to joint ventures                             $    469,884
                                                                                   ============

  The accompanying notes are an integral part of this consolidated statement.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 1998 AND 1997

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Wells Real Estate Investment Trust, Inc. (the "Company") is a Maryland corporation that qualifies as a real estate investment trust ("REIT"). The Company is conducting an offering for the sale of a maximum of 15,000,000 (exclusive of 1,500,000 shares available pursuant to the Company's dividend reinvestment plan) shares of common stock, $.01 par value per share, at a price of $10 per share. During 1997, the Company sold 100 shares to Wells Capital, Inc. (the "Advisor") at the proposed initial public offering price of $10 per share. The Company will seek to acquire and operate commercial properties, including, but not limited to, office buildings, shopping centers, business and industrial parks, and other commercial and industrial properties, including properties which are under construction, are newly constructed, or have been constructed and have operating histories. All such properties may be acquired, developed, and operated by the Company alone or jointly with another party. The Company is likely to enter into one or more joint ventures with affiliated entities for the acquisition of properties.
   In connection with this, the Company may enter into joint ventures for the acquisition of properties with prior or future real estate limited partnership programs sponsored by the Advisor or its affiliates.

   Substantially all of the Company's business is conducted through Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership. During 1997, the Operating Partnership issued 20,000 limited partner units to the Advisor in exchange for $200,000. The Company is the sole general partner in the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership; consequently, the accompanying consolidated financial statements of the Company include the amounts of the Operating Partnership.

   The Company owns interests in several properties through a joint venture among the Operating Partnership, Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), Wells Real Estate Fund X, L.P. ("Wells Fund X"), and Wells Real Estate Fund XI, L.P. ("Wells Fund XI"). This joint venture is referred to as the Fund IX, Fund X, Fund XI, and REIT Joint Venture ("Fund IX, X, XI, and REIT Joint Venture"). In addition, the Company owns two properties through joint ventures between the Operating Partnership and a joint venture between Wells Fund X and Wells Fund XI, referred to as "Fund X and XI Associates." In addition, the Operating Partnership directly owns an office building in Tampa, Florida.

   Through its investment in the Fund IX, X, XI, and REIT Joint Venture, the Company owns interests in the following properties: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building"), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story warehouse facility in Ogden, Utah (the "Iomega Building"), and (v) a one-story office building in Oklahoma City, Oklahoma (the "Lucent Technologies Building").

   The following properties are owned by the Operating Partnership through investments in joint ventures with Fund X and XI Associates: (i) a one-story office and warehouse building in Fountain Valley, California (the "Cort Furniture Building") owned by Wells/Orange County Associates and (ii) a warehouse and office building in Fremont, California (the "Fairchild Building") owned by Wells/Fremont Associates.

   Use of Estimates and Factors Affecting the Company

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The carrying values of real estate are based on management's current intent to hold the real estate assets as long-term investments. The success of the Company's future operations and the ability to realize the investment in its assets will be dependent on the Company's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Company to realize its investment in its assets.

   Real Estate Assets

   Real estate assets held by the Company and joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repair and maintenance are expensed as incurred.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Company or the joint ventures as of December 31, 1998.

   Depreciation of building and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

   Investment in Joint Ventures

   The Operating Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Operating Partnership's investment in the joint ventures is recorded using the equity method of accounting.

   Revenue Recognition

   All leases on real estate assets held by the Company or the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

   Deferred Lease Acquisition Costs

   Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

   Cash and Cash Equivalents

   For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

 2. DEFERRED PROJECT COSTS

   The Company paid a percentage of shareholder contributions to the Advisor for acquisition and advisory services. These payments, as stipulated in the prospectus, can be up to 3.5% of shareholder contributions, subject to certain overall limitations contained in the prospectus. Aggregate fees paid through December 31, 1998 were $1,103,913 and amounted to 3.5% of shareholders' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures or real estate assets. Deferred project costs at December 31, 1998 represent fees not yet applied to properties.

 3. DEFERRED OFFERING COSTS

   Organization and offering expenses, to the extent they exceed 3% of gross proceeds, will be paid by the Advisor and not by the Company. Organization and offering expenses do not include sales or underwriting commissions but do include such costs as legal and accounting fees, printing costs, and other offering expenses.

   As of December 31, 1998 and 1997, the Advisor had paid organization and offering expenses related to the Company of $946,211 and $0, respectively.

 4. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1998 represents the Operating Partnership's share of the cash to be distributed for the fourth quarter of 1998 as follows:

        Fund IX, X, XI, and REIT Joint Venture    $ 38,360
        Wells/Orange County Associates              77,123
        Wells/Fremont Associates                   146,862
                                                  --------
                                                  $262,345
                                                  ========

   The Company entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the Advisor. In consideration for supervising the management and leasing of the Operating Partnership's properties, the Operating Partnership will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term (ten or more years) net lease basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

   The Operating Partnership's portion of the management and leasing fees and lease acquisition costs paid to Wells Management by the joint ventures was $5,673 for the year ended December 31, 1998.

   The Advisor performs certain administrative services for the Operating Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the Operating Partnership and the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable basis for allocating such expenses.

   The Advisor is a general partner in various Wells Real Estate Funds. As such, there may exist conflicts of interest where the Advisor, while serving in the capacity as general partner for Wells Real Estate Funds, may be in competition with the Operating Partnership for tenants in similar geographic markets.

 5. INVESTMENT IN JOINT VENTURES

   The Operating Partnership's investment and percentage ownership in joint ventures at December 31, 1998 is summarized as follows:

                                                    AMOUNT     PERCENT
                                                  -----------  -------
        Fund IX, X, XI, and REIT Joint Venture    $ 1,443,378     4%
        Wells/Orange County Associates              2,958,617    44
        Wells/Fremont Associates                    7,166,682    78
                                                  -----------
                                                  $11,568,677
                                                  ===========

   The following is a roll forward of the Operating Partnership's investment in joint ventures for the year ended December 31, 1998:

        Investment in joint ventures, beginning of year    $         0
        Equity in income of joint ventures                     263,315
        Contributions to joint ventures                     11,745,890
        Distributions from joint venture                      (440,528)
                                                           -----------
        Investment in joint ventures, end of year          $11,568,677
                                                           ===========
   Fund IX, X, XI, and REIT Joint Venture

   On March 20, 1997, Wells Fund IX and Wells Fund X entered into a joint venture agreement. The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, Wells Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the ABB Building, to the Fund IX and

   X Associates joint venture. A 83,885-square-foot, three-story building was constructed and commenced operations at the end of 1997.

   On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Fund XI and the Operating Partnership. The joint venture was renamed the Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, known as the Lucent Technologies Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund X purchased a one-story warehouse facility, known as the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX, X, XI, and REIT Joint Venture.

   Following are the financial statements for the Fund IX, X, XI, and REIT Joint
   Venture:

                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets

                                                                        1998             1997
                                                                   ------------       ----------
Real estate assets, at cost:
   Land                                                             $ 6,454,213       $  607,930
   Building and improvements, less accumulated depreciation
     of $1,253,156 in 1998 and $36,863 in 1997                       30,686,845        6,445,300
   Construction in progress                                                 990           35,622
                                                                    -----------       ----------
         Total real estate assets                                    37,142,048        7,088,852
Cash and cash equivalents                                             1,329,457          289,171
Accounts receivable                                                     133,257           40,512
Prepaid expenses and other assets                                       441,128          329,310
                                                                    -----------       ----------
         Total assets                                               $39,045,890       $7,747,845
                                                                    ===========       ==========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                 $   409,737       $  379,770
   Due to affiliates                                                      4,406            2,479
   Partnership distributions payable                                  1,000,127                0
                                                                    -----------       ----------
         Total liabilities                                            1,414,270          382,249
                                                                    ===========       ==========
Partners' capital:
   Wells Real Estate Fund IX                                         14,960,100        3,702,793
   Wells Real Estate Fund X                                          18,707,139        3,662,803
   Wells Real Estate Fund XI                                          2,521,003                0
   Wells Operating Partnership, L.P.                                  1,443,378                0
                                                                    -----------       ----------
         Total partners' capital                                     37,631,620        7,365,596
                                                                    -----------       ----------
         Total liabilities and partners' capital                    $39,045,890       $7,747,845
                                                                    ===========       ==========


                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
                    for the Year Ended December 31, 1998 and
      for the Period from Inception (March 20, 1997) to December 31, 1997

                                                                   1998        1997
                                                                ----------   --------
   Revenues:
     Rental income                                              $2,945,980   $ 28,512
     Interest income                                                20,438          0
                                                                ----------   --------
                                                                 2,966,418     28,512
                                                                ----------   --------
   Expenses:
     Depreciation                                                1,216,293     36,863
     Management and leasing fees                                   226,643      1,711
     Operating costs, net of reimbursements                       (140,506)    10,118
     Property administration                                        34,821          0
     Legal and accounting                                           15,351          0
                                                                ----------   --------
                                                                 1,352,602     48,692
                                                                ----------   --------
   Net income (loss)                                            $1,613,816   $(20,180)
                                                                ==========   ========
   NET INCOME (LOSS) ALLOCATED TO WELLS REAL ESTATE FUND IX     $  692,116   $(10,145)
                                                                ==========   ========

   NET INCOME (LOSS) ALLOCATED TO WELLS REAL ESTATE FUND X      $  787,481   $(10,035)
                                                                ==========   ========

   NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND XI            $   85,352   $      0
                                                                ==========   ========

   NET INCOME ALLOCATED TO WELLS OPERATING PARTNERSHIP, L.P.    $   48,867   $      0
                                                                ==========   ========


                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                    for the Year Ended December 31, 1998 and
      for the Period from Inception (March 20, 1997) to December 31, 1997

                                 Wells Real    Wells Real    Wells Real       Wells             Total
                                   Estate        Estate        Estate       Operating         Partners'
                                   Fund IX       Fund X        Fund XI    Partnership, L.P.    Capital
                                 -----------   -----------   ----------   -----------------  -----------
Balance, December 31, 1996       $         0   $         0   $        0      $        0      $         0
   Net loss                          (10,145)      (10,035)           0               0          (20,180)
   Partnership contributions       3,712,938     3,672,838            0               0        7,385,776
                                 -----------   -----------   ----------      ----------      -----------
Balance, December 31, 1997         3,702,793     3,662,803            0               0        7,365,596
   Net income                        692,116       787,481       85,352          48,867        1,613,816
   Partnership contributions      11,771,312    15,613,477    2,586,262       1,480,741       31,451,792
   Partnership distributions      (1,206,121)   (1,356,622)    (150,611)        (86,230)      (2,799,584)
                                 -----------   -----------   ----------      ----------      -----------
Balance, December 31, 1998       $14,960,100   $18,707,139   $2,521,003      $1,443,378      $37,631,620
                                 ===========   ===========   ==========      ==========      ===========

                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
                    for the Year Ended December 31, 1998 and
      for the Period from Inception (March 20, 1997) to December 31, 1997

                                                                                                  1998           1997
                                                                                               ------------   -----------
Cash flows from operating activities:
   Net income (loss)                                                                           $  1,613,816   $   (20,180)
                                                                                               ------------   -----------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                                 1,216,293        36,863
     Changes in assets and liabilities:
       Accounts receivable                                                                          (92,745)      (40,512)
       Prepaid expenses and other assets                                                           (111,818)     (329,310)
       Accounts payable                                                                              29,967       379,770
       Due to affiliates                                                                              1,927         2,479
                                                                                               ------------   -----------
         Total adjustments                                                                        1,043,624        49,290
                                                                                               ------------   -----------
         Net cash provided by operating activities                                                2,657,440        29,110
                                                                                               ------------   -----------
 Cash flows from investing activities:
   Investment in real estate                                                                    (24,788,070)   (5,715,847)
                                                                                               ------------   -----------
 Cash flows from financing activities:
   Distributions to joint venture partners                                                       (1,799,457)            0
   Contributions received from partners                                                          24,970,373     5,975,908
                                                                                               ------------   -----------
         Net cash provided by financing activities                                               23,170,916     5,975,908
                                                                                               ------------   -----------
Net increase in cash and cash equivalents                                                         1,040,286       289,171
Cash and cash equivalents, beginning of period                                                      289,171             0
                                                                                               ------------   -----------
Cash and cash equivalents, end of year                                                         $  1,329,457   $   289,171
                                                                                               ============   ===========

Supplemental disclosure of noncash activities:
   Deferred project costs contributed                                                          $  1,470,780   $   318,981

   Contribution of real estate assets                                                          $  5,010,639   $ 1,090,887
                                                                                               ============   ===========

   Wells/Orange County Associates

   On July 27, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates. On July 31, 1998, Wells/Orange County Associates acquired a 52,000-square-foot warehouse and office building located in Fountain Valley, California, known as the Cort Furniture Building.

   On September 1, 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Orange County Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Cort Furniture Building.

   Following are the financial statements for Wells/Orange County Associates:

                         Wells/Orange County Associates
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 1998


                Assets
Real estate assets, at cost:
   Land                                                     $2,187,501
   Building, less accumulated depreciation of $92,087        4,572,028
                                                            ----------
     Total real estate assets                                6,759,529
Cash and cash equivalents                                      180,895
Accounts receivable                                             13,123
                                                            ----------
     Total assets                                           $6,953,547
                                                            ==========

   Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                         $    1,550
   Partnership distributions payable                           176,614
                                                            ----------
     Total liabilities                                         178,164
                                                            ----------
Partners' capital:
   Wells Operating Partnership, L.P.                         2,958,617
   Fund X and XI Associates                                  3,816,766
                                                            ----------
     Total partners' capital                                 6,775,383
                                                            ----------
     Total liabilities and partners' capital                $6,953,547
                                                            ==========

                         Wells/Orange County Associates
                           (A Georgia Joint Venture)
                              Statement of Income
                 for the Period From Inception (July 27, 1998)
                              to December 31, 1998

Revenues:
   Rental income                                              $331,477
   Interest income                                                 448
                                                            ----------
                                                               331,925
                                                            ----------
Expenses:
   Depreciation                                                 92,087
   Management and leasing fees                                  12,734
   Operating costs, net of reimbursements                        2,288
   Interest                                                     29,472
   Legal and accounting                                          3,930
                                                               140,511
                                                            ----------
Net income                                                    $191,414
                                                            ==========

Net income allocated to Wells Operating Partnership, L.P.     $ 91,978
                                                            ==========

Net income allocated to Fund X and XI Associates              $ 99,436
                                                            ==========

                         Wells/Orange County Associates
                           (A Georgia Joint Venture)
                         Statement of Partners' Capital
                 for the Period From Inception (July 27, 1998)
                              to December 31, 1998

                                      Wells
                                   Operating           Fund X          Total
                                  Partnership,         and XI        Partners'
                                      L.P.           Associates       Capital
                                   ----------        ----------      ----------
Balance, December 31, 1997         $        0        $        0      $        0
   Net income                          91,978            99,436         191,414
   Partnership contributions        2,991,074         3,863,272       6,854,346
   Partnership distributions         (124,435)         (145,942)       (270,377)
                                   ----------        ----------      ----------
Balance, December 31, 1998         $2,958,617        $3,816,766      $6,775,383
                                   ==========        ==========      ==========


                         Wells/Orange County Associates
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                 for the Period From Inception (July 27, 1998)
                              to December 31, 1998

Cash flows from operating activities:
   Net income                                                                                  $   191,414
                                                                                               -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                   92,087
     Changes in assets and liabilities:
       Accounts receivable                                                                         (13,123)
       Accounts payable                                                                              1,550
                                                                                               -----------
        Total adjustments                                                                           80,514
                                                                                               -----------
        Net cash provided by operating activities                                                  271,928
                                                                                               -----------
Cash flows from investing activities:
   Investment in real estate                                                                    (6,563,700)
                                                                                               -----------
Cash flows from financing activities:
   Issuance of note payable                                                                      4,875,000
   Payment of note payable                                                                      (4,875,000)
   Distributions to partners                                                                       (93,763)
   Contributions received from partners                                                          6,566,430
                                                                                               -----------
       Net cash provided by financing activities                                                 6,472,667
                                                                                               -----------
Net increase in cash and cash equivalents                                                          180,895
Cash and cash equivalents, beginning of period                                                           0
                                                                                               -----------
Cash and cash equivalents, end of year                                                         $   180,895
                                                                                               ===========

Supplemental disclosure of noncash investing activities:
   Deferred project costs contributed                                                          $   287,916
                                                                                               ===========

Wells/Fremont Associates

On July 15, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates. On July 21, 1998, Wells/Fremont Associates acquired a 58,424-square-foot warehouse and office building located in Fremont, California, known as the Fairchild Building.

On October 8, 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Fremont Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Fairchild Building.

   Following are the financial statements for Wells/Fremont Associates:

                            Wells/Fremont Associates
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 1998


                            Assets

Real estate assets, at cost:
   Land                                                       $2,219,251
   Building, less accumulated depreciation of $142,720         6,995,439
                                                              ----------
     Total real estate assets                                  9,214,690
Cash and cash equivalents                                        192,512
Accounts receivable                                               34,742
                                                              ----------
     Total assets                                             $9,441,944
                                                              ==========

              Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                           $    3,565
   Due to affiliate                                                2,052
   Partnership distributions payable                             189,490
                                                              ----------
     Total liabilities                                           195,107
                                                              ----------
Partners' capital:
   Wells Operating Partnership, L.P.                           7,166,682
   Fund X and XI Associates                                    2,080,155
                                                              ----------
     Total partners' capital                                   9,246,837
                                                              ----------
     Total liabilities and partners' capital                  $9,441,944
                                                              ==========


                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                              Statement of Income
                 for the Period From Inception (July 15, 1998)
                              to December 31, 1998

Revenues:
   Rental income                                              $401,058
   Interest income                                               3,896
                                                              --------
                                                               404,954
                                                              --------
Expenses:
   Depreciation                                                142,720
   Management and leasing fees                                  16,726
   Operating costs, net of reimbursements                        3,364
   Interest                                                     73,919
   Legal and accounting                                          6,306
                                                              --------
                                                               243,035
                                                              --------
Net income                                                    $161,919
                                                              ========

Net income allocated to Wells Operating Partnership, L.P.     $122,470
                                                              ========

Net income allocated to Fund X and XI Associates              $ 39,449
                                                              ========

                            Wells/Fremont Associates
                           (A Georgia Joint Venture)
                         Statement of Partners' Capital
                 for the Period From Inception (July 15, 1998)
                              to December 31, 1998


                                    Wells
                                  Operating     Fund X        Total
                                Partnership,    and XI      Partners'
                                     L.P.     Associates     Capital
                                ------------  ----------    ---------
Balance, December 31, 1997       $        0   $        0   $        0
   Net income                       122,470       39,449      161,919
   Partner contributions          7,274,075    2,083,334    9,357,409
   Partnership distributions       (229,863)     (42,628)    (272,491)
                                 ----------   ----------   ----------
Balance, December 31, 1998       $7,166,682   $2,080,155   $9,246,837
                                 ==========   ==========   ==========

                            Wells/Fremont Associates
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                 for the Period From Inception (July 15, 1998)
                              to December 31, 1998

Cash flows from operating activities:
   Net income                                                                                   $   161,919
                                                                                                -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                   142,720
     Changes in assets and liabilities:
       Accounts receivable                                                                          (34,742)
       Accounts payable                                                                               3,565
       Due to affiliate                                                                               2,052
                                                                                                -----------
         Total adjustments                                                                          113,595
                                                                                                -----------
         Net cash provided by operating activities                                                  275,514
                                                                                                -----------
   Cash flows from investing activities:
     Investment in real estate                                                                   (8,983,111)
   Cash flows from financing activities:
     Issuance of note payable                                                                     5,960,000
     Payment of note payable                                                                     (5,960,000)
     Distributions to partners                                                                      (83,001)
     Contributions received from partners                                                         8,983,110
                                                                                                -----------
       Net cash provided by financing activities                                                  8,900,109
                                                                                                -----------
Net increase in cash and cash equivalents                                                           192,512
Cash and cash equivalents, beginning of period                                                            0
                                                                                                -----------
Cash and cash equivalents, end of year                                                          $   192,512
                                                                                                ===========

Supplemental disclosure of noncash investing activities:
   Deferred project costs contributed                                                           $   374,299
                                                                                                ===========

 6. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

    The Operating Partnership's income tax basis net income for the year ended December 31, 1998 is calculated as follows:

        Financial statement net income                        $334,034
        Increase (decrease) in net income resulting from:
           Depreciation expense for financial reporting
             purposes in excess of amounts for income tax
             purposes                                           82,618
           Rental income accrued for financial reporting
             purposes in excess of amounts for
             income tax purposes                               (35,427)
           Expenses capitalized for income tax purposes,
             deducted for financial reporting purposes           1,634
                                                              --------
                Income tax basis net income                   $382,859
                                                              ========

   The Operating Partnership's income tax basis partners' capital at December 31, 1998 is computed as follows:

        Financial statement partners' capital                   $27,421,687
        Increase (decrease) in partners' capital resulting from:
          Depreciation expense for financial reporting purposes
            in excess of amounts for income tax purposes             82,618

          Capitalization of syndication costs for income tax
            purposes, which are accounted for as cost of capital
            for financial reporting purposes                      3,942,545
          Accumulated rental income accrued for financial
            reporting purposes in excess of amounts for
            income tax purposes                                     (35,427)

          Accumulated expenses capitalized for income tax
            purposes, deducted for financial reporting
            purposes                                                  1,634
          Operating Partnership's distributions payable             408,176
                                                                -----------
        Income tax basis partners' capital                      $31,821,233
                                                                ===========

 7. RENTAL INCOME

   The future minimum rental income due from the Operating Partnership's direct investment in real estate or its respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1998 is as follows:

                   Year ended December 31:
                           1999                      $ 3,056,108
                           2000                        3,130,347
                           2001                        3,229,087
                           2002                        3,306,364
                           2003                        3,332,111
                        Thereafter                    12,865,333
                                                     -----------
                                                     $28,919,350
                                                     ===========

   Two tenants contributed 47% and 35% of rental income, which is included in equity in income of joint ventures for the year ended December 31, 1998. In addition, one tenant will contribute 77% of future minimum rental income.

   The future minimum rental income due the Fund IX, X, XI, and REIT Joint Venture under noncancealable operating leases at December 31, 1998 is as follows:

                   Year ended December 31:
                           1999                      $ 3,689,498
                           2000                        3,615,011
                           2001                        3,542,714
                           2002                        3,137,241
                           2003                        3,196,100
                        Thereafter                     8,225,566
                                                     -----------
                                                     $25,406,130
                                                     ===========

   Three significant tenants contributed 31%, 26%, and 13% of rental income for the year ended December 31, 1998. In addition, four significant tenants will contribute 27%, 25%, 21%, and 15% of future minimum rental income.

   The future minimum rental income due Wells/Orange County Associates under noncancealable operating leases at December 31, 1998 is as follows:

                   Year ended December 31:
                           1999                 $  758,964
                           2000                    758,964
                           2001                    809,580
                           2002                    834,888
                           2003                    695,740
                                                ----------
                                                $3,858,136
                                                ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 1998 is as follows:

                   Year ended December 31:
                           1999                       $  844,167
                           2000                          869,492
                           2001                          895,577
                           2002                          922,444
                           2003                          950,118
                        Thereafter                       894,832
                                                      ----------
                                                      $5,376,630
                                                      ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

 8. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Company, the Operating Partnership, or the Advisor. In the normal course of business, the Company, the Operating Partnership, or the Advisor may become subject to such litigation or claims.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund IX, L.P.,
   Wells Real Estate Fund X, L.P.
   Wells Real Estate Fund XI, L.P.
   Wells Real Estate Investment
   Trust, Inc. and Subsidiary:


We have audited the accompanying balance sheet of THE OHMEDA BUILDING as of December 31, 1998 and the related statements of income, partners' capital, and cash flows for the period from inception (February 13, 1998) to December 31, 1998. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Ohmeda Building as of December 31, 1998 and the results of its operations and its cash flows for the period from inception (February 13, 1998) to December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 27, 1999

                              THE OHMEDA BUILDING


                                 BALANCE SHEET

                               DECEMBER 31, 1998



                                     ASSETS

REAL ESTATE ASSETS:
  Land                                                       $ 2,746,894
  Building and improvements, less accumulated
    depreciation of $299,112                                   7,858,490
                                                             -----------
    Total real estate assets                                  10,605,384

CASH AND CASH EQUIVALENTS                                        983,061

ACCOUNTS RECEIVABLE                                               13,969
                                                             -----------
    Total assets                                             $11,602,414
                                                             ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                      $   157,691
  Due to affiliates                                              825,380
                                                             -----------
    Total liabilities                                            983,071
                                                             -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Wells Real Estate Fund IX, L.P.                              3,519,869
  Wells Real Estate Fund X, L.P.                               7,119,063
  Wells Real Estate Fund XI, L.P.                                (12,456)
  Wells Real Estate Investment Trust, Inc. and Subsidiary         (7,133)
                                                             -----------
    Total partners' capital                                   10,619,343
                                                             -----------
    Total liabilities and partners' capital                  $11,602,414
                                                             ===========



       The accompanying notes are an integral part of this balance sheet.

                              THE OHMEDA BUILDING


                              STATEMENT OF INCOME

                         FOR THE PERIOD FROM INCEPTION

                    (FEBRUARY 13, 1998) TO DECEMBER 31, 1998


REVENUES:
  Rental income                                              $898,901
                                                             --------
EXPENSES:
  Depreciation                                                299,112
  Operating costs, net of reimbursements                          663
  Management and leasing fees                                  41,688
  Legal and accounting                                          2,200
                                                             --------
                                                              343,663
                                                             --------
NET INCOME                                                   $555,238
                                                             ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND IX, L.P.      $243,597
                                                             ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND X, L.P.       $271,294
                                                             ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND XI, L.P.      $ 25,656
                                                             ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE INVESTMENT
  TRUST, INC. AND SUBSIDIARY                                 $ 14,691
                                                             ========

         The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING


                         STATEMENT OF PARTNERS' CAPITAL

                         FOR THE PERIOD FROM INCEPTION

                    (FEBRUARY 13, 1998) TO DECEMBER 31, 1998


                                                                                  Wells Real
                                Wells Real     Wells Real      Wells Real     Estate Investment      Total
                                  Estate         Estate          Estate        Trust, Inc. and       Partners'
                               Fund IX, L.P.   Fund X, L.P.   Fund XI, L.P.      Subsidiary           Capital
                               ------------    ------------   -------------    ----------------     -----------
BALANCE, December 31, 1997      $        0      $        0       $      0          $      0        $         0
  Contributions                  3,636,662       7,252,823              0                 0         10,889,485
  Net income                       243,597         271,294         25,656            14,691            555,238
  Distributions                   (360,390)       (405,054)       (38,112)          (21,824)          (825,380)
                                ----------      ----------       --------          --------        -----------
BALANCE, December 31, 1998      $3,519,869      $7,119,063       $(12,456)         $ (7,133)       $10,619,343
                                ==========      ==========       ========          ========        ===========

         The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING


                            STATEMENT OF CASH FLOWS

                         FOR THE PERIOD FROM INCEPTION

                    (FEBRUARY 13, 1998) TO DECEMBER 31, 1998





CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $    555,238
                                                                                       ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                            299,112
    Changes in assets and liabilities:
      Accounts receivable                                                                   (13,969)
      Accounts payable and accrued expenses                                                 157,691
                                                                                       ------------
        Total adjustments                                                                   442,834
                                                                                       ------------
        Net cash provided by operating activities                                           998,072
                                                                                       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate                                                             (10,904,496)
                                                                                       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions received from partners                                                   10,889,485
                                                                                       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   983,061

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    0
                                                                                       ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $    983,061
                                                                                       ============

         The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING


                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   The Ohmeda Building ("Ohmeda") is a two-story office building located in Louisville, Colorado. The building is owned by Fund IX, X, XI, and REIT Associates, a joint venture between Wells Real Estate Fund IX, L.P. ("Fund IX"), Wells Real Estate Fund X, L.P. ("Fund X"), Wells Real Estate Fund XI, L.P. ("Fund XI"), and Wells Real Estate Investment Trust, Inc. ("REIT"). As of December 31, 1998, Fund IX, Fund X, Fund XI, and REIT owned 40%, 50%, 6%, and 4% of Ohmeda, respectively. Allocation of net income and distributions are made in accordance with ownership percentages.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Income Taxes

   Ohmeda is not deemed to be a taxable entity for federal income tax purposes.

   Real Estate Assets

   Real estate assets are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Ohmeda as of December 31, 1998.

   Depreciation is calculated using the straight-line method over 25 years.

   Revenue Recognition

   The lease on Ohmeda is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the terms of the lease.

 2. RENTAL INCOME

   The future minimum rental income due Ohmeda under noncancelable operating leases at December 31, 1998 is as follows:

                    Year ending December 31:
                             1999                        $1,004,517
                             2000                         1,004,517
                             2001                         1,004,517
                             2002                         1,004,517
                             2003                         1,050,509
                          Thereafter                      1,194,889
                                                         ----------
                                                         $6,263,466
                                                         ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1998 and represents 100% of the future minimum rental income above.

 3. RELATED-PARTY TRANSACTIONS

   Fund IX, Fund X, Fund XI, and REIT entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund IX, Fund X, Fund XI, and REIT. In consideration for supervising management of the property, Fund IX, Fund X, Fund XI, and REIT will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   Ohmeda incurred management and leasing fees of $41,688 for the year ended December 31, 1998 which were paid to Wells Management.

                                        Wells Real Estate Investment Trust, inc. and subsidiary

                                                (A Georgia Public Limited Partnership)

                                  Schedule III--Real Estate Investments and Accumulated Depreciation

                                                   December 31, 1998

                                                Initial Cost                      Gross Amount at Which Carried at December 31, 1998
                                           -------------------------   Costs of   --------------------------------------------------
                                                       Buildings and  Capitalized               Buildings and Construction
    Description              Encumbrances    Land       Improvements Improvements       Land     Improvements in Progress   Total
-------------------          ------------ ----------    ------------ ------------   -----------  ------------ ----------- ----------
ABB PROPERTY (a)                  None    $  582,897    $   744,164   $6,542,818    $   607,930   $ 7,261,949  $   0     $ 7,869,879

LUCENT TECHNOLOGIES (b)           None     1,002,723      4,386,374      237,971      1,045,878     4,580,200    990       5,627,068

360 INTERLOCKEN (c)               None     1,570,000      6,733,500      437,266      1,650,070     7,090,696      0       8,740,766

IOMEGA PROPERTY (d)               None       385,000      4,674,624      193,372        403,442     4,849,554      0       5,252,996

OHMEDA PROPERTY (e)               None     2,613,600      7,762,481      528,415      2,746,894     8,157,602      0      10,904,496

FAIRCHILD PROPERTY (f)            None     2,130,480      6,852,630      374,300      2,219,251     7,138,159      0       9,357,410

ORANGE COUNTY PROPERTY (g)        None     2,100,000      4,463,700      287,916      2,187,501     4,664,115      0       6,851,616

PRICEWATERHOUSECOOPERS
   PROPERTY (h)                   None     1,460,000     19,839,071      298,608      1,520,834    20,076,845      0      21,597,679
                                         -----------    -----------   ----------    -----------   -----------   ----     -----------
              Total                      $11,844,700    $55,456,544   $8,900,666    $12,381,800   $63,819,120   $990     $76,201,910
                                         ===========    ===========   ==========    ===========   ===========   ====     ===========




                                                                        Life on Which
                                 Accumulated    Date of        Date      Depreciation
     Description                Depreciation  Construction   Acquired    Is Computed
----------------------          ------------  ------------   --------   --------------
ABB PROPERTY (a)                 $   511,883      1997       12/10/96   20 to 25 years

LUCENT TECHNOLOGIES (b)              106,871      1998       6/24/98    20 to 25 years

360 INTERLOCKEN (c)                  238,299      1996       3/20/98    20 to 25 years

IOMEGA PROPERTY (d)                   96,991      1998       7/01/98    20 to 25 years

OHMEDA PROPERTY (e)                  299,112      1998       2/13/98    20 to 25 years

FAIRCHILD PROPERTY (f)               142,720      1998       7/21/98    20 to 25 years

ORANGE COUNTY PROPERTY (g)            92,087      1998       7/31/98    20 to 25 years

PRICEWATERHOUSECOOPERS
   PROPERTY (h)                            0      1998      12/31/98    20 to 25 years
                                  ----------
              Total               $1,487,963
                                  ==========


(a)  The Knoxville Property consists of a three-story office building located in Knoxville, Tennessee. It is owned by Fund IX-X-XI-
     REIT Joint Venture. The Company owned a 4% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(b)  The Lucent Technologies property consists of a one-story office building located in Oklahoma City, Oklahoma. It is owned by
     Fund IX-X-XI-REIT Joint Venture. The Company owned a 4% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(c)  The 360 Interlocken property consists of a three-story multi-tenant office building located in Broomfield, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture. The Company owned a 4% interest in Fund IX-X-XI-REIT Joint Venture at December 31,
     1998.

(d)  The Iomega Property consists of a one-story warehouse and office building located in Ogden, Utah. It is owned by Fund IX-X-XI-
     REIT Joint Venture. The Company owned a 4% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(e)  The Ohmeda Property consists of a two-story office building located in Louisville, Colorado. It is owned by Fund IX-X-XI-REIT
     Joint Venture. The Company owned a 4% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(f)  The Fairchild Property consists of a two-story warehouse and office building located in Fremont, California. It is owned by
     Wells/Freemont Associates. The Company owned a 78% interest in Wells/Freemont Associates at December 31, 1998.

(g)  The Orange County Property consists of a one-story warehouse and office building located in Fountain Valley, California. It is owned by Wells/Orange County Associates. The Partnership owned a 44% interest in Wells/Orange County Associates at December 31,
     1998.

(h)  The PriceWaterhouseCoopers Property consists of a four-story office building located in Tampa, Florida.  It is 100% owned by the Company at December 31, 1998.

(i)  Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

            Wells Real Estate Investment Trust, Inc. and Subsidiary

                    (A Georgia Public Limited Partnership)

      Schedule III--Real Estate Investments and Accumulated Depreciation

                               December 31, 1998


                                                          Accumulated
                                        Cost              Depreciation
                                     -----------          ------------
BALANCE AT DECEMBER 31, 1997         $         0           $        0

    1998 additions                    76,201,910            1,487,963
                                     -----------           ----------
BALANCE AT DECEMBER 31, 1998         $76,201,910           $1,487,963
                                     ===========           ==========

                                 EXHIBIT INDEX
                                 -------------

                  (Wells Real Estate Investment Trust, Inc.)

     The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit
Number    Description of Document
------    -----------------------

*3.1 Amended and Restated Articles of Incorporation of Wells Real Estate Investment Trust, Inc. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*3.2 Bylaws of Wells Real Estate Investment Trust, Inc. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.1 Agreement of Limited Partnership of Wells Operating Partnership, L.P. (Exhibit 10.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.2 Escrow Agreement (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.3 Advisory Agreement (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.3(a) First Amendment to Advisory Agreement dated June 1, 1998 (Exhibit 10.3(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.4 Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "IX-X-XI-REIT Joint Venture") dated June 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.5 Lease Agreement for the ABB Building dated December 10, 1996 (Exhibit 10(kk) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

Exhibit
Number    Description of Document
------    -----------------------

*10.6 Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.7 Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.8 Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(k) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.8(a) First Amendment to the Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated April 21, 1998 (Exhibit 10.8(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.9 Development Agreement relating to the Lucent Technologies Building dated May 30, 1997 between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.10 Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(l) to Form S-11 Registration Statement on Form S-11 of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.10(a) First Amendment to Net Lease Agreement for the Lucent Technologies
          Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.11 Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit
          10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

Exhibit
Number    Description of Document
------    -----------------------

*10.12    Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit
          10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.13 Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated June 8, 1998 (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.14 Restatement of and First Amendment to Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated July 1, 1998 (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.15 Promissory Note for $5,960,000 from the Fremont Joint Venture to NationsBank, N.A. relating to the Fairchild Building dated July 16, 1998 (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.16 Deed of Trust securing the Fairchild Building dated July 16, 1998 between the Fremont Joint Venture and NationsBank, N.A. (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.17 Joint Venture Agreement of Wells/Fremont Associates (the "Fremont Joint Venture") dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.18 Joint Venture Agreement of Fund X and Fund XI Associates (the "Fund X-XI Joint Venture") dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.19 Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

Exhibit
Number    Description of Document
------    -----------------------

*10.20 Lease Agreement for the Fairchild Building dated September 19, 1997 between the Fremont Joint Venture (as successor in interest by assignment) and Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.21 Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated June 12, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.21 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.22 First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated July 16, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.22 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.23 Promissory Note for $4,875,000 from the Cort Joint Venture to NationsBank, N.A. relating to the Cort Furniture Building dated July 30, 1998 (Exhibit 10.23 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.24 Deed of Trust securing the Cort Furniture Building dated July 30, 1998 between the Fremont Joint Venture and NationsBank, N.A. (Exhibit 10.24 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.25 Joint Venture Agreement of Wells/Orange County Associates (the "Cort Joint Venture") dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.26 Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated July 30, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.27 Real Estate Option Agreement for the purchase of Lot 11 dated April 22, 1998 between The Development Corporation of Knox County and Wells Development

Exhibit
Number    Description of Document
------    -----------------------

          Corporation (Exhibit 10.27 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.28 Real Estate Option Agreement for the purchase of Lot 10 dated June 21, 1998 between The Development Corporation of Knox County and Wells Development Corporation (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.29 Amendment to Real Estate Option Agreements (Lots 10 and 11) dated September 8, 1998 between The Development Corporation of Knox County and Wells Development Corporation (Exhibit 10.29 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.30 Second Amendment to Real Estate Option Agreements (Lots 10 and 11) dated October 7, 1998 between The Development Corporation of Knox County and Wells Development Corporation (Exhibit 10.30 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.31 Agreement for the Purchase and Sale of Property for an undivided interest in the Associates Property dated September 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.31 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.32 Development Agreement for the Associates Building dated September 15, 1998 between Wells Development Corporation and ADEVCO Corporation (Exhibit 10.32 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.33 Guaranty of Development Agreement for the Associates Building dated September 15, 1998 by David M. Kraxberger (Exhibit 10.33 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

Exhibit
Number    Description of Document
------    -----------------------

*10.34 Owner-Contractor Agreement for the construction of the Associates Building dated September 10, 1998 between Wells Development Corporation and Integra Construction, Inc. (Exhibit 10.34 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.35 Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.36 Lease Agreement for the Associates Building dated September 10, 1998 between Wells Development Corporation and Associates Housing Finance, LLC (Exhibit 10.36 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.37 Amended and Restated Purchase Agreement relating to the PWC Building dated December 4, 1998 between Carter Sunforest, L.P. and Wells Operating Partnership, L.P. (Exhibit 10.37 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.38 Assignment and Assumption Agreement relating to the PWC Building dated December 4, 1998 between TriNet Corporate Realty Trust, Inc. and Wells Operating Partnership, L.P. (Exhibit 10.38 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.39 Amended and Restated Loan Agreement dated December 31, 1998 between Wells Operating Partnership, L.P. and SouthTrust Bank, National Association (Exhibit 10.39 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.40 Amended and Restated Promissory Note for $15,500,000 from Carter Sunforest, L.P. to SouthTrust Bank, National Association dated December 31, 1998 (Exhibit 10.40 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

Exhibit
Number    Description of Document
------    -----------------------


*10.41 Amendment No. 1 to Mortgage and Security Agreement and other Loan Documents securing the PWC Building dated December 31, 1998 between Carter Sunforest, L.P. and SouthTrust Bank, National Association (Exhibit 10.41 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.42 Lease for the PWC Building dated March 30, 1998 between Wells Operating Partnership, L.P. (as successor in interest by assignment) and Price Waterhouse LLP (Exhibit 10.42 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.43 Amended and Restated Warrant Purchase Agreement dated December 31, 1998 between the Registrant and Wells Investment Securities, Inc. (Exhibit 10.43 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)