Form 10-Q
period 1999-03-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 1999-05-12
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended           March 31, 1999         or
                               -------------------------------

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from__________________ to __________________

Commission file number            0-25739
                      ------------------------------


                   Wells Real Estate Investment Trust, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                           58-2328421
--------------------------------------     -----------------
(State of other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification no.)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
      ---       ---

                                   Form 10-Q
                                   ---------

            Wells Real Estate Investment Trust, Inc. and Subsidiary
            -------------------------------------------------------

                                     INDEX
                                     -----



                                                            Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets -- March 31, 1999
                   and December 31, 1998........................3

                  Statement of Income for the Three Months
                   Ended March 31, 1999.........................4

                  Statements of Shareholders' Equity
                   for the Year Ended December 31, 1998
                   and the Three Months Ended
                   March 31, 1999...............................5

                  Statements of Cash Flows for the Three
                   Months Ended March  31, 1999.................6

                  Condensed Notes to Financial Statements.......7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations...................................12

PART II. OTHER INFORMATION......................................24

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY

                                BALANCE SHEETS

                           Assets                                        March 31,1999           December 31, 1998
                           ------                                        -------------           -----------------
Real estate, at cost:
  Land                                                                    $ 6,787,902                 $ 1,520,834
  Building and improvements, less
  accumulated depreciation of
  $286,242 in 1999                                                         33,058,522                  20,076,845
                                                                          -----------                 -----------
          Total real estate                                                39,846,424                  21,597,679
                                                                          -----------                 -----------


Investment in joint ventures (Note 2)                                      11,494,134                  11,568,677
Due from affiliates                                                           267,279                     262,345
Cash and cash equivalents                                                   7,864,546                   7,979,403
Deferred project costs (Note 3)                                               375,126                     335,421
Deferred offering costs (Note 4)                                              294,037                     548,729
Prepaid expenses and other assets                                             746,736                     540,319
                                                                          -----------                 -----------

          Total assets                                                    $60,888,282                 $42,832,573
                                                                          ===========                 ===========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Liabilities:
  Accounts payable                                                        $   578,328                 $   187,827
  Notes payable (Note 6)                                                    9,650,000                  14,059,930
  Due to affiliates (Note 5)                                                  348,342                     554,953
  Dividends payable                                                           628,182                     408,176
  Minority interest of unit holder in operating partnership                   200,000                     200,000
                                                                          -----------                 -----------

          Total liabilities                                                11,404,852                  15,410,886
                                                                          -----------                 -----------

Shareholders' equity:
  Common shares, $.01 par value; 16,500,000 shares
      authorized, 5,702,329 shares issued and outstanding
        at March 31, 1999                                                      57,023                      31,541
  Additional paid in capital                                               48,698,935                  27,056,112
  Retained earnings                                                           727,472                     334,034
                                                                          -----------                 -----------

          Total shareholders' equity                                       49,483,430                  27,421,687
                                                                          -----------                 -----------

          Total liabilities and shareholders' equity                      $60,888,282                 $42,832,573
                                                                          ===========                 ===========

           See accompanying condensed notes to financial statements.

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY

                              STATEMENT OF INCOME


                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                                    March 31, 1999
                                                                                                    --------------
Revenues:
   Rental income                                                                                          $726,183
   Equity in income of joint ventures                                                                      192,723
   Interest income                                                                                          69,094
                                                                                                          --------
                                                                                                           988,000
                                                                                                          --------

Expenses:
   Operating costs, net of reimbursements                                                                  204,115
   Management and leasing fees                                                                              44,692
   Depreciation                                                                                            286,242
   Administrative costs                                                                                     29,710
   Legal and accounting                                                                                     27,100
   Computer costs                                                                                            2,703
                                                                                                          --------
                                                                                                           594,562
                                                                                                          --------
  Net income                                                                                              $393,438
                                                                                                          ========

Basic and diluted earnings per share                                                                         $0.10

           See accompanying condensed notes to financial statements.

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE THREE MONTHS ENDED
                                 March 31 ,1999




                                                             Additional Paid                 Total
                                                                               Retained  Shareholders'
                                         Shares    Amounts      in Capital     Earnings      Equity
                                        ---------  --------  ----------------  --------  --------------
BALANCE,
 December 31, 1997                            100   $     1      $       999   $      0    $     1,000

 Issuance of common stock               3,154,036    31,540       31,508,820          0     31,540,360
 Net income                                     0         0                -    334,034        334,034
 Dividends                                      0         0         (511,163)         0       (511,163)
 Sales commissions                              0         0       (2,996,334)         0     (2,996,334)
 Other offering expenses                        0         0         (946,210)         0       (946,210)
                                        ---------   -------      -----------   --------    -----------

BALANCE,
 December 31, 1998                      3,154,136    31,541       27,056,112    334,034     27,421,687

 Issuance of common stock               2,548,193    25,482       25,456,449          0     25,481,931
 Net income                                     0         0                0    393,438        393,438
 Dividends                                      0         0         (628,385)         0       (628,385)
 Sales commissions                              0         0       (2,420,783)         0     (2,420,783)
 Other offerings expenses                       0         0         (764,458)         0       (764,458)
                                        ---------   -------       ----------   --------    -----------

BALANCE,
 March 31, 1999                         5,702,329   $57,023      $48,698,935   $727,472    $49,483,430
                                        =========   =======      ===========   ========    ===========


           See accompanying condensed notes to financial statements.

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOW

                                                                                    Three Months Ended
                                                                                    -------------------
                                                                                      March 31, 1999
                                                                                    -------------------
Cash flows from operating activities:
   Net income                                                                          $    393,438
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Equity in income of joint ventures                                               (192,723)
           Depreciation                                                                     286,242
          Changes in assets and liabilities:
            Prepaid expenses and other assest                                              (206,532)
            Accounts payable and accured expenses                                           390,501
            Due to affiliates                                                              (206,611)
                                                                                       ------------

        Net cash provided by operating activities                                           464,315
                                                                                       ------------

Cash flow from investing activities:
   Investment in real estate                                                            (17,428,018)
   Investment in joint venture                                                                    0
   Deferred project costs paid                                                             (891,867)
   Distributions received from joint ventures                                               262,332
                                                                                       ------------
        Net cash used in investing activities                                           (18,057,553)
                                                                                       ------------

Cash flow from financing activities:
   Proceeds from note payable                                                             9,650,000
   Repayment of note                                                                    (14,059,930)
   Distributions                                                                           (408,379)
   Issuance of common stock                                                              25,481,931
   Sales commission paid                                                                 (2,420,783)
   Offering costs paid                                                                     (764,458)
                                                                                       ------------
        Net cash provided by financing activities                                        17,478,381
                                                                                       ------------

        Net decrease in cash and cash equivalents                                          (114,857)

        Cash and cash equivalents, beginning of year                                      7,979,403
                                                                                       ------------

        Cash and cash equivalents, end of period                                       $  7,864,546
                                                                                       ============

Supplemental schedule of noncash investing
   activities:
      Deferred project costs applied to investing
      activities                                                                       $    852,162
                                                                                       ============

           See accompanying condensed notes to financial statements.

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY

                    Condensed Notes to Financial Statements

                                 March 31, 1999

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

     On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock ($10.00 per share) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. An aggregate requirement of $2,500,000 of offering proceeds, excluding New York and Pennsylvania, was reached on July 8, 1998, thus allowing for the admission of New York and Pennsylvania investors in the Company. As of March 31, 1999, the Company had sold 5,702,329 shares for total capital contributions of $57,023,291. After payment of $1,995,780 in Acquisition and Advisory Fees and Expenses, payment of $7,127,786 in selling commissions and organization and offering expenses and the capital contributions and acquisitions expenditures by Wells OP of $44,137,108, the Company was holding net offering proceeds of $3,762,617 available for investment in properties.

     Wells OP owns interests in properties through equity ownership in the following joint ventures: (i) the Fund IX-X-XI-REIT Joint Venture, a joint venture among Wells OP and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells real Estate Fund XI, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), (ii) Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between Wells OP and Fund X and Fund XI Associates, which is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture") and (iii) Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between Wells OP and the Fund X-XI Joint Venture.

     As of March 31, 1999, Wells OP owned interests in the following properties:
     (i) a three story office building in Knoxville, Tennessee (the "ABB Building"), (ii) a two story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one story office building in Oklahoma City, Oklahoma the (Lucent Technologies Building"), (v) a one story warehouse and office building in Ogden, Utah, (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two story warehouse office building in Fremont, California (the "Fairchild Building"), which is owned by the Fremont Joint Venture, (vii) a one story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Cort Joint Venture, and (viii) a four story office building in Tampa, Florida (the "PWC Building"), and (ix) a four story office building in Harrisburg, Pennsylvania (the "Vanguard Cellular Building"), which are owned directly Wells OP.

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

     The consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the Board of Directors, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1998.

     (f) Distribution Policy
     -----------------------

     The Company will make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 95% of its real estate investment trust taxable income. The Company intends to make regular quarterly distributions to holders of the shares. Distributions will be made to those shareholders who are shareholders as of the record date selected by the Directors. Distributions will be declared on a monthly basis and paid on a quarterly basis during the Offering period and declared and paid quarterly thereafter.

     (g) Income Taxes
     ----------------

     The Company has made an election under Section 856 ( C) of the Internal Revenue Code 1986, as amended (the "Code"), to be taxed as a Real Estate Investment Trust ("REIT") under the Code beginning with its taxable year ended December 31, 1998. As a REIT for federal income tax purpose, the Company generally will not be subject to federal income tax on income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purpose for four years following the year during which qualification is lost. Such an event could materially adversely affect the Company's net income and net cash available to distribute to shareholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT and intends to continue to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

     (h) Statement of Cash Flows
     ---------------------------

     For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  Investments in Joint Ventures
     -----------------------------

     The Company owns interests in nine office buildings through its ownership in Wells OP, which owns interest in three joint ventures. The Company does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method.

     The following describes additional information about the properties in which the Company owns an interest as of March 31, 1999:

     Iomega Building
     ---------------

     On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a 4.0 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended for additional parking and loading dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenant and the city of Ogden. The expected completion date of this project is July 1, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay as additional rent an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional rent is due and payable commencing on May 1, 1999.

     The land was purchased at a cost of $212,000 excluding acquisition costs. It is anticipated that the total cost to complete the project will be $612,689. The funds used to acquire the land and for the improvements are being funded entirely from capital contributions made by Wells Fund XI in the amount of $851,000.

     Vanguard Cellular Building
     --------------------------

     On February 4, 1999, Wells Operating Partnership, L.P. ("Wells OP"), a Georgia limited partnership formed to acquire and hold real estate properties on behalf of the Company, acquired a four story office building containing approximately 81,859 rentable square feet (the "Vanguard Cellular Building"), which was recently developed on an approximately 10.5 acre tract of real property located in Harrisburg, Pennsylvania for a purchase price of $12,291,200 excluding closing costs.

     Wells OP expended cash proceeds in the amount of $6,332,100 and obtained a loan in the amount of $6,450,000 from Nations Bank, N.A., the net proceeds of which were used to fund the remainder of the purchase price of the Vanguard Cellular Building.

     The Nations Bank Loan matures on January 4, 2002. The interest rate on the Nations Bank Loan is a fixed rate equal to the rate appearing on Telerate Page 3750 as the London InterBank Offered Rate plus 200 basis points over a six month period. The interest rate is fixed for the initial six months of the loan at 7% per annum. A principal installment in the amount of $6,150,000 is due and payable by Wells OP on August 1, 1999. Thereafter, Wells OP is required to make quarterly installments of principal in an amount to one-ninth of the outstanding principal balance as of October 1, 1999.

     The Vanguard Building is leased to Pennsylvania Cellular Telephone Corp., a North Carolina corporation and wholly owned subsidiary of Vanguard Cellular Systems, Inc., pursuant to the Build-To-Suite Office Lease Agreement dated as of September 26, 1997, as amended by instruments on September 15, 1998 and January 18, 1999 (the "Vanguard Cellular Building"). At the closing of the Vanguard Cellular Building, the seller assigned all of its right to the Vanguard Cellular Lease to Wells OP. The initial term of the Vanguard Cellular Lease is ten years which commenced on November 16, 1998.

     Pennsylvania Telephone has the option to extend the initial term of the Vanguard Cellular Lease for three additional five year periods and one additional four year and eleven month period. The following table summarizes the annual base rent payable during the initial term of the Vanguard Cellular Lease:

------------------------------------------------------------------------------------
                                Year                                   Annual Rent
------------------------------------------------------------------------------------
1                                                                     $   880,264.10
------------------------------------------------------------------------------------
2                                                                       1,390,883.11
------------------------------------------------------------------------------------
3                                                                       1,416,220.59
------------------------------------------------------------------------------------
4                                                                       1,442,115.81
------------------------------------------------------------------------------------
5                                                                       1,468,528.94
------------------------------------------------------------------------------------
6                                                                       1,374,010.89
------------------------------------------------------------------------------------
7                                                                       1,401,491.11
------------------------------------------------------------------------------------
8                                                                       1,429,520.93
------------------------------------------------------------------------------------
9                                                                       1,458,111.35
------------------------------------------------------------------------------------
10                                                                      1,487,273.58
------------------------------------------------------------------------------------

     Under the Vanguard Cellular Lease, Pennsylvania Telephone is required to pay as additional rent all real estate taxes, special assessments, water rates and charges, sewer rates and charges, public utilities, insurance premiums, street lighting, excise levies, licenses, permits, governmental inspection fees and other governmental charges and all other charges incurred in the use, occupancy, operation, leasing or possession of the Vanguard Cellular Building. In addition, Pennsylvania Telephone is responsible for all routine maintenance and repairs relating to the Vanguard Cellular Building. Wells OP, as Landlord, is responsible for (i) maintenance, repairs and replacements to the structural components of the Vanguard Building, including without limitations, the roof, floor slabs, foundation walls, and footing, structural steel, exterior walls, driveways, roadways, sidewalks, curbs, parking areas and loading areas, and (ii) making necessary capital replacements of heating, ventilation and air condition systems, electrical, plumbing, fire protection and other mechanical systems in the building.

(3)  Deferred Project Costs
     ----------------------

     The Company pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the Advisor, for acquisition and advisory services and as reimbursement for acquisition expenses. These payments may not exceed
     3 1/2% of shareholders' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of March 31, 1999, amounted to $1,995,780 and represented approximately 3 1/2% of shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4)  Deferred Offering Costs
     -----------------------

     The Advisor pays all the offering expenses for the Company.   The Advisor
     may be reimbursed by the Company to the extent that such offering expenses do not exceed 3% of shareholders' capital contributions. As of March 31, 1999, the Company had reimbursed the Advisor for $1,710,669 in offering expenses, which amounted to approximately 3% of shareholders' capital contributions.

(5)  Due To Affiliates
     -----------------

     Due to Affiliates consists of Acquisition and Advisory Fees, deferred offering costs, and other operating expenses paid by the Advisor on behalf of the Company.

(6)  Notes Payable
     -------------

     Wells OP obtained a loan in the amount of $6,450,000 from Nations Bank, N.A. on February 4, 1999, with an outstanding balance of $6,150,000 at March 31, 1999. The Nations Bank Loan matures on January 4, 2002. The interest rate on the Nations Bank Loan is a fixed rate equal to the rate appearing on Telerate Page 3750 as the London InterBank Offered Rate plus 200 basis points over a six month period. The interest rate is fixed for the initial six month of the loan at 7% per annum. A principal installment in the amount of $6,150,000 is due and payable by Wells OP on August 1, 1999. Thereafter, Wells OP is required to make quarterly installments of principal in an amount to one-ninth of the outstanding principal balance as of October 1, 1999. The Nations Bank Loan is secured by a first mortgage against the Vanguard Cellular Building.

     Wells OP also obtained a revolving credit facility loan in the amount of $15,500,000 on December 31, 1998 from South Trust Bank with an outstanding balance of $3,500,000 at March 31, 1999. The SouthTrust Loan matures on December 31, 2000. The interest rate on the SouthTrust Loan is a variable rate per annum equal to the London InterBank Offered Rate for a thirty day period plus 185 basis points. The SouthTrust Loan is secured by a first mortgage against the PWC Building.


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

Gross revenues of the Company of $988,000 for the three months ended March 31, 1999, were attributable primarily to interest income earned on funds held by the Company prior to the investment in properties, rental income and income earned from joint ventures. Expenses of the Company were $594,562 for the three months ended March 31, 1999, and consisted primarily of building operating costs and depreciation, legal and accounting fees, and administrative and computer expenses. Since the Company did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 shares of common stock on June 5, 1998, there is no comparative financial data available from the prior fiscal year.

Net decrease in cash and cash equivalents is the result of raising $25,481,931 in common stock capital contributions for the three months ended March 31, 1999 before deducting acquisition and advisory fees and expenses, commissions and offering costs, capital contributions to joint ventures and investments in real estate.

Dividends declared with respect to the first quarter of 1999 totaled $0.174 per share, which were declared on a monthly basis in the amount of $0.058 per share payable to shareholders of record on January 1, 1999, February 1, 1999, and March 1, 1999.

Year 2000
---------

The Company is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Company and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Company's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Company's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

The Company is in the process of confirming with the Company's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Company has relationships have confirmed their Year 2000 readiness.

The Company relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Company has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Company. The Company will perform due diligence as to the Year 2000 readiness of each property owned by the Company and each property contemplated for purchase by the Company.

The Company's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

The Company is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Company could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Company.

Management believes that the Company's risk of Year 2000 problems is minimal.
In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Company's properties would fail or the key third-party vendors upon which the Company relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Company has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Company has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Company intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Company will have accurate hard-copy investor information.

Property Operations
-------------------

As of March 31, 1999, the Company owned interests in the following operational properties:

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------


                                                                                   Three Months Ended
                                                                                   ------------------
                                                                        March 31, 1999               March 31, 1998
                                                                        --------------               --------------
Revenues:
  Rental income                                                            $260,092                      $190,986
        Interest income                                                      15,060                             0
                                                                           --------                      --------
                                                                            275,152                       190,986
                                                                           --------                      --------
Expenses:
  Depreciation                                                              134,100                        91,094
  Management & leasing expense                                               21,386                        25,282
  Other operating expenses                                                  (11,607)                       37,768
                                                                           --------                      --------
                                                                            143,879                       154,144
                                                                           --------                      --------
  Net income                                                               $131,273                      $ 36,842
                                                                           ========                      ========

Occupied %                                                                       98%                           67%

Company's Ownership                                                             3.7%                            0%

Cash distributions to the Company                                          $  9,989                      $      0

Net income allocated to Company                                            $  4,986                      $      0


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

Wells Fund IX contributed an additional $79,566 towards the completing of this project. It is currently anticipated that the total to complete the project will be approximately $90,434 to be contributed by Wells Fund IX.

Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Total expenses decreased due to an offset of tenant reimbursements in operating costs, which resulted in a negative figure. Cash distributions for the quarter increased significantly in

1999 over 1998. The Company was admitted to the Fund IX-X-XI-REIT Joint Venture on June 11, 1998 and, accordingly, began participating in net income and distributions in June 1998.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                           Three Months Ended   Two Months Ended
                                                           ------------------   ----------------
                                                             March 31, 1999      March 31, 1998
                                                             --------------      --------------

Revenues:
 Rental income                                                    $256,829           $134,084
                                                                  --------           --------

Expenses:
 Depreciation                                                       81,576             54,384
 Management & leasing expenses                                      11,618                  0
 Operating costs, net of reimbursements                                363               (699)
                                                                  --------           --------
                                                                    93,557             53,685
                                                                  --------           --------

Net income                                                        $163,272           $ 80,399
                                                                  ========           ========

Occupied %                                                             100%               100%

Company's ownership %                                                  3.7%                 0%

Cash distribution to the Company                                  $  9,084           $      0

Net income allocated to the Company                               $  6,202           $      0

On February 13, 1998, Fund IX-X-XI-REIT Joint Venture acquired a two story office building containing approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado for a purchase price of $10,325,000 excluding acquisition costs. The Company acquired its interest in this property on June 11, 1998.

The entire Ohmeda building is currently under a net lease with Ohmeda, Inc. The lease currently expires in January 2005. The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are available for only two months of the prior year. The Company was admitted to the

Fund IX-X-XI-REIT Joint Venture on June 11, 1998 and, accordingly, began participating in net income and distribution in June 1998.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                                          Three Months Ended             One Month Ended
                                                                          ------------------             ---------------
                                                                            March 31, 1999                March 31, 1998
                                                                          ------------------             ---------------
Revenues:
  Rental income                                                                $206,522                     $26,133
                                                                               --------                     -------

Expenses:
  Depreciation                                                                   71,670                      23,574
  Management & leasing expense                                                   17,864                           0
  Other operating costs, net of reimbursements                                   (2,250)                          0
                                                                               --------                     -------
                                                                                 87,284                      23,574
                                                                               --------                     -------
  Net income                                                                   $119,238                     $ 2,559
                                                                               ========                     =======

Occupied %                                                                          100%                        100%

Company' Ownership %                                                                3.7%                          0%

Cash distribution to Company                                                   $  7,186                     $     0

Net income allocated to Company                                                $  4,521                     $     0


On March 20, 1998, the Fund IX-X-XI-REIT Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1 tract of land located in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are available for only one month. Operating costs were negative, for the first quarter due to tenant reimbursements being greater than operating expenses. The Company was admitted to the Fund IX-X-XI-REIT Joint Venture on June 11, 1998, and accordingly, began participating in net income and distributions in June 1998.

Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                                                  Three Month Ended
                                                                                  -----------------
                                                                                   March 31, 1999
                                                                                  -----------------

Revenues:
 Rental income                                                                       $145,752
                                                                                     --------

Expenses:
 Depreciation                                                                          45,801
 Management & leasing expenses                                                          5,370
 Operating costs, net of reimbursements                                                 3,014
                                                                                     --------
                                                                                       54,185
                                                                                     --------

Net income                                                                           $ 91,567
                                                                                     ========

Occupied %                                                                                100%

Company's ownership %                                                                     3.7%

Cash distributed to Company                                                          $  4,782

Net income allocated to the Company                                                  $  3,479

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

Since the Lucent Technologies Building was purchased by the IX-X-XI-REIT Joint Venture in June 1998, comparable income and expense figures for the period are not available.

Iomega Building / Fund IX-X-XI-REIT Joint Venture
-------------------------------------------------

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                       March 31, 1999
                                                                                    ------------------

Revenues:
 Rental income                                                                             $123,873
                                                                                           --------

Expenses:
 Depreciation                                                                                48,495
 Management & leasing expenses                                                                5,603
 Other operating expense, net of reimbursements                                              (1,713)
                                                                                           --------
                                                                                             52,385
                                                                                           --------

Net income                                                                                 $ 71,488
                                                                                           ========

Occupied %                                                                                      100%

Company's ownership %                                                                           3.7%

Cash distributed to Company                                                                $  4,411

Net income allocated to the Company                                                        $  2,716


On April 1, 1998 the Wells Fund X acquires a two story office building containing approximately 108,250 rentable square feet on a 8.03 acre tract of land located in Ogden, Weber County , Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Partnership acquired an interest in the Iomega Building and began participating in net income and distribution from this property as of July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparative income and expense figures for the prior year are not available. Other operating expenses are negative for the first quarter due to tenant reimbursements reflected in this category.

Cort Building / Wells / Orange County Joint Venture
---------------------------------------------------

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                     March 31, 1999
                                                                                   ------------------
Revenues:
 Rental income                                                                             $198,885
                                                                                           --------

Expenses:
 Depreciation                                                                                46,641
 Management & leasing expenses                                                                7,590
 Other operating expenses                                                                     8,172
                                                                                           --------
                                                                                             62,403
                                                                                           --------

Net income                                                                                 $136,482
                                                                                           ========

Occupied %                                                                                      100%

Company's ownership %                                                                          43.7%

Cash distributed to the Company                                                            $ 75,974

Net income allocated to the Company                                                        $ 76,884



On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feet on a
3.65 acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,400,000, excluding acquisitions costs.

The Cort Building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the Cort Joint Venture of certain operating expenses, as defined in the lease, related to the building.

Since the Cort Building was purchased in July 1988, comparable income and expenses figures for the prior year are not available.

Fairchild Building / Wells / Fremont Joint Venture
--------------------------------------------------

                                                                                    Three Month Ended
                                                                                    -----------------
                                                                                      March 31, 1999
                                                                                    -----------------
Revenues:
 Rental income                                                                             $225,210
                                                                                           --------

Expenses:
 Depreciation                                                                                71,382
 Management & leasing expenses                                                                9,324
 Other operating expenses                                                                     1,000
                                                                                           --------
                                                                                             81,706
                                                                                           --------

Net income                                                                                 $143,504
                                                                                           ========

Occupied %                                                                                      100%

Company's ownership %                                                                          77.5%

Cash distributed to Company                                                                $155,840

Net income allocated to the Company                                                        $111,222


On July 21, 1998, the Wells/Fremont Joint Venture acquired a two-story warehouse and office building containing approximately 58,424 rentable square feet on a
3.05 acre tract of land in Fremont, California (the "Fairchild Building") for a purchase price of $8,900,000 excluding acquisitions costs.

The building is 100% occupied by Fairchild Technologies, U.S.A., Inc. with a lease expiration of November 30, 2004. The monthly base rent payable under the lease is $68,128 with a 3% increase on each anniversary of the commencement date. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building.

Since the Fairchild Building was purchased in July of 1998, comparable income and expense figures for the prior year are not available.

PCW Building
------------

                                                                                     Three Month Ended
                                                                                     -----------------
                                                                                       March 31, 1999
                                                                                     -----------------
Revenues:
 Rental income                                                                             $552,042
                                                                                           --------

Expenses:
 Depreciation                                                                               205,770
 Management & leasing expenses                                                               41,272
 Other operating expenses                                                                   135,003
                                                                                           --------
                                                                                            382,045
                                                                                           --------

Net income                                                                                 $169,997
                                                                                           ========

Occupied %                                                                                      100%

Company's ownership %                                                                           100%

Cash distributed to Company                                                                $309,863

Net income allocated to the Company                                                        $169,997


On December 31, 1998, the Wells OP acquired a four-story office building containing approximately 130,090 rentable square feet on a nine acre tract of land in Tampa, Florida (the "PWC Building") for a purchase price of $21,127,854, excluding acquisitions costs.

The Building is 100% leased by PriceWaterhouseCoopers with a lease expiration in December, 2008.

The annual base rent payable under the PWC Lease is $1,915,741.13 ($14.73 per square foot) payable in equal monthly installments of $159,645.09 during the first year of the initial lease term. The base rent escalates at the rate of 3% per year throughout the ten year lease term. In addition, PWC is required to pay a reserve of all property taxes, operating expenses, and other repair and maintenance work relating to the PWC Building. PWC is also required to reimburse the landlord the cost of any casualty occurring at the property.

Since the PWC Building was purchased in December 1998, comparable income and expense figures for the prior year are not available.

Vanguard Cellular
-----------------

                                                                                       Two Month Ended
                                                                                       ---------------
                                                                                        March 31, 1999
                                                                                       ---------------

Revenues:
 Rental income                                                                             $174,141
                                                                                           --------

Expenses:
 Depreciation                                                                                80,472
 Management & leasing expenses                                                                3,420
 Other operating expenses                                                                    67,731
                                                                                           --------
                                                                                            151,623
                                                                                           --------

Net income                                                                                 $ 22,518
                                                                                           ========

Occupied %                                                                                      100%

Company's ownership %                                                                           100%

Cash distributed to Company                                                                $ 32,042

Net income allocated to the Company                                                        $ 22,518


On February 4, 1999, the Wells OP acquired a four-story office building containing approximately 81,859 rentable square feet on a 10.5 acre tract of land in Harrisburg, Pennsylvania (the "Vanguard Cellular Building") for a purchase price of $12,291,200, excluding acquisitions costs.

The building is 100% lease by Pennsylvania Cellular Telephone Corp., with a lease expiration in November 2008.

The first year annual base rent payable under the Vanguard Cellular Lease is $880,264. The second year annual base rent payable will be $1,390,833. The base rent escalates at the rate of approximately 2% per year throughout the ten year lease term.

Since the Vanguard Building was purchased in February 1999, comparable income and expenses figures for the prior year are not available. For additional information on the Vanguard Cellular Building, see Item 1-(2) Investments in Joint Ventures.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). During the first quarter of 1999, the Registrant filed a Current Report on Form 8-K dated February 4, 1999 describing the acquisition of the Vanguard Cellular Building.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       WELLS REAL ESTATE INVESTMENT TRUST, INC.
                       (Registrant)


Dated: May 11, 1999    By: /s/ Leo F. Wells, III
                           ----------------------------------
                       Leo F. Wells, III
                       President,  Director and Chief Financial Officer