Form 10-Q
period 1999-06-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 1999-08-16
CIK 1042776

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              June 30, 1999                     or
                              -----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number                       0-25739
                      ----------------------------------------------------------

                    Wells Real Estate Investment Trust, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                        58-2328421
-------------------------------                    -----------------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

 3885 Holcomb Bridge Road, Norcross, Georgia                            30092
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

                                      INDEX
                                      -----


                                                                                                    Page No.

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Balance Sheets - June 30, 1999
                      and December 31, 1998 ......................................................     3

                    Statement of Income for the Three Months and Six Months
                      Ended June 30, 1999 and the One Month Ended June 30, 1998...................     4

                    Statements of Shareholders' Equity
                      for the Year Ended December 31, 1998
                      And for the Six Months Ended
                      June 30, 1999...............................................................     5

                    Statements of Cash Flows for the Six
                      Months Ended June 30, 1999 and the One Month
                      ended June 30, 1998.........................................................     6

                    Condensed Notes to Financial Statements.......................................     7

           Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...............................    14

PART II.   OTHER INFORMATION .....................................................................    28

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                                                  BALANCE SHEETS
                Assets                                                                   June 30, 1999   December 31, 1998
                ------                                                                   -------------   -----------------
Real Estate, at cost:
  Land                                                                                   $  6,787,902    $  1,520,834
  Building and improvements, less
  Accumulated depreciation of
  $612,243 in 1999                                                                         34,483,001      20,076,845
                                                                                         ------------     -----------
  Total real estate                                                                        41,270,903      21,597,679
                                                                                         ------------     -----------

  Investments in joint ventures ( Note 2)                                                  15,143,866      11,568,677
  Due from affiliates                                                                         297,953         262,345
  Cash and cash equivalents                                                                19,449,957       7,979,403
  Deferred project costs (Note 3)                                                             949,252         335,421
  Deferred offering costs (Note 4)                                                            529,524         548,729
  Prepaid expenses and other assets                                                         1,594,178         540,319
                                                                                         ------------     -----------

         Total assets                                                                    $ 79,235,633    $ 42,832,573
                                                                                         ============     ===========

                 Liabilities and Shareholders' Equity
                 ------------------------------------

Liabilities:
  Accounts payable                                                                       $    321,444    $    187,827
  Notes payable (Note 6)                                                                    9,918,935      14,059,930
  Due to affiliates (Note 5)                                                                  614,274         554,953
  Dividends payable                                                                         1,119,829         408,176
  Minority interest of unit holder in operating partnership                                   200,000         200,000
                                                                                         ------------    ------------

         Total liabilities                                                                 12,174,482      15,410,886
                                                                                         ------------    ------------

Shareholders' equity:
  Common shares, $.01 par value; 40,000,000 shares authorized, 7,770,581 shares
     issued and outstanding at June 30, 1999                                                   77,706          31,541
  Additional paid in capital                                                               65,653,998      27,056,112
  Retained earnings                                                                         1,329,447         334,034
                                                                                         ------------    ------------

         Total shareholders' equity                                                        67,061,151      27,421,687
                                                                                         ------------    ------------

         Total liabilities and shareholders' equity                                      $ 79,235,633    $ 42,832,573
                                                                                         ============    ============

           See accompanying condensed notes to financial statements.

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                               STATEMENT OF INCOME


                                       Three Months Ended    One Month Ended  Six Months Ended
                                       ------------------    ---------------  ----------------
                                         June 30, 1999        June 30, 1998    June 30, 1999
                                       ------------------    ---------------  ----------------
Revenues:
  Rental income                             $   852,831       $        0      $ 1,579,014
   Equity in income of joint ventures           205,455            6,631          398,178
   Interest income                              146,652            4,286          215,746
                                            -----------       ----------      -----------
                                              1,204,938           10,917        2,192,938
                                            -----------       ----------      -----------

Expenses:
 Operating costs, net of reimbursement          166,629                0          370,744
  Management and leasing fees                    37,393                0           82,085
  Depreciation                                  326,001                0          612,243
  Administrative costs                           40,230               18           69,940
  Legal and accounting                           29,350                0           56,450
  Computer costs                                  3,360                0            6,063
                                            -----------       ----------      -----------
                                                602,963               18        1,197,525
                                            -----------       ----------      -----------
  Net income                                $   601,975       $   10,899      $   995,413
                                            ===========       ==========      ===========

Basic and diluted earnings per share        $      0.09       $     0.16      $      0.19

            See accompanying condensed notes to financial statements.

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                     AND THE SIX MONTHS ENDED JUNE 30, 1999

                                                                                                Total
                                                       Additional Paid      Retained        Shareholders'
                                 Shares     Amounts       in Capital        Earnings           Equity
                                 ------     -------       ----------        --------           ------
BALANCE,
 December 31, 1997                  100    $      1     $        999     $         0     $      1,000

 Issuance of common stock     3,154,036      31,540       31,508,820               0       31,540,360
 Net income                           0           0                0         334,034          334,034
 Dividends                            0           0         (511,163)              0         (511,163)
 Sales commissions                    0           0       (2,996,334)              0       (2,996,334)
 Other offering expenses              0           0         (946,210)              0         (946,210)
                              ---------    --------     ------------     -----------     ------------

BALANCE,
 December 31, 1998            3,154,136      31,541       27,056,112         334,034       27,421,687

 Issuance of common stock     4,616,445      46,165       46,118,285               0       46,164,450
 Net income                           0           0                0         995,413          995,413
 Dividends                            0           0       (1,749,843)              0       (1,749,843)
 Sales commissions                    0           0       (4,385,623)              0       (4,385,623)
 Other offering expenses              0           0       (1,384,933)              0       (1,384,933)
                              ---------    --------     ------------     -----------     ------------

BALANCE,
 June 30, 1999                7,770,581    $ 77,706     $ 65,653,998     $ 1,329,447     $ 67,061,151
                              =========    ========     ============     ===========     ============

            See accompanying condensed notes to financial statements.

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOW

                                                                         Six Months Ended  One Month Ended
                                                                         ----------------  ---------------
                                                                          June 30, 1999     June 30, 1998
                                                                         ----------------  ---------------
Cash flows from operating activities:
  Net income                                                             $     995,413     $     10,899
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                               612,243
     Equity in income of joint venture                                        (398,178)          (6,631)
     Changes in assets and liabilities:
      Accounts payable                                                         133,617
      Increase in prepaid expenses and other assets                         (1,308,666)         (10,000)
      Increase due to affiliates                                                78,526           50,959
                                                                         -------------     ------------

  Net cash provided by operating activities                                    112,955           45,227
                                                                         -------------     ------------

Cash flow from investing activities:
 Investments in real estate                                                (19,178,396)
 Investment in joint venture                                                (3,591,828)      (1,421,466)
 Deferred project costs                                                     (1,615,756)         (93,926)
 Distributions received from joint ventures                                    528,869                0
                                                                         -------------     ------------
 Net cash used by investing activities                                     (23,857,111)      (1,515,392)
                                                                         -------------     ------------

Cash flow from financing activities:
  Proceeds from note payable                                                 9,918,935                0
  Repayment of note                                                        (14,059,930)               0
  Dividends paid                                                            (1,038,189)               0
  Issuance of common stock                                                  46,164,450        2,683,595
  Sales commission paid                                                     (4,385,623)        (221,266)
  Offering costs paid                                                       (1,384,933)         (80,508)
                                                                         -------------     ------------
  Net cash provided by financing activities                                 35,214,710        2,381,821
                                                                         -------------     ------------

  Net increase in cash and cash equivalents                                 11,470,554          911,656

  Cash and cash equivalents, beginning of year                               7,979,403          201,000
                                                                         -------------     ------------

  Cash and cash equivalents, end of period                               $  19,449,957     $  1,112,656
                                                                         =============     ============

Supplemental schedule of noncash investing
 activities:
   Deferred project costs applied to investing
   activities                                                            $   1,001,925     $     59,275
                                                                         =============     ============

            See accompanying condensed notes to financial statements.

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                     Condensed Notes to Financial Statements

                                  June 30, 1999

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
     ------------

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

     On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock ($10.00 per share) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. As of June 30, 1999, the Company had sold 7,770,581 shares for total capital contributions of $77,705,810. After payment of $2,719,668 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $9,713,101 in selling commissions and organization and offering expenses, and investment by Wells OP of $49,479,314 in property acquisitions, as of June 30, 1999, the Company was holding net offering proceeds of $15,793,727 available for investment in properties.

     Wells OP owns interests in properties both directly and through equity ownership in the following joint ventures: (i) the Fund IX-X-XI-REIT Joint Venture, a joint venture among Wells OP and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), (ii) Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between Wells OP and Fund X and Fund XI Associates, which is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"), (iii) Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between Wells OP and the Fund X-XI Joint Venture, and (iv) the Fund XI-XII-REIT Joint Venture, a joint venture among Wells OP, Wells Real Estate Fund XI, L.P., and Wells Real Estate Fund XII, L.P.

     As of June 30, 1999, Wells OP owned interests in the following properties:
     (i) a three story office building in Knoxville, Tennessee (the "ABB Building"), (ii) a two story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one story office building in Oklahoma City, Oklahoma the (the "Lucent Technologies Building"), (v) a one story warehouse and office building in Ogden, Utah, (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a two story warehouse and office building in Fremont, California (the "Fairchild Building"), which is owned by the Fremont Joint Venture, (vii) a one story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Cort Joint Venture, (viii) a four story office building in Tampa, Florida (the "PWC Building"), (ix) a four story office building in Harrisburg, Pennsylvania (the "AT&T Cellular Building"), which are owned directly by Wells OP, (x) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), which is owned by Fund XI-XII-REIT Joint Venture, and(xi) a two-story office building under construction located in Lake Forest, California ( the "Matsushita Project"), which is owned directly by Wells OP.

     (b)  Employees
     --------------

     The Company has no direct employees. The employees of Wells Capital, Inc., the Company's Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

     (c)  Insurance
     --------------

     Wells Management Company, Inc., an affiliate of the Company and the Advisor, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Company. In the opinion of management, the properties are adequately insured.

     (d)  Competition
     ----------------

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

     (e)  Basis of Presentation
     --------------------------

     Substantially all of the Company's business will be conducted through Wells OP. At December 31, 1997, Wells OP had issued 20,000 limited partner units to Wells Capital Inc., the Advisor, in exchange for a capital contribution of $200,000. The Company is the sole general partner in Wells OP and possesses full legal control and authority over the operations of Wells OP; consequently, the accompanying consolidated balance sheet of the Company includes the amounts of the Company and Wells OP.

     The consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the Board of Directors, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1998.

     (f)  Distribution Policy
     ------------------------

     The Company is required to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 95% of its real estate investment trust taxable income. The Company intends to make regular quarterly dividend distributions to holders of the shares. Distributions will be made to those shareholders who are shareholders as of the record dates selected by the Directors. Distributions will be paid on a quarterly basis.

     (g)  Income Taxes
     -----------------

     The Company has made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a real estate investment trust ("REIT") under the Code beginning with its taxable year ended December 31, 1998. As a REIT for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purpose for four years following the year during which qualification is lost. Such an event could materially adversely affect the Company's net income and net cash available to distribute to shareholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT and intends to continue to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

     (h)  Statement of Cash Flows
     ----------------------------

     For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  Investments in Joint Venture
     ----------------------------

     The Company owns interests in ten office buildings and one office building under construction through its ownership in Wells OP which owns properties directly or through its interest in four joint ventures. The Company does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method.

     The following describes additional information about the properties in which the Company owns an interest as of June 30, 1999:

     Iomega Building
     ---------------

     On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a 4.0 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended for additional parking and loading dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenant and the city of Ogden. The project was completed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay as additional rent an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional rent was due and payable commencing on May 1, 1999. At the time of writing, we have billed the tenant retroactively in July, 1999.

     The land was purchased at a cost of $212,000 excluding acquisition costs. The total cost to complete the project was $874,625, and is being funded by Fund XI. The funds used to acquire the land and for the improvements were funded entirely from capital contributions made by Wells Fund XI in the amount of $851,000.

     EYBL CarTex Building
     --------------------

     On May 18, 1999, Wells real Estate, LLC - SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-XII-REIT Joint Venture (the "Joint Venture"), acquired an industrial building located in Fountain Inn, unincorporated Greenville County, South Carolina (the "EYBL CarTex Building"). Wells LLC purchased the EYBL CarTex Building from Liberty Property Limited Partnership.

     The Joint Venture is a joint venture partnership among Wells OP, Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), an affiliated Georgia limited partnership, and Wells Real Estate Fund XII, L.P. ("Wells Fund XII"), an affiliated Georgia limited partnership. The Joint Venture was originally formed on May 1, 1999 as a joint venture between the Company and Wells Fund XI pursuant to a joint venture partnership agreement, which was amended and restated on June 21, 1999 to admit Wells Fund XII as a joint venture partner. The Joint Venture was formed for the purpose of the acquisition, ownership, development, leasing, operation, sale and management of real properties. The investment objectives of Wells Fund XI and Wells Fund XII are substantially identical to those of the Company.

     Wells LLC was formed by the Joint Venture solely for the purpose of the acquisitions, ownership and operation of the EYBL CarTex Building.

     The rights under the Contract were assigned by Wells Capital, Inc., an affiliate of the Company and the original purchaser under the Contract, to Wells LLC at closing. The purchase price for the EYBL CarTex Building was $5,085,000. Wells LLC also incurred additional acquisitions expenses in connection with the purchase of the EYBL CarTex Building, including attorney's fees, recording fees and other closing costs, of approximately $37,000.

     Wells Fund XI contributed $1,530,000 to the Joint Venture and as of June 30, 1999, held an equity percentage interest in the Joint Venture of approximately 29.9% for its share of the purchase of the EYBL CarTex Building, and Wells OP contributed $3,592,000 to the Joint Venture and, as of June 30, 1999, held an equity percentage interest in the Joint Venture of approximately 70.1% for its share of the purchase of the EYBL CarTex Building. Wells Fund XII had not yet contributed any funds to the Joint Venture as of June 30, 1999. All income, loss, profit, net cash flow, resale gain and sale proceeds of the Joint Venture are allocated and distributed between Wells Fund XI, Wells Fund XII and Wells OP based upon their respective capital contributions to the Joint Venture.

     The Eybl CarTex Building is a manufacturing and office building consisting of a total of 169,510 square feet comprised of approximately 140,580 square feet of manufacturing space, 25,300 square feet of two-story office space and 3,360 square feet of cafeteria/training space. An addition was constructed to the EYBL CarTex Building in 1989, which consisted of an additional 64,000 square feet of warehouse space.

     The property, located at 111 SouthChase Boulevard, was developed in the early 1980s on a site of approximately 11.94 acres.

     The entire 169,510 rentable square feet of the EYBL CarTex Building is currently under a lease with EYBL CarTex, Inc., a South Carolina corporation ("Eybl CarTex"). The lease was assigned to Wells LLC at the closing.

     The initial term of the lease is ten years which commenced on March 1, 1998 and expires in February 2008. EYBL CarTex has the right to extend the lease for two additional five year periods of time. The annual base rent payable during the initial term is $508,530 during the first three years; $550,908 for the next two; $593,285 during the seventh and eighth years and $610,236 during the last two years of the initial term.

     Under the Lease, EYBL CarTex is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the EYBL CarTex Building during the term of the lease. In additional, EYBL CarTex is responsible for all routine maintenance and repairs to the EYBL CarTex Building. Wells LLC, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

     Pursuant to a lease commission agreement dated February 12, 1998 between Seller and The McNamara Company, Inc., Wells LLC is required to pay on or before March 1 of each year an amount equal to $13,787 as a brokerage fee to the McNamara Company, Inc. through March 1, 2007.

     For additional information's regarding the EYBL Cartex Building, refer to Supplement No. 8 dated June 15, 1999, to the Prospectus of Wells Real estate Investment Trust, Inc. dated January 30, 1998, which is contained in Post-Effective amendment No. 6 to Form S-11 Registration statement of Wells Real Estate Investment Trust, Inc. filed with the Commission on July 15, 1999 (commission File No. 333-32099).

     The Matsushita Project
     ----------------------

     On March 15, 1999, Wells OP purchased an 8.8 acre tract of land located in Lake Forest, Orange County, California for the purchase price of $4,450,230. Wells OP entered into a development agreement for the construction of a two story office building containing approximately 150,000 rentable square feet to be erected on the Matsushita Property. Wells OP entered into an office lease with Matsushita Avionics Systems Corporation (Matsushita Avionics), pursuant to which Matsushita Avionics agreed to lease all of the Matsushita Project upon its completion.

     Matsushita Avionics and the Fund VIII-IX Joint Venture have entered into a Lease and Guaranty Termination Agreement dated February 18, 1999, pursuant to which Matsushita Avionics will be vacating the existing building and relieved of any of its obligations under the existing lease upon the Matsushita commencement date of the new Matsushita lease. In consideration for the Fund VIII-IX Joint Venture releasing Matsushita Avionics from its obligations under the existing lease and thereby allowing Wells OP to enter into the Matsushita lease with Matsushita Avionics, Wells OP entered into a Rental Income Guaranty Agreement dated as of February 18, 1999, whereby Wells OP guaranteed the Fund VIII-IX Joint Venture that it will receive rental income on the existing building at least equal to the rent and building expenses that the Fund VIII-IX Joint Venture would have received over the remaining term of the existing lease.

     For additional information regarding the Matsushita Project, refer to Form S-11, Registration Statement of Wells Real Estate Investment Trust, Inc. filed with the Commission on July 15, 1999 (Commission File No. 333-32099).

(3)  Deferred Project Costs
     ----------------------

     The Company pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the Advisor, for acquisition and advisory services and as reimbursement for acquisition expenses. These payments may not exceed 3 1/2% of shareholders' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of June 30, 1999, amounted to $2,719,668 and represented approximately 3 1/2% of shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4)  Deferred Offering Costs
     -----------------------
     The Advisor pays all the offering expenses for the Company. The Advisor may be reimbursed by the Company to the extent that such offering expenses do not exceed 3% of shareholders' capital contributions. As of June 30, 1999, the Company had reimbursed the Advisor for $2,331,144 in offering expenses, which amounted to approximately 3% of shareholders' capital contributions.

(5)  Due To Affiliates
     -----------------
     Due to Affiliates consists of Acquisition and Advisory Fees, deferred offering costs, and other operating expenses paid by the Advisor on behalf of the Company.

(6)  Notes Payable
     -------------
     Wells OP obtained a loan in the amount of $6,450,000 from NationsBank, N.A. on February 4, 1999, with an outstanding balance of $6,418,935 at June 30, 1999. The NationsBank Loan matures on January 4, 2002. The interest rate on the NationsBank Loan is a fixed rate equal to the rate appearing on Telerate Page 3750 as the London InterBank Offered Rate plus 200 basis points over a six month period. The interest rate is fixed for the initial six month of the loan at 7% per annum. A principal installment in the amount of $6,150,000 is due and payable by Wells OP on August 1, 1999. Thereafter, Wells OP is required to make quarterly installments of principal in an amount to one-ninth of the outstanding principal balance as of October 1, 1999. The NationsBank Loan is secured by a first mortgage against the Vanguard Cellular Building.

     Wells OP also obtained a revolving credit facility loan in the amount of $15,500,000 on December 31, 1998 from SouthTrust Bank with an outstanding balance of $3,500,000 at June 30, 1999. The SouthTrust Loan matures on December 31, 2000. The interest rate on the SouthTrust Loan is a variable rate per annum equal to the London InterBank Offered Rate for a thirty day period plus 185 basis points. The SouthTrust Loan is secured by a first mortgage against the PWC Building.

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
     --------------------------------------------------------------------------
     RESULTS OF OPERATION.
     --------------------

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and notes thereto. This Report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Company, anticipated capital expenditures required to complete certain projects, amounts of cash dividends anticipated to be distributed to the shareholders in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, financing risks, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

     Liquidity and Capital Resources
     -------------------------------

     Cash and cash equivalents at June 30, 1999 and June 30, 1998 were $19,449,957 and $1,112,656 respectively. The increase in cash and cash equivalents resulted primarily from raising additional capital and represents funds held which are awaiting investment in real property acquisitions.

     As of June 30, 1999, the Company had acquired interests in 11 real estate properties. These properties are generating sufficient cash flow to cover the operating expenses of the Company and pay quarterly dividends. Dividends declared for the second quarter of 1999 totaled $0.175 per share, which were declared on a monthly basis in the amount of $0.058 per share payable to shareholders of record on April 1, 1999, May 1, 1999 and June 1, 1999.

     Cash Flows From Operating Activities
     ------------------------------------

     Net cash provided by operating activities was $112,955 for the six months ended June 30, 1999, and $45,277 for the one month period ended June 30, 1998. The increase in net cash provided by operating activities was due primarily to the purchase of additional properties in 1999, and a full six months of operations of the properties acquired during 1998.

     Cash Flows From Investing Activities
     ------------------------------------

     The increase in net cash used by investing activities from $1,515,392 for the one month ended June 30, 1998 to $23,857,111 for the six months ended June 30, 1999, was due primarily to the raising of additional capital and funds that have been invested in real property acquisitions.

     Cash Flows From Financing Activities
     ------------------------------------

     The increase in net cash provided by financing activities from $2,381,821 for the one month ended June 30, 1998 to $35,214,710 for the six months ended June 30, 1999, was due primarily to the raising of additional capital. The Company raised $46,164,450 in offering proceeds for the six months ended June 30, 1999, as compared to $2,683,595 for the one month ended June 30, 1998. In addition, the Company received loan proceeds form financing placed on properties of $9,918,935 and paid a note payable with a balance of $14,059,930.

     Results of Operations
     ---------------------

     As of June 30, 1999, the properties owned by the Company were 99.99% occupied. Gross revenues for the one month ended June 30, 1998 and for the six months ended June 30, 1999, were $10,917 and $2,192,938, respectively. This increase was due to the purchase of interests in additional properties during 1998 and 1999 and a full six months of operations of the properties acquired during 1998. The purchase of interests in additional properties also resulted in increased in rental income, operating expenses and depreciation expense.

     Year 2000
     ---------

     The Company is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Company and its affiliates thus far for renovations and replacements have been immaterial. As of June 30, 1999, testing of systems has been completed.

     As to the status of the Company's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

     The Company has confirmed with the Company's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

     The Company relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Company has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Company. The Company will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Company.

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

     Subsequent Event
     ----------------

     The Sprint Building
     -------------------

     On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, Kansas (the `Sprint Building") for a purchase price of $9,546,210.

     Sprint Communications, a world wide leader in the telecommunications field has occupied the entire Sprint Building since May 19, 1997, under a 10 year net lease that expires on May 18, 2007. Sprint has the right to extend the lease for two additional five year periods. The annual base rent payable during the first five years of the lease is $999,050 in equal monthly installments of $83,254. The annual base rent during the last five years of the lease is $1,102,400 in equal monthly installments $91,867. The monthly base rent for each extended term of the lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size and conditions in comparable office buildings in the suburban south Kansas City, Missouri and south Johnson County, Kansas areas. In addition to base rent, Sprint will pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Sprint Building during the term of the Lease. In addition, Sprint is responsible for all routine maintenance and repairs including the interior mechanical and electrical systems, the HVAC system, the parking lot and the landscaping to the Sprint Building. The Joint Venture, as landlord, is responsible for repair and replacement of the exterior, roof, foundation and structure.

     Wells OP contributed $5,546,210, Wells Fund XI contributed $3,000,000 and Wells Fund XII contributed $1,000,000 to the Fund XI-XII-REIT Joint Venture for their respective share of the acquisition costs for the Sprint Building. Wells OP has made total capital contributions to the Fund XI-XII-REIT Joint Venture of $9,138,038 and currently has an equity percentage interest in the Fund XI-XII-REIT Joint Venture of 62.30%; Wells Fund XI has made total capital contributions to the Fund XI-XII-REIT Joint Venture of $4,530,000 and currently has an equity percentage interest in the Fund XI-XII-REIT Joint Venture of 30.88%; and Wells Fund XII has made total capital contributions of the Fund XI-XII-REIT Joint Venture of $1,000,000 and currently has an equity percentage interest in the Fund XI-XII-REIT Joint Venture of 6.82%.

     For additional information regarding the Sprint Building, refer to Form 8-K of Real Estate Investment Trust, Inc. dated July 2, 1999, which was filed with the Commission on July 16, 1999 (Commission File No. 0-25739).

Property Operations

As of June 30, 1999, the Company owned interests in the following operational properties:

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                        Three Months Ended                       Six Months Ended
                                                        ------------------                       ----------------
                                                   June 30, 1999      June 30, 1998      June 30, 1999    June 30, 1998
                                                   -------------      -------------      -------------    -------------
Revenues:
     Rental income                                 $ 261,987          $ 190,986          $ 522,079          $ 381,972
                                                      16,681                  0             31,741                  0
                                                   ---------          ---------          ---------          ---------
                                                     278,668            190,986            553,820            381,972
                                                   ---------          ---------          ---------          ---------
Expenses:
     Depreciation                                    134,100             93,684            268,200            184,778
     Management & leasing expense                     29,504             24,906             61,406             50,188
     Other operating expenses                         25,829              8,899              3,707             46,667
                                                   ---------          ---------          ---------          ---------
                                                     189,433            127,489            333,313            281,633
                                                   ---------          ---------          ---------          ---------

     Net income                                    $  89,235          $  63,497          $ 220,507          $ 100,339
                                                   =========          =========          =========          =========

Occupied %                                                98%                67%                98%                67%

Company's Ownership % in Fund IX-X-XI-REIT               3.7%               4.4%               3.7%               4.4%

Cash distribution to Company                       $   8,419          $   2,611          $  18,409          $   2,611

Net income allocated to Company                    $   3,336          $   1,203          $   8,322              1,203

Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Total expenses increased in 1999 as compared to 1998 due largely to the increase in depreciation expense. Other operating expenses decreased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to differences in the annual adjustment for common area maintenance billing to the tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Operating expenses were higher for the three month period ended June 30, 1999, as compared to the six months ended June 30, 1999, because upon reconciliation of the common area maintenance, some tenants received credit for overpayments. Cash distributions and net income allocated to the Company for the quarter and six month period increased significantly in 1999 over the 1998 amount. The Company's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999 as compared to 1998 due to additional funding by Wells Fund X and Wells Fund XI to the Joint Venture in 1999.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                          Three Months Ended           Six Months Ended    Five Months Ended
                                                          ------------------           ----------------    -----------------
                                                    June 30, 1999    June 30, 1998       June 30, 1999       June 30, 1998
                                                    -------------    -------------     ----------------     -----------------
Revenues:
     Rental income                                  $ 256,829        $ 254,939          $ 513,657          $ 389,023
                                                    ---------        ---------          ---------          ---------

Expenses:
     Depreciation                                      81,576           81,576            163,152            135,960
     Management & leasing expense                      12,058           17,928             23,675             17,928
     Other operating expenses                          (4,450)             610             (4,087)               (89)
                                                    ---------        ---------          ---------          ---------
                                                       89,184          100,114            182,740            153,799
                                                    ---------        ---------          ---------          ---------
     Net income                                     $ 167,645        $ 154,825          $ 330,917          $ 235,224
                                                    =========        =========          =========          =========

Occupied %                                                100%             100%               100%               100%

Company's Ownership % in Fund IX-X-XI-REIT                3.7%             4.4%               3.7%               4.4%

Cash distribution to Company                        $   9,104        $   3,556          $  18,188          $   3,556

Net income allocated to Company                     $   6,268        $   2,398          $  12,469          $   2,398

On February 13, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-X Joint Venture) acquired a two story office building containing approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000, excluding acquisition costs.

The entire Ohmeda building is currently under a net lease with Ohmeda, Inc.. The lease currently expires in January 2005.

Rental income remained relatively stable for the three months ended June 30, 1999 as compared to the same period in 1998. The six months period ended June 30, 1999, cannot be compared to 1998, because that year covered approximately five months. Other operating expenses are negative for the second quarter due to an offset of tenant reimbursements in operating costs as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year operating expenses which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Cash distributions and net income allocated to the Company increased in 1999 as compared to 1998. The Company's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999 as compared to 1998 due to additional funding by Wells Fund X and Wells Fund XI to the Joint Venture in 1999.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------


                                                Three Months Ended              Six Months Ended    Four Months Ended
                                                ------------------              ----------------    -----------------
                                        June 30, 1999       June 30, 1998        June 30, 1999        June 30, 1998
                                        -------------       -------------        -------------      -----------------
Revenues:
     Rental income                        $ 207,758           $ 212,442          $ 414,279          $ 238,575
                                          ---------           ---------          ---------          ---------
Expenses:
     Depreciation                            71,670              71,065            143,340             94,639
     Management & leasing expense            17,755              19,237             35,619             19,237
     Other operating costs,                  12,884             (48,278)            10,633            (48,278)
                                          ---------           ---------          ---------          ---------
                                            102,309              42,024            189,592             65,598
                                          ---------           ---------          ---------          ---------

     Net income                           $ 105,449          $  170,418          $ 224,687          $ 172,977
                                          =========           =========          =========          =========

Occupied %                                      100%                100%               100%               100%

Company's Ownership % in  Fund                  3.7%                4.4%               3.7%               4.4%
IX-X-XI-REIT

Cash distribution to Company              $   6,566          $    3,457          $  13,752          $   3,457

Net income allocated to Company           $   3,942          $    2,785          $   8,463          $   2,785

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

Rental income remained relatively stable for the three month period ended June 30, 1999 as compared to the same period for 1998. The six month period ended June 30, 1999 cannot be compared to 1998 since those figures reflect only four months activities.

Cash distributions and net income allocated to the Company for three months ended June 30, 1999 increased as compared to the same period last year. The Company's ownership in the Fund IX-X-XI REIT Joint Venture decreased in 1999 as compared to 1998 due to additional funding by Wells Fund X and Wells Fund XI to the Joint Venture in 1999.

Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                       Three Months Ended One Month Ended   Six Months Ended   One Month Ended
                                       ------------------ ---------------   ----------------   ---------------
                                        June 30, 1999      June 30, 1998    June 30, 1999      June 30, 1998
                                        -------------      -------------    -------------      --------------
Revenues:
   Rental income                        $ 145,752          $ 9,885          $ 291,504          $ 9,885
                                        ---------          -------          ---------          -------
Expenses:
   Depreciation                            45,801            4,382             91,602            4,382
   Management & leasing
   expenses                                 5,370                0             10,739                0
   Other operating expenses                 9,184                0             12,198                0
                                        ---------          -------          ---------          -------
                                           60,355            4,382            114,539            4,382
                                        ---------          -------          ---------          -------

Net income                              $  85,397          $ 5,503          $ 176,965          $ 5,503
                                        =========          =======          =========          =======

Occupied %                                    100%             100%               100%             100%

Company's ownership % in
Fund IX-X-XI-REIT                             3.7%             4.4%               3.7%             4.4%

Cash distributed to Company             $   4,475          $ 5,684         $    9,256         $  5,684

Net income allocated to the
Company                                 $   3,193          $   246         $    6,672         $    246

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

     Since the Lucent Technologies Building was purchased by the IX-X-XI-REIT Joint Venture in June 1998, comparable income and expense figures for the three months and six months ended June 30, 1998 only reflect one month's activity. Thus, comparable financial information from the prior year's periods is not available. The Company's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional fundings by Wells Fund X and Wells Fund XI to the Joint Venture in 1999.

Iomega Building/Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------

                                             Three Months Ended           Six Months Ended   Three Months Ended
                                             ------------------           ----------------   ------------------
                                        June 30, 1999    June 30, 1998     June 30, 1999       June 30, 1998
                                        -------------    -------------     -------------       -------------
Revenues:
   Rental income                        $ 123,873        $ 120,000          $ 247,746          $ 120,000
                                        ---------        ---------          ---------          ---------

Expenses:
   Depreciation                            48,495           48,984             96,990             48,984
   Management & leasing
    expenses                                3,735            5,603              9,338              5,603
   Other operating expenses                 4,238            2,205              2,525              2,205
                                        ---------        ---------          ---------          ---------
                                           56,468           56,792            108,853             56,792
                                        ---------        ---------          ---------          ---------

Net income                               $ 67,405        $  63,208          $ 138,893          $  63,208
                                         ========        =========          =========          =========

Occupied %                                    100%             100%               100%               100%

Company's ownership % in Fund
IX-X-XI-REIT                                  3.7%               0%               3.7%                 0%

Cash distributed to Company              $  4,188        $    0.00          $   8,599         $     0.00

Net income allocated to the Company
                                         $  2,520        $    0.00          $   5,236         $     0.00

     On April 1, 1998, Wells Fund X acquired a single story warehouse and office building containing approximately 108,250 rentable square feet on a 8.03 acre tract of land in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

     On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Company acquired an interest in the Iomega Building and began participating in income and distribution from this property as of July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

     Since the Iomega Building was purchased in April 1998, comparative income and expense figures for the period ended June 30, 1998 only reflect three months of activities.

     On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a 4 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended for additional parking and loading dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenant and the city of Ogden. The project was completed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay as additional rent an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional rent was due and payable commencing on May 1, 1999.

     The land was purchased at a cost of $212,000 excluding acquisition costs. The funds used to acquire the land and for the improvements are being funded entirely from capital contributions made by Wells Fund XI in the amount of $851,000. The project was competed at a cost of $874,625. It is anticipated that the shortfall will be funded by Wells Real Estate Fund XI.

Cort Building / Wells / Orange County Joint Venture
---------------------------------------------------

                                        Three Months Ended     Six Months Ended
                                        ------------------     ----------------
                                          June 30, 1999         June 30, 1999
                                          -------------         -------------
Revenues:
   Rental income                          $ 198,886             $ 397,771
                                          ---------             ---------

Expenses:
   Depreciation                              46,641                93,282
   Management & leasing expenses              7,590                15,180
   Other operating expenses                   5,281                13,453
                                           --------             ---------
                                             59,512               121,915
                                           --------             ---------

Net income                                $ 139,374             $ 275,856
                                          =========             =========

Occupied %                                      100%                  100%

Company's ownership %                          43.7%                 43.7%

Cash distributed to Company               $  77,237             $ 153,211

Net income allocated to the Company       $  60,861             $ 120,459

     On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feet on a 3.65 acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,4000,000, excluding acquisitions costs.

     The Cort Building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the Cort Joint Venture for certain operating expenses, as defined in the lease, related to the building.

     Since the Cort Building was purchased in July 1998, comparable income and expenses figures for the prior year are not available.

Fairchild Building / Wells / Fremont Joint Venture
--------------------------------------------------

                                      Three Months Ended  Six Months Ended
                                      ------------------  ----------------
                                        June 30, 1999       June 30, 1999
                                      ------------------  ----------------
Revenues:
   Rental income                          $ 225,211          $ 450,421
                                          ---------          ---------

Expenses:
   Depreciation                              71,382            142,764
   Management & leasing expenses              9,343             18,667
   Other operating expenses                   6,315              7,315
                                          ---------          ---------
                                             87,040            168,746
                                          ---------          ---------

Net income                                $ 138,171          $ 281,675
                                          =========          =========

Occupied %                                      100%               100%

Company's ownership %                          77.5%              77.5%

Cash distributed to Company               $ 151,707         $  307,547

Net income allocated to the Company       $ 107,087         $  218,309

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

PCW Building
------------

                                    Three Months Ended    Six Months Ended
                                    ------------------    ----------------
                                         June 30, 1999       June 30, 1999
                                         -------------       -------------
Revenues:
   Rental income                            $ 552,298          $ 1,104,340
                                            ---------          -----------

Expenses:
   Depreciation                               205,251              411,021
   Management & leasing expenses               32,263               73,535
   Other operating expenses                    46,214              181,217
                                            ---------          -----------
                                              283,728              665,773
                                            ---------          -----------

Net income                                  $ 268,570          $   438,567
                                            =========          ===========

Occupied %                                        100%                 100%

Company's ownership %                             100%                 100%

Cash distributed to Company                 $ 407,917          $   717,780

Net income allocated to the Company         $ 268,570          $   438,567


     On December 31, 1998, Wells OP acquired a four-story office building containing approximately 130,090 rentable square feet on a nine acre tract of land in Tampa, Florida (the "PWC Building") for a purchase price of $21,127,854, excluding acquisitions costs.

     The Building is 100% leased by Price Waterhouse Coopers with a lease expiration in December, 2008.

     The annual base rent payable under the PWC Lease is $1,915,741.13 ($14.73 per square foot) payable in equal monthly installments of $159,645.09 during the first year of the initial lease term. The base rent escalates at the rate of 3% per year throughout the ten year lease term. In addition, PWC is required to pay all property taxes, operating expenses, and other repair and maintenance work related to the PWC Building. PWC is also required to reimburse the landlord the cost of any casualty occurring at the property.

     Since the PWC Building was purchased in December 1998, comparable income and expense figures for the prior year are not available.

AT&T (Formerly Vanguard Cellular)
---------------------------------

                                   Three Months Ended   Five Months Ended
                                   ------------------   -----------------
                                        June 30, 1999       June 30, 1999
                                        -------------       -------------
Revenues:
   Rental income                            $ 300,533           $ 474,674
                                            ---------           ---------

Expenses:
   Depreciation                               120,750             201,222
   Management & leasing expenses                5,130               8,550
   Other operating expenses                   120,414             188,145
                                            ---------           ---------
                                              246,294             397,917
                                            ---------           ---------

Net income                                  $  54,239           $  76,757
                                            =========           =========

Occupied %                                        100%                100%

Company's ownership %                             100%                100%

Cash distributed to Company                 $ 247,143           $ 279,185

Net income allocated to the Company         $  54,239           $  76,757


On February 4, 1999, Wells OP acquired a four-story office building containing approximately 81,859 rentable square feet on a 10.5 acre tract of land in Harrisburg, Pennsylvania (the "AT&T Building") for a purchase price of $12,291,200, excluding acquisition costs.

The building is 100% leased by Pennsylvania Cellular Telephone Corp., with a lease expiration in November 2008. The first annual base rent payable under the AT&T Lease is $880,264. The second year annual base rent payable will be $1,390,833. The base rent escalates at the rate of approximately 2% per year throughout the ten year lease term.

Since the AT&T Building was purchased in February 1999, comparable income and expenses figures for the prior year are not available.

On April 27, 1999, Vanguard Cellular Systems, Inc. announced that its shareholders approved the merger of Vanguard into a wholly-owned subsidiary of AT&T Corp. at a special meeting of shareholders. The transaction was closed in May 1999.

EYBL CarTex Building / Wells  Fund XI-XII-REIT Joint Venture
------------------------------------------------------------

                                          Two Months Ended
                                          ----------------
                                           June 30, 1999
                                           -------------

Revenues:
   Rental income                            $ 70,126
                                            --------

Expenses:
   Depreciation                               33,268
   Management & leasing expenses              10,849
   Other operating expenses
                                                   0
                                            --------
                                              44,117
                                            --------

Net income                                  $ 26,009
                                            ========

Occupied %                                       100%

Company's ownership %                           70.1%

Cash distributed to Company                 $ 35,515

Net income allocated to the Company         $ 18,248

On May 18, 1999, Wells Real Estate, LLC - SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-XII-REIT Joint Venture, acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, South Carolina (the "EYBL CarTex Building") for a purchase price of $5,085,000 excluding acquisitions costs.

The building is 100% occupied by EYBL CarTex, Inc. with a lease expiration of February 2008. The monthly base rent payable under the lease is $42,377.50 with an increase to $45,908.98 in the 5th year, $49,440.42 in the 7th year and $50,853.00 in the 9th year. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building.

Since the EYBL CarTex Building was purchased in May of 1999, comparable income and expense figures for the year are not available.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6 (b). On April 16, 1999, the Company filed Amendment No. 1 to Current Report on Form 8-K/A, which included audited and pro forma financial statements relating to the acquisition of the Vanguard Cellular Building located in Harrisburg, Pennsylvania.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WELLS REAL ESTATE INVESTMENT TRUST, INC.
                           (Registrant)

Dated: August 10, 1999     By: /s/ Leo F. Wells, III
                               --------------------------------------
                           Leo F. Wells, III
                           President and Director

                           By: /s/ Douglas P. Williams
                               --------------------------------------
                           Douglas P. Williams
                           Principal Financial and Accounting Officer