Form 10-Q
period 1999-09-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 1999-11-12
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      September 30, 1999     or
                               ---------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _______________________


Commission file number       0-25739
                       --------------------

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Maryland                                     58-2328421
--------------------------------         --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
---------------------------------------------          -----------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
                                                       -----------------

________________________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X      No ________
              -------

                                   FORM 10-Q

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES


                                     INDEX


                                                                                                     Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Balance Sheets--September 30, 1999 and December 31, 1998                                              3

     Statements of Income for the Three Months Ended September 30, 1999 and 1998, the Nine
       Months Ended September 30, 1999, and the Four Months Ended September 30, 1998                       4


     Statements of Shareholders' Equity for the Nine Months Ended September 30, 1999 and the
       Year Ended December 31, 1998                                                                        5

     Statements of Cash Flows for the Nine Months Ended September 30, 1999 and the Four
       Months Ended September 30, 1998                                                                     6


     Condensed Notes to Financial Statements                                                               7

  Item 2. Management's Discussion and Analysis of Financial
     Conditions and Results of Operations                                                                 16

PART II.  OTHER INFORMATION                                                                               33

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES


                                BALANCE SHEETS


                                                                    September 30,        December 31,
                                                                        1999                 1998
                                                                 ------------------  -------------------
ASSETS:
Real estate, at cost:
   Land                                                             $  12,984,155        $   1,520,834
   Building improvements, less accumulated
    depreciation of $1,036,003 in 1999                                 66,019,334           20,076,845
                                                                    -------------        -------------
     Total real estate                                                 79,003,489           21,597,679
Investments in joint ventures (Note 2)                                 29,617,140           11,568,677
Due from affiliates                                                       546,602              262,345
Cash and cash equivalents                                               2,850,263            7,979,403
Deferred project costs (Note 3)                                            19,431              335,421
Deferred offering costs (Note 4)                                          749,369              548,729
Prepaid expenses and other assets                                         946,847              540,319
                                                                    -------------        -------------
        Total assets                                                $ 113,733,141        $  42,832,573
                                                                    =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Liabilities:
     Accounts payable                                               $     513,993        $     187,827
     Notes payable (Note 6)                                            16,926,057           14,059,930
     Due to affiliates (Note 5)                                           838,493              554,953
     Dividends payable                                                  1,645,122              408,176
     Minority interest of unit holder in operating partnership            200,000              200,000
                                                                    -------------        -------------
        Total liabilities                                              20,123,665           15,410,886
                                                                    -------------        -------------
COMMITMENT AND CONTINGENT LIABILITIES (Note 7)
  Shareholders' equity:
     Common shares, $.01 par value; 40,000,000 shares authorized,
      10,846,930 shares issued and outstanding at September 30,
      1999 and 3,154,136 shares issued and outstanding at December
      31, 1998                                                            108,469               31,541
     Additional paid-in capital                                        90,894,541           27,056,112
     Retained earnings                                                  2,606,466              334,034
                                                                    -------------        -------------
      Total shareholders' equity                                       93,609,476           27,421,687
                                                                    -------------        -------------
      Total liabilities and shareholders' equity                    $ 113,733,141        $  42,832,573
                                                                    =============        =============

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                             STATEMENTS OF INCOME

                                                                                                 Nine Months     Four Months
                                                                      Three Months Ended            Ended           Ended
                                                               -------------------------------  -------------------------------
                                                                 September 30,   September 30,   September 30,   September 30,
                                                                     1999            1998            1999           1998
                                                               ---------------- --------------  --------------- ---------------
REVENUES:
  Rental income                                                $   1,227,144    $          0    $   2,806,158   $          0
  Equity in income of joint ventures                                 384,887          68,683          783,065         75,314
  Interest income                                                    191,321           4,609          407,067          8,895
                                                               -------------    ------------    -------------   ------------
                                                                   1,803,352          73,292        3,996,290         84,209
                                                               -------------    ------------    -------------   ------------
EXPENSES:
  Operating costs, net of reimbursements                             (11,632)              0          359,112              0
  Management and leasing fees                                         68,823               0          150,908              0
  Depreciation                                                       423,760               0        1,036,003              0
  Administrative costs                                                21,076          10,846           91,016         10,864
  Legal and accounting                                                22,187             318           78,637            318
  Computer costs                                                       2,119               0            8,182              0
                                                               -------------    ------------    -------------   ------------
                                                                     526,333          11,164        1,723,858         11,182
                                                               -------------    ------------    -------------   ------------
NET INCOME                                                     $   1,277,019    $     62,128    $   2,272,432   $     73,027
                                                               =============    ============    =============   ============

BASIC AND DILUTED EARNINGS PER SHARE                           $        0.18    $       0.06    $        0.37   $       0.06
                                                               =============    ============    =============   ============

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES


                      STATEMENTS OF SHAREHOLDERS' EQUITY

                   THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                   AND FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                                                                       Total
                                                                                  Additional Paid-      Retained    Shareholders'
                                                         Shares       Amounts        In Capital         Earnings       Equity
                                                      ------------ ------------- ------------------- ------------- ---------------
BALANCE, December 31, 1997                                    100  $        1    $         999       $         0   $      1,000

  Issuance of common stock                              3,154,036      31,540       31,508,820                 0     31,540,360
  Net income                                                    0           0                0           334,034        334,034
  Dividends                                                     0           0         (511,163)                0       (511,163)
  Sales commissions                                             0           0       (2,996,334)                0     (2,996,334)
  Other offering expenses                                       0           0         (946,210)                0       (946,210)
                                                      -----------  ----------    -------------       -----------   ------------
BALANCE, December 31, 1998                              3,154,136      31,541       27,056,112           334,034     27,421,687

  Issuance of common stock                              7,692,794      76,928       76,851,016                 0     76,927,944
  Net income                                                    0           0                0         2,272,432      2,272,432
  Dividends                                                     0           0       (3,396,594)                0     (3,396,594)
  Sales commissions                                             0           0       (7,308,155)                0     (7,308,155)
  Other offering expenses                                       0           0       (2,307,838)                0     (2,307,838)
                                                      -----------  ----------    -------------       -----------   ------------
BALANCE, September 30, 1999                            10,846,930  $  108,469    $  90,894,541       $ 2,606,466   $ 93,609,476
                                                      ===========  ==========    =============       ===========   ============

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                                                                          Nine Months     Four Months
                                                                                             Ended           Ended
                                                                                         September 30,   September 30,
                                                                                              1999            1998
                                                                                         ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $ 2,272,432     $    73,027
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                         1,036,003               0
        Equity in income of joint ventures                                                    (783,065)        (75,314)
        Changes in assets and liabilities:
           Accounts payable                                                                    326,166               0
           Increase in prepaid expenses and other assets                                      (661,335)        (11,250)
           Increase due to affiliates                                                           82,901          33,544
                                                                                           -----------     -----------
              Net cash provided by operating activities                                      2,273,102          20,007
                                                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate                                                               (55,913,594)              0
  Investments in joint ventures                                                            (17,641,421)     (9,566,007)
  Deferred project costs                                                                    (2,692,478)       (409,217)
  Distributions received from joint ventures                                                   826,822          15,307
                                                                                           -----------     -----------
              Net cash used in investing activities                                        (75,420,671)     (9,959,917)
                                                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                                                25,598,666               0
  Repayment of note                                                                        (22,732,539)              0
  Dividends paid                                                                            (2,159,649)              0
  Issuance of common stock                                                                  76,927,944      11,691,923
  Sales commission paid                                                                     (7,308,155)     (1,011,133)
  Offering costs paid                                                                       (2,307,838)       (350,758)
                                                                                           -----------     -----------
              Net cash provided by financing activities                                     68,018,429      10,330,032
                                                                                           -----------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (5,129,140)        390,122

CASH AND CASH EQUIVALENTS, beginning of year                                                 7,979,403         201,000
                                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                                   $ 2,850,263     $   591,122
                                                                                           ===========     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  ACTIVITIES:
    Deferred project costs applied to investing activities                                 $ 3,008,467     $   398,634
                                                                                           ===========     ===========

           See accompanying condensed notes to financial statements.

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) General

    Wells Real Estate Investment Trust, Inc. (the "Company") is a Maryland corporation formed on July 3, 1997. The Company is the sole general partner of Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties on behalf of the Company.

    On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock ($10 per share) pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. As of September 30, 1999, the Company had sold 10,846,930 shares for total capital contributions of $108,469,304. After payment of $3,796,391 in acquisition and advisory fees and acquisition expenses, payment of $13,558,538 in selling commissions and organization and offering expenses, and investment by Wells OP of $89,919,734 in property acquisitions, as of September 30, 1999, the Company was holding net offering proceeds of $1,194,641 available for investment in properties.

    Wells OP owns interests in properties both directly and through equity ownership in the following joint ventures: (i) the Fund IX-X-XI-REIT Joint Venture, a joint venture among Wells OP and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), (ii) Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between Wells OP and Fund X and Fund XI Associates, which is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"),
    (iii) Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between Wells OP and the Fund X-XI Joint Venture, and (iv) the Fund XI-XII-REIT Joint Venture, a joint venture among Wells OP, Wells Real Estate Fund XI, L.P., and Wells Real Estate Fund XII, L.P. (the "Fund XI-XII-REIT Joint Venture").

    As of September 30, 1999, Wells OP owned interests in the following properties: (i) a three story office building in Knoxville, Tennessee (the "ABB Building"), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story office building in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), (v) a one-story warehouse and office building in Ogden, Utah (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a two-story warehouse and office building in Fremont, California (the "Fairchild Building"), which is owned by the Fremont Joint Venture, (vii) a one-story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Cort Joint Venture, (viii) a four-story office building in Tampa, Florida (the "PWC Building"), (ix) a four-story office building in Harrisburg, Pennsylvania (the "AT&T Building"), which are owned directly by Wells OP, (x) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), (xi) a three-story office building located in Leawood, Kansas (the "Sprint Building"),
    (xii) a one-story office building and warehouse in Tredyffrin Township, Pennsylvania (the "Johnson Matthey Building"), (xiii) a two-story office building in Ft. Meyers, Florida (the "Gartner Building"), all four of which are owned by Fund XI-XII-REIT Joint Venture, (xiv) a two-story office building under construction located in Lake Forest, California (the "Matsushita Project"), (xv) a four-story office building under construction in Richmond, Virginia (the "ABB Building"), and (xvi) a two-story office building and warehouse in Wood Dale, Illinois (the "Videojet Building"), all three of which are owned directly by Wells OP.

    (b) Employees

    The Company has no direct employees. The employees of Wells Capital, Inc., the Company's Advisor (the "Advisor"), perform a full range of real estate services including leasing and property management, accounting, asset management, and investor relations for the Company.

    (c) Insurance

    Wells Management Company, Inc., an affiliate of the Company and the Advisor, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Company. In the opinion of management, the properties are adequately insured.

    (d) Competition

    The Company will experience competition for tenants from owners and managers of competing projects which may include its affiliates. As a result, the Company may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time the Company elects to dispose of its properties, the Company will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

    (e) Basis of Presentation

    Substantially all of the Company's business will be conducted through Wells OP. At December 31, 1997, Wells OP had issued 20,000 limited partner units to Wells Capital Inc., the Advisor, in exchange for a capital contribution of $200,000. The Company is the sole general partner in Wells OP and possesses full legal control and authority over the operations of Wells OP; consequently, the accompanying consolidated balance sheets of the Company include the amounts of the Company and Wells OP.

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

    (h) Statements of Cash Flows

    For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

 2. INVESTMENTS IN JOINT VENTURES

    The Company owns interests in 14 office buildings and 2 office buildings under construction through its ownership in Wells OP which owns properties directly or through its interest in four joint ventures. The Company does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method.

   The following describes additional information about the properties in which the Company owns interests as of September 30, 1999:

        The Sprint Building

        On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet on a 7.12-acre tract of land located in Leawood, Johnson County, Kansas (the "Sprint Building") from Bridge Information Systems America, Inc.

        The purchase price for the Sprint Building was $9,500,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Sprint Building, including attorneys' fees, recording fees, and other closing costs, of approximately $46,210.

        The entire 68,900 rentable square feet of the Sprint Building are currently under a net lease agreement with Sprint Communications, Inc. ("Sprint") dated February 14, 1997 (the "Lease"). The landlord's interest in the Lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing.

        The initial term of the Lease is ten years which commenced on May 19, 1997 and expires on May 18, 2007. Sprint has the right to extend the Lease for two additional five-year periods of time.

        The monthly base rent payable under the Lease is $83,254.17 ($14.50 per square foot) through May 18, 2002 and $91,866.67 ($16 per square foot) for the remainder of the lease term. The monthly base rent payable for each extended term of the Lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size, and conditions in comparable office buildings in the suburban south Kansas City, Missouri, and south Johnson County, Kansas, areas.

        Under the Lease, Sprint is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Sprint Building during the term of the Lease. In addition, Sprint is responsible for all routine maintenance and repairs including the interior mechanical and electrical systems, the HVAC system, the parking lot, and the landscaping to the Sprint Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the exterior, roof, foundation, and structure.

        The Lease contains a termination option which may be exercised by Sprint effective as of May 18, 2004 provided that Sprint has not exercised either expansion option, as described below. Sprint must provide notice to the Fund XI-XII-REIT Joint Venture of its intent to exercise its termination option on or before August 21, 2003. If Sprint exercises its termination option, it will be required to pay the Fund XI-XII-REIT Joint Venture a termination payment equal to $6.53 per square foot, or $450,199.

        Sprint also has an expansion option for an additional 20,000 square feet of office space which may be exercised in two expansion phases.
        Sprint's expansion rights involve building on unfinished ground-level space that is currently used as covered parking within the existing building footprint and shell. At each exercise of an expansion option, the remaining lease term will be extended to be a minimum of an additional five years from the date of the completion of such expansion space.

        For additional information regarding the Sprint Building, refer to the Form 8-K of Wells Real Estate Investment Trust, Inc. dated July 2, 1999, which was filed with the Commission on July 16, 1999 (Commission File No. 0-25739).

        The Johnson Matthey Building

        On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building located in Chester County, Pennsylvania, from Alliance Commercial Properties Ltd.

        Wells Capital, Inc., as original purchaser under the agreement, assigned its rights under the agreement to the Fund XI-XII-REIT Joint Venture at closing. The purchase price paid for the Johnson Matthey Building was $8,000,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Johnson Matthey Building, including attorneys' fees, recording fees, and other closing costs, of approximately $50,000.

        The Johnson Matthey Building is a 130,000 square-foot research and development office and warehouse building that was first constructed in 1973 as a multitenant facility. It was subsequently converted into a single-tenant facility in 1998. The site consists of a ten-acre tract of land located at 434-436 Devon Park Drive in the Tredyffrin Township, Chester County, Pennsylvania.

        The entire 130,000 rentable square feet of the Johnson Matthey Building are currently leased to Johnson Matthey. The Johnson Matthey lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing with the result that the joint venture is now the landlord under the lease. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year three-$789,750, year four-$809,250, year five-$828,750, year six-$854,750, year seven-
        $874,250, year eight-$897,000, year nine-$916,500, and year ten-
        $939,250.

        The current lease term expires in June 2007. Johnson Matthey has the right to extend the lease for two additional three-year periods of time.

        Under the lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Johnson Matthey Building during the term of the lease. In addition, Johnson Matthey is responsible for all routine maintenance and repairs to the Johnson Matthey Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

        Johnson Matthey has a right of first refusal to purchase the Johnson Matthey Building in the event that the Fund XI-XII REIT Joint Venture desires to sell the building to an unrelated third party. The joint venture must give Johnson Matthey written notice of its intent to sell the Johnson Matthey Building, and Johnson Matthey will have ten days from the date of such notice to provide written notice of its intent to purchase the building. If Johnson Matthey exercises its right of first refusal, it must purchase the Johnson Matthey Building on the same terms contained in the offer.

        For additional information regarding the Johnson Matthey Building, refer to Supplement No. 10 dated October 10, 1999, to the Prospectus of Wells Real Estate Investment Trust, Inc. dated January 30, 1998, contained in Post-Effective Amendment No. 7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., which was filed with the Commission on October 14, 1999 (Commission File No. 333-32099).

        The Videojet Building

        On September 10, 1999, Wells OP acquired an office, assembly, and manufacturing building containing approximately 250,354 rentable square feet on a 15.3-acre tract of land located in Wood Dale, DuPage County, Illinois. Wells OP acquired the Videojet Building from Sun-Pla, a California limited partnership, pursuant to the agreement of purchase and sale (the "Contract"). The rights under the Contract were assigned by Wells Capital, Inc., the original purchaser under the Contract, to Wells OP at closing. The purchase price for the Videojet Building was $32,630,940. In addition, Wells OP paid brokerage commissions of $500,000 at closing. Wells OP incurred acquisition expenses in connection with the purchase of the Videojet Building, including attorneys' fees, appraisers' fees, environmental consultants' fees, and other closing costs, of approximately $27,925.

        The Videojet Building is a two-story corporate headquarters facility with 128,247 square feet of office space and 122,107 square feet of assembly and distribution space. The Videojet Building was completed in 1991 and is located at 1500 Mittel Boulevard in the Chancellory Business Park in Wood Dale, Illinois. The site is a 15.3-acre tract of land that is adjacent to the western entrance to O'Hare International Airport.

        The entire 250,354 rentable square feet of the Videojet Building are currently under a net lease agreement with Videojet dated May 31, 1991 (the "Videojet Lease"). The landlord's interest in the Videojet Lease was assigned to Wells OP at the closing. The initial term of the Videojet Lease is 20 years which commenced in November 1991 and expires in November 2011. Videojet has the right to extend the Videojet Lease for one additional five-year period of time. The extension option must be exercised by giving notice to the landlord at least 365 days prior to the expiration date of the current lease term.

        The base rent payable for the remainder of the Videojet Lease term is as follows:


             Lease Year                   Yearly Base Rent         Monthly Base Rent
            -----------                  -----------------        ------------------
              2000-2001                       $2,838,952                $236,579.33
              2002-2011                        3,376,746                 281,395.50
           Extension Term                      4,667,439                 388,953.25

        Under its lease, Videojet is responsible for repairs and maintenance of the roof, walls, structure and foundation landscaping, and the heating, ventilating, air conditioning, mechanical, electrical, plumbing, and other systems, and all other operating costs, including, but not limited to, real estate taxes, special assessments, utilities, and insurance.

        For additional information regarding the Videojet Building, refer to the Form 8-K of Wells Real Estate Investment Trust, Inc. dated September 10, 1999, which was filed with the Commission on September 24, 1999 (Commission File No. 0-25739).

        The Gartner Building

        On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office building with approximately 62,400 rentable square feet on a 4.9-acre tract of land located at 12600 Gateway Boulevard in Fort Myers, Lee County, Florida, from Hogan Triad Ft. Myers I, Ltd., a Florida limited partnership.

        The rights under the contract were assigned by Wells Capital, Inc, the original purchaser under the contract, to the Fund XI-XII-REIT Joint Venture at closing. The purchase price for the Gartner Building was $8,320,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Gartner Building, including attorneys' fees, recording fees, and other closing costs, of approximately $27,600.

        The entire 62,400 rentable square feet of the Gartner Building are currently under a net lease agreement with Gartner dated July 30, 1997 (the "Gartner Lease"). The landlord's interest in the Gartner Lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing.

        The initial term of the Gartner Lease is ten years which commenced on February 1, 1998 and expires on January 31, 2008. Gartner has the right to extend the Gartner Lease for two additional five-year periods of time. The yearly base rent payable for the remainder of the Gartner Lease term is $642,798 through January 2000, $790,642 through January 2001, and thereafter will increase by 2.5% through the remainder of the Gartner Lease.

        Under the Gartner Lease, Gartner is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Gartner Building during the term of the Gartner Lease. In addition, Gartner is responsible for all routine maintenance and repairs to the Gartner Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repairs and replacement of the roof, structures, and paved parking areas.

        Gartner also has two expansion options for additional buildings under the Gartner Lease. The two option plans are described in the Gartner Lease as the "Small Option Building" and the "Large Option Building."

        The "Small Option Building" expansion option allows Gartner the ability to expand into a separate, free-standing facility on the property containing between 30,000 and 32,000 rentable square feet to be constructed by the Fund XI-XII-REIT Joint

        Venture. Gartner may exercise its expansion right for the "Small Option Building" by providing notice in writing to the Fund XI-XII-REIT Joint Venture on or before February 15, 2002.

        The "Large Option Building" expansion option allows Gartner the ability to expand into a separate, free-standing facility on the property containing between 60,000 and 75,000 rentable square feet to be constructed by the Fund XI-XII-REIT Joint Venture. Gartner may exercise its expansion right for the "Small Option Building" by providing notice in writing to the Fund XI-XII-REIT Joint Venture on or before February 15, 2002.

        For additional information regarding the Gartner Building, refer to the Form 8-K of Wells Real Estate Investment Trust, Inc. dated September 20, 1999, which was filed with the Commission on October 5, 1999 (Commission File No. 0-25739).

  3. DEFERRED PROJECT COSTS

     The Company pays acquisition and advisory fees and acquisition expenses to Wells Capital, Inc., the Advisor, for acquisition and advisory services and as reimbursement for acquisition expenses. These payments may not exceed 3 1/2% of shareholders' capital contributions. Acquisition and advisory fees and acquisition expenses paid as of September 30, 1999 amounted to $3,796,391 and represented approximately 3 1/2% of shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased.

  4. DEFERRED OFFERING COSTS

     The Advisor pays all the offering expenses for the Company. The Advisor may be reimbursed by the Company to the extent that such offering expenses do not exceed 3% of shareholders' capital contributions. As of September 30, 1999, the Company had reimbursed the Advisor for $3,254,048 in offering expenses, which amounted to approximately 3% of shareholders' capital contributions.

  5. DUE TO AFFILIATES

     Due to Affiliates consists of acquisition and advisory fees, deferred offering costs, and other operating expenses paid by the Advisor on behalf of the Company.

  6. NOTES PAYABLE

     Wells OP obtained a loan in the amount of $6,450,000 from Bank of America, N.A. (the "Bank of America"), formerly known as NationsBank, N.A., on February 4, 1999 with an outstanding balance of $203,504 at September 30, 1999. The Bank of America loan matures on January 4, 2002. The interest rate on the Bank of America loan is a fixed rate equal to the rate appearing on Telerate Page 3750 as the London InterBank Offered Rate plus 200 basis points over a six-month period. The interest rate is fixed for the initial six months of the loan at 7% per annum. Wells OP is required to make quarterly installments of principal in an amount to one-ninth of the outstanding principal balance as of October 1, 1999. The Bank of America loan is secured by a first mortgage against the AT&T Building.

     Wells OP also obtained a revolving credit facility loan in the amount of $15,500,000 on December 31, 1998 from SouthTrust Bank with an outstanding balance of $11,500,000 at September 30, 1999. The SouthTrust Loan matures on December 31, 2000. The interest rate on the SouthTrust Loan is a variable rate per annum equal to the London InterBank Offered Rate for a 30-day period, plus 185 basis points. The SouthTrust Loan is secured by a first mortgage against the PWC Building.

     Wells OP obtained a construction loan dated May 10, 1999 from Bank of America, N.A., formerly known as NationsBank, N.A., with a maximum principal amount of $15,375,000, the proceeds of the loan are being used to fund the development and construction of the Matsushita Project (the "Matsushita Loan"). At September 30, 1999, the balance on the Matsushita Loan was $5,222,553. The Matsushita Loan will mature 24 months from the date of the loan closing. The interest rate on the Matsushita Loan will be a variable rate equal to either (1) the Bank of America "prime rate" or (2) at the option of Wells OP, the rate per annum appearing on Telerate Page 3750 as the London InterBank Offered Rate for a 30-day period, plus 200 basis points. Wells OP will make monthly installments of interest, and commencing one year after the date of the loan closing, Wells OP will make monthly installments of principal in the amount of $10,703 until maturity. On the maturity date, the entire outstanding principal balance plus any accrued but unpaid interest shall be due and payable. At the closing, Wells OP paid a nonrefundable origination fee of $76,900 to Bank of America. The Matsushita Loan was secured by a first priority mortgage against the Matsushita Project. Leo F. Wells, III (an officer and director of the Company and the Advisor) and the Company will be coguarantors of the Matsushita Loan.

  7. COMMITMENTS AND CONTINGENT LIABILITIES

     On March 15, 1999, Wells OP purchased an 8.8 tract of land in Lake Forest, Orange County, California, for a purchase price of $4,450,230. On February 18, 1999, Wells OP entered into an office lease with Matsushita Avionics Systems Corporation ("Matsushita Avionics") for the occupancy of a to be constructed two-story office building containing approximately 150,000 rentable square feet on this tract (the "Matsushita Project"). Matsushita Avionics currently occupies an existing building owned by Fund VIII and IX Joint Venture, a joint venture between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P.--related parties to Wells OP.

     On February 18, 1999, Wells OP entered into a rental income guaranty agreement with Fund VIII and IX Joint Venture, whereby Wells OP guaranteed the Fund VIII-Fund IX Joint Venture that the joint venture would receive rental income on the existing building at least equal to the rent and building expenses that the Fund VIII-Fund IX Joint Venture would have received over the remaining term of the existing lease. Matsushita Avionics will vacate the existing building in December 1999, with the existing lease term ending in September 2003. Current rental and building expenses are approximately $90,000 per month.

     The Company's maximum liability to Fund VIII-Fund XI Joint Venture for rental income and building expenses for the existing building was included in the economic analysis for developing the Matsushita Project. The Company anticipates that the ultimate liability will be less than the maximum liability; however, management cannot determine at this time the ultimate liability under the rental income guaranty agreement. Any payment made to the Fund VIII-Fund IX Joint Venture for rental income and building expenses will be made from the Wells REIT operating cash flow and will reduce cash available for dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and notes thereto. This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Company, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to the shareholders in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, which include construction costs which may exceed estimates, construction delays, financing risks, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

     Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 1999 and 1998 were $2,850,263 and $591,122, respectively. The increase in cash and cash equivalents resulted primarily from raising additional capital and represents funds held which are awaiting investment in real property acquisitions.

     As of September 30, 1999, the Company had acquired interests in 16 real estate properties. These properties are generating sufficient cash flow to cover the operating expenses of the Company and pay quarterly dividends. Dividends declared for the third quarter of 1999 totaled $0.175 per share, which were declared on a daily record date basis in the amount of $0.1902 per share payable to the shareholders of record at the close of business of each day during the third quarter of 1999, commencing on July 1, 1999, and continuing on each day thereafter through and including September 30, 1999.

     Upon completion of the initial public offering of the Company's common stock, which will occur on or before January 30, 2000, the Company anticipates offering an additional 20,000,000 shares to the public on a best efforts basis at $10 per share, plus 2,200,000 shares to be issued pursuant to the Company's dividend reinvestment plan at $10 per share. The Company filed a registration statement for this offering with the Securities and Exchange Commission on July 28, 1999 (Commission File No. 333-83933).

     On February 18, 1999, Wells OP entered into a rental income guaranty agreement with Fund VIII and IX Joint Venture, whereby Wells OP guaranteed the Fund VIII-Fund IX Joint Venture that the joint venture would receive rental income on the existing building at least equal to the rent and building expenses that the Fund VIII-Fund IX Joint Venture would have received over the remaining term of the existing lease. Matsushita Avionics will vacate the existing building in December 1999, with the existing lease term ending in

     September 2003. Current rental and building expenses are approximately $90,000 per month.

     The Company's maximum liability to Fund VIII-Fund XI Joint Venture for rental income and building expenses for the existing Matsushita Avionics building (Note 7) was included in the economic analysis for developing the Matsushita Project. The Company anticipates that the ultimate liability will be less than the maximum liability; however, management cannot determine at this time the ultimate liability under the rental income guaranty agreement. Any payment made to the Fund VIII-Fund IX Joint Venture for rental income and building expenses will be made from the Wells REIT operating cash flow and will reduce cash available for dividends.

     Cash Flows From Operating Activities

     Net cash provided by operating activities was $2,273,102 for the nine months ended September 30, 1999 and $20,007 for the four-month period ended September 30, 1998. The increase in net cash provided by operating activities was due primarily to the purchase of additional properties in 1999 and a full nine months of operations of the properties acquired during 1998.

     Cash Flows From Investing Activities

     The increase in net cash used in investing activities from $9,959,917 for the four months ended September 30, 1998 to $75,420,671 for the nine months ended September 30, 1999 was due primarily to the raising of additional capital and funds that have been invested in real property acquisitions.

     Cash Flows From Financing Activities

     The increase in net cash provided by financing activities from $10,330,032 for the four months ended September 30, 1998 to $68,018,429 for the nine months ended September 30, 1999 was due primarily to the raising of additional capital. The Company raised $76,927,944 in offering proceeds for the nine months ended September 30, 1999 as compared to $11,691,923 for the four months ended September 30, 1998. In addition, the Company received loan proceeds from financing placed on properties of $25,598,666 and repaid notes payable in the amount of $22,732,539.

     Results of Operations

     As of September 30, 1999, the properties owned by the Company were 99.99% occupied. Gross revenues for the four months ended September 30, 1998 and for the nine months ended September 30, 1999 were $84,209 and $3,996,290, respectively. This increase was due to the purchase of interests in additional properties during 1999 and 1998 and a full nine months of operations of the properties acquired during 1998. The purchase of interests in additional properties also resulted in an increase in rental income, operating expenses, and depreciation expense.

     Year 2000

     The Company is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Company and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, all testing of systems has been completed.

     As to the status of the Company's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major noninformation technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

     The Company has confirmed with the Company's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

     The Company relies on computers and operating systems provided by equipment manufacturers and also on application software designed for use with its accounting, property management, and investment portfolio tracking. The Company has preliminarily determined that any costs, problems, or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial conditions of the Company. The Company will perform due diligence as to the Year 2000 readiness of each property owned by the Company and each property contemplated for purchase by the Company.

     The Company's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities-related matters, such as office security systems and environmental control systems.

     The Company is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and telephone systems are rendered inoperable. An off-site facility from which the Company could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensed to each staff member of the Advisor of the Company.

     Management believes that the Company's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst-case scenarios would include the risks that the elevators or security systems within the Company's properties would fail or the key third-party vendors upon which the Company relies would be unable to provide accurate investor information. In the event that the elevators shut down, the Company has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security systems shut down, the Company has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Company intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Company will have accurate hard-copy investor information.

  2. PROPERTY OPERATIONS

     As of September 30, 1999, the Company owned interests in the following operational properties:

                                                                    Three Months Ended              Nine Months Ended
                                                                 ----------------------            ------------------
                     The ABB Building/                        September 30,   September 30,   September 30,   September 30,
              Fund IX-X-XI-REIT Joint Venture                      1999            1998            1999            1998
           ----------------------------------                --------------   -------------   -------------   -------------

           Revenues:
              Rental income                                        $261,986        $208,370        $784,065        $590,342
              Interest income                                        15,024           6,000          46,765           6,000
                                                                  ---------       ---------       ---------      ----------
                                                                    277,010         214,370         830,830         596,342
                                                                  ---------       ---------       ---------      ----------
           Expenses:
              Depreciation                                          135,499         120,433         403,699         305,211
              Management and leasing expenses                        32,260          25,577          93,666          75,765
              Other operating expenses                              (17,097)          3,050         (13,390)         49,717
                                                                  ---------        --------        --------       ---------
                                                                    150,662         149,060         483,975         430,693
                                                                  ---------        --------        --------       ---------
                        Net income                                 $126,348        $ 65,310        $346,855        $165,649
                                                                  =========        ========        ========       =========

           Occupied %                                                    98%             95%             98%             95%
                                                                  =========        ========        ========       =========
           Company's ownership % in the
              Fund IX-X-IX-REIT Joint Venture
                                                                        3.7%            3.8%            3.7%            3.8%
                                                                   ========         =======        ========        ========

           Cash distribution to the Company                        $  9,855        $  7,185        $ 28,263        $  9,796
                                                                  =========        ========        ========        ========

           Net income allocated to the Company                     $  4,721        $  2,513        $ 13,043        $  3,716
                                                                  =========        ========        ========        ========

Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Other operating expenses were negative for the nine-month period ended September 30, 1999 due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for current year common-area maintenance which is then reconciled during the following year and the difference billed to the tenants. Total expenses increased for the nine-month period ended September 30, 1999 over the same period for 1998 due to increased depreciation and management and leasing fees as the building was leased up.

Cash distributions and net income allocated to the Company for the quarter and nine-month period increased significantly in 1999 over 1998 amounts. The Company's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional fundings by Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. to the joint venture in 1999.

One major tenant, the Associates, vacated its leased space in September 1999. A new lease was executed with Center Partners Inc., a division of WPP Group, U.S.A. for 23,992 rentable square feet. The initial term of the lease will be five years commencing January 1, 2000 and will expire on December 31, 2004. Center Partners Inc. has the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $299,900 for the first year, $307,337.52 for the second year, $315,014.96 for the third year, $322,932.32 for the fourth year, and $331,089.60 for the fifth year.

It is currently anticipated that the total cost to complete the tenant improvements and pay for a leasing commission is estimated to be approximately $257,490 and will be contributed by the Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund X, L.P.

                                                                    Three Months Ended         Nine Months     Eight Months
                                                                   --------------------
                                                                                                 Ended           Ended
                      Ohmeda Building/                        September 30,   September 30,   September 30,   September 30,
              Fund IX-X-XI-REIT Joint Venture                      1999            1998            1999            1998
            ----------------------------------                -------------   -------------   -------------   -------------
            Revenues:
              Rental income                                       $ 256,829        $254,940        $770,486        $643,963
                                                                  ---------        --------        --------        --------
            Expenses:
              Depreciation                                           81,576          81,576         244,728         217,536
              Management and leasing expenses                        11,618          11,618          35,293          29,546
              Other operating expenses                                3,899           1,171            (188)          1,082
                                                                  ---------        --------        --------        --------
                                                                     97,093          94,365         279,833         248,164
                                                                  ---------        --------        --------        --------
                        Net income                                $ 159,736        $160,575        $490,653        $395,799
                                                                  =========        ========        ========        ========

            Occupied %                                                  100%            100%            100%            100%
                                                                  =========        ========        ========        ========
            Company's ownership % in the
               IX-X-XI-REIT Joint Venture
                                                                        3.7%            3.8%            3.7%            3.8%
                                                                  =========        ========        ========        ========

            Cash distribution to the Company                      $   8,804        $  9,170        $ 26,992        $ 12,726
                                                                  =========        ========        ========        ========

            Net income allocated to the Company                   $   5,969        $  6,178        $ 18,438        $  8,576
                                                                  =========        ========        ========        ========

Rental income remained relatively stable for the three months ended
September 30, 1999 as compared to the same period in 1998. The nine month period ended September 30, 1999 cannot be compared to 1998 since the 1998 figures reflect only eight months of activities. Other operating expenses were negative for the nine-month period ended September 30, 1999 due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Cash distributions and net income allocated to the Company increased for the nine-month period ended September 30, 1999, as compared to the same period in 1998.

                                                                                                  Nine Months      Seven Months
                                                                      Three Months Ended             Ended             Ended
                                                            ----------------------------------
                 The 360 Interlocken Building/                September 30,     September 30,     September 30,    September 30,
                Fund IX-X-XI-REIT Joint Venture                   1999              1998              1999              1998
  -----------------------------------------------------     ----------------  ----------------  ----------------- --------------
  Revenues:
    Rental income                                           $        207,791  $      215,289    $        622,070  $      453,864
                                                            ----------------  --------------    ----------------  --------------
  Expenses:
    Depreciation                                                      71,670          71,793             215,010         166,432
    Management and leasing expenses                                   18,899          18,086              54,518          37,323
    Other operating expenses, net of reimbursements
                                                                      (5,291)         (7,850)              5,342         (56,128)
                                                            ----------------  --------------    ----------------  --------------
                                                                      85,278          82,029             274,870         147,627
                                                            ----------------  --------------    ----------------  --------------
              Net income                                    $        122,513  $      133,260    $        347,200  $      306,237
                                                            ================  ==============    ================  ==============

  Occupied %                                                             100%            100%                100%            100%
                                                            ================  ==============    ================  ==============

  Company's ownership % in the
     Fund IX-X-XI-REIT Joint Venture                                     3.7%            3.8%                3.7%            3.8%
                                                            ================  ==============    ================  ==============

  Cash distribution to the Company                          $          7,200  $        7,547    $         20,952  $       11,004
                                                            ================  ==============    ================  ==============

  Net income allocated to the Company                       $          4,578  $        5,127    $         13,041  $        7,912
                                                            ================  ==============    ================  ==============

On March 20, 1998, the Fund IX-X-XI-REIT Joint Venture acquired a three-story multitenant office building containing approximately 51,974 rentable square feet on a 5.1-acre tract in Broomfield, Boulder County, Colorado, for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet, the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet, and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Rental income remained relatively stable for the three-month period ended September 30, 1999 as compared to the same period for 1998. The nine-month period ended September 30, 1999 cannot be compared to 1998 since the 1998 figures reflect only seven months of activities.

Cash distributions and net income allocated to the Company for the nine months ended September 30, 1999 increased as compared to the same period in 1998. Operating expenses increased significantly for the nine-month period ended September 30, 1999, as compared to the same period for 1998, largely attributed to the increase in property taxes, utilities, and security. Other operating expenses are negative for prior periods due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. to the joint venture in 1999.

                                                                                                  Nine Months       Four Months
                                                                      Three Months Ended             Ended             Ended
                                                            ----------------------------------
                The Lucent Technologies Building/             September 30,     September 30,     September 30,     September 30,
                Fund IX-X-XI-REIT Joint Venture                   1999              1998              1999              1998
  -----------------------------------------------------     ----------------  ----------------  ----------------- ----------------
  Revenues:
    Rental income                                           $    145,752      $     133,600     $      437,256    $     143,485
  Expenses:
    Depreciation                                                  45,801             51,514            137,403           55,896
    Management and leasing expenses                                5,370              5,084             16,109            5,084
    Other operating expenses                                       1,766              7,584             13,964            7,584
                                                            ------------      -------------     --------------    -------------
                                                                  52,937             64,182            167,476           68,564
                                                            ------------      -------------     --------------    -------------
              Net income                                    $     92,815      $      69,418     $      269,780    $      74,921
                                                            ============      =============     ==============    =============
  Occupied %                                                         100%               100%               100%             100%
                                                            ============      =============     ==============    =============
  Company's ownership % in the
      Fund IX-X-XI-REIT Joint Venture                                3.7%               3.8%               3.7%             3.8%
                                                            ============      =============     ==============    =============

  Cash distribution to the Company                          $      4,750      $       4,406     $       14,006    $      10,090
                                                            ============      =============     ==============    =============

  Net income allocated to the Company                       $      3,468      $       2,670     $       10,140    $       2,916
                                                            ============      =============     ==============    =============

On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3-acre tract of land in Oklahoma City, Oklahoma, for a purchase price of $5,504,276, excluding acquisition costs.

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building. Under the terms of the lease, the tenant is responsible for all utilities, property taxes, and other operating expenses.

Since the Lucent Technologies Building was purchased by the Fund IX-X-XI-REIT Joint Venture in June 1998, comparable income and expense figures for the prior year's period ended September 30, 1998 covered only four months. Accordingly, the prior year cannot be compared to the nine months ended September 30, 1999. Rental income increased slightly for the three months ended September 30, 1999 as compared to the same period in 1998. Total expenses decreased for the three-month period ended September 30, 1999 as compared to the same period for 1998, due largely to the decrease in other operating expenses.

Cash distributions and net income allocated to the Company for the three-month period remained relatively stable for the three-month period ended September 30, 1999 and 1998.

The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. to the joint venture.

                                                                                                Nine Months        Six Months
                                                                    Three Months Ended             Ended             Ended
                                                          ----------------------------------
                  The 360 Iomega Building/                  September 30,     September 30,     September 30,     September 30,
              Fund IX-X-XI-REIT Joint Venture                   1999              1998              1999              1998
-----------------------------------------------------     ----------------  ----------------  ----------------- ----------------
Revenues:
  Rental income                                           $     150,009     $   126,666       $     397,755     $   246,666
                                                          -------------     -----------       -------------     -----------
Expenses:
  Depreciation                                                   48,495          48,594             145,485          97,578
  Management and leasing expenses                                 8,291           5,596              17,629          11,199
  Other operating expenses                                        1,290           3,526               3,815           5,731
                                                          -------------     -----------       -------------     -----------
                                                                 58,076          57,716             166,929         114,508
                                                          -------------     -----------       -------------     -----------
            Net income                                    $      91,933     $    68,950       $     230,826     $   132,158
                                                          =============     ===========       =============     ===========
Occupied %                                                          100%            100%                100%            100%
                                                          =============     ===========       =============     ===========

Company's ownership % in the
    Fund IX-X-XI-REIT Joint Venture                                 3.7%            3.8%                3.7%            3.8%
                                                          =============     ===========       =============     ===========

Cash distribution to the Company                          $       5,103     $     4,265       $      13,702     $     4,265
                                                          =============     ===========       =============     ===========

Net income allocated to the Company                       $       3,435     $     2,652       $       8,672     $     2,652
                                                          =============     ===========       =============     ===========

On April 1, 1998, Wells Real Estate Fund X, L.P. acquired a single-story warehouse and office building containing approximately 108,250 rentable square feet on an 8.03-acre tract of land in Ogden, Weber County, Utah, for a purchase price of $5,025,000.

On July 1, 1998, Wells Real Estate Fund X, L.P. contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Company acquired an interest in the Iomega Building and began participating in income and distribution from this property as of July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior year period ended September 30, 1998 covered only six months.

On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a four-acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is being used for additional parking and a loading-dock area, which includes at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenants and the city of Ogden. The project was completed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay an additional base rent, an amount equal to 13% per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional base rent commenced on May 1, 1999.

The land was purchased at a cost of $212,000, excluding acquisition costs. The funds used to acquire the land and for the improvements are being funded entirely out of capital contributions made by Wells Real Estate Fund XI, L.P. to the Fund IX-X-XI-REIT Joint Venture in the amount of $874,625. The project was completed at a total cost of $874,625.

                                                                           Three Months        Two Months        Nine Months
                                                                              Ended              Ended              Ended
                                  Cort Building/                          September 30,       September 30,      September 30,
                             Wells/Cort Joint Venture                          1999               1998              1999
    ---------------------------------------------------------------       --------------    ---------------    ---------------
    Revenues:
      Rental income                                                             $198,885           $133,857           $596,656
                                                                          --------------    ---------------    ---------------
    Expenses:
      Depreciation                                                                46,641             45,288            139,923
      Management and leasing expenses                                              7,590              5,144             22,770
      Other operating expenses                                                     5,993             29,700             19,446
                                                                          --------------    ---------------    ---------------
                                                                                  60,224             80,132            182,139
                                                                          --------------    ---------------    ---------------
                Net income                                                      $138,661           $ 53,725           $414,517
                                                                          ==============    ===============    ===============

    Occupied %                                                                       100%               100%               100%
                                                                          --------------    ---------------    ---------------

    Company's ownership %                                                           43.7%              43.7%              43.7%
                                                                          --------------    ---------------    ---------------

    Cash distribution to the Company                                            $ 76,926           $ 47,312           $230,137
                                                                          --------------    ---------------    ---------------

    Net income allocated to the Company                                         $ 60,550           $ 31,853           $181,008
                                                                          ==============    ===============    ===============

On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feet on a 3.65-acre tract of land in Fountain Valley, California, for a purchase price of $6,400,000, excluding acquisition costs.

The Cort Building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the Cort Joint Venture certain operating expenses, as defined in the lease, related to the building.

Since the Cort Building was purchased on July 31 1998, comparable income and expense figures for the prior year cover only the two-month period ended September 30, 1998. Other operating expenses at September 30, 1998 include interest expense incurred prior to the inclusion of the Fund X-XI Joint Venture into the Cort Joint Venture on September 1, 1998.

                                                                          Three Months      Two Months         Nine Months
                                                                              Ended            Ended              Ended
                      Fairchild Building/                                 September 30,     September 30,      September 30,
                   Wells/Fremont Joint Venture                                1999             1998                1999
---------------------------------------------------------------           ---------------   ----------------   -----------------
Revenues:
  Rental income                                                                  $225,210           $175,381            $675,631
                                                                          ---------------   ----------------   -----------------
Expenses:
  Depreciation                                                                     71,382             70,324             214,146
  Management and leasing expenses                                                   9,303              7,315              27,970
  Other operating expenses                                                          6,457             71,011              13,772
                                                                          ---------------   ----------------   -----------------
                                                                                   87,142            148,650             255,888
                                                                          ---------------   ----------------   -----------------
            Net income                                                           $138,068           $ 26,731            $419,743
                                                                          ===============   ================   =================

Occupied %                                                                            100%               100%                100%
                                                                          ---------------   ----------------   -----------------

Company's ownership %                                                                77.5%              73.1%               77.5%
                                                                          ---------------   ----------------   -----------------

Cash distribution to the Company                                                 $151,627           $ 83,001            $459,174
                                                                          ---------------   ----------------   -----------------

Net income allocated to the Company                                              $107,009           $ 17,694            $325,318
                                                                          ===============   ================   =================

On July 21, 1998, the Fremont Joint Venture acquired a two-story warehouse and office building containing approximately 58,424 rentable square feet on a 3.05-acre tract of land in Fremont, California, for a purchase price of $8,900,000, excluding acquisition costs.

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

Since the Fairchild Building was purchased in July 1998, comparable income and expense figures for the prior year covered only two months. Other operating expenses at September 30, 1998 includes interest expense incurred prior to the inclusion of the Fund X-XI Joint Venture into the Fremont Joint Venture on October 6, 1998.

                                                                             Three Months    Nine Months
                                                                                 Ended          Ended
                                                                            September 30,    September 30,
                   PWC Building                                                  1999           1999
------------------------------------------------------------------          -------------   --------------
Revenues:
  Rental income                                                                  $552,297       $1,656,637
                                                                            -------------   --------------
Expenses:
  Depreciation                                                                    205,236          616,257
  Management and leasing expenses                                                  37,612          111,147
  Other operating expenses                                                        (77,618)         103,599
                                                                            -------------   --------------
                                                                                  165,230          831,003
                                                                            -------------   --------------
            Net income                                                           $387,067       $  825,634
                                                                            =============   ==============

Occupied %                                                                            100%             100%
                                                                            -------------   --------------

Company's ownership %                                                                 100%             100%
                                                                            -------------   --------------

Cash distribution to the Company                                                 $526,399       $1,244,179
                                                                            -------------   --------------

Net income allocated to the Company                                              $387,067       $  825,634
                                                                            =============   ==============

On December 31, 1998, Wells OP acquired a four-story office building containing approximately 130,090 rentable square feet on a nine-acre tract of land in Tampa, Florida, for a purchase price of $21,127,854, excluding acquisition costs.

The PWC Building is 100% occupied by PricewaterhouseCoopers ("PWC") with a lease expiration of December 2008. The annual base rent payable under the PWC lease is $1,915,741.13 during the first year of the initial lease term. The base rent escalates at the rate of 3% per year throughout the ten-year lease term. In addition, PWC is required to pay all property taxes, operating expenses, and other repairs and maintenance work related to the PWC Building. PWC is also required to reimburse the landlord the cost of any casualty occurring at the property.

Since the PWC Building was purchased in December of 1998, comparable income and expense figures for the prior year are not available.

Other operating expenses for the three months ended September 30, 1999 are negative due to a nine-month adjustment billing to the tenant related to an increased property tax assessment for 1999.

                                                                                      Three Months         Eight Months
                                                                                         Ended                Ended
                                                                                      September 30,        September 30,
                 AT&T Building (Formerly Vanguard Cellular)                              1999                 1999
     ---------------------------------------------------------------------------   -----------------     -----------------
     Revenues:
       Rental income                                                                   $   455,471           $  930,145
                                                                                       -----------           ----------
     Expenses:
       Depreciation                                                                        120,750              321,972
       Management and leasing expenses                                                      20,532               29,082
       Other operating expenses                                                             30,832              218,977
                                                                                       -----------           ----------
                                                                                           172,114              570,031
                                                                                       -----------           ----------
                 Net income                                                            $   283,357           $  360,114
                                                                                       ===========           ==========

     Occupied %                                                                                100%                 100%
                                                                                       ===========           ==========
     Company's ownership %                                                                     100%                 100%
                                                                                       ===========           ==========
     Cash distribution to the Company                                                  $   300,004           $  579,189
                                                                                       ===========           ==========
     Net income allocated to the Company                                               $   283,357           $  360,114
                                                                                       ===========           ==========

On February 4, 1999, Wells OP acquired a four-story office building containing approximately 81,859 rentable square feet on a 10.5-acre tract of land in Harrisburg, Pennsylvania, for a purchase price of $12,291,200, excluding acquisition costs.

The building is 100% occupied by Pennsylvania Cellular Telephone Corporation, with a lease expiration of November 2008. The first annual base rent payable under the lease is $880,264. The second year annual base rent payable will be $1,390,833. The base rent escalates at the rate of 2% per year throughout the remainder of the ten-year lease term.

Since the AT&T Building was purchased in February of 1999, comparable income and expense figures for the prior year are not available.

On April 27, 1999, Vanguard Cellular Systems, Inc. announced that its shareholders approved the merger of Vanguard Cellular into a wholly owned subsidiary of AT&T Corporation ("AT&T") at a special meeting of shareholders. The transaction was closed in May 1999.

                                                                               Three Months           Five Months
                                                                                   Ended                 Ended
                           EYBL CarTex Building/                               September 30,         September 30,
                      Fund XI-XII-REIT Joint Venture                               1999                  1999
     ---------------------------------------------------------------------   ------------------   ------------------
     Revenues:
       Rental income                                                            $   140,047          $   210,173
                                                                                -----------          -----------
     Expenses:
       Depreciation                                                                  49,902               83,170
       Management and leasing expenses                                                3,814               14,663
       Operating costs, net of reimbursements                                         5,165                5,165
                                                                                -----------          -----------
                                                                                     58,881              102,998
                                                                                -----------          -----------
                 Net income                                                     $    81,166          $   107,175
                                                                                ===========          ===========
     Occupied %                                                                         100%                 100%
                                                                                ===========          ===========
     Company's ownership %                                                             56.8%                56.8%
                                                                                ===========          ===========
     Cash distribution to the Company                                           $    68,084          $   103,599
                                                                                ===========          ===========
     Net income allocated to the Company                                        $    46,791          $    65,039
                                                                                ===========          ===========

On May 18, 1999, Wells Real Estate, LLC-SC I, a Georgia limited liability company wholly owned by the Fund XI-XII-REIT Joint Venture, acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina, for the purchase price of $5,085,000, excluding acquisition costs.

The building is 100% occupied by EYBL CarTex, Inc. with a lease expiration of February 2008. The monthly base rent payable under the lease is $42,377.50 with an increase to $45,905.95 in the fifth year, $49,440.42 in the seventh year, and $50,853.00 in the ninth year. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building.

Since the EYBL CarTex Building was purchased in May 1999, comparable income and expense figures for the year are not available.

                                                                                                         Three Months
                                                                                                            Ended
                                              The Sprint Building/                                       September 30,
                                         Fund XI-XII-REIT Joint Venture                                      1999
     ------------------------------------------------------------------------------------------------    ---------------
     Revenues:
       Rental income                                                                                     $   264,654
                                                                                                         -----------
     Expenses:                                                                                                81,776
       Depreciation                                                                                            7,493
       Management and leasing expenses                                                                         1,283
                                                                                                         -----------
       Operating costs, net of reimbursements                                                                 90,552
                                                                                                         -----------
                 Net income                                                                              $   174,102
                                                                                                         ===========

     Occupied %                                                                                                  100%
                                                                                                         ===========

     Company's ownership %                                                                                      56.8%
                                                                                                         ===========

     Cash distribution to the Company                                                                    $   137,150
                                                                                                         ===========

     Net income allocated to the Company                                                                 $   100,192
                                                                                                         ===========

On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, Kansas, for a purchase price of $9,546,210.

The entire Sprint Building is currently under a net lease with Sprint and expires on May 18, 2007. Sprint has the option under its lease to extend the initial term for two consecutive five-year periods.

The annual base rent payable during the first five years of the initial term is $999,050 in equal monthly installments of $83,254. The annual base rent during the last five years of the lease is $1,102,400 in equal monthly installments of $91,867. Under the Lease, Sprint is responsible for all routine maintenance and repairs. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repairs and replacement of the exterior, roof, foundation, and structure.

Since the Sprint Building was purchased in July 1999, comparable income and expense figures are not available for the prior year.

                                                                                                   Two Months Ended
                                         Johnson Matthey Building/                                   September 30,
                                      Fund XI-XII-REIT Joint Venture                                     1999
     --------------------------------------------------------------------------------------------  ------------------
     Revenues:
       Rental income                                                                                   $     123,566
                                                                                                       -------------
     Expenses:
       Depreciation                                                                                           42,567
       Operating costs, net of reimbursements                                                                    470
                                                                                                       -------------
                                                                                                              43,037
                                                                                                       -------------
                 Net income                                                                            $      80,529
                                                                                                       =============

     Occupied %                                                                                                  100%
                                                                                                       =============

     Company's ownership %                                                                                      56.8%
                                                                                                       =============

     Cash distribution to the Company                                                                  $      66,517
                                                                                                       =============

     Net income allocated to the Company                                                               $      44,409
                                                                                                       =============

On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a ten-acre tract of land located in the Tredyffrin Township, Chester County, Pennsylvania, for a purchase price of $8,000,000, excluding acquisition costs.

The entire Johnson Matthey Building is currently under a net lease with Johnson Matthey and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires on June 2007, and Johnson Matthey has the right to extend the lease for two additional three-year periods of time.

The monthly base rent payable under the Johnson Matthey lease for the remainder of the lease term is $65,812.50 through June 30, 2000, $67,437.50 through June 30, 2001, $69,062.50 through June 30, 2002, $71,229.17 through June 30, 2003;
$72,854.17 through June 30, 2004, $74,750.00 through June 30, 2005, $76,375.00 through June 30, 2006, and $78,270.84 through June 30, 2007.

Under the lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Johnson Matthey Building. In addition, Johnson Matthey is responsible for all routine maintenance and repairs to the Johnson Matthey Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundation and the structural steel columns and girders associated with the building.

Since the Johnson Matthey Building was purchased in August 1999, comparable income and expense figures are not available for the prior year.

                                                                                                       One Month Ended
                                         The Gartner Building/                                          September 30,
                                     Fund XI-XII-REIT Joint Venture                                          1999
     ----------------------------------------------------------------------------------------------   --------------------
     Revenues:

       Rental income                                                                                     $      32,502
     Expenses:
       Depreciation                                                                                             25,874
                                                                                                         -------------
                 Net income                                                                              $       6,628
                                                                                                         =============

     Occupied %                                                                                                    100%
                                                                                                         =============

     Company's ownership %                                                                                        56.8%
                                                                                                         =============

     Cash distribution to the Company                                                                    $      10,374
                                                                                                         =============

     Net income allocated to the Company                                                                 $       3,763
                                                                                                         =============

On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office building containing approximately 62,400 rentable square feet located on a 4.9-acre tract of land in the Ft. Myers, Florida, for a purchase price of $8,320,000, excluding acquisition costs.

The entire 62,400 rentable square feet of the Gartner Building are currently under a net lease agreement with Gartner and were assigned to the Fund XI-XII-REIT Joint Venture at closing. The Gartner Lease currently expires on January 31, 2008. Gartner has the right to extend the Gartner Lease for two additional five-year periods of time.

The monthly base rent payable under the Gartner Lease for the remainder of the lease term is $53,566.50 through January 31, 2000, $65,886.83 through January 31, 2001, $67,534.00 through January 31, 2002, $69,222.35 through January 31,
2003, $70,952.89 through January 31, 2004, $72,726.74 through January 31, 2005,
$74,544.92 through January 31, 2006, $76,408.54 through January 31, 2007, and
$78,318.71 through January 31, 2008.

Under the Gartner Lease, Gartner is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Gartner Building during the term of the Gartner Lease. In addition, Gartner is responsible for all routine maintenance and repairs to the Gartner Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repairs and replacement of the roof, structure, and paved parking areas. Gartner also has two expansion options for additional buildings under the Gartner Lease.

Since the Gartner Building was purchased in September 1999, comparable income and expense figures are not available for the prior year.

                                                                                            One Month Ended
                                                                                              September 30,
                                           Videojet Building                                     1999
     ----------------------------------------------------------------------------------    ----------------
     Revenues:
       Rental income                                                                       $     219,376
                                                                                           -------------
     Expenses:
       Depreciation                                                                               97,774
       Management and leasing expenses                                                            10,679
       Other operating expenses                                                                      254
                                                                                           -------------
                                                                                                 108,707
                                                                                           -------------
                 Net income                                                                $     110,669
                                                                                           =============

     Occupied %                                                                                      100%
                                                                                           =============

     Company's ownership %                                                                           100%
                                                                                           =============

     Cash distribution to the Company                                                      $     157,899
                                                                                           =============

     Net income allocated to the Company                                                   $     110,669
                                                                                           =============

On September 10, 1999, Wells OP acquired a two-story corporate headquarters facility containing approximately 250,354 rentable square feet on a 15.3-acre tract of land in Wood Dale, Illinois, for a purchase price of $32,630,940, excluding acquisition costs.

The building is 100% leased by Videojet, with a lease expiration of November
2011.

The annual base rent payable under the Videojet Lease is $2,838,952 through November 2001 and then $3,376,746 through November 2011.

Since the Videojet Building was purchased in September of 1999, comparable income and expense figures for the year are not available.

PART II.  OTHER INFORMATION

ITEM 6 (b.)

   During the third quarter of 1999, the Registrant filed (i) a current report on Form 8-K dated July 2, 1999 describing the acquisition of the Sprint Building by the Fund XI-XII-REIT Joint Venture, (ii) a current report on Form 8-K dated September 10, 1999 describing the acquisition of the Videojet Building, and (iii) a current report on Form 8-K dated September 20, 1999 describing the acquisition of the Gartner Building by the Fund XI-XII-REIT Joint Venture.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE INVESTMENT TRUST, INC.
                                   (Registrant)


Dated:  November 10, 1999  By:  /s/ Leo F. Wells, III
                                ---------------------
                           Leo F. Wells, III
                           President and Director

                           By:  /s/ Douglas P. Williams
                                -----------------------
                           Douglas P. Williams
                           Principal Financial and Accounting Officer