Form 10-K
period 1999-12-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2000-03-27
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended           December 31, 1999                      or
                          ------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to _____________________ to ____________________

Commission file number                   0-25739

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                           Georgia                                                             58-2328421
---------------------------------------------------------------                 ----------------------------------------
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia                                                      30092
---------------------------------------------------------------                 ----------------------------------------
           (Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code                                           (770) 449-7800
                                                                                ----------------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

                    Title of each class                                           Name of exchange on which registered
---------------------------------------------------------------                 ----------------------------------------
                          NONE                                                                     NONE
---------------------------------------------------------------                 ----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 COMMON STOCK
--------------------------------------------------------------------------------
                               (Title of Class)

                                 COMMON STOCK
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No _
      -

Aggregate market value of the voting stock held by nonaffiliates: ______________

While there is no established market for the Registrant's shares of voting stock, the Registrant has offered and sold shares of its voting stock pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10 per share. The number of shares of common stock outstanding as of February 29, 2000 was 15,385,335.

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Investment Trust, Inc. Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (Items 10, 11, 12, and 13 of Part III) to be filed no later than April 30, 2000.

                                    PART I

ITEM 1. BUSINESS

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

On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999, and on December 20, 1999, the Company commenced a second follow-on public offering of up to 22,200,000 shares of common stock at $10 per share. As of December 31, 1999, the Company had sold 13,471,085 shares for total capital contributions of $134,710,850. After payment of $4,714,880 in Acquisition and Advisory Fees and Expenses, payment of $16,838,857 in selling commissions and organization and offering expenses, and capital contributions and acquisition expenditures by Wells OP of $112,287,969 in property acquisitions, the Company was holding net offering proceeds of $869,144 available for investment in properties.

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

As of December 31, 1999, Wells OP owned interests in the following properties either directly or through its interest in joint ventures: (i) a three story office building in Knoxville, Tennessee (the "ABB-Knoxville Building"); (ii) a two story office building in Louisville, Colorado (the "Ohmeda Building); (iii) a three story office building in Broomfield, Colorado (the "360 Interlocken Building"); (iv) a one story office building in Oklahoma City, Oklahoma (the "Lucent Technologies Building"); (v) a one story warehouse and office building in Ogden, Utah (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two story warehouse office building in Fremont, California (the "Fremont Building"), which is owned by the Fremont Joint Venture; (vii) a one story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Cort Joint Venture; (viii) a four story office building in Tampa, Florida (the "PWC Building"); (ix) a four-story office building in Harrisburg, Pennsylvania (the "AT&T Building"), which are owned directly by Wells OP; (x) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"); (xi) a three-story office building located in Leawood, Kansas (the "Sprint Building"); (xii) a one-story office building and warehouse in Tredyffrin Township, Pennsylvania (the "Johnson Matthey Building"); (xiii) a two-story office building in Ft. Meyers, Florida (the "Gartner

Building), all four of which are owned by Fund XI-XII-REIT Joint Venture; (xiv) a two-story office building under construction located in Lake Forest, California (the "Matsushita Project"); (xv) a four-story office building under construction in Richmond, Virginia (the "ABB-Richmond Building"); (xvi) a two-story office building and warehouse in Wood Dale, Illinois (the "Marconi Building"); and (xvii) a five-story office building in Plano, Texas (the "Cinemark Building"), all four of which are owned directly by Wells OP.

Employees

The Company has no direct employees. The employees of Wells Capital, Inc., the Company's Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

See Item II "Compensation of Advisor and Affiliates", for a summary of the fees paid to the Advisor and affiliates during the fiscal year ended December 31, 1999.

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

ITEM 2. PROPERTIES

The Company owns interest in 15 office buildings and 2 office buildings under construction through its ownership in Wells OP which owns properties directly or through its interest in four joint ventures. The Company does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method. As of December 31, 1999, these properties were 99.9% occupied.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1999, assuming no exercise of renewal options or termination rights:

                                                          Partnership     Percentage     Percentage
                  Number                                    Share of       of Total       of Total
   Year of          of        Square       Annualized      Annualized       Square       Annualized
    Lease         Leases       Feet        Gross Base      Gross Base        Feet        Gross Base
 Expiration      Expiring    Expiring       Rent (1)        Rent (1)       Expiring         Rent
-----------      --------    --------     -----------     -----------     ----------     ----------
      2000           0               0    $         0      $        0         0.0%           0.0%
      2001           2          20,739        328,620          12,258         1.7            2.1
      2002           3          12,606        248,508           9,269         1.0            1.6
      2003(2)        2          69,146      1,078,252         357,870         5.5            6.8
      2004(3)        2          61,005        946,050         701,427         4.9            6.0
      2005(4)        1         106,750      1,107,000          41,291         8.5            7.0
      2006(5)        1          52,253      1,412,160               0         4.2            8.9
      2007(6)        3         253,900      2,851,584       1,189,115        20.3           18.0
      2008(7)        5         501,045      5,752,791       4,481,215        40.0           36.3
      2009(8)        2         174,105      2,098,188       1,427,305        13.9           13.3
                 -----       ---------    -----------      ----------       -----          -----
                    21       1,251,549    $15,823,153      $8,219,750       100.0%         100.0%
                 =====       =========    ===========      ==========       =====          =====

          (1) Average monthly gross rent over the life of the lease, annualized.

          (2)  Expiration of Cort building lease--52,000 square feet.

          (3)  Expiration of Fairchild building lease--58,424 square feet.

          (4)  Expiration of Ohmeda building lease--106,750 square feet.

          (5) Expiration of Coca Cola lease at the Cinemark building--52,253 square feet.

          (6) Expiration of Johnson Matthey building lease--130,000 square feet, expiration of ABB building lease--55,000 square feet and expiration of Sprint building lease--68,900 square feet.

          (7) Expiration of PWC building lease--130,090 square feet; expiration of Gartner building lease--62,400 square feet; expiration of EYBL CarTex building lease--169,510 square feet; expiration of Lucent building lease--57,186 square feet; expiration of AT&T building lease--81,859 square feet.

          (8) Expiration of Iomega building lease--108,250 square feet and expiration of Cinemark building lease--65,855 square feet.

The following describes the properties in which the Company owns an interest as of December 31, 1999:

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

     The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties:
     (i) the ABB-Knoxville Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building located in Oklahoma City, Oklahoma County, Oklahoma. On July 1, 1998, Wells Fund X contributed the Iomega Building located in Ogden, Weber County, Utah to the Fund IX-X-XI-REIT Joint Venture.

     As of December 31, 1999, Wells OP had contributed approximately $1,421,466 for an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 1999, Wells Fund IX had an approximate 39.1% equity interest, Wells Fund X had an approximate 48.3% equity interest, and Wells Fund XI had an approximate 8.9% equity interest in the Fund IX-X-XI-REIT Joint Venture.

     The ABB Building

     On March 20, 1997, the Fund IX-X Joint Venture began construction on a three-story office building containing approximately 83,520 rentable square feet (the "ABB-Knoxville Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. The land purchase and construction costs totaling approximately $8,012,711 were funded by capital contributions of $4,177,711 by Wells Fund IX and $3,835,000 by Wells Fund X.

     ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 55,000 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing in December 1997. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

     Commencing December 1, 1999, ABB Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space vacated by the Associates in September 1999. This addition increases their rentable floor area from 57,831 square feet to 81,823 square feet. ABB will pay base rent at the same terms and conditions of their original terms.

     It is currently anticipated that the remaining cost to complete this project which includes the final buildout of remaining space will be approximately $89,000, which it is anticipated will be contributed by Wells Fund IX.

     The average effective annual rental per square foot at the ABB Building was $11.82 for 1999, $9.97 for 1998 and $8.16 for 1997, the first year of occupancy. The occupancy rate at year end was 98% for 1999, 95% for 1998, and 67% for 1997.

     Ohmeda Building

     On February 13, 1998, the Fund IX-X Joint Venture acquired a two story office building that was completed in 1988 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Fund IX-X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees and other closing costs. As of December 31, 1999, Wells Fund IX had contributed $3,460,192 and Wells Fund X had contributed $6,900,878 toward the purchase of this building.

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

     The average effective annual rental per square foot at the Ohmeda Building was $9.62 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

     360 Interlocken Building

     On March 20, 1998, the Fund IX-X Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000. excluding acquisition costs. The purchase was funded by capital contributions of $6,642,466 by Wells Fund IX and $1,632,584 by Wells Fund X.

     The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet. As stated, the entire third floor of the Interlocken Building containing 19,229 rentable square feet is currently under lease to Transecon and expires in October 2001, subject to Transecon's right to extend for one additional term of five years upon 180 days notice. The monthly lease rent payable under the Transecon lease is approximately $24,000 for the initial term of the lease. Under the lease, Transecon is responsible for its share of utilities, taxes, insurance and other operating expenses with respect to the Interlocken building. In addition, Transecon has a right of first refusal under the lease for any second floor space proposed to be leased by the landlord.

     The entire second floor of the Interlocken building containing 17,146 rentable square feet is currently under lease to ODS and expires in September 2003 subject to ODS's right to extend for one additional term of three years. The monthly base rent payable under the ODS lease is $22,100 through January 1998; $22,150 through January 1999; $22,600 through January 2000; $23,100 through January 2001; $23,550 through January 2002; $24,050 through January 2003 and $24,550 through September 2003. The rental payments to be made by the tenant under the ODS lease are also secured by the assignment of a $275,000 letter of credit which may be drawn upon by the landlord in the event of a tenant default under the lease. Under the lease, ODS is responsible for its share of utilities, taxes, insurance and other operating costs with respect to the Interlocken building.

     The average effective annual rental per square foot at the 360 Interlocken Building was $15.97 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

     Lucent Technologies Building

     On May 30, 1997, the Fund IX-X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the Company and the Advisor, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Lucent Technologies Building"). On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for a purchase price of $5,504,276. The purchase price was funded by capital contributions of $1,421,466 by the Company, $657,804 by Wells Fund IX, $950,392 by Wells Fund X and $2,482,810 by Wells Fund XI.

     Lucent Technologies has occupied the entire Lucent Technologies Building. The initial term of the lease is ten years commencing January 5, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installments of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extendable term will be at market rental rates. In addition to the base rent, Lucent Technologies will be required to pay additional rent equal to its share of operating expenses during the lease term.

     The average effective annual rental per square foot at the Lucent Technologies Building was $10.19 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

     Iomega Building

     On July 1, 1998, Wells Real Estate Fund X, L.P. ("Wells Fund X") contributed a single story warehouse and office building with 108,250 rentable square feet (the "Iomega Building") and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by the Partnership for the Iomega Building on April 1, 1998.

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

     On March 22, 1999, the Fund IX-X-X-REIT Joint Venture purchased a four-acre tract of vacant land adjacent to the Iomega Corporation Building located in Ogden, Utah. This site is being used for additional parking and a loading-dock area, which includes at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenants and the city of Ogden. The project was completed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay an additional base rent, an amount equal to 13% per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional base rent commenced on May 1, 1999.

     The land was purchased at a cost of $212,000 excluding acquisition costs. The funds used to acquire the land and for the improvements are funded entirely out of capital contributions made by Wells Fund XI to the Fund IX-X-XI-REIT Joint Venture in the amount of $874,625. The project was completed at a total cost of $874,625.

     The average effective annual rental per square foot at the Iomega Building was $5.18 for 1999 and $4.60 for 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

     Wells/Fremont Joint Venture - Fairchild Building

     On July 15, 1998, Wells OP entered into a joint venture agreement known as Wells/Fremont Associates ("Fremont Joint Venture") with Wells Development Corporation, a Georgia Corporation ("Wells Development"). Wells Development is an affiliate of the Company and the Advisor. On July 21, 1998, the Fremont Joint Venture acquired the Fairchild Building, a 58,424 square-foot warehouse and office building located in Fremont, California (the "Fairchild Building"), for a purchase price of $8,900,000 plus acquisition expenses of approximately $60,000. The purchase was funded by capital contributions of $6,900,000 by the Company, $1,000,000 by Wells Fund X and $1,000,000 by Wells Fund XI.

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

     On July 17,1998 a joint venture between Wells Fund X and Wells Fund XI (the "Fund X-XI Joint Venture") entered into an Agreement for the Purchase and Sale of Joint Venture Interest (the "Fremont JV Contract") with Wells Development. Pursuant to the Fremont JV Contract, the Fund X-XI Joint Venture contracted to acquire Wells Development's interest in the Fremont Joint Venture. On October 8, 1998, the Fund X-XI Joint Venture exercised its rights under the Fremont Joint Venture Contract and purchased Wells Development's interest in the Fremont Joint Venture and became a joint venture partner with Wells OP in the ownership of the Fairchild Building.

     As of December 31, 1999, Wells OP had contributed $6,983,111 and held an approximate 78% equity percentage interest in the Fremont Joint Venture, and the Fund X-XI Joint Venture held an approximate 22% equity percentage interest in the Fremont Joint Venture.

     The average effective annual rental per square foot at the Fairchild Building was $15.46 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

     Wells/Cort Joint Venture

     In July of 1998, Wells OP entered into a joint venture agreement known as Wells/Orange County Associates ("Cort Joint Venture") with Wells
     Development Corporation.   On July 31, 1998, the Cort Joint Venture
     acquired the Cort Furniture Building for a purchase price of $6,400,000 plus acquisition expenses of approximately $150,000. The Company contributed $2,871,430, Wells Fund X contributed $2,296,233 and Wells Fund XI contributed $1,398,767 toward the purchase of this building.

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

     As of December 31, 1999, Wells OP had made total capital contributions of $2,871,430 and held an approximate 44% equity percentage interest in the Cort Joint Venture, and the Fund X-XI Joint Venture held an approximate 56% equity percentage interest in the Cort Joint Venture.

     The average effective annual rental per square foot at the Cort Building was $15.30 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

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

     Wells OP purchased the PWC Building subject to a loan from SouthTrust Bank, National Association ("SouthTrust") in the outstanding principal of $14,132,537.87 (the "SouthTrust

     Loan"). The SouthTrust Loan consists of a revolving credit facility whereby SouthTrust agreed to loan up to $15.2 million. The SouthTrust Loan matures on December 31, 2000. The interest rate on the SouthTrust Loan is a variable rate per annum equal to the London InterBank Offered Rate for a thirty day period plus 200 basis points. As of December 31, 1999, the interest rate was 7.44% and the outstanding principal balance of the SouthTrust Loan was $12,498,532. The SouthTrust Loan is secured by a first mortgage against the PWC Building.

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

     The annual base rent payable under the PWC Lease is $1,915,741.13 during the first year of the initial lease term. The base rent escalates at the rate of 3% per year throughout the ten year lease term. In addition, PWC is required to pay a "reserve " of all property taxes, operating expenses, and other repair and maintenance work relating to the PWC Building. PWC is also required to reimburse the landlord the cost of casualty insurance for the property. Wells OP, as landlord, is responsible for all maintenance, repairs and replacements to the roof and structural components of the PWC Building, including without limitation, the roof system, exterior walls, load bearing walls, foundations, glazing and curtain wall systems.

     The average effective annual rental per square foot at the PWC Building was $16.98 for 1999 and 1998. The occupancy rate at year end was 100% for 1999 and 1998.

     AT&T Building

     On February 4, 1999, Wells OP, a Georgia limited partnership formed to acquire and hold real estate properties on behalf of the Company, acquired a four-story office building containing approximately 81,859 rentable square feet (the "AT&T Building), which was recently developed on an approximately 10.5 acre tract of real property located in Harrisburg, Pennsylvania for a purchase price of $12,291,200 excluding closing costs.

     Wells OP expended cash proceeds in the amount of $6,332,100 and obtained a loan in the amount of $6,450,000 from Bank of America, the net proceeds of which were used to fund the remainder of the purchase price of the AT&T Building. The Bank of America Loan matures on January 4, 2002. The interest rate on the Bank of America Loan is a fixed rate equal to the rate appearing on Telerate Page 3750 as the London InterBank Offered Rate plus 200 basis points over a six-month period. A principal installment in the amount of $6,150,000 was paid by Wells OP on July 22, 1999. Thereafter, Wells OP is required to make quarterly installments of principal in an amount to one-ninth of the outstanding principal balance which began October 1, 1999.

     The AT&T Building is leased to Pennsylvania Cellular Telephone Corp., a North Carolina corporation. At the closing of the AT&T Building, the seller assigned all of its right to the AT&T Lease to Wells OP. The initial term of the AT&T Lease is ten years which commenced on November 17, 1998.

     Pennsylvania Telephone has the option to extend the initial term of the AT&T Lease for three additional five-year periods and one additional four-year and eleven-month period. The first annual base rent payable under the lease is $880,264. The second year annual base rent payable will be $1,390,833. The base rent escalates at the rate of 2% per year throughout the remainder of the ten-year lease term.

     Under the AT&T Lease, Pennsylvania Telephone is required to pay as additional rent all real estate taxes, special assessments, water rates and charges, sewer rates and charges, public utilities, insurance premiums, street lighting, excise levies, licenses, permits, governmental inspection fees and other governmental charges and all other charges incurred in the use, occupancy, operation, leasing, or possession of the AT&T Building. In addition, Pennsylvania Telephone is responsible for all routine maintenance and repairs relating to the AT&T Building. Wells OP, as landlord, is responsible for (i) maintenance, repairs and replacements to the structural components of the AT&T Building, including without limitations, the roof, floor slabs, foundation walls, and footing, structural steel, exterior walls, driveways, roadways, sidewalks, curbs, parking areas, and loading areas, and (ii) making necessary capital replacements of heating, ventilation and air conditioning systems, electrical, plumbing, fire protection, and other mechanical systems in the building.

     The average effective annual rental per square foot at the AT&T Building was $18.21 for 1999. The occupancy rate at year end was 100% for 1999, the first year of ownership.

     The Marconi Building

     On September 10, 1999, Wells OP acquired an office, assembly, and manufacturing building containing approximately 250,354 rentable square feet on a 15.3-acre tract of land located in Wood Dale, DuPage County, Illinois. Wells OP acquired the Marconi (formerly Videojet) Building from Sun-Pla, a California limited partnership, pursuant to the agreement of purchase and sale (the "Contract"). The rights under the Contract were assigned by Wells Capital, Inc., the original purchaser under the Contract, to Wells OP at closing. The cash purchase price for the Marconi Building was $32,630,940. In addition, Wells OP paid brokerage commissions of $500,000 at closing. Wells OP incurred acquisition expenses in connection with the purchase of the Marconi Building, including attorneys' fees, appraisers' fees, environmental consultants' fees, and other closing costs, of approximately $27,925.

     The Marconi Building is a two-story corporate headquarters facility with 128,247 square feet of office space and 122,107 square feet of assembly and distribution space. The Marconi Building was completed in 1991 and is located at 1500 Mittel Boulevard in the Chancellory Business Park in Wood Dale, Illinois.

     The entire Marconi Building is currently under a net lease agreement with Marconi dated May 31, 1991 (the "Marconi Lease"). The initial term of the Marconi Lease is 20 years which commenced in November 1991 and expires November 2011. Marconi has the right to extend the Marconi Lease for one additional five-year period of time. The extension option must be exercised by giving notice to the landlord at least 365 days prior to the expiration date of the current lease term. The annual base rent payable for the remainder of the Marconi Lease term is $2,838,952 through November 2001, then $3,376,746 thereafter.

     Under its lease, Marconi is responsible for repairs and maintenance of the roof, walls, structure and foundation landscaping, and the heating, ventilating, air conditioning, mechanical, electrical, plumbing, and other systems, and all other operating costs, including, but not limited to, real estate taxes, special assessments, utilities, and insurance.

     The average effective annual rental per square foot at the Marconi Building was $13.08. The occupancy rate at year end was 100%, the first year of ownership.

     For additional information regarding the Marconi Building, refer to the Form 8-K of Wells Real Estate Investment Trust, Inc. dated September 10, 1999, which was filed with the Commission on September 24, 1999 (Commission File No. 0-25739).

     The Cinemark Building

     On December 21, 1999, Wells OP purchased a five-story office building with approximately 118,108 rentable square feet located on a 3.52 acre tract of land in Plano, Collin County, Texas from CNMRK HQ Investors, L.P., a Texas limited partnership.

     The purchase price paid for the Cinemark Building was $21,800,000. Wells OP also incurred additional acquisition expenses in connection with the purchase of the Cinemark Building, including attorneys' fees, appraisal fees, and other closing costs, of approximately $26,900.

     The entire 118,108 rentable square feet of the Cinemark Building is currently leased to two tenants. Cinemark USA, Inc. ("Cinemark") occupies 66,024 rentable square feet of the Cinemark Building, and The Coca-Cola Company ("Coca-Cola") occupies the remaining 52,084 rentable square feet of the Cinemark Building.

     The initial term of the Cinemark lease is ten years which commenced on December 21, 1999 and expires on December 20, 2009. Cinemark has the right to renew the lease for two additional periods of time upon 180 days notice. The first renewal term shall be for five years and the second renewal term shall be for ten years.

     The base rent payable for the Cinemark lease and first renewal term is as follows:

               Lease Year         Yearly Base Rent        Monthly Base Rent
               ----------         ----------------        -----------------

                  1-7               $1,366,491.25               $113,874.27
                  8-10               1,481,737.50                123,478.13
                 11-15               1,567,349.00                130,612.42

     Under the Cinemark lease, Cinemark is required to pay as additional monthly rent its pro rata share of all electricity costs and all operating costs, including, but not limited to, garbage and waste disposal, janitorial service, security, insurance premiums, real estate taxes, assessments and other governmental levies, and such other operating costs with respect to the Cinemark Building as are consistent with other owners of first-class office buildings in Plano, Texas. In addition, Cinemark is responsible for all routine maintenance and repairs to its portion of the Cinemark Building. Wells OP, as landlord, is responsible for maintaining the common and service areas of the Cinemark Building and the repair and replacement of the roof, foundation, exterior windows, load bearing items, exterior surface walls, plumbing, pipes and conduits located in the common and service areas, central heating, ventilation and air conditioning systems, and electrical, mechanical, and plumbing systems of the Cinemark Building.

     The initial term of the Coca Cola lease is seven years which commenced on December 1, 1999 and expires on November 30, 2006. Coca-Cola has the right to renew the lease for one additional five-year period of time. Coca-Cola must give written notice of its intention to exercise the renewal option at least 240 days before the expiration of the lease term.

     The base rent payable for the Coca-Cola lease term is as follows:

               Lease Year        Yearly Base Rent        Monthly Base Rent
               ----------        ----------------        -----------------

                  1                  $1,250,016               $104,168.00
                  2                   1,302,100                108,508.33
                  3                   1,354,184                112,848.66
                  4                   1,406,268                117,189.00
                  5                   1,458,352                121,529.33
                  6                   1,510,436                125,869.66
                  7                   1,562,520                130,210.00

     Under the Coca-Cola lease, Coca-Cola is required to pay as additional monthly rent its pro rata share of all electricity costs and all operating costs, including, but not limited to, garbage and waste disposal, janitorial service, security, insurance premiums, real estate taxes, assessments and other governmental levies, and such other operating costs with respect to the Cinemark Building as are consistent with other owners of first-class office buildings in Plano, Texas. In addition, Coca-Cola is responsible for all routine maintenance and repairs to its portion of the Cinemark Building. Wells OP, as landlord, is responsible for maintaining the common and service areas of the Cinemark Building and the repair and replacement of the roof, foundation, exterior windows, load bearing items, exterior surface walls, plumbing, pipes and conduits located in the common and service areas, central heating, ventilation and air conditioning systems, and electrical, mechanical, and plumbing systems of the Cinemark Building.

     Fund XI-XII-REIT Joint Venture

     On June 21, 1999, Fund XI-REIT Joint Venture, a joint venture between Wells OP and Wells Real Estate Fund XI, L.P. ("Wells Fund XI") a Delaware limited partnership, was amended and restated to admit the Wells Real Estate Fund XII, L.P. ("Wells Fund XII"), a Georgia public limited partnership. Wells Fund XI and Wells Fund XII are all affiliates of the Company and its advisors. The Joint Venture which changed its name to Wells Fund XI-XII-REIT Joint Venture had previously acquired and owned the EYBL CarTex Building located in Greenville, South Carolina. As of December 31, 1999, the Company had contributed $17,585,310 for an approximate 56.8% equity interest in the Fund XI-XII-REIT Joint Venture, Wells Fund XII has made capital contributions of $5,300,000 for an approximate 17.1% equity interest, and Wells Fund XI contributed $8,131,351 for an approximate 26.1% interest in the Fund XI-XII-REIT Joint Venture.

     EYBL CarTex Building

     On May 18, 1999, Wells Real Estate, LLC-SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-XII-REIT Joint Venture (the "Joint Venture"), acquired a manufacturing and office building located in Fountain In, unincorporated Greenville County, South Carolina (the "EYBL CarTex Building"). Wells LLC purchased the EYBL CarTex Building from Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Seller").

     The rights under the Contract were assigned by Wells Capital, Inc., an affiliate of the Partnership and the original purchaser under the Contract, to Wells LLC at closing. The purchase price for the EYBL CarTex Building was $5,085,000. Wells LLC also incurred additional acquisitions expenses in connection with the purchase of the EYBL CarTex Building, including attorney's fees, recording fees and other closing costs, of approximately $37,000.

     The EYBL CarTex Building is a manufacturing and office building consisting of a total of 169,510 square feet comprised of approximately 140,580 square feet of manufacturing space, 25,300 square feet of two-story office space, and 3,360 square feet of cafeteria/training space. An addition was constructed to the EYBL CarTex Building in 1989, which consisted of an additional 64,000 square feet of warehouse space.

     The property, located at 111 SouthChase Boulevard, was developed in the early 1980s on a site of approximately 11.94 acres. The site is located in the SouthChase Industrial Park, which is located adjacent to I-385 in southwest Greenville with easy access to I-85. The current configuration of the parking lot allows for approximately 252 spaces for vehicles, which has proven adequate for current tenant. The landscaping at the facility is in good condition and is consistent with the quality level of the entire complex.

     The entire 169,510 rentable square feet of the EYBL CarTex Building is currently under an Agreement of Lease (the "Lease") with EYBL CarTex, Inc., a South Carolina corporation ("EYBL CarTex"). The Lease was assigned to Wells LLC a the closing.

     The initial term of the Lease is ten years which commenced on March 1, 1998 and expires in February 2008. EYBL CarTex has the right to extend the Lease for two additional five-year periods of time. Each extension option must be exercised by giving notice to the landlord at least 12 months prior to the expiration date of the then current lease term.

     The annual lease rent payable during the first four years of the lease is $508,530 in equal monthly installments of $42,377.50. The annual lease rent for years five and six is $550,907.50, year seven and eight is $593,285, and years nine and ten is $610,236.

     Under the Lease, EYBL CarTex is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the EYBL CarTex Building during the term of the Lease. In addition, EYBL CarTex is responsible for all routine maintenance and repairs to the EYBL CarTex Building. Wells LLC, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

     Pursuant to a lease commission agreement dated February 12, 1998 between Seller and the McNamara Company, Inc., Wells LLC is required to pay on or before March 1 of each year an amount equal to $13,787 as a brokerage fee to the McNamara Company, Inc. through March 1, 2007.

     The average effective annual rental per square foot at the EYBL CarTex Building was $3.31 the first year of occupancy. The occupancy rate at year end was 100% for 1999.

     For additional information regarding the EYBL CarTex Building, refer to Supplement No. 8 dated June 15, 1999, to the Prospectus of Wells Real Estate Investment Trust, Inc. dated January 30, 1998, which is contained in Post-Effective Amendment No. 6 to Form S-11 Registration statement of Wells Real Estate Investment Trust, Inc. filed with the Commission on July 15, 1999 (Commission File No. 333-32099).

     The Sprint Building

     On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet on a 7.12-acre tract of land located in Leawood, Johnson County, Kansas, from Bridge Information Systems America, Inc.

     The purchase price for the Sprint Building was $9,500,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Sprint Building, including attorney's fees, recording fees, and other closing costs, of approximately $46,210.

     The entire 68,900 rentable square feet of the Sprint Building is currently under a net lease agreement with Sprint Communications, Inc. ("Sprint") dated February 14, 1997. The landlord's interest in the lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing. The initial term of the lease is ten years which commenced on May 19, 1997 and expires on May 18, 2007. Sprint as the right to extend the lease for two additional five-year periods of times. The monthly base rent payable under the lease is $83,254.17 ($14.50 per square foot) through May 18, 2002 and $91,866.67
     ($16 per square foot) for the remainder of the lease term. The monthly base rent payable for each extended term of the lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size, and conditions in comparable office buildings in the suburban south Kansas City, Missouri, and south Johnson County, Kansas, areas.

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

     The average effective annual rental per square foot at the Sprint Building was $15.44 the first year of occupancy. The occupancy rate at year end was 100% for 1999.

     For additional information regarding the Sprint Building, refer to Form 8-K of Wells Real Estate Investment Trust, Inc. dated July 2, 1999, which was filed with the Commission on July 16, 1999 (Commission File No. 0-25739).

     Johnson Mathey Building

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

     The Johnson Matthey Building is a 130,000 square foot research and development office and warehouse building that was first constructed in 1973 as a multitenant facility. It was subsequently converted into a single-tenant facility in 1998. The site consists of a ten-acre tract of land located at 434-436 Devon Park Drive in the Tredyffrin Township, Chester County, Pennsylvania.

     The entire 130,000 rentable square feet of the Johnson Matthey Building is currently leased to Johnson Matthey. The Johnson Matthey lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing with the result that the joint venture is now the landlord under the lease. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year three--$789,750, year four-- $809,250, year five--$828,750, year six--$854,750, year seven--$874,250, year eight--$897,000, year nine--$916,500, and year ten--$939,250.

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

     Johnson Matthey has a right of first refusal to purchase the Johnson Matthey Building in the event that the Fund XI-XII-REIT Joint Venture desires to sell the building to an unrelated third party. The joint venture must give Johnson Matthey written notice of its intent to sell the Johnson Matthey Building, and Johnson Matthey will have ten days from the date of such notice to provide written notice of its intent to purchase the building. If Johnson Matthey exercises its right of first refusal, it must purchase the Johnson Matthey Building on the same terms contained in the offer.

     The average effective annual rental per square foot at the Johnson Matthey Building was $6.67 the first year of occupancy. The occupancy rate at year end was 100% for 1999.

     For additional information regarding the Johnson Matthey Building, refer to Supplement No. 10 dated October 10, 1999, to the Prospectus of Wells Real Estate Investment Trust, Inc. dated January 30, 1998, contained in Post Effective Amendment No. 7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. which was filed with the Commission on October 14, 1999 (Commission File No. 333-32099).

     The Gartner Building

     On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office building with approximately 62,400 rentable square feet on a 4.9-acre tract of land located at 12600 Gateway Boulevard in Fort Myers, Lee County, Florida, from Hogan Triad Ft. Myers I, Ltd., a Florida limited partnership.

     The rights under the contract were assigned by Wells Capital, Inc., the original purchaser under the contract, to the Fund XI-XII-REIT Joint Venture at closing. The purchase price for the Gartner Building was $8,320,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Gartner Building, including attorneys' fees, recording fees, and other closing costs, of approximately $27,600.

     The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner dated July 30, 1997 (the "Gartner Lease"). The landlord's interest in the Gartner Lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing.

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

     Under the Gartner Lease, Gartner is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Gartner Building during the term of the Gartner Lease. In addition, Gartner is responsible for all routine maintenance and repairs to the Gartner Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the roof, structure, and paved parking areas.

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

     The "Large Option Building" expansion option allows Gartner the ability to expand into a separate, free-standing facility on the property containing between 60,000 and 75,000 rentable square feet to be constructed by the Fund XI-XII-REIT Joint Venture. Gartner may exercise its expansion right for the "Small Option Building" by providing notice in writing to the Fund XI-XII-REIT Joint Venture on or before February 5, 2002.

     The average effective annual rental per square foot at the Gartner Building was $13.68 the first year of occupancy. The occupancy rate at year end was 100% for 1999.

     For additional information regarding the Gartner Building, refer to Form 8-K of Wells Real Estate Investment Trust, Inc. dated September 20, 1999, which was filed with the Commission on October 5, 1999 (Commission File No. 0-25739).

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Company during 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders for the year 1999.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

As of February 29, 2000, the Company had 15,385,335 shares of common stock outstanding held by a total of 4,211 shareholders. The current offering price per share is $10. There is no established public trading mark for the Company's common stock. Under the Company's Articles of Incorporation, restrictions are imposed on ownership and transfer of shares.

The Company will make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 95% of its real estate investment trust taxable income. The Company intends to make regular quarterly dividend distributions to holders of the shares. Dividends will be made to those shareholders who are shareholders as of the record dates selected by the Directors. Dividends will be paid on a quarterly basis.

Dividend distributions made to the shareholders during 1999 and 1998 (the first year of operations) were as follows:

      Distribution                  Total
      for Quarter                   Cash           Investment      Return of
        Ended                    Distributed         Income         Capital
------------------               -----------      -----------     ----------
March 31, 1998                     $        0         $0.000          $0.00
June 30, 1998                               0          0.000           0.00
September 30, 1998                    102,987          0.150           0.00
December 31, 1998                     408,176          0.160           0.00
March 31, 1999                        628,385          0.174           0.00
June 30, 1999                       1,121,457          0.175           0.00
September 30, 1999                  1,646,751          0.175           0.00
December 31, 1999                   2,168,330          0.175           0.00

The fourth quarter dividend distributions for 1999 were paid to shareholders in February 2000. Although there is no assurance, Management of the Company anticipates that dividend distributions to shareholders will continue in 2000 at a level at least comparable with 1999 dividend distributions.

ITEM 6. SELECTED FINANCIAL DATA

The Company did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 shares on June 5, 1998, and accordingly, there is no comparative financial data available from prior fiscal years. As of December 31, 1997, the Company's assets totaled approximately $490,073 consisting primarily of the Minority interest of Unit Holders and deferred offering costs accrued.

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 1999 and 1998.

                                                    1999             1998
                                                ------------     -----------

        Total assets                            $143,852,290     $42,832,573

        Total revenues                             6,495,395         395,178

        Net income                                 3,884,649         334,034

        Net income allocated to Shareholders       3,884,649         334,034

        Earning per share:
          Basic and diluted                     $       0.50     $      0.40

        Cash distributions                              0.70            0.31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Company and notes thereto.

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Company, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to shareholders in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include changes in general economic conditions, charges in real estate conditions construction costs which may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results of Operations and Changes in Financial Conditions

General

On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscription for 125,000 shares. The Company terminated its initial public offering on December 19, 1999, and on December 20, 1999, the Company commenced a second follow-on public offering of up to 22,200,000 shares of common stock at $10 per share. As of December 31, 1999, the Company had sold a total of 13,471,085 shares for aggregate capital contributions of $134,710,850. After payment of $4,714,880 in Acquisition and Advisory Fees and Expenses, payment of $16,838,857 in selling commissions and organization and offering expenses, and capital contributions to joint ventures and acquisitions expenditures by Wells OP of $112,287,969, the Company was holding net offering proceeds of $869,144 available for investment in properties, as of December 31, 1999.

Gross revenues of the Company of $6,495,395 for the year ended December 31, 1999 were attributable to rental income, interest income earned on funds held by the Company prior to the investment in properties, and income earned from joint ventures. Expenses of the Company were $2,610,746 for the year ended December 31, 1999, and consisted primarily of rental expenses, administrative, accounting fees, and printing expenses. Since the Company did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 shares on June 5, 1998, there is no comparative financial data available for the fiscal years prior to 1998.

Net increase in cash and cash equivalents is primarily the result of raising $103,169,490 in common stock capital contributions offset by acquisition and advisory fees and expenses, commissions, offering costs, capital contributions to joint ventures, and distributions received from joint ventures.

Cash dividends of $0.175 per share were paid to shareholders for the fourth quarter of 1999.

The Company has made an election under Section 856 (C) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1999. As a REIT for federal income tax purposes, the Company generally will not be subject to Federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially adversely affect the Company's net income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the year ended December 31, 1999. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

Recent Accounting Pronouncements

Effective April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and initial application is required to be reported as a cumulative effect of change in accounting principle. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this Statement by the Company in the first quarter of 1999 may result in the write-off of certain capitalized organization costs.

Property Operations

As of December 31, 1999, the Company owned interests in the following operational properties:

                 The ABB Building - IX-X-XI-REIT Joint Venture

                                                           For the Year Ended             One Month
                                                               December 31                  Ended
                                                       ---------------------------
                                                          1999              1998       December 31, 1997
                                                       ----------         --------     -----------------
Revenues:
     Rental income                                     $  987,327         $836,746          $ 28,512
     Interest income                                       58,768           20,192                 0
                                                       ----------         --------          --------
                                                        1,046,095          856,938            28,512
                                                       ----------         --------          --------
Expenses:
     Depreciation                                         537,799          475,020            36,863
     Management and leasing expenses                      120,325          107,338             1,711
     Operating costs, net of reimbursements                (2,532)         (40,641)           10,118
                                                       ----------         --------          --------
                                                          655,592          541,717            48,692
                                                       ----------         --------          --------
Net income (loss)                                      $  390,503         $315,221          $(20,180)
                                                       ==========         ========          ========

Occupied percentage                                            98%              95%               67%
                                                       ==========         ========          ========

Company's ownership percentage                                3.7%             3.8%                0%
                                                       ==========         ========          ========

Cash distributed to the Company                        $   34,965         $ 21,965          $      0
                                                       ==========         ========          ========

Net income allocated to the Company                    $   14,673         $  9,453          $      0
                                                       ==========         ========          ========

Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Other operating expenses were negative for 1999 and 1998 due to an offset of tenant reimbursements in operating costs, as well as management and leasing reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Total expenses increased for 1999 over 1998 due to increased depreciation and management and leasing fees as the building was leased up.

Cash distributions and net income allocated to the Company increased in 1999 over prior year levels due to the lease up of the project. The Company's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999 as compared to 1998 due to additional funding by Wells Fund XI to the Joint Venture in 1999. The ABB Building incurred property taxes of $47,616 for 1999 and $36,771 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 3. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Company was admitted to the Fund IX-X-XI-REIT Joint Venture on June 11, 1998 and began participating in net income and cash distributions in June 1998.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                                                                Eleven
                                                                            Year                Months
                                                                            Ended               Ended
                                                                        December 31,          December 31,
                                                                            1999                 1998
                                                                        ------------          ------------
     Revenues:
        Rental income                                                     $1,027,314             $898,901
                                                                          ----------             --------
     Expenses:
        Depreciation                                                         326,304              299,112
        Management and leasing expenses                                       46,911               41,688
        Other operating expenses, net of reimbursements                      (15,183)               2,863
                                                                          ----------             --------
                                                                             358,032              343,663
                                                                          ----------             --------
     Net income                                                           $  669,282             $555,238
                                                                          ==========             ========

     Occupied percentage                                                         100%                 100%
                                                                          ==========             ========

     Company ownership percentage                                                3.7%                 3.8%
                                                                          ==========             ========

     Cash distributed to the Company                                      $   36,488             $ 21,824
                                                                          ==========             ========

     Net income allocated to the Company                                  $   25,103             $ 14,691
                                                                          ==========             ========

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

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are not available. Other operating expenses are negative due to tenant reimbursements reflected in this category, which includes management and leasing expense reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference is billed to the tenant. The Ohmeda Building incurred property taxes of $249,707 for 1999 and $143,962 for 1998.

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

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                                                 Ten Months
                                                                 Year Ended         Ended
                                                                December 31,      December 31,
                                                                   1999             1998
                                                                ------------     ------------
Revenues:
  Rental income                                                   $829,827         $655,405
  Interest income                                                        0              246
                                                                  --------         --------
                                                                   829,827         $655,651
                                                                  --------         --------
Expenses:
  Depreciation                                                     286,680          238,299
  Management and leasing expenses                                   73,129           55,130
  Other operating expenses, net of reimbursements                   42,431          (65,654)
                                                                  --------         --------
                                                                   402,240          227,775
                                                                  --------         --------
Net income                                                        $427,587         $427,876
                                                                  ========         ========

Occupied percentage                                                    100%             100%
                                                                  ========         ========

Company ownership percentage                                           3.7%             3.8%
                                                                  ========         ========

Cash distribution to the Company                                  $ 26,570         $ 18,126
                                                                  ========         ========

Net income allocated to the Company                               $ 16,041         $ 12,577
                                                                  ========         ========

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are available for only ten months. Other operating expenses for 1998 are negative due to an offset of tenant reimbursements in operating costs as well as management and leasing expense reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled in the following year and the difference is billed to the tenant. The 360 Interlocken Building incurred property taxes of $244,025 for 1999 and $96,747 for 1998.

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

         Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture

                                                                        Seven Months
                                                         Year Ended        Ended
                                                         December 31,   December 31,
                                                            1999           1998
                                                         ------------   ------------
Revenues:
  Rental income                                            $583,009       $291,508
                                                           --------       --------
Expenses:
  Depreciation                                              183,204        106,871
  Management and leasing expenses                            21,479         11,281
  Other operating expenses, net of reimbursements            15,809          9,883
                                                           --------       --------
                                                            220,492        128,035
                                                           --------       --------
Net income                                                 $362,517       $163,473
                                                           =========      ========

Occupied percentage                                             100%           100%
                                                           =========      ========

Company ownership percentage                                    3.7%           3.8%
                                                           =========      ========

Cash distribution to the Company                           $ 18,746       $ 15,279
                                                           =========      ========

Net income allocated to the Company                        $ 13,600       $  6,313
                                                           =========      ========

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building. Under the terms of the lease, the tenant is responsible for all utilities, property taxes and other operating expenses.

Since the Lucent Technologies Building was purchased by the IX-X-XI REIT Joint Venture in June 1998, comparable income and expense figures for the prior year are available for only seven months.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

                Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                                     Nine Months
                                                       Year Ended       Ended
                                                      December 31,   December 31,
                                                         1999           1998
                                                      ------------   ------------
Revenues:
  Rental income                                         $560,906       $373,420
                                                        --------       --------
Expenses:
  Depreciation                                           204,925        145,975
  Management and leasing expenses                         24,295         16,808
  Other operating expenses, net of reimbursements          9,368         (4,579)
                                                        --------       --------
                                                         238,588        158,204
                                                        --------       --------
Net income                                              $322,318       $215,216
                                                        ========       ========

Occupied percentage                                          100%           100%
                                                        ========       ========

Company ownership percentage                                 3.7%           3.8%
                                                        ========       ========

Cash distribution to the Company                        $ 19,188       $  9,048
                                                        ========       ========

Net income allocated to the Company                     $ 12,085       $  5,838
                                                        ========       ========

Since the Iomega Building was purchased in April 1998, comparative income and expense figures for the prior year are available for only nine months. Other operating expenses for 1998 are negative due to tenant reimbursements reflected in this category which include management and leasing expense reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled in the following year and the difference is billed to the tenant. The Iomega Building incurred property taxes of $73,020 for 1999 and $44,559 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

                   Wells/Orange County Joint Venture (Cort)

                                                                             Five Months
                                                               Year Ended       Ended
                                                              December 31,   December 31,
                                                                  1999           1998
                                                              ------------   ------------
Revenues:
  Rental income
  Interest income                                               $795,545       $331,477
                                                                       0            448
                                                                --------       --------
                                                                 795,545        331,925
Expenses:                                                       --------       --------
  Depreciation
  Management and leasing expenses                                186,565         92,087
  Interest expense                                                30,360         12,734
     Other operating expenses, net of reimbursements                   0         29,472
                                                                  27,667          6,218
                                                                --------       --------
                                                                 244,592        140,511
Net income                                                      --------       --------
                                                                $550,953       $191,414
                                                                ========       ========
Occupied percentage
                                                                     100%           100%
                                                                ========       ========
Company ownership percentage
                                                                    43.7%          43.7%
                                                                ========       ========
Cash distribution to the Company
                                                                $306,090       $124,435
                                                                ========       ========
Net income allocated to the Company
                                                                $240,586       $ 91,978
                                                                ========       ========

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

Since the Cort Building was purchased in July 1988, comparable income and expense figures for the prior year are available for only five months. The tenant is responsible for property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

                    Wells/Fremont Joint Venture (Fairchild)

                                                                                              Six Months
                                                                          Year Ended             Ended
                                                                         December 31,         December 31,
                                                                             1999                 1998
                                                                         ------------         ------------
Revenues:
     Rental income                                                         $902,946             $401,058
     Interest income                                                              0                3,896
                                                                           --------             --------
                                                                            902,946              404,954
                                                                           --------             --------
Expenses:
     Depreciation                                                           285,526              142,720
     Management and leasing expenses                                         37,355               16,726
     Interest expense                                                             0               73,919
     Other operating expenses, net of reimbursements                         20,891                9,670
                                                                           --------             --------
                                                                            343,772              243,035
                                                                           --------             --------
Net income                                                                 $559,174             $161,919
                                                                           ========             ========

Occupied percentage                                                             100%                 100%
                                                                           ========             ========

Company ownership percentage                                                   77.5%                77.5%
                                                                           ========             ========

Cash distribution to the Company                                           $611,855             $229,864
                                                                           ========             ========

Net income allocated to the Company                                        $433,383             $122,470
                                                                           ========             ========

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

                                 PWC Building

                                                                                      One Month
                                                                     Year Ended         Ended
                                                                    December 31,     December 31,
                                                                        1999            1998
                                                                    ------------     ------------
Revenues:
Rental income                                                       $2,209,205         $20,994
Interest income                                                              0          14,518
                                                                    ----------       ---------
                                                                     2,209,205          35,512
Expenses:                                                           ----------       ---------
Depreciation                                                           821,492               0
Management and leasing expenses                                        156,471               0
Other operating expenses, net of reimbursements                         83,071          11,033
                                                                    ----------       ---------
                                                                     1,061,034          11,033
                                                                    ----------       ---------
Net income                                                          $1,148,171         $24,479
                                                                    ==========       =========

Occupied percentage                                                        100%            100%
                                                                    ==========       =========

Company ownership percentage                                               100%            100%
                                                                    ==========       =========

Cash distribution to the Company                                    $1,706,048         $24,479
                                                                    ==========       =========

Net income allocated to the Company                                 $1,148,171         $24,479
                                                                    ==========       =========

On December 31, 1998, the Wells OP acquired a four-story office building containing approximately 130,090 rentable square feel on a 9 acre tract of land in Tampa, Florida (the "PWC Building") for a purchase price of $21,127,854, excluding acquisition costs.

The building is 100% leased by PriceWaterhouseCoopers with a lease expiration in December 2008. The annual base rent payable under the PWC Lease is $1,915,741.13 during the first year of the initial lease term. The base rent escalates at the rate of 3% per year throughout the ten year lease term. In addition, PWC is required to pay a "reserve" of all property taxes, operating expenses, and other repair and maintenance work relating to the PWC Building. PWC is also required to reimburse the landlord the cost of casualty insurance for the property.

Since the PWC Building was purchased in December 1998, comparable income and expense figures for the prior year are not available. The PWC Building incurred property taxes of $295,146 for 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc.. refer to Item 2, Properties, page 3.

                  AT&T Building (Formerly Vanguard Cellular)

                                                                Eleven Months
                                                                    Ended
                                                                 December 31,
                                                                    1999
                                                                -------------
     Revenues:
       Rental income                                              $1,366,504
                                                                ------------
     Expenses:
       Depreciation                                                  442,724
       Management and leasing expenses                                48,716
       Other operating expenses                                      223,153
                                                                ------------
                                                                     714,593
                                                                ------------
     Net income                                                   $  651,911
                                                                ============

     Occupied percentage                                                 100%
                                                                ============

     Company's ownership percentage                                      100%
                                                                ============

     Cash distribution to the Company                             $  886,439
                                                                ============

     Net income allocated to the Company                          $  651,911
                                                                ============

On February 4, 1999, Wells OP acquired a four-story office building containing approximately 81,859 rentable square feet on a 10.5-acre tract of land in Harrisburg, Pennsylvania, for a purchase price of $12,291,200, excluding acquisition costs.

The building is 100% occupied by Pennsylvania Cellular Telephone Corporation, with a lease expiration of November 2008. The first annual base rent payable under the lease is $880,264. The second year annual base rent payable will $1,390,833. The base rent escalates at the rate of 2% per year throughout the remainder of the ten-year lease term.

Since the AT&T Building was purchased in February of 1999, comparable income and expense figures for the prior year are not available. Under the terms of the lease, the tenant is responsible for all utilities, property taxes, and other operating expenses.

On April 27, 1999, Vanguard Cellular Systems, Inc. announced that its shareholder approved the merger of Vanguard Cellular into a wholly owned subsidiary of AT&T Corporation ("AT&T") at special meeting of shareholders. The transaction was closed in May 1999.

For comments on the general competitive conditions to which the property may been subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              EYBL CarTex Building/Fund XI-XII-REIT Joint Venture

                                                             Eight Months
                                                                 Ended
                                                             December 31,
                                                                 1999
                                                             ------------
     Revenues:
       Rental income                                         $    350,221
                                                             ------------
     Expenses:
       Depreciation                                               133,072
       Management and leasing expenses                             20,384
       Other operating expenses, net of reimbursements             10,868
                                                                  164,324
                                                             ------------
     Net income                                              $    185,897
                                                             ============
     Occupied percentage                                              100
                                                             ============
     Company's ownership percentage                                  56.8
                                                             ============
     Cash distribution to the Company                        $    169,278
                                                             ============
     Net income allocated to the Company                     $    109,724
                                                             ============

On May 18, 1999, Wells Real Estate, LLC-SC I, a Georgia limited liability company wholly owned by the Wells Fund XI-REIT Joint Venture (which later admitted Wells Fund XII and changed its name to the fund XI-XII-REIT Joint Venture), acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina, for the purchase price of $5,085,000 excluding acquisitions costs.

The building is 100% occupied by EYBL CarTex, Inc. with a lease expiration of February 2008. The monthly base rent payable under the lease is $42,377.50 with an increase to $45,905.95 in the fifth year, $49,440.42 in the seventh year, and $50,853 in the ninth year. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building.

Since the EYBL CarTex Building was purchased in May 1999, comparable income and expense figures for the prior year are not available.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

               The Sprint Building/Fund XI-XII-REIT Joint Venture

                                                           Six Months
                                                             Ended
                                                           December 31,
                                                               1999
                                                           ------------
     Revenues:
       Rental income                                       $   531,993
                                                           -----------
     Expenses:
       Depreciation                                            163,553
       Management and leasing expenses                          18,732
       Other operating expenses, net of reimbursements           6,069
                                                           -----------
                                                               188,354
                                                           -----------
     Net income                                            $   343,639
                                                           ===========
     Occupied percentage                                           100%
                                                           ===========
     Company's ownership percentage                               56.8%
                                                           ===========
     Cash distribution to the Company                      $   269,824
                                                           ===========
     Net income allocated to the Company                   $   196,425
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

Since the Sprint Building was purchased in July 1999, comparative income and expense figures are not available for the prior year.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc refer to Item 2, Properties, page 3.

            Johnson Matthey Building/Fund XI-XII-REIT Joint Venture

                                                               Five Months
                                                                  Ended
                                                               December 31,
                                                                   1999
                                                               ------------
     Revenues:
       Rental income                                           $   325,368
                                                               -----------
     Expenses:
       Depreciation                                                106,461
       Management and leasing expenses                              11,846
       Other operating expenses, net of reimbursements               4,841
                                                               -----------
                                                                   123,148
                                                               -----------
     Net income                                                $   202,220
                                                               ===========
     Occupied percentage                                               100%
                                                               ===========
     Company's ownership percentage                                   56.8%
                                                               ===========
     Cash distribution to the Company                          $   169,381
                                                               ===========
     Net income allocated to the Company                       $   113,483
                                                               ===========

On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a ten-acre tract of land located in Tredyffrin Township, Chester County, Pennsylvania, for a purchase price of $8,000,000, excluding acquisition costs.

The entire Johnson Matthey Building is currently under a net lease with Johnson Matthey and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires in June 2007, and Johnson Matthey has the right to extend the lease for two additional three-year periods of time.

The monthly base rent payable under the Johnson Matthey lease for the remainder of the lease term is $65,812.50 through June 30, 2000, $67,437.50 through June 30, 2001, $69,062.50 through June 30, 2002, $71,229.17 through June 30, 2003,
$72,854.17 through June 30, 2004, $74,750 through June 30, 2005, $76,375 through
June 30, 2006, and $78,270.84 through June 30, 2007.

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

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are not available for the prior year.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc refer to Item 2, Properties, page 3.

              The Gartner Building/Fund XI-XII-REIT Joint Venture

                                                              Four Months
                                                                Ended
                                                              December 31,
                                                                 1999
                                                             ------------
     Revenues:
       Rental income                                         $    235,863
                                                             ------------
     Expenses:
       Depreciation                                               103,496
       Management and leasing expenses                              8,268
       Other operating expenses, net of reimbursements              2,783
                                                             ------------
                                                                  114,547
                                                             ------------
     Net income                                              $    121,316
                                                             ============
     Occupied percentage                                              100%
                                                             ============

     Company's ownership percentage                                  56.8%
                                                             ============
     Cash distribution to the Company                        $     95,307
                                                             ============
     Net income allocated to the Company                     $     68,863
                                                             ============

On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office and building containing approximately 62,400 rentable square feet on a 4.9-acre tract of land located in Ft. Myers, Florida, for a purchase price of $8,320,000, excluding acquisition costs.

The entire 62,400 rentable square feet of the Garter Building is currently under a net lease with Gartner and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires on January 31, 2008. Gartner has the right to extend the lease for two additional five-year periods of time.

The monthly base rent payable under the Gartner Lease for the remainder of the lease term is $53,566.50 through January 31, 2000, $65,886.83 through January 31, 2001, $67,534 through January 31, 2002, $69,222.35 through January 31, 2003
$70,952.89 through January 31, 2004, $72,726.74 through January 31, 2005,
$74,544.92 through January 31, 2006, $76,408.54 through January 31, 2007, and
$78,318.71 through January 31, 2008.

Under the lease, Gartner is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Gartner Building during the term of the Gartner Lease. In addition, Gartner is responsible for all routine maintenance and repairs to the Gartner Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repairs and replacement of the roof, structure, and paved parking areas.

Since the Gartner Building was purchased in September 1999, comparative income and expense figures are not available for the prior year.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc refer to Item 2, Properties, page 3.

                     Marconi Building (formerly Videojet)

                                                   Four Months
                                                      Ended
                                                   December 31,
                                                       1999
                                                   ------------
     Revenues:
       Rental income                               $  1,090,425
                                                   ------------
     Expenses:
       Depreciation                                     391,134
       Management and leasing expenses                   52,295
       Other operating expenses                           6,695
                                                   ------------
                                                        450,124
                                                   ------------
     Net income                                    $    640,301
                                                   ============
     Occupied percentage                                    100%
                                                   ============
     Company's ownership percentage                         100%
                                                   ============
     Cash distribution to the Company              $    829,259
                                                   ============
     Net income allocated to the Company           $    640,301
                                                   ============

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

Since the Marconi Building was purchased in September 1999, comparable income and expense figures for the prior year are not available. Under the terms of the lease, the tenant is responsible for all utilities, property taxes, and other operating expenses.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                               Cinemark Building


                                               One Month
                                                 Ended
                                               December 31,
                                                  1999
                                              ------------
     Revenues:
       Rental income                          $    82,059
                                              ------------
     Expenses:
       Depreciation                                70,753
       Management and leasing expenses                262
       Other operating expenses                    35,222
                                              -----------
                                                  106,237
                                              -----------
     Net loss                                 $   (24,178)
                                              ===========
     Occupied percentage                              100%
                                              ===========
     Company's ownership percentage                   100%
                                              ===========
     Cash distribution to the Company         $    42,467
                                              ===========
     Net loss allocated to the Company        $   (24,178)
                                              ===========

On December 21, 1999, Wells OP acquired a five-story office building containing approximately 118,108 rentable square feet on a 3.52-acre tract of land in Plano, Texas, for a purchase price of 21,800,000, excluding acquisition costs.

The building is 100% leased by Cinemark and Coca-Cola, with lease expirations of November 2009 and November 2006, respectively.

Since the Cinemark Building was purchased in December of 1999, comparable income and expense figures for the year are not available. For the partial month of December ownership, the Cinemark Building incurred property taxes of $6,181.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources

The Company commenced active operations on June 5,1998, when it received and accepted subscriptions for 125,000 units. As of December 31, 1999, the Company raised $134,710,850 in capital through the sale of 13,471,085 shares. After payment of $21,553,737 in acquisition and advisory fees and expenses, selling commissions and organizational and offering expenses, and capital contributions to joint ventures and acquisitions expenditures by Wells OP of $112,287,969, as of December 31, 1999, the Company was holding net offering proceeds of approximately $869,144 available for investment in additional properties.

The Company's net cash provided by (used in) operating activities was $4,008,275 in 1999 and $(275,549) in 1998. Net cash used in investing activities of $105,394,956 in 1999 and $33,500,807 in 1998 is primarily the result of investments in the joint ventures, investments in real estate, deferred project costs paid offset by distributions received from the joint ventures. Distribution to partners began in 1998. Net cash provided by financing activities is the result of raising $103,169,490 in 1999 and $31,540,360 in 1998 in shareholders contributions less commissions and organizational and offering expenses.

The Company's dividends paid and payable through the fourth quarter of 1999 have been paid from cash from operations and from distributions received from its equity investment in joint ventures. The Company anticipates that dividends will continue to be paid on a quarterly basis from such sources. The Company expects to meet liquidity requirements and budget demands through cash flow from operations.

The Company's capital needs and resources are expected to undergo changes as a result of the completion of the Company's initial public offering in December of 1999, the continuation of its current follow-on offering and the future acquisition of properties. Operating cash flow is expected to increase as additional properties are added to the Company's investment portfolio. Dividends to be distributed to shareholders are determined by the Company's board of directors and are dependent upon a number of factors, including funds available for the payment of dividends, the Company's financial condition, the Company's capital expenditure requirements and the annual distribution requirements in order to maintain REIT status under the Internal Revenue Code.

On February 18, 1999, as a part of the transaction involving the development of the Matsushita Project, Wells OP entered into a Rental Income Guaranty Agreement with the Fund VIII-IX Joint Venture, whereby Wells OP guaranteed the Fund VIII-IX Joint Venture that the joint venture would receive income on an existing building previously leased to Matsushita Avionics of at least equal to the rental income and building expenses that the Fund VIII-IX Joint Venture would have received over the remaining term of its lease with Matsushita Avionics. Matsushita Avionics vacated the building owned by the Fund VIII-IX Joint Venture in January 2000, with the existing lease term scheduled to run until September 2003. Currently rental and billing expenses are approximately $90,000 per month. The Company's maximum exposure to liability to the Fund VIII-IX Joint Venture for rental income and building expenses payable pursuant to this Rental Income Guaranty Agreement was taken into account in the economic analysis performed in making the determination to go forward with the Company's development of the Matsushita Project. Management of the Company anticipates that its actual liability will be less than its maximum exposure; however, management cannot, at this time, determine the amount of the Company's actual exposure under this Rental Income Guaranty Agreement. Payments made to the Fund VIII-IX Joint Venture for rental income and building expenses began in January 2000.

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

The Partnership made the transition into the year 2000 without any information systems, business operations or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's accountants or other reportable events during 1999.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 28, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 28, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 28, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 28, 2000.

                                   PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-43 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. Financial statement Schedule III

      Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) On October 5, 1999, the Company filed a Current Report on Form 8-K dated September 20, 1999, reporting the acquisition of the Gartner Building by the Fund XI-XII-REIT Joint Venture.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a) 2 above.


           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2000.

                                       Wells Real Estate Investment Trust, Inc.
                                       (Registrant)



                                       By: /s/Leo F. Wells, III
                                           -------------------------------
                                           Leo F. Wells, III
                                           President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

             Signature                                           Title                                      Date
-----------------------------------------         -------------------------------------          ---------------------------
 /s/Leo F. Wells, III
-----------------------------------------
Leo F. Wells, III                                        President and Director                        March 27, 2000
                                                     (Principal Executive Officer)

/s/Walter W. Sessoms
-----------------------------------------
Walter W. Sessoms                                           Director                                   March 27, 2000

/s/John L. Bell
-----------------------------------------
John L. Bell                                                Director                                   March 27, 2000

/s/Richard W. Carpent
-----------------------------------------
Richard W. Carpenter                                        Director                                   March 27, 2000

/s/Bud Carter
-----------------------------------------
Bud Carter                                                  Director                                   March 27, 2000

/s/Donald S. Moss
-----------------------------------------
Donald S. Moss                                              Director                                   March 27, 2000

-----------------------------------------
Neil H. Strickland                                          Director                                   March 27, 2000

-----------------------------------------
William H. Keogler, J                                       Director                                   March 27, 2000

/s/Douglas P. William
-----------------------------------------
Douglas P. Williams                                      Executive Vice President                      March 27, 2000
                                                  (Principal Financial and Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                               Financial Statements                                       Page
------------------------------------------------------------------------------          --------
Independent Auditors' Report                                                               F2

Balance Sheets as of December 31, 1999 and 1998                                            F3

Statements of Income for the Years ended December 31, 1999 and 1998                        F4

Statements of Partners' Capital for the Years Ended December 31, 1999 and 1998             F5

Statements of Cash Flows for the Years Ended December 31, 1999 and 1998                    F6

Notes to Financial Statements for December 31, 1999 and 1998                               F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Investment Trust, Inc.:


We have audited the accompanying consolidated balance sheets of WELLS REAL ESTATE INVESTMENT TRUST, INC. (a Maryland corporation) AND SUBSIDIARY as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Investment Trust, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 20, 2000

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                              ASSETS

                                                                                           1999            1998
                                                                                       ------------    ------------
REAL ESTATE ASSETS, at cost:
   Land                                                                                $ 14,500,822    $  1,520,834
   Building, less accumulated depreciation of $1,726,103 and $0 at
      December 31, 1999 and 1998, respectively                                           81,507,040      20,076,845
   Construction in progress                                                              12,561,459               0
                                                                                       ------------    ------------
            Total real estate assets                                                    108,569,321      21,597,679

INVESTMENT IN JOINT VENTURES                                                             29,431,176      11,568,677

CASH AND CASH EQUIVALENTS                                                                 2,929,804       7,979,403

DEFERRED OFFERING COSTS                                                                     964,941         548,729

DEFERRED PROJECT COSTS                                                                       28,093         335,421

DUE FROM AFFILIATES                                                                         648,354         262,345

PREPAID EXPENSES AND OTHER ASSETS                                                         1,280,601         540,319
                                                                                       ------------    ------------
            Total assets                                                               $143,852,290    $ 42,832,573
                                                                                       ============    ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Accounts payable and accrued expenses                                               $    461,300    $    187,827
   Notes payable                                                                         23,929,228      14,059,930
   Dividends payable                                                                      2,166,701         408,176
   Due to affiliate                                                                       1,079,466         554,953
                                                                                       ------------    ------------
            Total liabilities                                                            27,636,695      15,210,886
                                                                                       ------------    ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNIT HOLDER IN OPERATING PARTNERSHIP                                   200,000         200,000
                                                                                       ------------    ------------
SHAREHOLDERS' EQUITY:
   Common shares, $.01 par value; 40,000,000 shares authorized, 13,471,085 shares issued and outstanding at December 31, 1999 and 3,154,136 shares
      issued and outstanding at December 31, 1998                                           134,710          31,541
   Additional paid-in capital                                                           115,880,885      27,056,112
   Retained earnings                                                                              0         334,034
                                                                                       ------------    ------------
            Total shareholders' equity                                                  116,015,595      27,421,687
                                                                                       ------------    ------------
            Total liabilities and shareholders' equity                                 $143,852,290    $ 42,832,573
                                                                                       ============    ============

      The accompanying notes are an integral part of these consolidated balance sheets.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                       CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                             1999           1998
                                                          ----------     ----------
REVENUES:
    Rental income                                         $4,735,184     $   20,994
    Equity in income of joint ventures                     1,243,969        263,315
    Interest income                                          502,993        110,869
    Other income                                              13,249              0
                                                          ----------     ----------
                                                           6,495,395        395,178
                                                          ----------     ----------
EXPENSES:
    Depreciation                                           1,726,103              0
    Interest expense                                         442,029         11,033
    Operating costs, net of reimbursements                   (74,666)             0
    Management and leasing fees                              257,744              0
    General and administrative                               123,776         29,943
    Legal and accounting                                     115,471         19,552
    Computer costs                                            11,368            616
    Amortization of organizational costs                       8,921              0
                                                          ----------     ----------
                                                           2,610,746         61,144
                                                          ----------     ----------
NET INCOME                                                $3,884,649     $  334,034
                                                          ==========     ==========

EARNINGS PER SHARE:
    Basic and diluted                                     $     0.50     $     0.40
                                                          ==========     ==========

             The accompanying notes are an integral part of these
                           consolidated statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                     Additional                       Total
                                               Common Stock           Paid-In        Retained     Shareholders'
                                         -----------------------
                                           Shares       Amount        Capital        Earnings         Equity
                                         ----------   ----------   -------------   ------------   -------------
BALANCE, December 31, 1997                      100    $       1    $        999    $         0    $      1,000

   Issuance of common stock               3,154,036       31,540      31,508,820              0      31,540,360
   Net income                                     0            0               0        334,034         334,034
   Dividends ($.31 per share)                     0            0        (511,163)             0        (511,163)
   Sales commissions                              0            0      (2,996,334)             0      (2,996,334)
   Other offering expenses                        0            0        (946,210)             0        (946,210)
                                         ----------    ---------    ------------    -----------    ------------
BALANCE, December 31, 1998                3,154,136       31,541      27,056,112        334,034      27,421,687

   Issuance of common stock              10,316,949      103,169     103,066,321              0     103,169,490
   Net income                                     0            0               0      3,884,649       3,884,649
   Dividends ($.70 per share)                     0            0      (1,346,240)    (4,218,683)     (5,564,923)
   Sales commissions                              0            0      (9,801,197)             0      (9,801,197)
   Other offering expenses                        0            0      (3,094,111)             0      (3,094,111)
                                         ----------    ---------    ------------    -----------    ------------
BALANCE, December 31, 1999               13,471,085    $ 134,710    $115,880,885    $         0    $116,015,595
                                         ==========    =========    ============    ===========    ============

             The accompanying notes are an integral part of these
                           consolidated statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                    1999            1998
                                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $   3,884,649    $     334,034
                                                                               -------------    -------------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Equity in income of joint ventures                                       (1,243,969)        (263,315)
         Depreciation                                                              1,726,103                0
         Amortization of organizational costs                                          8,921                0
         Changes in assets and liabilities:
            Prepaid expenses and other assets                                       (749,203)        (540,319)
            Accounts payable and accrued expenses                                    273,473          187,827
            Due to affiliates                                                        108,301            6,224
                                                                               -------------    -------------
               Total adjustments                                                     123,626         (609,583)
                                                                               -------------    -------------
               Net cash provided by (used in) operating activities                 4,008,275         (275,549)
                                                                               -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in real estate                                                     (85,514,506)     (21,299,071)
   Investment in joint ventures                                                  (17,641,211)     (11,276,007)
   Deferred project costs paid                                                    (3,610,967)      (1,103,913)
   Distributions received from joint ventures                                      1,371,728          178,184
                                                                               -------------    -------------
               Net cash used in investing activities                            (105,394,956)     (33,500,807)
                                                                               -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                    40,594,463       14,059,930
   Repayments of notes payable                                                   (30,725,165)               0
   Dividends paid to shareholders                                                 (3,806,398)        (102,987)
   Issuance of common stock                                                      103,169,490       31,540,360
   Sales commissions paid                                                         (9,801,197)      (2,996,334)
   Other offering costs paid                                                      (3,094,111)        (946,210)
                                                                               -------------    -------------
               Net cash provided by financing activities                          96,337,082       41,554,759
                                                                               -------------    -------------
NET (DECREASE) increase IN CASH AND CASH EQUIVALENTS                              (5,049,599)       7,778,403

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       7,979,403          201,000
                                                                               -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $   2,929,804    $   7,979,403
                                                                               =============    =============

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Deferred project costs applied to real estate assets                        $   3,183,239    $     298,608
                                                                               =============    =============

   Deferred project costs contributed to joint ventures                        $     735,056    $     469,884
                                                                               =============    =============

   Deferred offering costs due to affiliate                                    $     416,212    $           0
                                                                               =============    =============

             The accompanying notes are an integral part of these
                           consolidated statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1999 AND 1998


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Wells Real Estate Investment Trust, Inc. (the "Company") is a Maryland corporation that qualifies as a real estate investment trust ("REIT"). The Company is conducting an offering for the sale of a maximum of 40,000,000 (exclusive of 2,200,000 shares available pursuant to the Company's dividend reinvestment plan) shares of common stock, $.01 par value per share, at a price of $10 per share. The Company will seek to acquire and operate commercial properties, including, but not limited to, office buildings, shopping centers, business and industrial parks, and other commercial and industrial properties, including properties which are under construction, are newly constructed, or have been constructed and have operating histories. All such properties may be acquired, developed, and operated by the Company alone or jointly with another party. The Company is likely to enter into one or more joint ventures with affiliated entities for the acquisition of properties. In connection with this, the Company may enter into joint ventures for the acquisition of properties with prior or future real estate limited partnership programs sponsored by Wells Capital, Inc. (the "Advisor") or its affiliates.

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

     The Operating Partnership owns the following properties directly: (i) the PriceWaterhouseCoopers property (the "PwC Building"), a four-story office building located in Tampa, Florida; (ii) the AT&T Building, a four-story office building located in Harrisburg, Pennsylvania; (iii) the Marconi Data Systems property (the "Marconi Building"), a two-story office building located in Wood Dale, Illinois; and (iv) the Cinemark Building, a five-story office building located in Plano, Texas.

     The Company also owns interests in several properties through a joint venture among the Operating Partnership, Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), Wells Real Estate Fund X, L.P. ("Wells Fund X"), and Wells Real Estate Fund XI, L.P. ("Wells Fund XI"). This joint venture is referred to as the Fund IX, Fund X, Fund XI, and REIT Joint Venture ("Fund IX, X, XI, and REIT Joint Venture"). In addition, the Company owns an interest in several properties through a joint venture between Wells Fund XI, Wells Real Estate Fund XII, L.P. ("Wells Fund XII"), and the Operating Partnership, which is referred to as Wells Fund XI, XII and REIT Joint Venture. The Company owns two properties through a joint venture between the Operating Partnership and Fund X and XI Associates, a joint venture between Wells Fund X and Wells Fund XI.

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

     The following properties are owned by the Company through its investment in a joint venture with Fund X and XI Associates: (i) a one-story office and warehouse building in Fountain Valley, California (the "Cort Furniture Building") owned by Wells/Orange County Associates and (ii) a warehouse and office building in Fremont, California (the "Fairchild Building") owned by Wells/Fremont Associates.

     Through its investment in the Wells Fund XI, XII, and REIT Joint Venture, the Company owns interests in the following properties: (i) a two-story manufacturing and office building in Greenville County, South Carolina (the "EYBL CarTex Building"), (ii) a three-story office building Leawood, Kansas (the "Sprint Building"), (iii) an office and warehouse building in Chester County, Pennsylvania (the "Johnson Matthey Building"), and (iv) a two-story office building in Ft. Myers, Florida (the "Gartner Building").

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

     Income Taxes

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1998. As a result, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Additionally, the Operating Partnership is not subject to federal or state income taxes. Accordingly, no provision has been made for federal or state income taxes in the accompanying consolidated financial statements for the years ended December 31, 1999 and 1998.

     Real Estate Assets

     Real estate assets held by the Company and joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repair and maintenance are expensed as incurred.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Company or the joint ventures as of December 31, 1999.

     Depreciation of building and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

     Investment in Joint Ventures

     Basis of Presentation. The Operating Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Operating Partnership's investment in the joint ventures is recorded using the equity method of accounting.

     Partners' Distributions and Allocations of Profit and Loss. Cash available for distribution and allocations of profit and loss to the Operating Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Operating Partnership on a quarterly basis.

     Deferred Lease Acquisition Costs. Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

     Revenue Recognition

     All leases on real estate assets held by the Company or the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

     Cash and Cash Equivalents

     For the purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

     Earnings Per Share

     Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share, as there is no dilutive impact created from the Company's stock option plan (Note 10) using the treasury stock method.

2.   DEFERRED PROJECT COSTS

     The Company paid a percentage of shareholder contributions to the Advisor for acquisition and advisory services. These payments, as stipulated in the prospectus, can be up to 3.5% of shareholder contributions, subject to certain overall limitations contained in the prospectus. Aggregate fees paid through December 31, 1999 were $4,714,880 and amounted to 3.5% of shareholders' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures or real estate assets. Deferred project costs at December 31, 1999 and 1998 represent fees not yet applied to properties.

3.   DEFERRED OFFERING COSTS

     Organization and offering expenses, to the extent they exceed 3% of gross offering proceeds, will be paid by the Advisor and not by the Company. Organization and offering expenses do not include sales or underwriting commissions but do include such costs as legal and accounting fees, printing costs, and other offering expenses.

     As of December 31, 1999, the Advisor paid organization and offering expenses on behalf of the Company in the aggregate amount of $5,005,262, of which the Advisor was reimbursed $4,040,321, which did not exceed the 5% limitation. The unpaid portion of deferred offering costs is $964,941 and is included in due to affiliate in the accompanying balance sheet.

4.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1999 represents the Operating Partnership's share of the cash to be distributed from its joint venture investments for the fourth quarter of 1999 and 1998 as follows:

                                                                        1999            1998
                                                                     ---------       ---------
               Fund IX, X, XI, and REIT Joint Venture                $  32,079       $  38,360
               Wells/Orange County Associates                           75,953          77,123
               Wells/Fremont Associates                                152,681         146,862
               Fund XI, XII, and REIT                                  387,641               0
                                                                     ---------       ---------
                                                                      $648,354        $262,345
                                                                     =========       =========

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

     The Operating Partnership's portion of the management and leasing fees and lease acquisition costs paid to Wells Management by the joint ventures was $336,517 for the year ended December 31, 1999.

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

5.   INVESTMENT IN JOINT VENTURES

     The Operating Partnership's investment and percentage ownership in joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                                      1999                            1998
                                                           -------------------------       ------------------------
                                                              Amount        Percent           Amount       Percent
                                                           -----------    ----------       -----------    ---------
     Fund IX, X, XI, and REIT Joint Venture                $ 1,388,884         4%          $ 1,443,378          4%
     Wells/Orange County Associates                          2,893,112        44             2,958,617         44
     Wells/Fremont Associates                                6,988,210        78             7,166,682         78
     Fund XI, XII, and REIT Joint Venture                   18,160,970        57                     0          0
                                                           -----------                     -----------
                                                           $29,431,176                     $11,568,677
                                                           ===========                     ===========

     The following is a rollforward of the Operating Partnership's investment in joint ventures for the years ended December 31, 1999 and 1998:

                                                                              1999              1998
                                                                          -----------        -----------
        Investment in joint ventures, beginning of year                   $11,568,677        $         0
        Equity in income of joint ventures                                  1,243,969            263,315
        Contributions to joint ventures                                    18,376,267         11,745,890
        Distributions from joint ventures                                  (1,757,737)          (440,528)
                                                                          -----------        -----------
        Investment in joint ventures, end of year                         $29,431,176        $11,568,677
                                                                          ===========        ===========

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

     Following are the financial statements for the Fund IX, X, XI, and REIT Joint Venture:

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998


                                    Assets

                                                                                      1999               1998
                                                                                  -------------       ------------
Real estate assets, at cost:
    Land                                                                           $  6,698,020       $  6,454,213
    Building and improvements, less accumulated depreciation of
       $2,792,068 in 1999 and $1,253,156 in 1998                                     29,878,541         30,686,845
    Construction in progress                                                                  0                990
                                                                                    -----------       ------------
              Total real estate assets                                               36,576,561         37,142,048
Cash and cash equivalents                                                             1,146,874          1,329,457
Accounts receivable                                                                     554,965            133,257
Prepaid expenses and other assets                                                       526,409            441,128
                                                                                    -----------       ------------
              Total assets                                                          $38,804,809        $39,045,890
                                                                                    ===========       ============

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                              $     704,914      $     409,737
    Due to affiliates                                                                     6,379              4,406
    Partnership distributions payable                                                   804,734          1,000,127
                                                                                    -----------       ------------
              Total liabilities                                                       1,516,027          1,414,270
                                                                                    -----------       ------------
Partners' capital:
    Wells Real Estate Fund IX                                                        14,590,626         14,960,100
    Wells Real Estate Fund X                                                         18,000,869         18,707,139
    Wells Real Estate Fund XI                                                         3,308,403          2,521,003
    Wells Operating Partnership, L.P.                                                 1,388,884          1,443,378
                                                                                    -----------       ------------
              Total partners' capital                                                37,288,782         37,631,620
                                                                                    -----------       ------------
              Total liabilities and partners' capital                               $38,804,809        $39,045,890
                                                                                    ===========       ============

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                         1999              1998            1997
                                                                       ----------        ----------       --------
Revenues:
    Rental income                                                      $3,932,962        $2,945,980        $28,512
    Interest income                                                       120,080            20,438              0
                                                                       ----------        ----------       --------
                                                                        4,053,042         2,966,418         28,512
                                                                       ----------        ----------       --------
Expenses:
    Depreciation                                                        1,538,912         1,216,293         36,863
    Management and leasing fees                                           286,139           226,643          1,711
    Operating costs, net of reimbursements                                (43,501)         (140,506)        10,118
    Property administration expense                                        63,311            34,821              0
    Legal and accounting                                                   35,937            15,351              0
                                                                       ----------        ----------       --------
                                                                        1,880,798         1,352,602         48,692
                                                                       ----------        ----------       --------
Net income (loss)                                                      $2,172,244        $1,613,816       $(20,180)
                                                                       ==========        ==========       ========

Net income (loss) allocated to Wells Real Estate Fund IX               $  850,072        $  692,116       $(10,145)
                                                                       ==========        ==========       ========

Net income (loss) allocated to Wells Real Estate Fund X                $1,056,316        $  787,481       $(10,035)
                                                                       ==========        ==========       ========

Net income allocated to Wells Real Estate Fund XI                      $  184,355        $   85,352       $      0
                                                                       ==========        ==========       ========

Net income allocated to Wells Operating Partnership, L.P.              $   81,501        $   48,867       $      0
                                                                       ==========        ==========       ========


                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997


                                           Wells Real        Wells Real       Wells Real            Wells              Total
                                             Estate            Estate           Estate            Operating          Partners'
                                             Fund IX           Fund X           Fund XI       Partnership, L.P.       Capital
                                           ----------        ----------       -----------     -----------------      ---------
Balance, December 31, 1996                 $         0       $         0      $        0         $        0         $         0
   Net loss                                    (10,145)          (10,035)              0                  0             (20,180)
   Partnership contributions                 3,712,938         3,672,838               0                  0           7,385,776
                                          ------------       -----------      ----------         ----------         -----------
Balance, December 31, 1997                   3,702,793         3,662,803               0                  0           7,365,596
   Net income                                  692,116           787,481          85,352             48,867           1,613,816
   Partnership contributions                11,771,312        15,613,477       2,586,262          1,480,741          31,451,792
   Partnership distributions                (1,206,121)       (1,356,622)       (150,611)           (86,230)         (2,799,584)
                                          ------------       -----------      ----------         ----------         -----------
Balance, December 31, 1998                  14,960,100        18,707,139       2,521,003          1,443,378          37,631,620
   Net income                                  850,072         1,056,316         184,355             81,501           2,172,244
   Partnership contributions                   198,989                 0         911,027                  0           1,110,016
   Partnership distributions                (1,418,535)       (1,762,586)       (307,982)          (135,995)         (3,625,098)
                                          ------------       -----------      ----------         ----------         -----------
Balance, December 31, 1999                 $14,590,626       $18,000,869      $3,308,403         $1,388,884         $37,288,782
                                          ============       ===========      ==========         ==========         ===========

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                     1999              1998               1997
                                                                  ----------        ------------     ------------
Cash flows from operating activities:
    Net income (loss)                                             $2,172,244        $  1,613,816     $    (20,180)
                                                                  ----------        ------------     ------------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                            1,538,912           1,216,293           36,863
           Changes in assets and liabilities:
              Accounts receivable                                   (421,708)            (92,745)         (40,512)
              Prepaid expenses and other assets                      (85,281)           (111,818)        (329,310)
              Accounts payable                                       295,177              29,967          379,770
              Due to affiliates                                        1,973               1,927            2,479
                                                                  ----------        ------------     ------------
                 Total adjustments                                 1,329,073           1,043,624           49,290
                                                                  ----------        ------------     ------------
                 Net cash provided by operating
                     activities                                    3,501,317           2,657,440           29,110
                                                                  ----------        ------------     ------------
Cash flows from investing activities:
    Investment in real estate                                       (930,401)        (24,788,070)      (5,715,847)
                                                                  ----------        ------------     ------------
Cash flows from financing activities:
    Distributions to joint venture partners                       (3,820,491)         (1,799,457)               0
    Contributions received from partners                           1,066,992          24,970,373        5,975,908
                                                                  ----------        ------------     ------------
                 Net cash (used in) provided by
                     financing activities                         (2,753,499)         23,170,916        5,975,908
                                                                  ----------        ------------     ------------
Net (decrease) increase in cash and cash equivalents                (182,583)          1,040,286          289,171
Cash and cash equivalents, beginning of year                       1,329,457             289,171                0
                                                                  ----------        ------------     ------------
Cash and cash equivalents, end of year                            $1,146,874        $  1,329,457      $   289,171
                                                                  ==========        ============     ============

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture           $   43,024        $  1,470,780      $   318,981
                                                                  ==========        ============     ============

    Contribution of real estate assets to joint venture           $        0        $  5,010,639      $ 1,090,887
                                                                  ==========        ============     ============

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

Following are the financial statements for Wells/Orange County Associates:

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                                        1999              1998
                                                                                      ----------        ----------
Real estate assets, at cost:
    Land                                                                              $2,187,501        $2,187,501
    Building, less accumulated depreciation of $278,652 in 1999 and $92,087
       in 1998                                                                         4,385,463         4,572,028
                                                                                      ----------        ----------
              Total real estate assets                                                 6,572,964         6,759,529
Cash and cash equivalents                                                                176,666           180,895
Accounts receivable                                                                       49,679            13,123
                                                                                      ----------        ----------
              Total assets                                                            $6,799,309        $6,953,547
                                                                                      ==========        ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                  $        0        $    1,550
    Partnership distributions payable                                                    173,935           176,614
                                                                                      ----------        ----------
              Total liabilities                                                          173,935           178,164
                                                                                      ----------        ----------
Partners' capital:
    Wells Operating Partnership, L.P.                                                  2,893,112         2,958,617
    Fund X and XI Associates                                                           3,732,262         3,816,766
                                                                                      ----------        ----------
              Total partners' capital                                                  6,625,374         6,775,383
                                                                                      ----------        ----------
              Total liabilities and partners' capital                                 $6,799,309        $6,953,547
                                                                                      ==========        ==========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                             Statements of Income
                for the Years Ended December 31, 1999 and 1998

                                                                                1999               1998
                                                                              --------           --------
Revenues:
    Rental income                                                             $795,545           $331,477
    Interest income                                                                  0                448
                                                                              --------           --------
                                                                               795,545            331,925
                                                                              --------           --------

Expenses:
    Depreciation                                                               186,565             92,087
    Management and leasing fees                                                 30,360             12,734
    Operating costs, net of reimbursements                                      22,229              2,288
    Interest                                                                         0             29,472
    Legal and accounting                                                         5,439              3,930
                                                                              --------           --------
                                                                               244,593            140,511
                                                                              --------           --------
Net income                                                                    $550,952           $191,414
                                                                              ========           ========

Net income allocated to Wells Operating Partnership, L.P.                     $240,585           $ 91,978
                                                                              ========           ========

Net income allocated to Fund X and XI Associates                              $310,367           $ 99,436
                                                                              ========           ========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 1999 and 1998


                                                          Wells
                                                        Operating             Fund X            Total
                                                       Partnership,           and XI           Partners'
                                                           L.P.             Associates          Capital
                                                       ------------        -----------        -----------
Balance, December 31, 1997                               $        0         $        0         $        0
    Net income                                               91,978             99,436            191,414
    Partnership contributions                             2,991,074          3,863,272          6,854,346
    Partnership distributions                              (124,435)          (145,942)          (270,377)
                                                       ------------        -----------        -----------
Balance, December 31, 1998                                2,958,617          3,816,766          6,775,383
    Net income                                              240,585            310,367            550,952
    Partnership distributions                              (306,090)          (394,871)          (700,961)
                                                       ------------        -----------        -----------
Balance, December 31, 1999                               $2,893,112         $3,732,262         $6,625,374
                                                       ============        ===========        ===========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
                for the Years Ended December 31, 1999 and 1998

                                                                                            1999           1998
                                                                                         ---------     -----------
Cash flows from operating activities:
    Net income                                                                           $ 550,952     $   191,414
                                                                                         ---------     -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                    186,565          92,087
           Changes in assets and liabilities:
              Accounts receivable                                                          (36,556)        (13,123)
              Accounts payable                                                              (1,550)          1,550
                                                                                         ---------     -----------
                 Total adjustments                                                         148,459          80,514
                                                                                         ---------     -----------
                 Net cash provided by operating activities                                 699,411         271,928
                                                                                         ---------     -----------
Cash flows from investing activities:
    Investment in real estate                                                                    0      (6,563,700)
                                                                                         ---------     -----------
Cash flows from financing activities:
    Issuance of note payable                                                                     0       4,875,000
    Payment of note payable                                                                      0      (4,875,000)
    Distributions to partners                                                             (703,640)        (93,763)
    Contributions received from partners                                                         0       6,566,430
                                                                                         ---------     -----------
                 Net cash (used in) provided by financing activities                      (703,640)      6,472,667
                                                                                         ---------     -----------
Net (decrease) increase in cash and cash equivalents                                        (4,229)        180,895
Cash and cash equivalents, beginning of year                                               180,895               0
                                                                                         ---------     -----------
Cash and cash equivalents, end of year                                                   $ 176,666     $   180,895
                                                                                         =========     ===========
Supplemental disclosure of noncash activities:

    Deferred project costs contributed to joint venture                                  $       0     $   287,916
                                                                                         =========     ===========

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

Following are the financial statements for Wells/Fremont Associates:

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998


                                         Assets

                                                                                         1999              1998
                                                                                      ----------        ----------
Real estate assets, at cost:
    Land                                                                              $2,219,251        $2,219,251
    Building, less accumulated depreciation of $428,246 in 1999 and
       $142,720 in 1998                                                                6,709,912         6,995,439
                                                                                      ----------        ----------
              Total real estate assets                                                 8,929,163         9,214,690
Cash and cash equivalents                                                                189,012           192,512
Accounts receivable                                                                       92,979            34,742
                                                                                      ----------        ----------
              Total assets                                                            $9,211,154        $9,441,944
                                                                                      ==========        ==========

                            Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                  $    2,015        $    3,565
    Due to affiliate                                                                       5,579             2,052
    Partnership distributions payable                                                    186,997           189,490
                                                                                      ----------        ----------
              Total liabilities                                                          194,591           195,107
                                                                                      ----------        ----------
Partners' capital:
    Wells Operating Partnership, L.P.                                                  6,988,210         7,166,682
    Fund X and XI Associates                                                           2,028,353         2,080,155
                                                                                      ----------        ----------
              Total partners' capital                                                  9,016,563         9,246,837
                                                                                      ----------        ----------
              Total liabilities and partners' capital                                 $9,211,154        $9,441,944
                                                                                      ==========        ==========

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                             Statements of Income
                for the Years Ended December 31, 1999 and 1998

                                                                                       1999            1998
                                                                                     --------        --------
Revenues:
   Rental income                                                                     $902,946        $401,058
   Interest income                                                                          0           3,896
                                                                                     --------        --------
                                                                                      902,946         404,954
                                                                                     --------        --------

Expenses:
   Depreciation                                                                       285,526         142,720
   Management and leasing fees                                                         37,355          16,726
   Operating costs, net of reimbursements                                              16,006           3,364
   Interest                                                                                 0          73,919
   Legal and accounting                                                                 4,885           6,306
                                                                                     --------        --------
                                                                                      343,772         243,035
                                                                                     --------        --------
Net income                                                                           $559,174        $161,919
                                                                                     ========        ========

Net income allocated to Wells Operating Partnership, L.P.                            $433,383        $122,470
                                                                                     ========        ========

Net income allocated to Fund X and XI Associates                                     $125,791        $ 39,449
                                                                                     ========        ========


                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 1999 and 1998


                                                                   Wells
                                                                 Operating         Fund X            Total
                                                                Partnership,        and XI         Partners'
                                                                    L.P.          Associates        Capital
                                                                ------------     ------------     -----------
Balance, December 31, 1997                                        $        0       $        0      $        0
   Net income                                                        122,470           39,449         161,919
   Partner contributions                                           7,274,075        2,083,334       9,357,409
   Partnership distributions                                        (229,863)         (42,628)       (272,491)
                                                                ------------     ------------     -----------
Balance, December 31, 1998                                         7,166,682        2,080,155       9,246,837
   Net income                                                        433,383          125,791         559,174
   Partnership distributions                                        (611,855)        (177,593)       (789,448)
                                                                ------------     ------------     -----------
Balance, December 31, 1999                                        $6,988,210       $2,028,353      $9,016,563
                                                                ============     ============     ===========

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
                for the Years Ended December 31, 1999 and 1998

                                                                                         1999             1998
                                                                                      ----------       -----------
Cash flows from operating activities:
   Net income                                                                          $ 559,174       $   161,919
                                                                                      ----------       -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                    285,526           142,720
         Changes in assets and liabilities:
            Accounts receivable                                                          (58,237)          (34,742)
            Accounts payable                                                              (1,550)            3,565
            Due to affiliate                                                               3,527             2,052
                                                                                      ----------       -----------
               Total adjustments                                                         229,266           113,595
                                                                                      ----------       -----------
               Net cash provided by operating activities                                 788,440           275,514
                                                                                      ----------       -----------
Cash flows from investing activities:
   Investment in real estate                                                                   0        (8,983,111)
                                                                                      ----------       -----------
Cash flows from financing activities:
   Issuance of note payable                                                                    0         5,960,000
   Payment of note payable                                                                     0        (5,960,000)
   Distributions to partners                                                            (791,940)          (83,001)
   Contributions received from partners                                                        0         8,983,110
                                                                                      ----------       -----------
               Net cash (used in) provided by financing activities                      (791,940)        8,900,109
                                                                                      ----------       -----------
Net (decrease) increase in cash and cash equivalents                                      (3,500)          192,512
Cash and cash equivalents, beginning of year                                             192,512                 0
                                                                                      ----------       -----------
Cash and cash equivalents, end of year                                                 $ 189,012       $   192,512
                                                                                      ==========       ===========
Supplemental disclosure of noncash activities:
   Deferred project costs contributed to joint venture                                 $       0       $   374,299
                                                                                      ==========       ===========

Fund XI, XII, and REIT Joint Venture

On May 1, 1999, the Operating Partnership entered into a joint venture with Wells Fund XII and Wells Fund XI. On May 18, 1999, the joint venture purchased a 169,510-square-foot, two-story manufacturing and office building, known as EYBL CarTex, in Fountain Inn, South Carolina. On July 21, 1999, the joint venture purchased a 68,900 square-foot, three-story-office building, known as the Sprint Building, in Leawood, Kansas. On August 17, 1999, the joint venture purchased a 130,000 square-foot office and warehouse building, known as the Johnson Matthey Building, in Chester County, Pennsylvania. On September 20, 1999, the joint venture purchased a 62,400 square-foot, two-story office building, known as the Gartner Building, in Fort Myers, Florida.

Following are the financial statements for the Fund XI, XII, and REIT Joint
Venture:

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 1999

                                    Assets
Real estate assets, at cost:
    Land                                                                       $  5,048,797
    Building and improvements, less accumulated depreciation of $506,582         26,811,869
                                                                               ------------
              Total real estate assets                                           31,860,666
Cash and cash equivalents                                                           766,278
Accounts receivable                                                                 133,777
Prepaid assets and other expenses                                                    26,486
                                                                               ------------
              Total assets                                                     $ 32,787,207
                                                                               ============

                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                           $    112,457
    Partnership distributions payable                                               680,294
                                                                               ------------
              Total liabilities                                                     792,751
Partners' capital:                                                             ------------
    Wells Real Estate Fund XI                                                     8,365,852
    Wells Real Estate Fund XII                                                    5,467,634
    Wells Operating Partnership, L.P.                                            18,160,970
                                                                               ------------
              Total partners' capital                                            31,994,456
                                                                               ------------
              Total liabilities and partners' capital                          $ 32,787,207
                                                                               ============

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                              Statement of Income
                     for the Year Ended December 31, 1999

Revenues:
    Rental income                                              $ 1,443,446
    Other income                                                        57
                                                              ------------
                                                                 1,443,503
                                                              ------------
Expenses:
    Depreciation                                                   506,582
    Management and leasing fees                                     59,230
    Operating costs, net of reimbursements                           6,433
    Property administration                                         14,185
    Legal and accounting                                             4,000
                                                              ------------
                                                                   590,430
                                                              ------------
Net income                                                     $   853,073
                                                              ============

Net income allocated to Wells Real Estate Fund XI              $   240,031
                                                              ============

Net income allocated to Wells Real Estate Fund XII             $   124,542
                                                              ============

Net income allocated to Wells Operating Partnership, L.P.      $   488,500
                                                              ============


                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statement of Partners' Capital
                     for the Year Ended December 31, 1999

                                                                         Wells
                                     Wells Real      Wells Real        Operating           Total
                                       Estate          Estate         Partnership,       Partners'
                                      Fund XI         Fund XII            L.P.            Capital
                                   -------------    ------------     --------------      ------------
Balance, December 31, 1998            $        0      $        0        $         0       $         0
    Net income                           240,031         124,542            488,500           853,073
    Partnership contributions          8,470,160       5,520,835         18,376,267        32,367,262
    Partnership distributions           (344,339)       (177,743)          (703,797)       (1,225,879)
                                   -------------     -----------       ------------     -------------
Balance, December 31, 1999            $8,365,852      $5,467,634        $18,160,970       $31,994,456
                                   =============     ===========       ============     =============

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                     for the Year Ended December 31, 1999

    Cash flows from operating activities:
        Net income                                                                                 $     853,073
                                                                                                  --------------
        Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation                                                                              506,582
               Changes in assets and liabilities:
                  Accounts receivable                                                                   (133,777)
                  Prepaid expenses and other assets                                                      (26,486)
                  Accounts payable                                                                       112,457
                                                                                                  --------------
                     Total adjustments                                                                   458,776
                                                                                                  --------------
                     Net cash provided by operating activities                                         1,311,849
                                                                                                  --------------
    Cash flows from financing activities:
        Distributions to joint venture partners                                                         (545,571)
                                                                                                  --------------
    Net increase in cash and cash equivalents                                                            766,278
    Cash and cash equivalents, beginning of year                                                               0
                                                                                                  --------------
    Cash and cash equivalents, end of year                                                         $     766,278
                                                                                                  ==============
    Supplemental disclosure of noncash activities:
        Deferred project costs contributed to joint venture                                        $   1,294,686
                                                                                                  ==============
        Contribution of real estate assets to joint venture                                        $  31,072,562
                                                                                                  ==============

6.  INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL


    The Operating Partnership's income tax basis net income for the years ended December 31, 1999 and 1998 are calculated as follows:

                                                                                           1999           1998
                                                                                       -----------     -----------
    Financial statement net income                                                      $3,884,649       $334,034
    Increase (decrease) in net income resulting from:
       Depreciation expense for financial reporting purposes in excess of
         amounts for income tax purposes                                                   949,631         82,618
       Rental income accrued for financial reporting purposes in excess of
         amounts for income tax purposes                                                  (789,599)       (35,427)
       Expenses deductible when paid for income tax purposes, accrued for
         financial reporting purposes                                                       49,906          1,634
                                                                                       -----------     ----------
              Income tax basis net income                                               $4,094,587       $382,859
                                                                                       ===========     ==========

The Operating Partnership's income tax basis partners' capital at December 31, 1999 and 1998 is computed as follows:

                                                                                      1999                1998
                                                                                  ------------         -----------
Financial statement partners' capital                                             $116,015,595         $27,421,687
Increase (decrease) in partners' capital resulting from:
    Depreciation expense for financial reporting purposes in excess of
       amounts for income tax purposes                                               1,032,249              82,618
    Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting
       purposes                                                                     12,896,312           3,942,545
    Accumulated rental income accrued for financial reporting purposes
       in excess of amounts for income tax purposes                                   (825,026)            (35,427)
    Accumulated expenses deductible when paid for income tax purposes,
       accrued for financial reporting purposes                                         51,540               1,634
    Dividends payable                                                                2,166,701             408,176
                                                                                  ------------         -----------
Income tax basis partners' capital                                                $131,337,371         $31,821,233
                                                                                  ============         ===========

7.  Rental Income

    The future minimum rental income due from the Operating Partnership's direct investment in real estate or its respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ended December 31:
                     2000                            $ 11,737,408
                     2001                              11,976,253
                     2002                              12,714,291
                     2003                              12,856,557
                     2004                              12,581,882
                 Thereafter                            54,304,092
                                                     ------------
                                                     $116,170,483
                                                     ============

    Three tenants contributed 32%, 16%, and 15% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute 34%, 20%, 17%, and 11% of future minimum rental income.

    The future minimum rental income due the Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 1999 is as follows:


                 Year ended December 31:
                     2000                             $ 3,666,570
                     2001                               3,595,686
                     2002                               3,179,827
                     2003                               3,239,080
                     2004                               3,048,152
                 Thereafter                             5,181,003
                                                     ------------
                                                      $21,910,318
                                                     ============

  Four tenants contributed 25%, 18%, 13%, and 12% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute 28%, 22%, 15%, and 10% of future minimum rental income.

  The future minimum rental income due Wells/Orange County Associates under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ended December 31:
                     2000                              $  758,964
                     2001                                 809,580
                     2002                                 834,888
                     2003                                 695,740
                                                       ----------
                                                       $3,099,172
                                                       ==========

  One tenant contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

  The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ended December 31:
                     2000                              $  869,492
                     2001                                 895,577
                     2002                                 922,444
                     2003                                 950,118
                     2004                                 894,833
                                                       ----------
                                                       $4,532,464
                                                       ==========

  One tenant contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.


  The future minimum rental income due from XI, XII and REIT under noncancelable operating leases at December 31, 1999 is a follows:

                 Year ended December 31:
                     2000                              $3,085,362
                     2001                               3,135,490
                     2002                               3,273,814
                     2003                               3,367,231
                     2004                               3,440,259
                 Thereafter                             9,708,895
                                                      -----------
                                                      $26,011,051
                                                      ===========

  Four tenants contributed approximately 34%, 22%, 22%, and 12% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute approximately 30%, 27%, 22%, and 18% of future minimum rental income.

8.  NOTES PAYABLE

    At December 31, 1999, the Operating Partnership had outstanding debt of $23,929,228. Of this amount, $11,430,696 was borrowed under a construction loan with Bank of America in order to finance the construction of a new building for Matsushita Avionics (the "Matsushita Project") and improvements for the AT&T Building. This loan is secured by the Matsushita Project and matures on May 10, 2001. The remaining $12,498,532 was borrowed against the revolving line of credit from SouthTrust Bank, which is collateralized by the PwC Building and matures on December 31, 2000. Interest is paid monthly and accrued at a variable rate based on LIBOR plus 200 basis points for both of these debt instruments. During 1999, the Company paid and capitalized interest costs of $847,451 and $463,873, respectively. The estimated fair value of these notes approximates their carrying value.

    The Operating Partnership also has a $9,825,000 line of credit from Bank of America, which bears interest at a variable rate based on LIBOR plus 200 basis points. No balance was outstanding at December 31, 1999 under this line of credit.


9.  COMMITMENTS AND CONTINGENCIES

    On February 18, 1999, the Operating Partnership entered into a rental income guaranty agreement with Fund VIII and IX Associates (the "joint venture"), whereby the Operating Partnership guaranteed that the joint venture would receive rental income on the existing Matsushita Building, equal to at least the rent and building expenses that the joint venture would have received from Matsushita Avionics over the remaining term of the existing lease. Matsushita Avionics vacated the building on January 3, 2000, while the existing lease term extends through September 2003. The Company paid approximately $61,000 to the joint venture related to the rental income and building expenses due from Matsushita Avionics for the remainder of January 2000. Such payments are made from the Company's operating cash flow and reduce cash available for dividends.

    On July 22, 1999, the Operating Partnership purchased a 7.49 acre tract of land located in Midlothian, Chesterfield County, Virginia for the purpose of constructing a four-story, 100,000 rentable square foot office building (the "ABB Project"). The Operating Partnership entered into an office lease with ABB Power Generation, Inc. ("ABB"), pursuant to which ABB has agreed to lease the ABB Project upon its completion.

    Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Company, the Operating Partnership, or the Advisor. In the normal course of business, the Company, the Operating Partnership, or the Advisor may become subject to such litigation or claims.


10. COMMON STOCK OPTION PLAN

    The Wells Real Estate Investment Trust, Inc. Independent Director Stock Option Plan ("the Plan") provides for grants of stock to be made to independent nonemployee directors of the Company. Options to purchase 2,500 shares of common stock at $12 per share are granted upon initially becoming an independent director of the Company. Of these shares, 20% are exercisable immediately on the date of grant. An additional 20% of these shares become exercisable on each anniversary following the date of grant for a period of four years. Effective on the date of each annual meeting of shareholders of the Company, beginning in 2000, each independent director will be granted an option to purchase 1,000 additional shares of common stock. These options vest at the rate of 500 shares per full year of service thereafter. All options granted under the Plan expire no later than the date immediately following the tenth anniversary of the date of grant and may expire sooner in the event of the disability or death of the optionee or if the optionee ceases to serve as a director.

    The Company has adopted the disclosure provisions in SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the provisions of SFAS No. 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25 and the related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost.

    A summary of the Company's stock option activity during 1999 is as follows:

                                                                   Exercise
                                                      Number         Price
                                                    ---------     ----------
        Outstanding at December 31, 1998                   0        $    0
            Granted                                   27,500            12
                                                    ---------     ----------
        Outstanding at December 31, 1999              27,500        $   12
                                                    =========     ==========
        Outstanding options exercisable as of
          December 31, 1999                            5,500        $   12
                                                    =========     ==========

    The weighted average remaining contractual life of options outstanding at December 31, 1999 is approximately 9.5 years. Based on the terms of the options, the fair value of the options granted during 1999 is $0.

11. QUARTERLY RESULTS (UNAUDITED)

    Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                         1999 Quarters Ended
                                                   ---------------------------------------------------------------
                                                     March 31         June 30       September 30      December 31
                                                   -----------       ----------     -------------     ------------
Revenues                                              $988,000       $1,204,938        $1,803,352       $2,499,105
Net income                                             393,438          601,975         1,277,019        1,612,217
Basic and diluted earnings per share                  $   0.10       $     0.09        $     0.18       $     0.13
Dividends per share                                       0.17             0.17              0.18             0.18

                                                                            1998 Quarters Ended
                                                          -------------------------------------------------------
                                                          March 31      June 30     September 30      December 31
                                                          ---------     ---------   -------------    ------------
Revenues                                                     $   0       $10,917        $73,292          $310,969
Net income                                                       0        10,899         62,128           261,007
Basic and diluted earnings per share                         $0.00       $  0.16        $  0.06          $   0.18
Dividends per share                                           0.00          0.00           0.15              0.16

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Wells Real Estate Investment Trust, Inc.:


We have audited the accompanying balance sheet of THE MARCONI BUILDING as of December 31, 1999 and the related statements of income, partner's capital, and cash flows for the three-month period from inception (September 10, 1999) to December 31, 1999. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Marconi Building as of December 31, 1999 and the results of its operations and its cash flows for the three-month period from inception (September 10, 1999) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.



Atlanta, Georgia
January 20, 2000

                             THE MARCONI BUILDING


                                 BALANCE SHEET

                               DECEMBER 31, 1999



                                     ASSETS
REAL ESTATE ASSETS:
    Land                                                                         $  5,208,335
    Building and improvements, less accumulated depreciation of $391,134           28,943,943
                                                                                 ------------
              Total real estate assets                                             34,152,278

CASH AND CASH EQUIVALENTS                                                             911,108

ACCOUNTS RECEIVABLE                                                                   215,081
                                                                                 ------------
              Total assets                                                       $ 35,278,467
                                                                                 ============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable and accrued expenses                                        $    252,651
    Distributions payable to partner                                                  671,361
                                                                                 ------------
                                                                                      924,012

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNER'S CAPITAL:
    Wells Real Estate Investment Trust, Inc.                                       34,354,455
                                                                                 ------------
              Total liabilities and partners' capital                            $ 35,278,467
                                                                                 ============



      The accompanying notes are an integral part of this balance sheet.

                             THE MARCONI BUILDING


                              STATEMENT OF INCOME

        FOR THE THREE-MONTH PERIOD FROM INCEPTION (SEPTEMBER 10, 1999)

                             TO DECEMBER 31, 1999

REVENUES:
    Rental income                                             $1,090,425
                                                              ----------
EXPENSES:
    Depreciation                                                 391,134
    Operating costs, net of reimbursements                         5,695
    Management and leasing fees                                   52,295
    Legal and accounting                                           1,000
                                                              ----------
                                                                 450,124
                                                              ----------
NET INCOME                                                    $  640,301
                                                              ==========







        The accompanying notes are an integral part of this statement.

                             THE MARCONI BUILDING


                        STATEMENT OF PARTNER'S CAPITAL

        FOR THE THREE-MONTH PERIOD FROM INCEPTION (SEPTEMBER 10, 1999)

                             TO DECEMBER 31, 1999




                                              Wells Real
                                                Estate
                                              Investment
                                             Trust, Inc.
                                             ------------

BALANCE, December 31, 1998                   $          0

    Net income                                    640,301
    Contributions                              34,543,412
    Distributions                                (829,258)
                                             ------------
BALANCE, December 31, 1999                   $ 34,354,455
                                             ============





        The accompanying notes are an integral part of this statement.

                             THE MARCONI BUILDING


                            STATEMENT OF CASH FLOWS

        FOR THE THREE-MONTH PERIOD FROM INCEPTION (SEPTEMBER 10, 1999)

                             TO DECEMBER 31, 1999




CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                            $     640,301
                                                                                          -------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                         391,134
           Changes in assets and liabilities:
              Accounts receivable                                                              (215,081)
              Accounts payable and accrued expenses                                             252,651
                                                                                          -------------
                 Total adjustments                                                              428,704
                                                                                          -------------
                 Net cash provided by operating activities                                    1,069,005
                                                                                          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of real estate assets                                                          (34,543,412)
                                                                                          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to partner                                                              (157,897)
    Contributions from partner                                                               34,543,412
                                                                                          -------------
                 Net cash provided by financing activities                                   34,385,515
                                                                                          -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         911,108

CASH AND CASH EQUIVALENTS, beginning of period                                                        0
                                                                                          -------------
CASH AND CASH EQUIVALENTS, end of period                                                  $     911,108
                                                                                          =============



        The accompanying notes are an integral part of this statement.

                              THE MARCONI BUILDING


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Business

    On September 10, 1999, the Wells Operating Partnership L.P. ("Wells OP"), a Delaware limited partnership formed to acquire, own, lease, operate, and manage real properties on behalf of the Wells Real Estate Investment Trust, Inc., ("REIT") acquired a two-story corporate office building containing approximately 250,354 rentable square feet located in Wood Dale, DuPage County, Illinois ("Marconi"). The purchase price of Marconi was $33,158,865, including acquisition related expenses. Wells OP paid $26,130,940 in cash and obtained $7,000,000 in loan proceeds from a line of credit held by SouthTrust Bank, N.A. Additional acquisition fees of $27,925 were incurred related to attorneys' fees, environmental consultants' fees, appraisers' fees, and other costs. Wells Real Estate Investment Trust, Inc. owned 100% of the building at December 31, 1999.

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

    Income Taxes

    Marconi is not deemed to be a taxable entity for federal income tax purposes.

    Real Estate Assets

    Real estate assets are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

    Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Marconi as of December 31, 1999.

    Depreciation is calculated using the straight-line method over 25 years.

   Revenue Recognition

   The lease on Marconi is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

   Cash and Cash Equivalents

   For the purposes of the statement of cash flows, Marconi considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2. RENTAL INCOME

   The future minimum rental income due to Marconi under noncancelable operating leases at December 31, 1999 is as follows:


                 Year ending December 31:
                     2000                           $  2,838,952
                     2001                              2,872,768
                     2002                              3,376,746
                     2003                              3,376,746
                     2004                              3,376,746
                 Thereafter                           23,355,827
                                                    ------------
                                                    $ 39,197,785
                                                    ============

   One tenant contributed 100% of rental income for the three-month period from inception (September 10, 1999) to December 31, 1999 and represents 100% of the future minimum rental income above.

3. RELATED-PARTY TRANSACTIONS

   The REIT entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the REIT. In consideration for supervising the management of Marconi, the REIT will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   Marconi incurred management and leasing fees of $52,295, for the three-month period from inception (September 10, 1999) to December 31, 1999, which were paid to Wells Management.

   Due from affiliates relates to cash held by the REIT for Marconi.

4. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Marconi or the REIT. In the normal course of business, Marconi or the REIT may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Wells Real Estate Fund IX, L.P.,
Wells Real Estate Fund X, L.P.,
Wells Real Estate Fund XI, L.P., and
Wells Real Estate Investment Trust, Inc.:


We have audited the accompanying balance sheets of THE OHMEDA BUILDING as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for the year ended December 31, 1999 and for the period from inception (February 13, 1998) to December 31, 1998. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Ohmeda Building as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (February 13, 1998) to December 31, 1998 in conformity with accounting principles generally accepted in the United States.




Atlanta, Georgia
January 20, 2000

                               THE OHMEDA BUILDING


                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     ASSETS
                                                                          1999               1998
                                                                      -------------      -------------
REAL ESTATE ASSETS:
    Land                                                              $   2,746,894      $   2,746,894
    Building and improvements, less accumulated depreciation of
      $625,416 in 1999 and $299,112 in 1998                               7,532,186          7,858,490
                                                                      -------------      -------------
              Total real estate assets                                   10,279,080         10,605,384

CASH AND CASH EQUIVALENTS                                                   902,987            983,061

ACCOUNTS RECEIVABLE                                                         198,583             13,969
                                                                      -------------      -------------
              Total assets                                            $  11,380,650      $  11,602,414
                                                                      =============      =============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable and accrued expenses                             $     249,707      $     157,691
    Distributions payable to partners                                       815,107            825,380
                                                                      -------------      -------------
              Total liabilities                                           1,064,814            983,071
                                                                      -------------      -------------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
    Wells Real Estate Fund IX, L.P.                                       3,401,108          3,519,869
    Wells Real Estate Fund X, L.P.                                        6,971,508          7,119,063
    Wells Real Estate Fund XI, L.P.                                         (38,262)           (12,456)
    Wells Real Estate Investment Trust, Inc.                                (18,518)            (7,133)
                                                                      -------------      -------------
              Total partners' capital                                    10,315,836         10,619,343
                                                                      -------------      -------------
              Total liabilities and partners' capital                 $  11,380,650      $  11,602,414
                                                                      =============      =============


     The accompanying notes are an integral part of these balance sheets.

                              THE OHMEDA BUILDING


                             STATEMENTS OF INCOME

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                            1999              1998
                                                                        -----------        ---------
REVENUES:
    Rental income                                                       $ 1,027,314        $ 898,901
EXPENSES:                                                               -----------        ---------
    Depreciation                                                            326,304          299,112
    Operating costs, net of reimbursements                                  (18,633)             663
    Management and leasing fees                                              46,911           41,688
    Legal and accounting                                                      3,450            2,200
                                                                        -----------        ---------
                                                                            358,032          343,663
                                                                        -----------        ---------
NET INCOME                                                              $   669,282        $ 555,238
                                                                        ===========        =========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND IX, L.P.                 $   261,867        $ 243,597
                                                                        ===========        =========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND X, L.P.                  $   325,357        $ 271,294
                                                                        ===========        =========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND XI, L.P.                 $    56,955        $  25,656
                                                                        ===========        =========

NET INCOME ALLOCATED TO WELLS REAL ESTATE INVESTMENT TRUST, INC.        $    25,103        $  14,691
                                                                        ===========        =========

       The accompanying notes are an integral part of these statements.

                              THE OHMEDA BUILDING


                        STATEMENTS OF PARTNERS' CAPITAL

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998


                                                                                                Wells Real
                                       Wells Real         Wells Real          Wells Real          Estate             Total
                                         Estate             Estate              Estate          Investment         Partners'
                                     Fund IX, L.P.       Fund X, L.P.       Fund XI, L.P.       Trust, Inc.         Capital
                                    --------------      --------------      ------------       ------------      --------------
BALANCE, December 31, 1997           $           0      $            0        $        0       $         0       $            0

    Contributions                        3,636,662           7,252,823                 0                 0           10,889,485
    Net income                             243,597             271,294            25,656            14,691              555,238
    Distributions                         (360,390)           (405,054)          (38,112)          (21,824)            (825,380)
                                    --------------      --------------       -----------       -----------       --------------
BALANCE, December 31, 1998               3,519,869           7,119,063           (12,456)           (7,133)          10,619,343

    Net income                             261,867             325,357            56,955            25,103              669,282
    Distributions                         (380,628)           (472,912)          (82,761)          (36,488)            (972,789)
                                    --------------      --------------       -----------       -----------       --------------
BALANCE, December 31, 1999           $   3,401,108      $    6,971,508        $  (38,262)      $   (18,518)      $   10,315,836
                                    ==============      ==============       ===========       ===========       ==============



       The accompanying notes are an integral part of these statements.

                               THE OHMEDA BUILDING


                            STATEMENTS OF CASH FLOWS

                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                          FOR THE PERIOD FROM INCEPTION

                    (FEBRUARY 13, 1998) TO DECEMBER 31, 1998


                                                                                 1999              1998
                                                                             ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $  669,282       $    555,238
                                                                             ----------       ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                         326,304            299,112
           Changes in assets and liabilities:
              Accounts receivable                                              (184,614)           (13,969)
              Accounts payable and accrued expenses                              92,016            157,691
                                                                             ----------       ------------
                 Total adjustments                                              233,706            442,834
                                                                             ----------       ------------
                 Net cash provided by operating activities                      902,988            998,072
                                                                             ----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in real estate                                                         0        (10,904,496)
                                                                             ----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions received from partners                                              0         10,889,485
    Distributions paid to partners                                             (983,062)                 0
                                                                             ----------       ------------
                 Net cash (used in) provided by financing activities           (983,062)        10,889,485
                                                                             ----------       ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (80,074)           983,061

CASH AND CASH EQUIVALENTS, beginning of period                                  983,061                  0
                                                                             ----------       ------------
CASH AND CASH EQUIVALENTS, end of period                                     $  902,987       $    983,061
                                                                             ==========       ============



        The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING


                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1999 AND 1998


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   The Ohmeda Building ("Ohmeda") is a two-story office building located in Louisville, Colorado. The building is owned by Fund IX, X, XI, and REIT Associates, a joint venture between Wells Real Estate Fund IX, L.P. ("Fund IX"), Wells Real Estate Fund X, L.P. ("Fund X"), Wells Real Estate Fund XI, L.P. ("Fund XI"), and Wells Real Estate Investment Trust, Inc. ("REIT"). As of December 31, 1999, Fund IX, Fund X, Fund XI, and REIT owned 39%, 48%, 9%, and 4% of Ohmeda, respectively. Allocation of net income and distributions are made in accordance with ownership percentages.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Ohmeda as of December 31, 1999.

   Depreciation is calculated using the straight-line method over 25 years.

   Revenue Recognition

   The lease on Ohmeda is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

   Cash and Cash Equivalents

   For the purpose of the statements of cash flow, Ohmeda considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market.

2. RENTAL INCOME

   The future minimum rental income due Ohmeda under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ending December 31:
                     2000                                    $1,004,517
                     2001                                     1,004,517
                     2002                                     1,004,517
                     2003                                     1,050,509
                     2004                                     1,102,639
                 Thereafter                                      92,250
                                                             ----------
                                                             $5,258,949
                                                             ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1999 and represents 100% of the future minimum rental income above.


3. RELATED-PARTY TRANSACTIONS

   Fund IX, Fund X, Fund XI, and REIT Associates entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund IX, Fund X, Fund XI, and REIT Associates. In consideration for supervising management of the property, Fund IX, Fund X, Fund XI, and REIT Associates will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   Ohmeda incurred management and leasing fees of $46,911 and $41,688 for the years ended December 31, 1999 and 1998, respectively, which were paid to Wells Management.

4. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Ohmeda or its partners. In the normal course of business, Ohmeda or its partners may become subject to such litigation or claims.

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                                     Initial Cost               Costs of
                                                                          ---------------------------------
                                               Ownership                                     Buildings and    Capitalized
                     Description                   %       Encumbrances         Land         Improvements    Improvements
--------------------------------------   ----------------  -------------  ----------------  ---------------  -------------
ABB KNOXVILLE PROPERTY (a)                         4              None      $     582,897   $     744,164    $  6,616,885

LUCENT TECHNOLOGIES (b)                            4              None          1,002,723       4,386,374         242,241

360 INTERLOCKEN (c)                                4              None          1,570,000       6,733,500         437,266

IOMEGA PROPERTY (d)                                4              None            597,000       4,674,624         876,459

OHMEDA PROPERTY (e)                                4              None          2,613,600       7,762,481         528,415

FAIRCHILD PROPERTY (f)                            78              None          2,130,480       6,852,630         374,300

ORANGE COUNTY PROPERTY (g)                        44              None          2,100,000       4,463,700         287,916

PRICEWATERHOUSECOOPERS PROPERTY (h)              100       $12,498,532          1,460,000      19,839,071         825,560

EYBL CARTEX PROPERTY (i)                          57              None            330,000       4,791,828         211,962

SPRINT BUILDING (j)                               57              None          1,696,000       7,850,726         397,783

JOHNSON MATTHEY (k)                               57              None          1,925,000       6,131,392         335,685

GARTNER PROPERTY (l)                              57              None            895,844       7,451,760         347,820

AT&T PROPERTY (m)                                100           160,797            662,000      11,836,368         265,740

MARCONI PROPERTY (n)                             100              None          5,000,000      28,161,665       1,381,747

CINEMARK PROPERTY (o)                            100              None          1,456,000      20,376,881         909,711

MATSUSHITA PROJECT (p)                           100        11,269,899          4,577,485               0      10,372,801

ABB PROJECT (q)                                  100              None            948,401               0       2,228,174
                                                           -------------  ----------------  ---------------  -------------
              Total                                        $23,929,228        $24,021,544    $142,057,163     $14,039,490
                                                           =============  ================  ===============  =============

                                                                     Gross Amount at Which Carried at December 31, 1999
                                                           -------------------------------------------------------------------
                                                                               Buildings and    Construction
                     Description                                 Land          Improvements     in Progress        Total
-------------------------------------                      -----------------  --------------  ----------------  --------------
ABB KNOXVILLE PROPERTY (a)                                  $     607,930     $   7,336,016    $            0    $  7,943,946

LUCENT TECHNOLOGIES (b)                                         1,051,138         4,580,200                 0       5,631,338

360 INTERLOCKEN (c)                                             1,650,070         7,090,696                 0       8,740,766

IOMEGA PROPERTY (d)                                               641,988         5,506,095                 0       6,148,083

OHMEDA PROPERTY (e)                                             2,746,894         8,157,602                 0      10,904,496

FAIRCHILD PROPERTY (f)                                          2,219,251         7,138,159                 0       9,357,410

ORANGE COUNTY PROPERTY (g)                                      2,187,501         4,664,115                 0       6,851,616

PRICEWATERHOUSECOOPERS PROPERTY (h)                             1,520,834        20,603,797                 0      22,124,631

EYBL CARTEX PROPERTY (i)                                          343,750         4,990,040                 0       5,333,790

SPRINT BUILDING (j)                                             1,766,667         8,177,842                 0       9,944,509

JOHNSON MATTHEY (k)                                             2,005,209         6,386,868                 0       8,392,077

GARTNER PROPERTY (l)                                              933,171         7,762,253                 0       8,695,424

AT&T PROPERTY (m)                                                 689,584        12,074,525                 0      12,764,109

MARCONI PROPERTY (n)                                            5,208,335        29,335,077                 0      34,543,412

CINEMARK PROPERTY (o)                                           1,516,667        21,225,924                 0      22,742,591

MATSUSHITA PROJECT (p)                                          4,577,485                 0        10,372,801      14,950,286

ABB PROJECT (q)                                                   987,918                 0         2,188,658       3,176,576
                                                           -----------------  --------------  ----------------  --------------
              Total                                           $25,088,989      $155,029,209       $12,561,459    $180,118,198
                                                           =================  ==============  ================  ==============
                                                                                                              Life on Which
                                                            Accumulated         Date of           Date         Depreciation
                     Description                            Depreciation      Construction      Acquired     in Computed (r)
--------------------------------------                     ---------------  ----------------  ------------  ------------------
ABB KNOXVILLE PROPERTY (a)                                  $  1,049,682          1997           12/10/96      20 to 25 years

LUCENT TECHNOLOGIES (b)                                          290,075          1998            6/24/98      20 to 25 years

360 INTERLOCKEN (c)                                         $  1,049,682          1996            3/20/98      20 to 25 years

IOMEGA PROPERTY (d)                                              301,916          1998            2/15/98      20 to 25 years

OHMEDA PROPERTY (e)                                              625,416          1998            7/21/98      20 to 25 years

FAIRCHILD PROPERTY (f)                                           428,246          1998            7/30/98      20 to 25 years

ORANGE COUNTY PROPERTY (g)                                       278,652          1998           12/31/98      20 to 25 years

PRICEWATERHOUSECOOPERS PROPERTY (h)                              821,492          1998            5/16/99      20 to 25 years

EYBL CARTEX PROPERTY (i)                                         133,072          1998            7/30/99      20 to 25 years

SPRINT BUILDING (j)                                              163,553          1998            8/17/99      20 to 25 years

JOHNSON MATTHEY (k)                                              106,461          1993            9/20/99      20 to 25 years

GARTNER PROPERTY (l)                                             103,496          1998            2/30/99      20 to 25 years

AT&T PROPERTY (m)                                                442,724          1998            9/10/99      20 to 25 years

MARCONI PROPERTY (n)                                             391,134          1998           12/21/99      20 to 25 years

CINEMARK PROPERTY (o)                                             70,753          1999            3/15/99      20 to 25 years

MATSUSHITA PROJECT (p)                                                 0          1999            7/30/99      20 to 25 years

ABB PROJECT (q)                                                        0          1999            7/20/98      20 to 25 years
                                                           ---------------
              Total                                         $  5,731,651
                                                           ===============

               (a) The ABB Knoxville Property consists of a three-story office building located in Knoxville, Tennessee. It is owned by Fund IX-X-XI-REIT Joint Venture.
               (b) The Lucent Technologies property consists of a one-story office building located in Oklahoma City, Oklahoma. It is owned by Fund IX-X-XI-REIT Joint Venture.
               (c) The 360 Interlocken property consists of a three-story multi-tenant office building located in Broomfield, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture.
               (d) The Iomega Property consists of a one-story warehouse and office building located in Ogden, Utah. It is owned by Fund IX-X-XI-REIT Joint Venture.
               (e) The Ohmeda Property consists of a two-story office building located in Louisville, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture.
               (f) The Fairchild Property consists of a two-story warehouse and office building located in Fremont, California. It is owned by Wells/Freemont Associates.
               (g) The Orange County Property consists of a one-story warehouse and office building located in Fountain Valley, California. It is owned by Wells/Orange County Associates.
               (h) The PriceWaterhouseCoopers Property consists of a four-story office building located in Tampa, Florida. It is 100% owned by the Company.
               (i) The EYBL CarTex Property consists of a one-story manufacturing and office building located in Fountain Inn, South Carolina. It is owned by Fund XI-XII-REIT Joint Venture.
               (j) The Sprint Building consists of a three-story office building located in Leawood, Kansas. It is owned by Fund XI-XII-REIT Joint Venture.
               (k) The Johnson Matthew Property consists of a one-story research and development office and warehouse building located in Chester County, Pennsylvania. It is owned by Fund XI-XII-REIT Joint Venture.
               (l) The Gartner Property consists of a two-story office building located in Ft. Myers, Florida. It is owned by Fund XI-XII-REIT Joint Venture
               (m) The AT&T Property consists of a four-story office building located in Harrisburg, Pennsylvania. It is 100% owned by the Company.
               (n) The Marconi Property consists of a two-story office building located in Wood Dale, Illinois. It is 100% owned by the Company.
               (o) The Cinemark Property consists of a five-story office building located in Plano, Texas. It is 100% owned by the Company.
               (p) The Matsushita Project consists of a two-story office building under development located in Lake Forest, California. It is 100% owned by the Company.
               (q) The ABB Project is a 7.49 acre tract of real property under construction in Midlothian, Chesterfield County, Virginia. It is 100% owned by the Company.
               (r) Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999


                                                                 Accumulated
                                                      Cost       Depreciation
                                                  ------------   -------------
BALANCE AT DECEMBER 31, 1997                      $          0   $           0


    1998 additions                                  76,201,910       1,487,963
                                                  ------------   -------------
BALANCE AT DECEMBER 31, 1998                        76,201,910       1,487,963

    1999 additions                                 103,916,288       4,243,688
                                                 -------------   -------------
BALANCE AT DECEMBER 31, 1999                     $ 180,118,198   $   5,731,651
                                                 =============   =============

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

Exhibit
Number    Description of Document
------    -----------------------

*3.1 Amended and Restated Articles of Incorporation of Wells Real Estate Investment Trust, Inc. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*3.2 Bylaws of Wells Real Estate Investment Trust, Inc. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*3.3 Amendment No. 1 to Bylaws of Wells Real Estate Investment Trust, Inc. (Exhibit 3.3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.1 Agreement of Limited Partnership of Wells Operating Partnership, L.P. (Exhibit 10.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.2 Advisory Agreement dated January 30, 1999 (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.3 Management Agreement (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.4 Leasing and Tenant Coordinating Agreement (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.5 Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated June 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.6     Lease Agreement for the ABB Building dated December 10, 1996
          (Exhibit 10(kk) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10.7 Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.8 Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.9 Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(k) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.10 First Amendment to the Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated April 21, 1998 (Exhibit 10.8(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.11 Development Agreement relating to the Lucent Technologies Building dated May 30, 1997 between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.12 Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(l) to Form S-11 Registration Statement on Form S-11 of Wells Real Estate Fund X, L.P. and Wells Real

          Estate Fund XI, L.P., as amended to date, Commission File No. 333-
          7979)

*10.13 First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.14 Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit
          10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.15    Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit
          10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.16 Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated June 8, 1998 (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.17 Restatement of and First Amendment to Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated July 1, 1998 (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.18 Promissory Note for $5,960,000 from the Fremont Joint Venture to NationsBank, N.A. relating to the Fairchild Building dated July 16, 1998 (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.19 Deed of Trust securing the Fairchild Building dated July 16, 1998 between the Fremont Joint Venture and NationsBank, N.A. (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.20 Joint Venture Agreement of Wells/Fremont Associates (the "Fremont Joint Venture") dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real

          Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.21 Joint Venture Agreement of Fund X and Fund XI Associates (the "Fund X-XI Joint Venture") dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.22 Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit
          10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.23 Lease Agreement for the Fairchild Building dated September 19, 1997 between the Fremont Joint Venture (as successor in interest by assignment) and Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.24 Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated June 12, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.21 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.25 First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated July 16, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.22 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.26 Promissory Note for $4,875,000 from the Cort Joint Venture to NationsBank, N.A. relating to the Cort Furniture Building dated July 30, 1998 (Exhibit 10.23 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.27 Deed of Trust securing the Cort Furniture Building dated July 30, 1998 between the Fremont Joint Venture and NationsBank, N.A. (Exhibit 10.24 to Form S-11 Registration Statement of Wells Real

          Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.28 Joint Venture Agreement of Wells/Orange County Associates (the "Cort Joint Venture") dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.29 Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated July 30, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.30 Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.31 Amended and Restated Purchase Agreement relating to the PWC Building dated December 4, 1998 between Carter Sunforest, L.P. and Wells Operating Partnership, L.P. (Exhibit 10.37 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.32 Assignment and Assumption Agreement relating to the PWC Building dated December 4, 1998 between TriNet Corporate Realty Trust, Inc. and Wells Operating Partnership, L.P. (Exhibit 10.38 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.33 Amended and Restated Loan Agreement dated December 31, 1998 between Wells Operating Partnership, L.P. and SouthTrust Bank, National Association (Exhibit 10.39 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.34 Amended and Restated Promissory Note for $15,500,000 from Carter Sunforest, L.P. to SouthTrust Bank, National Association dated December 31, 1998 (Exhibit 10.40 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.35 Amendment No. 1 to Mortgage and Security Agreement and other Loan Documents securing the PWC Building dated December 31, 1998 between Carter Sunforest, L.P. and SouthTrust Bank, National Association (Exhibit 10.41 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.36 Lease for the PWC Building dated March 30, 1998 between Wells Operating Partnership, L.P. (as successor in interest by assignment) and Price Waterhouse LLP (Exhibit 10.42 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.37 Promissory Note for $6,425,000 to Bank of America, N.A. relating to the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit
          10.45 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.38 Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement securing the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.46 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.39 Build-to-Suit Office Lease Agreement for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.40 Amendment No. 1 to Built-To-Suite Office Lease Agreement for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.47(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.41 Amendment No. 2 to Build-To-Suit Office Lease Agreement for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.47(b) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.42 Build-To-Suit Office Lease Agreement Guaranty Payment and Performance for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.48 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.43 Development Agreement for the Matsushita Project (Exhibit 10.50 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.44 Office Lease for the Matsushita Project (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.45 Guaranty of Lease for the Matsushita Project (Exhibit 10.52 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.46 Rental Income Guaranty Agreement from Wells Operating Partnership, L.P. to Fund VIII and Fund IX Associates relating to the Bake Parkway Building (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.47 Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI - Fund XII - REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.48 Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.49 Agreement of Purchase and Sale relating to the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.50 Agreement of Sale and Purchase relating to the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.51    Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit
          10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.52 Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10.53 Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.54 Agreement for the Purchase and Sale of Real Property relating to the ABB Richmond Property (Exhibit 10.58 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.55 Development Agreement for the ABB Richmond Project (Exhibit 10.59 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.56 Owner-Contractor Agreement for the ABB Richmond Project (Exhibit 10.60 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.57 Lease Agreement for the ABB Richmond Project (Exhibit 10.61 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.58 Second Amendment to Lease Agreement for the ABB Richmond Project (Exhibit 10.34 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.59 Agreement for Purchase and Sale relating to the Marconi Building (formerly the Videojet Building) (Exhibit 10.62 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10.60 Agreement for the Purchase and Sale of Property relating to the Cinemark Building (Exhibit 10.38 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.61 Lease Agreement with Cinemark USA, Inc. for a portion of the Cinemark Building (Exhibit 10.39 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.62 Lease Agreement with The Coca-Cola Company for a portion of the Cinemark Building (Exhibit 10.40 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)