Form 10-Q
period 2000-03-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2000-05-12
CIK 1042776

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 2000                               or
                              -----------------------------------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ________________________

Commission file number  0-25739
                      ---------------------------------------------------------

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Georgia                                        58-2328421
-------------------------------------------             -----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification Number)

 6200 The Corners Pkwy., Norcross, Georgia                     30092
-------------------------------------------             -----------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (770) 449-7800
                                                   ----------------------------

    (Former name, former address, and former fiscal year, if changed since last report)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X              No _____
                ---

                                    FORM 10-Q

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY


                                     INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets--March 31, 2000 and December 31, 1999                                   3

           Statements of Income for the Three Months Ended March 31, 2000
             and 1999                                                                             4

           Statements of Shareholders' Equity for the Year Ended December 31, 1999 and the
             Three Months Ended March 31, 2000                                                    5

           Statements of Cash Flows for the Three Months Ended March 31, 2000
             and 1999                                                                             6

           Condensed Notes to Financial Statements                                                7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                          13

PART II.   OTHER INFORMATION                                                                     35

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                                BALANCE SHEETS



                                    ASSETS


                                                                                     March 31,        December 31,
                                                                                        2000              1999
                                                                                    -------------    ---------------
REAL ESTATE, at cost:
    Land                                                                           $  19,341,552       $ 14,500,822
    Building and improvements, less accumulated depreciation of
       $2,906,361 in 2000 and $1,726,103 in 1999                                     149,407,541         81,507,040
    Construction in progress                                                           4,719,269         12,561,459
                                                                                    ------------       ------------
                 Total real estate                                                   173,468,362        108,569,321
                                                                                    ------------       ------------
INVESTMENT IN JOINT VENTURES (Note 2)                                                 29,241,630         29,431,176

DUE FROM AFFILIATES                                                                      671,307            648,354

CASH AND CASH EQUIVALENTS                                                              4,259,855          2,929,804

DEFERRED PROJECT COSTS (Note 1)                                                          219,218             28,093

DEFERRED OFFERING COSTS (Note 1)                                                       1,059,174            964,941

PREPAID EXPENSES AND OTHER ASSETS                                                      4,077,581          1,280,601
                                                                                    ------------       ------------
                 Total assets                                                       $212,997,127       $143,852,290
                                                                                    ============       ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Accounts payable                                                                $    541,301       $    461,300
    Notes payable (Note 3)                                                            68,512,901         23,929,228
    Due to affiliates (Note 4)                                                         2,528,586          1,079,466
    Dividends payable                                                                  2,623,280          2,166,701
    Minority interest of unit holder in operating partnership                            200,000            200,000
                                                                                    ------------       ------------
                 Total liabilities                                                    74,406,068         27,836,695
                                                                                    ------------       ------------
SHAREHOLDERS' EQUITY:
    Common shares, $.01 par value; 40,000,000 shares authorized,
       16,158,906 shares issued and outstanding at March 31, 2000                        161,589            134,710
    Additional paid-in capital                                                       138,429,470        115,880,885
    Retained earnings                                                                          0                  0
                                                                                    ------------       ------------
                 Total shareholders' equity                                          138,591,059        116,015,595
                                                                                    ------------       ------------
                 Total liabilities and shareholders' equity                         $212,997,127       $143,852,290
                                                                                    ============       ============



           See accompanying condensed notes to financial statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                             STATEMENTS OF INCOME


                                                      Three Months Ended
                                                    ------------------------
                                                    March 31,      March 31,
                                                      2000           1999
                                                    ----------    ----------
REVENUES:
    Rental income                                   $3,151,262      $726,183
    Equity in income of joint ventures                 481,761       192,723
    Interest income                                     77,386        69,094
                                                    ----------    ----------
                                                     3,710,409       988,000
                                                    ----------    ----------
EXPENSES:
    Operating costs, net of reimbursements             148,808       (22,595)
    Management and leasing fees                        233,770        44,692
    Depreciation                                     1,180,258       286,242
    Administrative costs                                57,144        29,710
    Legal and accounting                                19,418        27,100
    Computer costs                                       3,068         2,703
    Amortization of organizational costs                22,603         1,622
    Interest expense                                   354,052       225,088
                                                    ----------    ----------
                                                     2,019,121       594,562
                                                    ----------    ----------
NET INCOME                                          $1,691,288      $393,438
                                                    ==========    ==========

BASIC AND DILUTED EARNINGS PER SHARE                $     0.11      $   0.10
                                                    ==========    ==========

           See accompanying condensed notes to financial statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                      STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE YEARS ENDED DECEMBER 31, 1999

                 AND FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                               Common Stock            Additional                       Total
                                          -----------------------       Paid-In        Retained      Shareholders'
                                            Shares        Amount        Capital        Earnings         Equity
                                          -----------   ---------    -------------    -----------   ------------
BALANCE, December 31, 1998                  3,154,136   $  31,541    $  27,056,112    $   334,034   $  27,421,687

   Issuance of common stock                10,316,949     103,169      103,066,321              0     103,169,490
   Net income                                       0           0                0      3,884,649       3,884,649
   Dividends ($.70 per share)                       0           0       (1,346,240)    (4,218,683)     (5,564,923)
   Sales commission                                 0           0       (9,801,197)             0      (9,801,197)
   Other offering expenses                          0           0       (3,094,111)             0      (3,094,111)
                                          -----------   ---------    -------------    -----------   -------------
BALANCE, December 31, 1999                 13,471,085     134,710      115,880,885              0     116,015,595

   Issuance of common stock                 2,704,837      27,048       27,021,317              0      27,048,365
   Net income                                       0           0                0      1,691,288       1,691,288
   Dividends ($.175 per share)                      0           0         (942,963)    (1,691,288)     (2,634,251)
   Sales commission                                 0           0       (2,553,429)             0      (2,553,429)
   Other offering expenses                          0           0         (806,346)             0        (806,346)
   Common stock retired                       (17,016)       (169)        (169,994)             0        (170,163)
                                          -----------    --------     ------------   ------------    ------------
BALANCE, March 31, 2000                    16,158,906    $161,589     $138,429,470   $          0    $138,591,059
                                          ===========    ========     ============    ===========    ============

           See accompanying condensed notes to financial statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                           STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                     ------------------------------
                                                                                        March 31,       March 31,
                                                                                          2000            1999
                                                                                     ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  1,691,288    $     393,438
   Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in income of joint ventures                                              (481,761)        (192,723)
         Depreciation                                                                   1,180,258          286,242
         Amortization of organizational costs                                              22,603            7,720
         Changes in assets and liabilities:
            Prepaid expenses and other assets                                          (2,819,583)        (214,252)
            Accounts payable and accrued expenses                                          80,001          390,501
            Due to affiliates                                                           1,354,887         (206,611)
                                                                                     ------------    -------------
               Net cash provided by operating activities                                1,027,693          464,315
                                                                                     ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate                                                         (65,329,686)     (17,428,018)
   Deferred project costs paid                                                           (940,738)        (891,867)
   Distributions received from joint ventures                                             648,354          262,332
                                                                                     ------------    -------------
               Net cash used in  investing activities                                 (65,622,070)     (18,057,553)
                                                                                     ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                         54,991,145        9,650,000
   Repayment of notes payable                                                         (10,407,472)     (14,059,930)
   Dividends paid                                                                      (2,177,672)        (408,379)
   Issuance of common stock                                                            27,048,365       25,481,931
   Sales commissions paid                                                              (2,553,429)      (2,420,783)
   Offering costs paid                                                                   (806,346)        (764,458)
   Common stock retired                                                                  (170,163)               0
                                                                                     ------------    -------------
               Net cash provided by financing activities                               65,924,428       17,478,381
                                                                                     ------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,330,051         (114,857)

CASH AND CASH EQUIVALENTS, beginning of year                                            2,929,804        7,979,403
                                                                                     ------------    -------------
CASH AND CASH EQUIVALENTS, end of period                                             $  4,259,855    $   7,864,546
                                                                                     ------------    -------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
      Deferred project costs applied to investing activities                         $    749,613    $     852,162
                                                                                     ============    =============

      Increase (decrease) in deferred offering cost accrual                          $     94,233    $    (254,692)
                                                                                     ============    =============

           See accompanying condensed notes to financial statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.


                                AND SUBSIDIARY


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Investment Trust, Inc. (the "Company") is a Maryland corporation formed on July 3, 1997. The Company is the sole general partner of Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties.

     On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999, and on December 20, 1999, the Company commenced a second follow-on public offering of up to 22,200,000 shares of common stock at $10 per share. As of March 31, 2000, the Company had sold 16,175,922 shares for total capital contributions of $161,759,218. After payment of $5,655,617 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $20,198,632 in selling commissions and organization and offering expenses, and capital contributions and acquisition expenditures by Wells OP of $133,599,737 in property acquisitions and common stock retirement of $170,163, pursuant to the Company's share redemption program, the Company was holding net offering proceeds of $2,135,069 available for investment in properties. An additional $68,512,901 was spent for acquisition expenditures and was funded by loans from various lending institutes.

     Wells OP owns interest in properties through equity ownership in the following joint ventures: (i) The Fund IX-X-XI-REIT Joint Venture, a joint venture among Wells OP and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), (ii) Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between Wells OP and Fund X and Fund XI Associates, which is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"), (iii) Wells/Orange County Associates (the "Cort Joint Venture") a joint venture between Wells OP and the Fund X-XI Joint Venture, and (iv) the Fund XI-XII-REIT Joint Venture, a joint venture among Wells OP, Wells Real Estate Fund XI, L.P., and Wells Real Estate Fund XII, L.P. (the "Fund XI-XIII-REIT Joint Venture").

     As of March 31, 2000, Wells OP owned interest in the following properties either directly or through its interest in joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB-Knoxville Building"); (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"); (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"); (iv) a one-story office building in Oklahoma City, Oklahoma (the "Lucent Technologies Building"); (v) a one-story warehouse and office building in Ogden, Utah (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two-story warehouse office building in Fremont, California (the "Fremont Building"), which is owned by the Fremont Joint Venture; (vii) a one-story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Cort Joint Venture; (viii) a four-story office building in Tampa, Florida (the "PWC Building"); (ix) a four-story office building in Harrisburg, Pennsylvania (the "AT&T Building"), which are owned directly by Wells OP; (x) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"); (xi) a three-story office building located in Leawood, Kansas (the "Sprint Building"); (xii) a one story office building and warehouse in Tredyffrin Township, Pennsylvania (the "Johnson Matthey Building"); (xiii) a two-story office building in Ft. Meyers, Florida (the "Gartner Building"), all four of which are owned by Fund XI-XII-REIT Joint Venture;
     (xiv) a two-story office building located in Lake Forest, California (the "Matsushita Project"); (xv) a four-story office building under construction in Richmond, Virginia (the "ABB-Richmond Building"); (xvi) a two-story office building and warehouse in Wood Dale, Illinois (the "Marconi Building"); (xvii) a five-story office building in Plano, Texas (the "Cinemark Building"); (xviii) a three-story office building in Tulsa, Oklahoma (the "Metris Building"); (xix) a two-story office building in Scottsdale, Arizona (the "Dial Building"); (xx) a two-story office building in Tempe, Arizona (the "ASML Building"); and (xxi) a two-story office building in Tempe, Arizona (the "Motorola Building"); all eight of which are owned directly by Wells OP.

     (b) Deferred Project Costs

     The Company pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the Advisor, for acquisition and advisory services and as reimbursement for acquisition expenses. These payments may not exceed 3 1/2% shareholders' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of March 31, 2000, amounted to $5,655,617 and represented approximately 3 1/2% of shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased.

     (c) Deferred Offering Costs

     The Advisor pays all the offering expenses for the Company. The Advisor may be reimbursed by the Company to the extent that such offering expenses do not exceed 3%.

     (d) Employees

     The Company has no direct employees. The employees of Wells Capital, Inc., the Company's Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

     (e) Insurance

     Wells Management Company, Inc., an affiliate of the Company and the Advisor, carries comprehensive liability and extended coverage with respect to all the properties owned directly and indirectly by the Company. In the opinion of management of the registrant, the properties are adequately insured.

     (f) Competition

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

     (g) Basis of Presentation

     Substantially all of the Company's business will be conducted through Wells OP. At December 31, 1997, the Wells OP had issued 20,000 limited partner units to Wells Capital, Inc., the Advisor, in exchange for a capital contribution of $200,000. The Company is the sole general partner in Wells OP; consequently, the accompanying consolidated balance sheet of the Company includes the amounts of the Company and Wells OP.

     The consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the Board of Directors, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1999.

     (h) Distribution Policy

     The Company will make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 95% of its real estate investment trusts taxable income. The Company intends to make regular quarterly distributions to holders of the shares. Distributions will be made to those shareholders who are shareholders as of the record date selected by the Directors. Distributions will be declared on a monthly basis and paid on a quarterly basis during the Offering period and declared and paid quarterly thereafter.

     (i) Income Taxes

     The Company has made an election under Section 856 (C) of the Internal Revenue Code 1986, as amended (the "Code"), to be taxed as a Real Estate Investment Trust ("REIT") under the Code beginning with its taxable year ended December 31, 1998. As a REIT for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially adversely affect the Company's net income and net cash available to distribute to shareholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT and intends to continue to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

     (j) Statement of Cash Flows

     For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

2.   INVESTMENTS IN JOINT VENTURES

     The Company owned interests in 21 office buildings through its ownership in Wells OP, which owns interest in four joint ventures. The Company does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method.

     The following describes additional information about certain of the properties in which the Company owns an interest as of March 31, 2000.

     The Metris Building

     On February 11, 2000, Wells OP purchased a three-story office building with approximately 101,100 rentable square feel on a 14.6-acre tract of land located in Tulsa, Tulsa County, Oklahoma from Meridian Tulsa, L.L.C., an Oklahoma limited company ("Meridian").

     The purchase price paid for the Metris Building was $12,700,000 excluding closing costs. The $12,740,000 required to close the Metris Building consisted of $4,740,000 in cash funded from a capital contribution by the Company and $8,000,000 in loan proceeds from an existing revolving credit facility ("Metris Loan"). The Metris Loan was originally established by Meridian with Richter-Schroeder Company, Inc on April 8, 1999. Wells OP assumed and extended the original three-year term loan entered into by Meridian. The Metris Loan requires monthly payments of interest only and matures on February 3, 2003. The interest rate on the Metris Loan is an annual variable rate equal to the London InterBank offered rate for a 30-day period plus 175 basis points. The current interest rate under the Metris Loan is 7.75% per annum. The Metris Loan is secured by a first mortgage against the Metris Building, which was granted in connection with Meridian's original purchase of the Metris Building, and assumed by Wells OP on the date of closing.

     Metris occupies all 101,100 square feet of the Metris Building pursuant to a lease agreement dated March 3, 1999, as amended on January 21, 2000. The initial term of the Metris lease is ten years, which commenced on February 1, 2000 and expires on January 31, 2010. Metris has the right to renew the lease for two additional five-year periods upon one year's advance notice.

     Metris is a principal subsidiary of Metris Companies, Inc., a publicly traded company on the New York Stock Exchange and guarantor of the Metris lease. Metris Companies is an information-based direct marketer of consumer credit products and fee-based services primarily to moderate income consumers. Metris Companies consumer credit products are primarily unsecured credit cards issued by its subsidiary, Direct Merchants Credit Card Bank.

     The annual base rent payable for the Metris lease is $1,187,925 for the first five years and $1,306,718 thereafter. The monthly base rent payable for the renewal terms of the Metris lease shall be equal to the then current market rate based on the then existing rates for comparable space of equivalent quality in suburban Tulsa, Oklahoma taking into account location, quality, age of the office value rental rate determination as of twelve months prior to commencement of the renewal term. If the parties are unable to agree upon the market rate within eleven months prior to commencement of the renewal term, the market rate shall then be determined by arbitration.

     Under the Metris lease, Metris is required to pay as additional monthly rent all electricity costs and all operating costs and the repair and replacement of the roof, foundation, exterior windows, load bearing items, exterior surface walls, plumbing, pipes and conduits located in the common and service areas, central heating ventilation and air conditioning systems, and electrical, mechanical and plumbing systems of the Metris Building.

     The Dial Building

     On March 29, 2000, Wells OP purchased a two-story office building with approximately 129,689 rentable square feet on a 8,375-acre tract of land located at 15501 N. Dial Boulevard, Scottsdale, Maricopa County, Arizona (the "Dial Building") from Ryan Companies US, Inc. The purchase price for the Dial Building was $14,250,000, excluding closing costs.

     The entire 129,689 rentable square feet of the Dial Building is currently under a net lease agreement with Dial Corporation ("Dial"). The landlord's interest in the lease was assigned to Wells OP at the closing. The lease commenced on August 14, 1997, and the initial term expires on August 31, 2008. Dial has the right to extend the Dial Lease for two additional five-year periods of time at 95% of the then-current "fair market rental rate." The annual rent payable for the initial term of the lease is $1,387,672.

     Dial, a publicly traded company which is currently headquartered in the Dial Building, is one of the leading consumer product manufacturers in the United States.

     For further information regarding the acquisition of the Dial Building, refer to the Form 8-K of Wells Real Estate Investment Trust, Inc. dated March 29, 2000, which was filed with the Commission on April 12, 2000 (Commission File No. 0-25739).

     The ASML Building

     On March 29, 2000, Wells OP purchased a two story office building with approximately 95,133 rentable square feel on a 9.51-acre tract of land located at 8555 South River Parkway, Tempe, Maricopa County, Arizona (the "ASML Building") from Ryan Companies US, Inc. The purchase price for the ASML Building was $17,355,000 excluding closing costs.

     The land upon which the ASML building is situated is subject to a long-term ground lease (the "ASML Ground Lease") with Price-Elliott Research Park, Inc. and, at closing, Wells OP was assigned and assumed all the tenant's rights, duties, and obligations under the ASML Ground Lease. The ASML Ground Lease commenced August 22, 1997 and expires on December 31, 2082. The annual ground lease payment for the first 15 years of the ASML Ground Lease term is $186,368.

     The entire 95,133 rentable square feet of the ASML Building is currently under a net lease agreement (the "ASML Lease") with ASM Lithography, Inc. ("ASML"). The landlord's interest in the ASML Lease was assigned to Wells OP at the closing. The ASML Lease commenced on June 4, 1998, and expires on June 30, 2013. ASML has the right to extend the ASML Lease for two additional five year periods of time at the prevailing "market rental rate," but in no event less than the rate in force at the end of the preceding lease term. The current annual rent payable under the ASML Lease is $1,927,788, out of which Wells OP will be required to make the annual ground lease payment described above.

     ASML is a wholly-owned subsidiary of ASM Lithography Holdings NV ("ASML Holdings"), a Dutch multi-national corporation that supplies lithography systems used for printing integrated circuit designs onto very thin disks of silicon, commonly referred to as wafers.

     For further information regarding the acquisition of the ASML Building, refer to the Form 8-K of Wells Real Estate Investment Trust, Inc. dated March 29, 2000, which was filed with the Commission on April 12, 2000 (Commission File No. 0-25739).

     The Motorola Building

     On March 29, 2000, Wells OP purchased a two-story office building with approximately 133,225 rentable square feet on a 12.44-acre tract of land located at 8075 South River Parkway, Tempe, Maricopa County, Arizona (the "Motorola Building") from Ryan Companies US, Inc. The purchase price for the Motorola Building was $16,000,000, excluding closing costs. In order to finance part of the acquisition of the Motorola Building, Wells OP obtained a loan of $5,000,000 from Ryan in a seller financing transaction (the "Ryan Loan"). The Ryan Loan matures in one year and accrues interest at the rate of nine percent (9%) per annum, payable on a monthly basis. The Ryan Loan is secured by a first mortgage interest on the Motorola Building.

     The land upon which the Motorola Building is situated is subject to a long-term ground lease (the "Motorola Ground Lease") with the Research Park and, at closing, Wells OP was assigned and assumed all the tenant's rights, duties and obligations under the Motorola Ground Lease. The Motorola Ground Lease commenced November 19, 1997 and expires on December 31, 2082. The annual ground lease payment for the first 15 years of the Motorola Ground Lease term is $243.825.

     The entire 133,225 rentable square feet of the Motorola Building is currently under a net lease agreement (the "Motorola Lease") with Motorola, Inc. ("Motorola"). The landlord's interest in the Motorola Lease was assigned to Wells OP at the closing. The initial term of the Motorola Lease is seven years, which commenced on August 17, 1998, and expires on August 31, 2005. Motorola has the right to extend the Motorola Lease for four additional five-year periods of time at the prevailing "market rental rate." The current annual rent payable under the Motorola Lease is $1,843,834, out of which Wells OP will be required to make the annual ground lease payment described above.

     The building is occupied by Motorola's Satellite Communications Division ("SATCOM"). SATCOM is a worldwide developer and manufacturer of space and ground communications equipment and systems.

     For further information regarding the acquisition of the Motorola Building, refer to the Form 8-K of Wells Real Estate Investment Trust, Inc. dated March 29, 2000, which was filed with the Commission on April 12, 2000 (Commission File No. 0-25739).

     Financing for the Buildings (Dial, ASML, and Motorola)

     The aggregate purchase price for the buildings was $47,605,000. The aggregate amount of $47,725,000 required to close the acquisition of the Buildings consisted of (a) $7,225,000 in cash funded from a capital contribution by the Company, (b) $9,000,000 in loan proceeds obtained from a revolving credit facility established with SouthTrust Bank, N.A., (c) $26,500,000 in loan proceeds obtained from a revolving credit facility established with Bank of America, N.A., and (d) $5,000,000 in loan proceeds provided by Ryan as seller financing in connection with the purchase of the Motorola Building, as described above.


3.   NOTES PAYABLE

     Notes payable consists of loans of (i) $11,320,000 due to SouthTrust Bank secured by a first mortgage against the PWC Building; (ii) $3,286,008 due to SouthTrust Bank secured by a pledge of the ABB property and the ABB Richmond Lease, which is secured by a $4,000,000 letter of credit; (iii) $14,246,095 due to Bank of America secured by a first priority mortgage against the Matsushita Property; (iv) $26,660,798 due to Bank of America secured by first mortgages on the AT&T and Marconi buildings; (v) $8,000,000 due to Richter-Schroeder Company, Inc. secured by a first mortgage against the Metris Building; and (vi) $5,000,000 due to Ryan Companies US, Inc. secured by a first mortgage on the Motorola Building.


4.   DUE TO AFFILIATES

     Due to affiliates consists of Acquisitions and Advisory Fees and Acquisition Expenses, deferred offering costs, and other operating expenses paid by the Advisor on behalf of the Partnership. Also included in Due to Affiliates is the Matsushita lease guarantee which is explained in detail in the December 31, 1999 10-K. Payments of $221,464 have been made as of March 31, 2000 toward fulfilling the Matsushita agreement.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and notes thereto. This report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Company, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

     Liquidity and Capital Resources

     The Company began active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares pursuant to its initial public offering, which commenced on January 30, 1998. The Company terminated its initial public offering on December 19, 1999, and on December 20, 1999, the Company commenced a follow-on public offering of up to 22,200,000 shares of common stock at $10 per share. As of December 31, 1999, the Company had raised an aggregate of $134,710,850 in offering proceeds through the sale of 13,471,085 shares. As of December 31, 1999, the Company had paid $4,714,880 in Acquisition Advisory Fees and Acquisition Expenses, $16,838,857 in selling commissions and organizational offering expenses, and $112,287,969 in capital contributions to Wells Operating Partnership, L.P. ("Wells OP"), the operating partnership of the Company, for investments in joint ventures and acquisitions of real properties. As of December 31, 1999, the Company was holding net offering proceeds of approximately $869,144 available for investment in additional properties.

     Between December 31, 1999, and March 31, 2000, the Company raised an additional $27,048,368 in offering proceeds through the sale of an additional 2,704,837 shares. Accordingly, as of March 31, 2000, the Company had raised a total of $161,759,218 in offering proceeds through the sale of 16,175,922 shares of common stock. As of March 31, 2000, the Company had paid a total of $5,655,617 in Acquisition and Advisory Fees and Acquisition Expenses, had paid a total of $20,198,632 in selling commissions and organizational offering expenses, had made capital contributions of $133,599,737 to Wells OP for investments in joint ventures and acquisitions of real property, had utilized $170,163 for the retirement of stock pursuant to the Company's share redemption program, and was holding net offering proceeds of $2,135,069 available for investment and additional properties.

     Cash and cash equivalents at March 31, 2000 and 1999 were $4,259,855 and $7,864,546, respectively. The decrease in cash and cash equivalents resulted primarily from raising additional capital which was more than offset by increased investment in real property acquisitions.

     Operating cash flows are expected to increase as additional properties are added to the Company's investment portfolio. Dividends to be distributed to the shareholders are determined by the Board of Directors and are dependent upon a number of factors relating to the Company, including funds available for payment of dividends, financial condition, capital expenditure requirements and annual distribution requirements in order to maintain the Company's status as a REIT under the Internal Revenue Code.

     As of March 31, 2000, the Company had acquired interests in 21 real estate properties. These properties are generating sufficient cash flow to cover the operating expenses of the Company and pay quarterly dividends. Dividends declared for the first quarter of 2000 and the first quarter of 1999 totaled $0.175 per share, which were declared on a daily record date basis in the amount of $0.1902 per share payable to the shareholders of record at the close of business of each day during the quarter.

     Cash Flows from Operating Activities

     Net cash provided by operating activities was $2,753,796 for the three months ended March 31, 2000 and $464,315 for the three months ended March 31, 1999. The increase in net cash provided by operating activities was due primarily to the purchase of additional properties in 1999 and 2000.

     Cash Flows from Investing Activities

     The increase in net cash used in investing activities from $18,057,553 for the three months ended March 31, 1999 to $67,348,173 for the three months ended March 31, 2000 was due primarily to the raising of additional capital and funds that have been invested in real property acquisitions.

     Cash Flows from Financing Activities

     The increase in net cash provided by financing activities from $17,478,381 for the three months ended March 31, 1999 to $65,924,428 for the three months ended March 31, 2000 was due primarily to the raising of additional capital and the corresponding increase in funds borrowed to purchase additional properties. The Company raised $27,048,365 in offering proceeds for the three months ended March 31, 2000, as compared to $25,481,931 for the three months ended March 31, 1999. In addition, the Company received loan proceeds from financings secured by properties of $54,991,145 and repaid notes payable in the amount of $10,407,472.

     Results of Operations

     As of March 31, 2000, the properties owned by the Company were 100% occupied. Gross revenues for the three months ended March 31, 1999 and for the three months ended March 31, 2000 were $988,000 and $3,710,409, respectively. This increase was due to the purchase of additional properties during 1999 and 2000. The purchase of interest in additional properties also resulted in an increase in operating expenses, management and leasing fees, and depreciation expense. As a result, net income increased to $1,691,288 for 2000 as compared to $393,438 for 1999.

     Property Operations

     As of March 31, 2000, the Company owned interests in the following operational properties:

               The ABB Building/Fund IX-X-XI-REIT Joint Venture


                                                    Three Months Ended
                                                 -------------------------
                                                 March 31,       March 31,
                                                   2000            1999
                                                 ---------       ---------
     Revenues:
       Rental income                              $315,165        $260,092
       Interest income                              17,728          15,060
                                                 ---------       ---------
                                                   332,893         275,152
                                                 ---------       ---------

     Expenses:
       Depreciation                                 98,454         134,100
       Management and leasing expenses              25,253          21,386
       Other operating expenses                     (6,063)        (11,607)
                                                 ---------       ---------
                                                   117,644         143,879
                                                 ---------       ---------
     Net income                                   $215,249        $131,273
                                                 =========       =========

     Occupied percentage                               100%            98%
                                                 =========       =========

     Company's ownership percentage                   3.72%           3.74%
                                                 =========       =========

     Cash distributions to the Company            $ 11,534        $  9,989
                                                 =========       =========

     Net income allocated to the Company          $  8,009        $  4,986
                                                 =========       =========

     Net income increased in 2000, over 1998, due primarily to the increased occupancy level of the property. Total expenses decreased due to a decrease in depreciation expense. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled the following year and the difference billed to the tenant.

     Cash distributions increased in 2000 over 1999 due to a combination of increased rental income and decreased expenses. The Company's ownership percentage decreased due to the contribution of additional capital contributions made to the Fund IX-X-XI-REIT Joint Venture in the first quarter of 2000 by Wells Fund IX.

     It is currently anticipated that the total cost to complete the tenant improvements estimated to be approximately $50,000 will be contributed by Wells Fund X.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,    March 31,
                                                             2000         1999
                                                          ---------    ---------
     Revenues:
       Rental income                                      $ 256,829    $256,829
                                                          ---------    --------

     Expenses:
       Depreciation                                          81,576      81,576
       Management and leasing expenses                       17,001      11,618
       Other operating expenses, net of reimbursements       27,594         363
                                                          ---------    --------
                                                            126,171      93,557
                                                          ---------    --------
     Net income                                           $ 130,658    $163,272
                                                          =========    ========

     Occupied percentage                                        100%        100%
                                                          =========    ========

     Company's ownership percentage                            3.72%       3.74%
                                                          =========    ========

     Cash distributions to Company                        $   7,684    $  9,084
                                                          =========    ========

     Net income allocated to Company                      $   4,861    $  6,202
                                                          =========    ========

     Net income decreased in 2000 as compared to 1999 due to an overall increase in expenses. Operating expenses increased significantly due to the rise in real estate taxes, which stemmed from the revaluation of the property by Boulder County authorities in 1999.

     Cash distributions have decreased largely because of the decrease in net income. The Company's ownership percentage decreased due to additional capital contributions made to the Fund IX-X-XI-REIT Joint Venture by Wells Fund IX during the first quarter of 2000.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,    March 31,
                                                            2000          1999
                                                          ---------    ---------
     Revenues:
       Rental income                                     $206,189      $206,522
                                                         --------      --------

     Expenses:
       Depreciation                                        71,670        71,670
       Management and leasing expenses                     20,907        17,864
       Other operating expenses, net of reimbursements    (16,920)       (2,250)
                                                         --------      --------
                                                           75,657        87,284
                                                         --------      --------
     Net income                                          $130,532      $119,238
                                                         ========      ========

     Occupied percentage                                      100%          100%
                                                         ========      ========

     Company's ownership percentage                          3.72%         3.74%
                                                         ========      ========

     Cash distributions to the Company                   $  7,573      $  7,186
                                                         ========      ========

     Net income allocated to the Company                 $  4,857      $  4,521
                                                         ========      ========

     Net income increased in 2000 as compared to 1999 due to an increase in CAM reimbursement billed in 2000 to the tenants. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common-area maintenance which is then reconciled the following year and the difference billed to the tenants.

     Cash distributions and net income allocated to the Company for the quarter increased in 2000 over 1999 due to an increase in net income. The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund IX to the Joint Venture during the first quarter of 2000.

        The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture


                                                                                          Three Months Ended
                                                                                     ------------------------------
                                                                                      March 31,         March 31,
                                                                                        2000               1999
                                                                                     --------------  --------------
Revenues:
   Rental income                                                                      $145,752          $ 145,752
                                                                                      -------------  --------------
Expenses:
   Depreciation                                                                         45,801             45,801
   Management and leasing expenses                                                       5,370              5,370
   Other operating expenses                                                              3,481              3,014
                                                                                      -------------  --------------
                                                                                        54,652             54,185
                                                                                      -------------  --------------
Net income                                                                            $ 91,100          $  91,567
                                                                                      =============  ==============
Occupied percentage                                                                        100%               100%
                                                                                      =============  ==============
Company's ownership percentage                                                            3.72%              3.74%
                                                                                      =============  ==============
Cash distributions to the Company                                                      $ 4,702          $   4,782
                                                                                      =============  ==============
Net income allocated to the Company                                                    $ 3,389          $   3,479
                                                                                      =============  ==============

Rental income, net income and distributions remained relatively stable as compared to 1999 due to the stable occupancy rate. The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by the Wells Fund IX to the Joint Venture during the first quarter of 2000.

               The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                                                          Three Months Ended
                                                                                    -------------------------------
                                                                                       March 31,        March 31,
                                                                                         2000             1999
                                                                                    --------------    --------------
Revenues:
   Rental income                                                                     $ 168,250        $ 123,873
                                                                                    --------------    --------------
Expenses:
   Depreciation                                                                         55,062           48,495
   Management and leasing expenses                                                       7,280            5,603
   Other operating expenses                                                              5,148           (1,713)
                                                                                    --------------    --------------
                                                                                        67,490           52,385
                                                                                    --------------    --------------
Net income                                                                           $ 100,760        $  71,488
                                                                                    ==============    ==============
Occupied percentage                                                                        100%             100%
                                                                                    ==============    ==============
Company's ownership percentage                                                            3.72%            3.74%
                                                                                    ==============    ==============
Cash distributions to the Company                                                    $   5,618        $   4,411
                                                                                    ==============    ==============
Net income allocated to the Company                                                  $   3,749        $   2,716
                                                                                    ==============    ==============

Rental income increased in 2000 as compared to 1999 due to the completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000 over 1999 due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Cash distributions increased in 2000 over 1999 due primarily to the increase in net income. The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund IX to the Joint Venture during the first quarter of 2000.

               The Cort Building/Wells/Orange County Joint Venture



                                                                                          Three Months Ended
                                                                                    -------------------------------
                                                                                       March 31,        March 31,
                                                                                         2000             1999
                                                                                    --------------    --------------
 Revenues:
   Rental income                                                                     $ 198,885          $ 198,885
                                                                                     -------------     -------------
Expenses:
    Depreciation                                                                        46,641             46,641
    Management and leasing expenses                                                      7,590              7,590
    Other operating expenses
                                                                                        11,171              8,172
                                                                                     -------------     -------------
                                                                                        65,402             62,403
                                                                                     -------------     -------------
Net income                                                                           $ 133,483          $ 136,482
                                                                                     =============     =============
Occupied percentage                                                                        100%               100%
                                                                                     =============     =============
Company's ownership percentage                                                            43.7%              43.7%
                                                                                     =============     =============
Cash distributions to the Company                                                    $  74,665          $  75,974
                                                                                     =============     =============
Net income allocated to the Company                                                  $  58,288          $  59,598
                                                                                     =============     =============

Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses are slightly higher due to increased expenditures for travel and taxes.

               The Fairchild Building/Wells/Fremont Joint Venture

                                                                                          Three Months Ended
                                                                                    -------------------------------
                                                                                       March 31,        March 31,
                                                                                         2000             1999
                                                                                    --------------    --------------
 Revenues:
   Rental income                                                                    $ 225,195          $ 225,210
                                                                                    --------------    --------------
Expenses:
   Depreciation                                                                        71,382             71,382
   Management and leasing expenses                                                      9,175              9,324
   Other operating expenses                                                             3,770              1,000
                                                                                    --------------    --------------
                                                                                       84,327             81,706
                                                                                    --------------    --------------
Net income                                                                          $ 140,868          $ 143,504
                                                                                    ==============    ==============
Occupied percentage                                                                       100%               100%
                                                                                    ==============    ==============
Company's ownership percentage                                                           77.5%              77.5%
                                                                                    ==============    ==============
Cash distributions to the Company                                                   $ 158,409          $ 155,840
                                                                                    ==============    ==============
Net income allocated to the Company                                                 $ 109,178          $ 111,222
                                                                                    ==============    ==============

Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses are slightly higher due primarily to increased expenditures for accounting fees.

                                 PCW Building

                                                                   Three Months Ended
                                                                ----------------------------
                                                                 March 31,       March 31,
                                                                    2000            1999
                                                                ------------   -------------
Revenues:
   Rental income                                                    $552,298        $552,042
                                                                ------------   -------------
Expenses:
   Depreciation                                                      206,037         205,770
   Management and leasing expenses                                    38,945          41,272
   Other operating expenses                                          (36,029)        135,003
                                                                ------------   -------------
                                                                     208,953         382,045
                                                                ------------   -------------
Net income                                                          $343,345        $169,997
                                                                ============   =============

Occupied percentage                                                      100%            100%
                                                                ============   =============

Company's ownership percentage                                           100%            100%
                                                                ============   =============

Cash generated to the Company                                       $496,230        $309,863
                                                                ============   =============

Net income generated to the Company                                 $343,345        $169,997
                                                                ============   =============

Rental income has remained stable. For March 31, 2000, other operating expenses are negative and management and leasing fees are lower than for 1999 due to increased common area maintenance billings in 2000. Management and leasing fee reimbursement is also included in other operating expenses. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenants.

                                  AT&T Building

                                                                            Three Months            Two Months
                                                                                Ended                  Ended
                                                                           March 31, 2000         March 31, 1999
                                                                           --------------         --------------
Revenues:
   Rental income                                                                $340,832               $174,141
                                                                           -------------          -------------
Expenses:
   Depreciation                                                                  120,744                 80,472
   Management and leasing expenses                                                15,338                  3,420
   Other operating expenses                                                        6,874                    807
   Interest expense                                                                3,206                 66,924
                                                                           -------------          -------------
                                                                                 146,162                151,623
                                                                           -------------          -------------
Net income                                                                      $194,670               $ 22,518
                                                                           =============          =============

Occupied percentage                                                                  100%                   100%
                                                                           =============          =============

Company's ownership percentage                                                       100%                   100%
                                                                           =============          =============

Cash generated to the Company                                                   $324,414               $ 32,042
                                                                           =============          =============

Net income generated to the Company                                             $194,670               $ 22,518
                                                                           =============          =============

On February 4, 1999, the Wells OP acquired a four-story office building containing approximately 81,859 rentable square feet on a 10.5-acre tract of land in Harrisburg, Pennsylvania (the "AT&T Building") for a purchase price of $12,291,2000, excluding acquisitions costs.

The building is 100% leased by Pennsylvania Cellular Telephone Corp., with a lease expiration in November 2008. The first year annual base rent payable under the AT&T lease is $880,264. The second annual base rent payable will be $1,390,833. The base rent escalates at the rate of approximately 2% per year throughout the ten-year lease term.

Since the AT&T Building was purchased in February 1999, comparable income and expenses figures for the prior year are not available.

            EYBL CarTex Building/Wells Fund XI-XII-REIT Joint Venture

                                                                            Three Months
                                                                               Ended
                                                                           March 31, 2000
                                                                           --------------
Revenues:
   Rental income                                                                $ 140,089
                                                                           --------------
Expenses:
   Depreciation                                                                    49,901
   Management and leasing expenses                                                  5,721
   Other operating expenses                                                         9,840
                                                                           --------------
                                                                                   65,462
                                                                           --------------
Net income                                                                      $  74,627
                                                                           ==============

Occupied percentage                                                                   100%
                                                                           ==============

Company's ownership percentage                                                       56.8%
                                                                           ==============
Cash distributions to the Company                                               $  56,928
                                                                           ==============

Net income allocated to the Company                                             $  42,361
                                                                           ==============

On May 18, 1999, Wells Real Estate, LLC-SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-REIT Joint Venture (which later admitted Wells Fund XII and changed its name to the Fund XI-XII-REIT Joint Venture), acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina (the "EYBL CarTex Building") for a purchase price of $5,085,000 excluding acquisitions costs.

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

Since the EYBL CarTex Building was purchased in May of 1999, comparable income and expense figures for the prior year are not available.

                The Sprint Building/Fund X-XII-REIT Joint Venture

                                                                      Three Months
                                                                          Ended
                                                                      March 31, 2000
                                                                      --------------
Revenues:

   Rental income                                                            $265,997
                                                                      --------------
   Expenses:
   Depreciation                                                               81,779
   Management and leasing expenses                                            11,239
   Other operating expenses                                                    6,324
                                                                      --------------
                                                                              99,342
                                                                      --------------
Net income                                                                   166,655
                                                                      ==============

Occupied percentage                                                              100%
                                                                      ==============

Company's ownership percentage                                                  56.8%
                                                                      ==============

Cash distributions to the Company                                           $131,801
                                                                      ==============

Net income allocated to the Company                                         $ 94,597
                                                                      ==============

On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, (the "Sprint Building") for the purchase price of $9,546,210.

The entire Sprint Building is currently under a net lease with Sprint Communications, Inc. and expires on May 18, 2007. Sprint has the option under its lease to extend the initial term for two consecutive five-year periods. The annual base rent payable during the first five years of the initial term is $999,050 in equal monthly installments of $83,254. The annual lease rent during the last five years of the lease is $1,102,400 in equal monthly installments of $91,867. Under the lease, Sprint is responsible for all-routine maintenance and repairs. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the exterior, roof, foundation and structure.

Since the Sprint Building was purchased in July 1999, comparative income and expense figures are not available for the prior year.

             Johnson Matthey Building/Fund XI-XII-REIT Joint Venture

                                                               Three Months
                                                                  Ended
                                                              March 31, 2000
                                                             ----------------
Revenues:
   Rental income                                                  $214,474
                                                             ----------------
Expenses:
   Depreciation                                                     63,869
   Management and leasing expenses                                   8,885
   Other operating expenses                                          4,877
                                                             ----------------
                                                                    77,631
                                                             ----------------
Net income                                                        $136,843
                                                             ================

Occupied percentage                                                    100%
                                                             ================

Company's ownership percentage                                        56.8%
                                                             ================

Cash distributions to the Company                                 $104,258
                                                             ================

Net income allocated to the Company                               $ 77,675
                                                             ================

On August 17, 1999, the Fund XI-XII-REIT Joint acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a ten-acre tract of land located in Tredyffrim Township, Chester County, Pennsylvania, for a purchase price of $8,000,000, excluding acquisition costs. The entire Johnson Matthey Building is currently under a net lease with Johnson Matthey, and was assigned to the XI-XII-REIT Joint Venture at closing. The lease currently expires on June 2007, and John Matthey has the right to extend the lease for two additional three-year periods of time. The monthly lease rent payable under the Johnson Matthey lease for the remainder of the lease term is $65,812.50 through June 30, 2000; $67,437.54 through June 30, 2001; $69,062.50 through June 30, 2002; $71,229.17 through June 30, 2003;
$72,854.17 through June 30, 2004; $74,750.00 through 2005; $76,375.00 through
June 30, 2006; and $78,270.84 through June 30, 2007. Under the Lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Johnson Matthey Building during the term of the Lease. In addition, Johnson Matthey is responsible for all-routine maintenance and repairs to the Johnson Matthey Building. The XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are not available for the prior year.

              The Gartner Building/Fund XI-XII-REIT Joint Venture

                                                             Three Months
                                                                Ended
                                                            March 31, 2000
                                                           ----------------
Revenues:
   Rental income                                               $204,241
                                                           ----------------
Expenses:
   Depreciation                                                  77,623
   Management and leasing expenses                               10,162
   Other operating expenses                                     (15,311)
                                                           ----------------
                                                                 72,474
                                                           ----------------
Net income                                                     $131,767
                                                           ================

Occupied percentage                                                 100%
                                                           ================

Company's ownership percentage                                     56.8%

                                                           ================
Cash distributions to the Company                              $108,131

                                                           ================
Net income allocated to the Company                           $  74,795
                                                           ================

On September 20, 1999, the Wells Fund XI-XII-REIT Joint Venture acquired a two story office building containing approximately 62,400 rentable square feet located on a 4.9-acre tract of land located in Fort Meyers, Florida for a purchase price of $8,320,000 excluding acquisition costs.

The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner and was assigned to the Fund XI-XII-REIT Joint Venture at the closing. The lease currently expires on January 31, 2008. Gartner has the right to extend its Lease for two additional five-year periods of time.

The monthly lease rent payable under the Gartner lease for the remainder of the lease term is $53,566.50 through January 31, 2000; $65,866.83 through January 31, 2001; $67,534.00 through January 31, 2002; $69,222.35 through January 31,
2003; $70,952.89 through January 31, 2005; $74,544.92 through January 31, 2006;
$76,408.54 through January 31, 2007; and $78,318.71 through January 31, 2008.

Under the Lease, Gartner is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Gartner Building during the term of the Lease. In addition, Gartner is responsible for all-routine maintenance and repairs to the Gartner Building. The Joint Venture, as landlord, is responsible for repair and replacement of the roof structure, and paved parking areas.

Since the Gartner Building was purchased in September 1999, comparative income and expense figures are not available for the prior year.

Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for the first quarter of 2000 as well as the fourth quarter of 1999. Since the building was purchased in September of 1999, the Partnership could not estimate the amount to be billed for 1999 until the first quarter of 2000.

                             The Marconi Building

                                                            Three Months
                                                               Ended
                                                           March 31, 2000
                                                          ----------------
Revenues:
   Rental income                                               $817,819
                                                          ----------------
Expenses:
   Depreciation                                                 293,352
   Management and leasing expenses                               37,453
   Other operating expenses                                       6,635
                                                          ----------------
                                                                337,440
                                                          ----------------
Net income                                                     $480,379
                                                          ================

Occupied percentage                                                 100%
                                                          ================

Company's ownership percentage                                      100%
                                                          ================

Cash generated to the Company                                  $671,165
                                                          ================

Net income generated to the Company                            $480,379
                                                          ================

On September 10, 1999, Wells OP acquired a two-story corporate headquarters facility containing approximately 250,354 rentable square feet on a 15.3-acre tract of land in Wood Dale, Illinois, for a purchase price of $32,630,940, excluding acquisition costs.

The building is 100% leased by Marconi Data, with a lease expiration of November 2011. The annual base rent payable under the Marconi Lease is $2,838,952 through November 2001 and then $3,376,746 through November 2011.

Since the Marconi Building was purchased in September 1999, comparable income and expense figures for the prior year are not available.

                            The Matsushita Building

                                                            Three Months
                                                               Ended
                                                           March 31, 2000
                                                          ----------------
Revenues:
   Rental income                                               $524,609
                                                          ----------------
Expenses:
   Depreciation                                                 254,757
   Management and leasing expenses                               44,103
   Other operating expenses                                      17,315
                                                          ----------------
                                                                316,175
                                                          ----------------
Net income                                                     $208,434
                                                          ================

Occupied percentage                                                 100%
                                                          ================

Company's ownership percentage                                      100%
                                                          ================

Cash generated to the Company                                  $273,249
                                                          ================

Net income generated to the Company                            $208,434
                                                          ================

As of March 31, 2000, Wells OP had spent approximately $18,000,000 towards the construction of the approximately 150,000 square foot office building in Lake Forest, California. The Matsushita project is substantially complete, and the aggregate of all costs and expenses to be incurred by Wells OP with respect to the acquisition and construction of the Matsushita project is not expected to exceed the budget of $18,400,000. The screen wall for the roof top air conditioning unit will be completed in the second quarter of 2000.

On January 4, 2000, Matsushita Avionics occupied 100% of the 150,000 rentable square foot building. The monthly base rent is based upon a projected total cost for the Matsushita project of $17,847,769. If the total project cost is more or less than $17,847,769, then the monthly base rent shall be adjusted upward or downward, as the case may be, by 10% of the difference. Matsushita is currently paying $154,602 in monthly rent.

Since the Matsushita Building opened in January 2000, comparable income and expense figures for the prior year are not available.

                              The Cinemark Building

                                                    Three Months
                                                       Ended
                                                    March 31, 2000
                                                   ----------------
Revenues:
   Rental income                                       $701,604
                                                   ----------------
Expenses:
   Depreciation                                         212,276
   Management and leasing expenses                       32,700
   Other operating expenses                             165,590
                                                   ----------------
                                                        410,566
                                                   ----------------
Net income                                             $291,038
                                                   ================
Occupied percentage                                         100%
                                                   ================

Company's ownership percentage                              100%
                                                   ================

Cash generated to the Company                          $455,916
                                                   ================

Net income generated to the Company                    $291,038
                                                   ================

On December 21, 1999, Wells OP acquired a five-story office building containing approximately 118,108 rentable square feet on a 3.52-acre tract of land in Plano, Texas, for a purchase price of $21,800,000, excluding acquisition costs.

The building is 100% leased by Cinemark and Coca-Cola, with lease expirations of November 2009 and November 2006, respectively.

Since the Cinemark Building was purchased in December of 1999, comparable income and expense figures for the prior year are not available.

                               The Metris Building

                                                   Two Months
                                                     Ended
                                                 March 31, 2000
                                                 --------------
Revenues:
   Rental income                                     $172,492
                                                 --------------
Expenses:
   Depreciation                                        77,130
   Management and leasing expenses                      7,373
   Other operating expenses                             2,916
                                                 --------------
                                                       87,419
                                                 --------------
Net income                                           $ 85,073
                                                 ==============

Occupied percentage                                       100%
                                                 ==============

Company's ownership percentage                            100%
                                                 ==============

Cash generated to the Company                        $154,675
                                                 ==============

Net income generated to the Company                  $ 85,073
                                                 ==============

In February 2000, Wells OP acquired a three-story office building containing approximately 101,100 rentable square feet on a 14.6-acre tract of land in Tulsa, Oklahoma, for a purchase price of $12,700,000 excluding acquisition costs.

The building is 100% leased by Metris, with a lease expiration of January 31, 2010. The annual base rent payable under the Metris Lease is $1,187,925 through January 2005 and then $1,306,718 through January 2010.

Since the Metris Building was purchased in February of 2000, comparable income and expense figures for the prior year are not available.

                                The Dial Building

                                             One Month
                                               Ended
                                           March 31, 2000
                                          ----------------
Revenues:
   Rental income                                $11,191
                                          ----------------
Expenses:
   Depreciation                                   3,894
                                          ----------------
Net income                                      $ 7,297
                                          ================

Occupied percentage                                 100%
                                          ================

Company's ownership percentage                      100%
                                          ================

Cash generated to the Company                   $11,191
                                          ================

Net income generated to the Company             $ 7,297
                                          ================

On March 29, 2000, Wells OP acquired a two-story office building containing approximately 129,689 rentable square feet on a 8.8375-acre tract of land in Scottsdale, Arizona, for a purchase price of $14,250,000, excluding acquisition costs.

The building is 100% leased by Dial Corporation, with a lease expiration of August 31, 2008. The annual base rent payable under the Dial Lease is $1,387,672 through the initial term of the lease.

Since the Dial Building was purchased in March of 2000, comparable income and expense figures for the prior year are not available.

                                The ASML Building

                                                  One Month
                                                    Ended
                                                March 31, 2000
                                               ----------------
Revenues:
   Rental income                                     $15,547
                                               ----------------
Expenses:
   Depreciation                                        6,279
   Other operating expenses                            1,503
                                               ----------------
                                                       7,782
                                               ----------------
Net income                                           $ 7,765
                                               ================

Occupied percentage                                      100%
                                               ================

Company's ownership percentage                           100%
                                               ================

Cash generated to the Company                        $14,044
                                               ================


Net income generated to the Company                  $ 7,765
                                               ================

On March 29, 2000, Wells OP acquired a two-story office building containing approximately 95,133 rentable square feet on a 9.51-acre tract of land in Tempe, Arizona, for a purchase price of $17,355,000, excluding acquisition costs.

The building is 100% leased by ASML Lithography, Inc. ("ASML"), with a lease expiration of June 30, 2013. The current annual base rent payable under the ASML Lease is $1,927,788, out of which Wells OP is required to make ground lease payments in the amount of $186,368 annually.

Since the ASML Building was purchased in March of 2000, comparable income and expense figures for the prior year are not available.

                             The Motorola Building

                                                              One Month
                                                                Ended
                                                            March 31, 2000
                                                           ----------------
Revenues:
   Rental income                                               $14,870
                                                           ----------------
Expenses:
   Depreciation                                                  5,789
   Other operating expenses                                      1,967
                                                           ----------------
                                                                 7,756
                                                           ----------------
Net income                                                       7,114
                                                           ================

Occupied percentage                                                100%
                                                           ================
Company's ownership percentage                                     100%
                                                           ================
Cash generated to the Company                                  $12,903
                                                           ================
Net income generated to the Company                            $ 7,114
                                                           ================

On March 29, 2000, Wells OP acquired a two-story office building containing approximately 133,225 rentable square feet on a 12.44-acre tract of land in Tempe, Arizona, for a purchase price of $16,000,000, excluding acquisition costs.

The building is 100% leased by Motorola, Inc. ("Motorola"), with a lease expiration of August 31, 2005. The current annual base rent payable under the Motorola Lease is $1,843,834, out of which Wells OP is required to make ground lease payments in the amount of $243,825 annually.

Since the Motorola Building was purchased in March of 2000, comparable income and expense figures for the prior year are not available.

                                                      PART II. OTHER INFORMATION



ITEM 6 (b.) During the first quarter of 2000, the Registrant filed a Current Report on Form 8-K dated March 29,2000 describing the acquisition of the Dial, ASML and Motorola Buildings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Wells real estate INVESTMENT TRUST, INC.
                               (Registrant)
Dated:  May 11, 2000   By:     /s/ Leo F. Wells, III
                               ---------------------
                               Leo F. Wells, III
                               President, Director, and Chief Financial Officer