Form 10-Q
period 2000-06-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2000-08-11
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended  June 30, 2000   or
                               ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _____________________ to ___________________

Commission file number                   0-25739
                       ----------------------------------------------------

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                      58-2328421
-----------------------------------------    -----------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                   Identification Number)

6200 The Corners Pkwy., Norcross, Georgia                  30092
-----------------------------------------    -----------------------------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (770) 449-7800
                                                   -----------------------------

--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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


                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements


       Balance Sheets--June 30, 2000 and December 31, 1999                   3

       Statements of Income for the Three Months and Six Months Ended
         June 30, 2000 and 1999                                              4

       Statements of Shareholders' Equity for the Year Ended
         December 31, 1999 and the Six Months Ended June 30, 2000            5


       Statements of Cash Flows for the Six Months Ended June 30, 2000
         and 1999                                                            6

       Condensed Notes to Financial Statements                               7

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       12


PART II.  OTHER INFORMATION                                                 39

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                                 BALANCE SHEETS

                                     ASSETS

                                                                      June 30,        December 31,
                                                                    ------------     ------------
                                                                        2000             1999
                                                                    ------------     ------------
REAL ESTATE, at cost:
  Land                                                              $ 21,695,304     $ 14,500,822
  Building and improvements, less accumulated depreciation
    of $4,655,426 in 2000 and $1,726,103 in 1999                     179,318,847       81,507,040
  Construction in progress                                             7,964,288       12,561,459
                                                                    ------------     ------------
    Total real estate                                                208,978,439      108,569,321
                                                                    ------------     ------------
INVESTMENT IN JOINT VENTURES (Note 2)                                 36,090,567       29,431,176

DUE FROM AFFILIATES                                                      784,043          648,354

CASH AND CASH EQUIVALENTS                                              6,315,188        2,929,804

DEFERRED PROJECT COSTS (Note 1)                                           96,533           28,093

DEFERRED OFFERING COSTS (Note 1)                                         529,727          964,941

PREPAID EXPENSES AND OTHER ASSETS                                      4,809,674        1,280,601
                                                                    ------------     ------------
    Total assets                                                    $257,604,171     $143,852,290
                                                                    ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                  $    874,735     $    461,300
  Notes payable (Note 3)                                              65,742,524       23,929,228
  Due to affiliates (Note 4)                                           1,727,907        1,079,466
  Dividends payable                                                    3,315,836        2,166,701
  Minority interest of unit holder in operating partnership              200,000          200,000
                                                                    ------------     ------------
    Total liabilities                                                 71,861,002       27,836,695
                                                                    ------------     ------------
SHAREHOLDERS' EQUITY:
  Common shares, $.01 par value; 40,000,000 shares authorized,
    21,753,451 shares issued and outstanding at June 30, 2000            217,535          134,710
  Additional paid-in capital                                         185,525,634      115,880,885
  Retained earnings                                                            0                0
                                                                    ------------     ------------
    Total shareholders' equity                                       185,743,169      116,015,595
                                                                    ------------     ------------
    Total liabilities and shareholders' equity                      $257,604,171     $143,852,290
                                                                    ============     ============

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                              STATEMENTS OF INCOME

                                              Three Months Ended       Six Months Ended
                                            ----------------------  ----------------------
                                             June 30,     June 30,   June 30,    June 30,
                                               2000        1999        2000        1999
                                            ----------  ----------  ----------  ----------
REVENUES:
  Rental income                             $4,741,141  $  852,831  $7,892,403  $1,579,014
  Equity in income of joint ventures           567,421     205,455   1,049,182     398,178
  Interest income                              129,056     146,652     206,442     215,746
                                            ----------  ----------  ----------  ----------
                                             5,437,618   1,204,938   9,148,027   2,192,938
                                            ----------  ----------  ----------  ----------
EXPENSES:
  Operating costs, net of reimbursements       193,459      52,211     342,267      29,616
  Management and leasing fees                  304,094      37,393     537,864      82,085
  Depreciation                               1,749,065     326,001   2,929,323     612,243
  Administrative costs                         174,714      40,230     231,858      69,940
  Legal and accounting                          78,302      29,350      97,720      56,450
  Computer costs                                 3,425       3,360       6,493       6,063
  Amortization of loan fees                     63,524       2,433      86,127       4,055
  Interest expense                           1,350,014     111,985   1,704,066     337,073
                                            ----------  ----------  ----------  ----------
                                             3,916,597     602,963   5,935,718   1,197,525
                                            ----------  ----------  ----------  ----------
NET INCOME                                  $1,521,021  $  601,975  $3,212,309  $  995,413
                                            ==========  ==========  ==========  ==========
BASIC AND DILUTED EARNINGS PER SHARE             $0.08       $0.09       $0.19       $0.19
                                            ==========  ==========  ==========  ==========

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                       STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE YEARS ENDED DECEMBER 31, 1999

                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2000



                                         Common Stock           Additional                      Total
                                   -------------------------     Paid-In        Retained    Shareholders'
                                     Shares          Amount      Capital        Earnings       Equity
                                   ----------       --------   ------------   -----------   ------------
BALANCE, December 31, 1998          3,154,136       $ 31,541   $ 27,056,112   $   334,034   $ 27,421,687

  Issuance of common stock         10,316,949        103,169    103,066,321             0    103,169,490
  Net income                                0              0              0     3,884,649      3,884,649
  Dividends ($.70 per share)                0              0     (1,346,240)   (4,218,683)    (5,564,923)
  Sales commission                          0              0     (9,801,197)            0     (9,801,197)
  Other offering expenses                   0              0     (3,094,111)            0     (3,094,111)
                                   ----------       --------   ------------   -----------   ------------
BALANCE, December 31, 1999         13,471,085        134,710    115,880,885             0    116,015,595

  Issuance of common stock          8,299,382         82,994     82,910,829             0     82,993,823
  Net income                                0              0              0     3,212,309      3,212,309
  Dividends ($.356 per share)               0              0     (2,743,130)   (3,212,309)    (5,955,439)
  Sales commission                          0              0     (7,868,248)            0     (7,868,248)
  Other offering expenses                   0              0     (2,484,708)            0     (2,484,708)
  Common stock retired                (17,016)          (169)      (169,994)            0       (170,163)
                                   ----------       --------   ------------   -----------   ------------
BALANCE, June 30, 2000             21,753,451       $217,535   $185,525,634   $         0   $185,743,169
                                   ==========       ========   ============   ===========   ============

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                            STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                   ----------------------------
                                                                                     June 30,
                                                                      June 30,     ------------
                                                                       2000           1999
                                                                   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   3,212,309   $    995,413
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                     2,929,323        612,243
      Amortization of organizational costs                                86,127          4,055
      Equity in income of joint venture                               (1,049,182)      (398,178)
      Changes in assets and liabilities:
        Accounts payable                                                 413,435        133,617
        Increase in prepaid expenses and other assets                 (3,615,200)    (1,312,721)
        Increase due to affiliates                                     1,083,655         78,526
                                                                   -------------   ------------
          Net cash provided by operating activities                    3,060,467        112,955
                                                                   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate                                        (100,790,679)   (19,178,396)
  Investment in joint venture                                         (6,782,935)    (3,591,828)
  Deferred project costs                                              (2,898,827)    (1,615,756)
  Distributions received from joint ventures                           1,319,662        528,869
                                                                   -------------   ------------
          Net cash used in  investing activities                    (109,152,779)   (23,857,111)
                                                                   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                          66,170,746      9,918,935
  Repayment of note payable                                          (24,357,450)   (14,059,930)
  Dividends paid                                                      (4,806,304)    (1,038,189)
  Issuance of common stock                                            82,993,823     46,164,450
  Sales commissions paid                                              (7,868,248)    (4,385,623)
  Offering costs paid                                                 (2,484,708)    (1,384,933)
  Common stock retired                                                  (170,163)             0
                                                                   -------------   ------------
          Net cash provided by financing activities                  109,477,696     35,214,710
                                                                   -------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              3,385,384     11,470,554

CASH AND CASH EQUIVALENTS, beginning of year                           2,929,804      7,979,403
                                                                   -------------   ------------
CASH AND CASH EQUIVALENTS, end of period                           $   6,315,188   $ 19,449,957
                                                                   =============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs applied to investing activities          $   2,830,387   $  1,001,925
                                                                   =============   ============

   Increase (decrease) in deferred offering cost accrual           $    (435,214)  $    (19,205)
                                                                   =============   ============

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Investment Trust, Inc. (the "Company" or "Registrant") is a Maryland corporation formed on July 3, 1997. The Company is the sole general partner of Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties.

   On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999, and on December 20, 1999, the Company commenced a second follow-on public offering of up to 22,200,000 shares of common stock at $10 per share. As of June 30, 2000, the Company had sold 21,770,468 shares for total capital contributions of $217,704,678. After payment of $7,613,708 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $27,191,814 in selling commissions and organization and offering expenses, capital contributions and acquisition expenditures by Wells OP of $179,502,869 in property acquisitions and common stock redemptions of $170,163 pursuant to the Company's share redemption program, the Company was holding net offering proceeds of $3,226,124 available for investment in properties. An additional $65,742,524 was spent for acquisition expenditures and was funded by loans from various lending institutes.

   Wells OP owns interest in properties both directly and through equity ownership in the following joint ventures: (i) the Fund IX-X-XI-REIT Joint Venture, a joint venture among Wells OP and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), (ii) Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between Wells OP and Fund X and Fund XI Associates, which is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"), (iii) Wells/Orange County Associates (the "Cort Joint Venture") a joint venture between Wells OP and the Fund X-XI Joint Venture, (iv) the Fund XI-XII-REIT Joint Venture, a joint venture among Wells OP, Wells Real Estate Fund XI, L.P., and Wells Real Estate Fund XII, L.P. (the "Fund XI-XIII-REIT Joint Venture"), and (v) the Fund XII-REIT Joint Venture, a joint venture between Wells OP and Wells Real Estate Fund XII, L.P. (the "Fund XII-REIT Joint Venture").

   As of June 30, 2000, Wells OP owned interest in the following properties either directly or through its interests in joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB-Knoxville Building"); (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building");
   (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"); (iv) a one-story office building in Oklahoma City, Oklahoma (the "Lucent Technologies Building"); (v) a one-story warehouse and office building in Ogden, Utah (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two-story warehouse office building in Fremont, California (the "Fremont Building"), which is owned by the Fremont Joint Venture; (vii) a one-story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Cort Joint Venture; (viii) a four-story office building in Tampa, Florida (the "PWC Building"); (ix) a four-story office building in Harrisburg, Pennsylvania (the "AT&T Building"), which are owned directly by Wells OP; (x) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"); (xi) a three-story office building located in Leawood, Kansas (the "Sprint Building"); (xii) a one story office building and warehouse in Tredyffrin Township, Pennsylvania (the "Johnson Matthey Building"); (xiii) a two-story office building in Ft. Meyers, Florida (the "Gartner Building"), all four of which are owned by Fund XI-XII-REIT Joint Venture; (xiv) a two-story office building located in Lake Forest, California (the "Matsushita Project"); (xv) a four-story office building under construction in Richmond, Virginia (the "ABB-Richmond Building"); (xvi) a two-story office building and warehouse in Wood Dale, Illinois (the "Marconi Building"); (xvii) a five-story office building in Plano, Texas (the "Cinemark Building"); (xviii) a three-story office building in Tulsa, Oklahoma (the "Metris Building"); (xix) a two-story office building in Scottsdale, Arizona (the "Dial Building"); (xx) a two-story office building in Tempe, Arizona (the "ASML Building"); (xxi) a two-story office building in Tempe, Arizona (the "Motorola Building"); (xxii) a two-story office building in Tempe, Arizona (the "Avnet Building"); (xxiii) a three-story office building in Troy, Michigan (the "Delphi Building"); all ten of which are owned directly by Wells OP; and (xxiv) a three-story office building in Troy, Michigan (the "Siemens Building"), which is owned by the Fund XII-REIT Joint Venture.

   (b) Deferred Project Costs

   The Company pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the Advisor, for acquisition and advisory services and as reimbursement for acquisition expenses. These payments may not exceed
   3 1/2% of shareholders' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of June 30, 2000, amounted to $7,613,708 and represented approximately 3 1/2% of shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased.

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

   (f) Competition

   The Company will experience competition for tenants from owners and managers of competing projects which may include its affiliates. As a result, the Company may be required to provide free rent; reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Company elects to dispose of its properties, the Company will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

   (g) Basis of Presentation

   Substantially all of the Company's business is conducted through Wells OP. At December 31, 1997, the Wells OP had issued 20,000 limited partner units to Wells Capital, Inc., the Advisor, in exchange for a capital contribution of $200,000. The Company is the sole general partner in Wells OP; consequently, the accompanying consolidated balance sheet of the Company includes the amounts of both the Company and Wells OP.

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

2. INVESTMENTS IN JOINT VENTURES

   The Company owned interests in 24 office buildings through its ownership in Wells OP, which owns interest in five joint ventures. The Company does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method.

   The following describes additional information about certain of the properties in which the Company owns an interest as of June 30, 2000.

   Fund XII-REIT Joint Venture

   On April 10, 2000, Wells Fund XII and Wells OP, the Operating Partnership for Wells Real Estate Investment Trust, Inc., entered into a Joint Venture Partnership Agreement for the purpose of acquiring, owning, leasing, operating and managing real properties. The Joint Venture Partnership is known as the Fund XII-REIT Joint Venture Partnership (the "Fund XII-REIT Joint Venture").

   As of June 30, 2000, Wells OP had contributed approximately $6,782,935 for an approximate 50% equity interest in the Fund XII-REIT Joint Venture. As of June 30, 2000, Wells Fund XII also had an approximate 50% equity interest in the Fund XII-REIT Joint Venture.

   Siemens Building

   On May 10, 2000, the Fund XII-REIT Joint Venture acquired the Siemens Building, a three-story office building containing approximately 77,054 rentable square feet on a 5.3-acre tract of land located in Troy, Oakland County, Michigan, for a purchase price of $14,265,000, excluding acquisition costs. The entire Siemens Building is currently under a net lease agreement with Siemens which was assigned to the Fund XII-REIT Joint Venture at closing. The lease currently expires on August 31, 2010, and Siemens has the right to extend the lease for two additional five year periods of time at 95% of the then current fair market rental rate.

   Under the lease, Siemens is required to pay as additional monthly rent its gas, water and electricity costs and all operating expenses including, but not limited to, garbage and waste disposal, telephone, sprinkler service, janitorial service, security, insurance premiums, all taxes, assessments and other governmental levies and such other operating expenses with respect to the Siemens Building. In addition, Siemens is responsible for all routine maintenance and repairs to its portion of the Siemens Building. Siemens is responsible for maintenance of the common and service areas and the central heating, ventilation and air conditioning systems of the building.

   The Fund XII-REIT Joint Venture, as landlord, is responsible for the repair and replacement of the roof, foundation, loan bearing items, exterior surface walls, plumbing, pipes, conduits and electrical, mechanical and plumbing systems of the Siemens Building. Siemens must obtain written consent from the Fund XII-REIT Joint Venture before making any alterations to the premises in excess of $100,000 in the aggregate within any 12-month period.

   Under the terms of the Siemens, lease the Fund XII-REIT Joint Venture is required to reimburse Siemens for tenant improvement costs in the amount of $1,954,516. The Fund XII-REIT Joint Venture received a credit at closing in an amount equal to this tenant improvement allowance.

   Siemens has a one-time right to cancel the Siemens lease effective after the 90th month of the term if Siemens (a) provides written notice of such cancellation on or before the last day of the 78th month, and (b) pays a cancellation fee to the Fund XII-REIT Joint Venture currently calculated to be approximately $1,234,160.

   For additional information regarding the Siemens Building, refer to Supplement No. 4 dated July 21, 2000 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 1999, which was filed with the Commission on July 21, 2000 (Commission File No. 333-83933).

   The Avnet Building

   On June 12, 2000, Wells OP purchased a two-story office building with approximately 130,070 rentable square feet on a 9.63-acre tract of land located at 8700 Price Road, Tempe, Maricopa County, Arizona (the "Avnet Building") from Ryan Companies US, Inc. The purchase price for the Avnet Building was $13,250,000, excluding closing costs.

   The land upon which the Avnet Building is situated is subject to a long-term ground lease (the "Avnet Ground Lease") with the Research Park and, at closing, Wells OP was assigned and assumed all the tenant's rights, duties and obligations under the Avnet Ground Lease which commenced November 19, 1997 and expires on December 31, 2082. The annual ground lease payment for the first 15 years of the Avnet Ground Lease term is $230,777.

   The entire Avnet Building is currently under a net lease agreement (the "Avnet Lease") with Avnet, Inc. ("Avnet"). The landlord's interest in the Avnet Lease was assigned to Wells OP at the closing. The initial term of the Avnet Lease is ten years, which expires on May 31, 2010. Avnet has the right to extend the Avnet Lease for two additional five-year periods of time. The current annual rent payable under the Avnet Lease is $1,516,164, out of which Wells OP will be required to make the annual ground lease payment described above.

   The Avnet Building is occupied by Avnet Inc., a worldwide industrial distributor of electronic components and computer products.

   For additional information regarding the Avnet Building, refer to Supplement No. 4 dated July 21, 2000 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 1999, which was filed with the Commission on July 21, 2000 (Commission File No. 333-83933).

   The Delphi Building

   On June 29, 2000, Wells OP acquired a 107,193 square-foot, three-story, single-tenant office property ( the "Delphi Building") fully leased long-term to a subsidiary of Delphi Automotive Systems Corporation (the "Delphi Lease").

   The $19,800,000 acquisition is 100% owned by the Wells OP and is 100% occupied. The tenant has signed a ten-year lease. The tenant is a subsidiary of Delphi Automotive Systems Corporation, a diversified supplier of automotive parts and components. Delphi employs over 216,000 people in more than 36 countries and sells its products to every major manufacturer of light automotive vehicles in the world.

   The Delphi Building is located on a 5.52-acre tract of land in Troy, Michigan.

   The landlord's interest in the Delphi Lease was assigned to Wells OP at the closing. The initial term of the Delphi Lease is ten years, which expires on December 31, 2010. The current annual rent payable under the Delphi Lease is $1,715,088.

   For additional information regarding the Delphi Building, refer to Supplement No. 4 dated July 21, 2000 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 1999, which was filed with the Commission on July 21, 2000 (Commission File No. 333-83933).

3. NOTES PAYABLE

   Notes payable, as of June 30, 2000, consists of loans of (i) $10,320,100 due to SouthTrust Bank secured by a first mortgage against the PWC Building; (ii) $6,465,505 due to SouthTrust Bank secured by a pledge of the ABB property and the ABB Richmond Lease, which is secured by a $4,000,000 letter of credit;
   (iii) $14,213,986 due to Bank of America secured by a first priority mortgage against the Matsushita Property; (iv) $26,642,933 due to Bank of America secured by first mortgages on the AT&T and Marconi buildings; (v) $8,000,000 due to Richter-Schroeder Company, Inc. secured by a first mortgage against the Metris Building; and (vi) $100,000 due to Ryan Companies US, Inc. secured by a first mortgage on the Avnet Building.

4. DUE TO AFFILIATES

   Due to affiliates consists of Acquisitions and Advisory Fees and Acquisition Expenses, deferred offering costs, and other operating expenses paid by the Advisor on behalf of the Company. Also included in Due to Affiliates is the Matsushita lease guarantee which is explained in detail in the December 31, 1999 10-K. Payments of $462,928 have been made as of June 30, 2000 toward fulfilling the Matsushita agreement.

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

   Liquidity and Capital Resources

   The Company began active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares pursuant to its initial public offering, which commenced on January 30, 1998. The Company terminated its initial public offering on December 19, 1999, and on December 20, 1999, the Company commenced a follow-on public offering of up to 22,200,000 shares of common stock at $10 per share. As of December 31, 1999, the Company had raised an aggregate of $134,710,850 in offering proceeds through the sale of 13,471,085 shares. As of December 31, 1999, the Company had paid $4,714,880 in Acquisition Advisory Fees and Acquisition Expenses, $16,838,857 in selling commissions and organizational offering expenses, and $112,287,969 in capital contributions to Wells OP for investments in joint ventures and acquisitions of real properties. As of December 31, 1999, the Company was holding net offering proceeds of approximately $869,144 available for investment in additional properties.

   Between December 31, 1999, and June 30, 2000, the Company raised an additional $82,993,823 in offering proceeds through the sale of an additional 8,299,383 shares. Accordingly, as of June 30, 2000, the Company had raised a total of $217,704,678 in offering proceeds through the sale of 21,770,468 shares of common stock. As of June 30, 2000, the Company had paid a total of $7,613,708 in Acquisition and Advisory Fees and Acquisition Expenses, had paid a total of $27,191,814 in selling commissions and organizational offering expenses, had made capital contributions of $179,502,869 to Wells OP for investments in joint ventures and acquisitions of real property, had utilized $170,163 for the redemption of stock pursuant to the Company's share redemption program, and was holding net offering proceeds of $3,226,124 available for investment and additional properties.

   Cash and cash equivalents at June 30, 2000 and 1999 were $6,315,188 and $19,449,957, respectively. The increase in cash and cash equivalents resulted primarily from raising additional capital offset by increased investment in real property acquisitions.

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

   As of June 30, 2000, the Company had acquired interests in 24 real estate properties. These properties are generating sufficient cash flow to cover the operating expenses of the Company and pay quarterly dividends. Dividends declared for the second quarter of 2000 and the second quarter of 1999 totaled $0.181 and $0.175 per share, respectively, which were declared on a daily record date basis in the amount of $0.1991 and $0.1902, respectively, per share payable to the shareholders of record at the close of business of each day during the quarter.

   Cash Flows from Operating Activities

   Net cash provided by operating activities was $3,060,467 for the six months ended June 30, 2000 and $112,955 for the six months ended June 30, 1999. The increase in net cash provided by operating activities was due primarily to the purchase of additional properties in 1999 and 2000.

   Cash Flows from Investing Activities

   The increase in net cash used in investing activities from $23,857,111 for the six months ended June 30, 1999 to $109,152,779 for the six months ended June 30, 2000 was due primarily to the raising of additional capital and funds that have been invested in real property acquisitions.

   Cash Flows from Financing Activities

   The increase in net cash provided by financing activities from $35,214,710 for the six months ended June 30, 1999 to $109,477,696 for the six months ended June 30, 2000 was due primarily to the raising of additional capital and the corresponding increase in funds borrowed to purchase additional properties. The Company raised $82,993,823 in offering proceeds for the six months ended June 30, 2000, as compared to $46,164,450 for the six months ended June 30, 1999. In addition, the Company received loan proceeds from financing secured by properties of $66,170,746 and repaid notes payable in the amount of $24,357,450.

   Results of Operations

   As of June 30, 2000, the properties owned by the Company were 100% occupied. Gross revenues for the six months ended June 30, 1999 and for the six months ended June 30, 2000 were $2,192,938 and $9,148,027, respectively. This increase was due to the purchase of additional properties during 1999 and 2000. The purchase of interests in additional properties also resulted in an increase in operating expenses, management and leasing fees, and depreciation expense. The Company's net income increased to $3,212,309 for the first six months of 2000 as compared to $995,413 for the first six months of 1999.

   Subsequent Event

   On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. (the "Fund VIII-IX Joint Venture"). On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Bake Parkway Property to the Fund VIII-IX-REIT Joint Venture. The Bake Parkway Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

   A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software, Inc. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

   Construction of tenant improvements required under the Quest lease is anticipated to cost approximately $1,250,000 and will be funded by Wells OP.

   Property Operations

   As of June 30, 2000, the Company owned interests in the following operational properties:

                The ABB Building/Fund IX-X-XI-REIT Joint Venture


                                            Three Months Ended    Six Months Ended
                                           -------------------   -------------------
                                           June 30,   June 30,   June 30,   June 30,
                                           --------   --------   --------   --------
                                             2000       1999       2000       1999
                                           --------   --------   --------   --------
   Revenues:
     Rental income                         $291,417   $261,987   $606,582   $522,079
     Interest income                         15,976     16,681     33,704     31,741
                                           --------   --------   --------   --------
                                            307,393    278,668    640,286    553,820
                                           --------   --------   --------   --------
   Expenses:
     Depreciation                            98,454    134,100    196,908    268,200
     Management and leasing expenses         23,395     29,504     75,955     61,406
     Other operating expenses                (9,264)    25,829    (42,634)     3,707
                                           --------   --------   --------   --------
                                            112,585    189,433    230,229    333,313
                                           --------   --------   --------   --------
   Net income                              $194,808   $ 89,235   $410,057   $220,507
                                           ========   ========   ========   ========

   Occupied percentage                          100%     98.28%       100%     98.28%
                                           ========   ========   ========   ========

   Company's ownership percentage              3.72%      3.74%      3.72%      3.74%
                                           ========   ========   ========   ========

   Cash distribution to the Company        $ 10,905   $  8,419   $ 22,439   $ 18,409
                                           ========   ========   ========   ========

   Net income allocated to the Company     $  7,242   $  3,336   $ 15,250   $  8,322
                                           ========   ========   ========   ========

   Rental income increased in 2000, over 1999, due primarily to the increased occupancy level of the property. Total expenses decreased due to a decrease in depreciation expense resulting from accelerated depreciation in 1999 on tenant improvements for a short-term lease for 23,092 square feet. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Net income and cash distributions increased in 2000 over 1999 due to a combination of increased rental income and decreased operating expenses.

   The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased slightly due to additional capital contributions in the first and second quarters of 2000 by Wells Fund IX and Wells Fund X, respectively, to the Fund IX-X-XI-REIT Joint Venture.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture


                                             Three Months Ended    Six Months Ended
                                            -------------------   -------------------
                                            June 30,   June 30,   June 30,   June 30,
                                            --------   --------   --------   --------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
   Revenues:
     Rental income                          $256,828   $256,829   $513,657   $513,657
                                            --------   --------   --------   --------
   Expenses:
     Depreciation                             81,576     81,576    163,152    163,152
     Management and leasing expenses          11,829     12,058     28,830     23,675
     Other operating expenses                 53,401     (4,450)    80,995     (4,087)
                                            --------   --------   --------   --------
                                             146,806     89,184    272,977    182,740
                                            --------   --------   --------   --------
   Net income                               $110,022   $167,645   $240,680   $330,917
                                            ========   ========   ========   ========

   Occupied percentage                           100%       100%       100%       100%
                                            ========   ========   ========   ========

   Company's ownership percentage               3.72%      3.74%      3.72%      3.74%
                                            ========   ========   ========   ========

   Cash distribution to the Company         $  6,912   $  9,104   $ 14,597   $ 18,188
                                            ========   ========   ========   ========

   Net income allocated to the Company      $  4,092   $  6,268   $  8,953   $ 12,469
                                            ========   ========   ========   ========

   Net income decreased in 2000, as compared to 1999, due to an overall increase in expenses. Operating expenses increased significantly due, in part, to a significant rise in real estate taxes, which stemmed from the revaluation of the property by Boulder County authorities in 1999. A later reduction in taxes due to an appeal in 2000 was offset by a common area maintenance credit to the tenant.

   Cash distributions have decreased largely because of the decrease in net income. The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased slightly due to additional capital contributions in the first and second quarters of 2000 by Wells Fund IX and Wells Fund X, respectively, to the Fund IX-X-XI-REIT Joint Venture.

          The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                             Three Months Ended    Six Months Ended
                                            -------------------   -------------------
                                            June 30,   June 30,   June 30,   June 30,
                                            --------   --------   --------   --------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
   Revenues:
     Rental income                          $222,255   $207,758   $428,444   $414,279
                                            --------   --------   --------   --------
   Expenses:
     Depreciation                             71,670     71,670    143,340    143,340
     Management and leasing expenses          35,810     17,755     56,717     35,619
     Other operating costs                   (35,614)    12,884    (52,534)    10,633
                                            --------   --------   --------   --------
                                              71,866    102,309    147,523    189,592
                                            --------   --------   --------   --------
   Net income                               $150,389   $105,449   $280,921   $224,687
                                            ========   ========   ========   ========

   Occupied percentage                           100%       100%       100%       100%
                                            ========   ========   ========   ========

   Company's ownership percentage               3.72%      3.74%      3.72%      3.74%
                                            ========   ========   ========   ========

   Cash distribution to the Company         $  8,305   $  6,566   $ 15,879   $ 13,752
                                            ========   ========   ========   ========

   Net income allocated to the Company      $  5,591   $  3,942   $ 10,447   $  8,463
                                            ========   ========   ========   ========

   Rental income increased due to a tenant occupying additional space previously leased to another tenant at a lower rate. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenants. Due to these common area maintenance reimbursements, management and leasing fees increased since these fees are charged only on actual receipts received.

   Cash distributions and net income allocated to the Company for the quarter ended June 30, 2000 increased in 2000 over 1999 due to an increase in net income. The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased slightly due to additional cash fundings in the first and second quarters of 2000 by Wells Fund IX and Wells Fund X, respectively, to the Fund IX-X-XI-REIT Joint Venture.

        The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture

                                             Three Months Ended    Six Months Ended
                                            -------------------   -------------------
                                            June 30,   June 30,   June 30,   June 30,
                                            --------   --------   --------   --------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
   Revenues:
     Rental income                          $145,752   $145,752   $291,504   $291,504
                                            --------   --------   --------   --------
   Expenses:
     Depreciation                             45,801     45,801     91,602     91,602
     Management and leasing expenses           5,370      5,370     10,740     10,739
     Other operating expenses                  4,538      9,184      8,019     12,198
                                            --------   --------   --------   --------
                                              55,709     60,355    110,361    114,539
                                            --------   --------   --------   --------
   Net income                               $ 90,043   $ 85,397   $181,143   $176,965
                                            ========   ========   ========   ========

   Occupied percentage                           100%       100%       100%       100%
                                            ========   ========   ========   ========

   Company's ownership percentage               3.72%      3.74%      3.72%      3.74%
                                            ========   ========   ========   ========

   Cash distribution to the Company         $  4,622   $  4,475   $  9,324   $  9,256
                                            ========   ========   ========   ========

   Net income allocated to the Company      $  3,347   $  3,193   $  6,737   $  6,672
                                            ========   ========   ========   ========

   Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses were slightly lower, due primarily to a one-time charge for consulting fees in 1999 which did occur in 2000.

   The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased slightly due to additional capital contributions in the first and second quarters of 2000 by the Wells Fund IX and Wells Fund X, respectively, to the Fund IX-X-XI-REIT Joint Venture.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                             Three Months Ended    Six Months Ended
                                            -------------------   -------------------
                                            June 30,   June 30,   June 30,   June 30,
                                            --------   --------   --------   --------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
   Revenues:
     Rental income                          $168,250   $123,873   $336,500   $247,746
                                            --------   --------   --------   --------
   Expenses:
     Depreciation                             55,062     48,495    110,124     96,990
     Management and leasing expenses           7,280      3,735     14,560      9,338
     Other operating expenses                  5,219      4,238     10,367      2,525
                                            --------   --------   --------   --------
                                              67,561     56,468    135,051    108,853
                                            --------   --------   --------   --------
   Net income                               $100,689   $ 67,405   $201,449   $138,893
                                            ========   ========   ========   ========

   Occupied percentage                           100%       100%       100%       100%
                                            ========   ========   ========   ========

   Company's ownership percentage               3.72%      3.74%      3.72%      3.74%
                                            ========   ========   ========   ========

   Cash distribution to the Company         $  5,610   $  4,188   $ 11,228   $  8,599
                                            ========   ========   ========   ========

   Net income allocated to the Company      $  3,743   $  2,520   $  7,492   $  5,236
                                            ========   ========   ========   ========

   Rental income increased in 2000, as compared to 1999, due to the completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000, over 1999, due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Cash distributions increased in 2000, over 1999, due primarily to the increase in net income.

   The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased slightly due to additional capital contributions in the first and second quarters of 2000 by Wells Fund IX and Wells Fund X, respectively, to the Fund IX-X-XI-REIT Joint Venture.

              The Cort Building/Wells/Orange County Joint Venture

                                             Three Months Ended    Six Months Ended
                                            -------------------   -------------------
                                            June 30,   June 30,   June 30,   June 30,
                                            --------   --------   --------   --------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
   Revenues:
     Rental income                          $198,886   $198,886   $397,771   $397,771
                                            --------   --------   --------   --------
   Expenses:
     Depreciation                             46,641     46,641     93,282     93,282
     Management and leasing expenses           7,590      7,590     15,180     15,180
     Other operating expenses                 (7,241)     5,281      3,930     13,453
                                            --------   --------   --------   --------
                                              46,990     59,512    112,392    121,915
                                            --------   --------   --------   --------
   Net income                               $151,896   $139,374   $285,379   $275,856
                                            ========   ========   ========   ========

   Occupied percentage                           100%       100%       100%       100%
                                            ========   ========   ========   ========

   Company's ownership percentage               43.7%      43.7%      43.7%      43.7%
                                            ========   ========   ========   ========

   Cash distributions to the Company        $ 82,705   $ 77,237   $157,370   $153,211
                                            ========   ========   ========   ========

   Net income allocated to the Company      $ 66,329   $ 60,861   $124,617   $120,459
                                            ========   ========   ========   ========

   Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses are lower due to CAM reimbursements billed in 2000 to the tenants. No CAM billing was charged to the tenant in 1999. Tenants are billed an estimated amount for common area maintenance which is then reconciled the following year, and the difference is billed to the tenant.

               The Fairchild Building/Wells/Fremont Joint Venture

                                             Three Months Ended    Six Months Ended
                                            -------------------   -------------------
                                            June 30,   June 30,   June 30,   June 30,
                                            --------   --------   --------   --------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
   Revenues:
     Rental income                          $225,195   $225,211   $450,390   $450,421
                                            --------   --------   --------   --------
   Expenses:
     Depreciation                             71,382     71,382    142,764    142,764
     Management and leasing expenses           9,175      9,343     18,350     18,667
     Other operating expenses                  2,842      6,315      6,612      7,315
                                            --------   --------   --------   --------
                                              83,399     87,040    167,726    168,746
                                            --------   --------   --------   --------
   Net income                               $141,796   $138,171   $282,664   $281,675
                                            ========   ========   ========   ========

   Occupied percentage                           100%       100%       100%       100%
                                            ========   ========   ========   ========

   Company's ownership percentage               77.5%      77.5%      77.5%      77.5%
                                            ========   ========   ========   ========

   Cash distribution to the Company         $159,128   $151,707   $317,537   $307,547
                                            ========   ========   ========   ========

   Net income allocated to the Company      $109,897   $107,087   $219,076   $218,309
                                            ========   ========   ========   ========

   Rental income, net income and cash distributions to the Company remained stable in 2000, as compared to 1999.

                                The PCW Building

                                          Three Months Ended       Six Months Ended
                                          -------------------   -----------------------
                                          June 30,   June 30,    June 30,     June 30,
                                          --------   --------   ----------   ----------
                                            2000       1999        2000         1999
                                          --------   --------   ----------   ----------
   Revenues:
     Rental income                        $552,298   $552,298   $1,104,596   $1,104,340
                                          --------   --------   ----------   ----------
   Expenses:
     Depreciation                          206,037    205,251      412,074      411,021
     Management and leasing expenses        39,437     32,263       78,382       73,535
     Other operating expenses              (69,651)    46,214     (105,680)     181,217
                                          --------   --------   ----------   ----------
                                           175,823    283,728      384,776      665,773
                                          --------   --------   ----------   ----------
   Net income                             $376,475   $268,570   $  719,820   $  438,567
                                          ========   ========   ==========   ==========
   Occupied percentage                         100%       100%         100%         100%
                                          ========   ========   ==========   ==========
   Company's ownership percentage              100%       100%         100%         100%
                                          ========   ========   ==========   ==========
   Cash generated to the Company          $527,849   $407,917   $1,024,078   $  717,780
                                          ========   ========   ==========   ==========
   Net income generated to the Company    $376,475   $268,570   $  719,820   $  438,567
                                          ========   ========   ==========   ==========

   Rental income has remained stable. Other operating expenses are negative due to increased common area maintenance billings in 2000. Management and leasing fee reimbursement is also included in other operating expenses. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year, and the difference billed to the tenants.

                               The AT&T Building

                                          Three Months Ended   Six Months  Five Months
                                          -------------------     Ended       Ended
                                          June 30,   June 30,    June 30,    June 30,
                                          --------   --------   --------   -----------
                                            2000       1999       2000         1999
                                          --------   --------   --------   -----------
   Revenues:
     Rental income                        $340,833   $300,533   $681,665     $474,674
                                          --------   --------   --------     --------
   Expenses:
     Depreciation                          120,744    120,750    241,488      201,222
     Management and leasing expenses        15,338      5,130     30,676        8,550
     Other operating expenses                 (764)     8,762      6,110        9,569
     Interest expense                        3,210    111,652      6,416      178,576
                                          --------   --------   --------     --------
                                           138,528    246,294    284,690      397,917
                                          --------   --------   --------     --------
   Net income                             $202,305   $ 54,239   $396,975     $ 76,757
                                          ========   ========   ========     ========
   Occupied percentage                         100%       100%       100%         100%
                                          ========   ========   ========     ========
   Company's ownership percentage              100%       100%       100%         100%
                                          ========   ========   ========     ========
   Cash generated to the Company          $314,185   $247,143   $638,599     $279,185
                                          ========   ========   ========     ========
   Net income generated to the Company    $202,305   $ 54,239   $396,975     $ 76,757
                                          ========   ========   ========     ========

   On February 4, 1999, the Wells OP acquired a four-story office building containing approximately 81,859 rentable square feet on a 10.5-acre tract of land in Harrisburg, Pennsylvania (the "AT&T Building"), for a purchase price of $12,291,200, excluding acquisitions costs.

   Rental income increased for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, due to an understatement of straight line rent in 1999. Interest expense has decreased in 2000 due to a substantial decrease in the note payable related to this property.

   Since the AT&T Building was purchased in February 1999, comparable income and expenses figures for the prior year are available for only five months.

         The EYBL CarTex Building/Wells Fund XI-XII-REIT Joint Venture

                                       Three Months Six Months  Six Months
                                           Ended      Ended       Ended
                                          June 30,   June 30,    June 30,
                                       ------------ ----------  ----------
                                            2000       2000        1999
                                       ------------ ----------  ----------

   Revenues:
     Rental income                        $140,089   $280,178    $70,126
                                          --------   --------    -------
   Expenses:
     Depreciation                           49,900     99,801     33,268
     Management and leasing expenses         5,496     11,217     10,849
     Other operating expenses                9,174     19,014          0
                                          --------   --------    -------
                                            64,570    130,032     44,117
                                          --------   --------    -------
   Net income                             $ 75,519   $150,146    $26,009
                                          ========   ========    =======
   Occupied percentage                         100%       100%       100%
                                          ========   ========    =======
   Company's ownership percentage             56.8%      56.8%      70.1%
                                          ========   ========    =======
   Cash distribution to the Company       $ 65,979   $122,907    $35,515
                                          ========   ========    =======
   Net income allocated to the Company    $ 42,866   $ 85,227    $18,248
                                          ========   ========    =======

   On May 18, 1999, Wells Real Estate, LLC-SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-REIT Joint Venture, acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina (the "EYBL CarTex Building") for a purchase price of $5,085,000 excluding acquisitions costs.

   Since the EYBL CarTex Building was purchased in May of 1999, comparable income and expense figures for the prior year are available for only two months. Since acquisition of the property by Fund XI-XII-REIT, the property has remained 100% occupied and no significant changes have occurred to its operations.

   The Company's ownership interest in the Fund XI-XII-REIT Joint Venture decreased due to the admittance of Wells Fund XII to the Fund XI-REIT Joint Venture on June 21, 1999.

               The Sprint Building/Fund XI-XII-REIT Joint Venture

                                             Three Months     Six Months
                                                 Ended          Ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------

   Revenues:
     Rental income                             $265,997        $531,994
                                               --------        --------
   Expenses:
     Depreciation                                81,778         163,557
     Management and leasing expenses             11,240          22,479
     Other operating expenses                     4,334          10,658
                                               --------        --------
                                                 97,352         196,694
                                               --------        --------
   Net income                                  $168,645        $335,300
                                               ========        ========
   Occupied percentage                              100%            100%
                                               ========        ========
   Company's ownership percentage                  56.8%           56.8%
                                               ========        ========
   Cash distribution to the Company            $132,933        $264,736
                                               ========        ========
   Net income allocated to the Company         $ 95,729        $190,327
                                               ========        ========

   On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, Kansas (the "Sprint Building") for the purchase price of $9,546,210.

   Since the Sprint Building was purchased in July 1999, comparative income and expense figures are not available for the prior year.

   Since acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied and no significant changes have occurred to its operations.

            Johnson Matthey Building/Fund XI-XII-REIT Joint Venture

                                             Three Months     Six Months
                                                 Ended          Ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------

   Revenues:
     Rental income                             $214,474        $428,948
                                               --------        --------
   Expenses:
     Depreciation                                63,838         127,737
     Management and leasing expenses              8,884          17,769
     Other operating expenses                     5,252          10,129
                                               --------        --------
                                                 78,004         155,635
                                               --------        --------
   Net income                                  $136,470        $273,313
                                               ========        ========
   Occupied percentage                              100%            100%
                                               ========        ========
   Company's ownership percentage                  56.8%           56.8%
                                               ========        ========
   Cash distribution to the Company            $104,047        $208,307
                                               ========        ========
   Net income allocated to the Company         $ 77,464        $155,140
                                               ========        ========


   On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a ten-acre tract of land located in Tredyffrin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), for a purchase price of $8,000,000, excluding acquisition costs. The entire Johnson Matthey Building is currently under a net lease with Johnson Matthey, and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires on June 2007, and Johnson Matthey has the right to extend the lease for two additional three-year periods of time. Under the lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Johnson Matthey Building during the term of the lease. In addition, Johnson Matthey is responsible for all routine maintenance and repairs to the Johnson Matthey Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

   Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are not available for the prior year.

   Since acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied and no significant changes have occurred to its operations.

              The Gartner Building/Fund XI-XII-REIT Joint Venture

                                             Three Months     Six Months
                                                 Ended          Ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------

   Revenues:
     Rental income                             $216,567        $420,808
                                               --------        --------
   Expenses:
     Depreciation                                77,622         155,245
     Management and leasing expenses              9,086          19,248
     Other operating expenses                    (4,482)        (19,793)
                                               --------        --------
                                                 82,226         154,700
                                               --------        --------
   Net income                                  $134,341        $266,108
                                               ========        ========
   Occupied percentage                              100%            100%
                                               ========        ========
   Company's ownership percentage                  56.8%           56.8%
                                               ========        ========
   Cash distribution to the Company            $109,577        $217,708
                                               ========        ========
   Net income allocated to the Company         $ 76,256        $151,051
                                               ========        ========

   On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office building containing approximately 62,400 rentable square feet located on a 4.9-acre tract of land located in Ft. Myers, Florida (the "Gartner Building"), for a purchase price of $8,320,000, excluding acquisition costs.

   Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for the first quarter of 2000 as well as the fourth quarter of 1999. Since the building was purchased in September of 1999, the Company was not able to estimate the amount to be billed for 1999 until first quarter of 2000.

   Since the Gartner Building was purchased in September 1999, comparative income and expense figures are not available for the prior year.

                             The Marconi Building

                                             Three Months     Six Months
                                                 Ended          Ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------

   Revenues:
     Rental income                             $817,819      $1,635,638
                                               --------      ----------
   Expenses:
     Depreciation                               293,352         586,704
     Management and leasing expenses             35,509          72,962
     Other operating expenses                     5,860          12,495
                                               --------      ----------
                                                334,721         672,161
                                               --------      ----------
   Net income                                  $483,098      $  963,477
                                               ========      ==========
   Occupied percentage                              100%            100%
                                               ========      ==========
   Company's ownership percentage                   100%            100%
                                               ========      ==========
   Cash generated to the Company               $671,940      $1,343,105
                                               ========      ==========
   Net income generated to the Company         $483,098      $  963,477
                                               ========      ==========

   On September 10, 1999, Wells OP acquired a two-story corporate headquarters facility containing approximately 250,354 rentable square feet on a 15.3-acre tract of land in Wood Dale, Illinois (the "Marconi Building"), for a purchase price of $32,630,940, excluding acquisition costs.

   The building is 100% leased by Marconi Data, with a lease expiration of November 2011.

   Since the Marconi Building was purchased in September 1999, comparable income and expense figures for the prior year are not available.

                            The Matsushita Building

                                             Three Months     Six Months
                                                 Ended          Ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------
   Revenues:
     Rental income                             $492,420      $1,017,029
                                               --------      ----------
   Expenses:
     Depreciation                               254,757         509,514
     Management and leasing expenses             46,815          90,918
     Other operating expenses                    17,365          34,680
                                               --------      ----------
                                                318,937         635,112
                                               --------      ----------
   Net income                                  $173,483      $  381,917
                                               ========      ==========
   Occupied percentage                              100%            100%
                                               ========      ==========
   Company's ownership percentage                   100%            100%
                                               ========      ==========
   Cash generated to the Company               $442,307      $  715,556
                                               ========      ==========
   Net income generated to the Company         $173,483      $  381,917
                                               ========      ==========

   As of June 30, 2000, Wells OP had spent approximately $18,000,000 towards the construction of the approximately 150,000 square foot office building in Lake Forest, California (the "Matsushita Building"). The Matsushita Building is substantially complete, and the aggregate of all costs and expenses to be incurred by Wells OP with respect to the acquisition and construction of the Matsushita Building is not expected to exceed the budget of $18,400,000. The screen wall for the roof top air conditioning unit will be completed in the third quarter of 2000.

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

                             The Cinemark Building

                                             Three Months     Six Months
                                                 Ended          Ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------

   Revenues:
     Rental income                             $701,262      $1,402,866
                                               --------      ----------
   Expenses:
     Depreciation                               212,310         424,586
     Management and leasing expenses             29,340          62,040
     Other operating expenses                   142,265         307,855
                                               --------      ----------
                                                383,915         794,481
                                               --------      ----------
   Net income                                  $317,347      $  608,385
                                               ========      ==========
   Occupied percentage                              100%            100%
                                               ========      ==========
   Company's ownership percentage                   100%            100%
                                               ========      ==========
   Cash generated to the Company               $482,521      $  938,437
                                               ========      ==========
   Net income generated to the Company         $317,347      $  608,385
                                               ========      ==========

   On December 21, 1999, Wells OP acquired a five-story office building containing approximately 118,108 rentable square feet on a 3.52-acre tract of land in Plano, Texas (the "Cinemark Building"), for a purchase price of $21,800,000, excluding acquisition costs.

   The building is 100% leased by Cinemark and Coca-Cola, with lease expirations of November 2009 and November 2006, respectively.

   Since the Cinemark Building was purchased in December of 1999, comparable income and expense figures for the prior year are not available.

                              The Metris Building


                                             Three Months    Five Months
                                                 Ended          Ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------

   Revenues:
     Rental income                             $309,552        $482,044
                                               --------        --------
   Expenses:
     Depreciation                               120,376         197,506
     Management and leasing expenses             13,364          20,737
     Other operating expenses                     4,162           7,078
                                               --------        --------
                                                137,902         225,321
                                               --------        --------
   Net income                                  $171,650        $256,723
                                               ========        ========
   Occupied percentage                              100%            100%
                                               ========        ========
   Company's ownership percentage                   100%            100%
                                               ========        ========
   Cash generated to the Company               $281,123        $435,798
                                               ========        ========
   Net income generated to the Company         $171,650        $256,723
                                               ========        ========

   In February 2000, Wells OP acquired a three-story office building containing approximately 101,100 rentable square feet on a 14.6-acre tract of land in Tulsa, Oklahoma (the "Metris Building"), for a purchase price of $12,700,000 excluding acquisition costs.

   The building is 100% leased by Metris, with a lease expiration of January 31, 2010. The annual base rent payable under the Metris lease is $1,187,925 through January 2005 and then $1,306,718 through January 2010.

   Since the Metris Building was purchased in February of 2000, comparable income and expense figures for the prior year are not available.

                               The Dial Building

                                             Three Months    Four Months
                                                 Ended          Ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------

   Revenues:
     Rental income                             $346,918        $358,109
                                               --------        --------
   Expenses:
     Depreciation                               126,609         130,503
     Management and leasing expenses             16,412          16,412
     Other operating expenses                    12,941          12,941
                                               --------        --------
                                                155,962         159,856
                                               --------        --------
   Net income                                  $190,956        $198,253
                                               ========        ========

   Occupied percentage                              100%            100%
                                               ========        ========

   Company's ownership percentage                   100%            100%
                                               ========        ========

   Cash generated to the Company               $330,885        $342,076
                                               ========        ========

   Net income generated to the Company         $190,956        $198,253
                                               ========        ========

   On March 29, 2000, Wells OP acquired a two-story office building containing approximately 129,689 rentable square feet on a 8.8375-acre tract of land in Scottsdale, Arizona (the "Dial Building"), for a purchase price of $14,250,000, excluding acquisition costs.

   The building is 100% leased by Dial Corporation, with a lease expiration of August 31, 2008. The annual base rent payable under the Dial lease is $1,387,672 through the initial term of the lease.

   Since the Dial Building was purchased in March of 2000, comparable income and expense figures for the prior year are not available.

                               The ASML Building

                                             Three Months    Four Months
                                                 Ended          Ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------
   Revenues:
     Rental Income                               $586,875        $602,422
                                                 --------        --------
   Expenses:
     Depreciation                                 191,157         197,436
     Management and leasing expenses               28,322          28,322
     Other operating expenses                      54,667          56,170
                                                 --------        --------
                                                  274,146         281,928
                                                 --------        --------
   Net income                                    $312,729        $320,494
                                                 ========        ========

   Occupied percentage                                100%            100%
                                                 ========        ========

   Company's ownership percentage                     100%            100%
                                                 ========        ========

   Cash generated to the Company                 $420,231        $434,275
                                                 ========        ========

   Net income generated to the Company           $312,729        $320,494
                                                 ========        ========

   On March 29, 2000, Wells OP acquired a two-story office building containing approximately 95,133 rentable square feet on a 9.51-acre tract of land in Tempe, Arizona (the "ASML Building"), for a purchase price of $17,355,000, excluding acquisition costs.

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

                             The Motorola Building

                                             Three Months    Four Months
                                                 Ended          Ended
                                            June 30, 2000   June 30, 2000
                                            -------------   -------------

   Revenues:
     Rental income                               $485,834        $500,704
                                                 --------        --------
   Expenses:
     Depreciation                                 176,250         182,039
     Management and leasing expenses               21,698          21,698
     Other operating expenses                      64,688          66,655
                                                 --------        --------
                                                  262,636         270,392
                                                 --------        --------
   Net income                                    $223,198        $230,312
                                                 ========        ========

   Occupied percentage                                100%            100%
                                                 ========        ========

   Company's ownership percentage                     100%            100%
                                                 ========        ========

   Cash generated to the Company                 $385,066        $397,969
                                                 ========        ========

   Net income generated to the Company           $223,198        $230,312
                                                 ========        ========

   On March 29, 2000, Wells OP acquired a two-story office building containing approximately 133,225 rentable square feet on a 12.44-acre tract of land in Tempe, Arizona (the "Motorola Building"), for a purchase price of $16,000,000, excluding acquisition costs.

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

                The Siemens Building/Fund XII-REIT Joint Venture

                                                  Two Months
                                                    Ended
                                                 June 30, 2000
                                                 -------------
   Revenues:
     Rental income                                  $222,575
                                                    --------
   Expenses:
     Depreciation                                     69,334
     Management and leasing expenses                   3,284
     Operating costs, net of reimbursements              227
                                                    --------
                                                      72,845
                                                    --------
   Net income                                       $149,730
                                                    ========

   Occupied percentage                                   100%
                                                    ========

   Company's ownership percentage                         50%
                                                    ========

   Cash distributed to the Company                  $ 93,319
                                                    ========

   Net income allocated to the Company              $ 74,865
                                                    ========

   On May 10, 2000, the Fund XII-REIT Joint Venture acquired a three-story office building containing approximately 77,054 rentable square feet on a 5.3-acre tract of land located in Troy, Oakland County, Michigan (the "Siemens Building"), for a purchase price of $14,265,000, excluding acquisition costs. The entire Siemens Building is currently under a net lease agreement with Siemens which was assigned to the Fund XII-REIT Joint Venture at closing. The lease currently expires on August 31, 2010, and Siemens has the right to extend the lease for two additional five-year periods of time.

   The monthly lease rent payable under the Siemens lease for the remainder of the lease term is $109,160 for year 1; $111,857 for year 2; $114,554 for year 3; $117,251 for year 4; $119,947 for year 5; $122,644 for year 6; $125,341 for year 7; $128,038 for year 8; $130,735 for year 9; and $133,432 for year 10 and the first six months of year 11.

   Under the lease, Siemens is required to pay as additional monthly rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Siemens Building. In addition, Siemens is responsible for all routine maintenance and repairs to its portion of the Siemens Building. The Fund XII-REIT Joint Venture, as landlord, is responsible for the repair and replacement of the roof, structure, and foundation.

   Since the Siemens Building was purchased in May 2000, comparative income and expense figures are not available for the prior year.

                               The Avnet Building

                                            One Month
                                              Ended
                                          June 30, 2000
                                          -------------

   Revenues:
     Rental income                              $90,588
                                                -------
   Expenses:
     Depreciation                                44,238
     Other operating expenses                    12,431
                                                -------
                                                 56,669
                                                -------
   Net income                                   $33,919
                                                =======

   Occupied percentage                              100%
                                                =======

   Company's ownership percentage                   100%
                                                =======

   Cash generated to the Company                $67,589
                                                =======

   Net income generated to the Company          $33,919
                                                =======

   On June 12, 2000, Wells OP acquired a two-story office building containing approximately 130,070 rentable square feet on a 9.63-acre tract of land in Tempe, Arizona (the "Avnet Building"), for a purchase price of $13,250,000, excluding acquisition costs.

   The building is 100% leased by Avnet, Inc. ("Avnet"), with a lease expiration of May 31, 2010. The current annual base rent payable under the Avnet lease is $1,516,164 out of which Wells OP is required to make ground lease payments in the amount of $230,777 annually.

   Since the Avnet Building was purchased in June of 2000, comparable income and expense figures for the prior year are not available.

                              The Delphi Building

                                               One Month
                                                  Ended
                                             June 30, 2000
                                             -------------

   Revenues:
     Rental income                              $16,742
                                                -------
   Expenses:
     Depreciation                                 3,235
     Other operating expenses                     7,132
                                                -------
                                                 10,367
                                                -------
   Net income                                   $ 6,375
                                                =======

   Occupied percentage                              100%
                                                =======

   Company's ownership percentage                   100%
                                                =======

   Cash generated to the Company                $ 3,576
                                                =======

   Net income generated to the Company          $ 6,375
                                                =======

   On June 29, 2000, Wells OP acquired a three-story office building containing approximately 107,193 rentable square feet on a 5.52-acre tract of land in Troy, Michigan (the "Delphi Building"), for a purchase price of $19,800,000, excluding acquisition costs.

   The building is 100% leased by Delphi Automotive Systems Corporation ("Delphi"), with a lease expiration of December 31, 2010. The current annual base rent payable under the Delphi lease is $1,715,088.

   Since the Delphi Building was purchased in June of 2000, comparable income and expense figures for the prior year are not available.

                          PART II.  OTHER INFORMATION

   ITEM 4. Submission of Matters to a Vote of Security Holders.

   (a) On June 28, 2000, the Registrant held its annual meeting of shareholders at The Atlanta Athletic Club in Duluth, Georgia.

   (b) The shareholders of the Registrant elected the following individuals to the board of directors: Leo F. Wells, III, Douglas P. Williams, John L. Bell, Richard W. Carpenter, Bud Carter, William H. Koegler, Jr., Donald
       S. Moss, Walter W. Sessoms and Neil H. Strickland.

   (c) The following matters were approved by the shareholders of the Registrant at the annual meeting.

       (1) The following votes were cast in connection with the election of the directors:

                  Name                Votes For      Votes Withheld
           -----------------------    ---------      --------------
           Leo F. Wells, III          9,703,330          88,605
           Douglas P. Williams        9,703,330          88,605
           John L. Bell               9,703,330          88,605
           Richard W. Carpenter       9,703,330          88,605
           Bud Carter                 9,703,330          88,605
           William H. Keogler, Jr.    9,703,330          88,605
           Donald S. Moss             9,703,330          88,605
           Walter W. Sessoms          9,703,330          88,605
           Neil H. Strickland         9,703,330          88,605

       (2) Registrant's Articles of Incorporation were amended to increase the number of authorized number of shares from 90,000,000 shares of capital stock to 500,000,000 shares of capital stock, consisting of 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 100,000,000 shares-in-trust. 9,027,806 shares voted for, and 764,129 shares voted against this amendment.

       (3) Registrant's Articles of Incorporation were amended to correctly reflect January 30, 2008, as the date upon which Registrant must begin liquidation in the event that listing of its shares does not occur. 9,183,841 shares voted for and 608,094 shares voted against this amendment.

       (4) Registrant's Articles of Incorporation were amended to clarify the ability of the board of directors to waive the 9.8% share ownership limits under certain circumstances. 8,862,074 shares voted for, and 929,861 shares voted against this amendment.

       (5) Various other provisions of Registrant's Articles of Incorporation were also amended to bring them into conformity with industry practices. 9,274,317 shares voted for and 517,618 shares voted against these amendments.

       (6) The 2000 Employee Stock Option Plan, which authorizes the board of directors to grant stock options of Registrant to certain key employees of Wells Capital, Inc., our Advisor, and Wells Management Company, Inc., was approved. 8,913,910 shares voted for and 878,025 shares voted against this plan.

       (7) The Independent Director Warrant Plan, which authorizes Registrant to issue to independent directors warrants to purchase 25 additional shares for every share they purchase, was approved. 8,774,290 shares voted for, and 1,017,645 shares voted against this plan.

       (8) Arthur Andersen LLP was ratified as Registrant's independent auditors for the fiscal year ending December 31, 2000. 9,308,714 shares voted for and 483,221 shares voted against the ratification of our independent auditors.

   ITEM 6 (b.) On April 12, 2000, the Registrant filed a Current Report on Form 8-K dated March 29,2000 describing the acquisition of the Dial, ASML and Avnet Buildings.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE INVESTMENT TRUST, INC.
                                        (Registrant)
   Dated:  August 11, 2000              By:  /s/ Leo F. Wells, III
                                             ---------------------
                                             Leo F. Wells, III
                                             President, Director, and Chief
                                             Financial Officer