Form 10-Q
period 2000-09-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2000-11-13
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended               September 30, 2000               or
                               ----------------------------------------------

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________________ to ______________________

Commission file number                          0-25739
                       ---------------------------------------------------------


                   WELLS REAL ESTATE INVESTMENT TRUST, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Maryland                                 58-2328421
-----------------------------------      ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


6200 The Corners Pkwy., Norcross, Georgia                    30092
-----------------------------------------       --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code          (770) 449-7800
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

     Yes   X        No ___________
         -----

                                   FORM 10-Q

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                                     INDEX



                                                                                                Page No.
                                                                                                --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets--September 30, 2000 and December 31, 1999                      3

           Consolidated Statements of Income for the Three Months and Nine Months Ended
             September 30, 2000 and 1999                                                              4

           Consolidated Statements of Shareholders' Equity for the Year Ended December 31,
             1999 and the Nine Months Ended September 30, 2000                                        5

           Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
             2000 and 1999                                                                            6

           Condensed Notes to Consolidated Financial Statements                                       7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                11

PART II.   OTHER INFORMATION                                                                         39

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                            September 30,       December 31,
                                                                            -------------       ------------
                                                                                2000                1999
                                                                            -------------       ------------
REAL ESTATE, at cost:
 Land                                                                       $ 21,695,304        $ 14,500,822
 Building and improvements, less accumulated depreciation of $6,810,792
  in 2000 and $1,726,103 in 1999                                             188,671,038          81,507,040
 Construction in progress                                                        295,517          12,561,459
                                                                            ------------        ------------
         Total real estate                                                   210,661,859         108,569,321
                                                                            ------------        ------------

INVESTMENT IN JOINT VENTURES (NOTE 2)                                         36,708,242          29,431,176

DUE FROM AFFILIATES                                                              859,515             648,354

CASH AND CASH EQUIVALENTS                                                     12,257,161           2,929,804

DEFERRED PROJECT COSTS (Note 1)                                                  471,005              28,093

DEFERRED OFFERING COSTS (Note 1)                                               1,108,206             964,941

PREPAID EXPENSES AND OTHER ASSETS                                              6,344,905           1,280,601
                                                                            ------------        ------------
         Total assets                                                       $268,410,893        $143,852,290
                                                                            ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Accounts payable and accrued expenses                                      $    975,821        $    461,300
 Notes payable (Note 3)                                                       38,909,030          23,929,228
 Due to affiliates (Note 4)                                                    1,372,508           1,079,466
 Dividends payable                                                             4,475,982           2,166,701
                                                                            ------------        ------------
         Total liabilities                                                    45,733,341          27,636,695
                                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST OF UNIT HOLDER IN OPERATING PARTNERSHIP                        200,000             200,000
                                                                            ------------        ------------
SHAREHOLDERS' EQUITY:
 Common shares, $.01 par value; 40,000,000 shares authorized, 26,174,825 shares issued and outstanding at September 30, 2000 and 13,471,085
  shares issued and outstanding at December 31, 1999                             261,748             134,710
 Additional paid-in capital                                                  222,215,804         115,880,885
 Retained earnings                                                                     0                   0
                                                                            ------------        ------------
         Total shareholders' equity                                          222,477,552         116,015,595
                                                                            ------------        ------------
         Total liabilities and shareholders' equity                         $268,410,893        $143,852,290
                                                                            ============        ============

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                       CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended                      Nine Months Ended
                                                 --------------------------------       --------------------------------
                                                 September 30,      September 30,       September 30,      September 30,
                                                      2000               1999                2000               1999
                                                 -------------      -------------       -------------      -------------
REVENUES:
 Rental income                                    $ 5,819,968        $ 1,227,144         $13,712,371        $ 2,806,158
 Equity in income of joint ventures                   635,065            384,887           1,684,247            783,065
 Interest income                                      131,578            191,321             338,020            407,067
                                                  -----------        -----------         -----------        -----------
                                                    6,586,611          1,803,352          15,734,638          3,996,290
                                                  -----------        -----------         -----------        -----------
EXPENSES:
 Operating costs, net of reimbursements               289,140            (75,997)            631,407            (46,381)
 Management and leasing fees                          381,766             68,823             919,630            150,908
 Depreciation                                       2,155,366            423,760           5,084,689          1,036,003
 Administrative costs                                  41,626             21,076             273,484             91,016
 Legal and accounting                                  32,883             22,187             130,603             78,637
 Computer costs                                         2,353              2,119               8,846              8,182
 Amortization of loan costs                            64,016              2,433             150,143              6,488
 Interest expense                                   1,094,233             61,932           2,798,299            399,005
                                                  -----------        -----------         -----------        -----------
                                                    4,061,383            526,333           9,997,101          1,723,858
                                                  -----------        -----------         -----------        -----------
NET INCOME                                        $ 2,525,228        $ 1,277,019         $ 5,737,537        $ 2,272,432
                                                  ===========        ===========         ===========        ===========

BASIC AND DILUTED EARNINGS PER SHARE              $      0.11        $      0.18         $      0.30        $      0.37
                                                  ===========        ===========         ===========        ===========

           See accompanying condensed notes to financial statements.

                                      -4

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE YEAR ENDED DECEMBER 31, 1999

               AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                              Common Stock        Additional                      Total
                                        ----------------------      Paid-In       Retained    Shareholders'
                                           Shares      Amount       Capital       Earnings        Equity
                                        -----------   --------   ------------   -----------   -------------
BALANCE, December 31, 1998                3,154,136   $ 31,541   $ 27,056,112   $   334,034    $ 27,421,687

 Issuance of common stock                10,316,949    103,169    103,066,321             0     103,169,490
 Net income                                       0          0              0     3,884,649       3,884,649
 Dividends ($.70 per share)                       0          0     (1,346,240)   (4,218,683)     (5,564,923)
 Sales commission                                 0          0     (9,801,197)            0      (9,801,197)
 Other offering expenses                          0          0     (3,094,111)            0      (3,094,111)
                                        -----------   --------   ------------   -----------    ------------
BALANCE, December 31, 1999               13,471,085    134,710    115,880,885             0     116,015,595

 Issuance of common stock                12,769,524    127,695    127,567,548             0     127,695,243
 Net income                                       0          0              0     5,737,537       5,737,537
 Dividends ($.544 per share)                      0          0     (4,695,767)   (5,737,537)    (10,433,304)
 Sales commission                                 0          0    (12,068,553)            0     (12,068,553)
 Other offering expenses                          0          0     (3,811,122)            0      (3,811,122)
 Common stock retired                       (65,784)      (657)      (657,187)            0        (657,844)
                                        -----------   --------   ------------   -----------    ------------
BALANCE, September 30, 2000              26,174,825   $261,748   $222,215,804   $         0    $222,477,552
                                        ===========   ========   ============   ===========    ============

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Nine Months Ended
                                                                                   -----------------------------------
                                                                                   September 30,         September 30,
                                                                                        2000                 1999
                                                                                   -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $   5,737,537         $  2,272,432
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                       5,084,689            1,036,003
    Amortization of loan costs                                                           150,143                6,488
    Equity in income of joint ventures                                                (1,684,247)            (783,065)
    Changes in assets and liabilities:
      Accounts payable                                                                   514,521              326,166
      Increase in prepaid expenses and other assets                                   (5,214,447)            (667,823)
      Increase due to affiliates                                                         149,777               82,901
                                                                                   -------------         ------------
        Net cash provided by operating activities                                      4,737,973            2,273,102
                                                                                   -------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investments in real estate                                                         (103,469,511)         (55,913,594)
 Investment in joint ventures                                                         (7,612,005)         (17,641,421)
 Deferred project costs                                                               (4,446,307)          (2,692,478)
 Distributions received from joint ventures                                            2,103,704              826,822
                                                                                   -------------         ------------
        Net cash used in  investing activities                                      (113,424,119)         (75,420,671)
                                                                                   -------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable                                                           67,883,130           25,598,666
 Repayment of note payable                                                           (52,903,328)         (22,732,539)
 Dividends paid                                                                       (8,124,023)          (2,159,649)
 Issuance of common stock                                                            127,695,243           76,927,944
 Sales commissions paid                                                              (12,068,553)          (7,308,155)
 Offering costs paid                                                                  (3,811,122)          (2,307,838)
 Common stock retired                                                                   (657,844)                   0
                                                                                   -------------         ------------
        Net cash provided by financing activities                                    118,013,503           68,018,429
                                                                                   -------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              9,327,357           (5,129,140)

CASH AND CASH EQUIVALENTS, beginning of year                                           2,929,804            7,979,403
                                                                                   -------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                           $  12,257,161         $  2,850,263
                                                                                   =============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs applied to joint ventures                                $     295,680         $    735,056
                                                                                   =============         ============

   Deferred project costs applied to real estate                                   $   3,707,715         $  2,273,411
                                                                                   =============         ============

   Decrease in deferred offering cost accrual                                      $    (143,265)        $   (200,640)
                                                                                   =============         ============

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


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

     On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999, and on December 20, 1999, the Company commenced a second follow-on public offering of up to 22,200,000 shares of common stock at $10 per share. As of September 30, 2000, the Company had sold 26,240,610 shares for total capital contributions of $262,406,096. After payment of $9,161,189 in acquisition and advisory fees and acquisition expenses, payment of $32,718,532 in selling commissions and organization and offering expenses, capital contributions and acquisition expenditures by Wells OP of $211,641,497 in property acquisitions and common stock redemptions of $657,844 pursuant to the Company's share redemption program, the Company was holding net offering proceeds of $8,227,034 available for investment in properties. An additional $38,909,030 was spent for acquisition expenditures and was funded by loans from various lending institutes.

     Wells OP owns interest in properties both directly and through equity ownership in the following joint ventures: (i) the Fund IX-X-XI-REIT Joint Venture, a joint venture among Wells OP and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), (ii) Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between Wells OP and Fund X and Fund XI Associates, which is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"), (iii) Wells/Orange County Associates (the "Cort Joint Venture") a joint venture between Wells OP and the Fund X-XI Joint Venture, (iv) the Fund XI-XII-REIT Joint Venture, a joint venture among Wells OP, Wells Real Estate Fund XI, L.P., and Wells Real Estate Fund XII, L.P. (the "Fund XI-XIII-REIT Joint Venture"), (v) the Fund XII-REIT Joint Venture, a joint venture between Wells OP and Wells Real Estate Fund XII, L.P. (the "Fund XII-REIT Joint Venture"), and (vi) the Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VIII-IX Joint Venture.

     As of September 30, 2000, Wells OP owned interest in the following properties either directly or through its interests in joint ventures: (i) a three-story office building in Knoxville, Tennessee (the

     "ABB-Knoxville Building"); (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"); (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"); (iv) a one-story office building in Oklahoma City, Oklahoma (the "AVAYA Building"); (v) a one-story warehouse and office building in Ogden, Utah (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two-story warehouse office building in Fremont, California (the "Fremont Building"), which is owned by the Fremont Joint Venture;
     (vii) a one-story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Cort Joint Venture;
     (viii) a four-story office building in Tampa, Florida (the "PWC Building");
     (ix) a four-story office building in Harrisburg, Pennsylvania (the "AT&T Building"), which are owned directly by Wells OP; (x) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"); (xi) a three-story office building located in Leawood, Kansas (the "Sprint Building"); (xii) a one story office building and warehouse in Tredyffrin Township, Pennsylvania (the "Johnson Matthey Building"); (xiii) a two-story office building in Ft. Meyers, Florida (the "Gartner Building"), all four of which are owned by Fund XI-XII-REIT Joint Venture; (xiv) a two-story office building located in Lake Forest, California (the "Matsushita Project"); (xv) a four-story office building in Richmond, Virginia (the "Alstom Power-Richmond Building"); (xvi) a two-story office building and warehouse in Wood Dale, Illinois (the "Marconi Building"); (xvii) a five-story office building in Plano, Texas (the "Cinemark Building"); (xviii) a three-story office building in Tulsa, Oklahoma (the "Metris Building"); (xix) a two-story office building in Scottsdale, Arizona (the "Dial Building"); (xx) a two-story office building in Tempe, Arizona (the "ASML Building"); (xxi) a two-story office building in Tempe, Arizona (the "Motorola Building"); (xxii) a two-story office building in Tempe, Arizona (the "Avnet Building"); (xxiii) a three-story office building in Troy, Michigan (the "Delphi Building"); all ten of which are owned directly by Wells OP; (xxiv) a three-story office building in Troy, Michigan (the "Siemens Building"), which is owned by the Fund XII-REIT Joint Venture; and (xxv) a two-story office building in Orange County, California (the "Quest Building"), formerly the Bake Parkway Building, previously owned by Fund VIII-IX Joint Venture, which is now owned by the Fund VIII-IX-REIT Joint Venture.

     (b) Deferred Project Costs

     The Company pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the Advisor, for acquisition and advisory services and as reimbursement for acquisition expenses. These payments may not exceed 3 1/2% of shareholders' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of September 30, 2000, amounted to $9,161,189 and represented approximately 3 1/2% of shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased.

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

     (g) Basis of Presentation

     Substantially all of the Company's business is conducted through Wells OP. At December 31, 1997, the Wells OP had issued 20,000 limited partner units to Wells Capital, Inc., the Advisor, in exchange for a capital contribution of $200,000. The Company is the sole general partner in Wells OP; consequently, the accompanying consolidated financial statements of the Company include the amounts of both the Company and Wells OP.

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

     (h) Distribution Policy

     The Company will make distributions (not including a return of capital for federal income tax purposes) equal to at least 95% of its real estate investment trusts taxable income through the taxable year 2000. It is the Company's policy to make regular quarterly distributions to holders of the shares. Distributions will be made to those shareholders who are shareholders as of the record date selected by the Directors. Distributions will be declared on a daily basis and paid on a quarterly basis during the Offering period and declared and paid quarterly thereafter.

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

 2.  INVESTMENTS IN JOINT VENTURES

     The Company owned interests in 25 office buildings through its ownership in Wells OP, which owns interest in six joint ventures. The Company does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method.

     The following describes additional information about certain of the properties in which the Company owns an interest as of September 30, 2000.

     Fund VIII-IX-REIT Joint Venture

     On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. (the "Fund VIII-IX Joint Venture"). On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Bake Parkway Building to the Fund VIII-IX-REIT Joint Venture. The Bake Parkway Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California.

     A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software, Inc. Occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

     Construction of tenant improvements required under the Quest lease is anticipated to cost approximately $1,250,000 and will be funded by Wells OP.

     The Alstom Power-Richmond Building

     On July 24, 2000, the Company completed a build-to-suit project of a 99,057 square-foot, four-story, office building. The Class "A" property is located at 5309 Commonwealth Centre Drive in Richmond, Virginia.

     The $11.4 million acquisition is 100% owned by the Company and is leased to Alstom Power, Inc. The tenant has signed a seven-year lease, which commenced on July 24, 2000. Alstom Power is the world's largest power generation group. Formerly ABB Power Generation and Alstom, the two companies merged in December 1999 to form ABB Alstom Power, Inc. and in June 2000 changed its name to Alstom Power, Inc. The group employs 58,000 people in more than 100 countries.

     The building is located on 7.49 acres within the Waterford Business Park. The Waterford Park is a 20-acre office park in Chesterfield County.

3.  NOTES PAYABLE

     Notes payable, as of September 30, 2000, consists of loans of (i) $9,181,877 due to Bank of America secured by a first priority mortgage against the Matsushita Property; (ii) $21,627,153 due to Bank of America secured by first mortgages on the AT&T and Marconi buildings; (iii) $8,000,000 due to Richter-Schroeder Company, Inc. secured by a first mortgage against the Metris Building; and (iv) $100,000 due to Ryan Companies US, Inc. secured by a first mortgage on the Avnet Building.

 4.  DUE TO AFFILIATES

     Due to affiliates consists of Acquisitions and Advisory Fees and Acquisition Expenses, deferred offering costs, and other operating expenses paid by the Advisor on behalf of the Company. Also included in Due to Affiliates is the Matsushita lease guarantee which is explained in detail in the Company's Form 10-K for the year ended December 31, 1999. Payments of $542,645 have been made as of September 30, 2000 toward fulfilling the Matsushita agreement.

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

     Between December 31, 1999, and September 30, 2000, the Company raised an additional $127,695,246 in offering proceeds through the sale of an additional 12,769,524 shares. Accordingly, as of September 30, 2000, the Company had raised a total of $262,406,096 in offering proceeds through the sale of 26,240,610 shares of common stock. As of September 30, 2000, the Company had paid a total of

     $9,161,189 in Acquisition and Advisory Fees and Acquisition Expenses, had paid a total of $32,718,532 in selling commissions and organizational offering expenses, had made capital contributions of $211,641,497 to Wells OP for investments in joint ventures and acquisitions of real property, had utilized $657,844 for the redemption of stock pursuant to the Company's share redemption program, and was holding net offering proceeds of $8,227,034 available for investment and additional properties.

     Cash and cash equivalents at September 30, 2000 and 1999 were $12,257,161 and $2,850,263, respectively. The increase in cash and cash equivalents resulted primarily from raising additional capital which was offset by increased investment in real property acquisitions.

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

     As of September 30, 2000, the Company had acquired interests in 25 real estate properties. These properties are generating sufficient cash flow to cover the operating expenses of the Company and pay quarterly dividends. Dividends declared for the third quarter of 2000 and the third quarter of 1999 totaled $0.188 and $0.175 per share, respectively, which were declared on a daily record date basis in the amount of $0.2038 and $0.1902, respectively, per share payable to the shareholders of record at the close of business of each day during the quarter.

     On February 18, 1999, Wells OP entered into a Rental Income Guaranty Agreement with Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. ("VIII-IX Joint Venture"), whereby Wells OP guaranteed the VIII-IX Joint Venture that it would receive rental income on the Bake Parkway Building previously leased to Matsushita Avionics at least equal to the rental and building expenses that the VIII-IX Joint Venture would have received over the remaining term of its original lease with Matsushita Avionics. Matsushita Avionics vacated the Bake Parkway Building in December 1999, with the existing lease term ending in September 2003. On June 15, 2000, the VIII-IX-REIT Joint Venture was formed between Wells OP and the VIII-IX Joint Venture for purposes of owning and operating the Bake Parkway Building. On July 1, 2000, the VIII-IX Joint Venture transferred the Bake Parkway Building to the VIII-IX-REIT Joint Venture as its capital contribution. Under the Rental Income Guaranty Agreement, Wells OP also guaranteed that, if a joint venture such as the VIII-IX-REIT Joint Venture was ever formed by the parties for the ownership and operation of the Bake Parkway Building, Wells OP would guarantee to the VIII-IX Joint Venture that it would receive monthly cash flow distributions from such joint venture at least equal to the rent and building expenses guaranteed under the Rental Income Guaranty Agreement. Currently, the Bake Parkway Building is leased by Quest Software, Inc. ("Quest") pursuant to a forty-two (42) month lease that expires on December 31, 2003.

     Wells OP had paid approximately $543,000 in rental income guaranty payments to the VIII-IX Joint Venture through September 30, 2000, but has since ceased making such payments since the Bake Parkway Building is now fully leased to Quest. Our maximum liability exposure to the VIII-IX Joint Venture for rental income and building expenses potentially payable under this Rental Income Guaranty Agreement of approximately $3,000,000 was taken into account in the economic analysis performed in making the determination to go forward with the development of the Matsushita Building. Although the lease of the Bake Parkway Building by Quest has, at least temporarily, relieved Wells OP of its obligations under the Rental Income Guaranty Agreement, we cannot, at this time, determine the amount Wells OP continues to guaranty payment under the Rental Income Guaranty Agreement and, consequently, continues to bear some risk, even though their risk has been substantially minimized by the lease with Quest. Any payment made to the VIII-IX Joint Venture under the Rental Income Guaranty Agreement will be made from investor proceeds of the Company.

Cash Flows from Operating Activities

Net cash provided by operating activities was $4,737,973 for the nine months ended September 30, 2000 and $2,273,102 for the nine months ended September 30, 1999. The increase in net cash provided by operating activities was due primarily to the purchase of additional properties in late 1999 and 2000.

Cash Flows from Investing Activities

The increase in net cash used in investing activities from $75,420,671 for the nine months ended September 30, 1999 to $113,424,119 for the nine months ended September 30, 2000 was due primarily to the raising of additional capital and funds that have been invested in real property acquisitions.

Cash Flows from Financing Activities

The increase in net cash provided by financing activities from $68,018,429 for the nine months ended September 30, 1999 to $118,013,503 for the nine months ended September 30, 2000 was due primarily to the raising of additional capital and the corresponding increase in funds borrowed to purchase additional properties. The Company raised $127,695,243 in offering proceeds for the nine months ended September 30, 2000, as compared to $76,927,944 for the nine months ended September 30, 1999. In addition, the Company received loan proceeds from financing secured by properties of $67,883,130 and repaid notes payable in the amount of $52,903,328.

Results of Operations

As of September 30, 2000, the properties owned by the Company were 100% occupied. Gross revenues for the nine months ended September 30, 1999 and for the nine months ended September 30, 2000 were $3,996,290 and $15,734,638, respectively. This increase in revenues was due to the purchase of additional properties during late 1999 and 2000. The purchase of interests in additional properties also resulted in an increase in operating expenses, management and leasing fees, and depreciation expense. The Company's net income increased to $5,737,537 for the first nine months of 2000 as compared to $2,272,432 for the first nine months of 1999.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in a majority of our tenant leases to protect us from the impact of inflation. These leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce our exposure to increases in costs and operating expenses resulting from inflation.

Property Operations

As of September 30, 2000, the Company has provided the following operational information relating to its real estate properties:

              Alstom Power-Knoxville (formerly the ABB Building)/
                        Fund IX-X-XI-REIT Joint Venture

                                                        Three Months Ended                  Nine Months Ended
                                                   -------------------------------    -------------------------------
                                                   September 30,     September 30,    September 30,     September 30,
                                                       2000             1999              2000             1999
                                                   -------------     -------------    -------------     -------------
Revenues:
    Rental income                                    $288,969          $261,986         $895,551          $784,065
    Interest income                                    19,871            15,024           53,575            46,765
                                                     --------          --------         --------          --------
                                                      308,840           277,010          949,126           830,830
                                                     --------          --------         --------          --------
Expenses:
    Depreciation                                       98,454           135,499          295,362           403,699
    Management and leasing expenses                    36,277            32,260          112,232            93,666
    Other operating expenses                          (26,544)          (17,097)         (69,178)          (13,390)
                                                     --------          --------         --------          --------
                                                      108,187           150,662          338,416           483,975
                                                     --------          --------         --------          --------
Net income                                           $200,653          $126,348         $610,710          $346,855
                                                     ========          ========         ========          ========

Occupied percentage                                       100%               98%             100%               98%
                                                     ========          ========         ========          ========

Company's ownership percentage                           3.71%             3.74%            3.71%             3.74%
                                                     ========          ========         ========          ========

Cash distribution to the Company                     $ 11,074          $  9,855         $ 33,513          $ 28,263
                                                     ========          ========         ========          ========

Net income allocated to the Company                  $  7,451          $  4,721         $ 22,700          $ 13,043
                                                     ========          ========         ========          ========

Rental income increased in 2000, over 1999, due primarily to the increased occupancy level of the property. Total expenses decreased due to a decrease in depreciation expense. This decrease resulted from an accelerated depreciation on tenant improvement for a short-term lease in 1999 for 23,092 square feet. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Net income and cash distributions increased in 2000, over 1999, due to a combination of increased rental income and decreased operating expenses.

The Company's percentage ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund IX and Wells Fund X, respectively, to the Fund IX-X-XI-REIT Joint Venture in the first and second quarters of 2000 for funding of capital improvements.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                        Three Months Ended                  Nine Months Ended
                                                  -------------------------------    -------------------------------
                                                  September 30,     September 30,    September 30,     September 30,
                                                      2000               1999             2000               1999
                                                  -------------     -------------    -------------     -------------
Revenues:
    Rental income                                    $256,829          $256,829          $770,486          $770,486
                                                     --------          --------          --------          --------
Expenses:
    Depreciation                                       81,576            81,576           244,728           244,728
    Management and leasing expenses                    12,826            11,618            41,656            35,293
    Other operating expenses                           (7,585)            3,899            73,410              (188)
                                                     --------          --------          --------          --------
                                                       86,817            97,093           359,794           279,833
                                                     --------          --------          --------          --------
Net income                                           $170,012          $159,736          $410,692          $490,653
                                                     ========          ========          ========          ========

Occupied percentage                                       100%              100%              100%              100%
                                                     ========          ========          ========          ========

Company's ownership percentage                          3.71%             3.74%              3.71%             3.74%
                                                     ========          ========          ========          ========

Cash distribution to the Company                     $  9,130          $  8,804          $ 23,726          $ 26,992
                                                     ========          ========          ========          ========

Net income allocated to the Company                  $  6,312          $  5,969          $ 15,265          $ 18,438
                                                     ========          ========          ========          ========

Net income decreased in 2000, as compared to 1999, due to an overall increase in expenses. Operating expenses increased significantly due, in part, to a significant rise in real estate taxes, which stemmed from the revaluation of the property by Boulder County authorities in 1999. A later reduction in taxes resulting from an appeal in 2000 was offset by a common area maintenance credit to the tenant.

Rental income remained stable for the three months ended September 30, 2000, as compared to the same period in 1999. Total expenses decreased for the three-month period ended September 30, 2000, as compared to the same period for 1999, due largely to other operating expenses being negative. This was due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Cash distributions and net income allocated to the Company for the three-month period ended September 30, 2000 increased slightly as compared to 1999.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 ------------------------------    -------------------------------
                                                 September 30,    September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 -------------    -------------    -------------     -------------
Revenues:
    Rental income                                   $207,454          $207,791         $635,898          $622,070
                                                    --------          --------         --------          --------
Expenses:
    Depreciation                                      71,670            71,670          215,010           215,010
    Management and leasing expenses                   27,019            18,899           83,736            54,518
    Other operating costs                             (2,165)           (5,291)         (54,699)            5,342
                                                    --------          --------         --------          --------
                                                      96,524            85,278          244,047           274,870
                                                    --------          --------         --------          --------
Net income                                          $110,930          $122,513         $391,851          $347,200
                                                    ========          ========         ========          ========

Occupied percentage                                      100%              100%             100%              100%
                                                    ========          ========         ========          ========

Company's ownership percentage                          3.71%             3.74%            3.71%             3.74%
                                                    ========          ========         ========          ========

Cash distribution to the Company                    $  6,800          $  7,200         $ 22,679          $ 20,952
                                                    ========          ========         ========          ========

Net income allocated to the Company                 $  4,119          $  4,578         $ 14,566          $ 13,041
                                                    ========          ========         ========          ========

Rental income increased due to a tenant occupying additional space previously leased to another tenant at a lower rate. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenants. Due to these common area maintenance reimbursements, management and leasing fees increased since these fees are charged based on actual receipts.

Cash distributions and net income allocated to the Company for the quarter ended September 30, 2000 decreased in 2000, as compared to 1999, due to a decrease in net income.

        The Avaya Building (formerly the Lucent Technologies Building)/
                        Fund IX-X-XI-REIT Joint Venture

                                                      Three Months Ended                  Nine Months Ended
                                                 --------------------------------    ------------------------------
                                                 September 30,     September 30,     September 30,    September 30,
                                                     2000               1999             2000             1999
                                                 -------------    -------------    -------------     -------------
Revenues:
    Rental income                                   $ 145,752         $145,752         $ 437,256          $437,256
                                                    ---------         ---------        ---------          --------
Expenses:
    Depreciation                                       45,801            45,801          137,403           137,403
    Management and leasing expenses                     5,369             5,370           16,109            16,109
    Other operating expenses                            1,669             1,766            9,688            13,964
                                                    ---------         ---------        ---------          --------
                                                       52,839            52,937          163,200           167,476
                                                    ---------         ---------        ---------          --------
Net income                                          $  92,913         $  92,815        $ 274,056          $269,780
                                                    =========         =========        =========          ========

Occupied percentage                                       100%              100%             100%              100%
                                                    =========         =========        =========          ========

Company's ownership percentage                           3.71%             3.74%            3.71%             3.74%
                                                    =========         =========        =========          ========

Cash distribution to the Company                    $   4,723         $   4,750        $  14,048          $ 14,006
                                                    =========         =========        =========          ========

Net income allocated to the Company                 $   3,450         $   3,468        $  10,187          $ 10,140
                                                    =========         =========        =========          ========

Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses were slightly lower, due primarily to a one-time charge for consulting fees in 1999, which did not occur in 2000.

On September 30, 2000, Lucent Technologies, Inc. assigned its interest in the lease to Avaya, Inc., the former Enterprise Networks Group of Lucent Technologies.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                        Three Months Ended                 Nine Months Ended
                                                   ------------------------------    -------------------------------
                                                   September 30,    September 30,    September 30,     September 30,
                                                       2000             1999             2000              1999
                                                   -------------    -------------    -------------     -------------
Revenues:
    Rental income                                    $168,250          $150,009         $504,750          $397,755
                                                     --------          --------         --------          --------
Expenses:
    Depreciation                                       55,062            48,495          165,186           145,485
    Management and leasing expenses                     7,319             8,291           21,879            17,629
    Other operating expenses                            2,253             1,290           12,620             3,815
                                                     --------          --------         --------          --------
                                                       64,634            58,076          199,685           166,929
                                                     --------          --------         --------          --------
Net income                                           $103,616          $ 91,933         $305,065          $230,826
                                                     ========          ========         ========          ========

Occupied percentage                                       100%              100%             100%              100%
                                                     ========          ========         ========          ========

Company's ownership percentage                           3.71%             3.74%            3.71%             3.74%
                                                     ========          ========         ========          ========

Cash distribution to the Company                     $  5,713          $  5,103         $ 16,940          $ 13,702
                                                     ========          ========         ========          ========

Net income allocated to the Company                  $  3,848          $  3,435         $ 11,339          $  8,672
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

              The Cort Building/Wells/Orange County Joint Venture

                                                     Three Months Ended                  Nine Months Ended
                                               --------------------------------   ---------------------------------
                                                 September 30,    September 30,     September 30,    September 30,
                                                    2000             1999              2000             1999
                                               ---------------   --------------   ---------------   ---------------
Revenues:
    Rental income                              $    198,885      $    198,885     $    596,656      $    596,656
                                               ---------------   --------------   ---------------   ---------------
Expenses:
    Depreciation                                     46,641            46,641          139,923           139,923
    Management and leasing expenses                   8,701             7,590           23,881            22,770
    Other operating expenses                          6,445             5,993           10,375            19,446
                                               ---------------   --------------   ---------------   ---------------
                                                     61,787            60,224          174,179           182,139
                                               ---------------   --------------   ---------------   ---------------
Net income                                     $    137,098      $    138,661     $    422,477      $    414,517
                                               ===============   ==============   ===============   ===============

Occupied percentage                                     100%              100%             100%              100%
                                               ===============   ==============   ===============   ===============

Company's ownership percentage                         43.7%             43.7%            43.7%             43.7%
                                               ===============   ==============   ===============   ===============

Cash distribution to the Company               $     76,243      $     76,926     $    233,613      $    230,137
                                               ===============   ==============   ===============   ===============

Net income allocated to the Company            $     59,867      $     60,550     $    184,484      $    181,008
                                               ===============   ==============   ===============   ===============

Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses are lower in 2000 due to an increase in common area maintenance ("CAM") reimbursements billed to the tenants. Tenants are billed an estimated amount for CAM which is then reconciled the following year, and the difference is billed to the tenant. No CAM was charged to the tenant in 1999.

              The Fairchild Building/Wells/Fremont Joint Venture

                                                     Three Months Ended                  Nine Months Ended
                                               --------------------------------   ---------------------------------
                                                 September 30,    September 30,     September 30,    September 30,
                                                    2000             1999              2000             1999
                                               ---------------   --------------   ---------------   ---------------
Revenues:
    Rental income                                  $225,195          $225,210         $675,585          $675,631
                                               ---------------   --------------   ---------------   ---------------
Expenses:
    Depreciation                                     71,382            71,382          214,146           214,146
    Management and leasing expenses                   9,175             9,303           27,525            27,970
    Other operating expenses                          3,244             6,457            9,856            13,772
                                               ---------------   --------------   ---------------   ---------------
                                                     83,801            87,142          251,527           255,888
                                               ---------------   --------------   ---------------   ---------------
Net income                                         $141,394          $138,068         $424,058          $419,743
                                               ===============   ==============   ===============   ===============

Occupied percentage                                     100%              100%             100%              100%
                                               ===============   ==============   ===============   ===============

Company's ownership percentage                         77.5%             77.5%            77.5%             77.5%
                                               ===============   ==============   ===============   ===============

Cash distribution to the Company                   $158,817          $151,627         $476,354          $459,174
                                               ===============   ==============   ===============   ===============

Net income allocated to the Company                $109,587          $107,009         $328,663          $325,318
                                               ===============   ==============   ===============   ===============

Rental income, net income and cash distributions to the Company remained stable in 2000, as compared to 1999.

                               The PWC Building

                                                     Three Months Ended                  Nine Months Ended
                                               --------------------------------   ---------------------------------
                                                 September 30,    September 30,     September 30,    September 30,
                                                    2000             1999              2000             1999
                                               ---------------   --------------   ---------------   ---------------
Revenues:
    Rental income                                  $552,298          $552,297        $1,656,894        $1,656,637
                                               ---------------   --------------   ---------------   ---------------
Expenses:
    Depreciation                                    206,037           205,236           618,111           616,257
    Management and leasing expenses                  37,760            37,612           116,142           111,147
    Other operating expenses                        (28,672)          (77,618)         (134,352)          (54,898)
    Interest expense                                      0                 0                 0           158,497
                                               ---------------   --------------   ---------------   ---------------
                                                    215,125           165,230           599,901           831,003
                                               ---------------   --------------   ---------------   ---------------
Net income                                         $337,173          $387,067        $1,056,993          $825,634
                                               ===============   ==============   ===============   ===============

Occupied percentage                                     100%              100%              100%              100%
                                               ===============   ==============   ===============   ===============

Company's ownership percentage                          100%              100%              100%              100%
                                               ===============   ==============   ===============   ===============

Cash generated to the Company                      $488,547          $526,399        $1,512,625        $1,244,179
                                               ===============   ==============   ===============   ===============

Net income generated to the Company                $337,173          $387,067        $1,056,993        $  825,634
                                               ===============   ==============   ===============   ===============

Rental income has remained stable. Other operating expenses are negative due to increased common area maintenance billings in 2000. Management and leasing fee reimbursement is also included in other operating expenses. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year, and the difference billed to the tenants. There was no interest in 2000, as compared to 1999, as the note related to this building was paid in first quarter of 1999.

                               The AT&T Building

                                                                                     Nine Months      Eight Months
                                                       Three Months Ended               Ended            Ended
                                                -------------------------------
                                                 September 30,    September 30,     September 30,    September 30,
                                                     2000             1999              2000             1999
                                                -------------     -------------     -------------    -------------
Revenues:
    Rental income                                  $  340,832        $  455,471       $ 1,022,497       $  930,145
                                                -------------     -------------     -------------    -------------
Expenses:
    Depreciation                                      120,744           120,750           362,232          321,972
    Management and leasing expenses                    15,525            20,532            46,201           29,082
    Other operating expenses                              831             3,362             6,941           12,931
    Interest expense                                    2,915            27,470             9,331          206,046
                                                -------------     -------------     -------------    -------------
                                                      140,015           172,114           424,705          570,031
                                                -------------     -------------     -------------    -------------
Net income                                         $  200,817        $  283,357       $   597,792       $  360,114
                                                =============     =============     =============    =============

Occupied percentage                                       100%              100%              100%             100%
                                                =============     =============     =============    =============

Company's ownership percentage                            100%              100%              100%             100%
                                                =============     =============     =============    =============

Cash generated to the Company                      $  314,681        $  300,004       $   953,280       $  579,189
                                                =============     =============     =============    =============

Net income generated to the Company                $  200,817        $  283,357       $   597,792       $  360,114
                                                =============     =============     =============    =============

Rental income decreased for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, due to an understatement of straight-line rent that was adjusted in the third quarter of 1999. Interest expense has decreased in 2000 due to a substantial decrease in the note payable related to this property.

Since the AT&T Building was purchased in February 1999, comparable income and expenses figures for the prior year are available for only eight months.

         The EYBL CarTex Building/Wells Fund XI-XII-REIT Joint Venture

                                                                                     Nine Months        Five Months
                                                       Three Months Ended               Ended              Ended
                                                 -------------------------------
                                                 September 30,     September 30,     September 30,      September 30,
                                                      2000              1999             2000               1999
                                                 -------------     -------------     -------------      -------------
Revenues:
    Rental income                                    $ 142,207        $  140,048       $   422,385        $   210,173
                                                 -------------     -------------     -------------      -------------
Expenses:
    Depreciation                                        49,902            49,902           149,702             83,170
    Management and leasing expenses                     16,197             3,814            27,415             14,663
    Other operating expenses                             3,416             5,165            16,163              5,165
                                                 -------------     -------------     -------------      -------------
                                                        69,515            58,881           193,280            102,998
                                                 -------------     -------------     -------------      -------------
Net income                                           $  72,692        $   81,167       $   229,105        $   107,175
                                                 =============     =============     =============      =============

Occupied percentage                                        100%              100%              100%               100%
                                                 =============     =============     =============      =============

Company's ownership percentage                            56.8%             56.8%             56.8%              56.8%
                                                 =============     =============     =============      =============

Cash distribution to the Company                     $  67,917        $   68,084       $   190,825        $   103,599
                                                 =============     =============     =============      =============

Net income allocated to the Company                  $  44,820        $   46,791       $   130,047        $    65,039
                                                 =============     =============     =============      =============

Since acquisition of the property by Wells Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied, and no significant changes have occurred to its operations.

Rental income increased slightly for the three months ended September 30, 2000, as compared to the same period in 1999. Total expenses increased for the three month period ended September 30, 2000, as compared to the same period in 1999, due to leasing commission paid to an outside broker pursuant to the terms of the purchase agreement. Cash distributions and net income allocated to the Company decreased for the three month period ended September 30, 2000 because of the decrease in net income.

Since the EYBL CarTex Building was purchased in May 1999, comparative income and expense figures for the prior period ended September 30, 1999 covered only five months. Accordingly, the prior period is not comparable to the nine month period ended September 30, 2000.

The Company's ownership interest in the XI-XII-REIT Joint Venture decreased due to the admittance of Wells Fund XII to the joint venture on June 21, 1999. The Company's percentage ownership interest was 70.1% for May and June of 1999 and 56.8% for July through September of 1999.

               The Sprint Building/Fund XI-XII-REIT Joint Venture

                                                                                     Nine Months     Three Months
                                                      Three Months Ended                Ended            Ended
                                               --------------------------------
                                               September 30,      September 30,     September 30     September 30,
                                                   2000               1999              2000             1999
                                               -------------      -------------     ------------     -------------
Revenues:
     Rental income                                 $ 265,997         $  264,654       $  797,991        $  264,654
                                               -------------      -------------     ------------     -------------
Expenses:
   Depreciation                                       81,779             81,776          245,336            81,776
   Management and leasing expenses                    11,239              7,493           33,718             7,493
   Other operating expenses                            3,306              1,283           13,964             1,283
                                               -------------      -------------     ------------     -------------
                                                      96,324             90,552          293,018            90,552
                                               -------------      -------------     ------------     -------------
Net income                                         $ 169,673         $  174,102       $  504,973        $  174,102
                                               =============      =============     ============     =============

Occupied percentage                                      100%               100%             100%              100%
                                               =============      =============     ============     =============

Company's ownership percentage                          56.8%              56.8%            56.8%             56.8%
                                               =============      =============     ============     =============

Cash distribution to the Company                   $ 133,516         $  137,150       $  398,252        $  137,150
                                               =============      =============     ============     =============

Net income allocated to the Company                $  96,311         $  100,192       $  286,638        $  100,192
                                               =============      =============     ============     =============


Since acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied, and no significant changes have occurred to its operations.

Rental income increased slightly for the three months ended September 30, 2000, as compared to the same period in 1999. Total expenses increased for the three month period ended September 30, 2000, as compared to the same period for 1999, due largely to the increase in management and leasing fees as well as other operating expenses. Cash distributions and net income allocated to the Company for the three month period ended September 30, 2000, as compared to the same period in 1999, due to a decrease in net income.

Since the Sprint Building was purchased in July 1999, comparative income and expense figures for the prior period ended September 30, 1999 covered only three months. Accordingly, the prior period is not comparable to the nine month period ended September 30, 2000.

            Johnson Matthey Building/Fund XI-XII-REIT Joint Venture

                                                                  Three Months      Two Months       Nine Months
                                                                      Ended            Ended            Ended
                                                                  September 30,     September 30,    September 30,
                                                                      2000             1999              2000
                                                                  -------------     -------------    ------------
Revenues:
    Rental income                                                   $219,349           $123,566        $648,297
                                                                  ----------           --------        --------
Expenses:
    Depreciation                                                      63,869             42,567         191,606
    Management and leasing expenses                                    9,230                  0          27,089
    Other operating expenses                                          (1,535)               470           8,594
                                                                  ----------           --------        --------
                                                                      71,564             43,037         227,289
                                                                  ----------           --------        --------
Net income                                                          $147,785           $ 80,529        $421,008
                                                                  ==========           ========        ========

Occupied percentage                                                      100%               100%            100%
                                                                  ==========           ========        ========

Company's ownership percentage                                          56.8%              56.8%           56.8%
                                                                  ==========           ========        ========

Cash distribution to the Company                                    $110,419          $  66,517        $318,504
                                                                  ==========           ========        ========

Net income allocated to the Company                                $  83,836          $  44,409        $238,977
                                                                  ==========           ========        ========

Since acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied, and no significant changes have occurred to its operations.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures for the prior period ended September 30, 1999 covered only two months. Accordingly, the prior period is not comparable to the nine month period ended September 30, 2000.

              The Gartner Building/Fund XI-XII-REIT Joint Venture

                                                                  Three Months     One Month       Nine Months
                                                                     Ended             Ended            Ended
                                                                 September 30,     September 30,    September 30,
                                                                     2000              1999             2000
                                                                  -------------     -------------    ------------
Revenues:
    Rental income                                                   $216,567         $   32,502         $637,375
                                                                    --------         ----------         --------
Expenses:
    Depreciation                                                      77,623             25,874          232,868
    Management and leasing expenses                                    9,970                  0           29,218
    Other operating expenses                                          (7,603)                 0          (27,396)
                                                                    --------         ----------         --------
                                                                      79,990             25,874          234,690
                                                                    --------         ----------         --------
Net income                                                          $136,577         $    6,628         $402,685
                                                                    ========         ==========         ========

Occupied percentage                                                      100%               100%             100%
                                                                    ========         ==========         ========

Company's ownership percentage                                          56.8%              56.8%            56.8%
                                                                    ========         ==========         ========

Cash distribution to the Company                                    $110,861          $  10,374         $328,570
                                                                    ========         ==========         ========
Net income allocated to the Company                                 $ 77,525          $   3,763         $228,574
                                                                    ========         ==========         ========

Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for the first quarter of 2000 as well as the fourth quarter of 1999. Since the building was purchased in September of 1999, the Company was not able to estimate the amount to be billed for 1999 until first quarter of 2000.

Since the acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied, and no significant changes have occurred to its operations.

Since the Gartner Building was purchased in September 1999, comparative income and expense figures for the prior period covered only one month. Accordingly, the prior period is not comparable to the nine month period ended September 30, 2000.

                             The Marconi Building

                                                                  Three Months       One Month       Nine Months
                                                                     Ended             Ended            Ended
                                                                 September 30,     September 30,     September 30,
                                                                     2000              1999              2000
                                                                  -------------     -------------    ------------
Revenues:
    Rental income                                                   $817,819           $219,376       $2,453,457
                                                                    --------           --------       ----------
Expenses:
    Depreciation                                                     293,352             97,774          880,056
    Management and leasing expenses                                   35,510             10,679          108,472
    Other operating expenses                                           4,433                254           16,928
                                                                    --------           --------       ----------
                                                                     333,295            108,707        1,005,456
                                                                    --------           --------       ----------
Net income                                                          $484,524           $110,669       $1,448,001
                                                                    ========           ========       ==========
Occupied percentage                                                      100%               100%             100%
                                                                    ========           ========       ==========

Company's ownership percentage                                           100%               100%             100%
                                                                    ========           ========       ==========

Cash generated to the Company                                       $673,367           $157,899       $2,016,472
                                                                    ========           ========       ==========

Net income generated to the Company                                 $484,524           $110,669       $1,448,001
                                                                    ========           ========       ==========

Since the Marconi Building was purchased in September 1999, comparable income and expense figures for the prior period covered only one month. Accordingly, the prior period is not comparable to the nine month period ended September 30, 2000.

                            The Matsushita Building

                                            Three Months      Nine Months
                                               Ended            Ended
                                           September 30,    September 30,
                                               2000             2000
                                           -------------    -------------
Revenues:
  Rental income                              $492,420        $1,509,449
                                           -------------    -------------
Expenses:
  Depreciation                                244,909           754,423
  Management and leasing expenses              48,022           138,940
  Other operating expenses                     17,211            51,891
                                           -------------    -------------
                                              310,142           945,254
                                           -------------    -------------
Net income                                   $182,278        $  564,195
                                           =============    =============

Occupied percentage                               100%              100%
                                           =============    =============

Company's ownership percentage                    100%              100%
                                           =============    =============

Cash generated to the Company                $441,254        $1,156,810
                                           =============    =============

Net income generated to the Company          $182,278        $  564,195
                                           =============    =============

Construction of the Matsushita Building is complete, and the aggregate of all costs and expenses incurred by Wells OP with respect to the acquisition and construction of the Matsushita Building was $18,576,701. The monthly base rent for the Matsushita Building is $154,602.

Since the Matsushita Building opened in January 2000, comparable income and expense figures for the prior period are not available.

                             The Cinemark Building

                                         Three Months           Nine Months
                                             Ended                 Ended
                                         September 30,         September 30,
                                             2000                  2000
                                         -------------         -------------
Revenues:
   Rental income                           $701,262             $2,104,128
   Interest income                            3,084                  4,332
                                         -------------         -------------
                                            704,346              2,108,460
                                         -------------         -------------
Expenses:
   Depreciation                             212,310                636,896
   Management and leasing expenses           38,127                100,167
   Other operating expenses                 144,809                453,912
                                         -------------         -------------
                                            395,246              1,190,975
                                         -------------         -------------
Net income                                 $309,100             $  917,485
                                         =============         =============

Occupied percentage                             100%                   100%
                                         =============         =============

Company's ownership percentage                  100%                   100%
                                         =============         =============

Cash generated to the Company              $474,274             $1,412,711
                                         =============         =============

Net income generated to the Company        $309,100             $  917,485
                                         =============         =============

Since the Cinemark Building was purchased in December 1999, comparable income and expense figures for the prior period are not available.

                              The Metris Building

                                      Three Months          Eight Months
                                         Ended                  Ended
                                      September 30,         September 30,
                                         2000                   2000
                                      -------------         -------------
Revenues:
    Rental income                       $308,459              $790,503
                                      -------------         -------------
Expenses:
    Depreciation                         120,792               318,298
    Management and leasing expenses       13,365                34,102
    Other operating expenses               3,892                10,970
                                      -------------         -------------
                                         138,049               363,370
                                      -------------         -------------
Net income                              $170,410              $427,133
                                      =============         =============

Occupied percentage                          100%                  100%
                                      =============         =============

Company's ownership percentage               100%                  100%
                                      =============         =============

Cash generated to the Company           $281,392              $717,190
                                      =============         =============

Net income generated to the Company     $170,410              $427,133
                                      =============         =============

Since the Metris Building was purchased in February 2000, comparable income and expense figures for the prior period are not available.

                               The Dial Building

                                              Three Months       Seven Months
                                                 Ended               Ended
                                              September 30,      September 30,
                                                  2000               2000
                                              -------------      -------------
Revenues:
    Rental income                                $346,918            $705,027
                                              -------------      -------------
Expenses:
    Depreciation                                  120,591             251,094
    Management and leasing expenses                15,710              32,122
    Other operating expenses                       19,459              32,400
                                              -------------      -------------
                                                  155,760             315,616
                                              -------------      -------------
Net income                                       $191,158            $389,411
                                              =============      =============

Occupied percentage                                   100%                100%
                                              =============      =============

Company's ownership percentage                        100%                100%
                                              =============      =============

Cash generated to the Company                    $325,069            $667,145
                                              =============      =============

Net income generated to the Company              $191,158            $389,411
                                              =============      =============

Since the Dial Building was purchased in March 2000, comparable income and expense figures for the prior period are not available.

                               The ASML Building

                                            Three Months         Seven Months
                                                Ended                Ended
                                            September 30,        September 30,
                                                 2000                2000
                                            -------------        -------------
Revenues:
    Rental income                               $586,875          $1,189,297
                                            -------------        -------------
Expenses:
    Depreciation                                 193,620             391,056
    Management and leasing expenses               26,366              54,688
    Other operating expenses                      75,823             131,993
                                            -------------        -------------
                                                 295,809             577,737
                                            -------------        -------------
Net income                                      $291,066          $  611,560
                                            =============        =============

Occupied percentage                                  100%                100%
                                            =============        =============

Company's ownership percentage                       100%                100%
                                            =============        =============

Cash generated to the Company                   $401,031          $  835,306
                                            =============        =============

Net income generated to the Company             $291,066          $  611,560
                                            =============        =============

Since the ASML Building was purchased in March 2000, comparable income and expense figures for the prior period are not available.

                             The Motorola Building

                                                       Three Months          Seven Months
                                                           Ended                Ended
                                                       September 30,        September 30,
                                                           2000                  2000
                                                      ---------------       --------------
Revenues:
    Rental income                                        $485,835              $986,539
                                                      ---------------       --------------
Expenses:
    Depreciation                                          184,064               366,103
    Management and leasing expenses                        20,654                42,352
    Other operating expenses                               84,162               150,817
                                                      ---------------       --------------
                                                          288,880               559,272
                                                      ---------------       --------------
Net income                                                196,955               427,267
                                                      ===============       ==============
Occupied percentage                                           100%                  100%
                                                      ===============       ==============
Company's ownership percentage                                100%                  100%
                                                      ===============       ==============
Cash generated to the Company                            $366,882              $764,851
                                                      ===============       ==============
Net income generated to the Company                      $196,955              $427,267
                                                      ===============       ==============

Since the Motorola Building was purchased in March 2000, comparable income and expense figures for the prior period are not available.

                The Siemens Building/Fund XII-REIT Joint Venture

                                                   Three Months   Five Months
                                                       Ended          Ended
                                                   September 30,  September 30,
                                                       2000           2000
                                                   -------------  -------------
Revenues:
    Rental income                                     $376,103      $598,678
                                                      --------      --------
Expenses:
    Depreciation                                       106,736       176,070
    Management and leasing expenses                     14,736        18,020
    Operating costs, net of reimbursements               1,805         2,032
                                                      --------      --------
                                                       123,277       196,122
                                                      --------      --------
Net income                                            $252,826      $402,556
                                                      ========      ========

Occupied percentage                                        100%          100%
                                                      ========      ========

Company's ownership percentage                              50%           50%
                                                      ========      ========

Cash distributed to the Company                       $155,462      $248,781
                                                      ========      ========

Net income allocated to the Company                   $126,413      $201,278
                                                      ========      ========


Since the Siemens Building was purchased in May 2000, comparative income and expense figures for the prior period are not available.

                               The Avnet Building

                                           Three Months          Four Months
                                              Ended                 Ended
                                           September 30,         September 30,
                                               2000                 2000
                                          --------------         -------------
Revenues:
    Rental income                             $442,449             $533,037
                                              --------             --------
Expenses:
    Depreciation                               132,714              176,952
    Management and leasing expenses             21,008               21,008
    Other operating expenses                    59,576               72,007
                                              --------             --------
                                               213,298              269,967
                                              --------             --------
Net income                                    $229,151             $263,070
                                              ========             ========

Occupied percentage                                100%                 100%
                                              ========             ========

Company's ownership percentage                     100%                 100%
                                              ========             ========

Cash generated to the Company                 $298,703             $366,292
                                              ========             ========

Net income generated to the Company           $229,151             $263,070
                                              ========             ========

Since the Avnet Building was purchased in June 2000, comparable income and expense figures for the prior period are not available.

                               The Delphi Building


                                               Three Months        Four Months
                                                  Ended               Ended
                                               September 30,       September 30,
                                                   2000                2000
                                               -------------       -------------
Revenues:
    Rental income                                  $516,205         $532,947
                                                   --------         --------
Expenses:
    Depreciation                                    216,137          219,372
    Management and leasing expenses                  22,167           22,167
    Other operating expenses                          1,650            8,782
                                                   --------         --------
                                                    239,954          250,321
                                                   --------         --------
Net income                                         $276,251         $282,626
                                                   ========         ========

Occupied percentage                                     100%             100%
                                                   ========         ========
Company's ownership percentage                          100%             100%
                                                   ========         ========
Cash generated to the Company                      $458,077         $461,653
                                                   ========         ========
Net income generated to the Company                $276,251         $282,626
                                                   ========         ========

Since the Delphi Building was purchased in June 2000, comparable income and expense figures for the prior period are not available.

                        The Alstom Power-Richard Building

                                                             Three Months
                                                                 Ended
                                                             September 30,
                                                                 2000
                                                             -------------
Revenues:
    Rental income                                                $228,597
                                                                 --------
Expenses:
    Depreciation                                                  110,097
    Management and leasing expenses                                29,694
    Other operating expenses                                      (34,658)
                                                                 --------
                                                                  105,133
                                                                 --------
Net income                                                       $123,464
                                                                 ========
Occupied percentage                                                   100%
                                                                 ========
Company's ownership percentage                                        100%
                                                                 ========
Cash generated to the Company                                    $243,186
                                                                 ========
Net income generated to the Company                              $123,464
                                                                 ========

On July 24, 2000, Wells OP completed a build-to-suit four-story office building containing approximately 99,057 rentable square feet on a 7.49-acre tract of land in Richmond, Virginia (the "Alstom Power Building"). The project is anticipated to cost $11,400,000.

The building is 100% leased by Alstom Power, Inc. ("Alstom"), with a lease expiration of July 31, 2007. The current annual base rent payable under the Alstom lease is $1,183,728.

Since the Alstom Building was completed in July of 2000, comparable income and expense figures for the prior period are not available.

On December 30, 1999, ABB Power Generation, Inc. merged into ABB Alsom Power, Inc. and, as of June 22, 2000, ABB Alstom Power, Inc. changed its name to Alstom Power, Inc.

              The Quest Building/Fund VIII-IX-REIT Joint Venture

                                                        Three Months
                                                            Ended
                                                     September 30, 2000
                                                     ------------------
Revenues:
    Rental income                                           $259,148
                                                     ------------------
Expenses:
    Depreciation                                              46,368
    Other operating expenses                                  16,283
                                                     ------------------
                                                              62,651
                                                     ------------------
Net income                                                  $196,497
                                                     ==================

Occupied percentage                                              100%
                                                     ==================

Company's ownership percentage                                   7.0%
                                                     ==================

Cash generated to the Company                               $  8,842
                                                     ==================

Net income generated to the Company                         $ 11,529
                                                     ==================

On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. (the "Fund VIII-IX Joint Venture"). On July 1, 2000, the Fund VIII-IX Joint Venture contributed to the Fund VIII-IX-REIT Joint Venture its interest in a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California (the "Quest Building"), formerly the Bake Parkway Building.

On August 1, 2000, Quest Software, Inc. ("Quest") commenced a 42 month lease for 100% of the Quest Building. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

Construction of tenant improvements required under the Quest lease is anticipated to cost approximately $1,250,000 and will be funded by Wells OP. The cost of such tenant improvements will be deemed a capital contribution by Wells OP to the Fund VIII-IX-REIT Joint Venture as such costs are paid by Wells OP.

                          PART II. OTHER INFORMATION

ITEM 6 (b.) No current reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Wells real estate INVESTMENT TRUST, INC.
                                        (Registrant)
Dated:  November 10, 2000         By:   /s/ Leo F. Wells, III
                                        ---------------------
                                        Leo F. Wells, III
                                        President, Director, and Chief Financial
                                        Officer