Form 10-K
period 2000-12-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2001-03-28
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2000                 or
                          ---------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to ____________________ to _____________________
Commission file number            0-25739

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                       58-2328421
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Norcross, Georgia                    30092
--------------------------------------------         ---------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                     ---------------------------
Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class                Name of exchange on which registered
------------------------------------      --------------------------------------
              NONE                                         NONE
------------------------------------      --------------------------------------

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

Yes   X     No  ___
     ---

Aggregate market value of the voting stock held by nonaffiliates:  ____________

While there is no established market for the Registrant's shares of voting stock, the Registrant has offered and sold shares of its voting stock pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10 per share. The number of shares of common stock outstanding as of February 28, 2001 was 35,055,988.

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Investment Trust, Inc. Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2001.

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

On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999. The Company received gross proceeds of approximately $132,181,919 from the sale of approximately 13,218,192 shares from its initial public offering. The Company commenced its second public offering of shares of common stock of the Company on December 20, 1999, which was terminated on December 19, 2000. The Company received gross proceeds of approximately $175,229,193 from the sale of approximately 17,522,919 shares from the second public offering. The Company commenced its third public offering of the shares of common stock on December 20, 2000. As of December 31, 2000, the Company had received gross proceeds of approximately $7,686,958 from the sale of approximately 768,696 shares from its third public offering. Accordingly, as of December 31, 2000, the Wells REIT had received aggregate gross offering proceeds of approximately $315,098,070 from the sale of 31,509,807 shares of its common stock to 7,422 investors. After payment of $10,978,981 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $39,209,638 in selling commissions and organization and offering expenses, and capital contributions and acquisition expenditures by Wells OP of $262,118,082 in property acquisitions and common stock redemptions of $1,412,969 pursuant to the Company's share repurchase program, the Company was holding net offering proceeds of $1,378,400 available for investment in properties as of December 31, 2000.

Wells OP owns interests in properties through equity ownership in the following joint ventures: (i) The Fund IX-X-XI-REIT Joint Venture, a joint venture among Wells OP and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. (the "Fund IX-X-XI-REIT Joint Venture"),
(ii) Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between Wells OP and Fund X and Fund XI Associates, which is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"), (iii) Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between Wells OP and the Fund X-XI Joint Venture, (iv) the Fund XI-XII-REIT Joint Venture, a joint venture among Wells OP, Wells Real Estate Fund XI, L.P., and Wells Real Estate Fund XII, L.P. (the "Fund XI-XII-REIT Joint Venture"), (v) the Fund XII-REIT Joint Venture, a joint venture between Wells OP and Wells Real Estate Fund XII, L.P. (the "Fund XII-REIT Joint Venture"), and (vi) the Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VII-IX Joint Venture.

As of December 31, 2000, Wells OP owned interests in the following properties either directly or through its interest in joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building");
(ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"); (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken

Building"); (iv) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building"); (v) a one-story warehouse and office building in Ogden, Utah (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two-story warehouse office building in Fremont, California (the "Fremont Building"), which is owned by the Fremont Joint Venture; (vii) a one-story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Cort Joint Venture; (viii) a four-story office building in Tampa, Florida (the "PWC Building"); (ix) a four-story office building in Harrisburg, Pennsylvania (the "AT&T-Harrisburg Building"), which are owned directly by Wells OP; (x) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"); (xi) a three-story office building located in Leawood, Kansas (the "Sprint Building");
(xii) a one-story office building and warehouse in Tredyffrin Township, Pennsylvania (the "Johnson Matthey Building"); (xiii) a two-story office building in Ft. Meyers, Florida (the "Gartner Building), all four of which are owned by Fund XI-XII-REIT Joint Venture; (xiv) a two-story office building located in Lake Forest, California (the "Matsushita Building"); (xv) a four-story office building in Richmond, Virginia (the "Alstom Power-Richmond Building"); (xvi) a two-story office building and warehouse in Wood Dale, Illinois (the "Marconi Building"); and (xvii) a five-story office building in Plano, Texas (the "Cinemark Building"); (xviii) a three-story office building in Tulsa, Oklahoma (the "Metris Building"); (xix) a two-story office building in Scottsdale, Arizona (the "Dial Building"); (xx) a two-story office building in Tempe, Arizona (the "ASML Building"); (xxi) a two-story office building in Tempe, Arizona (the "Motorola-Arizona Building"); (xxii) a two-story office building in Tempe, Arizona (the "Avnet Building"); (xxiii) a three-story office building in Troy, Michigan (the "Delphi Building"); all ten of which are owned directly by Wells OP; (xxiv) a three-story office building in Troy, Michigan (the "Siemens Building"), which is owned by the Fund XII-REIT Joint Venture;
(xxv) a two-story office building in Orange County, California (the "Quest Building"), formerly the Bake Parkway Building, previously owned by Fund VIII-IX Joint Venture, which is now owned by Fund VIII-IX-REIT Joint Venture; (xxvi) a three-story office building in South Plainfield, New Jersey (the "Motorola-New Jersey Building"); (xxvii) a nine-story office building in Minnetonka, Minnesota (the "Metris Minnetonka Building"); (xxviii) a six-story office building in Houston, Texas (the "Stone and Webster Building") all three of which are owned directly by Wells OP; and (xxix) a one-story and a two-story office building (the "AT&T-Oklahoma Buildings"), which is owned by the Fund XII-REIT Joint Venture.

Employees

The Company has no direct employees. The employees of Wells Capital, Inc. (the "Advisor"), the Company's Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

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

ITEM 2.     PROPERTIES

The Company owns interest in 29 office buildings through its ownership in Wells OP which owns properties directly or through its interest in six joint ventures. The Company does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method. As of December 31, 2000, these properties were 100% occupied.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                                         Partnership          Percentage           Percentage
                    Number                                                Share of             of Total             of Total
  Year of             of                Square       Annualized           Annualized            Square             Annualized
   Lease            Leases              Feet         Gross Base           Gross Base             Feet              Gross Base
 Expiration        Expiring            Expiring        Rent (1)            Rent (1)            Expiring               Rent
-------------    ----------          -----------  -------------        --------------          --------          -------------
   2001               0                      0      $         0         $         0                0.0%                0.0%
   2002               5                 33,610          174,909               6,524                1.2                 0.4
   2003 (2)           2                 69,146        1,078,252             358,188                2.4                 2.7
   2004 (3)           3                126,011        2,154,042             891,529                4.4                 5.4
   2005 (4)           2                239,975        3,070,161           2,004,452                8.4                 7.6
   2006 (5)           2                197,159        3,390,906           3,390,906                7.0                 8.4
   2007 (6)           5                460,150        6,149,746           4,487,277               16.2                15.3
   2008 (7)           7                737,250        9,337,356           8,065,780               26.0                23.3
   2009 (8)           2                174,105        2,098,188           1,427,305                6.1                 5.2
   2010 (9)           5                804,428       12,754,545          11,940,654               28.3                31.7
                 ----------          -----------  --------------       ---------------         ---------         -------------
                     33              2,841,834      $40,208,105         $32,572,615              100.0%              100.0%
                 ==========          ===========  ==============       ===============         =========         =============

        (1) Average monthly gross rent over the life of the lease, annualized.
        (2) Expiration of Cort Building lease--52,000 square feet.
        (3) Expiration of Fairchild Building lease--58,424 square feet and expiration of Quest Building lease--65,006 square feet.
        (4) Expiration of Ohmeda Building lease--106,750 square feet and expiration of Motorola-Arizona Building lease--133,225 square feet.
        (5) Expiration of Coca-Cola lease at the Cinemark Building--52,253 square feet and expiration of Matsushita Building lease--144,906 square feet.
        (6) Expiration of Johnson Matthey Building lease--130,000 square feet; expiration of Alstom-Knoxville Building )formerly the ABB Building) lease--55,000 square feet; expiration of Sprint Building lease--68,900 square feet; expiration of Alstom-Richmond Building lease--99,057 square feet; and expiration of Delphi Building lease--107,193 square feet.
        (7) Expiration of PWC Building lease--130,090 square feet; expiration of Gartner Building lease--62,400 square feet; expiration of EYBL CarTex Building lease--169,510 square feet; expiration of Avaya Building (formerly the Lucent Building) lease--57,186 square feet; expiration of AT&T Building lease--81,859 square feet; expiration of Dial Building lease--129,689 square feet; and expiration of SYSCO lease-Stone & Webster Building--106,516 square feet.
        (8) Expiration of Iomega Building lease--108,250 square feet and expiration of Cinemark Building lease--65,855 square feet.
        (9) Expiration of Metris Building lease--101,100 square feet; expiration of Avnet Building lease--132,070 square feet; expiration of SYSCO lease--Stone and Webster

            Building--206,048 square feet; expiration of Motorola-New Jersey Building lease--236,710 square feet; and expiration of AT&T-Oklahoma Building lease--128,500 square feet.


The following describes the properties in which the Company owns an interest as of December 31, 2000:

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

        The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties: (i) the ABB-Knoxville Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Avaya Building, formerly the Lucent Technologies Building, located in Oklahoma City, Oklahoma County, Oklahoma. On July 1, 1998, Wells Fund X contributed the Iomega Building located in Ogden, Weber County, Utah to the Fund IX-X-XI-REIT Joint Venture.

        As of December 31, 2000, Wells OP had contributed approximately $1,421,466 for an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 2000, Wells Fund IX had an approximate 39.1% equity interest, Wells Fund X had an approximate 48.3% equity interest, and Wells Fund XI had an approximate 8.9% equity interest in the Fund IX-X-XI-REIT Joint Venture.

        The Alstom Power-Knoxville Building

        On March 20, 1997, the Fund IX-X Joint Venture began construction on a three-story office building containing approximately 84,404 rentable square feet (the "Alstom Power-Knoxville Building") on a 5.62-acre tract of real property in Knoxville, Knox County, Tennessee. The land purchase and construction costs totaling approximately $8,137,994 were funded by capital contributions of $4,177,711 by Wells Fund IX and $3,835,000 by Wells Fund X.

        Alstom Power Inc. successor in interest to ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing in December 1997. Alstom Power has the option under its lease to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, Alstom Power is required to pay additional rent equal to its share of operating expenses during the lease term.

        Commencing December 1, 1999, ABB Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space vacated by the Associates in September 1999. This addition increased their rentable floor area from 57,831 square feet to 81,823 square feet. On

        May 19, 2000 Alstom Power, Inc. executed the third amendment to the lease agreement for the remaining 2,581 square feet of rentable floor area on the second floor of the building. Accordingly, Alstom Power now occupies 100% of the building, and will pay base rent at the same terms and conditions of their original lease.

        The average effective annual rental per square foot at the Alstom Power Building was $14.05 for 2000, $11.82 for 1999, $9.97 for 1998 and $8.16
        for 1997, the first year of occupancy. The occupancy rate at year-end was 100% for 2000, 98% for 1999 and 95% for 1998.

        Ohmeda Building

        On February 13, 1998, the Fund IX-X Joint Venture acquired a two-story office building that was completed in 1988 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Fund IX-X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees and other closing costs. As of December 31, 2000, Wells Fund IX had contributed $3,460,192 and Wells Fund X had contributed $6,900,878 to this project.

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

        The average effective annual rental per square foot at the Ohmeda Building was $9.62 for 2000, 1999 and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2000, 1999 and 1998.

        360 Interlocken Building

        On March 20, 1998, the Fund IX-X Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000. excluding acquisition costs. The project was funded by capital contributions of $6,642,466 by Wells Fund IX and $1,674,271 by Wells Fund X.

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

        The average effective annual rental per square foot at the 360 Interlocken Building was $16.23 for 2000 and $15.97 for 1999 and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2000, 1999 and 1998.

        Avaya Building (formerly the Lucent Technologies Building)

        On May 30, 1997, the Fund IX-X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the Company and the Advisor, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Avaya Building"). On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for a purchase price of $5,504,276. The purchase price was funded by capital contributions of $1,421,466 by the Company, $657,804 by Wells Fund IX, $950,392 by Wells Fund X and $2,482,810 by Wells Fund XI.

        Avaya has occupied the entire Avaya Building. The initial term of the lease is ten years commencing January 5, 1998. Avaya has the option to extend the initial term of the lease for two additional five-year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installments of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extendable term will be at market rental rates. In addition to the base rent, Avaya will be required to pay additional rent equal to its share of operating expenses during the lease term.

        The average effective annual rental per square foot at the Avaya Building was $10.19 for 2000, 1999 and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2000, 1999 and 1998.

        Iomega Building

        On July 1, 1998, Wells Fund X contributed a single story warehouse and office building with 108,250 rentable square feet (the "Iomega Building") and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by the Partnership for the Iomega Building on April 1, 1998.

        The building is 100% occupied by one tenant with a ten-year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months; provided however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

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

        The average effective annual rental per square foot at the Iomega Building was $5.18 for 2000 and 1999 and $4.60 for 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2000, 1999 and 1998.

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

        As of December 31, 2000, Wells OP had contributed $6,983,111 and held an approximate 78% equity percentage interest in the Fremont Joint Venture, and the Fund X-XI Joint Venture held an approximate 22% equity percentage interest in the Fremont Joint Venture.

        The average effective annual rental per square foot at the Fairchild Building was $15.46 for 2000, 1999 and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2000, 1999 and 1998.

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

        As of December 31, 2000, Wells OP had made total capital contributions of $2,871,430 and held an approximate 44% equity percentage interest in the Cort Joint Venture, and the Fund X-XI Joint Venture held an approximate 56% equity percentage interest in the Cort Joint Venture.

        The average effective annual rental per square foot at the Cort Building was $15.30 for 2000, 1999 and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2000, 1999 and 1998.

        The PWC Building

        On December 31, 1998, Wells OP acquired a four-story office building containing approximately 130,090 rentable square feet (the "PWC Building") which was recently developed and constructed on an approximate 9 acre tract of real property located in Tampa, Hillsborough County, Florida. The total purchase price for the PWC Building pursuant to the Purchase Agreement was $21,127,854. At the closing, Wells OP paid a purchase price of $20,707,854 to the Seller plus $98,609 for closing costs.

        On December 31, 1998, the Seller assigned all of its rights pursuant to the Lease Agreement dated as of March 30, 1998 between the Seller, as landlord, and Price Waterhouse LLP, which has subsequently merged with Coopers & Lybrand to form PricewaterhouseCoopers ("PWC"), as tenant (such agreement, as assigned, is referred to herein as the "PWC Lease"). The PWC lease currently expires in December 2008, subject to PWC's right to extend the lease for two additional five-year periods of time.

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

        The average effective annual rental per square foot at the PWC Building was $16.98 for 2000, 1999 and 1998. The occupancy rate at year-end was 100% for 2000, 1999 and 1998.

        AT&T-Harrisburg Building

        On February 4, 1999, Wells OP acquired a four-story office building containing approximately 81,859 rentable square feet (the
        "AT&T-Harrisburg Building"), on approximately 10.5 acre tract of real property located in Harrisburg, Pennsylvania for a purchase price of $12,291,200 excluding closing costs.

        Wells OP expended cash proceeds in the amount of $6,332,100 and obtained a loan in the amount of $6,450,000 from Bank of America, the net proceeds of which were used to fund the remainder of the purchase price of the AT&T-Harrisburg Building. The Bank of America Loan matures on January 4, 2002. The interest rate on the Bank of America Loan is a fixed rate equal to the rate appearing on Telerate Page 3750 as the London InterBank Offered Rate plus 200 basis points over a six-month period. A principal installment in the amount of $6,150,000 was paid by Wells OP on July 22, 1999. Thereafter, Wells OP is required to make quarterly installments of principal in an amount to one-ninth of the outstanding principal balance which began October 1, 1999. The balance of this loan is $112,937 at December 31, 2000.

        The AT&T Building is leased to Pennsylvania Cellular Telephone Corp., a North Carolina corporation. At the closing of the AT&T-Harrisburg Building, the seller assigned all of its right to the AT&T Lease to Wells OP. The initial term of the AT&T Lease is ten years which commenced on November 17, 1998.

        Pennsylvania Telephone has the option to extend the initial term of the AT&T Lease for three additional five-year periods and one additional four-year and eleven-month period. The first annual base rent payable under the lease is $880,264. The second year annual base rent payable is $1,390,833. The base rent escalates at the rate of 2% per year throughout the remainder of the ten-year lease term.

        Under the AT&T Lease, Pennsylvania Telephone is required to pay as additional rent all real estate taxes, special assessments, water rates and charges, sewer rates and charges, public utilities, insurance premiums, street lighting, excise levies, licenses, permits, governmental inspection fees and other governmental charges and all other charges incurred in the use, occupancy, operation, leasing, or possession of the AT&T-Harrisburg Building. In addition, Pennsylvania Telephone is responsible for all routine maintenance and repairs relating to the AT&T-Harrisburg Building. Wells OP, as landlord, is responsible for (i) maintenance, repairs and replacements to the structural components of the AT&T-Harrisburg Building, including without limitations, the roof, floor slabs, foundation walls, and footing, structural steel, exterior walls, driveways, roadways, sidewalks, curbs, parking areas, and loading areas, and (ii) making necessary capital replacements of heating, ventilation and air conditioning systems, electrical, plumbing, fire protection, and other mechanical systems in the building.

        The average effective annual rental per square foot at the AT&T-Harrisburg Building was $18.21 for 2000 and 1999. The occupancy rate at year end was 100% for 2000 and 1999, the first year of ownership.

        The Marconi Building

        On September 10, 1999, Wells OP acquired an office, assembly, and manufacturing building containing approximately 250,354 rentable square feet (the "Marconi Building") on a 15.3-acre tract of land located in Wood Dale, DuPage County, Illinois. Wells OP acquired the Marconi Building from Sun-Pla, a California limited partnership. The cash purchase price for the Marconi Building was $32,630,940. In addition, Wells OP paid brokerage commissions of $500,000 at closing. Wells OP incurred acquisition expenses in connection with the purchase of the Marconi Building, including attorneys' fees, appraisers' fees, environmental consultants' fees, and other closing costs, of approximately $27,925.

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

        The average effective annual rental per square foot at the Marconi Building was $13.18 for 2000 and 1999. The occupancy rate at year end was 100% for 2000 and 1999, the first year of ownership.

        The Cinemark Building

        On December 21, 1999, Wells OP purchased a five-story office building with approximately 118,108 rentable square feet (the "Cinemark Building") located on a 3.52 acre tract of land in Plano, Collin County, Texas from CNMRK HQ Investors, L.P., a Texas limited partnership.

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

        The initial term of the Cinemark lease is ten years which commenced on December 21, 1999 and expires on December 20, 2009. Cinemark has the right to renew the lease for two additional periods of time upon 180 days notice. The first renewal term shall be for five years and the second renewal term shall be for ten years. The annual base rent payable for the Cinemark lease is $1,366,491 for the first seven years and $1,481,738 thereafter.

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

        The initial term of the Coca-Cola lease is seven years which commenced on December 1, 1999 and expires on November 30, 2006. Coca-Cola has the right to renew the lease for one additional five-year period of time. Coca-Cola must give written notice of its intention to exercise the renewal option at least 240 days before the expiration of the lease term.

        The base rent payable for the Coca-Cola lease term is $1,250,016 for the first year with an increase of $52,084 each year thereafter.

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

        Fund XI-XII-REIT Joint Venture

        On June 21, 1999, Fund XI-REIT Joint Venture, a joint venture between Wells OP and Wells Real Estate Fund XI, L.P. ("Wells Fund XI") a Delaware limited partnership, was amended and restated to admit the Wells Real Estate Fund XII, L.P. ("Wells Fund XII"), a Georgia public limited partnership. Wells Fund XI and Wells Fund XII are all affiliates of the Company and its advisors. The Joint Venture which changed its name to Wells Fund XI-XII-REIT Joint Venture had previously acquired and owned the EYBL CarTex Building located in Greenville, South Carolina. As of December 31, 2000, the Company had contributed $17,585,310 for an approximate 56.8% equity interest in the Fund XI-XII-REIT Joint Venture, Wells Fund XII has made capital contributions of $5,300,000 for an approximate 17.1% equity interest, and Wells Fund XI contributed $8,131,351 for an approximate 26.1% interest in the Fund XI-XII-REIT Joint Venture.

        EYBL CarTex Building

        On May 18, 1999, Wells Real Estate, LLC-SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-XII-REIT Joint Venture, acquired a manufacturing and office building located in Fountain Inn, unincorporated Greenville County, South Carolina (the "EYBL CarTex Building"). Wells LLC purchased the EYBL CarTex Building from Liberty Property Limited Partnership, a Pennsylvania limited partnership.

        The rights under the Contract were assigned by the Advisor, the original purchaser under the Contract, to Wells LLC at closing. The purchase price for the EYBL CarTex Building was $5,085,000. Wells LLC also incurred additional acquisitions expenses in connection with the purchase of the EYBL CarTex Building, including attorney's fees, recording fees and other closing costs, of approximately $37,000.

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

        The entire 169,510 rentable square feet of the EYBL CarTex Building is currently under an Agreement of Lease (the "Lease") with EYBL CarTex, Inc., a South Carolina corporation ("EYBL CarTex"). The Lease was assigned to Wells LLC at the closing. The initial term of the Lease is ten years which commenced on March 1, 1998 and expires in February 2008. EYBL CarTex has the right to extend the Lease for two additional five-year periods of time. Each extension option must be excercised by giving notice to the landlord at least 12 months prior to the expiration date of the then current lease term.

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

        Pursuant to a lease commission agreement dated February 12, 1998 between the seller and the McNamara Company, Inc., Wells LLC is required to pay on or before March 1 of each year an amount equal to $13,787 as a brokerage fee to the McNamara Company, Inc. through March 1, 2007.

        The average effective annual rental per square foot at the EYBL CarTex Building was $3.31 for 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 1999.

        The Sprint Building

        On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet (the "Sprint Building") on a 7.12-acre tract of land located in Leawood, Johnson County, Kansas, from Bridge Information Systems America, Inc.

        The purchase price for the Sprint Building was $9,500,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Sprint Building, including attorney's fees, recording fees, and other closing costs, of approximately $46,210.

        The entire 68,900 rentable square feet of the Sprint Building is currently under a net lease agreement with Sprint Communications, Inc. ("Sprint") dated February 14, 1997. The landlord's interest in the lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing. The initial term of the lease is ten years which commenced on May 19, 1997 and expires on May 18, 2007. Sprint has the right to extend the lease for two additional five-year periods of times. The monthly base rent payable under the lease is $83,254.17 through May 18, 2002 and $91,866.67 for the remainder of the lease term. The monthly base rent payable for each extended term of the lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size, and conditions in comparable office buildings in the suburban south Kansas City, Missouri, and south Johnson County, Kansas, areas.

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

        The average effective annual rental per square foot at the Sprint Building was $15.44 for 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 1999.

        Johnson Matthey Building

        On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building (the "Johnson Matthey Building") located in Chester County, Pennsylvania, from Alliance Commercial Properties Ltd.

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

        The entire 130,000 rentable square feet of the Johnson Matthey Building is currently leased to Johnson Matthey. The Johnson Matthey lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing with the result that the joint venture is now the landlord under the lease. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year three--$789,750, year four--$809,250, year five--$828,750, year six--$854,750, year seven--$874,250, year eight--$897,000, year nine--$916,500, and year ten--$939,250.

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

        The average effective annual rental per square foot at the Johnson Matthey Building was $6.67 for 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 1999.

        The Gartner Building

        On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office building with approximately 62,400 rentable square feet (the "Gartner Building") on a 4.9-acre tract of land located at 12600 Gateway Boulevard in Fort Myers, Lee County, Florida, from Hogan Triad Ft. Myers I, Ltd., a Florida limited partnership.

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

        The average effective annual rental per square foot at the Gartner Building was $13.68 for 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 1999.

        The Matsushita Building

        The Matsushita Building is a two-story office building containing 144,906 rentable square feet. Wells OP purchased an 8.8-acre tract of land on March 15, 1999, for a purchase price of $4,450,230. Wells OP completed construction of the Matsushita Building on January 4, 2000 at an aggregate cost of approximately $18,400,000, including the cost of the land.

        The site is located in the Pacific Commercentre, which is a 33-acre master-planned business park positioned near the Irvine Spectrum in the heart of Southern California's Technology Coast. Pacific Commercentre is a nine building complex featuring office, technology, and light manufacturing uses, and is located in the city of Lake Forest in southern Orange County.

        The Matsushita Building is leased to Matsushita Avionics Systems Corporation ("Matsushita Avionics"). Matsushita Avionics is a wholly owned subsidiary of Matsushita Electric Corporation of America ("Matsushita Electric"). Matsushita Avionics manufactures and sells audio-visual products to the airline industry for passenger use in airplanes. Matsushita Electric is a wholly owned subsidiary of Matsushita Electric Industrial Co., Ltd. ("Matsushita Industrial"), a Japanese company which is the world's largest consumer electronics manufacturer. Matsushita electric has guaranteed the obligations of Matsushita Avionics under the Matsushita lease.

        The initial term of the Matsushita lease is seven years which commenced on January 4, 2000 and expires in January 2007. Matsushita Avionics has the option to extend the initial term of the Matsushita lease for two successive five-year periods. Each extension option must be exercised not more than 19 months and not less than 15 months prior to the expiration of the then-current lease term. The base rent payable under the Matsushita lease is as follows:


                                                               Monthly
                     ------------------------  ------------   ----------
                           Lease Years          Annual Rent      Rent
                     ------------------------  ------------   ----------

                     Years 1-2                  $1,830,000    $152,500
                     Years 3-4                   1,947,120     162,260
                     Years 5-6                   2,064,240     172,020
                     Year 7                      2,181,360     181,780

        The monthly base rent payable during the option term shall be 95% of the stated rental rate at which, as of the commencement of the option term, tenants are leasing non-expansion, non-affiliated, non-sublease, non-encumbered, non-equity space comparable in size, location, and quality to the Matsushita project for a term of five years in the Lake Forest and Irvine area of Southern California. The monthly base rent during the option term shall be adjusted upward during the option term at the beginning of the 24th and 48th month of each option term by an amount equal to 6% of the monthly base rent payable immediately preceding such period. Within 30 days of tenant providing written notice of its intent to exercise a renewal option, Wells OP shall deliver to Matsushita Avionics notice containing the proposed rent for the option term. If, after reasonable good faith efforts, landlord and tenant are unable to agree upon the option rent before the 13th month prior to the expiration of the appropriate lease term, option rent shall be determined by arbitration.

        The Metris Building

        On February 11, 2000, Wells OP purchased a three-story office building with approximately 101,100 rentable square feel (the "Metris Building") on a 14.6-acre tract of land located in Tulsa, Tulsa County, Oklahoma from Meridian Tulsa, L.L.C., an Oklahoma limited company ("Meridian").

        The purchase price paid for the Metris Building was $12,700,000 excluding closing costs. The $12,740,000 required to close the Metris Building consisted of $4,740,000 in cash funded from a capital contribution by the Company and $8,000,000 in loan proceeds from an existing revolving credit facility ("Metris Loan"). The Metris Loan was originally established by Meridian with Richter-Schroeder Company, Inc. on April 8, 1999. Wells OP assumed and extended the original three-year term loan entered into by Meridian. The Metris Loan requires monthly payments of interest only and matures on February 3, 2003. The interest rate on the Metris Loan is an annual variable rate equal to the London InterBank offered rate for a 30-day period plus 175 basis points. The current interest rate under the Metris Loan is 8.53% per annum. The Metris Loan is secured by a first mortgage against the Metris Building, which was granted in connection with Meridian's original purchase of the Metris Building, and assumed by Wells OP on the date of closing.

        Metris occupies all 101,100 square feet of the Metris Building pursuant to a lease agreement dated March 3, 1999, as amended on January 21, 2000. The initial term of the Metris lease is ten years, which commenced on February 1, 2000 and expires on January 31, 2010. Metris has the right to renew the lease for two additional five-year periods upon one year's advance notice.

        Metris is a principal subsidiary of Metris Companies, Inc. a publicly traded company on the New York Stock Exchange and guarantor of the Metris lease. Metris Companies is an information-based direct marketer of consumer credit products and fee-based services primarily to moderate income consumers. Metris Companies consumer credit products are primarily unsecured credit cards issued by its subsidiary, Direct Merchants Credit Card Bank.

        The annual base rent payable for the Metris lease is $1,187,925 for the first five years and $1,306,718 thereafter. The monthly base rent payable for the renewal terms of the Metris lease shall be equal to the current market rate based on the then existing rates for comparable space of equivalent quality in suburban Tulsa, Oklahoma taking into account location, quality, age of the office value rental rate determination as of twelve months prior to commencement of the renewal term. If the parties are unable to agree upon the market rate within eleven months prior to commencement of the renewal term, the market rate shall then be determined by arbitration.

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

        For further information regarding the acquisition of the Metris Building, refer to Supplement No. 2 dated March 15, 2000 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 1999, which was filed with the Commission in Post-Effective Amendment No. 1 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. on March 15, 2000 (Commission File No. 333-83933).

        The Dial Building

        On March 29, 2000, Wells OP purchased a two-story office building with approximately 129,689 rentable square feet on an 8.8-acre tract of land located at 15501 N. Dial Boulevard, Scottsdale, Maricopa County, Arizona (the "Dial Building") from Ryan Companies US, Inc. The purchase price for the Dial Building was $14,250,000, excluding closing costs.

        The entire 129,689 rentable square feet of the Dial Building is currently under a net lease agreement with Dial Corporation ("Dial"). The landlord's interest in the lease was assigned to Wells OP at the closing. The lease commenced on August 14, 1997, and the initial term expires on August 31, 2008. Dial has the right to extend the lease for two additional five-year periods of time at 95% of the then-current "fair market rental rate." The annual rent payable for the initial term of the lease is $1,387,672.

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

        The ASML Building

        On March 29, 2000, Wells OP purchased a two-story office building with approximately 95,133 rentable square on a 9.51-acre tract of land located at 8555 South River Parkway, Tempe, Maricopa County, Arizona (the "ASML Building") from Ryan Companies US, Inc. The purchase price of the ASML Building was $17,355,000, excluding closing costs.

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

        ASML is a wholly owned subsidiary of ASM Lithography Holdings NV ("ASML Holdings"), a Dutch multi-national corporation that supplies lithography systems used for printing integrated circuit designs onto very thin disks of silicon, commonly referred to as wafers.

        For further information regarding the acquisition of the ASML Building, refer to the Form 8-K of Wells Real Estate Investment Trust, Inc. dated March 29, 2000, which was filed with the Commission on April 12, 2000 (Commission File No. 0-25739).

        The Motorola-Arizona Building

        On March 29, 2000, Wells OP purchased a two-story office building with approximately 133,225 rentable square feet on a 12.44-acre tract of land located at 8075 South River Parkway, Tempe, Maricopa County, Arizona (the "Motorola-Arizona Building") from Ryan Companies US, Inc. The purchase price for the Motorola-Arizona Building was $16,000,000, excluding closing costs.

        The land upon which the Motorola-Arizona Building is situated is subject to a long-term ground lease (the "Motorola Ground Lease") with the Research Park and, at closing, Wells OP was assigned and assumed all the tenant's rights, duties and obligations under the Motorola Ground Lease. The Motorola Ground Lease commenced November 19, 1997 and expires on December 31, 2082. The annual ground lease payment for the first 15 years of the Motorola Ground Lease term is $243,825.

        The entire 133,225 rentable square feet of the Motorola-Arizona Building is currently under a net lease agreement (the "Motorola Lease") with Motorola, Inc. ("Motorola"). The landlord's interest in the Motorola Lease was assigned to Wells OP at the closing. The initial term of the Motorola Lease is seven years, which commenced on August 17, 1998, and expires on August 31, 2005. Motorola has the right to extend the Motorola Lease for four additional five-year periods of time at the prevailing "market rental rate." The current annual rent payable under the Motorola Lease is $1,843,834, out of which Wells OP will be required to make the annual ground lease payment described above.

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

        Fund XII-REIT Joint Venture

        On April 10, 2000, Wells OP and Wells Fund XII entered into a Joint Venture Partnership Agreement for the purpose of acquiring, owning, leasing, operating, and managing real properties. The Joint Venture is known as the Fund XII-REIT Joint Venture Partnership ("Fund XII-REIT Joint Venture").

        As of December 31, 2000, Wells Fund XII had contributed approximately $15,687,245 for an approximate 53.2% equity interest in the Fund XII-REIT Joint Venture. Wells OP had made capital contributions of $13,832,779 for an approximate 46.8% equity interest in the Fund XII-REIT Joint Venture.

        Siemens

        On May 20, 2000, the Fund XII-REIT Joint Venture acquired a three-story office building containing approximately 77,054 rentable square feet (the "Siemens Building") on a 5.3-acre tract of land located in Troy, Oakland County, Michigan. The purchase price for the Siemens Building was $14,265,000 excluding acquisition costs. The purchase price was funded by capital contributions of $7,096,245 by Wells Fund XII and $7,096,245 by Wells OP.

        The entire Siemens Building is currently under a net lease agreement with Siemens and expires on August 31, 2010. Siemens has the right to extend the lease for two additional five-year periods of time at 95% of the then current fair market rental rates.

        The monthly lease rent payable under the Siemens lease for the remainder of the lease term is $109,160 for year 1; $111,857 for year 2; $114,554 for year 3; $117,251 for year 4; $119,947 for year 5; $122,644 for year
        6; $125,341 for year 7; $128,038 for year 8; $130,735 for year 9; and
        $133,432 for year 10 and the first six months of year 11.

        Under the lease, Siemens is required to pay as additional monthly rent its gas, water, and electricity costs and all operating expenses including, but not limited to, garbage and waste disposal, telephone, sprinkler service, janitorial service, security, insurance premiums, all taxes, assessments and other governmental levies and such other operating expenses with respect to the Siemens Building. In addition, Siemens is responsible for all routine maintenance and repairs to its portion of the Siemens Building. Siemens is responsible for maintaining the common and service areas and the central heating, ventilation and air conditioning systems of the building.

        The Fund XII-REIT Joint Venture, as landlord, is responsible for the repair and replacement of the roof, foundation, load bearing items, exterior surface walls, plumbing, pipes, conduits and electrical mechanical and plumbing systems of the Siemens Building. Siemens must obtain written consent from the Fund XII-REIT Joint Venture before making alterations to the premises in excess of $100,000 in the aggregate within any 12 month period.

        Under the terms of the Siemens lease, the Fund XII-REIT Joint Venture is required to reimburse Siemens for tenant improvement costs in the amount of $1,954,516. The Fund XII-REIT Joint Venture received a credit at closing in an amount equal to this tenant improvement allowance.

        Siemens has a one-time right to cancel the Siemens lease effective after the 90th month of the term if Siemens (a) provides written notice of such cancellation on or before the last day of the 78th month, and (b) pays a cancellation fee to the Fund XII-REIT Joint Venture currently calculated to be approximately $1,234,160.

        The average effective annual rental per square foot at the Siemens Building was $12.65 for 2000, the first year of occupancy. The occupancy rate at year end was 100% for 2000.

        For further information regarding the acquisition of the Siemens Building, refer to Supplement No. 4 dated July 21, 2000 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 1999, which was filed with the Commission in Post-Effective Amendment No. 3 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. on September 8, 2000 (Commission File No. 333-83933).

        The Avnet Building

        On June 12, 2000, Wells OP purchased a two-story office building with approximately 130,070 rentable square feet on a 9.63-acre tract of land located at 8700 Price Road, Tempe, Maricopa County, Arizona (the "Avnet Building") from Ryan Companies US, Inc. The purchase price for the Avnet Building was $13,250,000, excluding closing costs

        The land upon which the Avnet Building is situated is subject to a long-term ground lease (the "Avnet Ground Lease") with the Research Park and, at closing, Wells OP was assigned and assumed all the tenant's rights, duties and obligations under the Avnet Ground Lease which commenced November 19, 1997 and expires on December 31, 2082. The annual ground lease payment for the first 15 years of the Avnet Ground Lease term is $230,777.

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

        For additional information regarding the Avnet Building, refer to Supplement No. 4 dated July 21, 2000 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 1999, which was filed with the Commission in Post-Effective Amendment No. 3 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. on September 8, 2000 (Commission File No. 333-83933).

        The Delphi Building

        On June 29, 2000, Wells OP acquired a 107,193 square-foot, three-story, single-tenant office property (the "Delphi Building") fully leased long-term to a subsidiary of Delphi Automotive Systems Corporation (the "Delphi Lease). The Delphi Building is located on a 5.52-acre tract of land in Troy, Michigan.

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

        The landlord's interest in the Delphi Lease was assigned to Wells OP at the closing. The initial term of the Delphi Lease is ten years, which expires on December 31, 2010. The current annual rent payment under the Delphi Lease is $1,715,088.

        For additional information regarding the Delphi Building, refer to Supplement No. 4, dated July 21, 2000 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 1999, which was filed with the Commission in Post-Effective Amendment No. 3 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. on September 8, 2000 (Commission File No. 333-83933).

        Fund VIII-IX-REIT Joint Venture

        On January 10, 1997, the Fund VIII-Fund IX Joint Venture acquired a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange

        County, California (the "Quest Building"), formerly the Bake Parkway Building. The total consideration paid for the building was $7,193,000 excluding acquisition expenses.

        The funds used by the Fund VIII-Fund IX Joint Venture to acquire the Quest Building were derived entirely from capital contributions made to the Fund VIII-Fund IX Joint Venture by Wells Fund IX and Wells Fund
        VIII. Wells Fund IX and Wells Fund VIII made capital contributions of approximately $3,608,109 and $3,620,316, respectively, to fund the purchase of the building, for total capital contributions to the Fund VIII-Fund IX Joint Venture with respect to the Quest Building of approximately $7,228,425.

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

        Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded by Wells OP. As of December 31, 2000, Wells OP held a 15.7% equity interest in the Fund VIII-IX-REIT Joint Venture.

        On February 18, 1999, Wells Op entered into a Rental Income Guaranty Agreement with Fund VIII and Fund IX Associates, whereby Wells OP guaranteed the VIII-IX Joint Venture that it would receive rental income on the Bake Parkway Building previously leased to Matsushita Avionics at least equal to the rental and building expenses that the VIII-IX Joint Venture would have received over the remaining term of its original lease with Matsushita Avionics. Under the Rental Income Guaranty Agreement, Wells OP also guaranteed that, if a joint venture such as the VIII-IX-REIT Joint Venture was ever formed by the parties for the ownership and operation of the Bake Parkway Building, Wells OP would guarantee to the VIII-IX Joint Venture that it would receive monthly cash flow distributions from such joint venture at least equal to the rent and building expenses guaranteed under the Rental Income Guaranty Agreement. Wells OP had paid approximately $595,000 in rental income guaranty payments to the VIII-IX Joint Venture through December 31, 2000, but has since ceased making such payments since the Bake Parkway Building is now fully leased to Quest. Our maximum liability exposure to the VIII-IX Joint Venture for rental income and building expenses potentially payable under this Rental Income Guaranty Agreement of approximately $3,000,000 was taken into account in the economic analysis performed in making the determination to go forward with the development of the Matsushita Building. Although the lease of the Bake Parkway Building by Quest has, at least temporarily, relieved Wells OP of its obligations under the Rental Income Guaranty Agreement, we cannot, at this time, determine the amount Wells OP continues to guaranty payment under the Rental Income Guaranty Agreement and, consequently, continues to bear some risk, even though their risk has been substantially minimized by the lease with Quest. Any payment made to the VIII-IX Joint Venture under the Rental Income Guaranty Agreement will be made from investor proceeds of the Company.

        The average effective rental per square foot at the Quest Building is $13.72 for 2000, $10.11 for 1999, and $10.32 for 1998. The occupancy rate at year end was 100% in 2000, 1999, 1998 and 1997.

        The Alstom Power-Richmond Building

        The Alstom Power-Richmond Building (formerly known as the ABB-Richmond Building) is a four-story brick office building containing 99,057 gross square feet located in Midlothian, Virginia. Wells REIT, LLC-VA I ("Wells LLC-VA"), a limited liability company wholly owned by Wells OP, purchased a 7.49-acre tract of land on July 22, 1999 for a purchase price of $936,250. Wells LLC-VA completed construction of the Alstom Power-Richmond Building in July 2000 at an aggregate cost of approximately $11,300,000, including the cost of the land.

        The Alstom Power-Richmond Building is leased to Alstom Power, Inc. ("Alstom Power"). Alstom Power is the result of the December 30, 1999 merger between ABB Power Generation, Inc. ("ABB Power") and ABB Alstom Power, Inc. As of June 22, 2000, ABB Alstom Power, Inc. changed its name to Alstom Power, Inc. ABB Power was a subsidiary of Asea Brown Boveri, Inc. a large multi-national engineering and construction company headquartered in Switzerland.

        The initial term of the Alstom Power-Richmond lease is seven years which commenced on July 24, 2000 and expires on July 23, 2007. Alstom Power has the right to extend the lease for two additional five-year periods of time. Each extension option must be exercised by giving notice to the landlord at least 12 months prior to the expiration of the then-current lease term. The annual base rent payable under the Alstom Power lease is $1,183,731 for the first year with an escalation of 2.5% each year thereafter.

        The monthly base rent payable for each extended term of the Alstom Power lease will be equal to the "Market Rate" for new leases of office space in that portion of the Richmond, Virginia market that is located south of the James River and west of I-95 for space similar to the premises. In the event the parties are unable to agree upon the Market Rate, then each party shall appoint a real estate appraiser. If the appraisers are unable to agree upon the Market Rate, they shall appoint a third appraiser and each shall make a determination of the Market Rate. The appraisal that is farthest from the middle appraisal shall be disregarded and the remaining two appraisals shall be averaged to establish the Market Rate.

        Alstom Power has a one-time option to terminate the Alstom Power-Richmond lease as to a portion of the premises containing between 12,500 and 13,000 rentable square feet as of the third anniversary of the rental commencement date. If Alstom Power elects to exercise this termination option, Alstom Power is required to pay a termination fee equal to eight times the sum of the next due installments of rent plus the unamortized portions of the base improvement allowance, additional allowance and broker commission, each being amortized in equal monthly installments of principal and interest over the initial term of the lease at a rate of ten percent (10%) per annum. Alstom Power must give notice of its intent to exercise such option to terminate at least seven months in advance of the third anniversary; provided, however, that Alstom Power may pay a penalty, as stipulated in the lease, to provide less than seven months notice.

        In the event that Alstom Power exercises its termination option as of the third anniversary of the rental commencement date, Alstom Power has a one-time option to terminate the Alstom Power Richmond lease as to a portion of the premises containing between 12,500 and 13,000 rentable square feet as of the fifth anniversary of the rental commencement date. If Alstom Power elects to exercise this termination option, Alstom Power is required to pay a termination fee equal to six times the sum of the next due installments of rent plus the unamortized portions of the base improvement allowance, additional allowance and broker commission, each being amortized in equal monthly installments of principal and interest over the initial term of the lease at a rate of ten percent (10%) per annum. Alstom Power must give notice of its intent to exercise such option to terminate at lease seven months in advance of the fifth anniversary; provided, however, that Alstom Power may pay a penalty, as stipulated in the lease, to provide less than seven months notice.

        In the event that Alstom Power does not exercise its termination option as of the third anniversary of the rental commencement date, Alstom Power has a one-time option to terminate the Alstom Power lease as to a portion of the premises containing between 24,500 and 25,500 rentable square feet as of the fifth anniversary of the rental commencement date. If Alstom Power elects to exercise this termination option, Alstom Power is required to pay a termination fee equal to six times the sum of the next due installments of rent plus the unamortized portions of the base improvement allowance, additional allowance and broker commission, each being amortized in equal monthly installments of principal and interest over the initial term of the lease at a rate of ten percent (10%) per annum. Alstom Power must give notice of its intent to exercise such option to terminate at least nine months in advance of the fifth anniversary; provided, however, that Alstom Power may pay a penalty, as stipulated in the lease, to provide less than nine months notice.

        The average effective annual rental per square foot at the Alstom Power-Richmond Building was $13.53 the first year of occupancy. The occupancy rate at year end was 100% for 2000.

        The Motorola-New Jersey Building

        The Motorola-New Jersey Building is a three-story office building containing approximately 236,710 rentable square feet on a 34.5 acre tract of land. Wells OP purchased the Motorola-New Jersey Building on November 1, 2000 for a purchase price of $33,648,156. In consideration for a reduction of the purchase price and immediate occupancy of the Motorola-New Jersey Building, Wells OP agreed to assume a liability in the amount of $424,760 in the form of a rental guaranty from Motorola, Inc. ("Motorola") for the remainder of Motorola's previous lease.

        The Motorola-New Jersey Building is located near Rutgers University in Middlesex County, partially in the Borough of South Plainfield and in the Township of Edison.

        The Motorola-New Jersey Building is leased to Motorola. Motorola is a global leader in providing integrated communications solutions and embedded electronic solutions, including software-enhanced wireless telephones, two-way radios and digital and analog systems and set-top terminals for broadband cable television operators. The initial term of the Motorola lease is ten years which commenced on November 1, 2000 and expires on October 31, 2010. Motorola has the right to extend the Motorola lease for two additional five-year periods of time for a base rent equal to the greater of (i) the last year's rent, or (ii) 95% of the then-current "fair market rental rate." The annual base rent payable for the initial lease term is as $3,324,428 for years 1 through 5 and $3,557,819 thereafter.

        The Motorola lease grants Motorola a right of first refusal to purchase the Motorola-New Jersey Building if Wells OP attempts to sell the property during the term of the lease.

        Additionally, upon giving written notice to Wells OP, Motorola has an expansion right for an additional 143,000 rentable square feet. Upon completion of the expansion, the term of the Motorola lease shall be extended an additional ten years after Motorola occupies the expansion space. The base rent for the expansion space shall be determined by the construction costs and fees for the expansion. The base rent for the original building for the extended ten-year period shall be the greater of (i) the then-current base rent, or (ii) 95% of the then-current "fair market rental rate."

        The average effective annual rental per square foot at the Motorola-New Jersey Building was $14.54 for the first year of occupancy. The occupancy rate at year end was 100% for 2000.

        For additional information regarding the Motorola-New Jersey Building, refer to Supplement No. 6 dated December 5, 2000 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 1999 contained in the Post Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. which was filed with the Commission on December 8, 2000 (Commission File No. 333-83933).

        The Metris Minnetonka Building

        On December 21, 2000, Wells OP purchased a nine-story office building with approximately 300,633 rentable square feet located at 10900 Wayzara Boulevard, Minnetonka, Minnesota. Wells OP purchased the Metris Minnetonka Building from Opus Northwest, L.L.C. ("Opus"), pursuant to that certain Purchase Agreement dated October 31, 2000 ("Metris Agreement") between Opus and the Advisor. Opus is not in any way affiliated with the Wells REIT or the Advisor.

        The rights under the Metris Agreement were assigned by the Advisor, the original purchaser under the Metris Agreement, to Wells OP at closing. The purchase price for the Metris Minnetonka Building was $52,800,000. Wells OP also incurred additional acquisition expenses in connection with the purchase of the Metris Minnetonka Building, including attorneys' fees, recording fees, loan fees, and other closing costs, of approximately $100,000. In order to finance the acquisition of the Metris Minnetonka Building, Wells OP obtained $52,800,000 in loan proceeds by drawing down on an existing line of credit with SouthTrust Bank, N.A.

        The Metris Minnetonka Building was completed in August 2000 and is leased to Metris as its corporate headquarters. Metris is a principal subsidiary of Metris Companies, Inc. ("Metris Companies"), a publicly traded company listed on the New York Stock Exchange which has guaranteed the Metris lease. Metris occupies all 300,633 rentable square feet of the Metris Minnetonka Building pursuant to that certain Multitenant Office Lease Agreement dated March 29, 1999. The Metris lease commenced on September 1, 2000 and has an expiration date of December 31, 2011. Metris has the right to renew the Metris lease for an additional five-year term with not less than 18 months notice prior to the expiration of the initial term at fair market rent, but in no event less than the basic rent payable in the immediate preceding period. In the event that the parties cannot agree upon the fair market rent for the renewal term, the fair market rent will be determined in accordance with the appraisal provisions of the Metris lease.

        Rental income for the initial 136-month term is summarized as follows:

                     -------------------------------------  ----------
                                                              Annual
                     -------------------------------------  ----------
                                     Dates                   Net Rent
                     -------------------------------------  ----------

                     September 2000 - December 2006          $4,960,445
                     January 2007 - December 2009             5,576,742
                     January 2010 - December 2010             6,178,008
                     January 2011 - December 2011             6,478,641

        While Metris was granted certain rental concessions under the Metris lease, Opus, the seller, has agreed to cover the free rent, so as to yield the above net effective rates to Wells OP. In addition, Metris is required to pay annual parking and storage fees of $132,384 through December 2006 and $164,052 payable on a monthly basis for the remainder of the lease term.

        Pursuant to the Metris lease, Metris is required to pay 100% of operating costs incurred by the landlord in maintaining and operating the Metris Minnetonka Building, including all property taxes, insurance premiums, maintenance and repair costs, steam, electricity, water, sewer, gas and other utility charges, fuel, lighting, window washing, janitorial services, and reasonable management fees (not to exceed 1.75% of gross revenues from the Metris Minnetonka Building), Wells OP, as the landlord, will be responsible for repair and maintenance of the foundations, exterior walls and roof of the Metris Minnetonka Building and the electrical, mechanical, plumbing, heating and air conditioning systems.

        The Metris lease also contains a construction warranty pursuant to which the landlord has warranted to Metris that the tenant improvements and related materials, equipment and installation shall be free from defects in workmanship and shall conform to the plans and specifications. The landlord is obligated to repair, correct or replace, as necessary, any defective item occasioned by a breach of such warranty if notified by Metris within one year from the commencement date of the Metris lease. Pursuant to the Metris Agreement, however, Opus has assumed the obligation for any such repairs so long as Wells OP notifies Opus of any claims by Metris under the construction warranty no later than January 20, 2002.

        The average effective annual rental per square foot at the Metris Minnetonka Building was $17.89 the first year of occupancy. The occupancy rate at year end was 100% for 2000.

        For additional information regarding the Metris Minnetonka Building, refer to Supplement No. 1 dated February 5, 2001 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 2000, which was filed with the Commission in Post-Effective Amendment No. 1 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. on February 9, 2001 (Commission File No. 333-44900).

        The Stone and Webster Building

        On December 21, 2000, Wells OP purchased a six-story office building with approximately 312,564 rentable square feet located at 1430 Enclave Parkway, Houston, Harris County, Texas (the "Stone and Webster Building"). Wells OP purchased this building from Cardinal Paragon, Inc. ("Cardinal") pursuant to that certain Agreement of Purchase and Sale of Property between Cardinal and Wells OP. Cardinal purchased the Stone and Webster Building in a sale-leaseback transaction from Enclave Parkway Realty Inc., an affiliate of Stone and Webster, Inc. ("Stone and Webster"), on December 21, 2000. Cardinal is not in any way affiliated with the Wells REIT or our Advisor, Wells Capital, Inc.

        The purchase price of the Stone and Webster Building was $44,970,000. Wells OP also incurred additional acquisition expenses in connection with the purchase of the Stone and Webster Building, including attorneys' fees, recording fees, structural report and environmental report fees, and other closing costs, of approximately $45,000. In order to finance part of the acquisition of the Stone and Webster Building, Wells OP obtained an acquisition loan of $35,900,000 from Guaranty Federal Bank, F.S.B. ("Guaranty Federal Loan") and $3,000,000 in seller financing from Cardinal ("Seller Financing").

        The Guaranty Federal Loan in the amount of $35,900,000 requires monthly payments of interest only and matures on December 20, 2001. In the event that the principal balance of the loan is not repaid in full by March 31, 2001, Wells OP is required to make a principal payment of $6,000,000 on such date. The interest rate on the Guaranty Federal Loan is an annual variable rate equal to the London InterBank Offered Rate ("LIBOR") for a 30-day period plus 250 basis points if the principal balance of the loan is in excess of $25,900,000; 200 basis points if the principal balance of the loan is between $24,195,001 and $25,900,000; and 180 basis points if the principal balance of the loan is less or equal to $24,195,000. As of December 31, 2000, the principal balance of the Guaranty Federal Loan was $32,400,000. The Guaranty Federal Loan is secured by a first priority mortgage against the Stone and Webster Building.

        The Seller Financing consists of a $3,000,000 loan to Wells OP from Cardinal. The Seller Financing requires the payment of the full principal balance plus accrued interest on the earlier of: (i) December 20, 2001, or (ii) the date that the Guaranty Federal Loan is repaid in full. The interest rate on the Seller Financing is 6% per annum. The Seller Financing is secured by a second priority mortgage against the Stone and Webster Bulding.

        The Stone and Webster Bulding, which was completed in 1994, is a six-story office building containing approximately 312,564 rentable square feet located on a 9.96-acre tract of land. In addition, this site includes 4.34 acres of unencumbered land available for expansion. The first four floors of the Stone and Webster Building are occupied by Stone and Webster, and the fifth and sixth floors are occupied by SYSCO Corporation ("SYSCO").

        Stone and Webster occupies 206,048 rentable square feet (floors one through four) of the Stone and Webster Building under a lease between Wells OP and Stone and Webster entered into at closing. The current term of the Stone and Webster lease is ten years, which commenced on December 21, 2000, and expires on December 20, 2010. Stone and Webster has the right to extend the Stone and Webster lease for two additional five-year periods of time for a base rent equal to the greater of (i) the last year's rent, or (ii) the then-current fair market rental value. In the event that the parties cannot agree upon the fair market rental value, such value shall be determined in accordance with the appraisal procedure contained in the Stone and Webster lease. Stone and Webster is a full-service engineering and construction company offering managerial and technical resources for solving complex energy, environmental, infrastructure and industrial challenges. Stone and Webster, which was founded in 1987 as an electrical testing laboratory and consulting firm, has evolved into a global organization employing more than 5,000 people worldwide. The Stone and Webster lease is guaranteed by The Shaw Group, Inc., the parent company of Stone and Webster. The Shaw Group, Inc. is the largest supplier of fabricated piping systems and services in the world. The annual base rent payable under the Stone and Webster lease is $4,533,056 for the first five years of the lease term and $5,213,014 for the remainder of the lease term.

        Pursuant to the Stone and Webster lease, Stone and Webster is required to pay its proportionate share of taxes relating to the Stone and Webster Building and all operating costs incurred by the landlord in maintaining and operating the Stone and Webster Building, including garbage and waste disposal, janitorial service and window cleaning, security, insurance, water and sewer charges, wages, salaries and employee benefits of all employees engaged in the operation, maintenance and management of the building, indoor and outdoor landscaping, utilities and repairs, replacements and general maintenance. Wells OP, as the landlord, will be responsible for maintaining the common areas of the building, the roof, foundation, exterior walls and windows, load bearing items and central heating, ventilation and air conditioning, electrical, mechanical and plumbing systems of the building.

        SYSCO currently occupies 106,516 rentable square feet of the Stone and Webster Building. The landlord's interest in the SYSCO lease was assigned to Wells OP at the closing. The initial term of the SYSCO lease is ten years, which commenced on October 1, 1998, and expires on September 30, 2008. The annual base rent payable under the SYSCO lease is $2,130,320 for the first five years of the lease term and $2,236,836 for the remainder of the lease term.

        SYSCO is the largest marketer and distributor of food service products in North America. SYSCO operates from 101 distribution facilities and provides its products and services to about 356,000 restaurants and other users across the United States and portions of Canada.

        Pursuant to the SYSCO lease, SYSCO is required to pay its proportionate share of taxes and operating costs incurred by the landlord in maintaining and operating the Stone and Webster Building, including supplies and materials, utilities, insurance and repairs, replacements, general maintenance and wages and salaries (including management fees not to exceed 3% of gross revenues attributable to the building) of all employees engaged in maintaining and operating the Stone and Webster Building. Wells OP, as the landlord, will be responsible for maintaining the common areas of the building, the roof, foundation, exterior walls and windows, load bearing items and the central heating, ventilation and air conditioning, electrical, mechanical and plumbing systems of the building.

        The average effective annual rental per square foot at the Stone and Webster Building was $22.56 the first year of occupancy. The occupancy rate at year end was 100% for 2000.

        For additional information regarding the acquisition of the Stone and Webster Building, refer to Supplement No. 1 dates February 5, 2001 to the Prospectus of Wells Real Estate Investment Trust, Inc. dates December 20, 2000, which was filed with the Commission in Post-Effective Amendment No. 1 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. on February 9, 2001 (Commission File No. 333-44900).

        AT&T-Oklahoma Buildings

        On December 28, 2000, the Wells Fund XII-REIT Joint Venture Partnership acquired a one-story office building and a two-story office building containing an aggregate of approximately 128,500 rentable square feet (the "AT&T-Oklahoma Buildings") on a 11.34 acre tract of land located in Oklahoma City, Oklahoma County, Oklahoma from OKC Real Estate Investments, Inc.

        Wells Capital, Inc., as original purchaser under the agreement, assigned its rights under the agreement to the Fund XII-REIT Joint Venture at closing. The purchase price for the AT&T-Oklahoma Buildings was $15,300,000. The Fund XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the AT&T-Oklahoma

        Buildings, including attorney's fees, recording fees, and other closing costs of approximately $25,554. The purchase of the building was funded by capital contributions of $8,591,000 by Wells Fund XII and $6,736,554 by Wells OP.

        The entire 78,500 rentable square feet of the two-story office building and 25,000 rentable square feet of the one-story office building are currently under a net lease agreement with AT&T Corp. ("AT&T"). The landlord's interest in the AT&T lease was assigned to the Fund XII-REIT Joint Venture at the closing. The AT&T lease commenced on April 1, 2000, and the initial term expires on November 30, 2010. AT&T has the right to extend the AT&T lease for two additional five-year periods of time at the then-current fair market rental rate upon delivering written notice within 240 days prior to expiration of the lease.

        AT&T is among the word's leading voice and data communications companies, serving consumers, businesses and governments worldwide. AT&T has one of the largest digital wireless networks in North America and is one of the leading suppliers of data and internet services for businesses. In addition, AT&T offers outsourcing, consulting and networking-integration to large businesses and is one of the largest direct internet access service providers for consumers in the United States.

        The base rent payable for the initial lease term of the AT&T lease is as follows: Months 1 to 8--$300,000; months 9 to 35--$1,242,000, months 36 to 65--$1,293,750, months 66 to 95--$1,345,500, and months 96 to
        125--$1,437,50, all payable in equal monthly installments.

        Under the AT&T lease, AT&T is required to pay, as additional monthly rent, its gas, water and electricity costs and all operating expenses, including but not limited to, garbage and waste disposal, telephone, sprinkler service, janitorial service, security, insurance premiums, all taxes, assessments and other governmental levies and such other operating expenses with respect to its portion of the AT&T-Oklahoma Buildings. In addition, AT&T is responsible for all routine maintenance and repairs to its portion of the AT&T-Oklahoma Buildings. The Fund XII-REIT Joint Venture, as landlord, will be responsible for the repair and replacement of the roof, foundation, load bearing items, exterior surface walls, plumbing, pipes, conduits and electrical, mechanical and plumbing systems of the AT&T-Oklahoma Buildings. AT&T must obtain written consent from the Fund XII-REIT Joint Venture before making any alterations to the premises in excess of $10,000.

        AT&T has a right of first offer for the space occupied by Jordan Associates, Inc. ("Jordan"), as described below, if Jordan vacates the premises before the Fund XII-REIT Joint Venture can lease the space to a third party.

        Jordan currently occupies the remaining 25,000 rentable square feet contained in the one-story office building under a new lease agreement. The landlord's interest in the Jordan lease was also assigned to the Fund XII-REIT Joint Venture at the closing. The Jordan lease commenced on April 1, 1998, and the initial term expires on March 31, 2008. Jordan has the right to extend the Jordan lease for one additional five-year period of time at the then-current fair market rental rate upon delivering written notice within 240 days prior to expiration of the initial lease term.

        Jordan provides businesses with advertising and related services including public relations, research, direct marketing, and sales promotion. Through this corporate office and other offices in Tulsa, St. Louis, Indianapolis, and Wausau, Wisconsin, Jordan provides services to major clients such as Bank One, Oklahoma, N.A., BlueCross & BlueShield of Oklahoma, Kraft Food

        Services, Inc., Logix Communications, and the American Dental Association. Jordan employs approximately 100 employees and has been in business for over 35 years.

        The base rent payable for the initial lease term of the Jordan lease is as follows: months 1 to 60--$294,500 and months 61 to 120--$332,000 payable in equal monthly installments.

        Under the Jordan lease, Jordan is required to pay as additional monthly rent its gas, water and electricity costs and all operating expenses, including, but not limited to, garbage and waste disposal, telephone, sprinkler service, janitorial service, security, insurance premiums, all taxes, assessments and other governmental levies and such other operating expenses with respect to its portion of the one-story building. In addition, Jordan is responsible for all routine maintenance and repairs to its portion of the one-story building. The Fund XII-REIT Joint Venture, as landlord, will be responsible for the repair and replacement of the roof, foundation, load bearing items, exterior surface walls, plumbing, pipes, conduits and electrical, mechanical and plumbing systems of the AT&T-Oklahoma Buildings.

        For additional information regarding the acquisition of the AT&T-Oklahoma Buildings, refer to Supplement No. 1 dated February 5, 2001 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 2000, which was filed with the Commission in Post-Effective Amendment No. 1 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. on February 9, 2001 (Commission File No. 333-44900).

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2001, the Company had 35,055,988 shares of common stock outstanding held by a total of 8,318 shareholders. The current offering price per share is $10. There is no established public trading mark for the Company's common stock. Under the Company's Articles of Incorporation, restrictions are imposed on ownership and transfer of shares.

As set forth in the "ERISA Considerations--Annual Valuation" section of the Company's Prospectus currently effective with the SEC, until December 31, 2002, the per share net asset value shall be deemed to be the offering price of our shares, which is currently $10.00 per share. This valuation is supported by the fact that the Company is currently selling shares to the public at a price of $10.00 per share.

The Company will make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 95% of its real taxable income for taxable years prior to 2001 and 90% of its taxable income for all future years beginning with the year 2001. The Company intends to make regular quarterly dividend distributions to holders of the shares. Dividends will be made to those shareholders who are shareholders as of daily record dates selected by the Directors. Dividends will be paid on a quarterly basis.

Dividend distributions made to the shareholders during 2000 and 1999 were as follows:

                                                  Total        Investment    Return of
                                                  Cash         ----------    ---------
           Distribution for Quarter Ended      Distributed      Income        Capital
       ------------------------------------    ------------    -----------   --------
       March 31, 1999                          $   628,385      $0.174         $0.00
       June 30, 1999                             1,121,457       0.175          0.00
       September 30, 1999                        1,646,751       0.175          0.00
       December 31, 1999                         2,168,330       0.175          0.00
       March 31, 2000                            2,634,251       0.175          0.00
       June 30, 2000                             3,321,189       0.181          0.00
       September 30, 2000                        4,477,865       0.188          0.00
       December 31, 2000                         5,396,113       0.188          0.00

Distribution

The fourth quarter dividend distributions, through December 15, for 2000 were paid to shareholders in December 2000. Dividends for the period from December 16, 2000 to year-end will be paid to shareholders in March 2001. Although there is no assurance, management of the Company anticipates that dividend distributions to shareholders will continue in 2001 at a level at least comparable with 2000 dividend distributions.

ITEM 6. SELECTED FINANCIAL DATA

The Company commenced active operations when it received and accepted subscriptions for a minimum of 125,000 shares on June 5, 1998.

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 2000, 1999 and 1998.

                                                    2000             1999            1998
                                              ----------------  ---------------  --------------
Total assets                                    $398,550,346     $143,852,290     $42,832,573
Total revenues                                    23,373,206        6,495,395         395,178
Net income                                         8,552,967        3,884,649         334,034
Net income allocated to Shareholders               8,552,967        3,884,649         334,034
Earning per share:
   Basic and diluted                                   $0.40            $0.50           $0.40
   Cash distributions                                   0.73             0.70            0.31

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

Liquidity and Capital Resources

General

On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscription for 125,000 shares. The Company terminated its initial public offering on December 19, 1999. The Company received gross proceeds of approximately $132,181,919 from the sale of approximately 13,218,192 shares from its initial public offering. The Company commenced its second public offering of shares of common stock of the Wells REIT on December 20, 1999, which was terminated on December 19, 2000. The Company received gross proceeds of approximately $175,229,193 from the sale of approximately 17,522,919 shares from the second public offering. The Company commenced its third public offering of the shares of common stock on December 20, 2000. As of December 31, 2000, the Company has received gross proceeds of approximately $7,686,958 from the sale of approximately 768,696 shares from its third public offering. Accordingly, as of December 31, 2000, the Company has received aggregate gross offering proceeds of approximately $315,098,070 from the sale of 31,509,807 shares of its common stock to 7,422 investors. After payment of $10,978,981 in Acquisition and Advisory Fees and Expenses, payment of $39,209,638 in selling commissions and organization and offering expenses, capital contributions to joint ventures and acquisitions expenditures by Wells OP of $262,118,082 in property acquisitions, and common stock redemptions of $1,412,969 pursuant to the Company's share redemption program, the Company was holding net offering proceeds of $1,378,400 available for investment in properties, as of December 31, 2000.

Gross revenues of the Company of $23,373,206 for the year ended December 31, 2000 were attributable to rental income, interest income earned on funds held by the Company prior to the investment in properties, and income earned from joint ventures. Expenses of the Company were $14,820,239 for the year ended December 31, 2000, and consisted primarily of depreciation, rental expenses, administrative, accounting fees, and printing expenses.

Net increase in cash and cash equivalents is primarily the result of raising $180,387,220 in common stock capital contributions offset by acquisition and advisory fees and expenses, commissions, offering costs, capital contributions to joint ventures, and distributions received from joint ventures.

Operating cash flows are expected to increase as additional properties are added to the Company's investment portfolio. Dividends to be distributed to the shareholders are determined by the Board of Directors and are dependent upon a number of factors relating to the Company, including funds available for payment of dividends, financial condition, capital expenditure requirements and annual distribution requirements in order to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").

The Company has made an election under Section 856 (c) of the Code be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1999. As a REIT for federal income tax purposes, the Company generally will not be subject to Federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially adversely affect the Company's net income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the year ended December 31, 2000. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

As of December 31, 2000, the Company had acquired an interest in 29 real estate properties. These properties are generating sufficient cash flow to cover the Company's operating expenses and pay dividends. The Company pays dividends on a quarterly basis regardless of the frequency with which such distributions are declared. Dividends will be paid to investors who are shareholders as of the record dates selected by the Board of Directors. The Company currently calculates quarterly dividends based upon daily record and dividend declaration dates so shareholders will be entitled to be paid dividends immediately upon their purchase of shares. Dividends declared during 2000 and 1999 totaled $.73 per share and $.70 per share, respectively.

On February 18, 1999, Wells OP entered into a Rental Income Guaranty Agreement with the Fund VIII-IX Joint Venture (the "VIII-IX Joint Venture"). The Rental Income Guaranty Agreement provided for a guarantee by Wells OP to the VIII-IX Joint Venture that it would receive rental income on the Quest Building (formerly the Bake Parkway Building) previously leased to Matsushita Avionics at least equal to the rental and building expenses that the VIII-IX Joint Venture would have received over the remaining term of its original lease with Matsushita Avionics. Matsushita Avionics vacated the Quest Building in December 1999, with the existing lease term ending in September 2003, in order to occupy the Matsushita Building developed and constructed by Wells OP. On June 15, 2000, the Wells Fund VIII-Fund IX-REIT Joint Venture (the "VIII-IX-REIT Joint Venture") was formed between Wells OP and the VIII-IX Joint Venture for purposes of owning and operating the Quest Building. On July 1, 2000, the VIII-IX Joint Venture transferred the Quest Building to the VIII-IX-REIT Joint Venture as its capital contribution. Under the Rental Income Guaranty Agreement, Wells OP also guaranteed that, if a joint venture such as the VIII-IX-REIT Joint Venture was ever formed by the parties for the ownership and operation of the Quest Building, Wells OP would guaranty to the VIII-IX Joint Venture that it would receive monthly cash flow distributions from such joint venture at least equal to the rent and building expenses guaranteed under the Rental Income Guaranty Agreement. Currently the Quest Building is leased by Quest Software, Inc. (Quest) pursuant to a 42 month lease that expires on December 31, 2003.

Wells OP had paid approximately $595,000 in rental income guaranty payments to the VIII-IX Joint Venture through December 31, 2000, and will continue making payments in the amount of $6,656 per month through January 2001 to cover initial rental concessions granted to Quest in order to induce Quest to rent the Quest Building. The Company's maximum liability exposure to the VIII-IX Joint Venture for rental income and building expenses potentially payable under this Rental Income Guaranty Agreement of approximately $3,000,000 was taken into account in the economic analysis performed in making the determination to go forward with the development of the Matsushita Building. Although the lease of the Quest Building by Quest has substantially reduced the Company's financial exposure under the Rental Income Guaranty Agreement, the Company cannot, at this time, determine the amount of any future liability if Quest defaults or otherwise fails to make the required payments under its lease. Wells OP continues to guaranty payment under the Rental Income Guaranty Agreement and, consequently, continues to bear some risk, even though their risk has been substantially minimized by the lease with Quest. Payments made to the VIII-IX Joint Venture under the Rental Income Guaranty Agreement are made from capital proceeds raised and are being capitalized over the term of the lease with Matsushita Avionics for the Matsushita Building.

Cash Flows From Operating Activities

The Company's net cash provided by operating activities was $7,319,639 in 2000, $4,008,275 in 1999 and $(275,549). The increase in net cash provided by operating activities was due primarily to the purchase of additional properties during 1999 and 2000.

Cash Flows From Investing Activities

The Company's net cash used in investing activities was $249,316,460 in 2000, $105,394,956 in 1999 and $33,500,807 in 1998. The increase in net cash used in investing activities was due primarily to the raising of additional capital and funds that have been invested in real property acquisitions.

Cash Flows From Financing Activities

The Company's net cash provided by financing activities was $243,365,318 in 2000, $96,337,082 in 1999 and $41,554,759 in 1998. The increase in net cash provided by financing activities was due primarily to the raising of additional capital and the corresponding increase in funds borrowed to purchase real properties. The Company raised $180,387,220 in offering proceeds for fiscal year ended December 31, 2000, as compared to $103,169,490 for fiscal year ended December 31, 1999 and $31,540,360 for fiscal year ended December 31, 1998. In addition, the Company received loan proceeds from financing secured by properties of $187,633,130 and repaid notes payable in the amount of $83,899,171 for fiscal year ended December 31, 2000.

Results of Operations

As of December 31, 2000, the Company's real estate properties were 100% occupied by tenants. Gross revenues were $23,373,206 for fiscal year ended December 31, 2000, $6,495,395 for fiscal year ended December 31, 1999 and $395,178 for fiscal year ended December 31, 1998. The increase in revenues was due to the purchase of additional properties during 1999 and 2000. The purchase of additional properties also resulted in an increase in operating expenses, management and leasing fees, and depreciation expense. The Company's net income also increased from $334,034 for fiscal year ended December 31, 1998 to $3,884,649 for fiscal year ended December 31, 1999 to $8,552,967 for fiscal year ended December 31, 2000.

Property Operations

As of December 31, 2000, the Company owned interests in the following operational properties:

       The Alstom Power-Knoxville Building (formerly the ABB Building)/
                          IX-X-XI-REIT Joint Venture

                                                                For the Years Ended
                                                   ---------------------------------------------------
                                                          2000               1999             1998
                                                   -----------------  ----------------   -------------
Revenues:
   Rental income                                     $  1,185,573        $   987,327        $836,746
   Interest income                                         73,676             58,768          20,192
                                                     ------------        -----------        --------
                                                        1,259,249          1,046,095         856,938
                                                     ------------        -----------        --------
Expenses:
   Depreciation                                           394,998            537,799         475,020
   Management and leasing expenses                        149,378            120,325         107,338
   Operating costs, net of reimbursements                 (77,526)            (2,532)        (40,641)
                                                     ------------        -----------        --------
                                                          466,850            655,592         541,717
                                                     ------------        -----------        --------
Net income                                           $    792,399        $   390,503        $315,221
                                                     ============        ===========        ========

Occupied percentage                                           100%                98%             95%
                                                     ============        ===========        ========

Company's ownership percentage                                3.7%               3.7%            3.8%
                                                     ============         ==========        ========

Cash distributed to the Company                      $     43,995        $    34,965        $ 21,965
                                                     ============        ===========        ========

Net income allocated to the Company                  $     29,445        $    14,673        $  9,453
                                                     ============        ===========        ========

Rental income increased in 2000 over 1999 and 1998 due primarily to the increased occupancy level of the property. Other operating expenses were negative for 2000, 1999 and 1998 due to an offset of tenant reimbursements in operating costs, as well as management and leasing reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Total expenses decreased in 2000 due to a decrease in depreciation expense but increased for 1999 over 1998 due to increased depreciation and management and leasing fees as the building was leased up. The decrease in depreciation resulted from an accelerated depreciation on tenant improvement for a short-term lease in 1999 for 23,092 square feet.

Cash distributions and net income allocated to the Company increased in 2000 over prior year levels due to a combination of increased rental income and decreased operating expenses. The Alstom Power-Knoxville Building incurred property taxes of $63,198 for 2000, $47,616 for 1999 and $36,771 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 3. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                                                Eleven Months
                                                      For the Years Ended           Ended
                                                          December 31            December 31,
                                                   ---------------------------  ----------------
                                                      2000             1999          1998
                                                   -----------       ---------  ----------------
Revenues:
   Rental income                                    $1,027,314       $1,027,314       $898,901
                                                    ----------       ----------       --------
Expenses:
   Depreciation                                        326,305          326,304        299,112
   Management and leasing expenses                      54,482           46,911         41,688
   Operating expenses, net of reimbursements            65,152          (15,183)         2,863
                                                    ----------       ----------       --------
                                                       445,939          358,032        343,663
                                                    ----------       ----------       --------
Net income                                          $  581,375       $  669,282       $555,238
                                                    ==========       ==========       ========
Occupied percentage                                        100%             100%           100%
                                                    ==========       ==========       ========
Company's ownership percentage                             3.7%             3.7%           3.8%
                                                    ==========       ==========       ========
Cash distribution to the Company                    $   32,878       $   36,488       $ 21,824
                                                    ==========       ==========       ========
Net income allocated to the Company                 $   21,600       $   25,103       $ 14,691
                                                    ==========       ==========       ========

Rental income remained stable in 2000 as compared to 1999. Operating expenses increased significantly due in part to a significant rise in real estate taxes, which stemmed from the revaluation of the property by Boulder County authorities in 1999. A later reduction in taxes resulting from an appeal in 2000 was offset by a common area maintenance reimbursement credit to the tenant. The Ohmeda Building incurred property taxes of $227,495 for 2000, $249,707 for 1999 and $143,962 for 1998.

Cash distributions and net income allocated to the Company decreased in 2000, as compared to 1999, due to decreased net income which resulted from the increase in expenses discussed above.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                                                   Ten Months
                                                         For the Years Ended         Ended
                                                             December 31          December 31,
                                                          2000         1999           1998
                                                        ---------    --------      -----------
Revenues:
   Rental income                                        $843,675     $829,827        $655,405
   Interest income                                             0            0             246
                                                        --------     --------        --------
                                                         843,675      829,827         655,651
                                                        --------     --------        --------
Expenses:
   Depreciation                                          286,680      286,680         238,299
   Management and leasing expenses                       108,275       73,129          55,130
   Operating costs, net of reimbursements                (75,208)      42,431         (65,654)
                                                        --------     --------        --------
                                                         319,747      402,240         227,775
                                                        --------     --------        --------
Net income                                              $523,928     $427,587        $427,876
                                                        ========     ========        ========

Occupied percentage                                          100%         100%            100%
                                                        ========     ========        ========

Company ownership percentage                                 3.7%         3.7%            3.8%
                                                        ========     ========        ========

Cash distribution to the Company                        $ 30,291     $ 26,570        $ 18,126
                                                        ========     ========        ========

Net income allocated to the Company                     $ 19,468     $ 16,041        $ 12,577
                                                        ========     ========        ========

Rental income increased due to a tenant occupying additional space previously leased to another tenant at a lower rate. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenants. Management and leasing expenses increased in 2000, as compared to 1999, due to differences in adjustments for prior year billings to tenants. The 360 Interlocken Building incurred property taxes of $268,744 for 2000, $244,025 for 1999 and $96,747 for 1998.

Net income and cash distributions allocated to the Company increased in 2000, as compared to 1999, due primarily to the increase in net income.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

        The Avaya Building (formerly the Lucent Technologies Building)/
                        Fund IX-X-XI-REIT Joint Venture


                                                        For the Years Ended      Seven Months
                                                            December 31             Ended
                                                        -------------------      December 31,
                                                         2000         1999           1998
                                                        --------   --------      ------------
Revenues:
   Rental income                                       $583,009     $583,009       $291,508
                                                       --------     --------       --------
Expenses:
   Depreciation                                         183,204      183,204        106,871
   Management and leasing expenses                       21,479       21,479         11,281
   Operating expenses, net of reimbursements             12,753       15,809          9,883
                                                       --------     --------       --------
                                                        217,436      220,492        128,035
                                                       --------     --------       --------
Net income                                             $365,573     $362,517       $163,473
                                                       ========     ========       ========

Occupied percentage                                         100%         100%           100%
                                                       ========     ========       ========

Company's ownership percentage                              3.7%         3.7%           3.8%
                                                       ========     ========       ========

Cash distribution to the Company                       $ 18,718     $ 18,746       $ 15,279
                                                       ========     ========       ========

Net income allocated to the Company                    $ 13,583     $ 13,600       $  6,313
                                                       ========     ========       ========

Rental income, depreciation, and management and leasing fees remained stable in 2000, as compared to 1999, while other operating expenses are slightly lower, due primarily to a one-time charge for consulting fees in 1999, which did not occur in 2000. The tenant is responsible for property taxes. Since the Avaya Building was purchased in June 1998, comparative income and expense figures are available for only seven months of 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture


                                                        For the Years Ended      Nine Months
                                                            December 31             Ended
                                                       ---------------------     December 31,
                                                         2000         1999           1998
                                                       --------     --------    -------------
Revenues:
   Rental income                                       $673,000     $560,906       $373,420
                                                       --------     --------       --------
Expenses:
   Depreciation                                         220,248      204,925        145,975
   Management and leasing expenses                       29,159       24,295         16,808
   Operating expenses, net of reimbursements             17,725        9,368         (4,579)
                                                       --------     --------       --------
                                                        267,132      238,588        158,204
                                                       --------     --------       --------
Net income                                             $405,868     $322,318       $215,216
                                                       ========     ========       ========

Occupied percentage                                         100%         100%           100%
                                                       ========     ========       ========

Company's ownership percentage                              3.7%         3.7%           3.8%
                                                       ========     ========       ========

Cash distribution to the Company                       $ 22,546     $ 19,188       $  9,048
                                                       ========     ========       ========

Net income allocated to the Company                    $ 15,081     $ 12,085       $  5,838
                                                       ========     ========       ========

Rental income increased in 2000, as compared to 1999, due to completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000, over 1999, due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Other operating expenses for 1998 are negative due to tenant reimbursement reflected in this category which includes management and leasing expense reimbursements. The Iomega Building incurred property taxes of $76,754 for 2000, $73,020 for 1999, and $44,559 for 1998, the first year of occupancy.

Net income and cash distribution allocated to the Company increased in 2000, as compared to 1999, due primarily to the increase in net income.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

                   Wells/Orange County Joint Venture (Cort)


                                                        For the Years Ended      Five Months
                                                            December 31             Ended
                                                       ----------------------    December 31,
                                                         2000          1999          1998
                                                       --------      --------    ------------
Revenues:
   Rental income                                       $795,545      $795,545       $331,477
   Interest income                                            0             0            448
                                                       --------      --------       --------
                                                        795,545       795,545        331,925
                                                       --------      --------       --------
Expenses:
   Depreciation                                         186,564       186,565         92,087
   Management and leasing expenses                       30,915        30,360         12,734
   Interest expense                                           0             0         29,472
   Other operating expenses, net of
      reimbursements                                      9,104        27,667          6,218
                                                       --------      --------       --------
                                                        226,583       244,592        140,511
                                                       --------      --------       --------
Net income                                             $568,962      $550,953       $191,414
                                                       ========      ========       ========

Occupied percentage                                         100%          100%           100%
                                                       ========      ========       ========

Company's ownership percentage                             43.7%         43.7%          43.7%
                                                       ========      ========       ========

Cash distribution to the Company                       $313,953      $306,090       $124,435
                                                       ========      ========       ========

Net income allocated to the Company                    $248,449      $240,585      $  91,978
                                                       ========      ========       ========

Rental income remained stable in 2000 as compared to 1999. Other operating expense decreased for the year ended December 31, 2000, as compared to 1999, due to a billing to the tenant for 2000 and 1999 insurance. Since the Cort Building was purchased in July 1998, comparable income and expense figures for the prior year are available for only five months. The tenant is responsible for property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

                    Wells/Fremont Joint Venture (Fairchild)


                                                        For the Years Ended       Six Months
                                                            December 31,             Ended
                                                       ----------------------    December 31,
                                                         2000          1999          1998
                                                       -------      ---------    ------------
Revenues:
   Rental income                                       $902,946      $902,946       $401,058
   Interest income                                            0             0          3,896
                                                       --------      --------       --------
                                                        902,946       902,946        404,954
                                                       --------      --------       --------
Expenses:
   Depreciation                                         285,527       285,526        142,720
   Management and leasing expenses                       36,787        37,355         16,726
   Interest expense                                           0             0         73,919
   Other operating expenses, net of
      reimbursements                                     17,499        20,891          9,670
                                                       --------      --------       --------
                                                        339,813       343,772        243,035
                                                       --------      --------       --------
Net income                                             $563,133      $559,174       $161,919
                                                       ========      ========       ========

Occupied percentage                                         100%          100%           100%
                                                       ========      ========       ========

Company's ownership percentage                             77.5%         77.5%          77.5%
                                                       ========      ========       ========

Cash distribution to the Company                       $633,374      $611,855       $229,864
                                                       ========      ========       ========

Net income allocated to the Company                    $436,452      $433,383       $122,470
                                                       ========      ========       ========

Rental income, net income, and cash distributions to the Partnership are relatively stable for the year ended December 31, 2000 as compared to 1999. Since the Fremont Building was purchased in July 1998, comparable income and expense figures are available for only six months of 1998. Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                                 PWC Building


                                                       For the Years Ended        One Month
                                                          December 31,              Ended
                                                    -------------------------    December 31,
                                                       2000           1999           1998
                                                    ----------     ----------    ------------
Revenues:
   Rental income                                    $2,209,192     $2,209,205       $20,994
   Interest income                                           0              0        14,518
                                                    ----------     ----------       -------
                                                     2,209,192      2,209,205        35,512
                                                    ----------     ----------       -------
Expenses:
   Depreciation                                        842,152        821,492             0
   Management and leasing expenses                     153,903        156,471             0
   Other operating expenses, net of
      reimbursements                                  (193,902)       (75,426)       11,033
   Interest expense                                          0        158,497             0
                                                    ----------     ----------       -------
                                                       802,153      1,061,034        11,033
                                                    ----------     ----------       -------
Net income                                          $1,407,039     $1,148,171       $24,479
                                                    ==========     ==========       =======

Occupied percentage                                        100%           100%          100%
                                                    ==========     ==========       =======

Company's ownership percentage                             100%           100%          100%
                                                    ==========     ==========       =======

Cash generated to the Company                       $2,014,048     $1,706,048       $24,479
                                                    ==========     ==========       =======

Net income generated to the Company                 $1,407,039     $1,148,171       $24,479
                                                    ==========     ==========       =======

Rental income has remained stable in 2000 as compared to 1999. Other operating expenses are negative due to increased common area maintenance billings in 2000. Management and leasing fee reimbursement is also included in other operating expenses. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year, and the difference billed to the tenants. There was no interest in 2000, as compared to 1999, as the note related to this building was paid in the first quarter of 1999.

Since the PWC Building was purchased in December 1998, comparable income and expense figures are available for only one month of 1998. The PWC Building incurred property taxes of $289,281 for 2000 and $295,146 for 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                           AT&T-Harrisburg Building


                                                                 Year Ended
                                                               ---------------  Eleven Months
                                                                December 31,        Ended
                                                               ---------------   December 31,
                                                                    2000             1999
                                                               ---------------   ------------
Revenues:
   Rental income                                                  $1,366,503      $1,366,504
                                                                  ----------      ----------
Expenses:
   Depreciation                                                      482,981         442,724
   Management and leasing expenses                                    72,526          48,716
   Other operating expenses                                              117          13,510
   Interest expense                                                   11,878         209,643
                                                                  ----------      ----------
                                                                     567,502         714,593
                                                                  ----------      ----------
Net income                                                        $  799,001      $  651,911
                                                                  ==========      ==========

Occupied percentage                                                      100%            100%
                                                                  ==========      ==========

Company's ownership percentage                                           100%            100%
                                                                  ==========      ==========

Cash generated to the Company                                     $1,270,121      $  886,439
                                                                  ==========      ==========

Net income generated to the Company                               $  799,001      $  651,911
                                                                  ==========      ==========

Since the AT&T Building was purchased in February 1999, comparable income and expense figures for the prior year are available for only 11 months of 1999. Under the terms of the lease, the tenant is responsible for all utilities, property taxes, and other operating expenses.

For comments on the general competitive conditions to which the property may been subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              EYBL CarTex Building/Fund XI-XII-REIT Joint Venture


                                                                 Year Ended
                                                               ---------------   Eight Months
                                                                 December 31,        Ended
                                                               ---------------    December 31,
                                                                    2000             1999
                                                               ---------------  -------------
Revenues:
   Rental income                                                   $560,355        $350,221
   Interest income                                                    2,814               0
                                                                   --------        --------
                                                                    563,169         350,221
                                                                   --------        --------
Expenses:
   Depreciation                                                     199,602         133,072
   Management and leasing expenses                                   36,896          20,384
   Operating expenses, net of reimbursements                         21,243          10,868
                                                                   --------        --------
                                                                    257,741         164,324
                                                                   --------        --------
Net income                                                         $305,428        $185,897
                                                                   ========        ========

Occupied percentage                                                     100%            100%
                                                                   ========        ========

Company's ownership percentage                                         56.8%           56.8%
                                                                   ========        ========

Cash distributed to the Company                                    $258,252        $169,278
                                                                   ========        ========

Net income allocated to the Company                                $173,369        $109,724
                                                                   ========        ========

Since the EYBL CarTex Building was purchased in May 1999, comparative income and expense figures was available for only eight months of 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              The Sprint Building/Fund XI-XII-REIT Joint Venture


                                                                 Year Ended
                                                               ---------------    Six Months
                                                                 December 31        Ended
                                                               ---------------   December 31,
                                                                    2000             1999
                                                               ---------------  -------------
Revenues:
   Rental income                                                  $1,063,988        $531,993
                                                                  ----------        --------
Expenses:
   Depreciation                                                      327,114         163,553
   Management and leasing expenses                                    44,957          18,732
   Operating expenses, net of reimbursements                          20,095           6,069
                                                                  ----------        --------
                                                                     392,166         188,354
                                                                  ----------        --------
Net income                                                        $  671,822        $343,639
                                                                  ==========        ========

Occupied percentage                                                      100%            100%
                                                                  ==========        ========

Company's ownership percentage                                          56.8%           56.8%
                                                                  ==========        ========

Cash distributed to the Company                                   $  530,165        $269,824
                                                                  ==========        ========

Net income allocated to the Company                               $  381,346        $196,425
                                                                  ==========        ========

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

Since the Sprint Building was purchased in July 1999, comparative income and expense figures are available for only six months of 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc refer to Item 2, Properties, page 3.

            Johnson Matthey Building/Fund XI-XII-REIT Joint Venture


                                                                 Year Ended
                                                              ---------------    Five Months
                                                                December 31,        Ended
                                                              ---------------    December 31,
                                                                    2000             1999
                                                              ---------------  ---------------
Revenues:
   Rental income                                                   $867,646        $325,368
                                                                   --------        --------
Expenses:
   Depreciation                                                     255,475         106,461
   Management and leasing expenses                                   36,194          11,846
   Operating expenses, net of reimbursements                         12,926           4,841
                                                                   --------        --------
                                                                    304,595         123,148
                                                                   --------        --------
Net income                                                         $563,051        $202,220
                                                                   ========        ========

Occupied percentage                                                     100%            100%
                                                                   ========        ========

Company's ownership percentage                                         56.8%           56.8%
                                                                   ========        ========

Cash distributed to the Company                                    $425,937        $169,381
                                                                   ========        ========

Net income allocated to the Company                                $319,604        $113,483
                                                                   ========        ========

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are available for only five months of 1999. Real estate taxes are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc refer to Item 2, Properties, page 3.

              The Gartner Building/Fund XI-XII-REIT Joint Venture


                                                                 Year Ended
                                                              ---------------    Four Months
                                                                December 31,        Ended
                                                              ---------------    December 31,
                                                                    2000             1999
                                                              ---------------  --------------
Revenues:
   Rental income                                                   $853,943        $235,863
                                                                   --------        --------
Expenses:
   Depreciation                                                     310,490         103,496
   Management and leasing expenses                                   39,189           8,268
   Other operating expenses, net of reimbursements                  (33,991)          2,783
                                                                   --------        --------
                                                                    315,688         114,547
                                                                   --------        --------
Net income                                                         $538,255        $121,316
                                                                   ========        ========

Occupied percentage                                                     100%            100%
                                                                   ========        ========

Company's ownership percentage                                         56.8%           56.8%
                                                                   ========        ========

Cash distribution to the Company                                   $438,852        $ 95,307
                                                                   ========        ========

Net income allocated to the Company                                $305,529        $ 68,863
                                                                   ========        ========

Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for 2000 as well as the fourth quarter of 1999. Since the Gartner Building was purchased in September 1999, the Company could not estimate the amount to be billed for 1999 until the first quarter of 2000. The Gartner Building incurred property taxes of $7,260 on the undeveloped lot for 2000.

Since the Gartner Building was purchased in September 1999, comparative income and expense figures are available for only four months of 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc refer to Item 2, Properties, page 3.

                               Marconi Building


                                                                 Year Ended
                                                              ---------------    Four Months
                                                                December 31,        Ended
                                                              ---------------    December 31,
                                                                    2000             1999
                                                              ---------------   -------------
Revenues:
   Rental income                                                  $3,300,464      $1,090,425
                                                                  ----------      ----------
Expenses:
   Depreciation                                                    1,173,404         391,134
   Management and leasing expenses                                   145,295          52,295
   Other operating expenses                                           23,738           6,695
                                                                  ----------      ----------
                                                                   1,342,437         450,124
                                                                  ----------      ----------
Net income                                                        $1,958,027      $  640,301
                                                                  ==========      ==========

Occupied percentage                                                      100%            100%
                                                                  ==========      ==========

Company's generated percentage                                           100%            100%
                                                                  ==========      ==========

Cash generated to the Company                                     $2,687,460      $  829,259
                                                                  ==========      ==========

Net income generated to the Company                               $1,958,027      $  640,301
                                                                  ==========      ==========

Since the Marconi Building was purchased in September 1999, comparable income and expense figures are available for only four months of 1999. Under the terms of the lease, the tenant is responsible for all utilities, property taxes, and other operating expenses.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                            The Matsushita Building

                                                                          Year Ended
                                                                      -----------------
                                                                         December 31,
                                                                      -----------------
                                                                              2000
                                                                      -----------------
       Revenues:
          Rental income                                                   $2,001,867
                                                                          ----------
       Expenses:
          Depreciation                                                       995,939
          Management and leasing expenses                                    188,066
          Other operating expenses                                            73,882
                                                                          ----------
                                                                           1,257,887
                                                                          ----------
       Net income                                                         $  743,980
                                                                          ==========

       Occupied percentage                                                       100%
                                                                          ==========

       Company's ownership percentage                                            100%
                                                                          ==========

       Cash generated to the Company                                      $1,592,171
                                                                          ==========

       Net income generated to the Company                                $  743,980
                                                                          ==========

Construction of the Matsushita Building is complete, and the aggregate of all costs and expenses incurred by Wells OP with respect to the acquisition and construction of the Matsushita Building was $18,576,701. The monthly base rent for the Matsushita Building is $154,602.

Since the Matsushita Building opened in January 2000, comparable income and expense figures for the prior period are not available. The Matsushita Building incurred property taxes of $105,533 for 2000.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                               Cinemark Building

                                                                 Year Ended
                                                              ---------------     One Month
                                                                December 31,        Ended
                                                              ---------------    December 31,
                                                                    2000            1999
                                                              ---------------   -------------
Revenues:
   Rental income                                                  $2,805,393      $  82,059
   Interest income                                                     8,863              0
                                                                  ----------      ---------
                                                                   2,814,256         82,059
                                                                  ----------      ---------
Expenses:
   Depreciation                                                      848,962         70,753
   Management and leasing expenses                                   137,311            262
   Other operating expenses                                          669,855         35,222
                                                                  ----------      ---------
                                                                   1,656,128        106,237
                                                                  ----------      ---------
Net income (loss)                                                 $1,158,128      $ (24,178)
                                                                  ==========      =========

Occupied percentage                                                      100%           100%
                                                                  ==========      =========

Company's ownership percentage                                           100%           100%
                                                                  ==========      =========

Cash generated to the Company                                     $1,818,281      $  42,467
                                                                  ==========      =========

Net income (loss) generated to the Company                        $1,158,128      $ (24,178)
                                                                  ==========      =========

Since the Cinemark Building was purchased in December 1999, comparable income and expense figures are available for only one month of 1999. The Cinemark Building incurred property taxes of $447,485 for 2000 and $6,181 for 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                           The Metris Tulsa Building

                                                                         Eleven Months
                                                                       ----------------
                                                                             Ended
                                                                       ----------------
                                                                          December 31,
                                                                       ----------------
                                                                              2000
                                                                       ----------------
       Revenues:
          Rental income                                                   $1,098,961
                                                                          ----------
       Expenses:
          Depreciation                                                       439,093
          Management and leasing expenses                                     47,466
          Other operating expenses                                            15,345
                                                                          ----------
                                                                             501,904
                                                                          ----------
       Net income                                                         $  597,057
                                                                          ==========

       Occupied percentage                                                       100%
                                                                          ==========

       Company's ownership percentage                                            100%
                                                                          ==========

       Cash generated to the Company                                      $  998,096
                                                                          ==========

       Net income generated to the Company                                $  597,057
                                                                          ==========

Since the Metris Tulsa Building was purchased in February 2000, comparable income and expense figures for the prior year are not available. Under the terms of the lease, the tenant is responsible for property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                               The Dial Building

                                                                          Ten Months
                                                                       ----------------
                                                                            Ended
                                                                       ----------------
                                                                         December 31,
                                                                       ----------------
                                                                             2000
                                                                       ----------------
       Revenues:
          Rental income                                                   $1,051,945
                                                                          ----------
       Expenses:
          Depreciation                                                       371,685
          Management and leasing expenses                                     47,338
          Other operating expenses                                            50,304
                                                                          ----------
                                                                             469,327
                                                                          ----------
       Net income                                                         $  582,618
                                                                          ==========

       Occupied percentage                                                       100%
                                                                          ==========

       Company's ownership percentage                                            100%
                                                                          ==========

       Cash generated to the Company                                      $  994,263
                                                                          ==========

       Net income generated to the Company                                $  582,618
                                                                          ==========

Since the Dial Building was purchased in March 2000, comparable income and expense figures for the prior year are not available. Under the terms of the lease, the tenant is responsible for property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                               The ASML Building

                                                                          Ten Months
                                                                       ----------------
                                                                            Ended
                                                                       ----------------
                                                                         December 31,
                                                                       ----------------
                                                                             2000
                                                                       ----------------
       Revenues:
          Rental income                                                   $1,776,174
                                                                          ----------
       Expenses:
          Depreciation                                                       589,600
          Management and leasing expenses                                     81,737
          Other operating expenses                                           201,202
                                                                          ----------
                                                                             872,539
                                                                          ----------
       Net income                                                         $  903,635
                                                                          ==========

       Occupied percentage                                                       100%
                                                                          ==========

       Company's ownership percentage                                            100%
                                                                          ==========

       Cash generated to the Company                                      $1,242,267
                                                                          ==========

       Net income generated to the Company                                $  903,635
                                                                          ==========

Since the ASML Building was purchased in March 2000, comparable income and expense figures for the prior year are not available. Under the terms of the ground lease, Price-Elliott Research Park is responsible for the property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                          The Motorola Tempe Building

                                                                          Ten Months
                                                                       ----------------
                                                                            Ended
                                                                       ----------------
                                                                         December 31,
                                                                       ----------------
                                                                             2000
                                                                       ----------------
       Revenues:
          Rental income                                                   $1,472,371
                                                                          ----------
       Expenses:
          Depreciation                                                       550,166
          Management and leasing expenses                                     65,377
          Other operating expenses                                           230,156
                                                                          ----------
                                                                             845,699
                                                                          ----------
       Net income                                                         $  626,672
                                                                          ==========

       Occupied percentage                                                       100%
                                                                          ==========

       Company's ownership percentage                                            100%
                                                                          ==========

       Cash generated to the Company                                      $1,134,678
                                                                          ==========

       Net income generated to the Company                                $  626,672
                                                                          ==========

Since the Motorola Building was purchased in March 2000, comparable income and expense figures for the prior year are not available. Under the terms of the ground lease, Price-Elliott Research Park is responsible for the property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                 Siemens Building/Fund XII-REIT Joint Venture

                                                                         Nine Months
                                                                      ----------------
                                                                            Ended
                                                                      ----------------
                                                                         December 31,
                                                                      ----------------
                                                                             2000
                                                                      ----------------
       Revenues:
          Rental income                                                    $974,796
          Interest income                                                     2,069
                                                                           --------
                                                                            976,865
                                                                           --------
       Expenses:
          Depreciation                                                      324,732
          Management and leasing expenses                                    32,756
          Operating costs, net of reimbursements                              5,127
                                                                           --------
                                                                            362,615
                                                                           --------
       Net income                                                          $614,250
                                                                           ========

       Occupied percentage                                                      100%
                                                                           ========

       Company's ownership percentage                                          46.8%
                                                                           ========

       Cash distributed to the Company                                     $401,330
                                                                           ========

       Net income allocated to the Company                                 $305,060
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

                              The Avnet Building

                                                                         Seven Months
                                                                       ----------------
                                                                            Ended
                                                                       ----------------
                                                                         December 31,
                                                                       ----------------
                                                                             2000
                                                                       ----------------
       Revenues:
          Rental income                                                    $975,485
                                                                           --------
       Expenses:
          Depreciation                                                      315,153
          Management and leasing expenses                                    38,711
          Other operating expenses                                          138,921
                                                                           --------
                                                                            492,785
                                                                           --------
       Net income                                                          $482,700
                                                                           ========

       Occupied percentage                                                      100%
                                                                           ========

       Company's ownership percentage                                           100%
                                                                           ========

       Cash generated to the Company                                       $661,454
                                                                           ========

       Net income generated to the Company                                 $482,700
                                                                           ========

Since the Avent Building was purchased in June 2000, comparable income and expense figures for the prior year are not available. Under the terms of the ground lease, Price-Elliott Research Park is responsible for property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                              The Delphi Building

                                                                         Seven Months
                                                                       ----------------
                                                                            Ended
                                                                       ----------------
                                                                         December 31,
                                                                       ----------------
                                                                             2000
                                                                       ----------------
       Revenues:
          Rental income                                                   $1,049,151
                                                                          ----------
       Expenses:
          Depreciation                                                       458,563
          Management and leasing expenses                                     43,852
          Other operating expenses                                            12,633
                                                                          ----------
                                                                             515,048
                                                                          ----------
       Net income                                                         $  534,103
                                                                          ==========

       Occupied percentage                                                       100%
                                                                          ==========

       Company's ownership percentage                                            100%
                                                                          ==========

       Cash generated to the Company                                      $  918,010
                                                                          ==========

       Net income generated to the Company                                $  534,103
                                                                          ==========

Since the Delphi Building was purchased in June 2000, comparable income and expense figures for the prior year are not available. The Delphi Building incurred property taxes of $175,966 for 2000.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

            The Quest Building (formerly the Bake Parkway Building)
                        Fund VIII-IX-REIT Joint Venture

                                                                           Six Months
                                                                         --------------
                                                                             Ended
                                                                         --------------
                                                                          December 31,
                                                                         --------------
                                                                              2000
                                                                         --------------
       Revenues:
          Rental income                                                     $563,049
                                                                            --------
       Expenses:
          Depreciation                                                       187,891
          Management and leasing expenses                                     54,396
          Other operating expenses                                            10,869
                                                                            --------
                                                                             235,156
                                                                            --------
       Net income                                                           $309,893
                                                                            ========

       Occupied percentage                                                     100.0%
                                                                            ========

       Company's ownership percentage                                           15.7%
                                                                            ========

       Cash distributed to the Company                                      $ 30,447
                                                                            ========

       Net income allocated to the Company                                  $ 24,887
                                                                            ========

On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. (the "Fund VIII-IX Joint Venture"). On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Quest Building (formerly the Bake Parkway Building) to the Fund VIII-IX-REIT Joint Venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

A 42-month lease for the entire Quest Building has been signed by Quest Software, Inc. Occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded by the Company. The Company began participating in cash distributions and net income on July 1, 2000. Property taxes are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                      The Alstom Power Richmond Building

                                                                          Six Months
                                                                       ----------------
                                                                            Ended
                                                                       ----------------
                                                                        September 30,
                                                                       ----------------
                                                                             2000
                                                                       ----------------
       Revenues:
          Rental income                                                    $533,309
                                                                           --------
       Expenses:
          Depreciation                                                      302,713
          Management and leasing expenses                                    81,049
          Other operating expenses                                           (9,678)
                                                                           --------
                                                                            374,084
                                                                           --------
       Net income                                                          $159,225
                                                                           ========

       Occupied percentage                                                      100%
                                                                           ========

       Company's ownership percentage                                           100%
                                                                           ========

       Cash generated to the Company                                       $497,469
                                                                           ========

       Net income generated to the Company                                 $159,225
                                                                           ========

Since the Alstom Building was completed in July 2000, comparable income and expense figures for the prior period are not available. The Alstom Building incurred property taxes of $27,037 for 2000.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                       The Motorola-New Jersey Building

                                                                          Two Months
                                                                       ----------------
                                                                             Ended
                                                                       ----------------
                                                                         December 31,
                                                                       ----------------
                                                                             2000
                                                                       ----------------
       Revenues:
          Rental income                                                    $573,520
                                                                           --------
       Expenses:
          Depreciation                                                      114,250
          Management and leasing expenses                                    24,933
          Other operating expenses                                           14,608
                                                                           --------
                                                                            153,791
                                                                           --------
       Net income                                                          $419,729
                                                                           ========

       Occupied percentage                                                      100%
                                                                           ========

       Company's ownership percentage                                           100%
                                                                           ========

       Cash generated to the Company                                       $523,264
                                                                           ========

       Net income generated to the Company                                 $419,729
                                                                           ========

Since the Motorola building was purchased in November 2000, comparable income and expense figures for the prior year are not available. Property taxes are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                        The Metris Minnetonka Building

                                                                          One Month
                                                                       ----------------
                                                                            Ended
                                                                       ----------------
                                                                         December 31,
                                                                       ----------------
                                                                             2000
                                                                       ----------------
       Revenues:
          Rental income                                                    $146,680
                                                                           --------
       Expenses:
          Depreciation                                                      150,507
          Other operating expenses                                          (38,450)
                                                                           --------
                                                                            112,057
                                                                           --------
       Net income                                                          $ 34,623
                                                                           ========

       Occupied percentage                                                      100%
                                                                           ========

       Company's ownership percentage                                           100%
                                                                           ========

       Cash generated to the Company                                       $195,487
                                                                           ========

       Net income generated to the Company                                 $ 34,623
                                                                           ========

Since the Metris Minnetonka Building was purchased in December 2000, comparable income and expense figures for the prior year are not available. The Metris Minnetonka Building incurred property taxes of $1,669 for 2000.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                        The Stone and Webster Building

                                                                          One Month
                                                                       ----------------
                                                                            Ended
                                                                       ----------------
                                                                         December 31,
                                                                       ----------------
                                                                             2000
                                                                       ----------------
       Revenues:
          Rental income                                                    $197,035
                                                                           --------
       Expenses:
          Depreciation                                                      126,383
          Other operating expenses                                            6,389
                                                                           --------
                                                                            132,772
                                                                           --------
       Net income                                                          $ 64,263
                                                                           ========

       Occupied percentage                                                      100%
                                                                           ========

       Company's ownership percentage                                           100%
                                                                           ========

       Cash generated to the Company                                       $197,035
                                                                           ========

       Net income generated to the Company                                 $ 64,263
                                                                           ========

Since the Stone and Webster Building was purchased in December 2000, comparable income and expense figures for the prior year are not available. The Stone and Webster Building incurred property taxes of $6,389 for 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's accountants or other reportable events during 2000.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 27, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 27, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 27, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 27, 2001.

                                    PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-34 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.  Financial statement Schedule III

       Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) The Company filed a Current Report on Form 8-K dated December 21, 2000 and an Amendment No. 1 to Current Report on Form 8-K/A dated December 21, 2000, reporting the acquisitions of the Stone &Webster Building located in Houston, Texas and the Metris Minnetonka Building located in Minnetonka, Minnesota.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a) 2 above.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2001.

                                        Wells Real Estate Investment Trust, Inc.
                                        (Registrant)

                                        By:   /s/Leo F. Wells, III
                                              ---------------------------
                                              Leo F. Wells, III
                                        President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

           Signature                                     Title                                  Date
------------------------------        -------------------------------------------     -----------------------
/s/Leo F. Wells, III
------------------------------
Leo F. Wells, III                     President and Director                                March 28, 2001
                                      (Principal Executive Officer)

/s/Walter W. Sessoms
------------------------------
Walter W. Sessoms                     Director                                              March 28, 2001

/s/John L. Bell
------------------------------
John L. Bell                          Director                                              March 28, 2001

/s/Richard W. Carpenter
------------------------------
Richard W. Carpenter                  Director                                              March 28, 2001

/s/Bud Carter
------------------------------
Bud Carter                            Director                                              March 28, 2001

/s/Donald S. Moss
------------------------------
Donald S. Moss                        Director                                              March 28, 2001

/s/Neil H. Strickland
------------------------------
Neil H. Strickland                    Director                                              March 28, 2001

/s/Williams H. Keogler, Jr.
------------------------------
William H. Keogler, Jr.               Director                                              March 28, 2001

/s/Douglas P. Williams
------------------------------
Douglas P. Williams                   Executive Vice President                              March 28, 2001
                                      (Principal Financial and Accounting
                                      Officer)

                          INDEX TO FINANCIAL STATEMENTS

                               Financial Statements                                     Page
-------------------------------------------------------------------------------       --------
Independent Auditors' Report                                                             F2

Balance Sheets as of December 31, 2000 and 1999                                          F3

Statements of Income for the Years ended December 31, 2000, 1999 and 1998                F4

Statements of Partners' Capital for the Years Ended December 31, 2000, 1999 and
  1998                                                                                   F5

Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998            F6

Notes to Financial Statements for December 31, 2000, 1999 and 1998                       F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Investment Trust, Inc.:


We have audited the accompanying consolidated balance sheets of WELLS REAL ESTATE INVESTMENT TRUST, INC. (a Maryland corporation) AND SUBSIDIARY as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Investment Trust, Inc. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 2000 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 30, 2001

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999


                                          ASSETS
                                                                                2000                 1999
                                                                            ------------         ------------
REAL ESTATE ASSETS, at cost:
   Land                                                                     $ 46,237,812         $ 14,500,822
   Building, less accumulated depreciation of $9,469,653 and
     $1,726,102 at December 31, 2000 and 1999, respectively                  287,862,655           81,507,040
   Construction in progress                                                    3,357,720           12,561,459
                                                                            ------------         ------------
          Total real estate assets                                           337,458,187          108,569,321

INVESTMENT IN JOINT VENTURES                                                  44,236,597           29,431,176

CASH AND CASH EQUIVALENTS                                                      4,298,301            2,929,804

ACCOUNTS RECEIVABLE                                                            3,356,428              898,704

DEFERRED LEASE ACQUISITION COSTS                                               1,890,332                    0

DEFERRED OFFERING COSTS                                                        1,291,376              964,941

DEFERRED PROJECT COSTS                                                           550,256               28,093

DUE FROM AFFILIATES                                                              734,286              648,354

PREPAID EXPENSES AND OTHER ASSETS, net                                         4,734,583              381,897
                                                                            ------------         ------------
          Total assets                                                      $398,550,346         $143,852,290
                                                                            ============         ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Notes payable                                                            $127,663,187         $ 23,929,228
   Accounts payable and accrued expenses                                       2,166,387              224,721
   Deferred rental income                                                        381,194              236,579
   Dividends payable                                                           1,025,010            2,166,701
   Due to affiliate                                                            1,772,956            1,079,466
                                                                            ------------         ------------
          Total liabilities                                                  133,008,734           27,636,695
                                                                            ------------         ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNIT HOLDER IN OPERATING PARTNERSHIP                        200,000              200,000
                                                                            ------------         ------------
SHAREHOLDERS' EQUITY:
   Common shares, $.01 par value; 125,000,000 shares
     authorized, 31,509,807 shares issued and 31,368,510
     shares outstanding at December 31, 2000, and
     13,471,085 shares issued and
     outstanding at December 31, 1999                                            315,097              134,710
   Additional paid-in capital                                                266,439,484          115,880,885
   Treasury stock, at cost, 141,297 shares at December 31, 2000
     and 0 shares at December 31, 1999                                        (1,412,969)                   0
                                                                            ------------         ------------
          Total shareholders' equity                                         265,341,612          116,015,595
                                                                            ------------         ------------
Total liabilities and shareholders' equity                                  $398,550,346         $143,852,290
                                                                            ============         ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                              2000          1999         1998
                                                           -----------   ----------    ---------
REVENUES:
   Rental income                                           $20,505,000   $4,735,184    $  20,994
   Equity in income of joint ventures                        2,293,873    1,243,969      263,315
   Interest income                                             520,924      502,993      110,869
   Other income                                                 53,409       13,249            0
                                                           -----------   ----------    ---------
                                                            23,373,206    6,495,395      395,178
                                                           -----------   ----------    ---------
EXPENSES:
   Depreciation                                              7,743,551    1,726,103            0
   Interest expense                                          3,966,902      442,029       11,033
   Amortization of deferred financing costs                    232,559        8,921            0
   Operating costs, net of reimbursements                      888,091      (74,666)           0
   Management and leasing fees                               1,309,974      257,744            0
   General and administrative                                  426,680      123,776       29,943
   Legal and accounting                                        240,209      115,471       19,552
   Computer costs                                               12,273       11,368          616
                                                           -----------   ----------    ---------
                                                            14,820,239    2,610,746       61,144
                                                           -----------   ----------    ---------
NET INCOME                                                 $ 8,552,967   $3,884,649    $ 334,034
                                                           ===========   ==========    =========
EARNINGS PER SHARE:
   Basic and diluted                                       $      0.40   $     0.50    $    0.40
                                                           ===========   ==========    =========


   The accompanying notes are an integral part of these consolidated balance sheets.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                      Common Stock           Additional                    Treasury Stock          Total
                                  ---------------------       Paid-In        Retained  ----------------------   Shareholders'
                                    Shares      Amount        Capital        Earnings    Shares      Amount       Equity
                                  ----------  ---------    -------------   ----------- ---------   ----------   -------------
BALANCE, December 31, 1997               100  $        1   $         999   $         0 $       0   $         0  $       1,000
   Issuance of common stock        3,154,036      31,540      31,508,820             0         0             0     31,540,360
   Net income                              0           0               0       334,034         0             0        334,034
   Dividends ($.31 per share)              0           0        (511,163)            0         0             0       (511,163)
   Sales commissions                       0           0      (2,996,334)            0         0             0     (2,996,334)
   Other offering expenses                 0           0        (946,210)            0         0             0       (946,210)
                                  ----------  ----------   -------------   ----------- ---------   -----------  -------------
BALANCE, December 31, 1998         3,154,136      31,541      27,056,112       334,034         0             0     27,421,687

   Issuance of common stock       10,316,949     103,169     103,066,321             0         0             0    103,169,490
   Net income                              0           0               0     3,884,649         0             0      3,884,649
   Dividends ($.70 per share)              0           0      (1,346,240)   (4,218,683)        0             0     (5,564,923)
   Sales commissions                       0           0      (9,801,197)            0         0             0     (9,801,197)
   Other offering expenses                 0           0      (3,094,111)            0         0             0     (3,094,111)
                                  ----------  ----------   -------------   ----------- ---------   -----------  -------------
BALANCE, December 31, 1999        13,471,085     134,710     115,880,885             0         0             0    116,015,595

   Issuance of common stock       18,038,722     180,387     180,206,833             0         0             0    180,387,220
   Treasury stock purchased                0           0               0             0  (141,297)   (1,412,969)    (1,412,969)
   Net income                              0           0               0     8,552,967         0             0      8,552,967
   Dividends ($.73 per share)              0           0      (7,276,452)   (8,552,967)        0             0    (15,829,419)
   Sales commissions                       0           0     (17,002,554)            0         0             0    (17,002,554)
   Other offering expenses                 0           0      (5,369,228)            0         0             0     (5,369,228)
                                  ----------  ----------   -------------   ----------- ---------   -----------  -------------
BALANCE, December 31, 2000        31,509,807  $  315,097   $ 266,439,484   $         0 $(141,297)  $(1,412,969) $ 265,341,612
                                  ==========  ==========   =============   =========== =========   ===========  =============

 The accompanying notes are an integral part of these consolidated statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                          2000            1999           1998
                                                          ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $    8,552,967    $   3,884,649  $    334,034
                                                    --------------    -------------  ------------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
       Equity in income of joint ventures               (2,293,873)      (1,243,969)     (263,315)
       Depreciation                                      7,743,551        1,735,024             0
       Amortization of deferred financing costs            232,559                0             0
       Changes in assets and liabilities:
          Accounts receivable                           (2,457,724)        (898,704)            0
          Due from affiliates                             (435,600)               0             0
          Prepaid expenses and other assets, net        (6,475,577)         149,501      (540,319)
          Accounts payable and accrued expenses          1,941,666           36,894       187,827
          Deferred rental income                           144,615          236,579             0
          Due to affiliates                                367,055          108,301         6,224
                                                    --------------    -------------  ------------
            Total adjustments                           (1,233,328)         123,626      (609,583)
                                                    --------------    -------------  ------------
            Net cash provided by (used in)
              operating activities                       7,319,639        4,008,275      (275,549)
                                                    --------------    -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in real estate                          (231,518,138)     (85,514,506)  (21,299,071)
   Investment in joint ventures                        (15,063,625)     (17,641,211)  (11,276,007)
   Deferred project costs paid                          (6,264,098)      (3,610,967)   (1,103,913)
   Distributions received from joint ventures            3,529,401        1,371,728       178,184
                                                    --------------    -------------  ------------
            Net cash used in investing
              activities                              (249,316,460)    (105,394,956)  (33,500,807)
                                                    --------------    -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                         187,633,130       40,594,463    14,059,930
   Repayments of notes payable                         (83,899,171)     (30,725,165)            0
   Dividends paid to shareholders                      (16,971,110)      (3,806,398)     (102,987)
   Issuance of common stock                            180,387,220      103,169,490    31,540,360
   Treasury stock purchased                             (1,412,969)               0             0
   Sales commissions paid                              (17,002,554)      (9,801,197)   (2,996,334)
   Other offering costs paid                            (5,369,228)      (3,094,111)     (946,210)
                                                    --------------    -------------  ------------
            Net cash provided by financing
              activities                               243,365,318       96,337,082    41,554,759
                                                    --------------    -------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           1,368,497       (5,049,599)    7,778,403
CASH AND CASH EQUIVALENTS, beginning of year             2,929,804        7,979,403       201,000
                                                    --------------    -------------  ------------
CASH AND CASH EQUIVALENTS, end of year              $    4,298,301    $   2,929,804  $  7,979,403
                                                    ==============    =============  ============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
     Deferred project costs applied to real
       estate assets                                $    5,114,279    $   3,183,239  $    298,608
                                                    ==============    =============  ============
     Deferred project costs contributed to
       joint ventures                               $      627,656    $     735,056  $    469,884
                                                    ==============    =============  ============

     Deferred offering costs due to affiliate       $      326,435    $     416,212  $          0
                                                    ==============    =============  ============

 The accompanying notes are an integral part of these consolidated statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000,1999, AND 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Wells Real Estate Investment Trust, Inc. (the "Company") is a Maryland corporation that qualifies as a real estate investment trust ("REIT"). The Company is conducting an offering for the sale of a maximum of 125,000,000 (exclusive of 10,000,000 shares available pursuant to the Company's dividend reinvestment plan) shares of common stock, $.01 par value per share, at a price of $10 per share. The Company will seek to acquire and operate commercial properties, including, but not limited to, office buildings, shopping centers, business and industrial parks, and other commercial and industrial properties, including properties which are under construction, are newly constructed, or have been constructed and have operating histories. All such properties may be acquired, developed, and operated by the Company alone or jointly with another party. The Company is likely to enter into one or more joint ventures with affiliated entities for the acquisition of properties. In connection with this, the Company may enter into joint ventures for the acquisition of properties with prior or future real estate limited partnership programs sponsored by Wells Capital, Inc. (the "Advisor") or its affiliates.

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

     The Operating Partnership owns the following properties directly: (i) the PricewaterhouseCoopers property (the "PwC Building"), a four-story office building located in Tampa, Florida; (ii) the AT&T Building, a four-story office building located in Harrisburg, Pennsylvania; (iii) the Marconi Data Systems property (the "Marconi Building"), a two-story office building located in Wood Dale, Illinois; (iv) the Cinemark Building, a five-story office building located in Plano, Texas; (v) the Matsushita Building, a two-story office building located in Lake Forest, California; (vi) the ASML Building, a two-story office building located in Tempe, Arizona; (vii) the Motorola Tempe Building, a two-story office building located in Tempe, Arizona; (viii) the Dial Building, a two-story office building located in Scottsdale, Arizona; (ix) the Delphi Building, a three-story office building located in Troy, Michigan; (x) the Avnet Building, a two-story office building located in Tempe, Arizona; (xi) the Metris Oklahoma Building, a three-story office building located in Tulsa, Oklahoma; (xii) the Alstom Power-Richmond Building, a four-story office building located in Richmond, Virginia; (xiii) the Motorola Plainfield Building, a three-story office building located in South Plainfield, New Jersey; (xiv) the Stone & Webster Building, a six-story office building located in Houston, Texas; and (xv) the Metris Minnetonka Building, a nine-story office building located in Minnetonka, Minnesota.

     The Company owns an interest in one property through a joint venture between the Operating Partnership, Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), which is referred to as the Fund VIII, IX, and REIT Joint Venture. The Company also owns interests in several properties through a joint venture between the Operating Partnership, Wells Fund IX, Wells Real Estate Fund X, L.P. ("Wells Fund X"), and Wells Real Estate Fund XI, L.P. ("Wells Fund XI"). This joint venture is referred to as the Fund IX, Fund X, Fund XI, and REIT Joint Venture ("Fund IX, X, XI, and REIT Joint Venture"). The Company owns two properties through joint venture between the Operating Partnership and Fund X and XI Associates, a joint venture between Wells Fund X and Wells Fund XI. In addition, the Company owns an interest in several properties through a joint venture between Wells Fund XI, Wells Real Estate Fund XII, L.P. ("Wells Fund XII"), and the Operating Partnership, which is referred to as the Fund XI, XII, and REIT Joint Venture. The Company also owns two properties through a joint venture between Wells Fund XII and the Operating Partnership, which is referred to as the Fund XII and REIT Joint Venture.

     Through its investment in the Fund VIII, IX, and REIT Joint Venture, the Company owns an interest in a two-story office building in Orange County, California (the "Quest Building").

     The following properties are owned by the Company through its investment in the Fund IX, X, XI, and REIT Joint Venture: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power Building," formerly the ABB Building), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story warehouse facility in Ogden, Utah (the "Iomega Building"), and (v) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building," formerly the Lucent Technologies Building).

     Through its investment in joint ventures with Fund X and XI Associates, the Company owns interests in the following properties: (i) a one-story office and warehouse building in Fountain Valley, California (the "Cort Furniture Building") owned by Wells/Orange County Associates and (ii) a warehouse and office building in Fremont, California (the "Fairchild Building") owned by Wells/Fremont Associates.

     The following properties are owned by the Company through its investment in the Fund XI, XII, and REIT Joint Venture: (i) a two-story manufacturing and office building in Greenville County, South Carolina (the "EYBL CarTex Building"), (ii) a three-story office building Leawood, Kansas (the "Sprint Building"), (iii) an office and warehouse building in Chester County, Pennsylvania (the "Johnson Matthey Building"), and (iv) a two-story office building in Ft. Myers, Florida (the "Gartner Building").

     Through its investment in the Fund XII and REIT Joint Venture, the Company owns interests in the following properties: (i) a three-story office building in Troy, Michigan (the "Siemens Building"), and (ii) a one-story office building and a two-story office building in Oklahoma City, Oklahoma (collectively referred to as the "AT&T Call Center Buildings").

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

     Income Taxes

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1998. As a result, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% (90% beginning in 2001) of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Additionally, the Operating Partnership is not subject to federal or state income taxes. Accordingly, no provision has been made for federal or state income taxes in the accompanying consolidated financial statements for the years ended December 31, 2000 and 1999.

     Real Estate Assets

     Real estate assets held by the Company and joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repair and maintenance are expensed as incurred.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Company or the joint ventures as of December 31, 2000.

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

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

Investment in Joint Ventures

          Basis of Presentation

          The Operating Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Operating Partnership's investment in the joint ventures is recorded using the equity method of accounting.

          Partners' Distributions and Allocations of Profit and Loss

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

2.   DEFERRED PROJECT COSTS

     The Company paid a percentage of shareholder contributions to the Advisor for acquisition and advisory services. These payments, as stipulated in the prospectus, can be up to 3.5% of shareholder contributions, subject to certain overall limitations contained in the prospectus. Aggregate fees paid through December 31, 2000 were $10,978,981 and amounted to 3.5% of shareholders' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures or real estate assets. Deferred project costs at December 31, 2000 and 1999 represent fees not yet applied to properties.

3.   DEFERRED OFFERING COSTS

     Offering expenses, to the extent they exceed 3% of gross offering proceeds, will be paid by the Advisor and not by the Company. Offering expenses do not include sales or underwriting commissions but do include such costs as legal and accounting fees, printing costs, and other offering expenses.

     As of December 31, 2000, the Advisor paid offering expenses on behalf of the Company in the aggregate amount of $10,700,925, of which the Advisor was reimbursed $9,409,549, which did not exceed the 3% limitation. The unpaid portion of deferred offering costs is $1,291,376 and is included in due to affiliate in the accompanying balance sheet.

4.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2000 represents the Operating Partnership's share of the cash to be distributed from its joint venture investments for the fourth quarter of 2000 and 1999 as follows:


                                                              2000       1999
                                                           ---------   ---------
          Fund VIII, IX, and REIT Joint Venture            $  21,605   $       0
          Fund IX, X, XI, and REIT Joint Venture              12,781      32,079
          Wells/Orange County Associates                      24,583      75,953
          Wells/Fremont Associates                            53,974     152,681
          Fund XI, XII, and REIT Joint Venture               136,648     387,641
          Fund XII and REIT Joint Venture                     49,094           0
          The Advisor                                         10,995           0
          Cinemark Building                                  424,606           0
                                                           ---------   ---------
                                                           $ 734,286   $ 648,354
                                                           =========   =========

The Company entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the Advisor. In consideration for supervising the management and leasing of the Operating Partnership's properties, the Operating Partnership will pay Wells Management management and leasing fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease, or (b) 0.6% of the net asset value of the properties (excluding vacant properties) owned by the Company, calculated on an annual basis plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent.

The Operating Partnership's portion of the management and leasing fees and lease acquisition costs paid to Wells Management, both directly and at the joint venture level, were $1,111,748, $336,517, and $0 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

5.   INVESTMENT IN JOINT VENTURES

     The Operating Partnership's investment and percentage ownership in joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                             2000                    1999
                                                   ------------------------  ----------------------
                                                      Amount       Percent     Amount      Percent
                                                   ------------  ----------  -----------  ---------
     Fund VIII, IX, and REIT Joint Venture         $  1,276,551      16%     $         0       0%
     Fund IX, X, XI, and REIT Joint Venture           1,339,636       4        1,388,884       4
     Wells/Orange County Associates                   2,827,607      44        2,893,112      44
     Wells/Fremont Associates                         6,791,287      78        6,988,210      78
     Fund XI, XII, and REIT Joint Venture            17,688,615      57       18,160,970      57
     Fund XII and REIT Joint Venture                 14,312,901      47                0       0
                                                   ------------              -----------
                                                   $ 44,236,597              $29,431,176
                                                   ============              ===========

     The following is a rollforward of the Operating Partnership's investment in joint ventures for the years ended December 31, 2000 and 1999:


                                                                  2000          1999
                                                              -----------    -----------
          Investment in joint ventures, beginning of year     $29,431,176    $11,568,677
             Equity in income of joint ventures                 2,293,873      1,243,969
             Contributions to joint ventures                   15,691,281     18,376,267
             Distributions from joint ventures                 (3,179,733)    (1,757,737)
                                                              -----------    -----------
          Investment in joint ventures, end of year           $44,236,597    $29,431,176
                                                              -----------    -----------

Fund VIII, IX, and REIT Joint Venture

On June 15, 2000, Fund VIII and IX Associated entered into a joint venture with Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties.

On July 1, 2000, Fund VIII and IX contributed the Quest Building to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre trace of land in Irvine, California.

Following are the financial statements for Fund VIII, IX, and REIT Joint
Venture:

                     Fund VIII, IX, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 2000



                                    Assets

Real estate assets, at cost:
   Land                                                                             $2,220,993
   Building and improvements, less accumulated depreciation of $187,891              5,408,892
                                                                                   ------------
           Total real estate assets                                                  7,629,885
Cash and cash equivalents                                                              170,664
Accounts receivable                                                                    197,802
Prepaid expenses and other assets                                                      283,864
                                                                                   ------------
           Total assets                                                             $8,282,215
                                                                                   ============


                       Liabilities and Partners' Capital

Liabilities:
   Partnership distributions payable                                                $  170,664
                                                                                   ------------
Partners' capital:
   Fund VIII and IX Associates                                                       6,835,000
   Wells Operating Partnership, L.P.                                                 1,276,551
                                                                                   ------------
           Total partners' capital                                                   8,111,551
                                                                                   ------------
           Total liabilities and partners' capital                                  $8,282,215
                                                                                   ============

                     Fund VIII, IX, and REIT Joint Venture
                           (A Georgia Joint Venture)
                              Statement of Income
                  for the Six Months Ended December 31, 2000


Revenues:
   Rental income                                                               $563,049
                                                                              ----------
Expenses:
   Depreciation                                                                 187,891
   Management and leasing fees                                                   54,395
   Property administration expenses                                               5,692
   Operating costs, net of reimbursements                                         5,178
                                                                              ----------
                                                                                253,156
                                                                              ----------
Net income                                                                     $309,893
                                                                              ==========

Net income allocated to Fund VIII and IX Associates                            $285,006
                                                                              ==========

Net income allocated to Wells Operating Partnership, L.P.                      $ 24,887
                                                                              ==========

                     Fund VIII, IX, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statement of Partners' Capital
                  for the Six Months Ended December 31, 2000


                                             Fund VIII         Wells          Total
                                               and IX         Operating      Partners'
                                             Associates   Partnership, L.P.   Capital
                                           ------------   -----------------  ----------
                                             $                               $
Balance, July 1, 2000                                 0       $        0              0
   Net income                                   285,006           24,887        309,893
   Partnership contributions                  6,857,889        1,282,111      8,140,000
   Partnership distributions                   (307,895)         (30,447)      (338,342)
                                           ------------     ------------     ----------
Balance, December 31, 2000                   $6,835,000       $1,276,551     $8,111,551
                                           ============     ============     ==========

                     Fund VIII, IX, and REIT Joint Venture
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                  for the Six Months Ended December 31, 2000

Cash flows from operating activities:
   Net income                                                                      $   309,893
                                                                                   -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                   187,891
        Changes in assets and liabilities:
           Accounts receivable                                                        (197,802)
           Prepaid expenses and other assets                                          (283,864)
                                                                                   -----------
              Total adjustments                                                       (293,775)
                                                                                   -----------
              Net cash provided by operating activities                                 16,118
                                                                                   -----------
Cash flows from investing activities:
   Investment in real estate                                                          (959,887)
Cash flows from financing activities:                                              -----------
   Contributions from joint venture partners                                         1,282,111
   Distributions to joint venture partners                                            (167,678)
                                                                                   -----------
              Net cash provided by financing activities                              1,114,433
                                                                                   -----------
Net increase in cash and cash equivalents                                              170,664
Cash and cash equivalents, beginning of period                                               0
                                                                                   -----------
Cash and cash equivalents, end of year                                             $   170,664
                                                                                   ===========
Supplemental disclosure of noncash activities:
   Real estate contribution received from joint venture partner                    $ 6,857,889
                                                                                   ===========

Fund IX, X, XI, and REIT Joint Venture

On March 20, 1997, Wells Fund IX and Wells Fund X entered into a joint venture agreement. The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, Wells Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power Building, to the Fund IX and X Associates joint venture. A 84,404-square-foot, three-story building was constructed and commenced operations at the end of 1997.

On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Fund XI and the Operating Partnership. The joint venture was renamed the Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, known as the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund X purchased a one-story warehouse facility, known as the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX, X, XI, and REIT Joint Venture.

Following are the financial statements for the Fund IX, X, XI, and REIT Joint
Venture:

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                      2000          1999
                                                                  ------------   ------------
Real estate assets, at cost:
   Land                                                           $  6,698,020   $  6,698,020
   Building and improvements, less accumulated depreciation
      of $4,203,502 in 2000 and $2,792,068 in 1999                  28,594,768     29,878,541
                                                                  ------------   ------------
           Total real estate assets                                 35,292,788     36,576,561
Cash and cash equivalents                                            1,500,044      1,146,874
Accounts receivable                                                    422,243        554,965
Prepaid expenses and other assets                                      487,276        526,409
                                                                  ------------   ------------
           Total assets                                           $ 37,702,351   $ 38,804,809
                                                                  ============   ============

                            Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued liabilities                       $    568,517   $    613,574
   Refundable security deposits                                         99,279         91,340
   Due to affiliates                                                     9,595          6,379
   Partnership distributions payable                                   931,151        804,734
                                                                  ------------   ------------
           Total liabilities                                         1,608,542      1,516,027
                                                                  ------------   ------------
Partners' capital:
   Wells Real Estate Fund IX                                        14,117,803     14,590,626
   Wells Real Estate Fund X                                         17,445,277     18,000,869
   Wells Real Estate Fund XI                                         3,191,093      3,308,403
   Wells Operating Partnership, L.P.                                 1,339,636      1,388,884
                                                                  ------------   ------------
           Total partners' capital                                  36,093,809     37,288,782
                                                                  ------------   ------------
           Total liabilities and partners' capital                $ 37,702,351   $ 38,804,809
                                                                  ============   ============

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                2000         1999          1998
                                                            ------------ ------------  ------------
Revenues:
   Rental income                                             $4,198,388   $3,932,962   $ 2,945,980
   Other income                                                 116,129       61,312             0
   Interest income                                               73,676       58,768        20,438
                                                            ------------ ------------  ------------
                                                              4,388,193    4,053,042     2,966,418
                                                            ------------ ------------  ------------
Expenses:
   Depreciation                                               1,411,434    1,538,912     1,216,293
   Management and leasing fees                                  362,774      286,139       226,643
   Operating costs, net of reimbursements                      (154,001)     (43,501)     (140,506)
   Property administration expense                               78,420       63,311        34,821
   Legal and accounting                                          20,423       35,937        15,351
                                                            ------------ ------------  ------------
                                                              1,719,050    1,880,798     1,352,602
                                                            ------------ ------------  ------------
Net income                                                   $2,669,143   $2,172,244   $ 1,613,816
                                                            ============ ============  ============

Net income allocated to Wells Real Estate Fund IX            $1,045,094   $  850,072   $   692,116
                                                            ============ ============  ============

Net income allocated to Wells Real Estate Fund X             $1,288,629   $1,056,316   $   787,481
                                                            ============ ============  ============

Net income allocated to Wells Real Estate Fund XI            $  236,243   $  184,355   $    85,352
                                                            ============ ============  ============

Net income allocated to Wells Operating Partnership, L.P.    $   99,177   $   81,501   $    48,867
                                                            ============ ============  ============

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                                   Wells
                                   Wells Real      Wells Real    Wells Real      Operating          Total
                                     Estate          Estate        Estate       Partnership,      Partners'
                                     Fund IX         Fund X       Fund XI          L.P.            Capital
                                   -----------    -----------   -----------     -----------      -----------
Balance, December 31, 1997         $ 3,702,793    $ 3,662,803   $         0     $         0      $ 7,365,596
   Net income                          692,116        787,481        85,352          48,867        1,613,816
   Partnership contributions        11,771,312     15,613,477     2,586,262       1,480,741       31,451,792
   Partnership distributions        (1,206,121)    (1,356,622)     (150,611)        (86,230)      (2,799,584)
                                   -----------    -----------   -----------     -----------      -----------
Balance, December 31, 1998          14,960,100     18,707,139     2,521,003       1,443,378       37,631,620
   Net income                          850,072      1,056,316       184,355          81,501        2,172,244
   Partnership contributions           198,989              0       911,027               0        1,110,016
   Partnership distributions        (1,418,535)    (1,762,586)     (307,982)       (135,995)      (3,625,098)
                                   -----------    -----------   -----------     -----------      -----------
Balance, December 31, 1999          14,590,626     18,000,869     3,308,403       1,388,884       37,288,782
   Net income                        1,045,094      1,288,629       236,243          99,177        2,669,143
   Partnership contributions            46,122         84,317             0               0          130,439
   Partnership distributions        (1,564,039)    (1,928,538)     (353,553)       (148,425)      (3,994,555)
                                   -----------    -----------   -----------     -----------      -----------
Balance, December 31, 2000         $14,117,803    $17,445,277   $ 3,191,093     $ 1,339,636      $36,093,809
                                   ===========    ===========   ===========     ===========      ===========

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
           for the Years Ended December 31, 2000, and 1999, and 1998

                                                                2000         1999          1998
                                                            ------------ ------------  ------------
Cash flows from operating activities:
   Net income                                               $  2,669,143 $  2,172,244  $  1,613,816
                                                            ------------ ------------  ------------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                          1,411,434    1,538,912     1,216,293
         Changes in assets and liabilities:
           Accounts receivable                                   132,722     (421,708)      (92,745)
           Prepaid expenses and other assets                      39,133      (85,281)     (111,818)
           Accounts payable, accrued liabilities
              and refundable security deposits                   (37,118)     295,177        29,967
           Due to affiliates                                       3,216        1,973         1,927
                                                            ------------ ------------  ------------
              Total adjustments                                1,549,387    1,329,073     1,043,624
                                                            ------------ ------------  ------------
              Net cash provided by operating
                 activities                                    4,218,530    3,501,317     2,657,440
                                                            ------------ ------------  ------------
Cash flows from investing activities:
   Investment in real estate                                    (127,661)    (930,401)  (24,788,070)
                                                            ------------ ------------  ------------
Cash flows from financing activities:
   Distributions to joint venture partners                    (3,868,138)  (3,820,491)   (1,799,457)
   Contributions received from partners                          130,439    1,066,992    24,970,373
                                                            ------------ ------------  ------------
              Net cash (used in) provided by
                 financing activities                         (3,737,699)  (2,753,499)   23,170,916
                                                            ------------ ------------  ------------
Net increase (decrease) in cash and cash
   equivalents                                                   353,170     (182,583)    1,040,286
Cash and cash equivalents, beginning of year                   1,146,874    1,329,457       289,171
                                                            ------------ ------------  ------------
Cash and cash equivalents, end of year                      $  1,500,044 $  1,146,874  $  1,329,457
                                                            ============ ============  ============
Supplemental disclosure of noncash activities:
   Deferred project costs contributed to joint
      venture                                               $          0 $     43,024  $  1,470,780
                                                            ============ ============  ============
   Contribution of real estate assets to joint
      venture                                               $          0 $          0  $  5,010,639
                                                            ============ ============  ============

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

Following are the financial statements for Wells/Orange County Associates:

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999



                                                                         2000         1999
                                    Assets                            ----------   ----------
Real estate assets, at cost:
   Land                                                               $2,187,501   $2,187,501
   Building, less accumulated depreciation of $465,216 in 2000
      and $278,652 in 1999                                             4,198,899    4,385,463
                                                                      ----------   ----------
           Total real estate assets                                    6,386,400    6,572,964
Cash and cash equivalents                                                119,038      176,666
Accounts receivable                                                       99,154       49,679
                                                                      ----------   ----------
           Total assets                                               $6,604,592   $6,799,309
                                                                      ==========   ==========

                         Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                   $    1,000   $        0
   Partnership distributions payable                                     128,227      173,935
                                                                      ----------   ----------
           Total liabilities                                             129,227      173,935
                                                                      ----------   ----------
Partners' capital:
   Wells Operating Partnership, L.P.                                   2,827,607    2,893,112
   Fund X and XI Associates                                            3,647,758    3,732,262
                                                                      ----------   ----------
           Total partners' capital                                     6,475,365    6,625,374
                                                                      ----------   ----------
           Total liabilities and partners' capital                    $6,604,592   $6,799,309
                                                                      ==========   ==========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                2000        1999        1998
                                                              --------    --------    --------
Revenues:
   Rental income                                              $795,545    $795,545    $331,477
   Interest income                                                   0           0         448
                                                              --------    --------    --------
                                                               795,545     795,545     331,925
                                                              --------    --------    --------
Expenses:
   Depreciation                                                186,564     186,565      92,087
   Management and leasing fees                                  30,915      30,360      12,734
   Operating costs, net of reimbursements                        5,005      22,229       2,288
   Interest                                                          0           0      29,472
   Legal and accounting                                          4,100       5,439       3,930
                                                              --------    --------    --------
                                                               226,584     244,593     140,511
                                                              --------    --------    --------
Net income                                                    $568,961    $550,952    $191,414
                                                              ========    ========    ========

Net income allocated to Wells Operating Partnership, L.P.     $248,449    $240,585    $ 91,978
                                                              ========    ========    ========

Net income allocated to Fund X and XI Associates              $320,512    $310,367    $ 99,436
                                                              ========    ========    ========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998


                                                           Wells
                                                         Operating      Fund X        Total
                                                       Partnership,     and XI      Partners'
                                                           L.P.       Associates     Capital
                                                       ------------  ------------  ------------
Balance, December 31, 1997                             $         0   $         0   $         0
   Net income                                               91,978        99,436       191,414
   Partnership contributions                             2,991,074     3,863,272     6,854,346
   Partnership distributions                              (124,435)     (145,942)     (270,377)
                                                       ------------  ------------  ------------
Balance, December 31, 1998                               2,958,617     3,816,766     6,775,383
   Net income                                              240,585       310,367       550,952
   Partnership distributions                              (306,090)     (394,871)     (700,961)
                                                       ------------  ------------  ------------
Balance, December 31, 1999                               2,893,112     3,732,262     6,625,374
   Net income                                              248,449       320,512       568,961
   Partnership distributions                              (313,954)     (405,016)     (718,970)
                                                       ------------  ------------  ------------
Balance, December 31, 2000                             $ 2,827,607   $ 3,647,758   $ 6,475,365
                                                       ============  ============  ============

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                               2000          1999         1998
                                                            ----------    ----------   -----------
Cash flows from operating activities:
   Net income                                               $  568,961    $  550,952   $   191,414
                                                            ----------    ----------   -----------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                          186,564       186,565        92,087
         Changes in assets and liabilities:
           Accounts receivable                                 (49,475)      (36,556)      (13,123)
           Accounts payable                                      1,000        (1,550)        1,550
                                                            ----------    ----------   -----------
              Total adjustments                                138,089       148,459        80,514
                                                            ----------    ----------   -----------
              Net cash provided by operating activities        707,050       699,411       271,928
                                                            ----------    ----------   -----------
Cash flows from investing activities:
   Investment in real estate                                         0             0    (6,563,700)
                                                            ----------    ----------   -----------
Cash flows from financing activities:
   Issuance of note payable                                          0             0     4,875,000
   Payment of note payable                                           0             0    (4,875,000)
   Distributions to partners                                  (764,678)     (703,640)      (93,763)
   Contributions received from partners                              0             0     6,566,430
                                                            ----------    ----------   -----------
              Net cash (used in) provided by financing
                 activities                                   (764,678)     (703,640)    6,472,667
                                                            ----------    ----------   -----------
Net (decrease) increase in cash and cash equivalents           (57,628)       (4,229)      180,895
Cash and cash equivalents, beginning of year                   176,666       180,895             0
                                                            ----------    ----------   -----------
Cash and cash equivalents, end of year                      $  119,038    $  176,666   $   180,895
                                                            ==========    ==========   ===========
Supplemental disclosure of noncash activities:
   Deferred project costs contributed to joint venture      $        0    $        0   $   287,916
                                                            ==========    ==========   ===========

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

Following are the financial statements for Wells/Fremont Associates:

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999



                                                                         2000          1999
                                    Assets                            ----------    ----------
Real estate assets, at cost:
   Land                                                               $2,219,251    $2,219,251
   Building, less accumulated depreciation of $713,773 in 2000
      and $428,246 in 1999                                             6,424,385     6,709,912
                                                                      ----------    ----------
           Total real estate assets                                    8,643,636     8,929,163
Cash and cash equivalents                                                 92,564       189,012
Accounts receivable                                                      126,433        92,979
                                                                      ----------    ----------
           Total assets                                               $8,862,633    $9,211,154
                                                                      ==========    ==========

                        Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                   $    3,016    $    2,015
   Due to affiliate                                                        7,586         5,579
   Partnership distributions payable                                      89,549       186,997
                                                                      ----------    ----------
           Total liabilities                                             100,151       194,591
                                                                      ----------    ----------
Partners' capital:
   Wells Operating Partnership, L.P.                                   6,791,287     6,988,210
   Fund X and XI Associates                                            1,971,195     2,028,353
                                                                      ----------    ----------
           Total partners' capital                                     8,762,482     9,016,563
                                                                      ----------    ----------
           Total liabilities and partners' capital                    $8,862,633    $9,211,154
                                                                      ==========    ==========

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                2000       1999        1998
                                                                ----       ----        ----
Revenues:
   Rental income                                               $902,946   $902,946    $401,058
   Interest income                                                    0          0       3,896
                                                               --------   --------    --------
                                                                902,946    902,946     404,954
                                                               ========   ========    ========
Expenses:
   Depreciation                                                 285,527    285,526     142,720
   Management and leasing fees                                   36,787     37,355      16,726
   Operating costs, net of reimbursements                        13,199     16,006       3,364
   Interest                                                           0          0      73,919
   Legal and accounting                                           4,300      4,885       6,306
                                                               --------   --------    --------
                                                                339,813    343,772     243,035
                                                               --------   --------    --------
Net income                                                     $563,133   $559,174    $161,919
                                                               ========   ========    ========

Net income allocated to Wells Operating Partnership, L.P.      $436,452   $433,383    $122,470
                                                               ========   ========    ========

Net income allocated to Fund X and XI Associates               $126,681   $125,791    $ 39,449
                                                               ========   ========    ========

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                             Wells
                                                           Operating      Fund X        Total
                                                         Partnership,     and XI      Partners'
                                                             L.P.       Associates     Capital
                                                             ----       ----------     -------
Balance, December 31, 1997                               $          0   $        0    $        0
   Net income                                                 122,470       39,449       161,919
   Partner contributions                                    7,274,075    2,083,334     9,357,409
   Partnership distributions                                 (229,863)     (42,628)     (272,491)
                                                         ------------   ----------    ----------
Balance, December 31, 1998                                  7,166,682    2,080,155     9,246,837
   Net income                                                 433,383      125,791       559,174
   Partnership distributions                                 (611,855)    (177,593)     (789,448)
                                                         ------------   ----------    ----------
Balance, December 31, 1999                                  6,988,210    2,028,353     9,016,563
   Net income                                                 436,452      126,681       563,133
   Partnership distributions                                 (633,375)    (183,839)     (817,214)
                                                         ------------   ----------    ----------
Balance, December 31, 2000                               $  6,791,287   $1,971,195    $8,762,482
                                                         ============   ==========    ==========

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                               2000        1999         1998
                                                               ----        ----         ----
Cash flows from operating activities:
   Net income                                              $  563,133    $   559,174   $   161,919
                                                           ----------    -----------   -----------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                         285,527        285,526       142,720
         Changes in assets and liabilities:
           Accounts receivable                                (33,454)       (58,237)      (34,742)
           Accounts payable                                     1,001         (1,550)        3,565
           Due to affiliate                                     2,007          3,527         2,052
                                                           ----------    -----------   -----------
              Total adjustments                               255,081        229,266       113,595
                                                           ----------    -----------   -----------
              Net cash provided by operating activities       818,214        788,440       275,514
                                                           ----------    -----------   -----------
Cash flows from investing activities:
   Investment in real estate                                        0              0    (8,983,111)
                                                           ----------    -----------   -----------
Cash flows from financing activities:
   Issuance of note payable                                         0              0     5,960,000
   Payment of note payable                                          0              0    (5,960,000)
   Distributions to partners                                 (914,662)      (791,940)      (83,001)
   Contributions received from partners                             0              0     8,983,110
                                                           ----------    -----------   -----------
              Net cash (used in) provided by financing
                 activities                                  (914,662)      (791,940)    8,900,109
                                                           ----------    -----------   -----------
Net (decrease) increase in cash and cash equivalents          (96,448)        (3,500)      192,512
Cash and cash equivalents, beginning of year                  189,012        192,512             0
                                                           ----------    -----------   -----------
Cash and cash equivalents, end of year                     $   92,564    $   189,012   $   192,512
                                                           ==========    ===========   ===========
Supplemental disclosure of noncash activities:
   Deferred project costs contributed to joint venture     $        0    $         0   $   374,299
                                                           ==========    ===========   ===========

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

Following are the financial statements for the Fund XI, XII, and REIT Joint
Venture:

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                       2000           1999
                                                                       ----           ----
Real estate assets, at cost:
   Land                                                           $  5,048,797   $  5,048,797
   Building and improvements, less accumulated depreciation
      of $1,599,262 in 2000 and $506,582 in 1999                    25,719,189     26,811,869
                                                                  ------------   ------------
           Total real estate assets                                 30,767,986     31,860,666
Cash and cash equivalents                                              541,089        766,278
Accounts receivable                                                    394,314        133,777
Prepaid assets and other expenses                                       26,486         26,486
                                                                  ------------   ------------
           Total assets                                           $ 31,729,875   $ 32,787,207
                                                                  ============   ============

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                               $    114,180   $    112,457
   Partnership distributions payable                                   453,395        680,294
                                                                  ------------   ------------
           Total liabilities                                           567,575        792,751
                                                                  ------------   ------------
Partners' capital:
   Wells Real Estate Fund XI                                         8,148,261      8,365,852
   Wells Real Estate Fund XII                                        5,325,424      5,467,634
   Wells Operating Partnership, L.P.                                17,688,615     18,160,970
                                                                  ------------   ------------
           Total partners' capital                                  31,162,300     31,994,456
                                                                  ------------   ------------
           Total liabilities and partners' capital                $ 31,729,875   $ 32,787,207
                                                                  ============   ============

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                             Statements of Income
                for the Years Ended December 31, 2000 and 1999

                                                                         2000          1999
                                                                         ----          ----
Revenues:
   Rental income                                                     $ 3,345,932   $ 1,443,446
   Interest income                                                         2,814             0
   Other income                                                              440            57
                                                                     -----------   -----------
                                                                       3,349,186     1,443,503
                                                                     -----------   -----------
Expenses:
   Depreciation                                                        1,092,680       506,582
   Management and leasing fees                                           157,236        59,230
   Operating costs, net of reimbursements                                (24,798)        6,433
   Property administration                                                30,787        14,185
   Legal and accounting                                                   14,725         4,000
                                                                     -----------   -----------
                                                                       1,270,630       590,430
                                                                     -----------   -----------
Net income                                                           $ 2,078,556   $   853,073
                                                                     ===========   ===========

Net income allocated to Wells Real Estate Fund XI                    $   543,497   $   240,031
                                                                     ===========   ===========

Net income allocated to Wells Real Estate Fund XII                   $   355,211   $   124,542
                                                                     ===========   ===========

Net income allocated to Wells Operating Partnership, L.P.            $ 1,179,848   $   488,500
                                                                     ===========   ===========

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 2000 and 1999

                                                                      Wells
                                         Wells Real   Wells Real    Operating        Total
                                           Estate       Estate     Partnership,    Partners'
                                          Fund XI      Fund XII        L.P.         Capital
                                          -------      --------        ----         -------
Balance, December 31, 1998              $         0  $         0  $          0   $          0
   Net income                               240,031      124,542       488,500        853,073
   Partnership contributions              8,470,160    5,520,835    18,376,267     32,367,262
   Partnership distributions               (344,339)    (177,743)     (703,797)    (1,225,879)
                                        -----------  -----------  ------------   ------------
Balance, December 31, 1999                8,365,852    5,467,634    18,160,970     31,994,456
   Net income                               543,497      355,211     1,179,848      2,078,556
   Partnership distributions               (761,088)    (497,421)   (1,652,203)    (2,910,712)
                                        -----------  -----------  ------------   ------------
Balance, December 31, 2000              $ 8,148,261  $ 5,325,424  $ 17,688,615   $ 31,162,300
                                        ===========  ===========  ============   ============

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
                for the Years Ended December 31, 2000 and 1999

                                                                        2000          1999
                                                                        ----          ----
Cash flows from operating activities:

   Net income                                                       $ 2,078,556  $     853,073
                                                                    -----------  -------------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                 1,092,680        506,582
         Changes in assets and liabilities:
           Accounts receivable                                         (260,537)      (133,777)
           Prepaid expenses and other assets                                  0        (26,486)
           Accounts payable                                               1,723        112,457
                                                                    -----------  -------------
              Total adjustments                                         833,866        458,776
                                                                    -----------  -------------
              Net cash provided by operating activities               2,912,422      1,311,849
                                                                    -----------  -------------
Cash flows from financing activities:
   Distributions to joint venture partners                           (3,137,611)      (545,571)
                                                                    -----------  -------------
Net (decrease) increase in cash and cash equivalents                   (225,189)       766,278
Cash and cash equivalents, beginning of year                            766,278              0
                                                                    -----------  -------------
Cash and cash equivalents, end of year                              $   541,089  $     766,278
                                                                    ===========  =============
Supplemental disclosure of noncash activities:
   Deferred project costs contributed to joint venture              $         0  $   1,294,686
                                                                    ===========  =============

   Contribution of real estate assets to joint venture              $         0  $  31,072,562
                                                                    ===========  =============

Fund XII and REIT Joint Venture

On May 10, 2000, the Operating Partnership entered into a joint venture with Wells Fund XII. The joint venture, Fund XII and REIT Joint Venture, was formed to acquire, develop, operate, and sell real property. On May 20, 2000, the joint venture purchased a 77,054 square-foot, three-story office building, known as the Siemens Building in Troy, Oakland County, Michigan. On December 28, 2000, the joint venture purchased a 50,000 square-foot one-story office building and a 78,500 square-foot two-story office building, collectively known as the AT&T Call Center Buildings in Oklahoma City, Oklahoma County, Oklahoma.

Following are the financial statements for Fund XII and REIT Joint Venture:

                        Fund XII and REIT Joint Venture
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 2000

                                                   Assets
Real estate assets, at cost:
   Land                                                                          $  4,420,405
   Building and improvements, less accumulated depreciation of $324,732            26,004,918
                                                                                 ------------
           Total real estate assets                                                30,425,323
Cash and cash equivalents                                                             207,475
Accounts receivable                                                                   130,490
                                                                                 ------------
           Total assets                                                          $ 30,763,288
                                                                                 ============

                                     Liabilities and Partners' Capital

Liabilities:
   Partnership distributions payable                                             $    208,261
                                                                                 ------------
Partners' capital:
   Wells Real Estate Fund XII                                                      16,242,127
   Wells Operating Partnership, L.P.                                               14,312,900
                                                                                 ------------
           Total partners' capital                                                 30,555,027
                                                                                 ------------
           Total liabilities and partners' capital                               $ 30,763,288
                                                                                 ============

                        Fund XII and REIT Joint Venture
                           (A Georgia Joint Venture)
                              Statement of Income
                 for the Period From Inception (May 10, 2000)
                           Through December 31, 2000

Revenues:
   Rental income                                                                 $     974,796
   Interest income                                                                       2,069
                                                                                 -------------
                                                                                       976,865
                                                                                 -------------
Expenses:
   Depreciation                                                                        324,732
   Management and leasing fees                                                          32,756
   Partnership administration                                                            3,917
   Operating costs, net of reimbursements                                                1,210
                                                                                 -------------
                                                                                       362,615
                                                                                 -------------
Net income                                                                       $     614,250
                                                                                 =============

Net income allocated to Wells Real Estate Fund XII                               $     309,190
                                                                                 =============

Net income allocated to Wells Operating Partnership, L.P.                        $     305,060
                                                                                 =============

                        Fund XII and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statement of Partners' Capital
                 for the Period From Inception (May 10, 2000)
                           Through December 31, 2000

                                                  Wells Real       Wells            Total
                                                    Estate         Operating        Partners'
                                                   Fund XII    Parntership, L.P.     Capital
                                                   --------    -----------------     -------
Balance, May 10, 2000                           $          0   $             0    $          0
   Net income                                        309,190           305,060         614,250
   Partnership contributions                      16,340,885        14,409,170      30,750,055
   Partnership distributions                        (407,948)         (401,330)       (809,278)
                                                ------------   ---------------    ------------
Balance, December 31, 2000                      $ 16,242,127   $    14,312,900    $ 30,555,027
                                                ============   ===============    ============

                        Fund XII and REIT Joint Venture
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                 for the Period From Inception (May 10, 2000)
                           Through December 31, 2000

Cash flows from operating activities:
   Net income                                                                    $     614,250
                                                                                 -------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                     324,732
      Changes in assets and liabilities:
         Accounts receivable                                                          (130,490)
                                                                                 -------------
           Total adjustments                                                           194,242
                                                                                 -------------
           Net cash provided by operating activities                                   808,492
                                                                                 -------------
Cash flows from investing activities:
   Investment in real estate                                                       (29,520,043)
                                                                                 -------------
Cash flows from financing activities:
   Distributions to joint venture partners                                            (601,017)
   Contributions received from partners                                             29,520,043
                                                                                 -------------
           Net cash provided by financing activities                                28,919,026
                                                                                 -------------
Net increase in cash and cash equivalents                                              207,475
Cash and cash equivalents, beginning of year                                                 0
                                                                                 -------------
Cash and cash equivalents, end of year                                           $     207,475
                                                                                 =============
Supplemental disclosure of non cash activities:
   Deferred project costs contributed to joint venture                           $   1,230,012
                                                                                 =============

6.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Operating Partnership's income tax basis net income for the years ended December 31, 2000 and 1999 are calculated as follows:

                                                                     2000          1999
                                                                 ------------   -----------
     Financial statement net income                              $  8,552,967   $ 3,884,649
     Increase (decrease) in net income resulting from:
       Depreciation expense for financial reporting purposes
         in excess of amounts for income tax purposes               3,511,353       739,963
       Rental income accrued for financial reporting purposes
         in excess of amounts for income tax purposes              (1,822,220)     (802,309)
       Expenses deductible when paid for income tax purposes,
         accrued for financial reporting purposes                      37,675        49,906
                                                                 ------------   -----------
     Income tax basis net income                                 $ 10,279,775   $ 3,872,209
                                                                 ============   ===========

The Operating Partnership's income tax basis partners' capital at December 31, 2000 and 1999 is computed as follows:

                                                                     2000             1999
                                                                 ------------     -------------
     Financial statement partners' capital                       $265,341,612     $ 116,015,595
     Increase (decrease) in partners' capital resulting from:
       Depreciation expense for financial reporting purposes
         in excess of amounts for income tax purposes               4,543,602           822,581
       Capitalization of syndication costs for income tax
         purposes, which are accounted for as cost of capital
         for financial reporting purposes                          12,896,312        12,896,312
       Accumulated rental income accrued for financial
         reporting purposes in excess of amounts for income
         tax purposes                                              (2,647,246)         (837,736)
       Accumulated expenses deductible when paid for income
         tax purposes, accrued for financial reporting
         purposes                                                      89,215            51,540
       Dividends payable                                            1,025,010         2,166,701
       1999 True-up adjustment                                       (222,378)                0
                                                                 ------------     -------------
     Income tax basis partners' capital                          $281,026,127     $ 131,114,993
                                                                 ============     =============

7.   RENTAL INCOME

     The future minimum rental income due from the Operating Partnership's direct investment in real estate or its respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2000 is as follows:

              Year ended December 31:
                 2001                                    $  42,753,778
                 2002                                       43,073,142
                 2003                                       43,776,297
                 2004                                       44,836,991
                 2005                                       42,926,909
              Thereafter                                   176,795,438
                                                         -------------
                                                         $ 394,162,555
                                                         =============

One tenant contributed 13% of rental income for the year ended December 31, 2000. In addition, two tenants will contribute 13%, 16%, and 12% of future minimum rental income.

Future minimum rental income due from Fund VIII, IX, and REIT Joint Venture under noncancelable operating leases at December 31, 2000 is as follows:

              Year ended December 31:
                 2001                                  $1,234,309
                 2002                                   1,287,119
                 2003                                   1,287,119
                 2004                                     107,260
                                                       ----------
                                                       $3,915,807
                                                       ==========

Two tenants contributed 52% and 48% of rental income for the year ended December 31, 2000. In addition, one tenant will contribute 100% of future minimum rental income.

The future minimum rental income due from Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 2000 is as follows:

              Year ended December 31:
                 2001                                  $  4,413,780
                 2002                                     3,724,218
                 2003                                     3,617,437
                 2004                                     3,498,478
                 2005                                     2,482,821
              Thereafter                                  5,436,524
                                                       ------------
                                                       $ 23,173,258
                                                       ============

Four tenants contributed 25%, 24%, 13%, and 13% of rental income for the year ended December 31, 2000. In addition, four tenants will contribute 38%, 21%, 20%, and 19% of future minimum rental income.

The future minimum rental income due Wells/Orange County Associates under noncancelable operating leases at December 31, 2000 is as follows:

              Year ended December 31:
                 2001                                  $   809,580
                 2002                                      834,888
                 2003                                      695,740
                                                       -----------
                                                       $ 2,340,208
                                                       ===========

One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 2000 is as follows:

              Year ended December 31:
                 2001                                  $   869,492
                 2002                                      922,444
                 2003                                      950,118
                 2004                                      894,832
                                                       -----------
                                                       $ 3,636,886
                                                       ===========

     One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

     The future minimum rental income due from Fund XI, XII, and REIT under noncancelable operating leases at December 31, 2000 is as follows:

              Year ended December 31:
                 2001                                  $  3,135,340
                 2002                                     2,598,606
                 2003                                     2,946,701
                 2004                                     3,445,193
                 2005                                     3,495,155
              Thereafter                                  6,169,579
                                                       ------------
                                                       $ 21,790,574
                                                       ============

     Four tenants contributed approximately 30%, 24%, 23%, and 15% of rental income for the year ended December 31, 2000. In addition, four tenants will contribute approximately 28%, 27%, 26%, and 19% of future minimum rental income.

     The future minimum rental income due Fund XII and REIT under noncancelable operating leases at December 31, 2000 is as follows:

              Year ended December 31:
                 2001                                  $  2,888,084
                 2002                                     2,920,446
                 2003                                     2,952,809
                 2004                                     2,985,172
                 2005                                     3,017,534
              Thereafter                                 13,650,288
                                                       ------------
                                                       $ 28,414,333
                                                       ============

     One tenant contributed approximately 86% of rental income for the year ended December 31, 2000. In addition, two tenants will contribute approximately 49% and 45% of future minimum rental income.

8.   NOTES PAYABLE

     As of December 31, 2000, the Operating Partnership's notes payable included the following:

          Note payable to Bank of America; interest at LIBOR plus 200 basis points, principal and interest payable monthly; due
          March 31, 2001; collateralized by the Operating Partnership's interests in the AT&T Building, the AT&T Call Center Buildings,
          the Matsushita Building, the Motorola South Plainfield Building,
          and the Marconi Building                                               $  14,300,150

          Note payable to Bank of America; interest at LIBOR plus 200 basis points; principal and interest payable monthly; due
          January 4, 2002                                                              112,937

          Note payable to Guaranty Federal Bank; interest at LIBOR plus
          180 basis points; principal and interest payable monthly; due
          December 20, 2001; collateralized by the Operating Partnership's
          interest in the Stone & Webster Building                                  32,400,000

       Note payable to Cardinal Capital, Inc.; interest at 6%;
       principal and interest payable monthly; due March 31, 2001;
       collateralized by the Operating Partnership's interest in
       the Stone & Webster Building                                    $    3,000,000

       Note payable to Richter-Schroeder Company, Inc.; interest
       at LIBOR plus 175 basis points; principal and interest payable monthly; due January 31, 3003; collateralized by the Operating
       Partnership's interest in the Metris Oklahoma Building               8,000,000

       Note payable to SouthTrust Bank; interest at LIBOR plus 175 basis points; principal and interest payable monthly; due
       June 10, 2002; collateralized by the Operating Partnership's interests in the Cinemark Building, the Dial Building, the
       ASML Building, the Alstom Power Richmond Building, the Avaya
       Building, the Motorola Tempe Building, and the
       PricewaterhouseCoopers Building                                     69,850,100
                                                                       --------------
                  Total                                                $  127,663,187
                                                                       ==============

The contractual maturities of the Operating Partnerhip's notes payable are as follows as of December 31, 2000:

              2001                                  $101,472,657
              2002                                    25,856,779
              2003                                       333,751
                                                    ------------
                         Total                      $127,663,187
                                                    ============

9.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Company, the Operating Partnership, or the Advisor. In the normal course of business, the Company, the Operating Partnership, or the Advisor may become subject to such litigation or claims.

10.  SHAREHOLDERS' EQUITY

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

     The Company has adopted the disclosure provisions in SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and the related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost.

     A summary of the Company's stock option activity during 2000 and 1999 is as follows:

                                                                       Exercise
                                                             Number      Price
                                                             ------    --------

       Outstanding at December 31, 1998                           0      $    0
          Granted                                            17,500          12
                                                             ------    --------
       Outstanding at December 31, 1999                      17,500          12
          Granted                                             7,000          12
                                                             ------    --------
       Outstanding at December 31, 2000                      24,000      $   12
                                                             ======    ========
       Outstanding options exercisable as of December 31,
          2000                                                7,000    $     12
                                                             ======    ========

     For SFAS No. 123 purposes, the fair value of each stock option for 2000 and 1999 has been estimated as of the date of the grant using the minimum value method. The weighted average risk-free interest rates assumed for 2000 and 1999 were 6.45% and 5.97%, respectively. Dividend yields of 7.3% were assumed for both years. The expected life of an option was assumed to be four years and five years for 2000 and 1999, respectively. Based on these assumptions, the fair value of the options granted during 2000 and 1999 is $0.

     Treasury Stock

     During 1999, the Company's Board of Directors authorized a dividend reinvestment program (the "DRP"), through which common shareholders may elect to reinvest an amount equal to the dividends declared on their common shares into additional shares of the Company's common stock in lieu of receiving cash dividends. During 2000, the Company's Board of Directors authorized a common stock repurchase plan subject to the amount reinvested in the Company's common shares through the DRP and 3% of the average common shares outstanding during the preceding year (the "limitations"). During 2000, the Company's Board of Directors authorized $2,436,495 in common stock repurchases. Accordingly, the Company repurchased 142,297 of its own common shares at an aggregate cost of $1,412,969. These transactions were funded with cash on hand and did not exceed either of the limitations.

11.  QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                         2000 Quarters Ended
                                        ------------------------------------------------------
                                        March 31       June 30     September 30    December 31
                                        --------       -------     ------------    -----------
     Revenues                          $3,710,409    $5,537,618    $ 6,586,611     $ 7,638,568
     Net income                         1,691,288     1,521,021      2,525,228       2,815,430
     Basic and diluted earnings per
        share                          $     0.11    $     0.08    $      0.11     $      0.10
     Dividends per share                     0.18          0.18           0.18            0.19

                                                         1999 Quarters Ended
                                        ------------------------------------------------------
                                        March 31      June 30      September 30    December 31
                                        --------       -------     ------------    -----------

     Revenues                          $  988,000    $1,204,938    $ 1,803,352     $ 2,499,105
     Net income                           393,438       601,975      1,277,019       1,612,217
     Basic and diluted earnings per
        share                          $     0.10    $     0.09    $      0.18     $      0.13
     Dividends per share                     0.17          0.17           0.18            0.18

                                                                      SCHEDULE I
                                                                     Page 1 of 2



            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000



                                                                                              Initial Cost
                                                                                       ---------------------------        Costs of
                                                 Ownership                                          Buildings and       Capitalized
          Description                           Percentage        Encumbrances             Land      Improvements       Improvements
-------------------------------------           ----------        ------------         ------------ --------------      ------------
ALSTOM POWER--KNOXVILLE PROPERTY (a)                4%                  None           $   582,897   $    744,164       $ 6,744,547

AVAYA BUILDING                                      4                   None             1,002,723      4,386,374           242,241

360 INTERLOCKEN (c)                                 4                   None             1,570,000      6,733,500           437,266

IOMEGA PROPERTY (d)                                 4                   None               597,000      4,674,624           876,459

OHMEDA PROPERTY (e)                                 4                   None             2,613,600      7,762,481           528,415

FAIRCHILD PROPERTY (f)                             78                   None             2,130,480      6,852,630           374,300

ORANGE COUNTY PROPERTY (g)                         44                   None             2,100,000      4,463,700           287,916

PRICEWATERHOUSECOOPERS PROPERTY (h)               100           $ 12,573,100             1,460,000     19,839,071           825,560

EYBL CARTEX PROPERTY (i)                           57                   None               330,000      4,791,828           213,411

SPRINT BUILDING (j)                                57                   None             1,696,000      7,850,726           397,783

JOHNSON MATTHEY (k)                                57                   None             1,925,000      6,131,392           335,685

GARTNER PROPERTY (l)                               57                   None               895,844      7,451,760           347,820

AT&T--PA PROPERTY (m)                             100              5,375,087               662,000     11,836,368           265,740

MARCONI PROPERTY (n)                              100              9,038,000             5,000,000     28,161,665         1,381,747

CINEMARK PROPERTY (o)                             100             11,176,000             1,456,000     20,376,881           908,217

MATSUSHITA PROPERTY (p)                           100                   None             4,577,485              0        13,860,142

ALSTOM POWER--RICHMOND PROPERTY(q)                100              7,683,500               948,401              0         9,938,308

METRIS--OK PROPERTY (r)                           100              8,000,000             1,150,000     11,569,583           541,489

DIAL PROPERTY (s)                                 100              9,080,500             3,500,000     10,785,309           601,264

ASML PROPERTY (t)                                 100             11,176,000                     0     17,392,633           731,685

MOTOROLA--AZ PROPERTY (u)                         100              9,779,000                     0     16,036,219           669,639

AVNET PROPERTY (v)                                100              8,382,000                     0     13,271,502           551,156


                                                 Gross Amount at Which Carried at December 31, 2000
                                              --------------------------------------------------------
                                                                            Construction
                                                            Buildings and  --------------               Accumulated       Date of
          Description                             Land      Improvements    In Progress      Total      Depreciation   Construction
-------------------------------------         -----------   ------------    -----------  ------------   ------------  --------------
ALSTOM POWER--KNOXVILLE PROPERTY (a)          $   607,930   $  7,463,678    $        0   $  8,071,608   $ 1,444,680        1997

AVAYA BUILDING                                  1,051,138      4,580,200             0      5,631,338       473,287        1998

360 INTERLOCKEN (c)                             1,650,070      7,090,696             0      8,740,766       811,659        1996

IOMEGA PROPERTY (d)                               641,988      5,506,095             0      6,148,083       522,164        1998

OHMEDA PROPERTY (e)                             2,746,894      8,157,602             0     10,904,496       951,720        1998

FAIRCHILD PROPERTY (f)                          2,219,251      7,138,159             0      9,357,410       713,773        1998

ORANGE COUNTY PROPERTY (g)                      2,187,501      4,664,115             0      6,851,616       465,216        1988

PRICEWATERHOUSECOOPERS PROPERTY (h)             1,520,834     20,603,797             0     22,124,631     1,645,644        1998

EYBL CARTEX PROPERTY (i)                          343,750      4,991,489             0      5,335,239       332,674        1998

SPRINT BUILDING (j)                             1,766,667      8,177,842             0      9,944,509       490,667        1998

JOHNSON MATTHEY (k)                             2,005,209      6,386,868             0      8,392,077       361,936        1973

GARTNER PROPERTY (l)                              933,171      7,762,253             0      8,695,424       413,987        1998

AT&T--PA PROPERTY (m)                             689,583     12,074,525             0     12,764,108       925,705        1998

MARCONI PROPERTY (n)                            5,208,335     29,335,077             0     34,543,412     1,564,527        1991

CINEMARK PROPERTY (o)                           1,516,667     21,224,431             0     22,741,098       919,715        1999

MATSUSHITA PROPERTY (p)                         4,768,215     13,669,412             0     18,437,627       995,939        1999

ALSTOM POWER--RICHMOND PROPERTY(q)                987,918      9,898,791             0     10,886,709       302,713        1999

METRIS--OK PROPERTY (r)                         1,197,917     12,063,155             0     13,261,072       439,093        2000

DIAL PROPERTY (s)                               3,645,835     11,240,738             0     14,886,573       371,685        1997

ASML PROPERTY (t)                                       0     18,124,318             0     18,124,318       589,600        1995

MOTOROLA--AZ PROPERTY (u)                               0     16,705,858             0     16,705,858       550,166        1998

AVNET PROPERTY (v)                                      0     13,822,658             0     13,822,658       315,153        2000


                                                                  Life of Which
                                                 Date              Depreciaton
                                               Acquired         is Compputed (dd)
                                              ----------       -------------------
ALSTOM POWER--KNOXVILLE PROPERTY (a)           12/10/96           20 to 25 years

AVAYA BUILDING                                  6/24/98           20 to 25 years

360 INTERLOCKEN (c)                             3/20/98           20 to 25 years

IOMEGA PROPERTY (d)                             7/01/98           20 to 25 years

OHMEDA PROPERTY (e)                             2/13/98           20 to 25 years

FAIRCHILD PROPERTY (f)                          7/21/98           20 to 25 years

ORANGE COUNTY PROPERTY (g)                      7/31/98           20 to 25 years

PRICEWATERHOUSECOOPERS PROPERTY (h)            12/31/98           20 to 25 years

EYBL CARTEX PROPERTY (i)                        5/18/99           20 to 25 years

SPRINT BUILDING (j)                              7/2/99           20 to 25 years

JOHNSON MATTHEY (k)                             8/17/99           20 to 25 years

GARTNER PROPERTY (l)                            9/20/99           20 to 25 years

AT&T--PA PROPERTY (m)                            2/4/99           20 to 25 years

MARCONI PROPERTY (n)                            9/10/99           20 to 25 years

CINEMARK PROPERTY (o)                          12/21/99           20 to 25 years

MATSUSHITA PROPERTY (p)                         3/15/99           20 to 25 years

ALSTOM POWER--RICHMOND PROPERTY(q)              7/22/99           20 to 25 years

METRIS--OK PROPERTY (r)                         2/11/00           20 to 25 years

DIAL PROPERTY (s)                               3/29/00           20 to 25 years

ASML PROPERTY (t)                               3/29/00           20 to 25 years

MOTOROLA--AZ PROPERTY (u)                       3/29/00           20 to 25 years

AVNET PROPERTY (v)                              6/12/00           20 to 25 years

                                                                      SCHEDULE I
                                                                     Page 2 of 2

                                                                                               Initial Cost
                                                                                       ---------------------------        Costs of
                                                 Ownership                                          Buildings and       Capitalized
          Description                           Percentage        Encumbrances             Land      Improvements       Improvements
-------------------------------------           ----------        ------------         ------------ --------------      ------------

DELPHI PROPERTY (w)                               100%                  None           $ 2,160,000   $ 16,775,971       $ 1,676,956

SIEMENS PROPERTY (x)                               47                   None             2,143,588     12,048,902           591,358

QUEST PROPERTY (y)                                 16                   None             2,220,993      5,545,498            51,285

MOTOROLA--NJ PROPERTY (z)                         100                   None             9,652,500     20,495,243                 0

METRIS--MN PROPERTY (aa)                          100                   None             7,700,000     45,151,969             2,181

STONE & WEBSTER PROPERTY (bb)                     100             35,400,000             7,100,000     37,914,954                 0

AT&T--OK PROPERTY (cc)                             47                   None             2,100,000     13,227,555           638,651
                                                                ------------           -----------   ------------       -----------
     Total                                                      $127,663,187           $67,274,511   $362,272,502       $44,021,221
                                                                ------------           -----------   ------------       -----------


                                                 Gross Amount at Which Carried at December 31, 2000
                                              --------------------------------------------------------
                                                                            Construction
                                                            Buildings and  --------------               Accumulated       Date of
                                                  Land      Improvements    In Progress      Total      Depreciation   Construction
                                              -----------   ------------    -----------  ------------   ------------  --------------
DELPHI PROPERTY (w)                           $ 2,250,008   $ 18,362,919    $        0   $ 20,612,927   $   458,563        2000

SIEMENS PROPERTY (x)                            2,232,905     12,550,943             0     14,783,848       324,732        2000

QUEST PROPERTY (y)                              2,220,993      5,596,783             0      7,817,776       187,891        1997

MOTOROLA--NJ PROPERTY (z)                       9,652,500     17,137,523     3,357,720     30,147,743       114,250        2000

METRIS--MN PROPERTY (aa)                        7,700,000     45,154,150             0     52,854,150       150,507        2000

STONE & WEBSTER PROPERTY (bb)                   7,100,000     37,914,954             0     45,014,954       126,383        1994

AT&T--OK PROPERTY (cc)                          2,187,500     13,778,706             0     15,966,206             0        1999
                                              -----------   ------------    ----------   ------------   -----------
     Total                                    $69,032,779   $401,177,735    $3,357,720   $473,568,234   $16,964,029
                                              ===========   ============    ==========   ============   ===========

                                                                  Life of Which
                                                 Date              Depreciaton
                                               Acquired         is Compputed (dd)
                                              ----------       -------------------
DELPHI PROPERTY (w)                             6/29/00           20 to 25 years

SIEMENS PROPERTY (x)                            5/10/00           20 to 25 years

QUEST PROPERTY (y)                              9/10/97           20 to 25 years

MOTOROLA--NJ PROPERTY (z)                       11/1/00           20 to 25 years

METRIS--MN PROPERTY (aa)                       12/21/00           20 to 25 years

STONE & WEBSTER PROPERTY (bb)                  12/21/00           20 to 25 years

AT&T--OK PROPERTY (cc)                         12/28/00           20 to 25 years
     Total

(a) The Alstom Power Knoxville Property consists of a three-story office building located in Knoxville, Tennessee. It is owned by Fund IX-X-XI-REIT Joint Venture.
(b) The Avaya Building consists of a one-story office building located in Oklahoma City, Oklahoma. It is owned by Fund IX-X-XI-REIT Joint Venture.
(c) The 360 Interlocken Property consists of a three-story multi-tenant office building located in Broomfield, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture.
(d) The Iomega Property consists of a one-story warehouse and office building located in Ogden, Utah. It is owned by Fund IX-X-XI-REIT Joint Venture.
(e) The Ohmeda Property consists of a two-story office building located in Louisville, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture.
(f) The Fairchild Property consists of a two-story warehouse and office building located in Fremont, California. It is owned by Wells/Freemont Associates.
(g) The Orange County Property consists of a one-story warehouse and office building located in Fountain Valley, California. It is owned by Wells/Orange County Associates.
(h) The PriceWaterhouseCoopers Property consists of a four-story office building located in Tampa, Florida. It is 100% owned by the Company.
(i) The EYBL CarTex Property consists of a one-story manufacturing and office building located in Fountain Inn, South Carolina. It is owned by Fund XI-XII-REIT Joint Venture.
(j) The Sprint Building consists of a three-story office building located in Leawood, Kansas. It is owned by Fund XI-XII-REIT Joint Venture.
(k) The Johnson Matthey Property consists of a one-story research and development office and warehouse building located in Chester County, Pennsylvania. It is owned by Fund XI-XII-REIT Joint Venture.
(l) The Gartner Property consists of a two-story office building located in Ft. Myers, Florida. It is owned by Fund XI-XII-REIT Joint Venture
(m) The AT&T--PA Property consists of a four-story office building located in Harrisburg, Pennsylvania. It is 100% owned by the Company.
(n) The Marconi Property consists of a two-story office building located in Wood Dale, Illinois. It is 100% owned by the Company.
(o) The Cinemark Property consists of a five-story office building located in Plano, Texas. It is 100% owned by the Company.
(p) The Matsushita Property consists of a two-story office building located in Lake Forest, California. It is 100% owned by the Company.
(q) The Alstom Property consists of a four-story office building located in Midlothian, Chesterfield County, Virginia. It is 100% owned by the Company.
(r) The Metris--OK Property consists of a three-story office building located in Tulsa, Oklahoma. It is 100% owned by the Company.
(s) The Dial Property consists of a two-story office building located in Scottsdale, Arizona. It is 100% owned by the Company.
(t) The ASML Property consists of a two-story office building located in Tempe, Arizona. It is 100% owned by the Company.
(u) The Motorola--AZ Property consists of a two-story office building located in Tempe, Arizona. It is 100% owned by the Company.
(v) The Avnet Property consists of a two-story office building located in Tempe, Arizona. It is 100% owned by the Company.
(w) The Delphi Property consists of a three-story office building located in Troy, Michigan. It is 100% owned by the Company.
(x) The Siemens Property consists of a three-story office building located in Troy, Michigan. It is owned by Fund XII-REIT Joint Venture.
(y) The Quest Property consists of a two-story office building located in Orange County, California. It is owned by Fund VIII-IX-REIT Joint Venture.
(z) The Motorola--NJ Property consists of a three-story office building located in South Plainfield, New Jersey. It is 100% owned by the Company.
(aa) The Metris--MN Property consists of a nine-story office building located in Minnetonka, Minnesota. It is 100% owned by the Company.
(bb) The Stone & Webster Property consists of a six-story office building located in Houston, Texas. It is 100% owned by the Company.
(cc) The AT&T--OK Property consists of a two-story office building located in Oklahoma City, Oklahoma. It is owned by the Fund XII-REIT Joint Venture.
(dd) Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

             WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000


                                                          Cost      Accumulated
                                                                    Depreciation
                                                      ------------  ------------
BALANCE AT DECEMBER 31, 1998                          $ 76,201,910   $ 1,487,963

 1999 additions                                        103,916,288     4,243,688
                                                      ------------   -----------
BALANCE AT DECEMBER 31, 1999                           180,118,198     5,731,651

 2000 additions                                        293,450,036    11,232,378
                                                      ------------   -----------
BALANCE AT DECEMBER 31, 2000                          $473,568,234   $16,964,029
                                                      ============   ===========

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

Exhibit
Number         Description of Document
-------        -----------------------

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

*10.6 Lease Agreement for the ABB Building dated December 10, 1996 (Exhibit 10(kk) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10.7 Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.8 Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.9 Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(k) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.10 First Amendment to the Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated April 21, 1998 (Exhibit 10.8(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.11 Development Agreement relating to the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(m) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.12 Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(l) to Form S-11 Registration Statement on Form S-11 of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.13 First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.14 Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.15 Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.16 Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated June 8, 1998 (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.17 Restatement of and First Amendment to Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated July 1, 1998 (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.18 Promissory Note for $5,960,000 from the Fremont Joint Venture to NationsBank, N.A. relating to the Fairchild Building dated July 16, 1998 (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.19 Deed of Trust securing the Fairchild Building dated July 16, 1998 between the Fremont Joint Venture and NationsBank, N.A. (Exhibit
               10.16 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.20 Joint Venture Agreement of Wells/Fremont Associates (the "Fremont Joint Venture") dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.21 Joint Venture Agreement of Fund X and Fund XI Associates (the "Fund X-XI Joint Venture") dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.22 Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.23 Lease Agreement for the Fairchild Building dated September 19, 1997 with Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.24 Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated June 12, 1998 (Exhibit 10.21 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.25 First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated July 16, 1998 (Exhibit 10.22 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.26 Promissory Note for $4,875,000 from the Cort Joint Venture to NationsBank, N.A. relating to the Cort Furniture Building dated July 30, 1998 (Exhibit 10.23 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.27 Deed of Trust securing the Cort Furniture Building dated July 30, 1998 between the Fremont Joint Venture and NationsBank, N.A. (Exhibit 10.24 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.28 Joint Venture Agreement of Wells/Orange County Associates (the "Cort Joint Venture") dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.29 Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated July 30, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.30 Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.31 Amended and Restated Purchase Agreement relating to the PWC Building dated December 4, 1998 (Exhibit 10.37 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.32 Assignment and Assumption Agreement relating to the PWC Building dated December 4, 1998 (Exhibit 10.38 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.33 Amended and Restated Loan Agreement dated December 31, 1998 between Wells Operating Partnership, L.P. and SouthTrust Bank, National Association (Exhibit 10.39 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.34 Amended and Restated Promissory Note for $15,500,000 from Carter Sunforest, L.P. to SouthTrust Bank, National Association dated December 31, 1998 (Exhibit 10.40 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.35 Amendment No. 1 to Mortgage and Security Agreement and other Loan Documents securing the PWC Building dated December 31, 1998 between Carter Sunforest, L.P. and SouthTrust Bank, National Association (Exhibit 10.41 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.36 Lease for the PWC Building dated March 30, 1998 with Price Waterhouse LLP (Exhibit 10.42 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.37 Promissory Note for $6,425,000 to Bank of America, N.A. relating to the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.45 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.38 Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement securing the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.46 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.39 Build-to-Suit Office Lease Agreement for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.40 Amendment No. 1 to Built-To-Suite Office Lease Agreement for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.47(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.41 Amendment No. 2 to Build-To-Suit Office Lease Agreement for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.47(b) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.42 Build-To-Suit Office Lease Agreement Guaranty Payment and Performance for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.48 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.43 Development Agreement for the Matsushita Project (Exhibit 10.50 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.44 Office Lease for the Matsushita Project (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.45 Guaranty of Lease for the Matsushita Project (Exhibit 10.52 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.46 Rental Income Guaranty Agreement from Wells Operating Partnership, L.P. to Fund VIII and Fund IX Associates relating to the Bake Parkway Building (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.47 Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI - Fund XII - REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.48 Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.49 Agreement of Purchase and Sale relating to the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.50 Agreement of Sale and Purchase relating to the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.51 Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.52 Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10.53 Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.54 Agreement for the Purchase and Sale of Real Property relating to the ABB Richmond Property (Exhibit 10.58 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.55 Development Agreement for the ABB Richmond Project (Exhibit 10.59 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.56         Owner-Contractor Agreement for the ABB Richmond Project (Exhibit
               10.60 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.57 Lease Agreement for the ABB Richmond Project (Exhibit 10.61 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.58 Second Amendment to Lease Agreement for the ABB Richmond Project (Exhibit 10.34 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.59 Agreement for Purchase and Sale relating to the Marconi Building (formerly the Videojet Building) (Exhibit 10.62 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10.60 Agreement for the Purchase and Sale of Property relating to the Cinemark Building (Exhibit 10.38 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.61 Lease Agreement with Cinemark USA, Inc. for a portion of the Cinemark Building (Exhibit 10.39 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.62 Lease Agreement with The Coca-Cola Company for a portion of the Cinemark Building (Exhibit 10.40 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.63 Amended and Restated Articles of Incorporation of Wells Real Estate Investment Trust, Inc. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

 10.64 Agreement of Limited Partnership of Wells Operating Partnership, L.P. as Amended and Restated as of January 1, 2000 (filed herewith)

*10.65 Advisory Agreement dated January 30, 2000 (Exhibit 10.37 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.66 Amended and Restated Property Management and Leasing Agreement (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.67 Lease Agreement for the Metris Building (Exhibit 10.43 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.68 Promissory Note for $26,725,000 for the Bank of America Loan (Exhibit 10.44 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.69 Mortgage, Assignment and Security Agreement for the Marconi Building and the AT&T Building securing the Bank of America Loan (Exhibit 10.45 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.70 Assumption and Modification Agreement for the Metris Loan (Exhibit 10.42 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.71 Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.72 Office Lease for the Siemens Building (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.73 Lease Agreement for the Dial Building (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.74 First Amendment to Lease Agreement for the Dial Building (Exhibit 10.48 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.75 Lease Agreement for the ASML Building (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.76 First Amendment to Lease Agreement for the ASML Building (Exhibit 10.52 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.77 Ground Lease Agreement for the ASML Building (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.78 First Amendment to Ground Lease Agreement for the ASML Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.79 Lease Agreement for the Motorola Tempe Building (Exhibit 10.56 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.80 First Amendment to Lease Agreement for the Motorola Tempe Building (Exhibit 10.57 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.81          Ground Lease Agreement for the Motorola Tempe Building (Exhibit
                10.58 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.82 Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.83 Lease Agreement for the Quest Building (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.84 Lease Agreement for the Avnet Building (Exhibit 10.48 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.85 Ground Lease Agreement for the Avnet Building (Exhibit 10.49 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.86 Lease Agreement for the Delphi Building (Exhibit 10.50 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.87 Loan Agreement with SouthTrust Bank, N.A. for $35,000,000 revolving line of credit dated May 3, 2000 (Exhibit 10.70 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.88         Promissory Note for $35,000,000 to SouthTrust Bank, N.A. (Exhibit
               10.71 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.89         Deed of Trust and Security Agreement with SouthTrust, N.A.
               relating to the Cinemark Building (Exhibit 10.72 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.90         Deed of Trust and Security Agreement with SouthTrust, N.A.
               relating to the Dial Building (Exhibit 10.73 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.91 Leasehold Deed of Trust and Security Agreement with SouthTrust, N.A. relating to the ASML Building (Exhibit 10.74 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.92 Lease Agreement for the Motorola Building in Plainfield, New Jersey (Exhibit 10.56 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.93 First Amendment to Lease Agreement for the Motorola Building in Plainfield, New Jersey (Exhibit 10.57 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.94 Ground Lease Agreement for the Motorola Building in Plainfield, New Jersey (Exhibit 10.58 to Form S-11 Registration Statement, as amended to date, Commission File No. 333-83933)

*10.95         Allonge to Revolving Note relating to the SouthTrust Bank N.A.
               $32,393,000 revolving line of credit (Exhibit 10.55 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.96 First Amendment to Revolving Loan Agreement and Other Loan Documents relating to the SouthTrust Bank N.A. $32,393,000 revolving line of credit (Exhibit 10.56 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.97 Second Note Modification Agreement relating to the SouthTrust Bank N.A. $12,844,000 revolving line of credit (Exhibit 10.57 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.98 Second Amendment to Amended and Restated Loan Agreement and Other Loan Documents relating to the SouthTrust Bank N.A. $12,844,000 revolving line of credit (Exhibit 10.58 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.99 Revolving Note relating to the SouthTrust N.A. $19,003,000 revolving line of credit (Exhibit 10.59 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.100        Revolving Loan Agreement relating to the SouthTrust Bank N.A.
               $19,003,000 revolving line of credit (Exhibit 10.60 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.101 Leasehold Deed of Trust and Security Agreement with SouthTrust Bank N.A. relating to the Motorola Tempe Building and the Avnet Building (Exhibit 10.61 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.102 Amended and Restated Revolving Note relating to the SouthTrust Bank N.A. $7,900,000 revolving line of credit (Exhibit 10.62 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.103 Amended and Restated Loan Agreement relating to the SouthTrust Bank N.A. $7,900,000 revolving line of credit (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.104 Credit Line Deed of Trust and Security Agreement to SouthTrust Bank N.A. relating to the Alstom Power Richmond Building (Exhibit
               10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.105 First Amendment to Credit Line Deed of Trust and Security Agreement to SouthTrust Bank N.A. relating to the Alstom Power Richmond Building (Exhibit 10.65 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.106 Agreement for Purchase and Sale of Property for the Stone & Webster Building (Exhibit 10.66 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.107 First Amendment to Agreement for Purchase and Sale of Property for the Stone & Webster Building (Exhibit 10.67 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.108 Promissory Note for $35,900,000 for the Guaranty Federal Bank Loan (Exhibit 10.68 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.109 Deed of Trust, Mortgage and Security Agreement with Guaranty Federal Bank, F.S.B., relating to the Stone & Webster Building (Exhibit 10.69 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.110 Promissory Note for $3,000,000 for the Cardinal Paragon Loan (Exhibit 10.70 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.111 Deed of Trust with Cardinal Paragon, Inc. relating to the Stone & Webster Building (Exhibit 10.71 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.112 Lease Agreement with Stone & Webster, Inc. for a portion of the Stone & Webster Building (Exhibit 10.72 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.113 Lease Agreement with Sysco Corporation for a portion of the Stone & Webster Building (Exhibit 10.73 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.114 Purchase Agreement for Metris Minnetonka Building (Exhibit 10.74 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.115 Lease Agreement for the Metris Minnetonka Building (Exhibit 10.75 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.116 Fourth Amendment to Lease Agreement for the Metris Minnetonka Building (Exhibit 10.76 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.117        Guaranty of Lease for the Metris Minnetonka Building (Exhibit
               10.77 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.118 Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10.119 First Amendment to Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10.120 Lease Agreement with AT&T Corp. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10.121 Lease Agreement with Jordan Associates, Inc. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit
               10.17 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)