Form 10-Q
period 2001-03-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2001-05-11
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           March 31, 2001                    or
                               -------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _____________________ to ________________________

Commission file number                           0-25739
                       ---------------------------------------------------------

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Maryland                                     58-2328421
-------------------------------------------------   ----------------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer
               organization)                            Identification Number)


6200 The Corners Pkwy., Norcross, Georgia                     30092
-------------------------------------------------   ----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       (770) 449-7800
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

          Yes   X    No _____
              -----

                                   FORM 10-Q

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY


                                     INDEX



                                                                                            Page No.
                                                                                          -----------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets--March 31, 2001 and December 31, 2000                                    3

          Statements of Income for the Three Months Ended March 31, 2001                          4
               and 2000

          Statements of Shareholders' Equity for the Year Ended December 31, 2000                 5
               and the Three Months Ended March 31, 2001

          Statements of Cash Flows for the Three Months Ended March 31, 2001                      6
               and 2000

          Condensed Notes to Financial Statements                                                 7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of             11
          Operations

PART II.  OTHER INFORMATION                                                                      42

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY

                                BALANCE SHEETS

                                    ASSETS

                                                                           March 31,        December 31,
                                                                              2001              2000
                                                                         ------------      ------------
REAL ESTATE, at cost:
   Land                                                                  $ 46,640,032      $ 46,237,812
   Building and improvements, less accumulated depreciation of
       $12,656,832 in 2001 and $9,469,653 in 2000                         285,461,251       287,862,655
   Construction in progress                                                 6,303,454         3,357,720
                                                                         ------------      ------------
              Total real estate                                           338,404,737       337,458,187
                                                                         ------------      ------------
INVESTMENT IN JOINT VENTURES (Note 2)                                      43,901,986        44,236,597
CASH AND CASH EQUIVALENTS                                                   8,156,316         4,298,301
ACCOUNTS RECEIVABLE                                                         3,620,844         3,356,428
DEFERRED LEASE ACQUISITION COSTS                                            1,599,976         1,890,332
DEFERRED PROJECT COSTS                                                      1,409,081           550,256
DEFERRED OFFERING COSTS                                                       581,690         1,291,376
DUE FROM AFFILIATES                                                         1,050,313           734,286
PREPAID EXPENSES AND OTHER ASSETS, net                                      2,252,702         4,734,583
                                                                         ------------      ------------
              Total assets                                               $400,977,645      $398,550,346
                                                                         ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:
   Accounts payable                                                      $  2,263,215      $  2,166,387
   Notes payable (Note 3)                                                  76,540,000       127,663,187
   Deferred rental income                                                     238,306           381,194
   Due to affiliates (Note 4)                                               1,084,012         1,772,956
   Dividends payable                                                        1,069,579         1,025,010
                                                                         ------------      ------------
              Total liabilities                                            81,195,112       133,008,734
                                                                         ------------      ------------

MINORITY INTEREST OF UNIT HOLDER IN OPERATING PARTNERSHIP                     200,000           200,000
                                                                         ------------      ------------
SHAREHOLDERS' EQUITY:
   Common shares, $.01 par value; 125,000,000 shares authorized,
    38,127,278 shares issued and 37,908,326 shares outstanding at
    March 31, 2001, and 31,509,807 shares issued and 31,368,510
    outstanding at December 31, 2000.                                         381,273           315,097
   Additional paid-in capital                                             321,390,784       266,439,484
   Treasury stock, at cost, 218,952 shares at March 31, 2001 and
    141,297 shares at December 31, 2000.                                   (2,189,524)       (1,412,969)
                                                                         ------------      ------------
              Total shareholders' equity                                  319,582,533       265,341,612
                                                                         ------------      ------------
Total liabilities and shareholders' equity                               $400,977,645      $398,550,346
                                                                         ============      ============

  The accompanying notes are an integral part of these consolidated balance sheets.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                              STATEMENTS OF INCOME


                                                                                    Three Months Ended
                                                                               ---------------------------
                                                                                 March 31,       March 31,
                                                                                   2001            2000
                                                                               -----------      ----------
REVENUES:
   Rental income                                                               $ 9,860,085      $3,151,262
   Equity in income of joint ventures (Note 2)                                     709,713         481,761
   Interest income                                                                  99,915          77,386
                                                                               -----------      ----------
                                                                                10,669,713       3,710,409
                                                                               -----------      ----------
EXPENSES:
   Operating costs, net of reimbursements                                        1,091,185         148,808
   Management and leasing fees                                                     565,714         233,770
   Depreciation                                                                  3,187,179       1,180,258
   Administrative costs                                                            106,540          57,144
   Legal and accounting                                                             67,767          19,418
   Computer costs                                                                      800           3,068
   Amortization of deferred financing costs                                        214,757          22,603
   Interest expense                                                              2,160,426         354,052
                                                                               -----------      ----------
                                                                                 7,394,368       2,019,121
                                                                               -----------      ----------
NET INCOME                                                                     $ 3,275,345      $1,691,288
                                                                               -----------      ----------
BASIC AND DILUTED EARNINGS PER SHARE                                           $      0.10      $     0.11
                                                                               ===========      ==========

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                       STATEMENTS OF SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                 AND FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                           Common Stock                                       Treasury Stock
                                      ---------------------   Additional                ------------------------       Total
                                                                Paid-In       Retained                             Shareholders'
                                         Shares     Amount      Capital       Earnings     Shares       Amount         Equity
                                      -----------  --------  ------------  ------------ ----------  ------------   -------------
BALANCE, December 31, 1999             13,471,085  $134,710  $115,880,885   $         0          0   $         0    $116,015,595
  Issuance of common stock             18,038,722   180,387   180,206,833             0          0             0     180,387,220
  Treasury stock purchased                      0         0             0             0   (141,297)   (1,412,969)     (1,412,969)
  Net income                                    0         0             0     8,552,967          0             0       8,552,967
  Dividends ($.73 per share)                    0         0    (7,276,452)   (8,552,967)         0             0     (15,829,419)
  Sales commission                              0         0   (17,002,554)            0          0             0     (17,002,554)
  Other offering expenses                       0         0    (5,369,228)            0          0             0      (5,369,228)
                                      -----------  --------  ------------  ------------ ----------  ------------   -------------
BALANCE, December 31, 2000             31,509,807   315,097   266,439,484             0   (141,297)   (1,412,969)    265,341,612
  Issuance of common stock              6,617,471    66,176    66,108,529             0          0             0      66,174,705
  Treasury stock purchased                      0         0             0             0    (77,655)     (776,555)       (776,555)
  Net income                                    0         0             0     3,275,345          0             0       3,275,345
  Dividends ($.19 per share)                    0         0    (2,982,460)   (3,275,345)         0             0      (6,257,805)
  Sales commission                              0         0    (6,212,824)            0          0             0      (6,212,824)
  Other offering expenses                       0         0    (1,961,945)            0          0             0      (1,961,945)
                                      -----------  --------  ------------  ------------ ----------  ------------   -------------
BALANCE, March 31, 2001                38,127,278  $381,273  $321,390,784   $         0   (218,952)  $(2,189,524)   $319,582,533
                                      ===========  ========  ============  ============ ==========  ============   =============

           See accompanying condensed notes to financial statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY



                           STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended
                                                                                     ---------------------------------
                                                                                       March 31,            March 31,
                                                                                          2001                 2000
                                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  3,275,345         $  1,691,288
  Adjustments to reconcile net income to net cash provided by operating activities:
        Equity in income of joint ventures                                               (709,713)            (481,761)
        Depreciation                                                                    3,187,179            1,180,258
        Amortization of deferred financing costs                                          214,757               22,603
        Changes in assets and liabilities:
          Accounts receivable                                                            (264,416)                   0
          Deferred rental income                                                         (142,888)                   0
          Prepaid expenses and other assets, net                                        2,557,480           (2,819,583)
          Accounts payable and accrued expenses                                            96,828               80,001
          Due to affiliates                                                                20,742            1,354,887
                                                                                     ------------         ------------
               Net cash provided by operating activities                                8,235,314            1,027,693
                                                                                     ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate                                                           (2,703,858)         (65,329,686)
  Investment in joint ventures                                                             (5,749)                   0
  Deferred project costs paid                                                          (2,288,936)            (940,738)
  Distributions received from joint ventures                                              734,286              648,354
                                                                                     ------------         ------------
               Net cash used in investing activities                                   (4,264,257)         (65,622,070)
                                                                                     ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                           5,800,000           54,991,145
  Repayment of notes payable                                                          (56,923,187)         (10,407,472)
  Dividends paid                                                                       (6,213,236)          (2,177,672)
  Issuance of common stock                                                             66,174,705           27,048,365
  Sales commissions paid                                                               (6,212,824)          (2,553,429)
  Offering costs paid                                                                  (1,961,945)            (806,346)
  Treasury stock purchased                                                               (776,555)            (170,163)
                                                                                     ------------         ------------
               Net cash (used in) provided by financing activities                       (113,042)          65,924,428
                                                                                     ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               3,858,016            1,330,051

CASH AND CASH EQUIVALENTS, beginning of year                                            4,298,301            2,929,804
                                                                                     ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                             $  8,156,316         $  4,259,855
                                                                                     ============         ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
          Deferred project costs applied to real estate assets                       $  1,430,111         $    749,613
                                                                                     ============         ============

          Deferred offering costs due to affiliate                                   $          0         $     94,233
                                                                                     ============         ============
          Write-off of deferred offering costs due to affiliate                      $    709,686         $          0
                                                                                     ============         ============

           See accompanying condensed notes to financial statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                AND SUBSIDIARY


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  General

     Wells Real Estate Investment Trust, Inc. (the "Company") is a Maryland corporation formed on July 3, 1997. The Company is the sole general partner of Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes.

     On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999, and on December 20, 1999, the Company commenced a second follow-on public offering of up to 22,200,000 shares of common stock at $10 per share. As of March 31, 2001, the Company had received gross offering proceeds of approximately $73,846,896 from the sale of approximately 7,384,690 shares from its third public offering. Accordingly, as of March 31, 2001, the Wells REIT had received aggregate gross offering proceeds of approximately $381,272,774 from the sale of 38,127,278 shares of its common stock. After payment of $13,267,914 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $47,385,406 in selling commissions and organization and offering expenses, and capital contributions and acquisition expenditures by Wells OP of $313,889,969 in property acquisitions and common stock redemptions of $776,555 pursuant to the Company's share repurchase program, the Company was holding net offering proceeds of $5,952,930 available for investment in properties.

     Wells OP owns interests in properties directly and through equity ownership in the following joint ventures: (i) a joint venture among Wells OP and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), (ii) Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between Wells OP and Fund X and Fund XI Associates, which is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"), (iii) Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between Wells OP and the Fund X-XI Joint Venture, (iv) a joint venture among Wells OP, Wells Real Estate Fund XI, L.P., and Wells Real Estate Fund XII, L.P. (the "Fund XI-XII-REIT Joint Venture"), (v) a joint venture between Wells OP and Wells Real Estate Fund XII, L.P. (the "Fund XII-REIT Joint Venture"), and (vi) the Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VIII-IX Joint Venture, which is a joint venture between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P.

     As of March 31, 2001, Wells OP owned interests in the following properties either directly or through its interest in the foregoing joint ventures:
     (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Technologies Building"), (v) a one-story warehouse and office building in Ogden, Utah (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a two-story warehouse office building in Fremont, California (the "Fremont Building"), which is owned by the Wells/ Fremont Joint Venture, (vii) a one-story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Wells/Orange County Joint Venture, (viii) a four-story office building in Tampa, Florida (the "PWC Building"), (ix) a four-story office building in Harrisburg, Pennsylvania (the "AT&T Harrisburg Building"), which are owned directly by Wells OP, (x) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), (xi) a three-story office building located in Leawood, Kansas (the "Sprint Building"), (xii) a one story office building and warehouse in Tredyffrin Township, Pennsylvania (the "Johnson Matthey Building"), (xiii) a two-story office building in Ft. Meyers, Florida (the "Gartner Building"), all four of which are owned by Fund XI-XII-REIT Joint Venture, (xiv) a two-story office building located in Lake Forest, California (the "Matsushita Building"), (xv) a four-story office building located in Richmond, Virginia (the "Alstom Power-Richmond Building"), (xvi) a two-story office building and warehouse in Wood Dale, Illinois (the "Marconi Building"), (xvii) a five-story office building in Plano, Texas (the "Cinemark Building"), (xviii) a three-story office building in Tulsa, Oklahoma (the "Metris Building"), (xix) a two-story office building in Scottsdale, Arizona (the "Dial Building"), (xx) a two-story office building in Tempe, Arizona (the "ASML Building"), (xxi) a two-story office building in Tempe, Arizona (the "Motorola-Arizona Building"), (xxii) a two-story office building in Tempe, Arizona (the "Avnet Building"), (xxiii) a three-story office building in Troy, Michigan (the "Delphi Building") all ten of which are owned directly by Wells OP, (xxiv) a three-story office building in Troy, Michigan (the "Siemens Building"), which is owned by the Fund XII-REIT Joint Venture,
     (xxv) a two-story office building in Orange County, California (the "Quest Building"), formerly the Bake Parkway Building, previously owned by Fund VIII-IX Joint Venture, which is now owned by Fund VIII-IX-REIT Joint Venture, (xxvi) a three-story office building in South Plainfield, New Jersey (the "Motorola-New Jersey Building"), (xxvii) a nine-story office building in Minnetonka, Minnesota (the "Metris Minnetonka Building"), (xxviii) a six-story office building in Houston, Texas (the "Stone and Webster Building"), all three of which are owned directly by Wells OP, and
     (xxix) a one-story and a two-story office building (the "AT&T-Oklahoma Buildings"), which is owned by the Fund XII-REIT Joint Venture.

     (b)  Deferred Project Costs

     The Company pays a percentage of shareholder contributions to the Advisor for acquisition and advisory services. These payments, are stipulated in the prospectus. These payments may not exceed 3 1/2% of shareholders' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of March 31, 2001, amounted to $13,267,914 and represented approximately 3 1/2% of shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture, or real estate assets. Deferred project costs at March 31, 2001 and December 21, 2000, represent fees not yet applied to properties.

     (c)  Deferred Offering Costs

     Offering expenses, to the extent that they exceed 3% of gross offering proceeds, will be paid by the Advisor and not by the Company. Offering expenses do not include sales or underwriting commissions but do include such costs as legal and accounting fees, printing costs, and other offering expenses. As of March 31, 2001, the Advisor paid offering expenses on behalf of the Company in an aggregate amount of $11,372,498, which did not exceed the 3% limitation.

     (d)  Employees

     The Company has no direct employees. The employees of the Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

     (e)  Insurance

     Wells Management Company, Inc., an affiliate of the Company and the Advisor, carries comprehensive liability and extended coverage with respect to all the properties owned directly and indirectly by the Company. In the opinion of management, the properties are adequately insured.

     (f)  Competition

     The Company will experience competition for tenants from owners and managers of competing projects, which may include its affiliates. As a result, the Company may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Company elects to dispose of its properties, the Company will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

     (g)  Basis of Presentation

     Substantially all of the Company's business will be conducted through Wells OP. On December 31, 1997, Wells OP issued 20,000 limited partner units to the Advisor in exchange for a capital contribution of $200,000. The Company is the sole general partner in Wells OP; consequently, the accompanying consolidated balance sheet of the Company includes the amounts of the Company and Wells OP.

     The consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the Board of Directors, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

     (h)  Distribution Policy

     The Company will make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of its real estate investment trusts taxable income. The Company intends to make regular quarterly distributions to holders of the shares. Distributions will be made to those shareholders who are shareholders as of the record date selected by the Directors.

     Distributions will be declared on a monthly basis and paid on a quarterly basis during the offering period and declared and paid quarterly thereafter. No distributions are paid to the Advisor.

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

2.   INVESTMENT IN JOINT VENTURES

     The Company owned interests in 29 properties through its ownership in Wells OP, which owns interests in six joint ventures. The Company does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method.

3.   NOTES PAYABLE

     Notes payable consists of loans of (i) $50,440,000 due to SouthTrust Bank secured by a first mortgage against the Cinemark, ASML, Dial, PWC, Motorola, Avnet and Alstom Power Buildings, (ii) $8,000,000 due to Richter-Schroeder Company, Inc. secured by a first mortgage against the Metris Building, and (iii) $18,100,000 due to Guarantee Federal secured by a first mortgage on the Stone and Webster Building.

4.   DUE TO AFFILIATES

     Due to affiliates consists of amounts due to the Advisor for Acquisitions and Advisory Fees and Acquisition Expenses, deferred offering costs, and other operating expenses paid on behalf of the Company. Also included in due to affiliates is the amount due to the Fund VIII-IX Joint Venture related to the Matsushita lease guarantee, which is explained in detail in the December 31, 2000 Form 10-K. Payments of $601,963 have been made as of March 31, 2000 toward funding the obligation under the Matsushita agreement.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and notes thereto. This report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Company, anticipated capital expenditures required to complete certain projects, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

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

     Between December 31, 1999, and March 31, 2001, the Company raised an additional $246,561,924 in offering proceeds through the sale of an additional 24,656,192 shares. Accordingly, as of March 31, 2001, the Company had raised a total of $381,272,774 in offering proceeds through the sale of 38,127,278 shares of common stock. As of March 31, 2001, the Company had paid a total of $13,267,914 in Acquisition and Advisory Fees and Acquisition Expenses, had paid a total of $47,385,406 in selling commissions and organizational offering expenses, had made capital contributions of $313,889,969 to Wells OP for investments in joint ventures and acquisitions of real property, had utilized $776,555 for the retirement of stock pursuant to the Company's share redemption program, and was holding net offering proceeds of $5,952,930 available for investment and additional properties.

     Cash and cash equivalents at March 31, 2001 and 2000 were $8,156,316 and $4,259,855, respectively. The increase in cash and cash equivalents resulted primarily from raising additional capital, which was offset by new investments in real property acquisitions.

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

     As of March 31, 2001, the Company had acquired interests in 29 real estate properties. These properties are generating sufficient cash flows to cover the operating expenses of the Company and pay quarterly dividends. Dividends declared for the first quarter of 2001 and the first quarter of 2000 totaled $0.188 and $0.175, respectively, per share, which were declared on a daily record date basis to the shareholders of record at the close of business of each day during the quarter.

     Cash Flows from Operating Activities

     Net cash provided by operating activities was $8,235,314 for the three months ended March 31, 2001 and $1,027,693 for the three months ended March 31, 2000. The increase in net cash provided by operating activities resulted primarily from additional rental revenues and income in equity of joint ventures generated from the properties acquired during the three months ended March 31, 2001.

     Cash Flows from Investing Activities

     Net cash used in investing activities decreased from $65,622,070 for the three months ended March 31, 2000 compared to $4,264,257 for the three months ended March 31, 2001 primarily due to acquiring less properties during the first quarter of 2001 compared to the same period in 2000.

     Cash Flows from Financing Activities

     Net cash generated through financing activities decreased from inflows of $65,924,428 for the three months ended March 31, 2000 to outflows of $113,042 for the three months ended March 31, 2001 primarily due to repayments of notes payable, and was partially offset by raising additional capital. The Company raised $66,174,705 in offering proceeds for the three months ended March 31, 2001, as compared to $27,048,365 for the three months ended March 31, 2000. In addition, the Company received loan proceeds from financings secured by properties of $5,800,000 and repaid notes payable in the amount of $56,923,187 during the first quarter of 2001.

     Results of Operations

     As of March 31, 2001, the properties owned by the Company were 100% occupied. Gross revenues for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, increased to $10,669,713 from $3,710,409, respectively, primarily as a result of additional rental revenues and equity in income of joint ventures generated from property acquired during the three months ended March 31, 2001. The purchase of interests in additional properties also resulted in increases in operating expenses, management and leasing fees, depreciation expense, administrative costs, legal and accounting fees, financing costs, and interest expense. As a result, net income increased to $3,275,345 for 2001 as compared to $1,691,288 for 2000.

2.   PROPERTY OPERATIONS

     As of March 31, 2001, the Company owned interests in the following operational properties:

        Alstom Power Building-Knxoville/Fund IX-X-XI-REIT Joint Venture

                                                                                   Three Months Ended
                                                                               --------------------------
                                                                               March 31,        March 31,
                                                                                  2001             2000
                                                                               ---------        ---------
Revenues:
  Rental income                                                                $ 295,634        $ 315,165
  Interest income                                                                 20,255           17,728
                                                                               ---------        ---------
                                                                                 315,889          332,893
                                                                               ---------        ---------
Expenses:
  Depreciation                                                                    99,934           98,454
  Management and leasing expenses                                                 24,003           25,253
  Other operating expenses, net of reimbursements                                  9,361           (6,063)
                                                                               ---------        ---------
                                                                                 133,298          117,644
                                                                               ---------        ---------
Net income                                                                     $ 182,591        $ 215,249
                                                                               =========        =========

Occupied percentage                                                                  100%             100%
                                                                               =========        =========
Company's ownership percentage                                                      3.71%            3.72%
                                                                               =========        =========

Cash distributions to the Company                                              $  10,340        $  11,534
                                                                               =========        =========

Net income allocated to the Company                                            $   6,777        $   8,009
                                                                               =========        =========

Net income decreased in 2001, compared to 2000, due to a rental adjustment made in the first quarter of 2000. Total expenses increased due to increases in janitorial costs and repairs and maintenance costs associated with common floor space. Other operating expenses were negative for 2000 due to offsetting reimbursement billings for operating costs, and management and leasing expenses related to 1999.

Cash distributions decreased in 2001 compared to 2000 due to a combination of decreased rental income and increased expenses.

                Ohmeda Building/Fund IX-X-XI-REIT Joint Venture


                                                                                   Three Months Ended
                                                                              ----------------------------
                                                                                March 31,        March 31,
                                                                                  2001             2000
                                                                              -----------       ----------
Revenues:
  Rental income                                                                 $256,830         $256,829
                                                                              ----------        ---------
Expenses:
  Depreciation                                                                    81,576           81,576
  Management and leasing expenses                                                 12,545           17,001
  Other operating expenses, net of reimbursements                                  3,982           27,594
                                                                              ----------        ---------
                                                                                  98,103          126,171
                                                                              ----------        ---------
Net income                                                                      $158,727         $130,658
                                                                              ==========        =========

Occupied percentage                                                                  100%             100%
                                                                              ==========        =========

Company's ownership percentage                                                      3.71%            3.72%
                                                                              ==========        =========

Cash distributions to Company                                                   $  8,707         $  7,684
                                                                              ==========        =========

Net income allocated to Company                                                 $  5,891         $  4,861
                                                                              ==========        =========

Net income increased in 2001 as compared to 2000 due to an overall decrease in expenses. Operating expenses decreased significantly due to a reduction in real estate taxes resulting from to an appeal in 2000 to the taxing authorities. Management and leasing expenses decreased due to a decrease in reimbursement collections in 2001, as these fees are assessed based on cash collections.

Cash distributions have increased because of the increase in net income. The Company's ownership percentage decreased due to additional capital contributions made to the Fund IX-X-XI-REIT Joint Venture by Wells Fund X during the third quarter of 2000.

           360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture


                                                                                     Three Months Ended
                                                                               ---------------------------
                                                                                 March 31,       March 31,
                                                                                   2001            2000
                                                                               -----------      ----------
Revenues:
  Rental income                                                                 $206,628         $206,189
                                                                               ---------        ---------
Expenses:
  Depreciation                                                                    71,797           71,670
  Management and leasing expenses                                                 22,346           20,907
  Other operating expenses, net of reimbursements                                  7,722          (16,920)
                                                                               ---------        ---------
                                                                                 101,865           75,657
                                                                               ---------        ---------
Net income                                                                      $104,763         $130,532
                                                                               =========        =========

Occupied percentage                                                                  100%             100%
                                                                               =========        =========
Company's ownership percentage                                                      3.71%            3.72%
                                                                               =========        =========
Cash distributions to the Company                                               $  6,695         $  7,573
                                                                               =========        =========
Net income allocated to the Company                                             $  3,888         $  4,857
                                                                               =========        =========

Net income decreased in 2001 as compared to 2000 due to a increase in operating expenses. Other operating expenses are negative for 2000 due to an adjustment of tenant reimbursements of operating costs and management and leasing fees. Tenants are billed an estimated amount for current year common-area maintenance reimbursement which are reconciled the following year, and the difference is billed or credited to the tenants.

Cash distributions and net income allocated to the Company for the quarter decreased in 2001 compared to 2000 due to the decrease in net income. The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund X to the Joint Venture during the third quarter of 2000.

          Avaya Technologies Building/Fund IX-X-XI-REIT Joint Venture

                                                                                    Three Months Ended
                                                                               ---------------------------
                                                                                 March 31,       March 31,
                                                                                   2001            2000
                                                                               -----------      ----------
Revenues:
  Rental income                                                                 $145,752         $145,752
                                                                               ---------        ---------
Expenses:
  Depreciation                                                                    45,801           45,801
  Management and leasing expenses                                                  5,485            5,370
  Other operating expenses                                                         4,104            3,481
                                                                               ---------        ---------
                                                                                  55,390           54,652
                                                                               ---------        ---------
Net income                                                                      $ 90,362         $ 91,100
                                                                               =========        =========

Occupied percentage                                                                  100%             100%
                                                                               =========        =========

Company's ownership percentage                                                      3.71%            3.72%
                                                                               =========        =========

Cash distributions to the Company                                               $  4,627         $  4,702
                                                                               =========        =========

Net income allocated to the Company                                             $  3,354         $  3,389
                                                                               =========        =========

Rental income, net income and distributions remained relatively stable as compared to 2000 due to the stable occupancy. The Company's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund X to the Joint Venture during the third quarter of 2000.

                Iomega Building/Fund IX-X-XI-REIT Joint Venture


                                                                                    Three Months Ended
                                                                               ---------------------------
                                                                                March 31,        March 31,
                                                                                  2001             2000
                                                                               ----------       ----------
Revenues:
  Rental income                                                                 $168,250         $168,250
                                                                               ---------        ---------
Expenses:
  Depreciation                                                                    55,062           55,062
  Management and leasing expenses                                                  7,462            7,280
  Other operating expenses, net of reimbursements                                  3,733            5,148
                                                                               ---------        ---------
                                                                                  66,257           67,490
                                                                               ---------        ---------
Net income                                                                      $101,993         $100,760
                                                                               =========        =========

Occupied percentage                                                                  100%             100%
                                                                               =========        =========

Company's ownership percentage                                                      3.71%            3.72%
                                                                               =========        =========

Cash distributions to the Company                                               $  5,650         $  5,618
                                                                               =========        =========

Net income allocated to the Company                                             $  3,785         $  3,749
                                                                               =========        =========

Rental income, net income and cash distributions remained stable for 2001, as compared to 2000, due to the stable occupancy.

                Cort Building/Wells/Orange County Joint Venture

                                                                                   Three Months Ended
                                                                              ---------------------------
                                                                                March 31,       March 31,
                                                                                  2001            2000
                                                                              -----------      ----------
Revenues:
  Rental income                                                                 $199,586         $198,885
                                                                              ----------       ----------
Expenses:
  Depreciation                                                                    46,641           46,641
  Management and leasing expenses                                                  8,107            7,590
  Other operating expenses                                                        11,085           11,171
                                                                              ----------       ----------
                                                                                  65,833           65,402
                                                                              ----------       ----------
Net income                                                                      $133,753         $133,483
                                                                              ==========       ==========

Occupied percentage                                                                  100%             100%
                                                                              ==========       ==========

Company's ownership percentage                                                      43.7%            43.7%
                                                                              ==========       ==========

Cash distributions to the Company                                               $ 74,477         $ 74,665
                                                                              ==========       ==========

Net income allocated to the Company                                             $ 58,406         $ 58,288
                                                                              ==========       ==========

Rental income, expenses and net income remained stable in 2001, as compared to 2000.

                Fairchild Building/Wells/Fremont Joint Venture

                                                                                   Three Months Ended
                                                                                --------------------------
                                                                                March 31,        March 31,
                                                                                  2001             2000
                                                                                ---------        ---------
Revenues:
  Rental income                                                                 $225,210         $225,195
                                                                                --------         --------
Expenses:
  Depreciation                                                                    71,382           71,382
  Management and leasing expenses                                                  9,044            9,175
  Other operating expenses                                                         2,172            3,770
                                                                                --------         --------
                                                                                  82,598           84,327
                                                                                --------         --------
Net income                                                                      $142,612         $140,868
                                                                                ========         ========

Occupied percentage                                                                  100%             100%
                                                                                ========         ========

Company's ownership percentage                                                      77.5%            77.5%
                                                                                ========         ========

Cash distributions to the Company                                               $164,512         $158,409
                                                                                ========         ========

Net income allocated to the Company                                             $110,530         $109,178
                                                                                ========         ========

Rental income, depreciation, and management and leasing expenses and net income remained stable in 2001, as compared to 2000.

                                 PCW Building

                                                                                    Three Months Ended
                                                                                ---------------------------
                                                                                 March 31,        March 31,
                                                                                   2001             2000
                                                                                ----------       ----------
Revenues:
  Rental income                                                                 $552,298         $552,298
                                                                                --------         --------
Expenses:
  Depreciation                                                                   206,037          206,037
  Management and leasing expenses                                                 39,447           38,945
  Other operating expenses, net of reimbursements                                (20,408)         (36,029)
                                                                                --------         --------
                                                                                 225,076          208,953
                                                                                --------         --------
Net income                                                                      $327,222         $343,345
                                                                                ========         ========

Occupied percentage                                                                  100%             100%
                                                                                ========         ========

Company's ownership percentage                                                       100%             100%
                                                                                ========         ========

Cash generated to the Company                                                   $494,157         $496,230
                                                                                ========         ========

Net income generated to the Company                                             $327,222         $343,345
                                                                                ========         ========

Other operating expenses were negative due to common area maintenance billings which includes management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance reimbursements which are reconciled the following year, and the difference is billed or credited to the tenants.

                          AT&T - Harrisburg Building

                                                                                  Three Months Ended
                                                                              ----------------------------
                                                                              March 31,          March 31,
                                                                                2001               2000
                                                                              ---------          ---------
Revenues:
  Rental income                                                               $340,816           $340,832
                                                                              --------           --------
Expenses:
  Depreciation                                                                 120,744            120,744
  Management and leasing expenses                                               18,050             15,338
  Other operating expenses                                                       3,897              6,874
  Interest expense                                                                 849              3,206
                                                                              --------           --------
                                                                               143,540            146,162
                                                                              --------           --------
Net income                                                                    $197,276           $194,670
                                                                              ========           ========

Occupied percentage                                                                100%               100%
                                                                              ========           ========

Company's ownership percentage                                                     100%               100%
                                                                              ========           ========

Cash generated to the Company                                                 $220,157           $324,414
                                                                              ========           ========

Net income generated to the Company                                           $197,276           $194,670
                                                                              ========           ========

Rental income, expenses and net income are relatively stable comparing 2001 to 2000. Cash generated to the Company decreased in 2001, as compared to 2000, due to the payoff of the Bank of America note related to this building during the first quarter of 2001.

           EYBL CarTex Building/Wells Fund XI-XII-REIT Joint Venture

                                                                                   Three Months Ended
                                                                               ----------------------------
                                                                               March 31,          March 31,
                                                                                 2001               2000
                                                                               ---------          ---------
Revenues:
  Rental income                                                                $ 140,089          $140,089
  Interest income                                                                  8,659                 0
                                                                               ---------          --------
                                                                                 148,748           140,089
                                                                               ---------          --------
Expenses:
  Depreciation                                                                    49,901            49,901
  Management and leasing expenses                                                  5,721             5,721
  Other operating expenses                                                        12,951             9,840
                                                                               ---------          --------
                                                                                  68,573            65,462
                                                                               ---------          --------
Net income                                                                     $  80,175          $ 74,627
                                                                               =========          ========

Occupied percentage                                                                  100%              100%
                                                                               =========          ========

Company's ownership percentage                                                      56.8%             56.8%
                                                                               =========          ========

Cash distributions to the Company                                              $  60,611          $ 56,928
                                                                               =========          ========

Net income allocated to the Company                                            $  45,510          $ 42,361
                                                                               =========          ========

Rental income remained stable for 2001, as compared to 2000, due to the stable occupancy rate. Net income increased due to an increase in interest income in 2001 over 2000 due to establishing new interest bearing bank accounts. Total expenses increased for 2001 over 2000 due to an increase in operating costs which includes a charge for a property condition report not incurred in 2000. Cash distributions increased due to the increase in net income.

                 Sprint Building/Fund X-XII-REIT Joint Venture

                                                                                   Three Months Ended
                                                                               ----------------------------
                                                                               March 31,          March 31,
                                                                                 2001               2000
                                                                               ---------          ---------
Revenues:
  Rental income                                                                $265,997           $265,997
                                                                               --------           --------
Expenses:
  Depreciation                                                                   81,779             81,779
  Management and leasing expenses                                                11,239             11,239
  Other operating expenses                                                        2,351              6,324
                                                                               --------           --------
                                                                                 95,369             99,342
                                                                               --------           --------
Net income                                                                     $170,628           $166,655
                                                                               ========           ========

Occupied percentage                                                                 100%               100%
                                                                               ========           ========

Company's ownership percentage                                                     56.8%              56.8%
                                                                               ========           ========

Cash distributions to the Company                                              $134,059           $131,801
                                                                               ========           ========

Net income allocated to the Company                                            $ 96,854           $ 94,597
                                                                               ========           ========

Rental income and cash distributions remained stable for 2001, as compared to 2000, while net income increased due to an offset for reimbursement received from a tenant for an expense incurred in the fourth quarter of 2000.

           Johnson Matthey Building/Fund XI-XIII-REIT Joint Venture

                                                                                 Three Months Ended
                                                                          -------------------------------
                                                                             March 31,          March 31,
                                                                               2001               2000
                                                                          ------------       ------------
Revenues:
   Rental income                                                            $ 214,474         $ 214,474
                                                                          -----------      ------------
Expenses:
   Depreciation                                                                63,869            63,869
   Management and leasing expenses                                              9,104             8,885
   Other operating expenses                                                     4,777             4,877
                                                                          -----------      ------------
                                                                               77,750            77,631
                                                                          -----------      ------------
Net income                                                                  $ 136,724         $ 136,843
                                                                          ===========      ============

Occupied percentage                                                               100%              100%
                                                                          ===========      ============

Company's ownership percentage                                                   56.8%             56.8%
                                                                          ===========      ============

Cash distributions to the Company                                           $ 106,959         $ 104,258
                                                                          ===========      ============

Net income allocated to the Company                                         $  77,609         $  77,675
                                                                          ===========      ============

Rental income, net income and cash distributions remained stable in 2001, as compared to 2000, due to the stable occupancy.

               Gartner Building/Fund XI-XII-REIT Joint Venture

                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                             March 31,          March 31,
                                                                               2001               2000
                                                                           ------------       ------------
Revenues:                                                                     $ 212,205          $ 204,241
   Rental income                                                           ------------       ------------

Expenses:
   Depreciation                                                                  77,623             77,623
   Management and leasing expenses                                               10,103             10,162
   Other operating expenses                                                      (2,271)           (15,311)
                                                                           ------------       ------------
                                                                                 85,455             72,474
                                                                           ------------       ------------
Net income                                                                    $ 126,750          $ 131,767
                                                                           ============       ============

Occupied percentage                                                                 100%               100%
                                                                           ============       ============

Company's ownership percentage                                                     56.8%              56.8%
                                                                           ============       ============

Cash distributions to the Company                                             $ 109,622          $ 108,131
                                                                           ============       ============

Net income allocated to the Company                                           $  71,947          $  74,795
                                                                           ============       ============

Rental income increased for 2001, as compared to 2000, due to a straight line rent adjustment. Depreciation and management and leasing expenses remained stable while total expenses increased. Other operating expenses were negative due to an offset of tenant reimbursements in operating costs. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenants.

                                Marconi Building

                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                             March 31,          March 31,
                                                                               2001               2000
                                                                           ------------       ------------
Revenues:
   Rental income                                                              $ 817,819          $ 817,819
                                                                           ------------       ------------
Expenses:
   Depreciation                                                                 293,352            293,352
   Management and leasing expenses                                               36,750             37,453
   Other operating expenses                                                       7,614              6,635
                                                                           ------------       ------------
                                                                                337,716            337,440
                                                                           ------------       ------------
Net income                                                                    $ 480,103          $ 480,379
                                                                           ============       ============

Occupied percentage                                                                 100%               100%
                                                                           ============       ============

Company's ownership percentage                                                      100%               100%
                                                                           ============       ============

Cash generated to the Company                                                 $ 671,344          $ 671,165
                                                                           ============       ============

Net income generated to the Company                                           $ 480,103          $ 480,379
                                                                           ============       ============

Rental income, expenses, net income and cash generated to the Company remained stable in 2001, as compared to 2000.

                              Matsushita Building

                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                             March 31,          March 31,
                                                                               2001               2000
                                                                           ------------       ------------
Revenues:
   Rental income                                                              $ 531,508          $ 524,609
                                                                           ------------       ------------
Expenses:
   Depreciation                                                                 258,144            254,757
   Management and leasing expenses                                               49,493             44,103
   Other operating expenses                                                      30,826             17,315
                                                                           ------------       ------------
                                                                                338,463            316,175
                                                                           ------------       ------------
Net income                                                                    $ 193,045          $ 208,434
                                                                           ============       ============

Occupied percentage                                                                 100%               100%
                                                                           ============       ============

Company's ownership percentage                                                      100%               100%
                                                                           ============       ============

Cash generated to the Company                                                 $ 455,593          $ 273,249
                                                                           ============       ============

Net income generated to the Company                                           $ 193,045          $ 208,434
                                                                           ============       ============

Rental income in 2001 remained relatively stable as compared to 2000. Expenses were greater in 2001 primarily due to increased expenditures in accounting, travel and administrative salaries. Cash generated to the Company increased in 2001, as compared to 2000, primarily due to the one time lease acquisition fee which was paid in the first quarter of 2000.

                               Cinemark Building

                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                             March 31,          March 31,
                                                                               2001               2000
                                                                           ------------       ------------
Revenues:
   Rental income                                                              $ 705,563          $ 701,604
                                                                           ------------       ------------
Expenses:
   Depreciation                                                                 212,241            212,276
   Management and leasing expenses                                               37,254             32,700
   Other operating expenses, net of reimbursements                              180,402            165,590
                                                                           ------------       ------------
                                                                                429,897            410,566
                                                                           ------------       ------------
Net income                                                                    $ 275,666          $ 291,038
                                                                           ============       ============

Occupied percentage                                                                 100%               100%
                                                                           ============       ============

Company's ownership percentage                                                      100%               100%
                                                                           ============       ============

Cash generated to the Company                                                 $ 453,833          $ 455,916
                                                                           ============       ============

Net income generated to the Company                                           $ 275,666          $ 291,038
                                                                           ============       ============

Net income decreased in 2001, as compared to 2000, primarily due to increased utility costs at the property.

                                Metris Building

                                                                                         The Period from
                                                                     Three Months          February 11,
                                                                         Ended             2000 Through
                                                                 ------------------     ------------------
                                                                        March 31,            March 31,
                                                                          2001                 2000
                                                                 ------------------     ------------------
Revenues:
   Rental income                                                           $309,275               $172,492
                                                                 ------------------     ------------------
Expenses:
   Depreciation                                                             120,633                 77,130
   Management and leasing expenses                                           19,211                  7,373
   Other operating expenses, net of reimbursements                            7,287                  2,916
                                                                 ------------------     ------------------
                                                                            147,131                 87,419
                                                                 ------------------     ------------------
Net income                                                                 $162,144               $ 85,073
                                                                 ==================     ==================

Occupied percentage                                                             100%                   100%
                                                                 ==================     ==================

Company's ownership percentage                                                  100%                   100%
                                                                 ==================     ==================

Cash generated to the Company                                              $272,151               $154,675
                                                                 ==================     ==================

Net income generated to the Company                                        $162,144               $ 85,073
                                                                 ==================     ==================

Revenue, expenses and cash generated to the Company increased during 2001, as the Metris Building was purchased in February of 2000.

                                 Dial Building

                                                                                         The Period from
                                                                     Three Months         March 29, 2000
                                                                         Ended               Through
                                                                 ------------------     ------------------
                                                                        March 31,            March 31,
                                                                          2001                 2000
                                                                 ------------------     ------------------
Revenues:
   Rental income                                                           $346,918                $11,191
                                                                 ------------------     ------------------
Expenses:
   Depreciation                                                             112,407                  3,894
   Management and leasing expenses                                           15,611                      0
   Other operating expenses, net of reimbursements                           13,298                      0
                                                                 ------------------     ------------------
                                                                            141,316                  3,894
                                                                 ------------------     ------------------
Net income                                                                 $205,602                $ 7,297
                                                                 ==================     ==================

Occupied percentage                                                             100%                   100%
                                                                 ==================     ==================

Company's ownership percentage                                                  100%                   100%
                                                                 ==================     ==================

Cash generated to the Company                                              $322,453                $11,191
                                                                 ==================     ==================

Net income generated to the Company                                        $205,602                $ 7,297
                                                                 ==================     ==================

Revenue, expenses, and cash generated to the Company increased during 2001, as the Dial Building was purchased in March of 2000.

                                 ASML Building

                                                                                         The Period from
                                                                     Three Months         March 29, 2000
                                                                         Ended               Through
                                                                 ------------------     ------------------
                                                                        March 31,            March 31,
                                                                          2001                 2000
                                                                 ------------------     ------------------
Revenues:
   Rental income                                                           $538,509                $15,547
                                                                 ------------------     ------------------
Expenses:
   Depreciation                                                             182,242                  6,279
   Management and leasing expenses                                           23,153                      0
   Other operating expenses, net of reimbursements                           55,986                  1,503
                                                                 ------------------     ------------------
                                                                            261,381                  7,782
                                                                 ------------------     ------------------
Net income                                                                 $277,128                $ 7,765
                                                                 ==================     ==================

Occupied percentage                                                             100%                   100%
                                                                 ==================     ==================

Company's ownership percentage                                                  100%                   100%
                                                                 ==================     ==================

Cash generated to the Company                                              $408,171                $14,044
                                                                 ==================     ==================

Net income generated to the Company                                        $277,128                $ 7,765
                                                                 ==================     ==================

Revenue, expenses, cash generated to the Company increased during 2001, as the ASML Building was purchased in March of 2000.

                           Motorola Arizona Building

                                                                                         The Period from
                                                                     Three Months         March 29, 2000
                                                                         Ended               Through
                                                                 ------------------     ------------------
                                                                        March 31,            March 31,
                                                                          2001                 2000
                                                                 ------------------     ------------------
Revenues:
   Rental income                                                           $490,790               $14,870
                                                                 ------------------     ------------------
Expenses:
   Depreciation                                                             167,058                 5,789
   Management and leasing expenses                                           21,527                     0
   Other operating expenses, net of reimbursements                           71,529                 1,967
                                                                 ------------------     ------------------
                                                                            260,114                 7,756
                                                                 ------------------     ------------------
Net income                                                                 $230,676               $ 7,114
                                                                 ==================     ==================
Occupied percentage                                                             100%                  100%
                                                                 ==================     ==================
Company's ownership percentage                                                  100%                  100%
                                                                 ==================     ==================
Cash generated to the Company                                              $372,142               $12,903
                                                                 ==================     ==================
Net income generated to the Company                                        $260,676               $ 7,114
                                                                 ==================     ==================

Revenue, expenses, and cash generated to the Company increased in 2001, as the Motorola Building was purchased in March of 2000.

                 Siemens Building/Fund XII - REIT Joint Venture

                                                                                     Three Months
                                                                                         Ended
                                                                                   ----------------
                                                                                    March 31, 2001
                                                                                   ----------------
Revenues:
   Rental income                                                                           $364,205
   Interest income                                                                            5,566
                                                                                   ----------------
                                                                                            369,771
                                                                                   ----------------

Expenses:
   Depreciation                                                                             160,326
   Management and leasing expense                                                            14,979
   Other operating expenses                                                                   7,108
                                                                                   ----------------
                                                                                            182,413
                                                                                   ----------------
Net income                                                                                 $187,358
                                                                                   ================
Occupied percentage                                                                             100%
                                                                                   ================

Company's ownership percentage                                                                46.85%
                                                                                   ================

Cash distributions to the Company                                                          $148,211
                                                                                   ================

Net income allocated to the Company                                                        $ 87,778
                                                                                   ================

Since the Siemens Building was purchased in May 2000, comparable income and expense figures for the prior year are not available.

                                 Avnet Building

                                                                                      Three Months
                                                                                         Ended
                                                                                   ----------------
                                                                                     March 31, 2001
                                                                                   ----------------
Revenues:
   Rental income                                                                           $418,065
                                                                                   ----------------
Expenses:
   Depreciation                                                                             138,228
   Management and leasing expenses                                                           17,685
   Other operating expenses, net of reimbursements                                           64,313
                                                                                   ----------------
                                                                                            220,226
                                                                                   ----------------
Net income                                                                                 $197,839
                                                                                   ================
Occupied percentage                                                                             100%
                                                                                   ================
Company's ownership percentage                                                                  100%
                                                                                   ================
Cash generated to the Company                                                              $297,781
                                                                                   ================
Net income generated to the Company                                                        $197,839
                                                                                   ================

Comparable income and expense information is not available for the three months ended March 31, 2000, as the Avnet Building was purchased in June of 2000,

                                Delphi Building

                                                     Three Months
                                                         Ended
                                                     -----------
                                                       March 31,
                                                         2001
                                                     -----------
Revenues:
   Rental income                                       $515,424
                                                     ----------
Expenses:
   Depreciation                                         206,883
   Management and leasing expenses                       21,685
   Other operating expenses                               4,126
                                                     ----------
                                                        232,694
                                                     ----------
Net income                                             $282,730
                                                     ==========

Occupied percentage                                         100%
                                                     ==========

Company's ownership percentage                              100%
                                                     ==========

Cash generated to the Company                          $456,082
                                                     ==========

Net income generated to the Company                    $282,730
                                                     ==========

Comparable income and expense information is not available for the three months ended March 31, 2000, as the Delphi Building was purchased in June of 2000,

               Quest Building/Fund VIII - IX - REIT Joint Venture

                                                        Three Months
                                                            Ended
                                                        ------------
                                                           March 31,
                                                             2001
                                                        ------------
Revenues:
   Rental income                                            $267,385
                                                         -----------
Expenses:
   Depreciation                                              114,930
   Management and leasing expenses                            10,759
   Other operating expenses                                   36,663
                                                         -----------
                                                             162,352
                                                         -----------
Net income                                                  $105,033
                                                         ===========
Occupied percentage                                              100%
                                                         ===========

Company's ownership percentage                                  15.7%
                                                         ===========

Cash generated to the Company                               $ 39,536
                                                         ===========

Net income generated to the Company                         $ 16,530
                                                         ===========

On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. (the "Fund VII-IX Joint Venture"). On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Quest Building (formerly the Bake Parkway Building) to the Fund VIII-IX-REIT Joint Venture. On August 1, 2000, Quest Software, Inc. commenced occupancy of the entire building.

Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded by capital contributions made by the Company.

                        Alstom Power Richmond Building

                                                                    Three Months
                                                                       Ended
                                                                    -----------
                                                                      March 31,
                                                                        2001
                                                                    -----------
Revenues:
   Rental income                                                      $316,903
                                                                     ---------
Expenses:
   Depreciation                                                        154,662
   Management and leasing expenses                                      48,985
   Other operating expenses, net of reimbursements                       1,428
                                                                     ---------
                                                                       205,075
                                                                     ---------
Net income                                                            $111,828
                                                                     =========
Occupied percentage                                                        100%
                                                                     =========
Company's ownership percentage                                             100%
                                                                     =========
Cash generated to the Company                                         $275,616
                                                                     =========
Net income generated to the Company                                   $111,828
                                                                     =========

Comparable income and expense information is not available for three months ended March 31, 2000, as the Alstom Power Building was completed in July of 2000.

                         Motorola - New Jersey Building

                                                                 Three Months
                                                                    Ended
                                                                -------------
                                                                   March 31,
                                                                     2001
                                                                -------------
Revenues:
   Rental income                                                  $  860,280
                                                                ------------
Expenses:
   Depreciation                                                      171,375
   Management and leasing expenses                                    42,160
   Other operating expenses, net of reimbursements                    23,002
                                                                ------------
                                                                     236,537
                                                                ------------
Net income                                                        $  623,743
                                                                ============

Occupied percentage                                                      100%
                                                                ============

Company's ownership percentage                                           100%
                                                                ============

Cash generated to the Company                                     $  779,046
                                                                ============

Net income generated to the Company                               $  623,743
                                                                ============

Comparable income and expense information is not available for the three months ended March 31, 2000, as the Motorola Building was purchased in November of 2000.

                          Metris Minnetonka Building

                                                              Three Months
                                                                Ended
                                                            ----------------
                                                                March 31,
                                                                  2001
                                                            ----------------
Revenues:
   Rental income                                                  $1,366,234
                                                            ----------------
Expenses:
   Depreciation                                                      465,000
   Management and leasing expenses                                    74,737
   Other operating expenses, net of reimbursements                   168,600
                                                            ----------------
                                                                     708,337
                                                            ----------------
Net income                                                        $  657,897
                                                            ================

Occupied percentage                                                      100%
                                                            ================

Company's ownership percentage                                           100%
                                                            ================

Cash generated to the Company                                     $1,044,765
                                                            ================

Net income generated to the Company                               $  657,897
                                                            ================

Comparable income and expense information is not available for the three months ended March 31, 200, as the Metris Minnetonka Building was purchased in December of 2000.

                            Stone & Webster Building

                                                           Three Months
                                                              Ended
                                                          --------------
                                                             March 31,
                                                               2001
                                                          ---------------
Revenues:
   Rental income                                               $1,750,839
                                                          ---------------
Expenses:
   Depreciation                                                   379,173
   Management and leasing expenses                                 83,830
   Other operating expenses, net of reimbursements                545,520
                                                          ---------------
                                                                1,008,523
                                                          ---------------
Net income                                                     $  742,316
                                                          ===============

Occupied percentage                                                   100%
                                                          ===============

Company's ownership percentage                                        100%
                                                          ===============

Cash generated to the Company                                  $1,036,494
                                                          ===============

Net income generated to the Company                            $  742,316
                                                          ===============

Comparable income and expense information is not available for the three months ended March 31, 200, as the Stone & Webster Building was purchased in December of 2000.

            AT&T Oklahoma Buildings - Fund XII - REIT Joint Venture

                                                       Three Months
                                                           Ended
                                                       -----------
                                                         March 31,
                                                           2001
                                                       -----------
Revenues:
   Rental income                                          $423,550
                                                       -----------
Expenses:
   Depreciation                                            140,267
   Management and leasing expense                           17,706
   Other operating expenses                                  7,615
                                                       -----------
                                                           165,588
                                                       -----------
Net income                                                $257,962
                                                       ===========

Occupied percentage                                            100%
                                                       ===========

Company's ownership percentage                               46.85%
                                                       ===========

Cash distributions to the Company                         $176,307
                                                       ===========

Net income allocated to the Company                       $120,854
                                                       ===========

Since the AT&T Oklahoma Buildings were purchased in December 2000, comparable income and expense figures for the prior year are not available.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.) On February 9, 2001, the Registrant filed a Form 8-K/A dated December 21, 2000, providing required financial statements relating to the acquisition by the Registrant of interests in the Stone & Webster Building located in Houston, Texas and the Metris Minnetonka Building located in Minnetonka, Minnesota.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WELLS REAL ESTATE INVESTMENT TRUST, INC.
                             (Registrant)
Dated:  May 11, 2001    By:  /s/ Leo F. Wells, III
                             ---------------------
                             Leo F. Wells, III
                             President, Director, and Chief Financial Officer