Form 10-Q
period 2001-06-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2001-08-13
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            June 30, 2001               or
                               --------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              ------------------------  ----------------------

Commission file number              0-25739
                      --------------------------------------------------------

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                       58-2328421
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

6200 The Corners Pkwy., Norcross, Georgia                       30092
-----------------------------------------          -----------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
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



                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets--June 30, 2001 and December 31, 2000      3

         Consolidated Statements of Income for the Three Months and Six
           Months Ended June 30, 2001 and 2000                                 4

         Consolidated Statements of Shareholders' Equity for the Year
           Ended December 31, 2000 and the Six Months Ended June 30, 2001      5

         Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2001 and 2000                                              6

         Condensed Notes to Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                15


PART II. OTHER INFORMATION                                                    19

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                           June 30,         December 31,
                                                                             2001               2000
                                                                         ------------       ------------
ASSETS
REAL ESTATE, at cost:
 Land                                                                    $ 47,256,748       $ 46,237,812
 Building and improvements, less accumulated depreciation of
  $15,863,470 in 2001 and $9,469,653 in 2000                              285,964,597        287,862,655
 Construction in progress                                                   7,143,876          3,357,720
                                                                         ------------       ------------
         Total real estate                                                340,365,221        337,458,187
INVESTMENT IN JOINT VENTURES (Note 2)                                      60,261,895         44,236,597
DUE FROM AFFILIATES                                                         1,242,469            734,286
CASH AND CASH EQUIVALENTS                                                   6,074,926          4,298,301
ACCOUNTS RECEIVABLE                                                         4,661,279          3,356,428
DEFERRED LEASE ACQUISITION COSTS                                            1,738,658          1,890,332
DEFERRED PROJECT COSTS (Note 1)                                                 3,849            550,256
DEFERRED OFFERING COSTS (Note 1)                                              731,574          1,291,376
PREPAID EXPENSES AND OTHER ASSETS                                           1,558,395          4,734,583
                                                                         ------------       ------------
         Total assets                                                    $416,638,266       $398,550,346
                                                                         ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable                                                        $  2,592,211       $  2,166,387
 Notes payable (Note 3)                                                    10,298,850        127,663,187
 Deferred rental income                                                        95,418            381,194
 Due to affiliates (Note 4)                                                 1,508,539          1,772,956
 Dividends payable                                                          1,071,657          1,025,010
                                                                         ------------       ------------
         Total liabilities                                                 15,566,675        133,008,734
                                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 5)
MINORITY INTEREST OF UNIT HOLDER IN
OPERATING PARTNERSHIP                                                         200,000            200,000
                                                                         ------------       ------------
SHAREHOLDERS' EQUITY:
 Common shares, $.01 par value; 125,000,000 shares authorized,
  47,770,468 shares issued and 47,489,415 outstanding at June 30,
  2001, and 31,509,807 shares issued and 31,368,510 outstanding at
  December 31, 2000                                                           477,704            315,097
 Additional paid-in capital                                               403,204,416        266,439,484
 Treasury stock, at cost, 281,053 shares at June 30, 2001, and
   141,297 shares at December 31, 2000                                     (2,810,529)        (1,412,969)
                                                                         ------------       ------------
         Total shareholders' equity                                       400,871,591        265,341,612
                                                                         ------------       ------------
         Total liabilities and shareholders' equity                      $416,638,266       $398,550,346
                                                                         ============       ============

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended                Six Months Ended
                                                 ---------------------------     ---------------------------
                                                   June 30,        June 30,        June 30,        June 30,
                                                     2001            2000            2001            2000
                                                 -----------      ----------     -----------      ----------
REVENUES:
 Rental income                                   $ 9,851,167      $4,741,141     $19,711,252      $7,892,403
 Equity in income of joint ventures                  809,481         567,421       1,519,194       1,049,182
 Take out fee (Note 5)                               137,500               0         137,500               0
 Interest income                                      93,092         129,056         193,007         206,442
                                                 -----------      ----------     -----------      ----------
                                                  10,891,240       5,437,618      21,560,953       9,148,027
                                                 -----------      ----------     -----------      ----------
EXPENSES:
 Operating costs, net of reimbursements              783,244         193,459       1,874,428         342,267
 Management and leasing fees                         552,188         304,094       1,117,902         537,864
 Depreciation                                      3,206,638       1,749,065       6,393,817       2,929,323
 Administrative costs                                529,092         174,714         635,632         231,858
 Legal and accounting                                 49,564          78,302         117,331          97,720
 Computer costs                                        5,528           3,425           6,328           6,493
 Amortization of deferred financing costs             77,142          63,524         291,899          86,127
 Interest expense                                    648,946       1,350,014       2,809,373       1,704,066
                                                 -----------      ----------     -----------      ----------
                                                   5,852,342       3,916,597      13,246,710       5,935,718
                                                 -----------      ----------     -----------      ----------
NET INCOME                                       $ 5,038,898      $1,521,021     $ 8,314,243      $3,212,309
                                                 ===========      ==========     ===========      ==========

BASIC AND DILUTED EARNINGS PER SHARE             $      0.12      $     0.08     $      0.22      $     0.19
                                                 ===========      ==========     ===========      ==========

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2001




                                 Common Stock        Additional                      Treasury Stock             Total
                             ---------------------     Paid-In       Retained    -----------------------    Shareholder's
                               Shares     Amount       Capital       Earnings     Shares       Amount          Equity
                             ----------   --------  ------------   -----------   --------    -----------   --------------
BALANCE, December 31, 1999   13,471,085   $134,710  $115,880,885   $         0          0    $         0    $116,015,595

 Issuance of common stock    18,038,722    180,387   180,206,833             0          0              0     180,387,220
 Treasury stock purchased             0          0             0             0   (141,297)    (1,412,969)     (1,412,969)
 Net income                           0          0             0     8,552,967          0              0       8,552,967
 Dividends ($.73 per share)           0          0    (7,276,452)   (8,552,967)         0              0     (15,829,419)
 Sales commission                     0          0   (17,002,554)            0          0              0     (17,002,554)
 Other offering expenses              0          0    (5,369,228)            0          0              0      (5,369,228)
                             ----------   --------  ------------   -----------   --------    -----------    ------------

BALANCE, December 31, 2000   31,509,807    315,097   266,439,484             0   (141,297)    (1,412,969)    265,341,612

 Issuance of common stock    16,260,661    162,607   162,444,002             0          0              0     162,606,609
 Treasury stock purchased             0          0             0             0   (139,756)    (1,397,560)     (1,397,560)
 Net income                           0          0             0     8,314,243          0              0       8,314,243
 Dividends ($.38 per share)           0          0    (5,527,938)   (8,314,243)         0              0     (13,842,181)
 Sales commission                     0          0   (15,314,860)            0          0              0     (15,314,860)
 Other offering expenses              0          0    (4,836,272)            0          0              0      (4,836,272)
                             ----------   --------  ------------   -----------   --------    -----------    ------------
BALANCE, June 30, 2001       47,770,468   $477,704  $403,204,416   $         0   (281,053)   $(2,810,529)   $400,871,591
                             ==========   ========  ============   ===========   ========    ===========    ============

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended
                                                                          --------------------------------
                                                                            June 30,         June 30,
                                                                              2001            2000
                                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $   8,314,243      $   3,212,309
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                              6,393,817          2,929,323
    Amortization of deferred financing costs                                    291,899             86,127
    Equity in income of joint venture                                        (1,519,194)        (1,049,182)
    Changes in assets and liabilities:
      Accounts receivable                                                    (1,304,851)                 0
      Deferred rental income                                                   (285,776)                 0
      Accounts payable                                                          425,824            413,435
      Prepaid expenses and other assets, net                                  3,035,963         (3,615,200)
      Due to affiliates                                                         295,385          1,083,655
                                                                          -------------      -------------
        Net cash provided by operating activities                            15,647,310          3,060,467
                                                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investments in real estate                                                  (3,784,088)      (100,790,679)
 Investment in joint venture                                                (16,126,925)        (6,782,935)
 Deferred project costs                                                      (5,642,317)        (2,898,827)
 Distributions received from joint ventures                                   1,784,599          1,319,662
                                                                          -------------      -------------
        Net cash used in  investing activities                              (23,768,731)      (109,152,779)
                                                                          -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable                                                  21,398,850         66,170,746
 Repayment of note payable                                                 (138,763,187)       (24,357,450)
 Dividends paid                                                             (13,795,534)        (4,806,304)
 Issuance of common stock                                                   162,606,610         82,993,823
 Sales commissions paid                                                     (15,314,860)        (7,868,248)
 Offering costs paid                                                         (4,836,272)        (2,484,708)
 Treasury stock purchased                                                    (1,397,561)          (170,163)
                                                                          -------------      -------------
        Net cash provided by financing activities                             9,898,046        109,477,696
                                                                          -------------      -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,776,625          3,385,384

CASH AND CASH EQUIVALENTS, beginning of year                                  4,298,301          2,929,804
                                                                          -------------      -------------
CASH AND CASH EQUIVALENTS, end of period                                  $   6,074,926      $   6,315,188
                                                                          =============      =============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs applied to Joint Ventures                       $     671,961      $     282,625
                                                                          =============      =============
   Deferred project costs applied to Real Estate                          $   5,516,763      $   2,547,762
                                                                          =============      =============
   Decrease in deferred offering cost accrual                             $    (559,802)     $    (435,214)
                                                                          =============      =============

           See accompanying condensed notes to financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


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

  On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999, and on December 20, 1999, the Company commenced a second follow-on public offering of up to 22,200,000 shares of common stock at $10 per share. As of June 30, 2001, the Company had received gross offering proceeds of approximately $170,293,567 from the sale of approximately 17,029,357 shares from its third public offering. As of June 30, 2001, the Company had received aggregate gross offering proceeds of approximately $477,704,679 from the sale of 47,770,468 shares of its common stock. After payment of $16,621,295 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $59,361,769 in selling commissions and organization and offering expenses, and capital contributions and acquisition expenditures by Wells OP of $395,004,216 in property acquisitions and common stock redemptions of $2,810,530 pursuant to the Company's share repurchase program, the Company was holding net offering proceeds of $3,906,869 available for investment in properties.

  Wells OP owns interests in properties directly and through equity ownership in the following joint ventures: (i) a joint venture among Wells OP, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), (ii) Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between Wells OP and Fund X and Fund XI Associates, which is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"), (iii) Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between Wells OP and the Fund X-XI Joint Venture, (iv) a joint venture among Wells OP, Wells Real Estate Fund XI, L.P., and Wells Real Estate Fund XII, L.P. (the "Fund XI-XII-REIT Joint Venture"), (v) a joint venture between Wells OP and Wells Real Estate Fund XII, L.P. (the "Fund XII-REIT Joint Venture"), and (vi) the Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VIII-IX Joint Venture, which is a joint venture between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P.

  As of June 30, 2001, Wells OP owned interests in the following properties either directly or through its interest in the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Technologies Building"), (v) a one-story warehouse and office building in Ogden, Utah (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a two-story warehouse office building in Fremont, California (the "Fremont Building"), which is owned by the Wells/ Fremont Joint Venture, (vii) a one-story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Wells/Orange County Joint Venture, (viii) a four-story office building in Tampa, Florida (the "PWC Building"), (ix) a four-story office building in Harrisburg, Pennsylvania (the "AT&T Harrisburg Building"), which are owned directly by Wells OP, (x) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), (xi) a three-story office building located in Leawood, Kansas (the "Sprint Building"), (xii) a one story office building and warehouse in Tredyffrin Township, Pennsylvania (the "Johnson Matthey Building"), (xiii) a two-story office building in Ft. Meyers, Florida (the "Gartner Building"), all four of which are owned by Fund XI-XII-REIT Joint Venture, (xiv) a two-story office building located in Lake Forest, California (the "Matsushita Building"), (xv) a four-story office building located in Richmond, Virginia (the "Alstom Power-Richmond Building"), (xvi) a two-story office building and warehouse in Wood Dale, Illinois (the "Marconi Building"),
  (xvii) a five-story office building in Plano, Texas (the "Cinemark Building"), (xviii) a three-story office building in Tulsa, Oklahoma (the "Metris Building"), (xix) a two-story office building in Scottsdale, Arizona (the "Dial Building"), (xx) a two-story office building in Tempe, Arizona (the "ASML Building"), (xxi) a two-story office building in Tempe, Arizona (the "Motorola-Arizona Building"), (xxii) a two-story office building in Tempe, Arizona (the "Avnet Building"), (xxiii) a three-story office building in Troy, Michigan (the "Delphi Building") all ten of which are owned directly by Wells OP, (xxiv) a three-story office building in Troy, Michigan (the "Siemens Building"), which is owned by the Wells Fund XII-REIT Joint Venture Partnership, (xxv) a two-story office building in Orange County, California (the "Quest Building"), formerly the Bake Parkway Building, previously owned by Fund VIII-IX Joint Venture, which is now owned by Fund VIII-IX-REIT Joint Venture, (xxvi) a three-story office building in South Plainfield, New Jersey (the "Motorola-New Jersey Building"), (xxvii) a nine-story office building in Minnetonka, Minnesota (the "Metris Minnetonka Building"), (xxviii) a six-story office building in Houston, Texas (the "Stone and Webster Building"), all three of which are owned directly by Wells OP, (xxix) a one-story and a two-story office building in Oklahoma City, Oklahoma (the "AT&T-Oklahoma Buildings"), which are owned by the Wells Fund XII-REIT Joint Venture Partnership, and (xxx) a three-story office building in Brentwood, Tennessee (the "Comdata Building"), which is owned by the Wells Fund XII-REIT Joint Venture.

  (b) Deferred Project Costs

  The Company pays a percentage of shareholder contributions to Wells Capital, Inc. (the "Advisor") for acquisition and advisory services. These payments, are stipulated in the prospectus. These payments may not exceed 3 1/2% of shareholders' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of June 30, 2001, amounted to $16,621,295 and represented approximately 3 1/2% of shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture, or real estate assets. Deferred project costs at June 30, 2001 and December 31, 2000, represent fees not yet applied to properties.

  (c) Deferred Offering Costs

  Offering expenses, to the extent that they exceed 3% of gross offering proceeds, will be paid by the Advisor and not by the Company. Offering expenses do not include sales or underwriting commissions but do include such costs as legal and accounting fees, printing costs, and other offering expenses. As of June 30, 2001, the Advisor paid offering expenses on behalf of the Company in an aggregate amount of $14,246,824, which did not exceed the 3% limitation.

  (d) Employees

  The Company has no direct employees. The employees of the Advisor perform a full range of real estate services including leasing and property management, accounting, asset management, and investor relations for the Company.

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

  (g) Basis of Presentation

  Substantially all of the Company's business will be conducted through Wells OP. On December 31, 1997, Wells OP issued 20,000 limited partner units to the Advisor in exchange for a capital contribution of $200,000. The Company is the sole general partner in Wells OP; consequently, the accompanying consolidated balance sheet of the Company includes the amounts of the Company and Wells OP. The Advisor, a limited partner, does not receive distributions from its investment in Wells OP.

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

2. INVESTMENT IN JOINT VENTURES

  As of June 30, 2001, the Company owned interests in 30 properties through its ownership in Wells OP, which owns interests in six joint ventures. The Company does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method.

  The following describes additional information about the properties in which the Company owns an interest as of June 30, 2001.

  The Comdata Building

  On May 15, 2001, the Wells Fund XII-REIT Joint Venture Partnership ("Fund XII-REIT Joint Venture") acquired a three-story office building containing approximately 201,237 rentable square feet on a 12.3-acre tract of land located at 5301 Maryland Way, Williamson County, Brentwood, Tennessee (the "Comdata Building"). The Fund XII-REIT Joint Venture purchased the Comdata Building from the Northwestern Mutual Life Insurance Company ("Northwestern") pursuant to that certain Agreement for the Purchase and Sale of Property between Northwestern and the Advisor. The Advisor, the original purchaser under the agreement, assigned its rights under the agreement to the Fund XII-REIT Joint Venture at closing. The Fund XII-REIT Joint Venture paid a purchase price of $24,950,000 for the Comdata Building and incurred additional acquisition expenses in connection with the purchase of the Comdata Building, including attorneys' fees, recording fees and other closing costs, of approximately $52,019.

  The entire 201,237 rentable square feet of the three-story office building is currently under a triple-net lease agreement with Comdata, a wholly owned subsidiary of Ceridian Corporation, a guarantor of the lease. The landlord's interest in the Comdata lease was assigned to the Fund XII-REIT Joint Venture at the closing. The Comdata lease commenced on April 1, 1997, and the current term expires on May 31, 2016. Comdata has the right to extend the Comdata lease for one additional five-year period of time at a rate equal to the greater of the base rent of the final year of the initial term or 90% of the then-current fair market rental rate.

  The base rent payable for the current term of the Comdata lease is as follows:

Lease years(1)            Annual Rent           Annual Rent Per Square Foot
---------------------------------------------------------------------------
Year 1                    $2,398,672                        $11.92
---------------------------------------------------------------------------
Years 2-6                 $2,458,638                        $12.22
---------------------------------------------------------------------------
Years 7-11                $2,528,605                        $12.52
---------------------------------------------------------------------------
Years 12-15               $2,578,572                        $12.81
---------------------------------------------------------------------------

(1) Beginning in 2001.

  Under the Comdata lease, Comdata is required to pay all operating expenses including but not limited to gas, water and electricity costs, garbage and waste disposal, telephone, janitorial service, security, insurance premiums, all taxes, assessments and other governmental levies and such other operating expenses with respect to Comdata Building. The Fund XII-REIT Joint Venture, as landlord, will be responsible for the repair and maintenance of the roof and structural systems of the Comdata Building.

  For additional information regarding the Comdata Building, refer to Supplement No. 3 dated July 20, 2001, to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 2000, which was filed with the Commission in Post-Effective Amendment No. 3 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. on July 23, 2001 (Commission File No. 333-44900).

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                                         Partnership's Share of
                                                     Total Revenues               Net Income                   Net Income
                                                -------------------------   -----------------------     -------------------------
                                                   Three Months Ended         Three Months Ended           Three Months Ended
                                                -------------------------   -----------------------     -------------------------
                                                   June 30,      June 30,     June 30,     June 30,      June 30,       June 30,
                                                     2001         2000         2001         2000           2001           2000
                                                ------------   ----------   ----------   ----------     ----------     ----------
Fund IX-X-XI-REIT Joint Venture                 $  1,087,746   $1,100,478   $  734,418   $  645,951     $   27,258     $   24,015
Cort Joint Venture                                   198,881      198,885      131,374      151,896         57,367         66,329
Fremont Joint Venture                                225,178      225,195      135,990      141,796        105,398        109,897
Fund XI-XII-REIT Joint Venture                       847,767      837,127      499,960      514,974        283,792        292,314
Fund XII-REIT Joint Venture                        1,102,873      222,575      587,864      149,731        310,812         74,866
Fund VIII-IX-REIT Joint Venture                      313,539            0      155,320            0         24,854              0
                                                ------------   ----------   ----------   ----------     ----------     ----------
                                                $  3,775,984   $2,584,260   $2,244,926   $1,604,348     $  809,481     $  567,421
                                                ============   ==========   ==========   ==========     ==========     ==========

                                                                                                         Partnership's Share of
                                                     Total Revenues               Net Income                 Net Income
                                                -------------------------   -----------------------     -------------------------
                                                    Six Months Ended           Six Months Ended            Six Months Ended
                                                -------------------------   -----------------------     -------------------------
                                                   June 30,      June 30,     June 30,     June 30,      June 30,       June 30,
                                                     2001         2000         2001         2000           2001           2000
                                                ------------   ----------   ----------   ----------     ----------     ----------
Fund IX-X-XI-REIT Joint Venture                 $  2,181,096   $2,210,391   $1,372,853   $1,314,249     $   50,954     $   48,879
Cort Joint Venture                                   398,468      397,771      265,127      285,379        115,773        124,617
Fremont Joint Venture                                450,356      450,390      278,602      282,664        215,928        219,076
Fund XI-XII-REIT Joint Venture                     1,689,191    1,661,927    1,014,237    1,024,867        575,710        581,744
Fund XII-REIT Joint Venture                        1,896,195      222,575    1,033,184      149,731        519,445         74,866
Fund VIII-IX-REIT Joint Venture                      580,923            0      260,352            0         41,384              0
                                                ------------   ----------   ----------   ----------     ----------     ----------
                                                $  7,196,229   $4,943,054   $4,224,355   $3,056,890     $1,519,194     $1,049,182
                                                ============   ==========   ==========   ==========     ==========     ==========

3. NOTES PAYABLE

  Notes payable consists of loans of (i) $2,298,850 due to Bank of America, N.A. secured by first mortgages against the ATT, Marconi, Matsushita, Motorola, NJ, Metris, MN, and Delphi Buildings, and (ii) $8,000,000 due to Richter-Schroeder Company, Inc. secured by a first mortgage against the Metris, OK Building.

4. DUE TO AFFILIATES

  Due to affiliates consists of amounts due to the Advisor for Acquisitions and Advisory Fees and Acquisition Expenses, deferred offering costs, and other operating expenses paid on behalf of the Company. Also included in due to affiliates is the amount due to the Fund VIII-IX Joint Venture related to the Matsushita Rental Income Guaranty Agreement, which is explained in detail in the Company's Form 10-K for the year ended December 31, 2000. Aggregate payments of $601,963 have been made as of June 30, 2001 toward funding the obligation under the Matsushita Rental Income Guaranty Agreement.

5. COMMITMENTS AND CONTINGENCIES

  Take Out Purchase and Escrow Agreement

  An affiliate of the Advisor ("Wells Exchange") has developed a program (the "Wells Section 1031 Program") involving the acquisition by Wells Exchange of income-producing commercial properties and the formation of a series of single member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties to be owned in co-tenancy arrangements with persons ("1031 Participants") who are looking to invest the proceeds from a sale of real estate held for investment in another real estate investment for purposes of qualifying for like-kind exchange treatment under Section 1031 of the Code. Each of these properties will be financed by a combination of permanent first mortgage financing and interim loan financing obtained from institutional lenders.

  Following the acquisition of each property, Wells Exchange will attempt to sell co-tenancy interests to 1031 Participants, the proceeds of which will be used to pay off the interim financing. In consideration for the payment of a Take Out Fee to the Company, and following approval of the potential property acquisition by the Company's Board of Directors, it is anticipated that Wells OP will enter into a Take Out Purchase and Escrow Agreement or similar contract providing that, in the event that Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, Wells OP will purchase, at Wells Exchange's cost, any co-tenancy interests remaining unsold at the end of the offering period.

  As a part of the initial transaction in the Wells Section 1031 Program, and in consideration for the payment of a Take Out Fee in the amount of $137,500 to the Company, Wells OP entered into a Take Out Purchase and Escrow Agreement dated April 16, 2001 providing, among other things, that Wells OP is obligated to acquire, at Wells Exchange's cost ($839,694 in cash plus $832,060 of assumed debt for each 7.63358% interest of co-tenancy interest unsold), any unsold co-tenancy interests in the building known as the Ford Motor Credit Complex which remain unsold at the expiration of the offering of Wells Exchange on October 16, 2001, which is also the maturity date of the interim loan relating to such property. The Ford Motor Credit Complex consists of two connecting office buildings containing 167,438 rentable square feet located in Colorado Springs, Colorado currently under a triple-net lease with Ford Motor Credit Company, a wholly-owned subsidiary of Ford Motor Company, which is the world's largest automotive finance company with more than 10 million customers in 40 countries.

  The obligations of Wells OP under the Take Out Purchase and Escrow Agreement are secured by reserving against Wells OP's existing line of credit with Bank of America, N.A. (the "Interim Lender"). If, for any reason, Wells OP fails to acquire any of the co-tenancy interests in the Ford Motor Credit Complex which remain unsold as of October 16, 2001, or there is otherwise an uncured default under the interim loan or the line of credit documents, the Interim Lender is authorized to draw down Wells OP's line of credit in the amount necessary to pay the outstanding balance of the interim loan in full, in which event the appropriate amount of co-tenancy interests in the Ford Motor Credit Complex would be deeded to Wells OP. Wells OP's maximum economic exposure in the transaction is $11,000,000, in which event Wells OP would acquire the Ford Motor Credit Complex for $11,000,000 in cash plus assumption of the first mortgage financing in the amount of $10,900,000. If some, but not all, of the co-tenancy interests are sold, Wells OP's exposure would be less, and it would own an interest in the property in co-tenancy with the 1031 Participants who had previously acquired co-tenancy interests in the Ford Motor Credit Complex from Wells Exchange.

  For further information regarding the Wells Section 1031 Program, refer to Supplement No. 2 dated April 25, 2001 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 2000, which was filed with the Commission in Post-Effective Amendment No. 2 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. on April 25, 2001 (Commission File No. 333-44900).

6. SUBSEQUENT EVENT

  The Fund XIII-REIT Joint Venture

  On June 27, 2001, Wells OP and Wells Real Estate Fund XIII, L.P. ("Wells Fund XIII") entered into a Joint Venture Partnership Agreement for the purpose of acquiring, owning, leasing, operating and managing real properties. The joint venture partnership is known as the Wells Fund XIII-REIT Joint Venture (the "Fund XIII-REIT Joint Venture").

  The AmeriCredit Building

  On July 16, 2001, the Fund XIII-REIT Joint Venture acquired a two-story office building containing approximately 85,000 rentable square feet on a 12.33-acre tract of land located in Clay County, Florida (the "AmeriCredit Building") from Adevco Contact Centers Jacksonville, L.L.C. pursuant to that certain Agreement for Purchase and Sale of Property between Adevco and Wells Capital, Inc., the Advisor. The rights under the agreement were assigned by Wells Capital, Inc., the original purchaser under the agreement, to the Fund XIII-REIT Joint Venture at closing. The purchase price paid for the AmeriCredit Building was $12,500,000, excluding acquisition expenses.

  The entire 85,000 rentable square feet of the AmeriCredit Building is currently under a triple-net lease agreement with AmeriCredit dated November 20, 2000. The landlord's interest in the AmeriCredit lease was assigned to the Fund XIII-REIT Joint Venture at the closing. The initial term of the AmeriCredit lease is 10 years, which commenced June 2001 and expires in May 2011. AmeriCredit has the right to extend the AmeriCredit lease for two additional five-year periods of time.

  For additional information regarding the acquisition of the AmeriCredit Building, refer to Supplement No. 3 dated July 20, 2001, to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 2000, which was filed with the Commission in Post-Effective Amendment No. 3 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. on July 23, 2001 (Commission File No. 333-44900).

  The State Street Building

  On July 30, 2001, Wells OP purchased a seven-story office building with approximately 234,668 rentable square feet located on an 11.22 acre tract of land at 1200 Crown Colony Drive, Norfolk County, Quincy, Massachusetts (the "State Street Building"). Wells OP purchased this building from Crownview, LLC pursuant to that certain Agreement of Purchase and Sale of Property between Crownview and Wells OP. Crownview is not in any way affiliated with the Company or Wells Capital, Inc., our Advisor. The purchase price for the State Street Building was $49,563,000, excluding closing costs. The entire 234,668 rentable square feet of the State Street Building is currently under a lease agreement with SSB Realty. The landlord's interest in the SSB Realty Lease was assigned to Wells OP at the closing. The current term of the lease is 10 years, which commenced on February 1, 2001, and expires on March 31, 2011. SSB Realty has the right to extend the term of this lease for one additional five-year period at the then-current fair market rental rate. In addition, the base operating costs and the base taxes will be adjusted to reflect the actual operating costs and taxes for the preceding calendar year.

  Pursuant to the SSB Realty lease, SSB Realty is required to pay its proportionate share of taxes relating to the SSB Building and all operating costs incurred by the landlord in maintaining and operating the SSB Building. Wells OP, as the landlord, will be responsible for maintaining the common areas of the building, the roof, foundation, exterior walls and windows, load bearing items and the central heating, ventilation and air conditioning, electrical, mechanical and plumbing systems of the building.

  For additional information regarding the acquisition of the State Street Building, refer to Supplement No. 4 dated August 10, 2001, to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 2000, which was filed with the Commission on August 13, 2001 (Commission File No. 333-44900).

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

  Between December 31, 1999, and June 30, 2001, the Company raised an additional $342,993,829 in offering proceeds through the sale of an additional 34,299,383 shares. Accordingly, as of June 30, 2001, the Company had raised a total of $477,704,679 in offering proceeds through the sale of 47,770,468 shares of common stock. As of June 30, 2001, the Company had paid a total of $16,621,295 in Acquisition and Advisory Fees and Acquisition Expenses, had paid a total of $59,361,769 in selling commissions and organizational offering expenses, had made capital contributions of $395,004,216 to Wells OP for investments in joint ventures and acquisitions of real property, had utilized $2,810,530 for the retirement of stock pursuant to the Company's share redemption program, and was holding net offering proceeds of $3,906,869 available for investment and additional properties.

  Cash and cash equivalents at June 30, 2001 and 2000 were $6,074,926 and $4,298,301, respectively. The increase in cash and cash equivalents resulted primarily from raising additional capital, which was offset by new investments in real property acquisitions.

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

  For a description of the Company's commitment and contingent liability as a result of the Take Out Purchase and Escrow Agreement relating to the Ford Motor Credit Complex, refer to Footnote 5 of the Condensed Notes to Financial Statements included herein.

  As of June 30, 2001, the Company had acquired interests in 30 real estate properties. These properties are generating sufficient cash flows to cover the operating expenses of the Company and pay quarterly dividends. Dividends declared for the second quarter of 2001 and the second quarter of 2000 totaled $0.188 per share each, which were declared on a daily record date basis to the shareholders of record at the close of business of each day during the quarter.

  Cash Flows from Operating Activities

  Net cash provided by operating activities was $15,647,310 for the six months ended June 30, 2001 and $3,060,467 for the six months ended June 30, 2000. The increase in net cash provided by operating activities resulted primarily from additional rental revenues and income in equity of joint ventures generated from the properties acquired during the six months ended June 30, 2001.

  Cash Flows from Investing Activities

  Net cash used in investing activities decreased from $109,152,779 for the six months ended June 30, 2000 compared to $23,768,731 for the six months ended June 30, 2001 primarily due to acquiring fewer properties during the first quarter and second quarter of 2001 compared to the same period in 2000.

  Cash Flows from Financing Activities

  Net cash generated through financing activities decreased from inflows of $109,477,696 for the six months ended June 30, 2000 to $9,898,046 for the six months ended June 30, 2001 primarily due to repayments of notes payable, and was partially offset by raising additional capital. The Company raised $162,606,610 in offering proceeds for the six months ended June 30, 2001, as compared to $82,993,823 for the six months ended June 30, 2000. In addition, the Company received loan proceeds from financings of $21,398,850 and repaid notes payable in the amount of $138,763,187 during the first and second quarters of 2001.

  Results of Operations

  As of June 30, 2001, the properties owned by the Company were 100% occupied. Gross revenues for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, increased to $21,423,453 from $9,148,027, respectively, primarily as a result of additional rental revenues and equity in income of joint ventures generated from properties acquired during the prior twelve months. The purchase of interests in additional properties also resulted in increases in operating expenses, management and leasing fees, depreciation expense, administrative costs, legal and accounting fees, financing costs, and interest expense. Net income increased to $8,314,243 for 2001 as compared to $3,212,309 for 2000. As a result, net income per share increased to $0.12 per share for the quarter ended June 30, 2001, from $0.08 per share for the quarter ended June 30, 2000, and to $0.22 per share for the six months ended June 30, 2001, from $0.19 per share for the six months ended June 30, 2000.

  Net income decreased for the Cort Joint Venture for the three and six months ended June 30, 2001, as compared to the same periods in 2000, primarily due to variances in insurance reimbursements.

  Funds from Operations

  Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, means generally net income, computed in accordance with GAAP excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

  The following table reflects the calculation of Funds from Operations and Adjusted Funds from Operations for the three and six months ended June 30, 2001 and 2000, respectively:

                                                       Three Months Ended                   Six Months Ended
                                                   -----------------------------       -----------------------------
                                                     June 30,          June 30,          June 30,          June 30,
                                                       2001              2000              2001              2000
                                                   -----------       -----------       -----------       -----------
FROM OPERATIONS:
 Net income                                        $ 5,038,898       $ 1,521,021       $ 8,314,243       $ 3,212,309
 Add:
  Depreciation and amortization                      3,282,475         1,835,186         6,545,490         3,097,207
  Depreciation and amortization -
      unconsolidated partnerships                      504,711           298,499           913,674           544,297
                                                   -----------       -----------       -----------       -----------
Funds from operations (FFO)                          8,826,084         3,654,706        15,773,407         6,853,813

Adjustments:
 Loan cost amortization                                 77,142            63,524           291,899            86,127
 Straight line rent                                   (613,155)         (382,611)       (1,222,716)         (663,566)
 Straight line rent - unconsolidated
  partnerships                                         (71,768)          (48,293)         (132,246)         (112,800)
 Lease acquisition fees paid                                 0                 0                 0          (152,500)
 Lease acquisition fees paid-
   unconsolidated partnerships                          (7,826)                0            (7,826)           (7,899)
                                                   -----------       -----------       -----------       -----------
 Adjusted funds from operations                    $ 8,210,477       $ 3,287,326       $14,702,518       $ 6,003,175
                                                   ===========       ===========       ===========       ===========
WEIGHTED AVERAGE SHARES:
BASIC AND DILUTED                                   42,192,347        18,616,499        38,328,405        16,894,698
                                                   ===========       ===========       ===========       ===========

                          PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

(a) On June 27, 2001, the Registrant held its annual meeting of shareholders at The Atlanta Athletic Club in Duluth, Georgia.

(b) The shareholders of the Registrant elected the following individuals to the board of directors: Leo F. Wells, III, Douglas P. Williams, John L. Bell, Richard W. Carpenter, Bud Carter, William H. Koegler, Jr., Donald S. Moss, Walter W. Sessoms and Neil H. Strickland.

(c) The following matters were approved by the shareholders of the Registrant at the annual meeting.

    (1) The following votes were cast in connection with the election of the directors:

              Name                      Votes For         Votes Withheld
        -----------------------         ----------        --------------
        Leo F. Wells, III               19,757,045              57,924
        Douglas P. Williams             19,755,204              59,765
        John L. Bell                    17,642,450           2,172,519
        Richard W. Carpenter            17,642,450           2,172,519
        Bud Carter                      19,756,695              58,274
        William H. Keogler, Jr.         17,628,143           2,186,826
        Donald S. Moss                  19,757,445              57,524
        Walter W. Sessoms               19,752,385              62,584
        Neil H. Strickland              17,642,450           2,172,519

    (2) Arthur Andersen LLP was ratified as the Registrant's independent auditors for the fiscal year ending December 31, 2001. 19,541,175 shares voted for and 273,794 shares withheld their votes with respect to the ratification of our independent auditors.


ITEM 6(b.) The Registrant filed no reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE INVESTMENT TRUST, INC.
                                        (Registrant)
Dated:  August 13, 2001            By:  /s/ Leo F. Wells, III
                                        ---------------------
                                        Leo F. Wells, III
                                        President, Director, and Chief
                                        Financial Officer