Form 10-Q
period 2001-09-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2001-11-14
CIK 1042776

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             September 30, 2001                 or
                               ----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               -----------------------   -----------------------
Commission file number                              0-25739
                      ----------------------------------------------------------

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Maryland                                  58-2328421
------------------------------------------  ------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                            Number)

 6200 The Corners Pkwy., Norcross, Georgia                 30092
------------------------------------------   -----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
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

    Yes    X         No
        -------         __________

                                   FORM 10-Q

            WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY


                                     INDEX



                                                                                                    Page No.
                                                                                                   ----------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets--September 30, 2001 and December 31, 2000                          3

         Consolidated Statements of Income for the Three Months and Nine Months                         4
            Ended September 30, 2001 and 2000

         Consolidated Statements of Shareholders' Equity for the Year                                   5
            Ended December 31, 2000 and the Nine Months Ended September 30, 2001

         Consolidated Statements of Cash Flows for the Nine Months Ended                                6
            September 30, 2001 and 2000

         Condensed Notes to Consolidated Financial Statements                                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results                       18
              of Operations

PART II.  OTHER INFORMATION                                                                            21

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30,       December 31,
                                                                              2001               2001
                                                                      -------------------  -----------------
ASSETS
REAL ESTATE, at cost:
 Land                                                                    $ 73,985,267       $ 46,237,812
 Building and improvements, less accumulated depreciation of              381,590,591        287,862,655
  $19,810,895 in 2001 and $9,469,653 in 2000
 Construction in progress                                                   2,202,200          3,357,720
                                                                      -------------------  -----------------
         Total real estate                                                457,778,058        337,458,187
INVESTMENT IN JOINT VENTURES (Note 2)                                      71,060,872         44,236,597
INVESTMENT IN BONDS                                                        22,000,000                  0
DUE FROM AFFILIATES                                                         1,649,205            734,286
CASH AND CASH EQUIVALENTS                                                  11,132,382          4,298,301
ACCOUNTS RECEIVABLE                                                         5,675,988          3,356,428
DEFERRED LEASE ACQUISITION COSTS, net                                       1,662,822          1,890,332
DEFERRED PROJECT COSTS (Note 1)                                               475,811            550,256
DEFERRED OFFERING COSTS (Note 1)                                                    0          1,291,376
PREPAID EXPENSES AND OTHER ASSETS, net                                        994,809          4,734,583
                                                                      -------------------  -----------------
         Total assets                                                    $572,429,947       $398,550,346
                                                                      ===================  =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued expenses                                   $  5,475,619       $  2,166,387
 Notes payable (Note 3)                                                    49,148,162        127,663,187
 Deferred rental income                                                             0            381,194
 Due to affiliates (Note 4)                                                   247,131          1,772,956
 Dividends payable                                                          1,071,657          1,025,010
                                                                      -------------------  -----------------
         Total liabilities                                                 55,942,569        133,008,734
                                                                      -------------------  -----------------
COMMITMENTS AND CONTINGENCIES (Note 5)
MINORITY INTEREST OF UNIT HOLDER IN
OPERATING PARTNERSHIP                                                         200,000            200,000
                                                                      -------------------  -----------------
SHAREHOLDERS' EQUITY
Common shares, $.01 par value; 125,000,000 shares authorized,
 61,287,300 shares issued and 60,932,270 shares outstanding at
 September 30, 2001, and 31,509,807 shares issued and 31,368,510
 shares outstanding at December 31, 2000                                      612,872            315,097
Additional paid-in capital                                                519,224,798        266,439,484
Treasury stock, at cost, 355,029 shares at September 30, 2001,
 and 141,297 shares at December 31, 2000                                   (3,550,292)        (1,412,969)
                                                                      -------------------  -----------------
         Total shareholders' equity                                       516,287,378        265,341,612
                                                                      -------------------  -----------------
         Total liabilities and shareholders' equity                      $572,429,947       $398,550,346
                                                                      ===================  =================

     See accompanying condensed notes to consolidated financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


                       CONSOLIDATED STATEMENTS OF INCOME




                                                 Three Months Ended                  Nine Months Ended
                                         ----------------------------------   ---------------------------------
                                           September 30,     September 30,     September 30,     September 30,
                                              2001                2000              2001              2000
                                         ---------------- -----------------   ---------------  ----------------
REVENUES:
 Rental income                             $11,316,960        $5,819,968       $31,028,212       $13,712,371
 Equity in income of joint ventures          1,102,453           635,065         2,621,647         1,684,247
 Interest and other income (Note 5)             88,491           131,578           418,998           338,020
                                         ---------------- -----------------   ---------------  ----------------
                                            12,507,904         6,586,611        34,068,857        15,734,638
                                         ---------------- -----------------   ---------------  ----------------
EXPENSES:
 Operating costs, net of                     1,293,845           289,140         3,168,273           631,407
  reimbursements
 Management and leasing fees                   631,947           381,766         1,749,849           919,630
 Depreciation                                3,947,425         2,155,366        10,341,242         5,084,689
 Administrative costs                           58,843            43,979           700,803           282,330
 Legal and accounting                           82,002            32,883           199,333           130,603
 Amortization of deferred financing            236,816            64,016           528,715           150,143
  costs
 Interest expense                              147,889         1,094,233         2,957,262         2,798,299
                                         ---------------- -----------------   ---------------  ----------------
                                             6,398,767         4,061,383        19,645,477         9,997,101
                                         ---------------- -----------------   ---------------  ----------------
NET INCOME                                 $ 6,109,137        $2,525,228       $14,423,380       $ 5,737,537
                                         ================ =================   ==============   ================

BASIC AND DILUTED EARNINGS PER SHARE       $      0.11        $     0.11       $      0.33       $      0.30
                                         ================ =================   ==============   ================

     See accompanying condensed notes to consolidated financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001





                                   Common Stock        Additional     Retained         Treasury Stock            Total
                              ----------------------    Paid-In                   ------------------------   Shareholders'
                                 Shares     Amount      Capital       Earnings      Shares       Amount         Equity
                              ---------- ----------- ------------  -------------  ---------- -------------  --------------
BALANCE, December 31, 1999     13,471,085  $134,710  $115,880,885   $          0          0   $         0    $116,015,595

 Issuance of common stock      18,038,722   180,387   180,206,833              0          0             0     180,387,220
 Treasury stock purchased               0         0             0              0   (141,297)   (1,412,969)     (1,412,969)
 Net income                             0         0             0      8,552,967          0             0       8,552,967
 Dividends ($.73 per share)             0         0    (7,276,452)    (8,552,967)         0             0     (15,829,419)
 Sales commissions and                  0         0   (17,002,554)             0          0             0     (17,002,554)
  discounts
 Other offering expenses                0         0    (5,369,228)             0          0             0      (5,369,228)
                               ---------- ----------- ------------  -------------  ---------- -------------  -------------

BALANCE, December 31, 2000     31,509,807   315,097   266,439,484              0   (141,297)   (1,412,969)    265,341,612

 Issuance of common stock      29,777,493   297,775   297,477,152              0          0             0     297,774,927
 Treasury stock purchased               0         0             0              0   (213,732)   (2,137,323)     (2,137,323)
 Net income                             0         0             0     14,423,380          0             0      14,423,380
 Dividends ($.57 per share)             0         0    (9,125,583)   (14,423,380)         0             0     (23,548,963)
 Sales commission                       0         0   (28,085,572)             0          0             0     (28,085,572)
 Other offering expenses                0         0    (7,480,683)             0          0             0      (7,480,683)
                               ---------- ----------- ------------  -------------  ---------- -------------  -------------
BALANCE, September 30, 2001    61,287,300  $612,872  $519,224,798   $          0   (355,029)  $(3,550,292)   $516,287,378
                               ========== =========== ============  =============  ========== =============  =============

     See accompanying condensed notes to consolidated financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Nine Months Ended
                                                                               ----------------------------------------------
                                                                                  September 30,               September 30,
                                                                                        2001                      2000
                                                                               --------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $  14,423,380              $   5,737,537
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                    10,341,242                  5,084,689
    Amortization of deferred financing costs                                           528,715                    150,143
    Amortization of deferred leasing costs                                             227,510                    269,482
    Equity in income of joint ventures                                              (2,621,647)                (1,684,247)
    Changes in assets and liabilities:
      Accounts receivable                                                           (2,319,560)                (1,831,539)
      Deferred rental income                                                          (381,194)                  (236,579)
      Accounts payable                                                               3,309,232                    751,100
      Prepaid expenses and other assets, net                                         3,211,059                 (1,411,068)
      Due to affiliates                                                               (234,449)                   149,777
                                                                               --------------------        ------------------
        Net cash provided by operating activities                                   26,484,288                  6,979,295
                                                                               --------------------        ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investments in real estate                                                       (121,366,009)              (103,469,511)
 Investment in joint ventures                                                      (27,017,957)                (7,612,005)
 Deferred project costs                                                            (10,347,316)                (4,446,307)
 Deferred lease acquisition costs                                                            0                 (2,241,322)
 Distributions received from joint ventures                                          3,027,067                  2,103,704
                                                                               --------------------        ------------------
        Net cash used in investing activities                                     (155,704,215)              (115,665,441)
                                                                               --------------------        ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable                                                        107,587,012                 67,883,130
 Repayment of note payable                                                        (208,102,037)               (52,903,328)
 Dividends paid                                                                    (23,502,316)                (8,124,023)
 Issuance of common stock                                                          297,774,927                127,695,243
 Sales commissions paid                                                            (28,085,572)               (12,068,553)
 Offering costs paid                                                                (7,480,683)                (3,811,122)
 Treasury stock purchased                                                           (2,137,323)                  (657,844)
                                                                               --------------------        ------------------
        Net cash provided by financing activities                                  136,054,008                118,013,503
                                                                               --------------------        ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            6,834,081                  9,327,357

CASH AND CASH EQUIVALENTS, beginning of year                                         4,298,301                  2,929,804
                                                                               --------------------        ------------------
CASH AND CASH EQUIVALENTS, end of period                                         $  11,132,382              $  12,257,161
                                                                               ====================        ===================
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
 Deferred project costs applied to Joint Ventures                                $   1,126,657              $     295,680
                                                                               ====================        ===================
 Deferred project costs applied to Real Estate                                   $   9,295,104              $   3,707,715
                                                                               ====================        ===================
 Decrease in deferred offering cost accrual                                      $  (1,291,376)             $    (143,265)
                                                                               ====================        ===================
 Assumption of mortgage                                                          $  22,000,000              $           0
                                                                               ====================        ===================
 Investment in bonds                                                             $  22,000,000              $           0
                                                                               ====================        ===================

    See accompanying condensed notes to consolidated financial statements.

                   WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY


              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


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

   On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, when it received and accepted subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999, and on December 20, 1999, the Company commenced a second follow-on public offering of up to 22,200,000 shares of common stock at $10 per share. As of September 30, 2001, the Company had received gross offering proceeds of approximately $305,462,615 from the sale of 30,546,262 shares from its third public offering. As of September 30, 2001, the Company had received aggregate gross offering proceeds of approximately $612,872,996 from the sale of 61,287,300 shares of its common stock. After payment of $21,326,295 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $75,253,972 in selling commissions and organization and offering expenses, and capital contributions and acquisition expenditures by Wells OP of $504,065,814 in property acquisitions and common stock redemptions of $3,550,292 pursuant to the Company's share repurchase program, the Company was holding net offering proceeds of $8,676,623 available for investment in properties.

   Wells OP owns interests in properties directly and through equity ownership in the following joint ventures: (i) a joint venture among Wells OP, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), (ii) Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between Wells OP and Fund X and Fund XI Associates, which is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"), (iii) Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between Wells OP and the Fund X-XI Joint Venture, (iv) a joint venture among Wells OP, Wells Real Estate Fund XI, L.P., and Wells Real Estate Fund XII, L.P. (the "Fund XI-XII-REIT Joint Venture"), (v) a joint venture between Wells OP and Wells Real Estate Fund XII, L.P. (the "Fund XII-REIT Joint Venture"), (vi) the Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VIII-IX Joint Venture, which is a joint venture between Wells Real Estate Fund VIII, L.P. and Wells Real Estate

  Fund IX, L.P., and (vii) a joint venture between Wells OP and Wells Real Estate Fund XIII, L.P. (the "Fund XIII-REIT Joint Venture").

  As of September 30, 2001, Wells OP owned interests in the following properties either directly or through its interest in the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Technologies Building"), (v) a one-story warehouse and office building in Ogden, Utah (the "Iomega Building"), all five of which are owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a two-story warehouse office building in Fremont, California (the "Fremont Building"), which is owned by the Wells/ Fremont Joint Venture, (vii) a one-story warehouse and office building in Fountain Valley, California (the "Cort Building"), which is owned by the Wells/Orange County Joint Venture, (viii) a four-story office building in Tampa, Florida (the "PWC Building"), (ix) a four-story office building in Harrisburg, Pennsylvania (the "AT&T Harrisburg Building"), which are owned directly by Wells OP, (x) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), (xi) a three-story office building located in Leawood, Kansas (the "Sprint Building"), (xii) a one story office building and warehouse in Tredyffrin Township, Pennsylvania (the "Johnson Matthey Building"), (xiii) a two-story office building in Ft. Meyers, Florida (the "Gartner Building"), all four of which are owned by Fund XI-XII-REIT Joint Venture, (xiv) a two-story office building located in Lake Forest, California (the "Matsushita Building"), (xv) a four-story office building located in Richmond, Virginia (the "Alstom Power-Richmond Building"), (xvi) a two-story office building and warehouse in Wood Dale, Illinois (the "Marconi Building"),
  (xvii) a five-story office building in Plano, Texas (the "Cinemark Building"), (xviii) a three-story office building in Tulsa, Oklahoma (the "Metris Building"), (xix) a two-story office building in Scottsdale, Arizona (the "Dial Building"), (xx) a two-story office building in Tempe, Arizona (the "ASML Building"), (xxi) a two-story office building in Tempe, Arizona (the "Motorola-Arizona Building"), (xxii) a two-story office building in Tempe, Arizona (the "Avnet Building"), (xxiii) a three-story office building in Troy, Michigan (the "Delphi Building") all ten of which are owned directly by Wells OP, (xxiv) a three-story office building in Troy, Michigan (the "Siemens Building"), which is owned by the Wells Fund XII-REIT Joint Venture Partnership, (xxv) a two-story office building in Orange County, California (the "Quest Building"), formerly the Bake Parkway Building, previously owned by Fund VIII-IX Joint Venture, which is now owned by Fund VIII-IX-REIT Joint Venture, (xxvi) a three-story office building in South Plainfield, New Jersey (the "Motorola-New Jersey Building"), (xxvii) a nine-story office building in Minnetonka, Minnesota (the "Metris Minnetonka Building"), (xxviii) a six-story office building in Houston, Texas (the "Stone and Webster Building"), all three of which are owned directly by Wells OP, (xxix) a one-story and a two-story office building in Oklahoma City, Oklahoma (the "AT&T-Oklahoma Buildings"), which are owned by the Fund XII-REIT Joint Venture, (xxx) a three-story office building in Brentwood, Tennessee (the "Comdata Building"), which is owned by the Fund XII-REIT Joint Venture, (xxxi) a two-story office building in Jacksonville, Florida (the "Amercredit Building"), which is owned by XIII-REIT Joint Venture, (xxxii) a seven-story office building in Quincy, Massachusetts (the "State Street Building"), (xxxiii) two one-story office buildings in Houston, Texas (the "IKON Buildings"), (xxxiv) a 14.873 acre tract of land in Irving, Texas (the "Nissan Property"), (xxxv) a one-story office and warehouse building in Millington, Tennessee (the "Ingram Building"), and (xxxvi) a four-story office building in Cary, North Carolina (the "Lucent-NC Building"), all five of which are owned directly by Wells OP.

  (b) Deferred Project Costs

  The Company pays a percentage of shareholder contributions to Wells Capital, Inc. (the "Advisor") for acquisition and advisory services. These payments, are stipulated in the prospectus. These payments may not exceed 3 1/2% of shareholders' capital contributions. Cumulative Acquisition and Advisory Fees and Acquisition Expenses paid as of September 30, 2001, amounted to $21,326,295 and represented approximately 3 1/2% of total shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased or developed and are capitalized with the real estate assets of the Company or of the joint venture invested in by the Company. Deferred project costs at September 30, 2001 and December 31, 2000, represent fees not yet applied to properties.

  (c) Deferred Offering Costs

  Offering expenses, to the extent that they exceed 3% of gross offering proceeds, will be paid by the Advisor and not by the Company. Offering expenses do not include sales or underwriting commissions but do include such costs as certain legal and accounting fees, printing costs, and other offering expenses. As of September 30, 2001, the Advisor had paid offering expenses on behalf of the Company in an aggregate amount of $16,891,235, which did not exceed the 3% limitation.

  (d) Employees

  The Company has no direct employees. The employees of the Advisor perform a full range of real estate services including leasing and property management, accounting, asset management, and investor relations for the Company.

  (e) Insurance

  Wells Management Company, Inc., an affiliate of the Company and the Advisor, carries comprehensive liability and extended coverage insurance with respect to all of the properties owned directly and indirectly by the Company. In the opinion of management, the properties are adequately insured.

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

  (g) Basis of Presentation

  Substantially all of the Company's business is conducted through Wells OP. On December 31, 1997, Wells OP issued 20,000 limited partner units to the Advisor in exchange for a capital contribution of $200,000. The Company is the sole general partner in Wells OP; consequently, the accompanying consolidated balance sheet of the Company includes the amounts of the Company and Wells OP. The Advisor, a limited partner, is not currently receiving distributions from its investment in Wells OP.

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

2. INVESTMENT IN JOINT VENTURES

  As of September 30, 2001, the Company, through its ownership in Wells OP, which owns interests in seven joint ventures which, in turn own 16 properties. The Company does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method.

  The following describes additional investments in joint ventures which the Company made during the three months ended September 30, 2001.

  The Fund XIII-REIT Joint Venture

  On June 27, 2001, Wells OP and Wells Real Estate Fund XIII, L.P. ("Wells Fund XIII") entered into a Joint Venture Partnership Agreement for the purpose of acquiring, owning, leasing, operating and managing real properties. The joint venture partnership is known as the Wells Fund XIII-REIT Joint Venture (the "Fund XIII-REIT Joint Venture").

  The AmeriCredit Building

  On July 16, 2001, the Fund XIII-REIT Joint Venture acquired a two-story office building containing approximately 85,000 rentable square feet on a 12.33 acre tract of land located in Clay County, Florida (the "AmeriCredit Building") from Adevco Contact Centers Jacksonville, L.L.C. pursuant to that certain Agreement for Purchase and Sale of Property between Adevco and Wells Capital, Inc., the Advisor. The rights under the agreement were assigned by Wells Capital, Inc., the original purchaser under the agreement, to the Fund XIII-REIT Joint Venture at closing. The purchase price paid for the AmeriCredit Building was $12,500,000, excluding closing costs.

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

  SUMMARY OF OPERATIONS


  The following information summarizes the operations of the unconsolidated joint ventures in which the Company, through Wells OP, had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                               Wells OP's Share of Net
                                       Total Revenues                  Net Income                    Income
                                -------------------------------------------------------------------------------------------
                                     Three Months Ended            Three Months Ended             Three Months Ended
                                -----------------------------  ----------------------------  ------------------------------
                                 September 30,  September 30,  September 30,  September 30,  September 30,   September 30,
                                      2001           2000           2001           2000            2001            2000
                                --------------- -------------  -------------  -------------  -------------- ---------------
Fund IX-X-XI-REIT
 Joint Venture                     $1,082,768     $1,087,126     $  669,906     $  678,125      $   24,864        $ 25,178

Cort Joint Venture                    203,812        198,885        149,477        137,099          65,272          59,866
Fremont Joint
 Venture                              227,050        225,195        142,087        141,395         110,123         109,587
Fund XI-XII-REIT
 Joint Venture                        843,962        844,121        520,011        532,905         295,173         302,492
Fund XII-REIT Joint
 Venture                            1,409,716        376,457        814,542        252,825         447,634         126,413
Fund VIII-IX-REIT
 Joint Venture                        313,536        259,148        155,976        196,497          24,629          11,529
Fund XIII-REIT
 Joint Venture                        305,600              0        155,194              0         134,758               0
                                --------------- -------------  -------------  -------------  -------------- ---------------
                                   $4,386,444     $2,990,932     $2,607,193     $1,938,846      $1,102,453        $635,065
                                ==============  =============  =============  =============  ============== ===============

                                                                                                Wells OP's Share of Net
                                       Total Revenues                 Net Income                        Income
                                -----------------------------  ----------------------------  ------------------------------
                                     Nine Months Ended            Nine Months Ended                 Nine Months Ended
                                -----------------------------  ----------------------------  ------------------------------
                                 September 30,  September 30,  September 30,  September 30,  September 30,   September 30,
                                      2001           2000           2001           2000            2001            2000
                                --------------- -------------  -------------  -------------  -------------- ---------------
Fund IX-X-XI-REIT
 Joint Venture                    $ 3,263,864     $3,297,516     $2,042,759     $1,992,374      $   75,817      $   74,057

Cort Joint Venture                    602,280        596,656        414,603        422,477         181,046         184,484
Fremont Joint
 Venture                              677,406        675,585        420,689        424,058         326,051         328,663
Fund XI-XII-REIT
 Joint Venture                      2,533,153      2,506,049      1,534,247      1,557,772         870,883         884,236
Fund XII-REIT Joint
 Venture                            3,305,911        599,032      1,847,726        402,556         967,079         201,278
Fund VIII-IX-REIT
 Joint Venture                        894,460        259,148        416,328        196,497          66,013          11,529
Fund XIII-REIT
 Joint Venture                        305,600              0        155,194              0         134,758               0
                                --------------- -------------  -------------  -------------  -------------- ---------------
                                  $11,582,674     $7,933,986     $6,831,546     $4,995,734      $2,621,647      $1,684,247
                                =============== =============  =============  =============  ============== ===============

3. INVESTMENTS IN REAL ESTATE

   As of September 30, 2001, the Company, through its ownership in Wells OP, owns 20 properties directly. The following describes acquisitions made directly by Wells OP during the three months ended September 30, 2001.

  The State Street Building

  On July 30, 2001, Wells OP purchased a seven-story office building with approximately 234,668 rentable square feet located on an 11.22 acre tract of land at 1200 Crown Colony Drive, Norfolk County, Quincy, Massachusetts (the "State Street Building) from Crownview, LLC. Crownview is not affiliated with the Company or Wells Capital, Inc., our Advisor. The purchase price for the State Street Building was $49,563,000, excluding closing costs. The entire 234,668 rentable square feet of the State Street Building is currently under a lease agreement with SSB Realty. The landlord's interest in the SSB Realty Lease was assigned to Wells OP at the closing. The current term of the lease is 10 years, which commenced on February 1, 2001, and expires on March 31, 2011. SSB Realty has the right to extend the term of this lease for one additional five-year period at the then-current fair market rental rate.

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

  For additional information regarding the acquisition of the State Street Building, refer to Supplement No. 4 dated August 10, 2001, to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 2000, which was contained in Post-Effective Amendment No. 4 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. which was filed with the Commission on October 23, 2001 (Commission File No. 333-44900).

  The IKON Buildings

  On September 7, 2001, Wells OP purchased two one-story office buildings with approximately 157,900 rentable square feet located at 810 and 820 Gears Road, Harris County, Houston, Texas (the "IKON Buildings") from SV Reserve, LP. Reserve, LP is not in any way affiliated with the Company or Wells Capital, Inc., our Advisor.

  The purchase price for the IKON Buildings was $20,650,000, excluding closing costs. The entire 157,790 rentable square feet of the IKON Buildings is currently under a net lease agreement with IKON. The landlord's interest in the IKON lease was assigned to Wells OP at the closing. The current term of the lease is 10 years, which commenced on May 1, 2000 and expires on April 30, 2010. IKON has the right to extend the term of this lease for two additional five-year periods at the then-current fair market rental rate, upon 12 months prior written notice.

  Pursuant to the IKON lease, IKON is required to pay all taxes relating to the IKON Buildings and all operating costs incurred by the landlord in maintaining and operating the IKON Buildings. Wells OP, as landlord, will be responsible for repairs related to insurable casualty and for maintaining the roof, foundation, exterior walls and windows, load bearing items and electrical, mechanical and plumbing systems.

  For additional information regarding the acquisition of the IKON Buildings, refer to the Company's Form 8-K dated September 7, 2001, which was filed with the Commission on September 21, 2001 (Commission File No. 0-25739), and Supplement No. 5 dated October 15, 2001 to the Prospectus of

  Wells Real Estate Investment Trust, Inc. dated December 20, 2000, which was contained in Post-Effective Amendment No. 4 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. which was filed with the Commission on October 23, 2001 (Commission File No. 333-44900).

  The Nissan Property

  On September 19, 2001, Wells OP purchased a 14.873 acre tract of land located in Irving, Dallas County, Texas (the "Nissan Property"). Wells OP purchased the Nissan Property from the Ruth Ray and H.L. Hunt Foundation and the Ruth Foundation, each a Texas non-profit corporation and 50% owner in the Nissan Property for a purchase price of $5,545,700, excluding closing costs.

  Wells OP has entered into agreements to construct a three-story office building containing 268,290 rentable square feet (the "Nissan Project") on the Nissan Property. The Nissan Project will be a concrete tilt-up, high performance glass building. The site consists of a 14,873 acre tract of land located in the Freeport Business Park.

  The entire 268,290 rentable square feet of the Nissan Building is currently under a lease agreement with Nissan Motor Acceptance Corporation ("Nissan"), a wholly owned subsidiary of Nissan North America, Inc. with its corporate headquarters in Torrance, California. The initial lease term began on September 19, 2001 and will extend 10 years beyond the rent commencement date. Construction on the building is scheduled to begin on or before February 1, 2001, and is scheduled to be completed within 20 months from its commencement. The rent commencement date will occur shortly thereafter. Nissan also has the right to extend the lease for two additional five-year periods at 95% of the then current market rental rate upon written notice. The initial annual base rent payable under the Nissan lease will be $4,225,860.

  The Ingram Micro Building

  On September 27, 2001, Wells OP acquired a ground leasehold interest in a 701,819 square foot distribution facility located at 3820 Micro Drive in the City of Millington, Shelby County, Tennessee (the "Ingram Micro Building") pursuant to a Bond Real Property Lease dated December 20, 1995 (the "Bond Lease"). The rights under the Bond Lease were purchased from Ingram Micro L.P. ("Ingram") in a sale lease-back transaction for a purchase price of $21,050,000, excluding closing costs. The Bond Lease expires on December 31, 2026. In addition, Wells OP purchased from Ingram all rights, title and interest in an Industrial Development Revenue Note Ingram Micro L.P. Series 1995 (the "Bond") issued by the Industrial Development Board of the City of Millington, Tennessee ("Board") to Lease Plan North America, Inc. ("Lease Plan") in a principal amount not to exceed $22,000,000. The Bond is secured by a Fee Construction Mortgage Deed of Trust and Assignment of Rents and Leases dated December 20, 1995 (the "Deed of Trust") executed by the Board for the benefit of Lease Plan. Beginning in 2006, Wells OP has the option under the Bond Lease to purchase the land underlying the Ingram Micro Distribution Facility for $100 plus satisfying the indebtedness evidenced by the Bond, which is currently held by Wells OP.

  The Board, as the fee simple owner of the Ingram Micro Building, had originally entered into the Bond Lease with Lease Plan. The proceeds from the issuance of the Bond were used to finance the construction of the Ingram Micro Building. On December 20, 2000, Ingram purchased the Bond, Deed of Trust and the ground leasehold interest in the Ingram Micro Building under the Bond Lease from Lease Plan.

   At closing, Wells OP entered into a new lease with Ingram pursuant to which Ingram agreed to lease the entire Ingram Micro Building from Wells OP. The Ingram lease has a term of 10 years with two successive options to extend for 10 years each. The annual base rent for the Ingram Micro Building is $2,035,275 for years one through five of the lease term. Ingram is also required to pay as additional rent all other amounts, liabilities and obligations relating to the Ingram Micro, including all taxes, assessments, water rents, sewer rents and charges, duties, impositions, license and permit fees, charges for public utilities and other charges of every kind and nature incurred as a result of the use and occupation of the premises by Ingram.

   The Lucent Building

   On September 28, 2001, Wells OP purchased a four-story office building with approximately 120,000 rentable square feet located at 200 Lucent Lane, Cary, North Carolina (the "Lucent Building"). Wells OP purchased this building from Lucent Technologies, Inc. ("Lucent") pursuant to that certain Agreement for the Purchase and Sale of Property between Lucent and Wells OP for a purchase price of $17,650,000, excluding closing costs.

   The Lucent Building, which was completed in 1999, is a four-story office building located on a 29.19 acre tract of land, which includes a 11.84 acre improved tract of land and a 17.34 acre undeveloped tract of land.

   The Lucent Building is located at 200 Lucent Lane in Regency Park office part in the "Research Triangle" in Cary, North Carolina, approximately 10 miles west of downtown Raleigh and 15 miles south of Raleigh-Durham International Airport.

   The entire Lucent Building is currently under a lease agreement with Lucent, which does not include the 17.34 acre undeveloped tract of land described above. The current term of the lease is 10 years, which commenced September 28, 2001, and expires on September 30, 2011. Lucent has the right to extend the term of this lease for three additional five-year periods at the then-current fair market rental rate, upon 12 months prior written notice. The current annual base rent payable under the Lucent lease is $1,800,000.

   For additional information regarding the acquisitions of the Nissan property, the Ingram Micro Building and the Lucent Building, refer to the Company's Form 8-K dated September 27, 2001, which was filed with the Commission on October 10, 2001 (Commission File No. 0-25739), the Company's Form 8-K/A dated September 27, 2001, which was filed with the Commission on October 26, 2001 (Commission File No. 0-25739), and Supplement No. 5 dated October 15, 2001 to the Prospectus of Wells Real Estate Investment Trust, Inc. dated December 20, 2000, which was filed with the Commission in Post-Effective Amendment No. 4 to the Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc. on October 23, 2001 (Commission File No. 333-44900).

3. NOTES PAYABLE

   Notes payable consists of loans of (i) $21,650,000 due to Bank of America, N.A. secured by first mortgages against the ATT, Marconi, Matsushita, Motorola, NJ, Metris, MN, and Delphi Buildings, (the "Bank of America Note")
   (ii) $5,498,162 due to SouthTrust Bank collateralized by Wells OP's interest in the Cinemark, Dial, ASML, Alstom Power Richmond, Avaya Technologies, Motorola, and PWC Buildings, and (iii) $22,000,000 mortgage note secured by the Deed of Trust to the Ingram

   Micro Building. Cash paid for interest on the notes payable totaled $3,466,606 for the nine months ended September 30, 2001.

4. DUE TO AFFILIATES

   Due to affiliates consists of amounts due to the Advisor for Acquisitions and Advisory Fees and Acquisition Expenses, deferred offering costs, and other operating expenses paid on behalf of the Company. Also included in due to affiliates is the amount due to the Fund VIII-IX Joint Venture related to the Matsushita Rental Income Guaranty Agreement, which is explained in detail in the Company's Form 10-K for the year ended December 31, 2000. Aggregate payments of $601,963 have been made as of September 30, 2001 toward funding the obligation under the Matsushita Rental Income Guaranty Agreement.

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

   As a part of the initial transaction in the Wells Section 1031 Program, and in consideration for the payment of a Take Out Fee in the amount of $137,500 to the Company, Wells OP entered into a Take Out Purchase and Escrow Agreement dated April 16, 2001 providing, among other things, that Wells OP is obligated to acquire, at Wells Exchange's cost ($839,694 in cash plus $832,060 of assumed debt for each 7.63358% interest of co-tenancy interest unsold), any unsold co-tenancy interests in the building known as the Ford Motor Credit Complex which remain unsold at the expiration of the offering of Wells Exchange, which has been extended to February 28, 2002, which is also the maturity date of the interim loan relating to such property. The Ford Motor Credit Complex consists of two connecting office buildings containing 167,438 rentable square feet located in Colorado Springs, Colorado currently under a triple-net lease with Ford Motor Credit Company, a wholly owned subsidiary of Ford Motor Company, which is the world's largest automotive finance company with more than 10 million customers in 40 countries.

  The obligations of Wells OP under the Take Out Purchase and Escrow Agreement are secured by reserving against Wells OP's existing line of credit with Bank of America, N.A. (the "Interim Lender"). If, for any reason, Wells OP fails to acquire any of the co-tenancy interests in the Ford Motor Credit Complex which remain unsold as of February 28, 2002, or there is otherwise an uncured default under the interim loan or the line of credit documents, the Interim Lender is authorized to draw down Wells OP's line of credit in the amount necessary to pay the outstanding balance of the interim loan in full, in which event the appropriate amount of co-tenancy interests in the Ford Motor Credit Complex would be deeded to Wells OP. Wells OP's maximum economic exposure in the transaction is $11,000,000, in which event Wells OP would acquire the Ford Motor Credit Complex for $11,000,000 in cash plus assumption of the first mortgage financing in the amount of $10,900,000. If some, but not all, of the co-tenancy interests are sold, Wells OP's exposure would be less, and it would own an interest in the property in co-tenancy with the 1031 Participants who had previously acquired co-tenancy interests in the Ford Motor Credit Complex from Wells Exchange.

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

  Liquidity and Capital Resources

  Cash and cash equivalents at September 30, 2001 and 2000 were $11,132,382 and $12,257,161, respectively. The decrease in cash and cash equivalents resulted primarily from investments in real property acquisitions offset by additional capital raised.

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

  For a description of the Company's commitment and contingent liability as a result of the Take Out Purchase and Escrow Agreement relating to the Ford Motor Credit Complex, refer to Footnote 5 of the Condensed Notes to Consolidated Financial Statements included herein.

  As of September 30, 2001, the Company had acquired interests in 36 real estate properties. These properties are generating sufficient cash flows to cover the operating expenses of the Company and pay quarterly dividends. Dividends declared for the third quarter of 2001 and the third quarter of 2000 were approximately $0.1938 and $0.188 per share, respectively. The dividends were declared on a daily record date basis to the shareholders of record at the close of each business day during the quarter.

  Cash Flows from Operating Activities

  Net cash provided by operating activities was $26,484,288 for the nine months ended September 30, 2001 and $6,979,295 for the nine months ended September 30, 2000. The increase in net cash provided by operating activities resulted primarily from additional rental revenues and equity income of joint ventures generated from the properties acquired during the nine months ended September 30, 2001.

  Cash Flows from Investing Activities

  Net cash used in investing activities increased from $115,665,441 for the nine months ended September 30, 2000 compared to $155,704,215 for the nine months ended September 30, 2001, primarily due to acquiring a greater number of properties during the first three quarters of 2001 as compared to the same period in 2000.

  Cash Flows from Financing Activities

  Net cash inflows generated through financing activities increased from $118,013,503 for the nine months ended September 30, 2000, to $136,054,008 for the nine months ended September 30, 2001, primarily due to raising additional capital. The Company received $297,774,927 in offering proceeds for the nine months ended September 30, 2001, as compared to $127,695,243 for the nine months ended September 30, 2000. In addition, the Company received loan proceeds from financings of $107,587,012 and repaid notes payable in the amount of $208,102,037 during the first three quarters of 2001.

  Results of Operations

  As of September 30, 2001, the properties owned by the Company were 100% occupied. Gross revenues for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, increased to $34,068,857 from $15,734,638, respectively, primarily as a result of additional rental revenues and equity in income of joint ventures generated from properties acquired during the prior twelve months. The purchase of interests in additional properties also resulted in increases in operating expenses, management and leasing fees, depreciation expense, legal and accounting fees, financing costs, and interest expense. Administrative costs increased from $282,330 for the nine months ended September 30, 2000 to $700,803 for the same period in 2001 due to a non-use fee on the unused balance of the Bank of America Note and additional taxes, license fees and postage and delivery costs associated with the purchase of additional properties. Net income increased to $14,423,380 for the nine months ended September 30, 2001, as compared to $5,737,537 for the nine months ended September 30, 2000. Net income per share was $0.11 for the quarters ended September 30, 2001 and 2000, respectively, $0.33 per share for the nine months ended September 30, 2001, from $0.30 per share for the nine months ended September 30, 2000.

  Funds from Operations

  Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), generally means net income, computed in accordance with GAAP excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT. However, the Company's calculation of FFO, while consistent with NAREIT's definition, may not be comparable to similarly titled measures presented by other REITs. Adjusted Funds from Operations ("AFFO") is defined as FFO adjusted to exclude the effects of straight-line rent, loan cost amortization and other non-cash and/or unusual items. Neither FFO nor AFFO represent cash generated from operating activities in accordance with GAAP and should not be considered as alternatives to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

  The following table reflects the calculation of Funds from Operations and Adjusted Funds from Operations for the three and nine months ended September 30, 2001 and 2000, respectively:

                                                           Three Months Ended              Nine Months Ended
                                                     ------------------------------- --------------------------------
                                                      September 30,   September 30,   September 30,   September 30,
                                                          2001            2000            2001            2000
                                                     --------------- --------------- --------------- ----------------
FUNDS FROM OPERATIONS:
 Net income                                            $ 6,109,137     $ 2,525,228     $14,423,380     $ 5,737,537
 Add:                                                    3,947,425       2,155,366      10,341,242       5,084,689
  Depreciation of real assets
  Amortization of deferred leasing costs                    75,837         101,598         227,510         269,482
  Depreciation and amortization -
      unconsolidated partnerships                          647,184         303,402       1,560,844         830,366
                                                      --------------- --------------- --------------- ----------------
Funds from operations (FFO)                             10,779,583       5,085,594      26,552,976      11,922,074

Adjustments:
 Loan cost amortization                                    236,816          64,016         528,715         150,143
 Straight line rent                                       (707,581)       (468,487)     (1,930,297)     (1,132,052)
 Straight line rent - unconsolidated
  partnerships                                            (100,432)        (78,851)       (232,678)       (191,748)
 Lease acquisition fees paid                                     0               0               0        (152,500)
 Lease acquisition fees paid-
   unconsolidated partnerships                                   0            (103)         (7,826)         (8,002)
                                                     --------------- --------------- --------------- ----------------
 Adjusted funds from operations                        $10,208,386     $ 4,602,169     $24,910,890     $10,587,915
                                                     =============== =============== =============== ================
WEIGHTED AVERAGE SHARES:
BASIC AND DILUTED                                       54,112,446      23,920,273      43,725,920      19,219,053
                                                     =============== =============== =============== ================

                          PART II.  OTHER INFORMATION

ITEM 6(b.) During the third quarter of 2001, the Registrant filed the following Current Reports of Form 8-K:

            i. Current Report on Form 8-K dated September 7, 2001, describing the Registrant's acquisition of the IKON Buildings;

           ii. Current Report on Form 8-K dated September 7, 2001, describing the Registrant's acquisitions of the Nissan Property, the Ingram Micro Building and the Lucent Building; and

          iii. Amendment No. 1 to Current Report on Form 8-K/A dated September 27, 2001, providing the required financial statements related to the Registrant's acquisitions of the Nissan Property, the Ingram Micro Building and the Lucent Building.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WELLS REAL ESTATE INVESTMENT TRUST, INC.
                               (Registrant)

Dated:  November 9, 2001    By:/s/ Leo F. Wells, III
                               --------------------------------------
                               Leo F. Wells, III
                               President, Director, and Chief Financial Officer