Form 10-K
period 2001-12-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2002-03-28
CIK 1042776

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                 For the fiscal year ended December 31, 2001 or
                                           -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

      For the transition period from to           to
                                        ---------    ------------

                         Commission file number 0-25739

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Maryland                                                      58-2328421
------------------------------------------------                    ---------------------------------------
(State or other jurisdiction of incorporation or                    (I.R.S. Employer Identification Number)
                  organization)

       6200 The Corners Parkway, Norcross, Georgia                                   30092
--------------------------------------------------                                ----------
         (Address of principal executive offices)                                 (Zip Code)

       Registrant's telephone number, including area code (770) 449-7800
                                                          --------------

          Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                      Name of exchange on which registered
-------------------                      ------------------------------------
      NONE                                              NONE
-------------------                      ------------------------------------

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

                                    Yes [X] No
                                         -

Aggregate market value of the voting stock held by nonaffiliates:
                                                                 ---------------

   While there is no established market for the Registrant's shares of voting stock, the Registrant has offered and sold shares of its voting stock pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10 per share. The number of shares of common stock outstanding as of
                        February 28, 2002 was 98,533,643.

                      Documents Incorporated by Reference:

     Registrant incorporates by reference portions of the Wells Real Estate Investment Trust, Inc. Definitive Proxy Statement for the 2002 Annual Meeting
   of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2002.

PART I

ITEM 1. BUSINESS

GENERAL

Wells Real Estate Investment Trust, Inc. (the "Company") is a Maryland corporation formed on July 3, 1997, which qualifies as a real estate investment trust ("REIT"). Substantially all of the Company's business is conducted through Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes on behalf of the Company. The Company is the sole general partner of Wells OP.

On January 30, 1998, the Company commenced a public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, upon receiving and accepting subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999 at which time gross proceeds of approximately $132,181,919 had been received from the sale of approximately 13,218,192 shares from its initial public offering. The Company commenced its second public offering of shares of common stock on December 20, 1999, which was terminated on December 19, 2000 after receipt of gross proceeds of approximately $175,229,193 from the sale of approximately 17,522,919 shares from the second public offering. The Company commenced its third public offering of the shares of common stock on December 20, 2000. As of December 31, 2001, the Company has received gross proceeds of approximately $530,204,577 from the sale of approximately 53,020,458 shares from its third public offering. Accordingly, as of December 31, 2001, the Company has received aggregate gross offering proceeds of approximately $837,614,690 from the sale of 83,761,469 shares of its common stock to 84,002 investors. After payment of $29,122,286 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $98,125,735 in selling commissions and organization and offering expenses, capital contributions to joint ventures and acquisitions expenditures by Wells OP of $642,106,041 in property acquisitions, and common stock redemptions of $5,550,396 pursuant to the Company's share redemption program, the Company was holding net offering proceeds of $62,711,000 available for investment in properties, as of December 31, 2001.

EMPLOYEES

The Company has no direct employees. The employees of Wells Capital, Inc. (the "Advisor") and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

INSURANCE

Wells Management Company, Inc., an affiliate of the Company and the Advisor, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Company. In the opinion of management of the registrant, the properties are adequately insured.

COMPETITION

The Company will experience competition for tenants from owners and managers of competing projects, which may include its affiliates. As a result, the Company may have to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Company elects to dispose of its properties, the Company will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.  PROPERTIES

As of December 31, 2001, the Company owned interests in 39 properties listed in the table below through its ownership in Wells OP. As of December 31, 2001, all of these properties were 100% leased.

----------------------------------------------------------------------------------------------------------------------
       Property                                        Property          %        Purchase      Square         Annual
         Name                    Tenant                Location        Owned       Price         Feet           Rent
----------------------------------------------------------------------------------------------------------------------
Windy Point Buildings   TCI Great Lakes, Inc.       Schaumburg, IL      100%    $ 89,275,000     129,157   $ 2,067,204
                        The Apollo Group, Inc.                                                    28,322   $   357,919
                        Global Knowledge Network                                                  22,028   $   382,307
                        Zurich American                                                          300,000   $ 5,091,577
                        Insurance                                                                  8,884   $   160,000
                        Various other tenants
----------------------------------------------------------------------------------------------------------------------
Convergys Building      Convergys Customer          Tamarac, FL         100%    $ 13,255,000     100,000   $ 1,248,192
                        Management Group, Inc.
----------------------------------------------------------------------------------------------------------------------
ADIC Buildings          Advanced Digital            Parker, CO         68.2%    $ 12,954,213     148,200   $ 1,222,683
                        Information Corporation
----------------------------------------------------------------------------------------------------------------------
Lucent Building         Lucent Technologies, Inc.   Cary, NC            100%    $ 17,650,000     120,000   $ 1,800,000
----------------------------------------------------------------------------------------------------------------------
Ingram Micro Building   Ingram Micro, L.P.          Millington, TN      100%    $ 21,050,000     701,819   $ 2,035,275
----------------------------------------------------------------------------------------------------------------------
Nissan Property (1)     Nissan Motor Acceptance     Irving, TX          100%    $  5,545,700     268,290   $ 4,225,860(2)
                        Corporation
----------------------------------------------------------------------------------------------------------------------
IKON Buildings          IKON Office Solutions,      Houston, TX         100%    $ 20,650,000     157,790   $ 2,015,767
                        Inc.
----------------------------------------------------------------------------------------------------------------------
State Street Building   SSB Realty, LLC             Quincy, MA          100%    $ 49,563,000     234,668   $ 6,922,706
----------------------------------------------------------------------------------------------------------------------
AmeriCredit Building    AmeriCredit Financial       Orange Park,       68.2%    $ 12,500,000      85,000   $ 1,201,050
                        Services Corporation        FL
----------------------------------------------------------------------------------------------------------------------
Comdata Building        Comdata Network, Inc.       Nashville, TN      55.0%    $ 24,950,000     201,237   $ 2,398,672
----------------------------------------------------------------------------------------------------------------------
AT&T Oklahoma           AT&T Corp.                  Oklahoma           55.0%    $ 15,300,000     103,500   $ 1,242,000
Buildings               Jordan Associates, Inc.     City, OK                                      25,000   $   294,500
----------------------------------------------------------------------------------------------------------------------
Metris Minnesota        Metris Direct, Inc.         Minnetonka, MN      100%    $ 52,800,000     300,633   $ 4,960,445
Building
----------------------------------------------------------------------------------------------------------------------
Stone & Webster         Stone & Webster, Inc.       Houston, TX         100%    $ 44,970,000     206,048   $ 4,533,056
Building                SYSCO Corporation                                                        106,516   $ 2,130,320
----------------------------------------------------------------------------------------------------------------------
Motorola Plainfield     Motorola, Inc.              Plainfield, NJ      100%    $ 33,648,156     236,710   $ 3,324,428
Building
----------------------------------------------------------------------------------------------------------------------
Quest Building          Quest Software, Inc.        Irvine, CA         15.8%    $  7,193,000     65,006    $ 1,287,119
----------------------------------------------------------------------------------------------------------------------
Delphi Building         Delphi Automotive           Troy, MI            100%    $ 19,800,000     107,193   $ 1,955,524
                        Systems, LLC
----------------------------------------------------------------------------------------------------------------------
Avnet Building          Avnet, Inc.                 Tempe, AZ           100%    $ 13,250,000     132,070   $ 1,516,164
----------------------------------------------------------------------------------------------------------------------
Siemens Building        Siemens Automotive Corp.    Troy, MI           56.8%    $ 14,265,000      77,054   $ 1,374,643
----------------------------------------------------------------------------------------------------------------------
Motorola Tempe          Motorola, Inc.              Tempe, AZ           100%    $ 16,000,000     133,225   $ 2,054,329
Building
----------------------------------------------------------------------------------------------------------------------
ASML Building           ASM Lithography, Inc.       Tempe, AZ           100%    $ 17,355,000      95,133   $ 1,927,788
----------------------------------------------------------------------------------------------------------------------
Dial Building           Dial Corporation            Scottsdale, AZ      100%    $ 14,250,000     129,689   $ 1,387,672
----------------------------------------------------------------------------------------------------------------------
Metris Tulsa Building   Metris Direct, Inc.         Tulsa, OK           100%    $ 12,700,000     101,100   $ 1,187,925
----------------------------------------------------------------------------------------------------------------------
Cinemark Building       Cinemark USA, Inc.          Plano, TX           100%    $ 21,800,000      65,521   $ 1,366,491
                        The Coca Cola Co.                                                         52,587   $ 1,354,184
----------------------------------------------------------------------------------------------------------------------
Gartner Building        The Gartner Group, Inc.     Ft. Myers, FL      56.8%    $  8,320,000      62,400   $   830,668
----------------------------------------------------------------------------------------------------------------------
Marconi Building        Marconi Data Systems,       Wood Dale, IL       100%    $ 32,630,940     250,354   $ 3,376,746
                        Inc.
----------------------------------------------------------------------------------------------------------------------
Johnson Matthey         Johnson Matthey, Inc.       Tredyffrin         56.8%    $  8,000,000     130,000   $   828,750
Building                                            Township, PA
----------------------------------------------------------------------------------------------------------------------
Alstom Power Richmond   Alstom Power, Inc.          Midlothian, VA      100%    $ 11,400,000      99,057   $1,243,657
Building (1)
----------------------------------------------------------------------------------------------------------------------
Sprint Building         Sprint Communications       Leawood, KA        56.8%    $  9,500,000      68,900   $   999,048
                        Company, L.P.
----------------------------------------------------------------------------------------------------------------------
EYBL CarTex Building    EYBL CarTex, Inc.           Greenville, SC     56.8%    $  5,085,000     169,510   $   550,908
----------------------------------------------------------------------------------------------------------------------
Matsushita Building     Matsushita Avionics         Lake Forest,        100%    $ 18,431,206     144,906   $ 2,005,464
                        Systems Corporation (1)     CA
----------------------------------------------------------------------------------------------------------------------
AT&T Pennsylvania       Pennsylvania Cellular       Harrisburg, PA      100%    $ 12,291,200      81,859   $ 1,442,116
Building                Telephone Corp.
----------------------------------------------------------------------------------------------------------------------
PwC Building            PricewaterhouseCoopers,     Tampa, FL           100%    $ 21,127,854     130,091   $ 2,093,382
                        LLP
----------------------------------------------------------------------------------------------------------------------
Fairchild Building      Fairchild Technologies      Fremont, CA        77.5%    $  8,900,000      58,424   $   893,340
                        U.S.A., Inc.
----------------------------------------------------------------------------------------------------------------------
Cort Furniture          Cort Furniture Rental       Fountain           44.0%    $  6,400,000      52,000   $   834,888
Building                Corporation                 Valley, CA
----------------------------------------------------------------------------------------------------------------------
Iomega Building         Iomega Corporation          Ogden City, UT      3.7%    $  5,025,000     108,250   $   659,868
----------------------------------------------------------------------------------------------------------------------
Interlocken Building    ODS Technologies, L.P.      Broomfield, CO      3.7%    $  8,275,000      51,975   $   845,810
                        and GAIAM, Inc.
----------------------------------------------------------------------------------------------------------------------
Ohmeda Building         Ohmeda, Inc.                Louisville, CO      3.7%    $ 10,325,000     106,750   $ 1,004,520
----------------------------------------------------------------------------------------------------------------------
Alstom Power            Alstom Power, Inc.          Knoxville, TN       3.7%    $  7,900,000      84,404   $ 1,106,520
Knoxville Building
----------------------------------------------------------------------------------------------------------------------
Avaya Building          Avaya, Inc.                 Oklahoma City,      3.7%    $  5,504,276      57,186   $   508,383
                                                    OK
----------------------------------------------------------------------------------------------------------------------

(1) Includes the actual costs incurred or estimated to be incurred by Wells OP to develop and construct the building in addition to the purchase price of the land.
(2) Annual rent does not take effect until construction of the building is completed and the tenant is occupying the building.

As of December 31, 2001, no tenant leasing the Company's properties accounted for more than 10% of the Company's aggregate annual rental income. The Company's most substantial tenants, based on annual rental income, are SSB Realty, LLC (approximately 9.0%), Metris Direct, Inc. (approximately 8.0%), Motorola, Inc. (approximately 7.0%) and Zurich American Insurance Company, Inc. (approximately 6.6%).

JOINT VENTURES WITH AFFILIATES

Wells OP owns some of its properties through its ownership interests in the seven joint ventures listed below. The Company does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures are recorded using the equity method.

--------------------------------------------------------------------------------------------------------------------------
        Joint Venture                 Joint Venture Partners                   Properties Held by Joint Venture
        -------------                 ----------------------                   --------------------------------
--------------------------------------------------------------------------------------------------------------------------
Fund XIII-REIT Joint Venture     Wells Operating Partnership, L.P.    A two-story office building in Orange Park, FL
                                 Wells Real Estate Fund XIII, L.P.      (the "AmeriCredit Building")
                                                                      Two connected one-story office and light assembly
                                                                        buildings in Parker, CO (the "ADIC Buildings")
--------------------------------------------------------------------------------------------------------------------------
Fund XII-REIT Joint Venture      Wells Operating Partnership, L.P.    A three-story office building in Troy, MI (the
                                 Wells Real Estate Fund XII, L.P.       "Siemens Building")
                                                                      A one-story and a two-story office building in
                                                                        Oklahoma City, OK (the "AT&T Oklahoma Buildings")
                                                                      A three-story office building in Brentwood, TN
                                                                      (the "Comdata Building")
--------------------------------------------------------------------------------------------------------------------------
Fund XI-XII-REIT Joint           Wells Operating Partnership, L.P.    A two-story manufacturing and office building in
Venture                          Wells Real Estate Fund XI, L.P.        Fountain Inn, SC (the "EYBL CarTex Building")
                                 Wells Real Estate Fund XII, L.P.     A three-story office building in Leawood, KS (the
                                                                        "Sprint Building")
                                                                      A one-story office and warehouse building in
                                                                        Tredyffrin Township, PA (the "Johnson Matthey
                                                                        Building")
                                                                      A two-story office building in Fort
                                                                        Myers, FL (the "Gartner Building")
--------------------------------------------------------------------------------------------------------------------------
Fund IX-X-XI-REIT Joint          Wells Operating Partnership, L.P.    A three-story office building in Knoxville, TN
Venture                          Wells Real Estate Fund IX, L.P.        "Alstom Power Knoxville Building")
                                 Wells Real Estate Fund XI, L.P.      A two-story office building in Louisville, CO (the
                                (the Wells Real Estate Fund X, L.P.       "Ohmeda Building")
                                                                      A three-story office building in Broomfield, CO
                                                                        (the "Interlocken Building")
                                                                      A one-story office building in Oklahoma City, OK
                                                                        (the "Avaya Building")
                                                                      A one-story office and warehouse building in
                                                                        Ogden, UT (the "Iomega Building")
--------------------------------------------------------------------------------------------------------------------------
Wells/Freemont Associates        Wells Operating Partnership, L.P.    A two-story office and manufacturing building in
Joint Venture (the "Freemont     Fund X-XI Joint Venture                Freemont, CA (the "Fairchild Building")
Joint Venture")
--------------------------------------------------------------------------------------------------------------------------
Wells/Orange County              Wells Operating Partnership, L.P.    A one-story warehouse and office building in
Associates Joint Venture         Fund X-XI Joint Venture                Fountain Valley, CA
(the "Orange County Joint                                               (the "Cort Building")
Venture")
--------------------------------------------------------------------------------------------------------------------------
Fund VIII-IX-REIT Joint          Wells Operating Partnership, L.P.    A two-story office building in Orange County, CA
Venture                          Fund VIII-IX Joint Venture           (the "Quest Building")
--------------------------------------------------------------------------------------------------------------------------

THE WELLS FUND XIII - REIT JOINT VENTURE

Wells OP and Wells Fund XIII entered into a joint venture partnership known as the Wells Fund XIII-REIT Joint Venture Partnership ("XIII-REIT Joint Venture"). The investment objectives of Wells Fund XIII are substantially identical to the investment objectives of Wells OP. As of December 31, 2001, the joint venture partners of the XIII-REIT Joint Venture had made the following contributions and held the following equity percentage interests:

--------------------------------------------------------------
Joint Venture Partner   Capital Contribution   Equity Interest
--------------------------------------------------------------
Wells OP                     $17,359,875            68.2%
--------------------------------------------------------------
Wells Fund XIII              $ 8,491,069            31.8%
--------------------------------------------------------------

THE WELLS FUND XII-REIT JOINT VENTURE

Wells OP and Wells Fund XII entered into a joint venture partnership known as the Wells Fund XII-REIT Joint Venture Partnership ("XII-REIT Joint Venture"). The investment objectives of Wells Fund XII are substantially identical to the investment objectives of Wells OP. As of December 31, 2001, the joint venture partners of the XII-REIT Joint Venture had made the following contributions and held the following equity percentage interests:

--------------------------------------------------------------
Joint Venture Partner   Capital Contribution   Equity Interest
--------------------------------------------------------------
Wells OP                     $29,950,668            55.0%
--------------------------------------------------------------
Wells Fund XII               $24,613,401            45.0%
--------------------------------------------------------------

THE WELLS FUND XI-FUND XII-REIT JOINT VENTURE

Wells OP entered into a joint venture partnership with Wells Fund XI and Wells Fund XII known as The Wells Fund XI-Fund XII-REIT Joint Venture ("XI-XII-REIT Joint Venture"). The XI-XII-REIT Joint Venture was originally formed on May 1, 1999 between Wells OP and Wells Fund XI. On June 21, 1999, Wells Fund XII was admitted to the XI-XII-REIT Joint Venture as a joint venture partner. The investment objectives of Wells Fund XI and Wells Fund XII are substantially identical to the investment objectives of Wells OP. As of December 31, 2001, the joint venture partners of the XI-XII-REIT Joint Venture had made the following contributions and held the following equity percentage interests:

--------------------------------------------------------------
Joint Venture Partner   Capital Contribution   Equity Interest
--------------------------------------------------------------
Wells OP                     $17,641,211            56.8%
--------------------------------------------------------------
Wells Fund XI                $ 8,131,351            26.1%
--------------------------------------------------------------
Wells Fund XII               $ 5,300,000            17.1%
--------------------------------------------------------------

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

Wells OP entered into a joint venture partnership with Wells Fund IX, Wells Fund X and Wells Fund XI, known as The Fund IX, Fund X, Fund XI and REIT Joint Venture ("IX-X-XI-REIT Joint Venture"). The IX-X-XI-REIT Joint Venture was originally formed on March 20, 1997 between Wells Fund IX and Wells Fund X. On June 11, 1998, Wells OP and Wells Fund XI were admitted as joint venture partners to the IX-X-XI-REIT Joint Venture. The investment objectives of Wells Fund IX, Wells Fund X and

Wells Fund XI are substantially identical to the investment objectives of Wells OP. As of December 31, 2001, the joint venture partners of the IX-X-XI-REIT Joint Venture had made the following contributions and held the following equity percentage interests:

--------------------------------------------------------------
Joint Venture Partner   Capital Contribution   Equity Interest
--------------------------------------------------------------
Wells OP                     $ 1,421,466             3.7%
--------------------------------------------------------------
Wells Fund IX                $14,982,435            39.1%
--------------------------------------------------------------
Wells Fund X                 $18,501,185            48.3%
--------------------------------------------------------------
Wells Fund XI                $ 3,357,436             8.9%
--------------------------------------------------------------

THE FREMONT JOINT VENTURE

Wells OP entered into a joint venture partnership known as Wells/Fremont Associates ("Fremont Joint Venture") with Fund X and Fund XI Associates ("X-XI Joint Venture"), a joint venture between Wells Fund X and Wells Fund XI. The purpose of the Fremont Joint Venture is the acquisition, ownership, leasing, operation, sale and management of the Fairchild Building. As of December 31, 2001, the joint venture partners of the Fremont Joint Venture had made the following contributions and held the following equity percentage interests:

--------------------------------------------------------------
Joint Venture Partner   Capital Contribution   Equity Interest
--------------------------------------------------------------
Wells OP                     $6,983,111             78.0%
--------------------------------------------------------------
X-XI Joint Venture           $2,000,000             22.0%
--------------------------------------------------------------

THE CORT JOINT VENTURE

Wells OP entered into a joint venture partnership with the X-XI Joint Venture known as Wells/Orange County Associates ("Cort Joint Venture") for the purpose of the acquisition, ownership, leasing, operation, sale and management of the Cort Furniture Building. As of December 31, 2001, the joint venture partners of the Cort Joint Venture had made the following contributions and held the following equity percentage interests:

--------------------------------------------------------------
Joint Venture Partner   Capital Contribution   Equity Interest
--------------------------------------------------------------
Wells OP                     $2,871,430             44.0%
--------------------------------------------------------------
X-XI Joint Venture           $3,695,000             56.0%
--------------------------------------------------------------

THE WELLS FUND VIII-FUND IX-REIT JOINT VENTURE

Wells OP entered into a joint venture partnership with the Fund VIII-IX Joint Venture known as the Wells Fund VIII-Fund IX-REIT Joint Venture ("VIII-IX-REIT Joint Venture") for the purpose of the ownership, leasing, operation, sale and management of the Quest Building. The investment objectives of Wells Fund VIII and Wells Fund IX are substantially identical to the investment objectives of Wells OP. As of December 31, 2001, the joint venture partners of the VIII-IX-REIT Joint Venture had made the following contributions and held the following equity percentage interests:

--------------------------------------------------------------
Joint Venture Partner   Capital Contribution   Equity Interest
--------------------------------------------------------------
Wells OP                     $1,282,111             15.8%
--------------------------------------------------------------
Wells Fund VIII              $3,608,109             46.2%
--------------------------------------------------------------
Wells Fund IX                $3,620,316             38.1%
--------------------------------------------------------------

Properties Held Directly by Wells OP

As of December 31, 2001, Wells OP owned the following 22 properties directly:

A four-story office building in Tampa, FL (the "PwC Building")
A four story office building in Harrisburg, PA (the "AT&T Pennsylvania
Building")
A two-story office building in Lake Forest, CA (the "Matsushita Building")
A two-story office building in Richmond, VA (the "Alstom Power Richmond
Building")
A two-story office assembly and manufacturing building in Wood Dale, IL (the "Marconi Building")
A five-story office building in Plano, TX (the "Cinemark Building")
A three-story office building in Tulsa, OK (the "Metris Tulsa Building")
A two-story office building in Scottsdale, AZ (the "Dial Building")
A two-story office and warehouse building in Tempe, AZ (the "ASML Building")
A two-story office building in Tempe, AZ (the "Motorola Tempe Building")
A two-story office building in Tempe, AZ (the "Avnet Building")
A three-story office building in Troy, MI (the "Delphi Building")
A three-story office building in Plainfield, NJ (the "Motorola Plainfield Building")
A nine-story office building in Minnetonka, MN (the "Metris Minnesota Building") A six-story office building in Houston, TX (the "Stone & Webster Building")
A seven-story office building in Quincy, MA (the "State Street Building")
Two one-story office buildings in Houston, TX (the "IKON Buildings")
A 14.873 acre tract of land in Irving, TX (the "Nissan Property")
A one-story office and distribution facility in Millington, TN (the "Ingram Micro Building")
A four-story office building in Cary, NC (the "Lucent Building")
A two-story office building in Tamarac, FL (the "Convergys Building")
A seven-story and an eleven-story office building in Schaumburg, IL (the "Windy Point Buildings")

Descriptions of Properties

The following table shows lease expirations during each of the next ten years for all leases in which the Company has an interest, either directly or through Wells OP's investments in joint ventures as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                                  Partnership   Percentage   Percentage
              Number                               Share of      Of Total     Of Total
  Year of       of       Square     Annualized    Annualized      Square     Annualized
   Lease      Leases      Feet      Gross Base    Gross Base       Feet      Gross Base
Expiration   Expiring   Expiring     Rent (1)       Rent (1)     Expiring      Rent
----------   --------   ---------   -----------   -----------   ----------   ----------
  2002 (2)       5         33,610   $   563,072   $    20,898       0.6%         0.7%
  2003 (3)       2         69,146     1,123,570       375,310       1.3          1.5
  2004 (4)       2        123,430     2,235,143       937,964       2.2          2.9
  2005 (5)       6        248,859     3,172,944     2,156,713       4.5          4.1
  2006 (6)       2        197,493     3,522,375     3,522,375       4.0          4.6
  2007 (7)       5        489,554     6,449,078     4,470,526       8.9          8.4
  2008 (8)       8        762,251     9,584,884     8,271,448      13.4         12.5
  2009 (9)       4        331,250     4,006,172     3,486,255       5.5          5.2
  2010 (10)      8      1,036,300    16,415,964    15,152,732      18.8         21.4
  2011 (11)      9      2,240,712    29,802,675    28,912,536      40.7         38.8
                --      ---------   -----------   -----------     -----        -----
                51      5,502,810   $76,875,877   $67,306,758     100.0%       100.0%
                ==      =========   ===========   ===========     =====        =====

     (1)  Average monthly gross rent over the life of the lease, annualized.
     (2) Expiration of five leases in the Interlocken Building totaling 33,610 square feet.

     (3) Expiration of the Cort Building lease--52,000 square feet and expiration of the ODS lease in the Interlocken Building -- 17,146 square feet.

     (4) Expiration of the Fairchild Building lease--58,424 square feet and expiration of the Quest Building lease--65,006 square feet.

     (5) Expiration of the Ohmeda Building lease--106,750 square feet, expiration of Motorola Tempe Building lease--133,225 square feet and expiration of four leases in the Windy Point Buildings - 8,884 square feet.

     (6) Expiration of Coca-Cola lease in the Cinemark Building--52,587 square feet, expiration of the Matsushita Building lease--144,906 square feet.

     (7) Expiration of the Johnson Matthey Building lease--130,000 square feet; expiration of the Alstom Power Knoxville Building lease--84,404 square feet; expiration of the Sprint Building lease--68,900 square feet; expiration of the Alstom Power Richmond Building lease--99,057 square feet; and expiration of the Delphi Building lease--107,193 square feet.

     (8) Expiration of the PWC Building lease--130,091 square feet; expiration of the Gartner Building lease--62,400 square feet; expiration of the EYBL CarTex Building lease--169,510 square feet; expiration of the Avaya Building lease--57,186 square feet; expiration of the AT&T Pennsylvania Building lease--81,859 square feet; expiration of the Dial Building lease--129,689 square feet; expiration of the SYSCO lease in the Stone & Webster Building--106,516 square feet; and expiration of the Jordan & Associates lease in the AT&T Oklahoma Buildings--25,000 square feet.

     (9) Expiration of the Iomega Building lease--108,250 square feet, expiration of the Cinemark lease in the Cinemark Building--65,521 square feet and expiration of two leases with TCI Great Lakes, Inc. in the Windy Point Buildings.

     (10) Expiration of Metris Tulsa Building lease--101,100 square feet; expiration of Avnet Building lease--132,070 square feet; expiration of Motorola Plainfield Building lease--236,710 square feet; expiration of AT&T Oklahoma Buildings lease--103,500 square feet; expiration of the Siemens Building lease--77,054 square feet; expiration of the IKON building lease--157,790 square feet; and expiration of the Global Knowledge Network, Inc. lease in the Windy Point I Building; and expiration of the Stone & Webster lease -- 206,048 square feet.

     (11) Expiration of the AmeriCredit Building lease--85,000 square feet; expiration of the ADIC Buildings lease-- 148,200 square feet; expiration of the Marconi Building lease --250,354 square feet; expiration of the Metris Minnesota Building lease -- 300,633; expiration of the State Street Building lease -- 234,668 square feet; expiration of the Ingram Micro Building lease --701,819 square feet; expiration of the Lucent Building lease--120,000 square feet; expiration of the Convergys Building lease--100,000 square feet; and expiration of the Zurich lease in the Windy Point Buildings -- 300,034 square feet.

WINDY POINT BUILDINGS

Wells OP purchased the Windy Point Buildings on December 31, 2001 for a purchase price of $89,275,000. The Windy Point Buildings, which were built in 1999 and 2001, respectively, consist of a seven-story office building containing 186,922 rentable square feet ("Windy Point I") and an eleven-story office building containing 300,000 rentable square feet ("Windy Point II") located in Schaumburg, Illinois.

The Windy Point Buildings are subject to a 20-year annexation agreement originally executed on December 12, 1995 with the Village of Schaumburg, Illinois ("Annexation Agreement"). The Annexation Agreement covers a 235-acre tract of land which includes a portion of the site of the Windy Point Buildings' parking facilities relating to the potential construction of a new eastbound on-ramp interchange for I-90. Wells OP issued a $382,556 letter of credit pursuant to the request of the Village of Schaumburg, Illinois, representing the estimated costs of demolition and restoration of constructed parking and landscaped areas and protecting pipelines in connection with the potential construction. The obligation to maintain the letter of credit will continue until the costs of demolition and restoration are paid if the project proceeds or until the Annexation Agreement expires in December 2015. If Wells OP is unable to restore the parking spaces due to structural issues related to the utilities underground, Wells OP would then be required to construct a new parking garage on the site to accommodate the parking needs of its tenants. The cost for this construction is currently estimated at approximately $3,581,000. In addition, if the interchange is constructed, Wells OP will be required to pay for its share of the costs for widening Meacham Road as part of the project, which potential obligation is currently estimated to be approximately $288,300.

The Windy Point Buildings are currently leased as follows:

--------------------------------------------------------------------------------
     Tenant             Building      Rentable Sq. Ft.   Percentage of Building
--------------------------------------------------------------------------------
TCI Great Lakes,     Windy Point I        129,157                  69%
Inc.
--------------------------------------------------------------------------------
The Apollo Group,    Windy Point I         28,322                  15%
Inc.
--------------------------------------------------------------------------------
Global Knowledge     Windy Point I         22,028                  12%
Network,Inc.
--------------------------------------------------------------------------------
Multiple Tenants     Windy Point I          8,884                   4%
--------------------------------------------------------------------------------
Zurich American      Windy Point II       300,000                 100%
Insurance Company,
Inc.
--------------------------------------------------------------------------------

TCI Great Lakes, Inc. ("TCI") occupies 129,150 rentable square feet (69%) of the Windy Point I building. The TCI lease commenced on December 1, 1999 and expires on November 30, 2009. TCI has the right to extend the initial 10-year term of its lease for two additional five-year periods at 95% of the then-current market rental rate. TCI may terminate the TCI lease on the last day of the seventh lease year by providing 12 months prior written notice and paying Wells OP a termination fee of approximately $4,119,500. The current annual base rent payable under the TCI lease is $2,067,204.

TCI is a wholly-owned subsidiary of AT&T Broadband. AT&T Broadband provides basic cable and digital television services, as well as high-speed Internet access and cable telephony, with video-on-demand and other advanced services.

The Apollo Group, Inc. ("Apollo") leases 28,322 rentable square feet (15%) of the Windy Point I building. The Apollo lease commences on April 1, 2002, and expires on June 30, 2009. Apollo has the right to extend the initial term of its lease for one additional five-year period at 95% of the then-current market rental rate. The current annual base rent payable under the Apollo lease is $357,919.

Apollo is an Arizona corporation having its corporate headquarters in Phoenix, Arizona. Apollo provides higher education programs to working adults through its subsidiaries, the University of Phoenix, Inc., the Institute for Professional Development, the College for Financial Planning Institutes Corporation and Western International University, Inc. Apollo offers educational programs and services at 58 campuses and 102 learning centers in 36 states, Puerto Rico, and Vancouver, British Columbia.

Global Knowledge Network, Inc. ("Global") leases 22,028 rentable square feet (12%) of the Windy Point I building. The Global lease commenced on May 1, 2000, and expires on April 30, 2010. Global has the right to extend the initial 10-year term of its lease for one additional five-year period at the then-current market rental rate. Wells OP has the right to terminate the Global lease on December 31, 2005 by giving Global written notice on or before April 30, 2005. The current annual base rent payable under the Global lease is $382,307.

Global is a privately held corporation with its corporate headquarters in Cary, North Carolina and international headquarters in Tokyo, London and Singapore. Global is owned by New York-based investment firm Welsh, Carson, Anderson and Stowe, a New York limited partnership which acts as a private equity investor in information services, telecommunications and healthcare. Global provides information technology education solutions and certification programs, offering more than 700 courses in more than 60 international locations and in 15 languages. Global has posted a $100,000 letter of credit as security for the Global lease.

Zurich American Insurance Company, Inc. ("Zurich") leases the entire 300,000 rentable square feet of the Windy Point II building. The Zurich lease commenced on September 1, 2001, and expires on August 31, 2011. Zurich has the right to extend the initial 10-year term of its lease for two additional five-year periods at 95% of the then-current market rental rate. The current annual base rent payable under the Zurich lease is $5,091,577.

Zurich is headquartered in Schaumburg, Illinois and is a wholly owned subsidiary of Zurich Financial Services Group ("ZFSG"). ZFSG, which has its corporate headquarters in Zurich, Switzerland, is a leading provider of financial protection and wealth accumulation solutions for some 35 million customers in over 60 countries. Zurich provides commercial property-casualty insurance and serves the multinational, middle market and small business sectors in the United States and Canada.

Zurich has the right to terminate the Zurich lease for up to 25% of the rentable square feet leased by Zurich at the end of the fifth lease year. If Zurich terminates a portion of the Zurich lease, it will be required to pay a termination fee to Wells OP equal to three months of the current monthly rent for the terminated space plus additional costs related to the space leased by Zurich. In addition, Zurich may terminate the entire Zurich lease at the end of the seventh lease year by providing Wells OP 18 months prior written notice and paying Wells OP a termination fee of approximately $8,625,000.

Convergys Building

Wells OP purchased the Convergys Building on December 21, 2001 for a purchase price of $13,255,000. The Convergys Building, which was built in 2001, is a two-story office building located in Tamarac, Florida.

The Convergys Building is leased to Convergys Customer Management Group, Inc. ("Convergys") The Convergys lease is guaranteed by Convergys' parent company, Convergys Corporation, which is an Ohio corporation traded on the New York Stock Exchange having its corporate headquarters in Cincinnati, Ohio. Convergys Corporation provides outsourced billing and customer care services in the United States, Canada, Latin America, Israel and Europe.

The current term of the Convergys lease is 10 years, which commenced on September 10, 2001 and expires on September 30, 2011. Convergys has the right to extend the initial 10-year term of this lease for three additional five-year periods at 95% of the then-current market rental rate. Convergys may terminate the Convergys lease at the end of the seventh lease year (September 30, 2008) by providing 12 months prior written notice and paying Wells OP a termination fee of approximately $1,341,000. The current annual base rent payable under the Convergys lease is $1,248,192.

ADIC Buildings

Wells Fund XIII-REIT Joint Venture purchased the ADIC Buildings and an undeveloped 3.43 acre tract of land adjacent to the ADIC Buildings (the "Additional ADIC Land") on December 21, 2001 for a purchase price of $12,954,213. The ADIC Buildings, which were built in 2001, consist of two connected one-story office and assembly buildings, containing 148,200 rentable square feet located in Parker, Colorado.

The ADIC Buildings are currently leased to Advanced Digital Information Corporation ("ADIC"), which lease does not include the Additional ADIC Land. ADIC is a Washington corporation traded on NASDAQ having its corporate headquarters in Redmond, Washington and regional management centers in Englewood, Colorado; Bohmenkirch, Germany; and Paris, France. ADIC manufactures data storage systems and specialized storage management software and distributes these products through its relationships with original equipment manufacturers such as IBM, Sony, Fujitsu, Siemens and Hewlett-Packard.

The current term of the ADIC lease is 10 years, which commenced on December 15, 2001, and expires on December 31, 2011. ADIC has the right to extend the term of its lease for two additional five-year periods at the then-current fair market rental rate for the first year of each five-year extension. The annual base rent will increase 2.5% for each subsequent year of each five-year extension. The current annual base rent payable under the ADIC lease is $1,222,683.

Lucent Building

Wells OP purchased the Lucent Building from Lucent Technologies, Inc. ("Lucent") in a sale-lease back transaction on September 28, 2001 for a purchase price of $17,650,000. The Lucent Building, which was built in 1999, is a four-story office building with 120,000 rentable square feet, which includes a 17.34 acre undeveloped tract of land, located in Cary, North Carolina.

The Lucent Building is leased to Lucent, which is traded on the New York Stock Exchange and has its corporate headquarters in Murray Hill, New Jersey. Lucent designs, develops and manufactures communications systems, software and other products.

The current term of the Lucent lease is 10 years, which commenced on September 28, 2001, and expires on September 30, 2011. Lucent has the right to extend the term of this lease for three additional five-year periods at the then-current fair market rental rate, upon 12 months prior written notice. The current annual base rent payable under the Lucent lease is $1,800,000. The average effective annual rental rate per square foot at the Lucent Building was $16.53 for 2001, the first year of ownership.

Ingram Micro Building

On September 27, 2001, Wells OP acquired a ground leasehold interest in a 701,819 square foot distribution facility located in Millington, Tennessee, pursuant to a Bond Real Property Lease dated as of December 20, 1995 ("Bond Lease"). The ground leasehold interest under the Bond Lease, along with the Bond and the Bond Deed of Trust, were purchased from Ingram Micro L.P. ("Ingram") in a sale-lease back transaction for a purchase price of $21,050,000. The Bond Lease expires on December 31, 2026. Construction on the Ingram Micro Building was completed in 1997.

Fee simple title to the land upon which the Ingram Micro Building is located is held by the Industrial Development Board of the City of Millington, Tennessee ("Industrial Development Board"), which originally entered into the Bond Lease with Lease Plan North America, Inc. ("Lease Plan"). The Industrial Development Board issued an Industrial Development Revenue Note Ingram Micro L.P. Series 1995 ("Bond") in a principal amount of $22,000,000 to Lease Plan in order to finance the construction of the Ingram Micro Building. The Bond is secured by a Fee Construction Mortgage Deed of Trust and Assignment of Rents and Leases ("Bond Deed of Trust") executed by the Industrial Development Board for the benefit of Lease Plan. Lease Plan assigned to Ingram its ground leasehold interest in the Ingram Micro Building under the Bond Lease. Lease Plan also assigned all of its rights and interest in the Bond and the Bond Deed of Trust to Ingram.

Wells OP also acquired the Bond and the Bond Deed of Trust from Ingram at closing. Beginning in 2006, Wells OP has the option under the Bond Lease to purchase the land underlying the Ingram Micro Building from the Industrial Development Board for $100 plus satisfaction of the indebtedness evidenced by the Bond which, as set forth above, was acquired and is currently held by Wells OP.

Ingram Micro, Inc. ("Micro") is the general partner of Ingram and a guarantor on the Ingram lease. Micro is traded on the New York Stock Exchange and has its corporate headquarters in Santa Ana, California. Micro provides technology products and supply chain management services through wholesale distribution. It targets three different market segments, including corporate resellers, direct and consumer marketers, and value-added resellers. Micro's worldwide business consists of approximately 14,000 associates and operations in 36 countries.

The Ingram lease has a current term of 10 years with two successive options to extend for 10 years each at an annual rate equal to the greater of (1) 95% of the then-current fair market rental rate, or (2) the annual rental payment effective for the final year of the term immediately prior to such extension. Annual rent, as determined for each extended term, is also increased by 15% beginning in the 61st month of each extended term. The current annual base rent payable for the Ingram lease is $2,035,275. The average effective annual rental rate per square foot at the Ingram Micro Building was $2.96 for 2001, the first year of ownership.

Nissan Property

Purchase of the Nissan Property. The Nissan Property is a build-to-suit property
-------------------------------
which commenced construction in January 2002 in Irving Texas. Wells OP purchased the Nissan Property on September 19, 2001 for a purchase price of $5,545,700. Wells OP obtained a construction loan in the amount of $32,400,000 from Bank of America, N.A. ("BOA"), to fund the construction of a building on the Nissan Property.

Wells OP entered into a development agreement, an architect agreement and a design and build agreement to construct a three-story office building containing 268,290 rentable square feet ("Nissan Project") on the Nissan Property.

Development Agreement. Wells OP entered into a development agreement
---------------------
("Development Agreement") with Champion Partners, Ltd., a Texas limited partnership ("Developer"), as the exclusive development manager to supervise, manage and coordinate the planning, design, construction and completion of the Nissan Project. As compensation for the services to be rendered by the Developer under the Development Agreement, Wells OP will pay a development fee of $1,250,000. The fee will be due and payable ratably as the construction and development of the Nissan Project is completed.

We anticipate that the aggregate of all costs and expenses to be incurred by Wells OP with respect to the acquisition of the Nissan Property and the planning, design, development, construction and completion of the Nissan Project will total approximately $42,259,000. Under the terms of the Development Agreement, the Developer has agreed that in the event that the total of all such costs and expenses exceeds $42,258,600, subject to certain adjustments, the amount of fees payable to the Developer shall be reduced by the amount of any such excess.

Construction Agreement. Wells OP entered into a design and build construction
----------------------
agreement ("Construction Agreement") with Thos. S. Byrne, Inc. ("Contractor") for the construction of the Nissan Project. The Contractor is based in Ft. Worth, Texas and specializes in commercial, industrial and high-end residential buildings. The Contractor commenced operations in 1923 and has completed over 200 projects for a total of approximately 60 clients. The Contractor is presently engaged in the construction of over 20 projects with a total construction value of in excess of $235 million.

The Construction Agreement provides that Wells OP will pay the Contractor a maximum of $25,326,017 for the construction of the Nissan Project which includes all estimated fees and costs including the architect fees. The Contractor will be responsible for all costs of labor, materials, construction equipment and machinery necessary for completion of the Nissan Project. In addition, the Contractor will be required to secure and pay for any additional business licenses, tap fees and building permits which may be necessary for construction of the Nissan Project.

Nissan Lease. The Nissan Property is leased to Nissan Motor Acceptance
------------
Corporation ("Nissan"), a California corporation with its corporate headquarters in Torrance, California. Nissan is a wholly owned subsidiary of Nissan North

America, Inc. ("NNA"), a guarantor of Nissan's lease. NNA is a California corporation, with headquarters in Gardenia, California. NNA handles the North American business sector of its Japanese parent, Nissan Motor Company, Ltd. NNA's business activities include design, development, manufacturing and marketing of Nissan vehicles in North America. As a subsidiary of NNA, Nissan purchases retail and lease contracts from, and provides wholesale inventory and mortgage loan financing to, Nissan and Infiniti retailers.

The initial term of the Nissan lease commenced on September 19, 2001 and will extend 10 years beyond the rent commencement date. Construction on the building began in January 2002 and is expected to be completed by December 2003. The rent commencement date will occur shortly after completion. Nissan has the right to extend the initial 10-year term of this lease for an additional two years, upon written notice. Nissan also has the right to extend the lease for two additional five-year periods at 95% of the then-current market rental rate, upon written notice. The annual base rent payable for the Nissan lease beginning on the rent commencement date is expected to be $4,225,860.

IKON Buildings

Wells OP purchased the IKON Buildings on September 7, 2001 for a purchase price of $20,650,000. The IKON Buildings, which were built in 2000, consist of two one-story office buildings aggregating 157,790 rentable square feet located in Houston, Texas.

The IKON Buildings are leased to IKON Office Solutions, Inc. ("IKON"). IKON provides business communication products such as copiers and printers, as well as services such as distributed printing, facilities management, network design, e-business development, and technology training. IKON's customers include various sized businesses, professional firms and government agencies. IKON distributes products manufactured by companies such as Microsoft, IBM, Canon, Novell and Hewlett-Packard.

The current term of the IKON lease is 10 years, which commenced on May 1, 2000, and expires on April 30, 2010. IKON has the right to extend the term of this lease for two additional five-year periods at the then-current fair market rental rate. The current annual base rent payable for the IKON lease is $2,015,767. The average effective annual rental rate per square foot at the IKON Buildings was $13.40 for 2001, the first year of ownership.

State Street Building

Wells OP purchased the State Street Building on July 30, 2001 for a purchase price of $49,563,000. The State Street Building, which was built in 1990, is a seven-story office building with 234,668 rentable square feet located in Quincy, Massachusetts.

The State Street Building is leased to SSB Realty, LLC ("SSB Realty"). SSB Realty is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation ("State Street"). State Street, a guarantor of the SSB Realty lease, is a world leader in providing financial services to investment managers, corporations, public pension funds, unions, not-for-profit organizations and individuals. State Street's services range from investment research and professional investment management to trading and brokerage services to fund accounting and administration.

The current term of the SSB Realty lease is 10 years, which commenced on February 1, 2001, and expires on March 31, 2011. SSB has the right to extend the term of this lease for one additional five-year period at the then-current fair market rental rate. Pursuant to the SSB Realty lease, Wells OP is obligated to provide SSB Realty an allowance of up to approximately $2,112,000 for tenant, building and architectural improvements. The current annual base rent payable for the SSB Realty lease is $6,922,706. The average effective annual rental rate per square foot at the State Street Building was $31.24 for 2001, the first year of ownership.

AmeriCredit Building

The XIII-REIT Joint Venture purchased the AmeriCredit Building on July 16, 2001 for a purchase price of $12,500,000. The AmeriCredit Building, which was built in 2001, is a two-story office building containing 85,000 rentable square feet located in Orange Park, Florida.

The AmeriCredit Building is leased to AmeriCredit Financial Services Corporation ("AmeriCredit"). AmeriCredit is wholly-owned by and serves as the primary operating subsidiary for AmeriCredit Corp., a Texas corporation whose common stock is publicly traded on the New York Stock Exchange. AmeriCredit Corp. is the guarantor of the lease. AmeriCredit is the world's largest independent middle-market automobile finance company. AmeriCredit purchases loans made by franchised and select independent dealers to consumers buying late model used and, to a lesser extent, new automobiles.

The initial term of the AmeriCredit lease is 10 years which commenced in June 2001 and expires in May 2011. AmeriCredit has the right to extend the AmeriCredit lease for two additional five-year periods of time. Each extension option must be exercised by giving written notice to the landlord at least 12 months prior to the expiration date of the then-current lease term. The monthly base rent payable for each extended term of the AmeriCredit lease will be equal to 95% of the then-current market rate. The AmeriCredit lease contains a termination option which may be exercised by AmeriCredit effective as of the end of the seventh lease year and requires AmeriCredit to pay the joint venture a termination payment estimated at approximately $1.9 million. AmeriCredit also has an expansion option for an additional 15,000 square feet of office space and 120 parking spaces. AmeriCredit may exercise this expansion option at any time during the first seven lease years. The current annual base rent payable under the AmeriCredit lease is $1,201,050. The average effective annual rental rate per square foot at the AmeriCredit Building was $17.03 for 2001, the first year of ownership.

Comdata Building

The XII-REIT Joint Venture purchased the Comdata Building on May 15, 2001 for a purchase price of $24,950,000. The Comdata Building, which was built in 1989 and expanded in 1997, is a three-story office building containing 201,237 rentable square feet located in Brentwood, Tennessee.

The Comdata Building is leased to Comdata Network, Inc. ("Comdata"). Comdata is a leading provider of transaction processing and information services to the transportation and other industries. Comdata provides trucking companies with fuel cards, electronic cash access, permit and licensing services, routing software, driver relationship services and vehicle escorts, among other services. Comdata provides these services to over 400,000 drivers, 7,000 truck stop service centers and 500 terminal fueling locations. Ceridian Corporation, the lease guarantor, is one of North America's leading information services companies that serves the human resources and transportation markets. Ceridian and its subsidiaries generate, process and distribute data for customers and help customers develop systems plans and software to perform these functions internally.

The Comdata lease commenced on April 1, 1997, and the current term expires on May 31, 2016. Comdata has the right to extend the Comdata lease for one additional five-year period of time at a rate equal to the greater of the base rent of the final year of the initial term or 90% of the then-current fair market rental rate. The current annual base rent payable for the Comdata lease is $2,398,672. The average effective annual rental per square foot at the Comdata Building was $12.47 for 2001, the first year of ownership.

AT&T Oklahoma Buildings

The XII-REIT Joint Venture purchased the AT&T Oklahoma Buildings on December 28, 2000 for a purchase price of $15,300,000. The AT&T Oklahoma Buildings, which were built in 1998 and 2000, respectively, consist of a one-story office building and a two-story office building, connected by a mutual hallway, containing an aggregate of 128,500 rentable square feet in Oklahoma City, Oklahoma.

AT&T Corp. ("AT&T") leases the entire 78,500 rentable square feet of the two-story office building and 25,000 rentable square feet of the one-story office building. AT&T is among the world's leading voice and data communications companies, serving consumers, businesses and governments worldwide. AT&T has one of the largest digital wireless networks in North America and is one of the leading suppliers of data and internet services for businesses. In addition, AT&T offers outsourcing, consulting and networking-integration to large businesses and is one of the largest direct internet access service providers for consumers in the United States.

The AT&T lease commenced on April 1, 2000, and the initial term expires on November 30, 2010. AT&T has the right to extend the AT&T lease for two additional five-year periods of time at the then-current fair market rental rate. AT&T has a right of first offer to lease the remainder of the space in the one-story office building currently occupied by Jordan Associates, Inc. ("Jordan"), if Jordan vacates the premises. The current annual base rent payable for the AT&T lease is $1,242,000.

Jordan Associates, Inc. ("Jordan") leases the remaining 25,000 rentable square feet contained in the one-story office building. Jordan provides businesses with advertising and related services including public relations, research, direct marketing and sales promotion. Through this corporate office and other offices in Tulsa, St. Louis, Indianapolis and Wausau, Wisconsin, Jordan provides services to major clients such as Bank One, Oklahoma, N.A., BlueCross & BlueShield of Oklahoma, Kraft Food Services, Inc., Logix Communications and the American Dental Association.

The Jordan lease commenced on April 1, 1998, and the initial term expires on March 31, 2008. Jordan has the right to extend the Jordan lease for one additional five-year period of time at the then-current fair market rental rate. The current annual base rent payable for the Jordan lease is $294,500.

The average effective annual rental rate per square foot at the AT&T Oklahoma Buildings was $15.86 for 2001, the first year of ownership.

Metris Minnesota Building

Wells OP purchased the Metris Minnesota Building on December 21, 2000 for a purchase price of $52,800,000. The Metris Minnesota Building, which was built in 2000, is a nine-story office building with 300,633 rentable square feet located in Minnetonka, Minnesota.

The Metris Minnesota Building is Phase II of a two-phase office complex known as Crescent Ridge Corporate Center in Minnetonka, Minnesota, which is a western suburb of Minneapolis. Phase I of Crescent Ridge Corporate Center is an eight-story multi-tenant building which is connected to the Metris Minnesota Building by a single-story restaurant link building. Neither Phase I of Crescent Ridge Corporate Center nor the connecting restaurant are owned by Wells OP.

The Metris Minnesota Building is leased to Metris Direct, Inc. ("Metris") as its corporate headquarters. Metris is a principal subsidiary of Metris Companies, Inc. ("Metris Companies"), a publicly traded company listed on the New York Stock Exchange ("symbol MXT") which has guaranteed the Metris lease. Metris Companies is an information-based direct marketer of consumer credit products and fee-based services primarily to moderate income consumers. Metris Companies consumer credit products are primarily unsecured credit cards issued by its subsidiary, Direct Merchants Credit Card Bank.

The Metris lease commenced on September 1, 2000 and expires on December 31, 2011. Metris has the right to renew the Metris lease for an additional five-year term at fair market rent, but in no event less than the basic rent payable in the immediately preceding period. In addition, Metris is required to pay annual parking and storage fees of $132,384 through December 2006 and $164,052 payable on a monthly basis for the remainder of the lease term. The current annual base rent payable for the Metris lease is $4,960,445. The average effective annual rental rate per square foot at the Metris Minnesota Building was $18.17 for 2001 and $17.89 for 2000, the first year of ownership.

Stone & Webster Building

Wells OP purchased the Stone & Webster Building on December 21, 2000 for a purchase price of $44,970,000. The Stone & Webster Building, which was built in 1994, is a six-story office building with 312,564 rentable square feet located in Houston, Texas. In addition, the site includes 4.34 acres of unencumbered land available for expansion.

Stone & Webster is a full-service engineering and construction company offering managerial and technical resources for solving complex energy, environmental, infrastructure and industrial challenges. Stone & Webster, which was founded in 1889 as an electrical testing laboratory and consulting firm, has evolved into a global organization employing more than 5,000 people worldwide. The Stone & Webster lease is guaranteed by The Shaw Group, Inc., the parent company of Stone & Webster. Shaw Group is the largest supplier of fabricated piping systems and services in the world. Shaw Group distinguishes itself by offering comprehensive solutions consisting of integrated engineering and design, pipe fabrication, construction and maintenance services and the manufacture of specialty pipe fittings and supports to the power generation, crude oil refining, chemical and petrochemical processing and oil and gas exploration and production industries.

The current term of the Stone & Webster lease is 10 years, which commenced on December 21, 2000, and expires on December 20, 2010. Stone & Webster has the right to extend the Stone & Webster lease for two additional five-year periods of time for a base rent equal to the greater of (1) rent for the immediately preceding lease year, or (2) the then-current fair market rental value. The current annual base rent payable for the Stone & Webster lease is $4,533,056.

SYSCO is the largest marketer and distributor of foodservice products in North America. SYSCO operates from 101 distribution facilities and provides its products and services to about 356,000 restaurants and other users across the United States and portions of Canada.

The current term of the SYSCO lease is 10 years, which commenced on October 1, 1998 and expires on September 30, 2008. The current annual base rent payable for the SYSCO lease is $2,130,320.

The average effective annual rental rate per square foot at the Stone & Webster Building was $22.41 for 2001 and $22.56 for 2000, the first year of ownership.

Motorola Plainfield Building

Wells OP purchased the Motorola Plainfield Building on November 1, 2000 for a purchase price of $33,648,156. The Motorola Plainfield Building, which was built in 1976, is a three-story office building containing 236,710 rentable square feet located in Plainfield, New Jersey.

The Motorola Plainfield Building is leased to Motorola. Motorola is a global leader in providing integrated communications solutions and embedded electronic solutions, including software-enhanced wireless telephones, two-way radios and digital and analog systems and set-top terminals for broadband cable television operators.

The initial term of the Motorola lease is 10 years which commenced on November 1, 2000 and expires on October 31, 2010. Motorola has the right to extend the Motorola lease for two additional five-year periods of time for a base rent equal to the greater of (1) base rent for the immediately preceding lease year, or (2) 95% of the then-current "fair market rental rate." The current annual base rent payable for the Motorola lease is $3,324,428. The average effective annual rental rate per square foot at the Motorola-Plainfield Building was $14.54 for 2001 and 2000, the first year of ownership.

The Motorola lease grants Motorola a right of first refusal to purchase the Motorola Plainfield Building if Wells OP attempts to sell the property during the term of the lease. Additionally, Motorola has an expansion right for an additional 143,000 rentable square feet. Upon completion of the expansion, the term of the Motorola lease shall be extended an additional 10 years after Motorola occupies the expansion space. The base rent for the expansion space shall be determined by the construction costs and fees for the expansion. The base rent for the original building for the extended 10-year period shall be the greater of (1) the then-current base rent, or (2) 95% of the then-current "fair market rental rate."

Quest Building

The VIII-IX Joint Venture purchased the Quest Building on January 10, 1997 for a purchase price of $7,193,000. On July 1, 2000, the VIII - IX Joint Venture contributed the Quest Building to the VIII-IX-REIT Joint Venture. The Quest Building, which was built in 1984 and refurbished in 1996, is a two-story office building containing 65,006 rentable square feet located in Irvine, California.

The Quest Building is currently leased to Quest Software, Inc. ("Quest"). Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients. Quest was established in April 1987 to develop and market software products to help insure uninterrupted, high performance access to enterprise and custom computing applications and databases.

The initial term of the Quest lease is 42 months which commenced on June 9, 2000 and expires on December 31, 2003. The annual base rent payable for the remaining portion of the initial lease term is $1,287,119. Quest has the right to extend the lease for two additional one-year periods of time at an annual base rent of $1,365,126. The average effective rental rate per square foot at the Quest Building was $18.58 for 2001, $13.72 for 2000, and $10.11 for 1999, the first year of ownership.

Delphi Building

Wells OP purchased the Delphi Building on June 29, 2000 for a purchase price of $19,800,000. The Delphi Building, which was built in 2000, is a three-story office building containing 107,193 rentable square feet located in Troy, Michigan.

The Delphi Building is leased to Delphi Automotive Systems LLC ("Delphi LLC"). Delphi LLC is a wholly-owned subsidiary of Delphi Automotive Systems Corporation ("Delphi"), formally the Automotive Components Group of General Motors, which was spun off from General Motors in May 1999. Delphi is the world's largest automotive components supplier and sells its products to almost every major manufacturer of light vehicles in the world.

The initial term of the Delphi lease is seven years which commenced on May 1, 2000 and expires on April 30, 2007. Delphi LLC has the right to extend the Delphi lease for two additional five-year periods of time at 95% of the then-current fair market rental rate. The current annual base rent payable for the Delphi lease is $1,955,524. The average effective annual rental rate per square foot at the Delphi Building was $17.58 for 2001 and $17.11 for 2000, the first year of ownership.

Avnet Building

Wells OP purchased the Avnet Building on June 12, 2000 for a purchase price of $13,250,000. The Avnet Building, which was built in 2000, is a two-story office building containing 132,070 rentable square feet located in Tempe, Arizona. The Avnet Building is subject to a first priority mortgage in favor of SouthTrust Bank, N.A. ("SouthTrust") securing a SouthTrust Line of Credit.

The Avnet Building is leased to Avnet, Inc. ("Avnet"). Avnet is a Fortune 300 company and one of the world's largest industrial distributors of electronic components and computer products, including microprocessors, semi-conductors and electromechanical devices, serving customers in 60 countries. Additionally, Avnet sells products of more than 100 of the world's leading component manufacturers to customers around the world.

The initial term of the Avnet lease is 10 years which commenced on May 1, 2000 and expires on April 30, 2010. Avnet has the right to extend the Avnet lease for two additional five-year periods of time. The yearly rent payable for the first three years of each extension period will be at the current fair market rental rate at the end of the preceding term. The yearly rent payable for the fourth and fifth years of each extension period will be the current fair market rental rate at the end of the preceding term multiplied by a factor of 1.093. The current annual base rent payable for the Avnet lease is $1,516,164.

Avnet has a right of first refusal to purchase the Avnet Building if Wells OP attempts to sell the Avnet Building. Avnet also has an expansion option. Wells OP has the option to undertake the expansion or allow Avnet to undertake the expansion at its own expense, subject to certain terms and conditions.

The Avnet ground lease commenced on April 5, 1999 and expires on September 30, 2083. Wells OP has the right to terminate the Avnet ground lease prior to the expiration of the 30th year. The current annual ground lease payment pursuant to the Avnet ground lease is $230,777. The average effective annual rental rate per square foot at the Avnet Building was $11.48 for 2001 and $11.41 for 2000, the first year of ownership.

Siemens Building

The XII-REIT Joint Venture purchased the Siemens Building on May 10, 2000 for a purchase price of $14,265,000. The Siemens Building, which was built in 2000, is a three-story office building containing 77,054 rentable square feet located in Troy, Michigan.

The Siemens Building is leased to Siemens Automotive Corporation ("Siemens"). Siemens is a subsidiary of Siemens Corporation USA, a domestic corporation which conducts the American operations of Siemens AG, the world's second largest manufacturer of electronic capital goods. Siemens, part of the worldwide Automotive Systems Group of Siemens AG, is a supplier of advanced electronic and electrical products and systems to automobile manufacturers.

The initial term of the Siemens lease is 10 years which commenced on March 3, 2000 and expires on August 31, 2010. Siemens has the right to extend the Siemens lease for two additional five-year periods of time at 95% of the then-current fair market rental rate. The current annual base rent payable for the Siemens lease is $1,374,643. The average effective annual rental rate per square foot at the Siemens Building was $19.01 for 2001 and 2000, the first year of ownership.

Siemens has a one-time right to cancel the Siemens lease effective after the 90th month of the lease term if Siemens pays a cancellation fee to the XII-REIT Joint Venture currently calculated to be approximately $1,234,160.

Motorola Tempe Building

Wells OP purchased the Motorola Tempe Building on March 29, 2000 for a purchase price of $16,000,000. The Motorola Tempe Building, which was built in 1998, is a two-story office building containing 133,225 rentable square feet in Tempe, Arizona. The Motorola Tempe Building is subject to a first priority mortgage in favor of SouthTrust securing a SouthTrust line of credit.

The Motorola Tempe Building is leased to Motorola, Inc. ("Motorola"). The Motorola Tempe Building is occupied by Motorola's Satellite Communications Division ("SATCOM"). SATCOM is a worldwide developer and manufacturer of space and ground communications equipment and systems. SATCOM is the prime contractor for the Iridium System and is primarily engaged in computer design and development functions.

The initial term of the Motorola lease is seven years which commenced on August 17, 1998 and expires on August 31, 2005. Motorola has the right to extend the Motorola lease for four additional five-year periods of time at the then-prevailing market rental rate. The current annual rent payable under the Motorola lease is $2,054,329. The average effective annual rental rate per square foot at the Motorola Building was $13.84 for 2001 and $13.77 for 2000, the first year of ownership.

The Motorola Tempe Building is subject to a ground lease which commenced November 19, 1997 and expires on December 31, 2082. Wells OP has the right to terminate the Motorola ground lease prior to the expiration of the 30th year and prior to the expiration of each subsequent 10-year period thereafter. The current annual ground lease payment pursuant to the Motorola ground lease is $243,825.

ASML Building

Wells OP purchased the ASML Building on March 29, 2000 for a purchase price of $17,355,000. The ASML Building, which was built in 2000, is a two-story office and warehouse building containing 95,133 rentable square feet located in Tempe, Arizona.

The ASML Building is leased to ASM Lithography, Inc. ("ASML"). ASML is a wholly-owned subsidiary of ASM Lithography Holdings NV ("ASML Holdings"), a Dutch multi-national corporation that supplies lithography systems used for printing integrated circuit designs onto very thin disks of silicon, commonly referred to as wafers. These systems are supplied to integrated circuit manufacturers throughout the United States, Asia and Western Europe.

The initial term of the ASML lease is 15 years which commenced on June 4, 1998 and expires on June 30, 2013. The current annual base rent payable under the ASML lease is $1,927,788. ASML has an expansion option which allows ASML the ability to expand the building into at least an additional 30,000 rentable square feet, to be constructed by Wells OP. If the expansion option exercised is for less than 30,000 square feet, Wells OP may reject the exercise at its sole discretion. In the event that ASML exercises its expansion option after the first five years of the initial lease term, such lease term will be extended to 10 years from the date of such expansion. The average effective annual rental rate per square foot at the ASML Building was $20.26 for 2001 and $20.17 for 2000, the first year of ownership.

The ASML Building is subject to a ground lease which commenced on August 22, 1997 and expires on December 31, 2082. Wells OP has the right to terminate the ASML ground lease prior to the expiration of the 30th year, and prior to the expiration of each subsequent 10-year period thereafter. The current annual ground lease payment pursuant to the ASML ground lease is $186,368.

Dial Building

Wells OP purchased the Dial Building on March 29, 2000 for a purchase price of $14,250,000. The Dial Building, which was built in 1997, is a two-story office building containing 129,689 rentable square feet located in Scottsdale, Arizona. The Dial Building is subject to a first priority mortgage in favor of SouthTrust securing a SouthTrust line of credit.

The Dial Building is leased to Dial Corporation ("Dial"). Dial currently has its headquarters in the Dial Building and is one of the leading consumer product manufacturers in the United States. Dial's brands include Dial soap, Purex detergents, Renuzit air fresheners, Armour canned meats, and a variety of other leading consumer products.

The initial term of the Dial lease is 11 years which commenced on August 14, 1997 and expires on August 31, 2008. Dial has the right to extend the Dial lease for two additional five-year periods of time at 95% of the then-current fair market rental rate. The annual rent payable for the initial term of the Dial lease is $1,387,672. The average effective annual rental rate per square foot at the Dial Building was $10.70 for 2001 and $10.65 for 2000, the first year of ownership.

Metris Tulsa Building

Wells OP purchased the Metris Tulsa Building on February 11, 2000 for a purchase price of $12,700,000. The Metris Tulsa Building, which was built in 2000, is a three-story office building containing 101,100 rentable square feet located in Tulsa, Oklahoma.

The Metris Tulsa Building is leased to Metris Direct, Inc. ("Metris"). See the property description for the Metris Minnesota Building above for a detailed description of Metris.

The initial term of the Metris lease is 10 years which commenced on February 1, 2000 and expires on January 31, 2010. Metris has the right to extend the Metris lease for two additional five-year periods of time. The monthly base rent payable for the renewal terms of the Metris lease shall be equal to the then-current market rate. The current annual base rent payable for the Metris lease is $1,187,925. The average effective annual rental rate per square foot at the Metris Tulsa Building was $11.75 for 2001 and 2000, the first year of ownership.

Cinemark Building

Wells OP purchased the Cinemark Building on December 21, 1999 for a purchase price of $21,800,000. The Cinemark Building, which was built in 1999, is a five-story office building containing 118,108 rentable square feet located in Plano, Texas.

The entire 118,108 rentable square feet of the Cinemark Building is currently leased to two tenants. Cinemark USA, Inc. ("Cinemark") occupies 65,521 rentable square feet (56%) of the Cinemark Building, and The Coca-Cola Company ("Coca-Cola") occupies the remaining 52,587 (44%) rentable square feet of the Cinemark Building.

Cinemark, a privately owned company, is one of the largest motion picture exhibitors in North and South America. Cinemark currently operates in excess of 2,575 screens in 32 states within the United States and internationally in countries such as Argentina, Brazil, Canada, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Nicaragua, Mexico and Peru.

The initial term of the Cinemark lease is 10 years which commenced on December 21, 1999 and expires on December 20, 2009. Cinemark has the right to extend the Cinemark lease for two additional five-year periods of time. The monthly base rent payable for the second renewal term of the Cinemark lease shall be equal to 95% of the then-current market rate. Cinemark shall have a right of first refusal to lease any of the remaining rentable area of the Cinemark Building which subsequently becomes vacant. The current annual base rent payable for the Cinemark lease is $1,366,491.

Coca-Cola is the global soft-drink industry leader with world headquarters in Atlanta, Georgia. Coca-Cola manufactures and sells syrups, concentrates and beverage bases for Coca-Cola, the company's flagship brand, and over 160 other soft drink brands in nearly 200 countries around the world.

The initial term of the Coca-Cola lease is seven years, which commenced on December 1, 1999 and expires on November 30, 2006. Coca-Cola has the right to extend the lease for two additional five-year periods of time. The current annual base rent payable for the Coca-Cola lease is $1,354,184. The average effective annual rental rate per square foot at the Cinemark Building was $22.67 for 2001 and $22.16 for 2000, the first year of ownership.

Gartner Building

The XI-XII-REIT Joint Venture purchased the Gartner Building on September 20, 1999 for a purchase price of $8,320,000. The Gartner Building, which was built in 1998, is a two-story office building containing 62,400 rentable square feet located in Fort Myers, Florida.

The Gartner Building is currently leased to The Gartner Group, Inc. ("Gartner"). The Gartner Building will be occupied by Gartner's Financial Services Division. Gartner is one of the world's leading independent providers of research and analysis related to information and technology solutions. Gartner has over 80 locations worldwide and over 12,000 clients.

The initial term of the Gartner lease is ten years which commenced on February 1, 1998 and expires on January 31, 2008. Gartner has the right to extend the lease for two additional five-year periods of time. The current annual base rent payable for the Gartner lease is $830,668. The average effective annual rental rate per square foot at the Gartner Building was $13.68 for 2001, 2000, and 1999, the first year of ownership.

The monthly base rent payable for each extended term of the lease will be equal to the lesser of (1) the prior rate increased by 2.5%, or (2) 95% of the then-current market rate.

Marconi Building

Wells OP purchased the Marconi Building on September 10, 1999 for a purchase price of $32,630,940. The Marconi Building, which was built in 1991, is a two-story office, assembly and manufacturing building containing 250,354 rentable square located in Wood Dale, Illinois.

The Marconi Building is leased to Marconi Data Systems, Inc. Marconi Data Systems, Inc. ("Marconi") is the world's leading producer of state-of-the-art industrial ink jet marking and coding products. The Marconi lease is guaranteed by GEC Incorporated, a wholly-owned subsidiary of Marconi, p.l.c. (formerly known as "General Electric Company, p.l.c."), a publicly traded United Kingdom corporation that ranks among the largest electronic system and equipment manufacturers in the world.

The initial term of the Marconi lease is 20 years which commenced in November 1991 and expires in November 2011. Marconi has the right to extend the Marconi lease for one additional five-year period of time. The current annual base rent payable for the Marconi lease is $3,376,746. The average effective annual rental rate per square foot at the Marconi Building was $13.23 for 2001 and $13.18 for 2000 and 1999, the first year of ownership.

Johnson Matthey Building

The XI-XII-REIT Joint Venture purchased the Johnson Matthey Building on August 17, 1999 for a purchase price of $8,000,000. The Johnson Matthey Building, which was built in 1973 and refurbished in 1998, is a 130,000 square foot research and development, office and warehouse building located in Tredyffrin Township, Chester County, Pennsylvania.

The Johnson Matthey Building is currently leased to Johnson Matthey, Inc. ("Johnson Matthey"). Johnson Matthey is a wholly-owned subsidiary of Johnson Matthey, PLC of the United Kingdom, a world leader in advanced materials technology. Johnson Matthey, PLC is a publicly traded company that is over 175 years old, has operations in 38 countries and employs 12,000 people.

The lease term of the Johnson Matthey lease is 10 years which commenced in July 1998 and expires in June 2007. Johnson Matthey has the right to extend the lease for two additional three-year periods of time. The monthly base rent payable for each extension term will be equal to the fair market rent. Johnson Matthey has a right of first refusal to purchase the Johnson Matthey Building in the event that the XI-XII-REIT Joint Venture desires to sell the building to an unrelated third-party. The current annual base rent payable under the Johnson Matthey lease is $828,750. The average effective annual rental rate per square foot at the Johnson Matthey Building was $6.67 for 2001, 2000, and 1999, the first year of ownership.

Alstom Power Richmond Building

Wells REIT, LLC - VA I ("Wells LLC - VA"), a limited liability company wholly-owned by Wells OP, purchased a 7.49 acre tract of land on July 22, 1999 for a purchase price of $936,250 and completed construction of the Alstom Power Richmond Building at an aggregate cost of approximately $11,400,000, including the cost of the land. The Alstom Power Richmond Building, which was built in 2000, is a four-story brick office building containing 99,057 gross square feet located in Midlothian, Virginia.

Wells OP originally obtained a construction loan from SouthTrust in the maximum principal amount of $9,280,000 to fund the development and construction of the Alstom Power Richmond Building. This loan, which is more specifically detailed in the "Real Estate Loans" section of this prospectus, was converted to a line of credit and is secured by a first priority mortgage against the Alstom Power Richmond Building, an assignment of the landlord's interest in the Alstom Power Richmond lease and a $4,000,000 letter of credit issued by Unibank.

The Alstom Power Richmond Building is leased to Alstom Power, Inc. ("Alstom Power"). Alstom Power is the result of the December 30, 1999, merger between ABB Power Generation, Inc. and ABB Alstom Power, Inc.

The initial term of the Alstom Power Richmond lease is seven years which commenced on July 24, 2000 and expires on July 23, 2007. Alstom Power has the right to extend the lease for two additional five-year periods of time. The monthly base rent payable for each extended term of the Alstom Power lease will be equal to the then-current "Market Rate". The current annual base rent payable for the Alstom Power lease is $1,243,657. The average effective annual rental rate per square foot at the Alstom Power-Richmond Building was $12.92 for 2001 and $13.53 for 2000, the first year of ownership.

Alstom Power has a one-time option to terminate the Alstom Power lease as to a portion of the premises containing between 24,500 and 25,500 rentable square feet as of the fifth anniversary of the rental commencement date and Alstom Power will be required to pay a termination fee equal to six times the sum of the next due installments of rent plus the unamortized portions of the base improvement allowance, additional allowance and broker commission, each being amortized in equal monthly installments of principal and interest over the initial term of the lease at an annual rate of 10%.

Sprint Building

The XI-XII-REIT Joint Venture purchased the Sprint Building on July 2, 1999 for a purchase price of $9,500,000. The Sprint Building, which was built in 1992, is a three-story office building with 68,900 rentable square feet.

The Sprint Building is leased to Sprint Communications Company L.P. ("Sprint"). Sprint is the nation's third largest long distance phone company, which operates on an all-digital long distance telecommunications network using state-of-the-art fiber optic and electronic technology.

The initial term of the Sprint lease is 10 years which commenced in May, 1997 and expires in May 2007, subject to Sprint's right to extend the lease for two additional five-year periods of time. The annual base rent payable under the Sprint lease is $999,048 through May 18, 2002, and $1,102,404 for the remainder of the lease term. The monthly base rent payable for each extended term of the Sprint lease will be equal to 95% of the then-current market rate. The average effective annual rental rate per square foot at the Sprint Building was $15.45 for 2001, $15.44 for 2000 and 1999, the first year of ownership.

The Sprint lease contains a termination option which may be exercised by Sprint effective as of May 18, 2004 provided that Sprint has not exercised either expansion option, as described below. Sprint must provide notice to the XI-XII-REIT Joint Venture of its intent to exercise its termination option on or before August 21, 2003. If Sprint exercises its termination option, it will be required to pay the joint venture a termination payment equal to $6.53 per square foot, or $450,199.

Sprint also has an expansion option for an additional 20,000 square feet of office space. If Sprint exercises an expansion option, the XI-XII-REIT Joint Venture will be required to construct the expansion improvements in accordance with the specific drawings and plans attached as an exhibit to the Sprint lease. The joint venture will be required to fund the expansion improvements and to fund to Sprint a tenant finish allowance of $10 per square foot for the expansion space.

EYBL CarTex Building

The XI-XII-REIT Joint Venture purchased the EYBL CarTex Building on May 18, 1999 for a purchase price of $5,085,000. The EYBL CarTex Building, which was built in the 1980's, is a manufacturing and office building consisting of a total of 169,510 square feet located in Greenville, South Carolina.

The EYBL CarTex Building is leased to EYBL CarTex, Inc. ("EYBL CarTex"). EYBL CarTex produces automotive textiles for BMW, Mercedes, GM Bali, VW Mexico and Golf A4. EYBL CarTex is a wholly-owned subsidiary of EYBL International, AG, Krems/Austria. EYBL International is the world's largest producer of circular knit textile products and loop pile plushes for the automotive industry.

The initial term of the EYBL CarTex lease is 10 years which commenced in March 1998 and expires in February 2008, subject to EYBL CarTex's right to extend the lease for two additional five-year periods of time. The monthly base rent payable for each extended term of the lease will be equal to the fair market rent. In addition, EYBL CarTex has an option to purchase the EYBL CarTex Building at the expiration of the initial lease term by giving notice to the landlord by March 1, 2007. The current annual base rent payable under the EYBL CarTex lease is $550,908. The average effective annual rental rate per square foot at the EYBL CarTex Building was $3.31 for 2001, 2000 and 1999, the first year of ownership.

Matsushita Building

Wells OP completed construction of the Matsushita Building at an aggregate cost of approximately $18,431,206, including the cost of the land. The Matsushita Building, which was built in 2000, is a two-story office building containing

144,906 rentable square feet. Wells OP purchased an 8.8 acre tract of land on March 15, 1999, for a purchase price of $4,450,230.

The Matsushita Building is leased to Matsushita Avionics Systems Corporation ("Matsushita Avionics"). Matsushita Avionics is a wholly-owned subsidiary of Matsushita Electric Corporation of America ("Matsushita Electric"). Matsushita Electric, a guarantor of the Matsushita lease, is a wholly-owned subsidiary of Matsushita Electric Industrial Co., Ltd. ("Matsushita Industrial"), a Japanese company which is the world's largest consumer electronics manufacturer.

The initial term of the Matsushita lease is seven years which commenced on January 4, 2000 and expires in January 2007. Matsushita Avionics has the option to extend the initial term of the Matsushita lease for two successive five-year periods. The current annual base rent payable for the Matsushita lease is $2,005,464. The average effective annual rental rate per square foot at the Matsushita Building was $13.23 for 2001 and $12.80 for 2000, the first year of ownership.

The monthly base rent payable during the option term shall be 95% of the stated rental rate. The monthly base rent during the option term shall be adjusted upward during the option term at the beginning of the 24th and 48th month of each option term by an amount equal to 6% of the monthly base rent payable immediately preceding such period.

AT&T Pennsylvania Building

Wells OP purchased the AT&T Pennsylvania Building on February 4, 1999 for a purchase price of $12,291,200. The AT&T Pennsylvania Building, which was built in 1998, is a four-story office building containing 81,859 rentable square feet located in Harrisburg, Pennsylvania.

The AT&T Pennsylvania Building is leased to Pennsylvania Cellular Telephone Corp. ("Pennsylvania Telephone"), a subsidiary of Vanguard Cellular Systems, Inc. ("Vanguard Cellular"), and the obligations of Pennsylvania Telephone under the Vanguard Cellular lease are guaranteed by Vanguard Cellular. Vanguard Cellular is an independent operator of cellular telephone systems in the United States with over 664,000 subscribers located in 26 markets in the Mid-Atlantic, Ohio Valley and New England regions of the United States. Vanguard Cellular markets its wireless products and services under the name CellularOne, a nationally recognized brand name partially owned by Vanguard Cellular.

The initial term of the Vanguard Cellular lease is 10 years which commenced in November 1998 and expires in November 2008. Vanguard has the option to extend the initial term of the Vanguard Cellular lease for three additional five-year periods and one additional four year and 11-month period. The annual base rent for each extended term under the lease will be equal to 93% of the "fair market rent." The fair market rent shall be multiplied by the "fair market escalator" (which represents the yearly rate of increases in the fair market rent for the entire renewal term), if any. The current annual base rent payable for the Vanguard Cellular lease is $1,442,116. The average effective annual rental rate per square foot at the AT&T Pennsylvania Building was $16.65 for 2001, and $16.69 for 2000 and 1999, the first year of ownership.

In addition, the Vanguard Cellular lease contains an option to expand the premises to create additional office space of not less than 40,000 gross square feet and not more than 90,000 gross square feet, as well as additional parking to accommodate such office space. If Pennsylvania Telephone exercises its option for the expansion improvements, Wells OP will be obligated to expend the funds necessary to construct the expansion improvements. Pennsylvania Telephone may exercise its expansion option by delivering written notice to Wells OP at any time before the last business day of the 96th month of the initial term of the Vanguard Cellular lease.

PwC Building

Wells OP purchased the PwC Building on December 31, 1998 for a purchase price of $21,127,854. The PwC Building, which was built in 1998, is a four-story office building containing 130,090 rentable square feet located in Tampa, Florida. Wells OP purchased the PwC Building subject to a loan from SouthTrust.

The PwC Building is leased to PricewaterhouseCoopers ("PwC"). PwC provides a full range of business advisory services to leading global, national and local companies and to public institutions.

The initial term of the PwC lease is 10 years which commenced in December 1998 and expires in December 2008, subject to PwC's right to extend the lease for two additional five-year periods of time. The current annual base rent payable under the PwC lease is $2,093,382. The base rent escalates at the rate of 3% per year throughout the 10 year lease term. In addition, PwC is required to pay a "reserve" of $13,009 ($0.10 per square foot) as additional rent. The average effective annual rental rate per square foot at the PwC Building was $16.98 for 2001, 2000, and 1999, the first year of ownership.

The annual base rent for each renewal term under the lease will be equal to the greater of (1) 90% of the "market rent rate" for such space multiplied by the rentable area of the leased premises, or (2) 100% of the base rent paid during the last lease year of the initial term, or the then-current renewal term.

In addition, the PwC lease contains an option to expand the premises to include a second three or four-story building with an amount of square feet up to a total of 132,000 square feet which, if exercised by PwC, will require Wells OP to expend funds necessary to construct the expansion building. PwC may exercise its expansion option at any time prior to the expiration of the initial term of the PwC lease.

If PwC elects to exercise its expansion option, Wells OP will be required to expand the parking garage such that a sufficient number of parking spaces, at least equal to four parking spaces per 1,000 square feet of rentable area, is maintained. In the event that PwC elects to exercise its expansion option and Wells OP determines not to proceed with the construction of the expansion building as described above, or if Wells OP is otherwise required to construct the expansion building and fails to do so in a timely basis pursuant to the PwC lease, PwC may exercise its purchase option by giving Wells OP written notice of such exercise within 30 days after either such event. If PwC properly exercises its purchase option, PwC must simultaneously deliver a deposit in the amount of $50,000.

Fairchild Building

The Fremont Joint Venture purchased the Fairchild Building on July 21, 1998 for a purchase price of $8,900,000. The Fairchild Building, which was built in 1985, is a two-story manufacturing and office building with 58,424 rentable square feet located in Fremont, Alameda County, California.

The Fairchild Building is leased to Fairchild Technologies U.S.A., Inc. ("Fairchild"). Fairchild is a global leader in the design and manufacture of production equipment for semiconductor and compact disk manufacturing. Fairchild is a wholly-owned subsidiary of the Fairchild Corporation ("Fairchild Corp"), the largest aerospace fastener and fastening system manufacturer and one of the largest independent aerospace parts distributors in the world. The obligations of Fairchild under the Fairchild lease are guaranteed by Fairchild Corp.

The initial term of the Fairchild lease is seven years which commenced in December 1997 and expires in November 2004, subject to Fairchild's right to extend the Fairchild lease for an additional five-year period. The base rent during the first year of the extended term of the Fairchild lease, if exercised by Fairchild, shall be 95% of the then-fair market rental value of the Fairchild Building subject to the annual 3% increase adjustments. The current annual base rent payable under the Fairchild lease is $893,340. The average effective annual rental rate per square foot at the Fairchild Building was $15.46 for 2001, 2000, and 1999, the first year of ownership.

Cort Furniture Building

The Cort Joint Venture purchased the Cort Furniture Building on July 31, 1998 for a purchase price of $6,400,000. The Cort Furniture Building, which was built in 1975, is a one-story office, showroom and warehouse building with 52,000 rentable square feet located in Fountain Valley, California.

The Cort Furniture Building is leased to Cort Furniture Rental Corporation ("Cort"). Cort uses the Cort Furniture Building as its regional corporate headquarters with an attached clearance showroom and warehouse storage areas. Cort is a wholly-owned subsidiary of Cort Business Services Corporation, a New York Stock Exchange Company ("Cort Business Services"). Cort Business Services is the largest and only national provider of high-quality office and residential rental furniture and related accessories. The obligations of Cort under the Cort Furniture lease are guaranteed by Cort Business Services.

The initial term of the Cort lease is 15 years which commenced in November 1988 and expires in October 2003. Cort has an option to extend the Cort lease for an additional five-year period of time. The monthly base rent during the first year of the extended term shall be 90% of the then-fair market rental value, but will be no less than the rent in the 15th year of the Cort lease. The current annual base rent payable under the Cort lease is $834,888 for the remainder of the lease term. The average effective annual rental rate per square foot at the Cort Building was $15.30 for 2001, 2000, and 1999, the first year of ownership.

Iomega Building

Wells Fund X originally purchased the Iomega Building on April 1, 1998 for a purchase price of $5,025,000 and on July 1, 1998, contributed the Iomega Building to the IX-X-XI-REIT Joint Venture. The Iomega Building is a warehouse and office building with 108,250 rentable square feet located in Ogden City, Utah.

The Iomega Building is leased to Iomega Corporation ("Iomega"). Iomega, a New York Stock Exchange company, is a manufacturer of computer storage devices used by individuals, businesses, government and educational institutions, including "Zip" drives and disks, "Jaz" one gigabyte drives and disks, and tape backup drives and cartridges.

The initial term of the Iomega lease is 10 years which commenced in August 1996 and expires in July 2006. On March 1, 2003 and July 1, 2006, the monthly base rent payable under the Iomega lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index during the preceding 40 months; provided however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per year, compounded annually, on a cumulative basis from the beginning of the lease term. The current annual base rent payable under the Iomega lease is $659,868. The average effective annual rental rate per square foot at the Iomega Building was $6.22 for 2001 and 2000, and $5.18 for 1999, the first year of ownership.

Interlocken Building

The IX-X-XI-REIT Joint Venture purchased the Interlocken Building on March 20, 1998 for a purchase price of $8,275,000. The Interlocken Building, which was built in 1996, is a three-story multi-tenant office building with 51,974 rentable square feet located in Broomfield, Colorado. The aggregate current annual base rent payable for all tenants of the Interlocken Building is $845,810. The average effective annual rental rate per square foot at the Interlocken Building was $16.12 for 2001, $16.23 for 2000, and $15.97 for 1999, the first year of ownership.

Ohmeda Building

The IX-X-XI-REIT Joint Venture purchased the Ohmeda Building on February 13, 1998 for a purchase price of $10,325,000. The Ohmeda Building, which was built in 1988, is a two-story office building with 106,750 rentable square feet located in Louisville, Colorado.

The Ohmeda Building is leased to Ohmeda, Inc. ("Ohmeda"). Ohmeda is a medical supply firm based in Boulder, Colorado and is a worldwide leader in vascular access and hemodynamic monitoring for hospital patients. On April 13, 1998, Instrumentarium Corporation, a Finnish company, acquired the division of Ohmeda that occupies the Ohmeda Building. Instrumentarium is an international health care company concentrating on selected fields of medical technology manufacturing, marketing and distribution.

The Ohmeda lease currently expires in January 2005, subject to Ohmeda's right to extend the Ohmeda lease for two additional five-year periods of time. The current annual base rent payable under the Ohmeda lease is $1,004,520. The average effective annual rental rate per square foot at the Ohmeda Building was $9.62 for 2001, 2000, and 1999, the first year of ownership.

The Ohmeda lease contains an option to expand the premises by an amount of square feet up to a total of 200,000 square feet which, if exercised by Ohmeda, will require the IX-X-XI-REIT Joint Venture to expend funds necessary to acquire additional land, if necessary, and to construct the expansion space.

Alstom Power Knoxville Building

Wells Fund IX purchased the land and constructed the Alstom Power Knoxville Building. The Alstom Power Knoxville Building, which was built in 1997, is a three-story multi-tenant steel-framed office building containing 84,404 square feet located in Knoxville, Tennessee. Wells Fund IX contributed the Alstom Power Knoxville Building to the IX-X-XI-REIT Joint Venture on March 26, 1997 and was credited with making a $7,900,000 capital contribution.

The Alstom Power Knoxville Building is currently leased to Alstom Power, Inc. ("Alstom Power"). Alstom Power is the result of the December 30, 1999 merger between ABB Power Generation, Inc. and ABB Alstom Power, Inc.

As security for Alstom Power's obligations under its lease, Alstom Power has provided to the IX-X-XI-REIT Joint Venture an irrevocable standby letter of credit in accordance with the terms and conditions set forth in the Alstom Power Knoxville lease. The letter of credit maintained by Alstom Power is required to be in the amount of $4,000,000 until the seventh anniversary of the rental commencement date, at which time it will be reduced by $1,000,000 each year until the end of the lease term.

The current term of the Alstom Power Knoxville lease nine years and 11 months which commenced in January 1998 and expires in November 2007. The current annual base rent for the Alstom Power Knoxville lease is $1,106,520. The average effective annual rental rate per square foot at the Alstom Power Building was $13.83 for 2001, $14.05 for 2000, and $11.82 for 1999, the first year of ownership.

Alstom Power has an option to terminate the Alstom Power Knoxville lease as of the seventh anniversary of the rental commencement date. If Alstom Power elects to exercise this termination option, Alstom Power is required to pay to the IX-X-XI-REIT Joint Venture a termination payment. We currently anticipate that the termination payment required to be paid by Alstom Power in the event it exercises its option to terminate the Alstom Power Knoxville lease on the seventh anniversary would be approximately $1,800,000 based upon certain assumptions.

Avaya Building

The Avaya Building was purchased by the IX-X-XI-REIT Joint Venture on June 24, 1998 for a purchase price of $5,504,276. The Avaya Building, which was built in 1998, is a one-story office building containing 57,186 rentable square feet located in Oklahoma City, Oklahoma.

The Avaya Building is leased to Avaya, Inc. ("Avaya"), the former Enterprise Networks Group of Lucent Technologies Inc. ("Lucent Technologies"). Lucent Technologies, the former tenant, assigned the lease to Avaya on September 30, 2000. Lucent Technologies, which was not released from its obligations to pay rent under the lease, is a telecommunications company which was spun off by AT&T in April 1996.

The initial term of the Avaya lease is 10 years which commenced in January 1998 and expires in January 2008. The current annual base rent payable under the Avaya lease is $508,383. The average effective annual rental rate per square foot at the Avaya Building was $10.19 for 2001, 2000, 1999 and 1998, the first year of ownership. Under the Avaya lease, Avaya also has an option to terminate the Avaya lease on the seventh anniversary of the rental commencement date. If Avaya elects to exercise its option to terminate the Avaya lease, Avaya would be required to pay a termination payment anticipated to be approximately $1,339,000.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2002, the Company had 98,533,643 shares of common stock outstanding held by a total of 90,281 shareholders. The current offering price per share is $10. There is no established public trading mark for the Company's common stock. Under the Company's Articles of Incorporation, restrictions are imposed on the ownership and transfer of shares.

The Company will make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of its taxable income. The Company intends to make regular quarterly dividend distributions to shareholders. Dividends will be made to those shareholders who are shareholders of record as of daily record dates selected by the Directors. Dividends will be paid on a quarterly basis.

Dividend distributions made to the shareholders during 2001 and 2000 were as follows:

                                    Total
                                    Cash       Investment   Return of
Distribution for Quarter Ended   Distributed     Income      Capital
------------------------------   -----------   ----------   ---------

March 31, 2000                     2,634,251     0.106        0.069
June 30, 2000                      3,321,189     0.109        0.072
September 30, 2000                 4,477,865     0.114        0.074
December 31, 2000                  5,396,113     0.114        0.074
March 31, 2001                     6,257,805     0.135        0.053
June 30, 2001                      7,584,376     0.135        0.053
September 30, 2001                 9,706,782     0.135        0.053
December 31, 2001                 13,222,241     0.139        0.055

Distributions

The fourth quarter dividend distributions declared through December 15, for 2001 were paid to shareholders in December 2001. Dividends for the period from December 16, 2001 to year-end will be paid to shareholders in March 2002.

ITEM 6. SELECTED FINANCIAL DATA

The Company commenced active operations when it received and accepted subscriptions for a minimum of 125,000 shares on June 5, 1998.

PART II

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 2001, 2000 and 1999.

                                          2001           2000           1999
                                      ------------   ------------   ------------

Total assets                          $753,224,519   $398,550,346   $143,852,290
Total revenues                          49,308,802     23,373,206      6,495,395
Net income                              21,723,967      8,552,967      3,884,649
Net income allocated to Shareholders 21,723,967 8,552,967 3,884,649 Earning per share:
Basic and diluted                     $       0.43   $       0.40   $       0.50
Cash distributions                            0.76           0.73           0.70

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Company and notes thereto.

Forward Looking Statements

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Company, anticipated capital expenditures required to complete certain projects, amounts of anticipated cash distributions to shareholders in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in the Report, which include changes in general economic conditions, changes in real estate conditions, construction costs which may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The Company has made an election under Section 856 (c) of the Internal Revenue Code (the "Code") to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1999. As a REIT for federal income tax purposes, the Company generally will not be subject to Federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which its qualification is lost. Such an event could materially, adversely affect the Company's net income. However, management believes that the Company is organized and operates in a manner, which has enabled the Company to qualify for treatment as a REIT for federal income tax purposes during the year ended December 31, 2001. In addition, management intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

Liquidity and Capital Resources

General

During the fiscal year ended December 31, 2001, the Company received aggregate gross offering proceeds of $522,516,620 from the sale of 52,251,662 shares of its common stock. After payment of $18,143,307 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $58,387,809 in selling commissions and organization and offering expenses, and common stock redemptions of $4,137,427 pursuant to the Company's share redemption program, the Company raised net offering proceeds available for investment in properties of $441,848,077 during 2001.

As of December 31, 2001, the Company had received aggregate gross offering proceeds of approximately $837,614,690 from the sale of 83,761,469 shares of its common stock to 84,002 investors. After payment of $29,122,286 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $98,125,735 in selling commissions and organization and offering expenses, capital contributions to joint ventures and acquisitions expenditures by Wells OP of $642,106,041 in property acquisitions, and common stock redemptions of $5,550,396 pursuant to the Company's share redemption program, the Company was holding net offering proceeds of $62,711,000 available for investment in properties, as of December 31, 2001. As of February 28, 2002, the Company had received aggregate gross offering proceeds of approximately $985,336,430 from the sale of 98,533,643 shares of its common stock to 90,281 investors.

The net increase in cash and cash equivalents during 2001, as compared to 2000, is primarily the result of raising $522,516,620 in capital contributions from the sale of 52,251,662 shares of common stock, offset by the acquisition of nine properties during 2001, and the payment of acquisition and advisory fees and acquisition expenses, commissions, organization and offering costs and capital contributions to joint ventures.

As of December 31, 2001, the Company owned interests in 39 real estate properties either directly or through its interests in joint ventures. These properties are generating operating cash flow sufficient to cover the Company's operating expenses and pay dividends to shareholders. The Company pays dividends on a quarterly basis regardless of the frequency with which such distributions are declared. Dividends will be paid to investors who are shareholders as of the record dates selected by the Board of Directors. The Company currently calculates quarterly dividends based on the daily record and dividend declaration dates; thus, shareholders are entitled to receive dividends immediately upon the purchase of shares. Dividends declared during 2001 and 2000 totaled $.76 per share and $.73 per share, respectively. Although there is no assurance, management of the Company anticipates that dividend distributions to shareholders will continue in 2002 at a level at least comparable with 2001 dividend distributions.

Dividends to be distributed to the shareholders are determined by the Board of Directors and are dependent on a number of factors related to the Company, including funds available for payment of dividends, financial condition, capital expenditure requirements and annual distribution requirements in order to maintain the Company's status as a REIT under the Code. Operating cash flows are expected to increase as additional properties are added to the Company's investment portfolio.

Cash Flows From Operating Activities

The Company's net cash provided by operating activities was $42,349,342 for 2001, $7,319,639 for 2000 and $4,008,275 for 1999. The increase in net cash provided by operating activities was due primarily to the net income generated by properties acquired during 2000 and 2001.

Cash Flows Used In Investing Activities

The Company's net cash used in investing activities was $274,605,735 for 2001, $249,316,460 for 2000 and $105,394,956 for 1999. The increase in net cash used in investing activities was due primarily to investments in properties, directly and through contributions to joint ventures, and the payment of related deferred project costs.

Cash Flows From Financing Activities

The Company's net cash provided by financing activities was $303,544,260 for 2001, $243,365,318 for 2000, and $96,337,082 for 1999. The increase in net cash provided by financing activities was due primarily to the raising of additional capital offset by the repayment of notes payable. The Company raised $522,516,620 in offering proceeds for fiscal year ended December 31, 2001, as compared to $180,387,220 for fiscal year ended December 31, 2000, and $103,169,490 for fiscal year ended December 31, 1999. In addition, the Company received loan proceeds from financing secured by properties of $110,243,145 and repaid notes payable in the amount of $229,781,888 for fiscal year ended December 31, 2001.

Results of Operations

As of December 31, 2001, the Company's real estate properties were 100% leased to tenants. Gross revenues were $49,308,802 for the fiscal year ended December 31, 2001, $23,373,206 for fiscal year ended December 31, 2000 and $6,495,395 for fiscal year ended December 31, 1999. Gross revenues for the year ended December 31, 2001, 2000 and 1999 were attributable to rental income, interest income earned on funds held by the Company prior to the investment in properties, and income earned from joint ventures. The increase in revenues in 2001 was primarily attributable to the purchase of additional properties during 2000 and 2001. The purchase of additional properties also resulted in an increase in expenses which totaled $27,584,835 for the year ended December 31, 2001, $14,820,239 for the year ended December 31, 2000 and $2,610,746 for the year ended December 31, 1999. Expenses in 2001, 2000 and 1999 consisted primarily of depreciation, interest expense and management and leasing fees. The Company's net income also increased from $3,884,649 for fiscal year ended December 31, 1999 to $8,552,967 for fiscal year ended December 31, 2000 to $21,723,967 for the year ended December 31, 2001.

Property Operations

The following table summarizes the operations of the joint ventures in which Wells OP owned an interest as of December 31, 2001, 2000 and 1999:

                           Total Revenue                             Net Income                    Company's Share of Net Income
                     For Years Ended December 31              For Years Ended December 31           For Years Ended December 31
                --------------------------------------   ------------------------------------   ------------------------------------
                   2001          2000          1999         2001         2000         1999         2001         2000        1999
                -----------   -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Fund
IX-X-XI-REIT
Joint
Venture         $ 4,344,209   $ 4,388,193   $4,053,042   $2,684,837   $2,669,143   $2,172,244   $   99,649   $   99,177   $   81,501

Orange
County Joint
Venture             797,937       795,545      795,545      546,171      568,961      550,952      238,542      248,449      240,585

Fremont
Joint Venture       907,673       902,946      902,946      562,893      563,133      559,174      436,265      436,452      433,383

Fund
XI-XII-REIT
Joint Venture     3,371,067     3,349,186    1,443,503    2,064,911    2,078,556      853,073    1,172,103    1,179,848      488,500

Fund
XII-REIT
Joint Venture     4,708,467       976,865          N/A    2,611,522      614,250          N/A    1,386,877      305,060          N/A

Fund
VIII-IX-REIT
Joint Venture     1,208,724       563,049          N/A      566,840      309,893          N/A       89,779       24,887          N/A

Fund XIII-REIT
Joint Venture       706,373           N/A          N/A      356,355          N/A          N/A      297,745          N/A          N/A
                --------------------------------------------------------------------------------------------------------------------
                $16,044,450   $10,975,784   $7,195,036   $8,977,529   $6,803,936   $4,135,443   $3,720,960   $2,293,873   $1,243,969
                ===========   ===========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Subsequent Events

On January 11, 2002, Wells OP purchased a three-story office building containing approximately 157,700 rentable square feet (the "Arthur Andersen Building") on a
9.8 acre tract of land located in Sarasota County, Florida for a purchase price of $21,400,000. The Arthur Andersen Building is leased to Arthur Andersen LLP ("Andersen"). The current term of the Andersen lease is 10 years, which commenced on November 11, 1998 and expires on November 30, 2008. Andersen has the right to extend the initial 10-year term of its lease for two additional five-year periods at 90% of the ten-current market rental rate. The current annual base rent payable under the Andersen lease is $1,988,454. Andersen has the option to purchase the Arthur Andersen Building prior to the end of the fifth lease year for $23,250,000 and again at the expiration of the initial lease term for $25,148,000.

On March 6, 2002, the Board of Directors of the Company declared dividends for the second quarter of 2002 in the amount of $0.19375 per share, or a 7.75% annualized percentage return on an investment of $10.00 per share, payable to the stockholders of the Company on a daily record basis.

Funds from Operations

Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), generally means net income, computed in accordance with GAAP excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT. However, the Company's calculation of FFO, while consistent with NAREIT's definition, may not be comparable to similarly titled measures presented by other REITs. Adjusted Funds from Operations ("AFFO") is defined as FFO adjusted to exclude the effects of straight-line rent adjustments, deferred loan cost amortization and other non-cash and/or unusual items. Neither FFO nor AFFO represent cash generated from operating activities in accordance with GAAP and should not be considered as alternatives to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

The following table reflects the calculation of FFO and AFFO for the three years ended December 31, 2001, 2000, and 1999, respectively:

                                         December 31,   December 31,   December 31,
                                            2001            2000           1999
                                         ------------   ------------   ------------
FUNDS FROM OPERATIONS:
   Net income                            $ 21,723,967   $  8,552,967    $ 3,884,649
   Add:
     Depreciation of real assets           15,344,801      7,743,550      1,726,103
     Amortization of deferred leasing
        costs                                 303,347        350,991              0
     Depreciation and amortization -
       unconsolidated partnerships          3,211,828        852,968        652,167

                                         ------------   ------------   ------------
Funds from operations (FFO)                40,583,943     17,500,476      6,262,919

Adjustments:
   Loan cost amortization                     770,192        232,559          8,921
   Straight line rent                      (2,754,877)    (1,650,791)      (847,814)
   Straight line rent - unconsolidated
     partnerships                            (543,039)      (245,288)      (140,076)
Lease acquisition fees paid                         0       (152,500)             0
Lease acquisition fees paid-
     unconsolidated partnerships                    0         (8,002)          (512)
                                         ------------   ------------   ------------
   Adjusted funds from operations        $ 38,056,219   $ 15,676,454    $ 5,283,438
                                         ============   ============   ============
WEIGHTED AVERAGE SHARES:
BASIC AND DILUTED                          51,081,867     21,616,051      7,769,298
                                         ============   ============   ============

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Company from the impact of inflation. These provisions include reimbursement billings for common area maintenance charges ("CAM"), real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

Critical Accounting Policies

The Company's accounting policies have been established and conform with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Company's financial statements in Item 14(a).

Straight-Lined Rental Revenues

The Company recognizes rental income generated from all leases on real estate assets in which the Company has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as a receivable may not be realized.

Operating Cost Reimbursements

The Company generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivables not being realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Company has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the asset and from its eventual disposition, to the carrying value of them asset. In the event that the carrying amount exceeds the estimated fair market value, the Company would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Company nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

Deferred Project Costs

Wells Capital, Inc. expects to continue to fund 100% of the acquisition and advisory fees and acquisition expenses and recognize related expenses, to the extent that such costs exceed 3.5% of cumulative capital raised (subject to certain overall limitations described in the prospectus), on behalf of the Company. The Company records acquisition and advisory fees and acquisition expenses by capitalizing deferred project costs and reimbursing Wells Capital, Inc. in an amount equal to 3.5% of cumulative capital raised to date. As the Company invests its capital proceeds, deferred project costs are applied to real estate assets, either directly or through contributions to joint ventures, at an amount equal to 3.5% of each investment and depreciated over the useful lives of the respective real estate assets.

Deferred Offering Costs

Wells Capital, Inc. expects to continue to fund 100% of the organization and offering costs and recognize related expenses, to the extent that such costs exceed 3% of cumulative capital raised, on behalf of the Company. Organization and offering costs include items such as legal and accounting fees, marketing and promotional costs, and printing costs, and specifically exclude sales costs and underwriting commissions. The Company records offering costs by accruing deferred offering costs, with an offsetting liability included in due to affiliates, at an amount equal to the lesser of 3% of cumulative capital raised to date or actual costs incurred from third-parties less reimbursements paid to Wells Capital, Inc. As the actual equity is raised, the Company reverses the deferred offering costs accrual and recognizes a charge to stockholders' equity upon reimbursing Wells Capital, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on pages F-2 through F-40 of this Annual Report on Form 10-K and Schedule III beginning on page S-1 of this Annual Report on Form 10-K, all of which are hereby incorporated into this Item 8 by references.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's accountants or other reportable events during 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 26, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 26, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 26, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission for its annual stockholders' meeting to be held on June 26, 2002.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART III

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-40 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. Financial statement Schedule III

Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) The Company filed a Current Report on Form 8-K dated December 21, 2001 and an Amendment No. 1 to Current Report on Form 8-K/A dated December 21, 2001, reporting the acquisitions of the Convergys Building located in Tamarac, Florida, the ADIC Buildings located in Parker, Colorado, and the Windy Point Buildings located in Schaumburg, Illinois.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d) See (a) 2 above.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March 2002.

                                        Wells Real Estate Investment Trust, Inc.
                                        (Registrant)


                                        By: /s/Leo F. Wells, III
                                            ------------------------------------
                                            Leo F. Wells, III
                                            President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                        Title                                          Date
------------------------------   --------------------------------------------   --------------
/s/Leo F. Wells, III
------------------------------
Leo F. Wells, III                President and Director                         March 25, 2002
                                 (Principal Executive Officer)


/s/Walter W. Sessoms
------------------------------
Walter W. Sessoms                Director                                       March 25, 2002


/s/John L. Bell
------------------------------
John L. Bell                     Director                                       March 25, 2002


/s/Richard W. Carpenter
------------------------------
Richard W. Carpenter             Director                                       March 25, 2002


/s/Bud Carter
------------------------------
Bud Carter                       Director                                       March 25, 2002


/s/Donald S. Moss
------------------------------
Donald S. Moss                   Director                                       March 25, 2002


/s/Neil H. Strickland
------------------------------
Neil H. Strickland               Director                                       March 25, 2002


/s/Williams H. Keogler, Jr.
------------------------------
William H. Keogler, Jr.          Director                                       March 25, 2002


/s/Douglas P. Williams
------------------------------
Douglas P. Williams              Executive Vice President                       March 25, 2002
                                 (Principal Financial and Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                    Page
------------------------------------------------------------------------------------    ----
Independent Auditors' Report                                                             F2

Balance Sheets as of December 31, 2001 and 2000                                          F3

Statements of Income for the Years ended December 31, 2001, 2000 and1999                 F4

Statements of Shareholder's Equity for the Years Ended December 31, 2001,
 2000 and 1999                                                                           F5

Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999            F6

Notes to Financial Statements for the Years Ended December 31, 2001, 2000 and 1999       F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Investment Trust, Inc.:

We have audited the accompanying consolidated balance sheets of WELLS REAL ESTATE INVESTMENT TRUST, INC. (a Maryland corporation) AND SUBSIDIARY as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Investment Trust, Inc. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Atlanta, Georgia
January 25, 2002

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                                     2001            2000
                                                                                -------------    -------------
                                     ASSETS
REAL ESTATE ASSETS, at cost:
   Land                                                                         $  86,246,985    $  46,237,812
   Building, less accumulated depreciation of $24,814,454 and $9,469,653 at
      December 31, 2001 and 2000, respectively                                    472,383,102      287,862,655
   Construction in progress                                                         5,738,573        3,357,720
                                                                                -------------    -------------
            Total real estate assets                                              564,368,660      337,458,187

INVESTMENT IN JOINT VENTURES                                                       77,409,980       44,236,597

CASH AND CASH EQUIVALENTS                                                          75,586,168        4,298,301

INVESTMENT IN BONDS                                                                22,000,000                0

ACCOUNTS RECEIVABLE                                                                 6,003,179        3,781,034

DEFERRED PROJECT COSTS                                                              2,977,110          550,256

DUE FROM AFFILIATES                                                                 1,692,727          309,680

DEFERRED LEASE ACQUISITION COSTS                                                    1,525,199        1,890,332

DEFERRED OFFERING COSTS                                                                     0        1,291,376

PREPAID EXPENSES AND OTHER ASSETS, net                                                718,389        4,734,583
                                                                                -------------    -------------
            Total assets                                                        $ 752,281,412    $ 398,550,346
                                                                                =============    =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Notes payable                                                                $   8,124,444    $ 127,663,187

   Obligation under capital lease                                                  22,000,000                0
   Accounts payable and accrued expenses                                            8,727,473        2,166,387
   Due to affiliate                                                                 2,166,161        1,772,956
   Dividends payable                                                                1,059,026        1,025,010
   Deferred rental income                                                             661,657          381,194
                                                                                -------------    -------------
            Total liabilities                                                   $  42,738,761    $ 133,008,734
                                                                                -------------    -------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNIT HOLDER IN OPERATING PARTNERSHIP
SHAREHOLDERS' EQUITY:                                                                 200,000          200,000
   Common shares, $.01 par value; 125,000,000 shares authorized, 83,761,469 shares issued and 83,206,429 shares outstanding at December 31, 2001;
      125,000,000 shares authorized, 31,509,807 shares issued, and 31,368,510
      shares outstanding at December 31, 2000                                         837,614          315,097
   Additional paid-in capital                                                     738,236,525      275,573,339
   Cumulative distributions in excess of earnings                                 (24,181,092)      (9,133,855)
   Treasury stock, at cost, 555,040 shares at December 31, 2001 and 141,297
      shares at December 31, 2000                                                  (5,550,396)      (1,412,969)
                                                                                -------------    -------------
            Total shareholders' equity                                            709,342,651      265,341,612
                                                                                -------------    -------------
            Total liabilities and shareholders' equity                          $ 752,281,412    $ 398,550,346
                                                                                =============    =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                  2001           2000         1999
                                               -----------   -----------   -----------
REVENUES:
    Rental income                              $44,204,279   $20,505,000   $ 4,735,184
    Equity in income of joint ventures           3,720,959     2,293,873     1,243,969
    Take out fee (Note 9)                          137,500             0             0
    Interest and other income                    1,246,064       574,333       516,242
                                               -----------   -----------   -----------
                                                49,308,802    23,373,206     6,495,395
                                               -----------   -----------   -----------
EXPENSES:
    Depreciation                                15,344,801     7,743,551     1,726,103
    Interest expense                             3,411,210     3,966,902       442,029
    Amortization of deferred financing costs       770,192       232,559         8,921
    Operating costs, net of reimbursements       4,128,883       888,091       (74,666)
    Management and leasing fees                  2,507,188     1,309,974       257,744
    General and administrative                     973,785       438,953       135,144
    Legal and accounting                           448,776       240,209       115,471
                                               -----------   -----------   -----------
                                                27,584,835    14,820,239     2,610,746
                                               -----------   -----------   -----------
NET INCOME                                     $21,723,967   $ 8,552,967   $ 3,884,649
                                               ===========   ===========   ===========

EARNINGS PER SHARE:
    Basic and diluted                          $      0.43   $      0.40   $      0.50
                                               ===========   ===========   ===========

              The accompanying notes are an integral part of these
                            consolidated statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                              Cumulative
                                           Common Stock         Additional    Distributions
                                      ---------------------      Paid-In       in Excess        Retained
                                       Shares       Amount       Capital       of Earnings      Earnings
                                      ----------  ---------   -------------   -------------   ------------
BALANCE, December 31, 1998             3,154,136   $ 31,541   $  27,567,275   $   (511,163)   $    334,034

    Issuance of common stock          10,316,949    103,169     103,066,321              0               0
    Net income                                 0          0               0              0       3,884,649
    Dividends ($.70 per share)                 0          0               0     (1,346,240)     (4,218,683)
    Sales commissions and discounts            0          0      (9,801,197)             0               0
    Other offering expenses                    0          0      (3,094,111)             0               0
                                      ----------   --------   -------------   ------------    ------------
BALANCE, December 31, 1999            13,471,085    134,710     117,738,288     (1,857,403)              0

    Issuance of common stock          18,038,722    180,387     180,206,833              0               0
    Treasury stock purchased                   0          0               0              0               0
    Net income                                 0          0               0              0       8,552,967
    Dividends ($.73 per share)                 0          0               0     (7,276,452)     (8,552,967)
    Sales commissions and discounts            0          0     (17,002,554)             0               0
    Other offering expenses                    0          0      (5,369,228)             0               0
                                      ----------   --------   -------------   ------------    ------------
BALANCE, December 31, 2000            31,509,807    315,097     275,573,339     (9,133,855)              0

    Issuance of common stock          52,251,662    522,517     521,994,103              0               0
    Treasury stock purchased                   0          0               0              0               0
    Net income                                 0          0               0              0      21,723,967
    Dividends ($.76 per share)                 0          0               0    (15,047,237)    (21,723,967)
    Sales commissions and discounts            0          0     (49,246,118)             0               0
    Other offering expenses                    0          0     (10,084,799)             0               0
                                      ----------   --------   -------------   ------------    ------------
BALANCE, December 31, 2001            83,761,469   $837,614   $ 738,236,525   $(24,181,092)              0
                                      ==========   ========   =============   ============    ============
                                         Treasury Stock            Total
                                      ----------------------   Shareholders'
                                       Shares       Amount         Equity
                                      --------   -----------   -------------
BALANCE, December 31, 1998                   0             0   $  27,421,687

    Issuance of common stock                 0             0     103,169,490
    Net income                               0             0       3,884,649
    Dividends ($.70 per share)               0             0      (5,564,923)
    Sales commissions and discounts          0             0      (9,801,197)
    Other offering expenses                  0             0      (3,094,111)
                                      --------   -----------   -------------
BALANCE, December 31, 1999                   0             0     116,015,595

    Issuance of common stock                 0             0     180,387,220
    Treasury stock purchased          (141,297)   (1,412,969)     (1,412,969)
    Net income                               0             0       8,552,967
    Dividends ($.73 per share)               0             0     (15,829,419)
    Sales commissions and discounts          0             0     (17,002,554)
    Other offering expenses                  0             0      (5,369,228)
                                      --------   -----------   -------------
BALANCE, December 31, 2000            (141,297)   (1,412,969)    265,341,612

    Issuance of common stock                 0             0     522,516,620
    Treasury stock purchased          (413,743)   (4,137,427)     (4,137,427)
    Net income                               0             0      21,723,967
    Dividends ($.76 per share)               0             0     (36,771,204)
    Sales commissions and discounts          0             0     (49,246,118)
    Other offering expenses                  0             0     (10,084,799)
                                      --------   -----------   -------------
BALANCE, December 31, 2001            (555,040)  $(5,550,396)  $ 709,342,651
                                      ========   ===========   =============

        The accompanying notes are an integral part of these consolidated statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                  2001            2000           1999
                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  21,723,967   $   8,552,967   $   3,884,649
                                                              -------------   -------------   -------------
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Equity in income of joint ventures                      (3,720,959)     (2,293,873)     (1,243,969)
         Depreciation                                            15,344,801       7,743,551       1,726,103
         Amortization of deferred financing costs                   770,192         232,559           8,921
         Amortization of deferred leasing costs                     303,347         350,991               0
         Write-off of deferred lease acquisition fees                61,786               0               0
         Changes in assets and liabilities:
            Accounts receivable                                  (2,222,145)     (2,457,724)       (898,704)
            Due from affiliates                                      10,995        (435,600)              0
            Prepaid expenses and other assets, net                3,246,002      (6,826,568)        149,501
            Accounts payable and accrued expenses                 6,561,086       1,941,666          36,894
            Deferred rental income                                  280,463         144,615         236,579
            Due to affiliates                                       (10,193)        367,055         108,301
                                                              -------------   -------------   -------------
               Total adjustments                                 20,625,375      (1,233,328)        123,626
                                                              -------------   -------------   -------------
               Net cash provided by operating activities         42,349,342       7,319,639       4,008,275
                                                              -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in real estate                                   (227,933,858)   (231,518,138)    (85,514,506)
   Investment in joint ventures                                 (33,690,862)    (15,063,625)    (17,641,211)
   Deferred project costs paid                                  (17,220,446)     (6,264,098)     (3,610,967)
   Distributions received from joint ventures                     4,239,431       3,529,401       1,371,728
                                                              -------------   -------------   -------------
               Net cash used in investing activities           (274,605,735)   (249,316,460)   (105,394,956)
                                                              -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                  110,243,145     187,633,130      40,594,463
   Repayments of notes payable                                 (229,781,888)    (83,899,171)    (30,725,165)
   Dividends paid to shareholders                               (36,737,188)    (16,971,110)     (3,806,398)
   Issuance of common stock                                     522,516,620     180,387,220     103,169,490
   Treasury stock purchased                                      (4,137,427)     (1,412,969)              0
   Sales commissions paid                                       (49,246,118)    (17,002,554)     (9,801,197)
   Offering costs paid                                           (9,312,884)     (5,369,228)     (3,094,111)
                                                              -------------   -------------   -------------
               Net cash provided by financing activities        303,544,260     243,365,318      96,337,082
                                                              -------------   -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             71,287,867       1,368,497      (5,049,599)

CASH AND CASH EQUIVALENTS, beginning of year                      4,298,301       2,929,804       7,979,403
                                                              -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of year                        $  75,586,168   $   4,298,301   $   2,929,804
                                                              =============   =============   =============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
      Deferred project costs applied to real estate assets    $  14,321,416   $   5,114,279   $   3,183,239
                                                              =============   =============   =============
      Deferred project costs contributed to joint ventures    $   1,395,035   $     627,656   $     735,056
                                                              =============   =============   =============
      Deferred project costs due to affiliate                 $   1,114,140   $     191,281   $     191,783
                                                              =============   =============   =============
      Deferred offering costs due to affiliate                $           0   $   1,291,376   $     964,941
                                                              =============   =============   =============
      Reversal of deferred offering costs due to affiliate    $     964,941   $           0   $           0
                                                              =============   =============   =============
      Other offering expenses due to affiliate                $     943,107   $           0   $           0
                                                              =============   =============   =============
      Assumption of obligation under capital lease            $  22,000,000   $           0   $           0
                                                              =============   =============   =============
      Investment in bonds                                     $  22,000,000   $           0   $           0
                                                              =============   =============   =============

              The accompanying notes are an integral part of these
                            consolidated statements.
                                       F-6

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.

                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Wells Real Estate Investment Trust, Inc. (the "Company") is a Maryland corporation that qualifies as a real estate investment trust ("REIT"). The Company is conducting an offering for the sale of a maximum of 125,000,000 (exclusive of 10,000,000 shares available pursuant to the Company's dividend reinvestment program) shares of common stock, $.01 par value per share, at a price of $10 per share. The Company will seek to acquire and operate commercial properties, including, but not limited to, office buildings, shopping centers, business and industrial parks, and other commercial and industrial properties, including properties which are under construction, are newly constructed, or have been constructed and have operating histories. All such properties may be acquired, developed, and operated by the Company alone or jointly with another party. The Company is likely to enter into one or more joint ventures with affiliated entities for the acquisition of properties. In connection therewith, the Company may enter into joint ventures for the acquisition of properties with prior or future real estate limited partnership programs sponsored by Wells Capital, Inc. (the "Advisor") or its affiliates.

     Substantially all of the Company's business is conducted through Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership. During 1997, the Operating Partnership issued 20,000 limited partner units to the Advisor in exchange for $200,000. The Company is the sole general partner in the Operating Partnership and possesses full legal control and authority over the operations of the Operating Partnership; consequently, the accompanying consolidated financial statements of the Company include the accounts of the Operating Partnership. All significant intercompany balances have been eliminated in consolidation.

     The Company owns interests in the following properties directly through its ownership in the Operating Partnership: (i) the PricewaterhouseCoopers property (the "PwC Building"), a four-story office building located in Tampa, Florida; (ii) the AT&T Building, a four-story office building located in Harrisburg, Pennsylvania; (iii) the Marconi Data Systems property (the "Marconi Building"), a two-story office, assembly, and manufacturing building located in Wood Dale, Illinois; (iv) the Cinemark Property (the "Cinemark Building"), a five-story office building located in Plano, Texas; (v) the Matsushita Property (the "Matsushita Building"), a two-story office building located in Lake Forest, California; (vi) the ASML Property (the "ASML Building"), a two-story office and warehouse building located in Tempe, Arizona; (vii) the Motorola Property (the "Motorola Tempe Building"), a two-story office building located in Tempe, Arizona; (viii) the Dial Property (the "Dial Building"), a two-story office building located in Scottsdale, Arizona; (ix) the Delphi Building, a three-story office building located in Troy, Michigan; (x) the Avnet Property (the "Avnet Building"), a two-story office building located in Tempe, Arizona;
     (xi) the Metris Oklahoma Building, a three-story office building located in Tulsa, Oklahoma; (xii) the Alstom Power-Richmond Building, a four-story office building located in Richmond, Virginia; (xiii) the Motorola Plainfield Building, a three-story office building located in South Plainfield, New Jersey; (xiv) the Stone & Webster Building, a six-story office building located in Houston, Texas; (xv) the Metris Minnetonka Building, a nine-story office building located in Minnetonka, Minnesota;
     (xvi) the State Street Bank Building, a seven-story office building located in Quincy, Massachusetts; (xvii) the IKON Buildings, two one-story office buildings located in Houston, Texas; (xviii) the Ingram Micro Distribution Facility, a one-story office and warehouse building located in Millington, Tennessee; (xix) the Lucent Building, a four-story office building located in Cary, North Carolina; (xx) the Nissan land (the "Nissan Property"), a
     14.873 acre tract of undeveloped land located in Irving, Texas; (xxi) the Convergys Building, a two-story office building located in Tamarac, Florida; and (xxii) the Windy Point Buildings, a seven-story office building and an eleven-story office building located in Schaumburg, Illinois.

     The Company owns an interest in one property through a joint venture between the Operating Partnership, Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), which is referred to as the Fund VIII, IX, and REIT Joint Venture. The Company also owns interests in five properties through a joint venture between the Operating Partnership, Wells Fund IX, Wells Real Estate Fund X, L.P. ("Wells Fund X"), and Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), which is referred to as the Fund IX, Fund X, Fund XI, and REIT Joint Venture. The Company owns an interest in one property through each of two unique joint ventures between the Operating Partnership and Fund X and XI Associates, a joint venture between Wells Fund X and Wells Fund XI. In addition, the Company owns interests in four properties through a joint venture between the Operating Partnership, Wells Fund XI, and Wells Real Estate Fund XII, L.P. ("Wells Fund XII"), which is referred to as the Fund XI, XII, and REIT Joint Venture. The Company owns interests in three properties through a joint venture between the Operating Partnership and Wells Fund XII, which is referred to as the Fund XII and REIT Joint Venture. The Company also owns interests in two properties through a joint venture between the Operating Partnership and Wells Fund XIII, which is referred to as the Fund XIII and REIT Joint Venture.

     Through its investment in the Fund VIII, IX, and REIT Joint Venture, the Company owns an interest in a two-story office building in Irvine, California (the "Quest Building").

     The following properties are owned by the Company through its investment in the Fund IX, X, XI, and REIT Joint Venture: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power Building"), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"),
     (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story office and warehouse building in Ogden, Utah (the "Iomega Building"), and (v) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building").

     Through its investment in two joint ventures with Fund X and XI Associates, the Company owns interests in the following properties: (i) a one-story office and warehouse building in Fountain Valley, California (the "Cort Furniture Building"), owned by Wells/Orange County Associates and (ii) a two-story manufacturing and office building in Fremont, California (the "Fairchild Building"), owned by Wells/Fremont Associates.

     The following properties are owned by the Company through its investment in the Fund XI, XII, and REIT Joint Venture: (i) a two-story manufacturing and office building in Fountain Inn, South Carolina (the "EYBL CarTex Building"), (ii) a three-story office building Leawood, Kansas (the "Sprint Building"), (iii) an office and warehouse building in Chester County, Pennsylvania (the "Johnson Matthey Building"), and (iv) a two-story office building in Ft. Myers, Florida (the "Gartner Building").

     Through its investment in the Fund XII and REIT Joint Venture, the Company owns interests in the following properties: (i) a three-story office building in Troy, Michigan (the "Siemens Building"), (ii) a one-story office building and a two-story office building in Oklahoma City, Oklahoma (collectively referred to as the "AT&T Call Center Buildings"), and (iii) a three-story office building in Brentwood, Tennessee (the "Comdata Building").

     The following properties are owned by the Company through its investment in the Fund XIII and REIT Joint Venture: (i) a one-story office building in Orange Park, Florida (the "AmeriCredit Building"), and (ii) two connected one-story office and assembly buildings in Parker, Colorado (the "ADIC Buildings").

     Use of Estimates and Factors Affecting the Company

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Income Taxes

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT's ordinary taxable income to shareholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to federal income tax on distributed taxable income. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and real estate assets, and to federal income and excise taxes on its undistributed taxable income. No provision for federal income taxes has been made in the accompanying consolidated financial statements, as the Company made distributions equal to or in excess of its taxable income in each of the three years in the period ended December 31, 2001.

     Real Estate Assets

     Real estate assets held by the Company and joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repair and maintenance expenditures are expensed as incurred.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Company or the joint ventures as of December 31, 2001 and 2000.

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

     Earnings Per Share

     Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share, as there is no dilutive impact created from the Company's stock option plan (Note 10) using the treasury stock method.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

     Investment in Joint Ventures

          Basis of Presentation

          The Operating Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Operating Partnership's investments in joint ventures are recorded using the equity method of accounting.

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

          Deferred Lease Acquisition Costs

          Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in
          Note 5.

2.   DEFERRED PROJECT COSTS

     The Company paid a percentage of shareholder contributions to the Advisor for acquisition and advisory services and acquisition expenses. These payments, as stipulated in the prospectus, can be up to 3.5% of shareholder contributions, subject to certain overall limitations contained in the prospectus. Aggregate fees paid through December 31, 2001 were $29,122,286 and amounted to 3.5% of shareholders' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures or real estate assets. Deferred project costs at December 31, 2001 and 2000 represent fees not yet applied to properties.

3.   DEFERRED OFFERING COSTS

     Offering expenses, to the extent they exceed 3% of gross offering proceeds, will be paid by the Advisor and not by the Company. Offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses and specifically exclude sales costs and underwriting commissions.

     As of December 31, 2001, the Advisor paid offering expenses on behalf of the Company in the aggregate amount of $20,459,289, of which the Advisor had been reimbursed $18,551,241, which did not exceed the 3% limitation.

4.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2001 and 2000 represents the Operating Partnership's share of the cash to be distributed from its joint venture investments for the fourth quarter of 2001 and 2000 and advances due from the Advisor as of December 31, 2000:

                                                 2001        2000
                                              ----------   --------
     Fund VIII, IX, and REIT Joint Venture    $   46,875   $ 21,605
     Fund IX, X, XI, and REIT Joint Venture       36,073     12,781
     Wells/Orange County Associates               83,847     24,583
     Wells/Fremont Associates                    164,196     53,974
     Fund XI, XII, and REIT Joint Venture        429,980    136,648
     Fund XII and REIT Joint Venture             680,542     49,094
     Fund XIII and REIT                          251,214          0
     Advisor                                           0     10,995
                                              ----------   --------
                                              $1,692,727   $309,680
                                              ==========   ========

     The Operating Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the Advisor. In consideration for supervising the management and leasing of the Operating Partnership's properties, the Operating Partnership will pay management and leasing fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) .6% of the net asset value of the properties (excluding vacant properties) owned by the Company to Wells Management. These management and leasing fees are calculated on an annual basis plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent.

     The Operating Partnership's portion of the management and leasing fees and lease acquisition costs paid to Wells Management, both directly and at the joint venture level, were $2,468,294, $1,111,748, and $336,517 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

5.   INVESTMENT IN JOINT VENTURES

     The Operating Partnership's investment and percentage ownership in joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                                    2001                   2000
                                         ---------------------   ---------------------
                                            Amount     Percent     Amount      Percent
                                         -----------   -------   -----------   -------
Fund VIII, IX, and REIT Joint Venture    $ 1,189,067     16%     $ 1,276,551     16%
Fund IX, X, XI, and REIT Joint Venture     1,290,360      4        1,339,636      4
Wells/Orange County Associates             2,740,000     44        2,827,607     44
Wells/Fremont Associates                   6,575,358     78        6,791,287     78
Fund XI, XII, and REIT Joint Venture      17,187,985     57       17,688,615     57
Fund XII and REIT Joint Venture           30,299,872     55       14,312,901     47
Fund XIII and REIT Joint Venture          18,127,338     68                0      0
                                         -----------             -----------
                                         $77,409,980             $44,236,597
                                         ===========             ===========

The following is a roll forward of the Operating Partnership's investment in joint ventures for the years ended December 31, 2001 and 2000:

                                                      2001            2000
                                                  ------------    ------------

Investment in joint ventures, beginning of year   $ 44,236,597    $ 29,431,176
    Equity in income of joint ventures               3,720,959       2,293,873
    Contributions to joint ventures                 35,085,897      15,691,281
    Distributions from joint ventures               (5,633,473)     (3,179,733)
                                                  ------------    ------------
Investment in joint ventures, end of year         $ 77,409,980    $ 44,236,597
                                                  ============    ============

Fund VIII, IX, and REIT Joint Venture

On June 15, 2000, Fund VIII and IX Associates, a joint venture between Wells Real Estate Fund VIII, L.P. ("Fund VIII") and Wells Real Estate Fund IX, L.P. ("Fund IX"), entered into a joint venture with the Operating Partnership to form Fund VIII, IX, and REIT Joint Venture, for the purpose of acquiring, developing, operating, and selling real properties.

On July 1, 2000, Fund VIII and IX Associates contributed the Quest Building (formerly the Bake Parkway Building) to the joint venture. Fund VIII, IX, and REIT Joint Venture recorded the net assets of the Quest Building at an amount equal to the respective historical net book values. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California. During 2000, the Operating Partnership contributed $1,282,111 to the Fund VIII, IX, and REIT Joint Venture. Ownership percentage interests were recomputed accordingly.

Following are the financial statements for Fund VIII, IX, and REIT Joint
Venture:

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                 2001         2000
                                                                              ----------   ----------
                                     Assets
Real estate assets, at cost:
    Land                                                                      $2,220,993   $2,220,993
    Building and improvements, less accumulated depreciation of $649,436 in
       2001 and $187,891 in 2000                                               4,952,724    5,408,892
                                                                              ----------   ----------
              Total real estate assets                                         7,173,717    7,629,885
Cash and cash equivalents                                                        297,533      170,664
Accounts receivable                                                              164,835      197,802
Prepaid expenses and other assets, net                                           191,799      283,864
                                                                              ----------   ----------
              Total assets                                                    $7,827,884   $8,282,215
                                                                              ----------   ----------

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                          $      676   $        0
    Partnership distributions payable                                            296,856      170,664
                                                                              ----------   ----------
              Total liabilities                                                  297,532      170,664
                                                                              ----------   ----------
Partners' capital:
    Fund VIII and IX Associates                                                6,341,285    6,835,000
    Wells Operating Partnership, L.P.                                          1,189,067    1,276,551
                                                                              ----------   ----------
              Total partners' capital                                          7,530,352    8,111,551
                                                                              ----------   ----------
              Total liabilities and partners' capital                         $7,827,884   $8,282,215
                                                                              ==========   ==========

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                              Statements of Income
                    for the Year Ended December 31, 2001 and
                the Period from June 15, 2000 (Inception) Through
                                December 31, 2000

                                                         2001        2000
                                                      ----------   --------
Revenues:
    Rental income                                     $1,207,995   $563,049
    Interest income                                          729          0
                                                      ----------   --------
                                                       1,208,724    563,049
                                                      ----------   --------
Expenses:
    Depreciation                                         461,545    187,891
    Management and leasing fees                          142,735     54,395
    Property administration expenses                      22,278      5,692
    Operating costs, net of reimbursements                15,326      5,178
                                                      ----------   --------
                                                         641,884    253,156
                                                      ----------   --------
Net income                                            $  566,840   $309,893
                                                      ==========   ========

Net income allocated to Fund VIII and IX Associates   $  477,061   $285,006
                                                      ==========   ========

Net income allocated to Wells Operating
 Partnership, L.P.                                    $   89,779   $ 24,887
                                                      ==========   ========

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
                    for the Year Ended December 31, 2001 and
                the Period from June 15, 2000 (Inception) Through
                                December 31, 2000

                                      Fund VIII           Wells            Total
                                       and IX           Operating        Partners'
                                      Associates    Partnership, L.P.     Capital
                                     -----------    -----------------   -----------
Balance, June 15, 2000 (inception)   $         0       $         0      $         0
    Net income                           285,006            24,887          309,893
    Partnership contributions          6,857,889         1,282,111        8,140,000
    Partnership distributions           (307,895)          (30,447)        (338,342)
                                     -----------       -----------      -----------
Balance, December 31, 2000             6,835,000         1,276,551        8,111,551
    Net income                           477,061            89,779          566,840
    Partnership contributions                  0             5,377            5,377
    Partnership distributions           (970,776)         (182,640)      (1,153,416)
                                     -----------       -----------      -----------
Balance, December 31, 2001           $ 6,341,285       $ 1,189,067      $ 7,530,352
                                     ===========       ===========      ===========

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
                    for the Year Ended December 31, 2001 and
                the Period from June 15, 2000 (Inception) Through
                                December 31, 2000

                                                                                 2001          2000
                                                                             -----------    -----------
Cash flows from operating activities:
    Net income                                                               $   566,840    $   309,893
                                                                             -----------    -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                          461,545        187,891
           Changes in assets and liabilities:
              Accounts receivable                                                 32,967       (197,802)
              Prepaid expenses and other assets, net                              92,065       (283,864)
              Accounts payable                                                       676              0
                                                                             -----------    -----------
                 Total adjustments                                               587,253       (293,775)
                                                                             -----------    -----------
                 Net cash provided by operating activities                     1,154,093         16,118
                                                                             -----------    -----------
Cash flows from investing activities:
    Investment in real estate                                                     (5,377)      (959,887)
                                                                             -----------    -----------
Cash flows from financing activities:
    Contributions from joint venture partners                                      5,377      1,282,111
    Distributions to joint venture partners                                   (1,027,224)      (167,678)
                                                                             -----------    -----------
                 Net cash (used in) provided by financing activities          (1,021,847)     1,114,433
                                                                             -----------    -----------
Net increase in cash and cash equivalents                                        126,869        170,664
Cash and cash equivalents, beginning of period                                   170,664              0
                                                                             -----------    -----------
Cash and cash equivalents, end of year                                       $   297,533    $   170,664
                                                                             ===========    ===========

Supplemental disclosure of noncash activities:
    Real estate contribution received from joint venture partner             $         0    $ 6,857,889
                                                                             ===========    ===========

Fund IX, X, XI, and REIT Joint Venture

On March 20, 1997, Fund IX and Wells Real Estate Fund X, L.P. ("Fund X") entered into a joint venture agreement. The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, Wells Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power Building, to the Fund IX and X Associates joint venture. An 84,404-square foot, three-story building was constructed and commenced operations at the end of 1997.

On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Real Estate Fund XI, L.P. ("Fund XI") and the Operating Partnership. The joint venture was renamed the Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, known as the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund X purchased a one-story warehouse facility, known as the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX, X, XI, and REIT Joint Venture.

During 1999, Fund IX and Fund XI made contributions to the Fund IX, X, XI, and REIT Joint Venture; during 2000, Fund IX and Fund X made contributions to the Fund IX, X, XI, and REIT Joint Venture.

Following are the financial statements for the Fund IX, X, XI, and REIT Joint
Venture:

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                                 2001         2000
                                                                             -----------   -----------
Real estate assets, at cost:
    Land                                                                     $ 6,698,020   $ 6,698,020
    Building and improvements, less accumulated depreciation of $5,619,744
       in 2001 and $4,203,502 in 2000                                         27,178,526    28,594,768
                                                                             -----------   -----------
              Total real estate assets, net                                   33,876,546    35,292,788
Cash and cash equivalents                                                      1,555,917     1,500,044
Accounts receivable                                                              596,050       422,243
Prepaid expenses and other assets, net                                           439,002       487,276
                                                                             -----------   -----------
              Total assets                                                   $36,467,515   $37,702,351
                                                                             ===========   ===========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued liabilities                                 $   620,907   $   568,517
    Refundable security deposits                                                 100,336        99,279
    Due to affiliates                                                             13,238         9,595
    Partnership distributions payable                                            966,912       931,151
                                                                             -----------   -----------
              Total liabilities                                                1,701,393     1,608,542
                                                                             -----------   -----------
Partners' capital:
    Wells Real Estate Fund IX                                                 13,598,505    14,117,803
    Wells Real Estate Fund X                                                  16,803,586    17,445,277
    Wells Real Estate Fund XI                                                  3,073,671     3,191,093
    Wells Operating Partnership, L.P.                                          1,290,360     1,339,636
                                                                             -----------   -----------
              Total partners' capital                                         34,766,122    36,093,809
                                                                             -----------   -----------
              Total liabilities and partners' capital                        $36,467,515   $37,702,351
                                                                             ===========   ===========

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                2001            2000          1999
                                                             -----------    -----------    -----------
Revenues:
    Rental income                                            $ 4,174,379    $ 4,198,388    $ 3,932,962
    Other income                                                 119,828        116,129         61,312
    Interest income                                               50,002         73,676         58,768
                                                             -----------    -----------    -----------
                                                               4,344,209      4,388,193      4,053,042
                                                             -----------    -----------    -----------
Expenses:
    Depreciation                                               1,416,242      1,411,434      1,538,912
    Management and leasing fees                                  357,761        362,774        286,139
    Operating costs, net of reimbursements                      (232,601)      (133,505)       (34,684)
    Property administration expense                               91,747         57,924         59,886
    Legal and accounting                                          26,223         20,423         30,545
                                                             -----------    -----------    -----------
                                                               1,659,372      1,719,050      1,880,798
                                                             -----------    -----------    -----------
Net income                                                   $ 2,684,837    $ 2,669,143    $ 2,172,244
                                                             ===========    ===========    ===========

Net income allocated to Wells Real Estate Fund IX            $ 1,050,156    $ 1,045,094    $   850,072
                                                             ===========    ===========    ===========

Net income allocated to Wells Real Estate Fund X             $ 1,297,665    $ 1,288,629    $ 1,056,316
                                                             ===========    ===========    ===========

Net income allocated to Wells Real Estate Fund XI            $   237,367    $   236,243    $   184,355
                                                             ===========    ===========    ===========

Net income allocated to Wells Operating Partnership, L.P.    $    99,649    $    99,177    $    81,501
                                                             ===========    ===========    ===========

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                                 Wells
                                 Wells Real      Wells Real      Wells Real     Operating         Total
                                   Estate          Estate          Estate      Partnership,      Partners'
                                  Fund IX          Fund X         Fund XI          L.P.           Capital
                                ------------    ------------    -----------    ------------    ------------
Balance, December 31, 1998      $ 14,960,100    $ 18,707,139    $ 2,521,003    $ 1,443,378     $ 37,631,620
   Net income                        850,072       1,056,316        184,355         81,501        2,172,244
   Partnership contributions         198,989               0        911,027              0        1,110,016
   Partnership distributions      (1,418,535)     (1,762,586)      (307,982)      (135,995)      (3,625,098)
                                ------------    ------------    -----------    ------------    ------------
Balance, December 31, 1999        14,590,626      18,000,869      3,308,403      1,388,884       37,288,782
   Net income                      1,045,094       1,288,629        236,243         99,177        2,669,143
   Partnership contributions          46,122          84,317              0              0          130,439
   Partnership distributions      (1,564,039)     (1,928,538)      (353,553)      (148,425)      (3,994,555)
                                ------------    ------------    -----------    ------------    ------------
Balance, December 31, 2000        14,117,803      17,445,277      3,191,093      1,339,636       36,093,809
   Net income                      1,050,156       1,297,665        237,367         99,649        2,684,837
   Partnership distributions      (1,569,454)     (1,939,356)      (354,789)      (148,925)      (4,012,524)
                                ------------    ------------    -----------    ------------    ------------
Balance, December 31, 2001      $ 13,598,505    $ 16,803,586    $ 3,073,671    $ 1,290,360     $ 34,766,122
                                ============    ============    ===========    ============    ============

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                   2001            2000           1999
                                                                -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                  $ 2,684,837    $ 2,669,143    $ 2,172,244
                                                                -----------    -----------    -----------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                           1,416,242      1,411,434      1,538,912
           Changes in assets and liabilities:
              Accounts receivable                                  (173,807)       132,722       (421,708)
              Prepaid expenses and other assets, net                 48,274         39,133        (85,281)
              Accounts payable and accrued liabilities, and
                 refundable security deposits                        53,447        (37,118)       295,177
              Due to affiliates                                       3,643          3,216          1,973
                                                                -----------    -----------    -----------
                 Total adjustments                                1,347,799      1,549,387      1,329,073
                                                                -----------    -----------    -----------
                 Net cash provided by operating activities        4,032,636      4,218,530      3,501,317
                                                                -----------    -----------    -----------
Cash flows from investing activities:
    Investment in real estate                                             0       (127,661)      (930,401)
                                                                -----------    -----------    -----------
Cash flows from financing activities:
    Distributions to joint venture partners                      (3,976,763)    (3,868,138)    (3,820,491)
    Contributions received from partners                                  0        130,439      1,066,992
                                                                -----------    -----------    -----------
                 Net cash used in financing activities           (3,976,763)    (3,737,699)    (2,753,499)
                                                                -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                 55,873        353,170       (182,583)

Cash and cash equivalents, beginning of year                      1,500,044      1,146,874      1,329,457
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of year                          $ 1,555,917    $ 1,500,044    $ 1,146,874
                                                                ===========    ===========    ===========
Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture         $         0    $         0    $    43,024
                                                                ===========    ===========    ===========

Wells/Orange County Associates

On July 27, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates. On July 31, 1998, Wells/Orange County Associates acquired a 52,000-square foot warehouse and office building located in Fountain Valley, California, known as the Cort Furniture Building.

On September 1, 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Orange County Associates, which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Cort Furniture Building.

Following are the financial statements for Wells/Orange County Associates:

                         Wells/Orange County Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                  2001         2000
                                                                               ----------   ----------
                                     Assets

Real estate assets, at cost:
    Land                                                                       $2,187,501   $2,187,501
    Building, less accumulated depreciation of $651,780 in 2001 and $465,216
       in 2000                                                                  4,012,335    4,198,899
                                                                               ----------   ----------
              Total real estate assets                                          6,199,836    6,386,400
Cash and cash equivalents                                                         188,407      119,038
Accounts receivable                                                                80,803       99,154
Prepaid expenses and other assets                                                   9,426            0
                                                                               ----------   ----------
              Total assets                                                     $6,478,472   $6,604,592
                                                                               ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                           $   11,792   $    1,000
    Partnership distributions payable                                             192,042      128,227
                                                                               ----------   ----------
              Total liabilities                                                   203,834      129,227
                                                                               ----------   ----------
Partners' capital:
    Wells Operating Partnership, L.P.                                           2,740,000    2,827,607
    Fund X and XI Associates                                                    3,534,638    3,647,758
                                                                               ----------   ----------
              Total partners' capital                                           6,274,638    6,475,365
                                                                               ----------   ----------
              Total liabilities and partners' capital                          $6,478,472   $6,604,592
                                                                               ==========   ==========

                         Wells/Orange County Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                             2001       2000       1999
                                                           --------   --------   --------
Revenues:
    Rental income                                          $795,528   $795,545   $795,545
    Interest income                                           2,409          0          0
                                                           --------   --------   --------
                                                            797,937    795,545    795,545
                                                           --------   --------   --------
Expenses:
    Depreciation                                            186,564    186,564    186,565
    Management and leasing fees                              33,547     30,915     30,360
    Operating costs, net of reimbursements                   21,855      5,005     22,229
    Legal and accounting                                      9,800      4,100      5,439
                                                           --------   --------   --------
                                                            251,766    226,584    244,593
                                                           --------   --------   --------
Net income                                                 $546,171   $568,961   $550,952
                                                           ========   ========   ========

Net income allocated to Wells Operating Partnership, L.P   $238,542   $248,449   $240,585
                                                           ========   ========   ========

Net income allocated to Fund X and XI Associates           $307,629   $320,512   $310,367
                                                           ========   ========   ========

                         Wells/Orange County Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                         Wells
                                       Operating       Fund X          Total
                                     Partnership,      and XI        Partners'
                                         L.P.         Associates       Capital
                                     ------------    -----------    -----------
Balance, December 31, 1998           $ 2,958,617     $ 3,816,766    $ 6,775,383
    Net income                           240,585         310,367        550,952
    Partnership distributions           (306,090)       (394,871)      (700,961)
                                     -----------     -----------    -----------
Balance, December 31, 1999             2,893,112       3,732,262      6,625,374
    Net income                           248,449         320,512        568,961
    Partnership distributions           (313,954)       (405,016)      (718,970)
                                     -----------     -----------    -----------
Balance, December 31, 2000             2,827,607       3,647,758      6,475,365
    Net income                           238,542         307,629        546,171
    Partnership distributions           (326,149)       (420,749)      (746,898)
                                     -----------     -----------    -----------
Balance, December 31, 2001           $ 2,740,000     $ 3,534,638    $ 6,274,638
                                     ===========     ===========    ===========

                         Wells/Orange County Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                     2001          2000        1999
                                                                   ---------    ---------    ---------
Cash flows from operating activities:
    Net income                                                     $ 546,171    $ 568,961    $ 550,952
                                                                   ---------    ---------    ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                              186,564      186,564      186,565
           Changes in assets and liabilities:
              Accounts receivable                                     18,351      (49,475)     (36,556)
              Accounts payable                                        10,792        1,000       (1,550)
              Prepaid and other expenses                              (9,426)           0            0
                                                                   ---------    ---------    ---------
                 Total adjustments                                   206,281      138,089      148,459
                                                                   ---------    ---------    ---------
                 Net cash provided by operating activities           752,452      707,050      699,411
Cash flows from financing activities:
    Distributions to partners                                       (683,083)    (764,678)    (703,640)
                                                                   ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                  69,369      (57,628)      (4,229)
Cash and cash equivalents, beginning of year                         119,038      176,666      180,895
                                                                   ---------    ---------    ---------
Cash and cash equivalents, end of year                             $ 188,407    $ 119,038    $ 176,666
                                                                   =========    =========    =========

Wells/Fremont Associates

On July 15, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates. On July 21, 1998, Wells/Fremont Associates acquired a 58,424-square foot two-story manufacturing and office building located in Fremont, California, known as the Fairchild Building.

On October 8, 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Fremont Associates, which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Fairchild Building.

Following are the financial statements for Wells/Fremont Associates:

                            Wells/Fremont Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                  2001         2000
                                                                               ----------   ----------
                                     Assets

Real estate assets, at cost:
    Land                                                                       $2,219,251   $2,219,251
    Building, less accumulated depreciation of $999,301 in 2001 and $713,773
       in 2000                                                                  6,138,857    6,424,385
                                                                               ----------   ----------
              Total real estate assets                                          8,358,108    8,643,636
Cash and cash equivalents                                                         203,750       92,564
Accounts receivable                                                               133,801      126,433
                                                                               ----------   ----------
              Total assets                                                     $8,695,659   $8,862,633
                                                                               ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                           $    1,896   $    3,016
    Due to affiliate                                                                8,030        7,586
    Partnership distributions payable                                             201,854       89,549
                                                                               ----------   ----------
              Total liabilities                                                   211,780      100,151
                                                                               ----------   ----------
Partners' capital:
    Wells Operating Partnership, L.P.                                           6,575,358    6,791,287
    Fund X and XI Associates                                                    1,908,521    1,971,195
                                                                               ----------   ----------
              Total partners' capital                                           8,483,879    8,762,482
                                                                               ----------   ----------
              Total liabilities and partners' capital                          $8,695,659   $8,862,633
                                                                               ==========   ==========

                            Wells/Fremont Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                              2001       2000       1999
                                                            --------   --------   --------
Revenues:
    Rental income                                           $902,945   $902,946   $902,946
    Interest income                                            2,713          0          0
    Other income                                               2,015          0          0
                                                            --------   --------   --------
                                                             907,673    902,946    902,946
                                                            --------   --------   --------
Expenses:
    Depreciation                                             285,528    285,527    285,526
    Management and leasing fees                               36,267     36,787     37,355
    Operating costs, net of reimbursements                    16,585     13,199     16,006
    Legal and accounting                                       6,400      4,300      4,885
                                                            --------   --------   --------
                                                             344,780    339,813    343,772
                                                            --------   --------   --------
Net income                                                  $562,893   $563,133   $559,174
                                                            ========   ========   ========

Net income allocated to Wells Operating Partnership, L.P.   $436,265   $436,452   $433,383
                                                            ========   ========   ========

Net income allocated to Fund X and XI Associates            $126,628   $126,681   $125,791
                                                            ========   ========   ========

                            Wells/Fremont Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                            Wells
                                                          Operating      Fund X        Total
                                                        Partnership,     and XI      Partners'
                                                            L.P.       Associates     Capital
                                                        ------------   ----------   ----------
Balance, December 31, 1998                               $7,166,682    $2,080,155   $9,246,837
    Net income                                              433,383       125,791      559,174
    Partnership distributions                              (611,855)     (177,593)    (789,448)
                                                         ----------    ----------   ----------
Balance, December 31, 1999                                6,988,210     2,028,353    9,016,563
    Net income                                              436,452       126,681      563,133
    Partnership distributions                              (633,375)     (183,839)    (817,214)
                                                         ----------    ----------   ----------
Balance, December 31, 2000                                6,791,287     1,971,195    8,762,482
    Net income                                              436,265       126,628      562,893
    Partnership distributions                              (652,194)     (189,302)    (841,496)
                                                         ----------    ----------   ----------
Balance, December 31, 2001                               $6,575,358    $1,908,521   $8,483,879
                                                         ==========    ==========   ==========

                            Wells/Fremont Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                     2001       2000        1999
                                                                  ---------   ---------   ---------
Cash flows from operating activities:
    Net income                                                    $ 562,893   $ 563,133   $ 559,174
                                                                  ---------   ---------   ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                             285,528     285,527     285,526
           Changes in assets and liabilities:
              Accounts receivable                                    (7,368)    (33,454)    (58,237)
              Accounts payable                                       (1,120)      1,001      (1,550)
              Due to affiliate                                          444       2,007       3,527
                                                                  ---------   ---------   ---------
                 Total adjustments                                  277,484     255,081     229,266
                                                                  ---------   ---------   ---------
                 Net cash provided by operating activities          840,377     818,214     788,440
Cash flows from financing activities:
    Distributions to partners                                      (729,191)   (914,662)   (791,940)
                                                                  ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                111,186     (96,448)     (3,500)
Cash and cash equivalents, beginning of year                         92,564     189,012     192,512
                                                                  ---------   ---------   ---------
Cash and cash equivalents, end of year                            $ 203,750   $  92,564   $ 189,012
                                                                  =========   =========   =========

Fund XI, XII, and REIT Joint Venture

On May 1, 1999, the Operating Partnership entered into a joint venture with Fund XI and Wells Real Estate Fund XII, L.P. ("Fund XII"). On May 18, 1999, the joint venture purchased a 169,510-square foot, two-story manufacturing and office building, known as EYBL CarTex Building, in Fountain Inn, South Carolina. On July 21, 1999, the joint venture purchased a 68,900-square foot, three-story-office building, known as the Sprint Building, in Leawood, Kansas. On August 17, 1999, the joint venture purchased a 130,000-square foot office and warehouse building, known as the Johnson Matthey Building, in Chester County, Pennsylvania. On September 20, 1999, the joint venture purchased a 62,400-square foot, two-story office building, known as the Gartner Building, in Fort Myers, Florida.

Following are the financial statements for the Fund XI, XII, and REIT Joint
Venture:

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                2001          2000
                                                                             -----------   -----------
                                     Assets

Real estate assets, at cost:
    Land                                                                     $ 5,048,797   $ 5,048,797
    Building and improvements, less accumulated depreciation of $2,692,116
       in 2001 and $1,599,263 in 2000                                         24,626,336    25,719,189
                                                                             -----------   -----------
              Total real estate assets                                        29,675,133    30,767,986
Cash and cash equivalents                                                        775,805       541,089
Accounts receivable                                                              675,022       394,314
Prepaid assets and other expenses                                                 26,486        26,486
                                                                             -----------   -----------
              Total assets                                                   $31,152,446   $31,729,875
                                                                             ===========   ===========


                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                         $   114,612   $   114,180
    Partnership distributions payable                                            757,500       453,395
                                                                             -----------   -----------
              Total liabilities                                                  872,112       567,575
Partners' capital:
    Wells Real Estate Fund XI                                                  7,917,646     8,148,261
    Wells Real Estate Fund XII                                                 5,174,703     5,325,424
    Wells Operating Partnership, L.P.                                         17,187,985    17,688,615
                                                                             -----------   -----------
              Total partners' capital                                         30,280,334    31,162,300
                                                                             -----------   -----------
              Total liabilities and partners' capital                        $31,152,446   $31,729,875
                                                                             ===========   ===========

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                               2001         2000         1999
                                                            ----------   ----------   ----------
Revenues:
    Rental income                                           $3,346,227   $3,345,932   $1,443,446
    Interest income                                             24,480        2,814            0
    Other income                                                   360          440           57
                                                            ----------   ----------   ----------
                                                             3,371,067    3,349,186    1,443,503
                                                            ----------   ----------   ----------
Expenses:
    Depreciation                                             1,092,853    1,092,680      506,582
    Management and leasing fees                                156,987      157,236       59,230
    Operating costs, net of reimbursements                     (27,449)     (30,718)       4,639
    Property administration                                     65,765       36,707       15,979
    Legal and accounting                                        18,000       14,725        4,000
                                                            ----------   ----------   ----------
                                                             1,306,156    1,270,630      590,430
                                                            ----------   ----------   ----------
Net income                                                  $2,064,911   $2,078,556   $  853,073
                                                            ==========   ==========   ==========

Net income allocated to Wells Real Estate Fund XI           $  539,930   $  543,497   $  240,031
                                                            ==========   ==========   ==========

Net income allocated to Wells Real Estate Fund XII          $  352,878   $  355,211   $  124,542
                                                            ==========   ==========   ==========

Net income allocated to Wells Operating Partnership, L.P.   $1,172,103   $1,179,848   $  488,500
                                                            ==========   ==========   ==========

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                          Wells
                                            Wells Real   Wells Real     Operating       Total
                                              Estate       Estate     Partnership,    Partners'
                                              Fund XI     Fund XII        L.P.         Capital
                                            ----------   ----------   ------------   -----------
Balance, December 31, 1998                  $        0   $        0    $         0   $         0
    Net income                                 240,031      124,542        488,500       853,073
    Partnership contributions                8,470,160    5,520,835     18,376,267    32,367,262
    Partnership distributions                 (344,339)    (177,743)      (703,797)   (1,225,879)
                                            ----------   ----------    -----------   -----------

Balance, December 31, 1999                   8,365,852    5,467,634     18,160,970    31,994,456
    Net income                                 543,497      355,211      1,179,848     2,078,556
    Partnership distributions                 (761,088)    (497,421)    (1,652,203)   (2,910,712)
                                            ----------   ----------    -----------   -----------
Balance, December 31, 2000                   8,148,261    5,325,424     17,688,615    31,162,300
    Net income                                 539,930      352,878      1,172,103     2,064,911
    Partnership distributions                 (770,545)    (503,599)    (1,672,733)   (2,946,877)
                                            ----------   ----------    -----------   -----------
Balance, December 31, 2001                  $7,917,646   $5,174,703    $17,187,985   $30,280,334
                                            ==========   ==========    ===========   ===========

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                    2001           2000           1999
                                                                -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                  $ 2,064,911    $ 2,078,556    $   853,073
                                                                -----------    -----------    -----------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                           1,092,853      1,092,680        506,582
           Changes in assets and liabilities:
              Accounts receivable                                  (280,708)      (260,537)      (133,777)
              Prepaid expenses and other assets                           0              0        (26,486)
              Accounts payable                                          432          1,723        112,457
                                                                -----------    -----------    -----------
                 Total adjustments                                  812,577        833,866        458,776
                                                                -----------    -----------    -----------
                 Net cash provided by operating activities        2,877,488      2,912,422      1,311,849
Cash flows from financing activities:
    Distributions to joint venture partners                      (2,642,772)    (3,137,611)      (545,571)
                                                                -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                234,716       (225,189)       766,278
Cash and cash equivalents, beginning of year                        541,089        766,278              0
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of year                          $   775,805    $   541,089    $   766,278
                                                                ===========    ===========    ===========

Supplemental disclosure of noncash activities:

    Deferred project costs contributed to joint venture         $         0    $         0    $ 1,294,686
                                                                ===========    ===========    ===========

    Contribution of real estate assets to joint venture         $         0    $         0    $31,072,562
                                                                ===========    ===========    ===========

Fund XII and REIT Joint Venture

On May 10, 2000, the Operating Partnership entered into a joint venture with Fund XII. The joint venture, Fund XII and REIT Joint Venture, was formed to acquire, develop, operate, and sell real property. On May 20, 2000, the joint venture purchased a 77,054-square foot, three-story office building known as the Siemens Building in Troy, Oakland County, Michigan. On December 28, 2000, the joint venture purchased a 50,000-square foot, one-story office building and a 78,500-square foot two-story office building collectively known as the AT&T Call Center Buildings in Oklahoma City, Oklahoma County, Oklahoma. On May 15, 2001, the joint venture purchased a 201,237-square foot, three-story office building known as the Comdata Building located in Brentwood, Williamson County, Tennessee.

Following are the financial statements for Fund XII and REIT Joint Venture:

                         Fund XII and REIT Joint Venture
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                     2001          2000
                                                                  -----------   -----------
Real estate assets, at cost:
    Land                                                          $ 8,899,574   $ 4,420,405
    Building and improvements, less accumulated depreciation of
       $2,131,838 in 2001 and $324,732 in 2000                     45,814,781    26,004,918
                                                                  -----------   -----------
              Total real estate assets                             54,714,355    30,425,323
Cash and cash equivalents                                           1,345,562       207,475
Accounts receivable                                                   442,023       130,490
                                                                  -----------   -----------
              Total assets                                        $56,501,940   $30,763,288
                                                                  ===========   ===========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                              $   134,969   $         0
    Partnership distributions payable                               1,238,205       208,261
                                                                  -----------   -----------
              Total liabilities                                     1,373,174       208,261
                                                                  -----------   -----------
Partners' capital:
    Wells Real Estate Fund XII                                     24,828,894    16,242,127
    Wells Operating Partnership, L.P.                              30,299,872    14,312,900
                                                                  -----------   -----------
              Total partners' capital                              55,128,766    30,555,027
                                                                  -----------   -----------
              Total liabilities and partners' capital             $56,501,940   $30,763,288
                                                                  ===========   ===========

                         Fund XII and REIT Joint Venture
                            (A Georgia Joint Venture)
                              Statements of Income
                    for the Year Ended December 31, 2001 and
                the Period From May 10, 2000 (Inception) Through
                                December 31, 2000

                                                              2001         2000
                                                            ----------   --------
Revenues:
    Rental income                                           $4,683,323   $974,796
    Interest income                                             25,144      2,069
                                                            ----------   --------
                                                             4,708,467    976,865
                                                            ----------   --------
Expenses:
    Depreciation                                             1,807,106    324,732
    Management and leasing fees                                224,033     32,756
    Partnership administration                                  38,928      3,917
    Legal and accounting                                        16,425          0
    Operating costs, net of reimbursements                      10,453      1,210
                                                            ----------   --------
                                                             2,096,945    362,615
                                                            ----------   --------
Net income                                                  $2,611,522   $614,250
                                                            ==========   ========

Net income allocated to Wells Real Estate Fund XII          $1,224,645   $309,190
                                                            ==========   ========

Net income allocated to Wells Operating Partnership, L.P.   $1,386,877   $305,060
                                                            ==========   ========

                         Fund XII and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
                    for the Year Ended December 31, 2001 and
                the Period From May 10, 2000 (Inception) Through
                                December 31, 2000

                                     Wells Real         Wells            Total
                                      Estate          Operating         Partners'
                                     Fund XII      Partnership, L.P.     Capital
                                    ------------   -----------------   ------------
Balance, May 10, 2000 (inception)   $          0      $          0     $          0
    Net income                           309,190           305,060          614,250
    Partnership contributions         16,340,884        14,409,171       30,750,055
    Partnership distributions           (407,948)         (401,330)        (809,278)
                                    ------------      ------------     ------------
Balance, December 31, 2000            16,242,126        14,312,901       30,555,027
    Net income                         1,224,645         1,386,877        2,611,522
    Partnership contributions          9,298,084        16,795,441       26,093,525
    Partnership distributions         (1,935,961)       (2,195,347)      (4,131,308)
                                    ------------      ------------     ------------
Balance, December 31, 2001          $ 24,828,894      $ 30,299,872     $ 55,128,766
                                    ============      ============     ============

                         Fund XII and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
                    for the Year Ended December 31, 2001 and
                the Period From May 10, 2000 (Inception) Through
                                December 31, 2000

                                                                       2001            2000
                                                                   ------------    ------------
Cash flows from operating activities:
    Net income                                                     $  2,611,522    $    614,250
                                                                   ------------    ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                               1,807,106         324,732
           Changes in assets and liabilities:
              Accounts receivable                                      (311,533)       (130,490)
              Accounts payable                                          134,969               0
                                                                   ------------    ------------
                 Total adjustments                                    1,630,542         194,242
                                                                   ------------    ------------
                 Net cash provided by operating activities            4,242,064         808,492
                                                                   ------------    ------------
Cash flows from investing activities:
    Investment in real estate                                       (26,096,138)    (29,520,043)
Cash flows from financing activities:
    Distributions to joint venture partners                          (3,101,364)       (601,017)
    Contributions received from partners                             26,093,525      29,520,043
                                                                   ------------    ------------
                 Net cash provided by financing activities           22,992,161      28,919,026
                                                                   ------------    ------------
Net increase in cash and cash equivalents                             1,138,087         207,475
Cash and cash equivalents, beginning of period                          207,475               0
                                                                   ------------    ------------
Cash and cash equivalents, end of year                             $  1,345,562    $    207,475
                                                                   ============    ============
Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture            $          0    $  1,230,012
                                                                   ============    ============

Fund XIII and REIT Joint Venture

On June 27, 2001, Wells Real Estate Fund XIII, L.P. ("Fund XIII") entered into a joint venture with the Operating Partnership to form the Fund XIII and REIT Joint Venture. On July 16, 2001, the Fund XIII and REIT Joint Venture purchased an 85,000-square foot, two-story office building known as the AmeriCredit Building in Clay County, Florida. On December 21, 2001, the Fund XIII and REIT Joint Venture purchased two connected one-story office and assembly buildings consisting of 148,200 square feet known as the ADIC Buildings in Douglas County, Colorado.

Following are the financial statements for the Fund XIII and REIT Joint Venture:

                      The Fund XIII and REIT Joint Venture
                            (A Georgia Joint Venture)
                                  Balance Sheet
                                December 31, 2001

                                     Assets

Real estate assets, at cost:
    Land                                                                           $ 3,724,819
    Building and improvements, less accumulated depreciation of $266,605 in 2001    22,783,948
                                                                                   -----------
              Total real estate assets                                              26,508,767
Cash and cash equivalents                                                              460,380
Accounts receivable                                                                     71,236
Prepaid assets and other expenses                                                          773
                                                                                   -----------
              Total assets                                                         $27,041,156
                                                                                   ===========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                               $   145,331
    Partnership distributions payable                                                  315,049
                                                                                   -----------
              Total liabilities                                                        460,380
                                                                                   -----------
Partners' capital:
    Wells Real Estate Fund XIII                                                      8,453,438
    Wells Operating Partnership, L.P.                                               18,127,338
                                                                                   -----------
              Total partners' capital                                               26,580,776
                                                                                   -----------
              Total liabilities and partners' capital                              $27,041,156
                                                                                   ===========

                      The Fund XIII and REIT Joint Venture
                            (A Georgia Joint Venture)
                               Statement of Income
              for the Period From June 27, 2001 (Inception) Through
                                December 31, 2001

Revenues:
    Rental income                                                       $706,373
                                                                        --------
Expenses:
    Depreciation                                                         266,605
    Management and leasing fees                                           26,954
    Operating costs, net of reimbursements                                53,659
    Legal and accounting                                                   2,800
                                                                        --------
                                                                         350,018
                                                                        --------
Net income                                                              $356,355
                                                                        ========

Net income allocated to Wells Real Estate Fund XIII                     $ 58,610
                                                                        ========

Net income allocated to Wells Operating Partnership, L.P.               $297,745
                                                                        ========

                      The Fund XIII and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statement of Partners' Capital
              for the Period From June 27, 2001 (Inception) Through
                                December 31, 2001

                                                       Wells
                                     Wells Real      Operating
                                      Estate        Partnership,    Partners'
                                     Fund XIII          L.P.         Capital
                                     -----------    ------------   ------------

Balance, June 27, 2001 (inception)   $         0    $          0   $          0
    Net income                            58,610         297,745        356,355
    Partnership contributions          8,491,069      18,285,076     26,776,145
    Partnership distributions            (96,241)       (455,483)      (551,724)
                                     -----------    ------------   ------------
Balance, December 31, 2001           $ 8,453,438    $ 18,127,338   $ 26,580,776
                                     ===========    ============   ============

                      The Fund XIII and REIT Joint Venture
                            (A Georgia Joint Venture)
                             Statement of Cash Flows
              for the Period From June 27, 2001 (Inception) Through
                                December 31, 2001

Cash flows from operating activities:
    Net income                                                                            $    356,355
                                                                                          ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                            266,605
       Changes in assets and liabilities:
           Accounts receivable                                                                 (71,236)
           Prepaid expenses and other assets                                                      (773)
           Accounts payable                                                                    145,331
                                                                                          ------------
              Total adjustments                                                                339,927
                                                                                          ------------
              Net cash provided by operating activities                                        696,282
                                                                                          ------------
Cash flows from investing activities:
    Investment in real estate                                                              (25,779,337)
                                                                                          ------------
Cash flows from financing activities:
    Contributions from joint venture partners                                               25,780,110
    Distributions to joint venture partners                                                   (236,675)
                                                                                          ------------
              Net cash provided by financing activities                                     25,543,435
                                                                                          ------------
Net increase in cash and cash equivalents                                                      460,380
Cash and cash equivalents, beginning of period                                                       0
                                                                                          ------------
Cash and cash equivalents, end of year                                                    $    460,380
                                                                                          ============

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to Joint Venture                                   $    996,035
                                                                                          ============

6.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Operating Partnership's income tax basis net income for the years ended December 31, 2001 and 2000 are calculated as follows:

                                                                               2001            2000
                                                                           ------------    ------------

Financial statement net income                                             $ 21,723,967    $  8,552,967
Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes in excess of
       amounts for income tax purposes                                        7,347,459       3,511,353
    Rental income accrued for financial reporting purposes in excess of
       amounts for income tax purposes                                       (2,735,237)     (1,822,220)
    Expenses deductible when paid for income tax purposes, accrued for
       financial reporting purposes                                              25,658          37,675
                                                                           ------------    ------------
Income tax basis net income                                                $ 26,361,847    $ 10,279,775
                                                                           ============    ============

The Operating Partnership's income tax basis partners' capital at December 31, 2001 and 2000 is computed as follows:

                                                                               2001             2000
                                                                          -------------    -------------
Financial statement partners' capital                                     $ 710,285,758    $ 265,341,612
Increase (decrease) in partners' capital resulting from:
    Depreciation expense for financial reporting purposes in excess of
       amounts for income tax purposes                                       11,891,061        4,543,602
    Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting
       purposes                                                              12,896,312       12,896,312
    Accumulated rental income accrued for financial reporting purposes
       in excess of amounts for income tax purposes                          (5,382,483)      (2,647,246)
    Accumulated expenses deductible when paid for income tax purposes,
       accrued for financial reporting purposes                                 114,873           89,215
    Dividends payable                                                         1,059,026        1,025,010
    Other                                                                      (222,378)        (222,378)
                                                                          -------------    -------------
Income tax basis partners' capital                                        $ 730,642,169    $ 281,026,127
                                                                          =============    =============

7.   RENTAL INCOME

     The future minimum rental income due from the Operating Partnership's direct investment in real estate or its respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2001 is as follows:

     Year ended December 31:
         2002                             $  69,364,229
         2003                                70,380,691
         2004                                71,184,787
         2005                                70,715,556
         2006                                71,008,821
     Thereafter                             270,840,299
                                          -------------
                                          $ 623,494,383
                                          =============

     One tenant contributed 10% of rental income for the year ended December 31, 2001. In addition, one tenant will contribute 12% of future minimum rental income.

     Future minimum rental income due from Fund VIII, IX, and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

     Year ended December 31:
         2002                                $1,287,119
         2003                                 1,287,119
         2004                                   107,260
         2005                                         0
         2006                                         0
     Thereafter                                       0
                                             ----------
                                             $2,681,498
                                             ==========

     One tenant contributed 100% of rental income for the year ended December 31, 2001. In addition, one tenant will contribute 100% of future minimum rental income.

     The future minimum rental income due from Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

     Year ended December 31:
         2002                              $  3,648,769
         2003                                 3,617,432
         2004                                 3,498,472
         2005                                 2,482,815
         2006                                 2,383,190
     Thereafter                               3,053,321
                                           ------------
                                           $ 18,683,999
                                           ============

     Four tenants contributed 26%, 23%, 13%, and 13% of rental income for the year ended December 31, 2001. In addition, four tenants will contribute 38%, 21%, 20%, and 17% of future minimum rental income.

     The future minimum rental income due Wells/Orange County Associates under noncancelable operating leases at December 31, 2001 is as follows:

     Year ended December 31:
         2002                               $   834,888
         2003                                   695,740
                                            -----------
                                            $ 1,530,628
                                            ===========

     One tenant contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 2001 is as follows:

     Year ended December 31:
     2002                                  $   922,444
     2003                                      950,118
     2004                                      894,832
                                           -----------
                                           $ 2,767,394
                                           ===========

     One tenant contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

     The future minimum rental income due from Fund XI, XII, and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

     Year ended December 31:
         2002                             $  3,277,512
         2003                                3,367,510
         2004                                3,445,193
         2005                                3,495,155
         2006                                3,552,724
     Thereafter                              2,616,855
                                          ------------
                                          $ 19,754,949
                                          ============

     Four tenants contributed approximately 30%, 28%, 24%, and 18% of rental income for the year ended December 31, 2001. In addition, four tenants will contribute approximately 30%, 27%, 25%, and 18% of future minimum rental income.

     The future minimum rental income due from Fund XII and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

     Year ended December 31:
         2002                             $  5,352,097
         2003                                5,399,451
         2004                                5,483,564
         2005                                5,515,926
         2006                                5,548,289
     Thereafter                             34,677,467
                                          ------------
                                          $ 61,976,794
                                          ============

     Three tenants contributed approximately 31%, 29%, and 27% of rental income for the year ended December 31, 2001. In addition, three tenants will contribute approximately 58%, 21%, and 18% of future minimum rental income.

     The future minimum rental income due Fund XIII and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

     Year ended December 31:
         2002                             $  2,545,038
         2003                                2,602,641
         2004                                2,661,228
         2005                                2,721,105
         2006                                2,782,957
     Thereafter                             13,915,835
                                          ------------
                                          $ 27,228,804
                                          ============

     One tenant contributed approximately 95% of rental income for the year ended December 31, 2001. In addition, two tenants will contribute approximately 51% and 49% of future minimum rental income.

8.   INVESTMENT IN BONDS AND OBLIGATION UNDER CAPITAL LEASE

     On September 27, 2001, the Operating Partnership acquired a ground leasehold interest in the Ingram Micro Distribution Facility pursuant to a Bond Real Property Lease dated December 20, 1995 (the "Bond Lease"). The ground leasehold interest under the Bond Lease, along with the Bond and Bond Deed of Trust described below, were purchased from Ingram Micro, L.P. ("Ingram") in a sale lease-back transaction for a purchase price of $21,050,000. The Bond Lease expires on December 31, 2026. At closing, the Operating Partnership also entered into a new lease with Ingram pursuant to which Ingram agreed to lease the entire Ingram Micro Distribution Facility for a lease term of 10 years with two successive 10-year renewal options.

     In connection with the original development of the Ingram Micro Distribution Facility, the Industrial Development Board of the City of Milington, Tennessee (the "Industrial Development Board") issued an Industrial Development Revenue Note dated December 20, 1995 in the principal amount of $22,000,000 (the "Bond") to Lease Plan North America, Inc. (the "Original Bond Holder"). The proceeds from the issuance of the Bond were utilized to finance the construction of the Ingram Micro Distribution Facility. The Bond is secured by a Fee Construction Mortgage Deed of Trust Assignment of Rents and Leases also dated December 20, 1995 (the "Bond Deed of Trust") executed by the Industrial Development Board for the benefit of the Original Bond Holder. Beginning in 2006, the holder of the Bond Lease has the option to purchase the land underlying the Ingram Micro Distribution Facility for $100.00 plus satisfaction of the indebtedness evidenced by the Bond which, as set forth below, was acquired and is currently held by the Operating Partnership.

     On December 20, 2000, Ingram purchased the Bond and the Bond Deed of Trust from the Original Bond Holder. On September 27, 2001, along with purchasing the Ingram Micro Distribution Facility through its acquisition of the ground leasehold interest under the Bond Lease, the Operating Partnership also acquired the Bond and the Bond Deed of Trust from Ingram. Because the Operating Partnership is technically subject to the obligation to pay the $22,000,000 indebtedness evidenced by the Bond, the obligation to pay the Bond is carried on the Company's books as a liability; however, since Operating Partnership is also the owner of the Bond, the Bond is also carried on the Company's books as an asset.

9.   NOTES PAYABLE

     As of December 31, 2001, the Operating Partnership's notes payable included the following:

     Note payable to Bank of America, interest at 5.9%, interest payable
     monthly, due July 30, 2003, collateralized by the Nissan property             $   468,844

     Note payable to SouthTrust Bank, interest at LIBOR plus 175 basis points, principal and interest payable monthly, due June 10, 2002; collateralized by the Operating Partnership's interests in the Cinemark Building, the Dial
     Building, the ASML Building, the Motorola Tempe Building, the Avnet
     Building, the Matsushita Building, and the PwC Building                         7,655,600
                                                                                    ----------
                   Total                                                            $8,124,444
                                                                                    ==========

The contractual maturities of the Operating Partnership's notes payable are as follows as of December 31, 2001:

     2002                                 $7,655,600
     2003                                    468,844
                                          ----------
          Total                           $8,124,444
                                          ==========

10.  COMMITMENTS AND CONTINGENCIES

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

     Following the acquisition of each property, Wells Exchange will attempt to sell co-tenancy interests to 1031 Participants, the proceeds of which will be used to pay off the interim financing. In consideration for the payment of a take out fee to the Company, and following approval of the potential property acquisition by the Company's board of directors, it is anticipated that Wells OP will enter into a take out purchase and escrow agreement or similar contract providing that, in the event that Wells Exchange is unable to sell all of the co-tenancy interest in that particular property to 1031 Participants, the Operating Partnership will purchase, at Wells Exchange's cost, any co-tenancy interests remaining unsold at the end of the offering period.

     As a part of the initial transaction in the Wells Section 1031 Program, and in consideration for the payment of a take out fee in the amount of $137,500 to the Company, Wells OP entered into a take out purchase and escrow agreement dated April 16, 2001 providing that, among other things, Wells OP is obligated to acquire, at Wells Exchange's cost ($839,694 in cash plus $832,060 of assumed debt for each 7.63358% interest of co-tenancy interest unsold), any co-tenancy interest in the building known as the Ford Motor Credit Complex which remains unsold at the expiration of the offering of Wells Exchange, which has been extended to April 15, 2002, which is also the maturity date of the interim loan relating to such property. The Ford Motor Credit Complex consists of two connecting office buildings containing 167,438 rentable square feet located in Colorado Springs, Colorado, currently under a triple-net lease with Ford Motor Credit Company, a wholly owned subsidiary of Ford Motor Company.

     The obligations of Wells OP under the take out purchase and escrow agreement are secured by reserving against a portion of Wells OP's existing line of credit with Bank of America, N.A. (the "Interim Lender"). If, for any reason, Wells OP fails to acquire any of the co-tenancy interest in the Ford Motor Credit Complex which remains unsold as of April 15, 2002, or there is otherwise an uncured default under the interim loan or the line of credit documents, the Interim Lender is authorized to draw down Wells OP's line of credit in the amount necessary to pay the outstanding balance of the interim loan in full, in which event the appropriate amount of co-tenancy interest in the Ford Motor Credit Complex would be deeded to Wells OP. Wells OP's maximum economic exposure in the transaction is $21,900,000, in which event Wells OP would acquire the Ford Motor Credit Complex for $11,000,000 in cash plus assumption of the first mortgage financing in the amount of $10,900,000. If some, but not all, of the co-tenancy interests are sold, Wells OP's exposure would be less, and it would own an interest in the property in co-tenancy with the 1031 Participants who had previously acquired co-tenancy interests in the Ford Motor Credit Complex from Wells Exchange.

     Development of the Nissan Property

     The Operating Partnership has entered into an agreement with an independent third-party general contractor for the purpose of designing and constructing a three-story office building containing 268,290 rentable square feet on the Nissan Property. The construction agreement provides that the Operating Partnership will pay the contractor a maximum of $25,326,017 for the design and construction of the building. Construction commenced on January 25, 2002 and is scheduled to be completed within 20 months.

     General

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Company, the Operating Partnership, or the Advisor. In the normal course of business, the Company, the Operating Partnership, or the Advisor may become subject to such litigation or claims.

11.  SHAREHOLDERS' EQUITY

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

     The Company has adopted the disclosure provisions in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and the related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost.

     A summary of the Company's stock option activity during 2001 and 2000 is as follows:

                                                                        Exercise
                                                               Number     Price
                                                               ------   --------

     Outstanding at December 31, 1999                          17,500     $12
         Granted                                                7,000      12
                                                               ------
     Outstanding at December 31, 2000                          24,500      12
         Granted                                                7,000      12
                                                               ------
     Outstanding at December 31, 2001                          31,500      12
                                                               ======

     Outstanding options exercisable as of December 31, 2001   10,500      12
                                                               ======

     For SFAS No. 123 purposes, the fair value of each stock option for 2001 and 2000 has been estimated as of the date of the grant using the minimum value method. The weighted average risk-free interest rates assumed for 2001 and 2000 were 5.05% and 6.45%, respectively. Dividend yields of 7.8% and 7.3% were assumed for 2001 and 2000, respectively. The expected life of an option was assumed to be six years and four years for 2001 and 2000, respectively. Based on these assumptions, the fair value of the options granted during 2001 and 2000 is $0.

     Treasury Stock

     During 1999, the Company's board of directors authorized a dividend reinvestment program (the "DRP"), through which common shareholders may elect to reinvest an amount equal to the dividends declared on their common shares into additional shares of the Company's common stock in lieu of receiving cash dividends. During 2000, the Company's board of directors authorized a common stock repurchase plan subject to the amount reinvested in the Company's common shares through the DRP, less shares already redeemed, and a limitation in the amount of 3% of the average common shares outstanding during the preceding year. During 2001 and 2000, the Company repurchased 413,743 and 141,297 of its own common shares at an aggregate cost of $4,137,427 and $1,412,969, respectively. These transactions were funded with cash on hand and did not exceed either of the foregoing limitations.

12.  QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                        2001 Quarters Ended
                                       ------------------------------------------------------
                                         March 31      June 30     September 30   December 31
                                       -----------   -----------   ------------   -----------
Revenues                               $10,669,713   $10,891,240   $12,507,904    $15,239,945
Net income                               3,275,345     5,038,898     6,109,137      7,300,587
Basic and diluted earnings per
   share (a)                           $      0.10   $      0.12   $      0.11    $      0.10
Dividends per share (a)                       0.19          0.19          0.19           0.19

          (a) The totals of the four quarterly amounts for the year ended December 31, 2001 do not equal the totals for the year. This difference results from rounding differences between quarters.

                                                       2000 Quarters Ended
                                       ----------------------------------------------------
                                        March 31      June 30    September 30   December 31
                                       ----------   ----------   ------------   -----------
Revenues                               $3,710,409   $5,537,618    $6,586,611     $7,538,568
Net income                              1,691,288    1,521,021     2,525,228      2,815,430
Basic and diluted earnings per share   $     0.11   $     0.08    $     0.11     $     0.10
Dividends per share                          0.18         0.18          0.18           0.19

13.  SUBSEQUENT EVENT

     On January 11, 2002, the Operating Partnership purchased a three-story office building on a 9.8-acre tract of land located in Sarasota County, Florida known as the Arthur Andersen Building, from an unaffiliated third party for $21,400,000. The Operating Partnership incurred additional related acquisition expenses, including attorneys' fees, recording fees, structural report and environmental report fees, and other closing costs, of approximately $30,000.

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

*10.52 Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10.53 Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.54 Agreement for the Purchase and Sale of Real Property relating to the ABB Richmond Property (Exhibit 10.58 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.55 Development Agreement for the ABB Richmond Project (Exhibit 10.59 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.56 Owner-Contractor Agreement for the ABB Richmond Project (Exhibit 10.60 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.57 Lease Agreement for the ABB Richmond Project (Exhibit 10.61 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.58 Second Amendment to Lease Agreement for the ABB Richmond Project (Exhibit 10.34 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.59 Agreement for Purchase and Sale relating to the Marconi Building (formerly the Videojet Building) (Exhibit 10.62 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10.60 Agreement for the Purchase and Sale of Property relating to the Cinemark Building (Exhibit 10.38 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.61 Lease Agreement with Cinemark USA, Inc. for a portion of the Cinemark Building (Exhibit 10.39 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.62 Lease Agreement with The Coca-Cola Company for a portion of the Cinemark Building (Exhibit 10.40 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.63 Amended and Restated Articles of Incorporation of Wells Real Estate Investment Trust, Inc. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.64 Agreement of Limited Partnership of Wells Operating Partnership, L.P. as Amended and Restated as of January 1, 2000 (Exhibit 10.64 to Form 10-K of Wells Real Estate Investment Trust, Inc. for the fiscal year ended December 31, 2000, Commission File No. 0-25739)

*10.65 Advisory Agreement dated January 30, 2000 (Exhibit 10.37 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.66 Amended and Restated Property Management and Leasing Agreement (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.67 Lease Agreement for the Metris Building (Exhibit 10.43 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.68    Promissory Note for $26,725,000 for the Bank of America Loan (Exhibit
          10.44 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

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

*10.120 Lease Agreement with AT&T Corp. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10.121 Lease Agreement with Jordan Associates, Inc. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10.122 Advisor Agreement dated January 30, 2001 (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.123 Agreement for the Purchase and Sale of Property for the Comdata Building (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.124 Lease Agreement for the Comdata Building (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.125   First Amendment to Lease Agreement for the Comdata Building (Exhibit
          10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.126 Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.127 Agreement for the Purchase and Sale of Property for the AmeriCredit Building (Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.128 Lease Agreement for the AmeriCredit Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.129 Agreement for the Purchase and Sale of Property for the State Street Building (Exhibit 10.88 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.130 Lease Agreement for the State Street Building (Exhibit 10.89 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.131 Agreement for the Purchase and Sale of Property for the IKON Buildings (Exhibit 10.90 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.132 Lease Agreement for the IKON Buildings (Exhibit 10.91 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.133   First Amendment to Lease Agreement for the IKON Buildings (Exhibit
          10.92 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.134 Reinstatement of and Second Amendment to Lease Agreement for the IKON Buildings (Exhibit 10.93 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.135 Agreement of Sale for the Nissan Property (Exhibit 10.94 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.136 Lease Agreement for the Nissan Property (Exhibit 10.95 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.137 Guaranty of Lease for the Nissan Property (Exhibit 10.96 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.138 Development Agreement for the Nissan Property (Exhibit 10.97 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.139 Architect Agreement for the Nissan Property (Exhibit 10.98 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.140 Design and Build Construction Agreement for the Nissan Property (Exhibit 10.99 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.141 Agreement for the Purchase and Sale of Property for the Ingram Micro Distribution Facility (Exhibit 10.100 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.142 Indenture of Lease Agreement for Ingram Micro Distribution Facility (Exhibit 10.101 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.143 Guaranty of Lease Agreement for Ingram Micro Distribution Facility (Exhibit 10.102 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.144 Absolute Assignment of Lease and Assumption Agreement for Ingram Micro Distribution Facility (Exhibit 10.103 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.145 Bond Real Property Lease Agreement for the Ingram Micro Distribution Facility (Exhibit 10.104 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.146 Agreement for the Purchase and Sale of Property for the Lucent Building (Exhibit 10.105 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.147 Lease Agreement for the Lucent Building (Exhibit 10.106 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.148   Second Amendment to Lease Agreement for Matsushita Building (Exhibit
          10.107 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.149 Agreement for the Purchase and Sale of Property for the Convergys Building (Exhibit 10.109 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.150 Lease Agreement for the Convergys Building (Exhibit 10.110 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.151 Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.152 Purchase Agreement for the land immediately adjacent to the ADIC Buildings (Exhibit 10.7 to the Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.153 Lease Agreement for the ADIC Buildings (Exhibit 10.8 to the Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.154   Agreement for Purchase and Sale of the Windy Point Buildings (Exhibit
          10.114 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.155 Lease Agreement with TCI Great Lakes, Inc. for a portion of the Windy Point I Building (Exhibit 10.115 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.156   First Amendment to Office Lease with TCI Great Lakes, Inc. (Exhibit
          10.116 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.157 Lease Agreement with The Apollo Group, Inc. for a portion of the Windy Point I Building (Exhibit 10.117 to Form S-11 Registration Statement of Wells Real
                                       14

          Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.158 Lease Agreement with Global Knowledge Network, Inc. for a portion of the Windy Point I Building (Exhibit 10.118 to Form S-11 Registration Statement of Wells Real

          Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.159 Lease Agreement with Zurich American Insurance Company for the Windy Point II Building (Exhibit 10.119 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.160 Third Amendment to Office Lease with Zurich American Insurance Company (Exhibit 10.120 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.161 Agreement for Purchase and Sale of the Arthur Andersen Building (Exhibit 10.121 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.162 Lease Agreement for the Arthur Andersen Building (Exhibit 10.122 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

                                                                      SCHEDULE I
                                                                     Page 1 of 2

             WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2001

                                                                                          Initial Cost
                                                                                 --------------------------------        Costs of
                                                 Ownership                                          Buildings and      Capitalized
         Description                            Percentage     Encumbrances         Land            Improvements      Improvements
         -----------                            ----------     ------------         ----            ------------      ------------
ALSTOM POWER--KNOXVILLE PROPERTY (a)               4%              None          $  582,897         $   744,164       $ 6,744,547

AVAYA BUILDING                                     4               None           1,002,723           4,386,374           242,241

360 INTERLOCKEN (c)                                4               None           1,570,000           6,733,500           437,266

IOMEGA PROPERTY (d)                                4               None             597,000           4,674,624           876,459

OHMEDA PROPERTY (e)                                4               None           2,613,600           7,762,481           528,415

FAIRCHILD PROPERTY (f)                            78               None           2,130,480           6,852,630           374,300

ORANGE COUNTY PROPERTY (g)                        44               None           2,100,000           4,463,700           287,916

PRICEWATERHOUSECOOPERS PROPERTY (h)              100               None           1,460,000          19,839,071           825,560

EYBL CARTEX PROPERTY (i)                          57               None             330,000           4,791,828           213,411

SPRINT BUILDING (j)                               57               None           1,696,000           7,850,726           397,783

JOHNSON MATTHEY (k)                               57               None           1,925,000           6,131,392           335,685

GARTNER PROPERTY (l)                              57               None             895,844           7,451,760           347,820

AT&T--PA PROPERTY (m)                            100               None             662,000          11,836,368           265,740

MARCONI PROPERTY (n)                             100               None           5,000,000          28,161,665         1,381,747




                                                      Gross Amount of Which Carried at December 31, 2001
                                                ----------------------------------------------------------------
                                                               Buildings and      Construction
         Description                               Land        Improvements       In Progress          Total
         -----------                            ----------     ------------       -----------       ------------
ALSTOM POWER--KNOXVILLE PROPERTY (a)              607,930      $  7,463,678          $   0             8,071,608

AVAYA BUILDING                                  1,051,138         4,580,200              0             5,631,338

360 INTERLOCKEN (c)                             1,650,070         7,090,696              0             8,740,766

IOMEGA PROPERTY (d)                               641,988         5,506,095              0             6,148,083

OHMEDA PROPERTY (e)                             2,746,894         8,157,602              0            10,904,496

FAIRCHILD PROPERTY (f)                          2,219,251         7,138,159              0             9,357,410

ORANGE COUNTY PROPERTY (g)                      2,187,501         4,664,115              0             6,851,616

PRICEWATERHOUSECOOPERS PROPERTY (h)             1,520,834        20,603,797              0            22,124,631

EYBL CARTEX PROPERTY (i)                          343,750         4,991,489              0             5,335,239

SPRINT BUILDING (j)                             1,766,667         8,177,842              0             9,944,509

JOHNSON MATTHEY (k)                             2,005,209         6,386,868              0             8,392,077

GARTNER PROPERTY (l)                              933,171         7,762,253              0             8,695,424

AT&T--PA PROPERTY (m)                             689,583        12,074,525              0            12,764,108

MARCONI PROPERTY (n)                            5,208,335        29,335,077              0            34,543,412



                                                                                                    Life on Which
                                                Accumulated         Date of            Date          Depreciation
         Description                            Depreciation     Construction        Acquired      is Computed (dd)
         -----------                            ------------     ------------      ------------    ----------------
ALSTOM POWER--KNOXVILLE PROPERTY (a)             $1,844,482          1997           12/10/96        20 to 25 years

AVAYA BUILDING                                      656,495          1998            6/24/98        20 to 25 years

360 INTERLOCKEN (c)                               1,098,339          1996            3/20/98        20 to 25 years

IOMEGA PROPERTY (d)                                 742,404          1998            7/01/98        20 to 25 years

OHMEDA PROPERTY (e)                               1,278,024          1998            2/13/98        20 to 25 years

FAIRCHILD PROPERTY (f)                              999,301          1998            7/21/98        20 to 25 years

ORANGE COUNTY PROPERTY (g)                          651,780          1988            7/31/98        20 to 25 years

PRICEWATERHOUSECOOPERS PROPERTY (h)               2,469,792          1998           12/31/98        20 to 25 years

EYBL CARTEX PROPERTY (i)                            532,416          1998            5/18/99        20 to 25 years

SPRINT BUILDING (j)                                 817,785          1998            7/2/99         20 to 25 years

JOHNSON MATTHEY (k)                                 617,438          1973            8/17/99        20 to 25 years

GARTNER PROPERTY (l)                                724,477          1998            9/20/99        20 to 25 years

AT&T--PA PROPERTY (m)                             1,408,686          1998            2/4/99         20 to 25 years

MARCONI PROPERTY (n)                              2,737,941          1991            9/10/99        20 to 25 years


                                                                      SCHEDULE I
                                                                     Page 1 of 2


                                                                                            Initial Cost
                                                                                 --------------------------------        Costs of
                                                 Ownership                                          Buildings and      Capitalized
         Description                            Percentage     Encumbrances         Land            Improvements      Improvements
         -----------                            ----------     ------------         ----            -------------     ------------
CINEMARK PROPERTY (o)                              100            None            1,456,000           20,376,881           908,217

MATSUSHITA PROPERTY (p)                            100            None            4,577,485                    0        13,860,142

ALSTOM POWER--RICHMOND PROPERTY(q)                 100            None              948,401                    0         9,938,308

METRIS--OK PROPERTY (r)                            100            None            1,150,000           11,569,583           541,489

DIAL PROPERTY (s)                                  100            None            3,500,000           10,785,309           601,264

ASML PROPERTY (t)                                  100            None                    0           17,392,633           731,685

MOTOROLA--AZ PROPERTY (u)                          100            None                    0           16,036,219           669,639

AVNET PROPERTY (v)                                 100            None                    0           13,271,502           551,156

DELPHI PROPERTY (w)                                100            None            2,160,000           16,775,971         1,676,956

SIEMENS PROPERTY (x)                                47            None            2,143,588           12,048,902           591,358

QUEST PROPERTY (y)                                  16            None            2,220,993            5,545,498            51,285

MOTOROLA--NJ PROPERTY (z)                          100            None            9,652,500           20,495,243                 0

METRIS--MN PROPERTY (aa)                           100            None            7,700,000           45,151,969             2,181

STONE & WEBSTER PROPERTY (bb)                      100            None            7,100,000           37,914,954                 0

                                                      Gross Amount of Which Carried at December 31, 2001
                                                ----------------------------------------------------------------
                                                               Buildings and      Construction
         Description                               Land        Improvements       In Progress          Total
         -----------                            ----------     ------------       -----------       ------------
CINEMARK PROPERTY (o)                          1,516,667        21,224,431                0           22,741,098

MATSUSHITA PROPERTY (p)                        4,768,215        13,773,660                0           18,541,875

ALSTOM POWER--RICHMOND PROPERTY(q)               987,918         9,923,454                0           10,911,372

METRIS--OK PROPERTY (r)                        1,197,917        12,063,155                0           13,261,072

DIAL PROPERTY (s)                              3,645,835        11,240,738           83,125           14,969,698

ASML PROPERTY (t)                                      0        18,124,318                0           18,124,318

MOTOROLA--AZ PROPERTY (u)                              0        16,705,858                0           16,705,858

AVNET PROPERTY (v)                                     0        13,822,658                0           13,822,658

DELPHI PROPERTY (w)                            2,250,008        18,469,408           14,877           20,734,293

SIEMENS PROPERTY (x)                           2,232,905        12,550,943           43,757           14,827,605

QUEST PROPERTY (y)                             2,220,993         5,602,160                0            7,823,153

MOTOROLA--NJ PROPERTY (z)                     10,054,720        25,540,919          392,104           35,987,743

METRIS--MN PROPERTY (aa)                       8,020,859        47,042,309                0           55,063,168

STONE & WEBSTER PROPERTY (bb)                  7,395,857        39,498,469                0           46,894,326


                                                                                                   Life on Which
                                              Accumulated         Date of            Date          Depreciation
         Description                          Depreciation     Construction        Acquired      is Computed (dd)
         -----------                          ------------     ------------      ------------    ----------------
CINEMARK PROPERTY (o)                          1,768,692           1999            12/21/99       20 to 25 years

MATSUSHITA PROPERTY (p)                        2,032,803           1999             3/15/99       20 to 25 years

ALSTOM POWER--RICHMOND PROPERTY(q)               921,980           1999             7/22/99       20 to 25 years

METRIS--OK PROPERTY (r)                          881,413           2000             2/11/00       20 to 25 years

DIAL PROPERTY (s)                                821,315           1997             3/29/00       20 to 25 years

ASML PROPERTY (t)                              1,314,573           1995             3/29/00       20 to 25 years

MOTOROLA--AZ PROPERTY (u)                      1,218,400           1998             3/29/00       20 to 25 years

AVNET PROPERTY (v)                               868,060           2000             6/12/00       20 to 25 years

DELPHI PROPERTY (w)                            1,286,705           2000             6/29/00       20 to 25 years

SIEMENS PROPERTY (x)                             959,465           2000             5/10/00       20 to 25 years

QUEST PROPERTY (y)                               649,436           1997             9/10/97       20 to 25 years

MOTOROLA--NJ PROPERTY (z)                      1,541,768           2000             11/1/00       20 to 25 years

METRIS--MN PROPERTY (aa)                       2,000,737           2000            12/21/00       20 to 25 years

STONE & WEBSTER PROPERTY (bb)                  1,679,981           1994            12/21/00       20 to 25 years

                                                                      SCHEDULE I
                                                                     Page 1 of 2

                                                                                          Initial Cost
                                                                                -------------------------------        Costs of
                                                 Ownership                                        Buildings and      Capitalized
         Description                            Percentage     Encumbrances         Land          Improvements      Improvements
         -----------                            ----------     ------------         ----          ------------      ------------

AT&T--OK PROPERTY (cc)                              47               None          2,100,000        13,227,555          638,651

COMDATA PROPERTY                                    64               None          4,300,000        20,650,000          572,944

AMERICREDIT PROPERTY                                87               None          1,610,000        10,890,000          563,257

STATE STREET PROPERTY                              100               None         10,600,000        38,962,988        4,344,837

IKON PROPERTY                                      100               None          2,735,000        17,915,000          985,856

NISSAN PROPERTY                                    100         $8,124,444          5,545,700                 0           21,353

INGRAM MICRO PROPERTY                              100        $22,000,000            333,049        20,666,951          922,657

LUCENT PROPERTY                                    100               None          7,000,000        10,650,000        1,106,240

CONVERGYS PROPERTY                                 100               None          3,500,000         9,755,000          791,672

ADIC PROPERTY                                       51               None          1,954,213        11,000,000          757,902

WINDY POINT I PROPERTY                             100               None          4,360,000        29,298,642        1,440,568

WINDY POINT II PROPERTY                            100               None          3,600,000        52,016,358        2,385,402

         Total                                                $30,124,444       $112,812,473      $584,077,441      $57,913,909
                                                              ===========       ============      ============      ===========


                                                      Gross Amount of Which Carried at December 31, 2001
                                               ------------------------------------------------------------------
                                                               Buildings and       Construction
         Description                              Land         Improvements        In Progress          Total
         -----------                           -----------    ---------------     -------------      ------------

AT&T--OK PROPERTY (cc)                          2,187,500       13,785,631                0           15,973,131

COMDATA PROPERTY                                4,479,168       21,566,287                0           26,045,455

AMERICREDIT PROPERTY                            1,677,084       11,386,174                0           13,063,258

STATE STREET PROPERTY                          11,041,670       40,666,305        2,201,913           53,909,888

IKON PROPERTY                                   2,847,300       18,792,672                0           21,639,972

NISSAN PROPERTY                                 5,567,053                0        2,653,777            8,220,830

INGRAM MICRO PROPERTY                             333,049       21,590,010                0           21,923,059

LUCENT PROPERTY                                 7,275,830       11,484,562                0           18,760,392

CONVERGYS PROPERTY                              3,642,442       10,404,230                0           14,046,672

ADIC PROPERTY                                   2,047,735       11,664,380                0           13,712,115

WINDY POINT I PROPERTY                          4,536,862       30,562,349                0           35,099,211

WINDY POINT II PROPERTY                         3,746,033       54,255,727                0           58,001,760

         Total                               $117,245,941     $645,673,203       $5,389,553         $768,308,697
                                             ============     ============       ==========         ============


                                                                                                    Life on Which
                                                Accumulated         Date of            Date          Depreciation
         Description                            Depreciation     Construction        Acquired      is Computed (dd)
         -----------                            ------------     ------------      ------------    ----------------

AT&T--OK PROPERTY (cc)                             597,317           1999             12/28/00      20 to 25 years

COMDATA PROPERTY                                   575,056           1986            5/15/2001      20 to 25 years

AMERICREDIT PROPERTY                               227,724           2001            7/16/2001      20 to 25 years

STATE STREET PROPERTY                              807,903           1998            7/30/2001      20 to 25 years

IKON PROPERTY                                      250,689           2000             9/7/2001      20 to 25 years

NISSAN PROPERTY                                          0           2002            9/19/2001      20 to 25 years

INGRAM MICRO PROPERTY                              292,307           1997            9/27/2001      20 to 25 years

LUCENT PROPERTY                                    153,093           2000            9/28/2001      20 to 25 years

CONVERGYS PROPERTY                                  34,681           2001           12/21/2001      20 to 25 years

ADIC PROPERTY                                       38,881           2001           12/21/2001      20 to 25 years

WINDY POINT I PROPERTY                             101,875           1999           12/31/2001      20 to 25 years

WINDY POINT II PROPERTY                            180,852           2001           12/31/2001      20 to 25 years

         Total                                 $37,785,066
                                               ===========

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

           WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY

                     (A Georgia Public Limited Partnership)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2000
                                                                Accumulated
                                                 Cost           Depreciation
                                           -------------        ------------
BALANCE AT DECEMBER 31, 1998               $  76,201,910         $ 1,487,963

    1999 ADDITIONS                           103,916,288           4,243,688
                                           -------------        ------------
BALANCE AT DECEMBER 31, 1999                 180,118,198           5,731,651

    2000 ADDITIONS                           293,450,036          11,232,378
                                           -------------        ------------
BALANCE AT DECEMBER 31, 2000                 473,568,234          16,964,029
                                           =============        ============
     2001 ADDITIONS                          294,740,403          20,821,037
                                           =============        ============
BALANCE AT DECEMBER 31, 2001                $768,308,697         $37,785,066
                                           =============        ============