Form 10-Q
period 2002-03-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2002-05-14
CIK 1042776

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             March 31, 2002                     or
                               ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission file number              0-25739
                      ----------------------------------------------------------

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                    58-2328421
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

6200 The Corners Pkwy., Norcross, Georgia                 30092
-----------------------------------------            ---------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
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

                                      INDEX


                                                                                                   Page No.
                                                                                                   --------
PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets--March 31, 2002 and December 31, 2001                                      3

            Statements of Income for the Three Months Ended March 31, 2002
                and 2001                                                                              4

            Statements of Shareholders' Equity for the Year Ended December 31, 2001 and the
                Three Months Ended March 31, 2002                                                     5

            Statements of Cash Flows for the Three Months Ended March 31, 2002
                and 2001                                                                              6

            Condensed Notes to Financial Statements                                                   7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                               15

PART II.  OTHER INFORMATION                                                                          18

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                         March 31,       December 31,
                                                                                           2002              2001
                                                                                       ------------      ------------
REAL ESTATE ASSETS, at cost:
    Land                                                                               $ 94,273,542      $ 86,246,985
    Building and improvements, less accumulated depreciation of $30,558,906 in
       2002 and $24,814,454 in 2001                                                     563,639,005       472,383,102
    Construction in progress                                                              8,827,823         5,738,573
                                                                                       ------------      ------------
                           Total real estate assets                                     666,740,370       564,368,660
INVESTMENT IN JOINT VENTURES                                                             76,811,543        77,409,980
CASH AND CASH EQUIVALENTS                                                               187,022,573        75,586,168
INVESTMENT IN BONDS                                                                      22,000,000        22,000,000
ACCOUNTS RECEIVABLE                                                                       7,697,487         6,003,179
DEFERRED PROJECT COSTS                                                                    7,739,896         2,977,110
DEFERRED LEASE ACQUISITION COSTS, net                                                     1,868,674         1,525,199
DUE FROM AFFILIATES                                                                       1,820,241         1,692,727
PREPAID EXPENSES AND OTHER ASSETS, net                                                    1,584,942           718,389
DEFERRED OFFERING COSTS                                                                     244,761                 0
                                                                                       ------------      ------------
                           Total assets                                                $973,530,487      $752,281,412
                                                                                       ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

    Notes payable                                                                      $ 11,071,586      $  8,124,444
    Obligation under capital lease                                                       22,000,000        22,000,000
    Accounts payable and accrued expenses                                                 8,570,735         8,727,473
    Dividends payable                                                                     3,657,498         1,059,026
    Due to affiliates                                                                       990,923         2,166,161
    Deferred rental income                                                                1,567,241           661,657
                                                                                       ------------      ------------
                           Total liabilities                                             47,857,983        42,738,761
                                                                                       ------------      ------------

MINORITY INTEREST OF UNIT HOLDER IN OPERATING PARTNERSHIP                                   200,000           200,000
SHAREHOLDERS' EQUITY:                                                                  ------------      ------------

    Common shares, $.01 par value; 125,000,000 shares authorized, 109,331,764 shares issued and 108,472,526 shares outstanding at March 31, 2002, and
       83,761,469 shares issued and 83,206,429 shares outstanding at December
       31, 2001                                                                           1,093,317           837,614
    Additional paid-in capital                                                          966,577,500       738,236,525
    Cumulative distributions in excess of earnings                                      (33,555,824)      (24,181,092)
    Treasury stock, at cost, 859,238 shares at March 31, 2002 and 555,040 shares
       at December 31, 2001                                                              (8,592,377)       (5,550,396)
    Other comprehensive loss                                                                (50,112)                0
                                                                                       ------------      ------------

                           Total shareholders' equity                                   925,472,504       709,342,651
                                                                                       ------------      ------------
                           Total liabilities and shareholders' equity                  $973,530,487      $752,281,412
                                                                                       ============      ============


           The accompanying condensed notes are an integral part of these consolidated financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended
                                                 March 31,        March 31,
                                                   2002             2001
                                                -----------      -----------
REVENUES:
    Rental income                               $16,738,163      $ 9,860,085
    Equity in income of joint ventures            1,206,823          709,713
    Interest income                               1,113,715           99,915
    Take out fee                                    134,102                0
                                                -----------      -----------
                                                 19,192,803       10,669,713
                                                -----------      -----------
EXPENSES:
    Depreciation                                  5,744,452        3,187,179
    Management and leasing fees                     899,495          565,714
    Operating costs, net of reimbursements          624,698        1,091,185
    General and administrative                      529,031          175,107
    Interest expense                                440,001        2,160,426
    Amortization of deferred financing costs        175,462          214,757
                                                -----------      -----------
                                                  8,413,139        7,394,368
                                                -----------      -----------
NET INCOME                                      $10,779,664      $ 3,275,345
                                                ===========      ===========
EARNINGS PER SHARE
    Basic and diluted                           $      0.11      $      0.10
                                                ===========      ===========


            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                  AND FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                                  Cumulative
                                     Common        Common       Additional      Distributions                       Treasury
                                     Stock         Stock         Paid-In         in Excess of       Retained         Stock
                                     Shares        Amount        Capital           Earnings         Earnings         Shares
                                   -----------   ----------    ------------    --------------     ------------      --------
BALANCE, December 31, 2000          31,509,807   $  315,097    $275,573,339     $ (9,133,855)     $          0      (141,297)
 Issuance of common stock           52,251,662      522,517     521,994,103                0                 0             0
 Treasury stock purchased                    0            0               0                0                 0      (413,743)
 Net income                                  0            0               0                0        21,723,967             0
 Dividends ($.76 per share)                  0            0               0      (15,047,237)      (21,723,967)            0
 Sales commissions and discounts             0            0     (49,246,118)               0                 0             0
 Other offering expenses                     0            0     (10,084,799)               0                 0             0
                                   -----------   ----------    ------------     ------------      ------------      --------
BALANCE, December 31, 2001          83,761,469      837,614     738,236,525      (24,181,092)                0      (555,040)
 Issuance of common stock           25,570,295      255,703     255,447,240                0                 0             0
 Treasury stock purchased                    0            0               0                0                 0      (304,198)
 Net income                                  0            0               0                0        10,779,664             0
 Dividends ($.19 per share)                  0            0               0       (9,374,732)      (10,779,664)            0
 Sales commissions and discounts             0            0     (24,579,655)               0                 0             0
 Other offering expenses                     0            0      (2,526,610)               0                 0             0
 Gain/(loss) on interest rate swap           0            0               0                0                 0             0
                                   -----------   ----------    ------------     ------------      ------------      --------
BALANCE, March 31, 2002            109,331,764   $1,093,317    $966,577,500     $(33,555,824)     $          0      (859,238)
                                   ===========   ==========    ============     ============      ============      ========


                                                   Other           Total
                                   Treasury     Comprehensive   Shareholders'
                                  Stock Amount     Income          Equity
                                  ------------  --------------  -------------
BALANCE, December 31, 2000         $(1,412,969)   $      0       $265,341,612
 Issuance of common stock                    0           0        522,516,620
 Treasury stock purchased           (4,137,427)          0         (4,137,427)
 Net income                                  0           0         21,723,967
 Dividends ($.76 per share)                  0           0        (36,771,204)
 Sales commissions and discounts             0           0        (49,246,118)
 Other offering expenses                     0           0        (10,084,799)
                                   -----------    --------       ------------
BALANCE, December 31, 2001          (5,550,396)          0        709,342,651
 Issuance of common stock                    0           0        255,702,943
 Treasury stock purchased           (3,041,981)          0         (3,041,981)
 Net income                                  0           0         10,779,664
 Dividends ($.19 per share)                  0           0        (20,154,396)
 Sales commissions and discounts             0           0        (24,579,655)
 Other offering expenses                     0           0         (2,526,610)
 Gain/(loss) on interest rate swap           0     (50,112)           (50,112)
                                   -----------    --------       ------------
BALANCE, March 31, 2002            $(8,592,377)   $(50,112)      $925,472,504
                                   ===========    ========       ============

            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                    ------------------------------
                                                                                      March 31,         March 31,
                                                                                        2002              2001
                                                                                    -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  10,779,664     $  3,275,345
   Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in income of joint ventures                                            (1,206,823)        (709,713)
         Depreciation                                                                   5,744,452        3,187,179
         Amortization of deferred financing costs                                         175,462          214,757
         Amortization of deferred leasing costs                                            72,749           75,837
         Deferred lease acquisition costs paid                                           (400,000)               0
         Changes in assets and liabilities:
            Accounts receivable                                                        (1,694,308)        (264,416)
            Due from affiliates                                                           (13,740)               0
            Deferred rental income                                                        905,584         (142,888)
            Prepaid expenses and other assets, net                                     (1,092,127)       2,481,643
            Accounts payable and accrued expenses                                        (156,738)          96,828
            Due to affiliates                                                                (626)          20,742
                                                                                    -------------     ------------
               Net cash provided by operating activities                               13,113,549        8,235,314
                                                                                    -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate                                                        (104,051,998)      (2,703,858)
   Investment in joint ventures                                                                 0           (5,749)
   Deferred project costs paid                                                         (9,461,180)      (2,288,936)
   Distributions received from joint ventures                                           1,691,486          734,286
                                                                                    -------------     ------------
               Net cash used in investing activities                                 (111,821,692)      (4,264,257)
                                                                                    -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                          2,947,142        5,800,000
   Repayment of notes payable                                                                   0      (56,923,187)
   Dividends paid to shareholders                                                     (17,555,924)      (6,213,236)
   Issuance of common stock                                                           255,702,943       66,174,705
   Sales commissions paid                                                             (24,579,655)      (6,212,824)
   Offering costs paid                                                                 (3,327,977)      (1,961,945)
   Treasury stock purchased                                                            (3,041,981)        (776,555)
                                                                                    -------------     ------------
               Net cash (used in) provided by financing activities                    210,144,548         (113,042)
                                                                                    -------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             111,436,405        3,858,015

CASH AND CASH EQUIVALENTS, beginning of year                                           75,586,168        4,298,301
                                                                                    -------------     ------------
CASH AND CASH EQUIVALENTS, end of period                                            $ 187,022,573     $  8,156,316
                                                                                    =============     ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
      Deferred project costs applied to real estate assets                          $   4,080,388     $  1,430,111
                                                                                    =============     ============
      Deferred project costs due to affiliate                                       $     496,134     $          0
                                                                                    =============     ============
      Interest rate swap                                                            $     (50,112)    $          0
                                                                                    =============     ============
      Deferred offering costs due to affiliate                                      $     244,761     $          0
                                                                                    =============     ============
      Other offering costs due to affiliate                                         $     141,761     $          0
                                                                                    =============     ============
      Write-off of deferred offering costs due to affiliate                         $           0     $    709,686
                                                                                    =============     ============

            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

                    WELLS REAL ESTATE INVESTMENT TRUST, INC.
                                 AND SUBSIDIARY

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

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

     On January 30, 1998, the Company commenced its initial public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, upon receiving and accepting subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999 at which time gross proceeds of approximately $132,181,919 had been received from the sale of approximately 13,218,192 shares. The Company commenced its second public offering of shares of common stock on December 20, 1999, which was terminated on December 19, 2000 after receipt of gross proceeds of approximately $175,229,193 from the sale of approximately 17,522,919 shares from the second public offering. The Company commenced its third public offering of the shares of common stock on December 20, 2000. As of March 31, 2002, the Company has received gross proceeds of approximately $785,906,526 from the sale of approximately 78,590,653 shares from its third public offering. Accordingly, as of March 31, 2002, the Company has received aggregate gross offering proceeds of approximately $1,093,317,638 from the sale of 109,331,764 shares of its common stock to 27,900 investors. After payment of $37,965,419 in acquisition and advisory fees and acquisition expenses, payment of $125,647,820 in selling commissions and organization and offering expenses, capital contributions to joint ventures and acquisitions expenditures by Wells OP of $735,821,825 for property acquisitions, and common stock redemptions of $8,592,377 pursuant to the Company's share redemption program, the Company was holding net offering proceeds of $185,290,197 available for investment in properties, as of March 31, 2002.

     (b) Properties

     As of March 31, 2002, the Company owned interests in 44 properties listed in the table below through its ownership in Wells OP. As of March 31, 2002, all of these properties were 100% leased.

     ------------------------------------------------------------------------------------------------------------------------
            Property                                            Property           %       Purchase       Square     Annual
              Name                      Tenant                  Location         Owned       Price         Feet       Rent
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Dana Detroit Building   Dana Corporation              Detroit, MI            100%     $23,650,000    112,480  $2,330,600
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Dana Kalamazoo          Dana Corporation              Kalamazoo, MI          100%     $18,300,000    147,004  $1,842,800
     Building
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Novartis Building       Novartis Opthalmics, Inc.     Atlanta, GA            100%     $15,000,000    100,087  $1,426,240
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Transocean Houston      Transocean Deepwater          Houston, TX            100%     $22,000,000    103,260  $2,110,035
     Building                Offshore Drilling, Inc.
                             Newpark Resources, Inc.                                                       52,731  $1,153,227
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Andersen Building       Arthur Andersen LLP           Sarasota, FL           100%     $21,400,000    157,704  $1,988,454
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Windy Point Buildings   TCI Great Lakes, Inc.         Schaumburg, IL         100%     $89,275,000    129,157  $1,940,404
                             The Apollo Group, Inc.                                                        28,322  $  242,948
                             Global Knowledge Network                                                      22,028  $  358,094
                             Zurich American Insurance                                                    300,000  $4,718,285
                             Various other tenants                                                          8,884  $  129,947
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Convergys Building      Convergys Customer            Tamarac, FL            100%     $13,255,000    100,000  $1,144,176
                             Management Group, Inc.
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     ADIC Buildings          Advanced Digital              Parker, CO            68.2%      12,954,213    148,200  $1,124,868
                             Information Corporation
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Lucent Building         Lucent Technologies, Inc.     Cary, NC               100%     $17,650,000    120,000  $1,813,500
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Ingram Micro Building   Ingram Micro, L.P.            Millington, TN         100%     $21,050,000    701,819  $2,035,275
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Nissan Property         Nissan Motor Acceptance       Irving, TX             100%     $ 5,545,700(1) 268,290  $4,225,860(2)
                             Corporation
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     IKON Buildings          IKON Office Solutions, Inc.   Houston, TX            100%     $20,650,000    157,790  $2,015,767
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     State Street Building   SSB Realty, LLC               Quincy, MA             100%     $49,563,000    234,668  $6,922,706
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     AmeriCredit Building    AmeriCredit Financial         Orange Park, FL       68.2%     $12,500,000     85,000  $1,322,388
                             Services Corporation
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Comdata Building        Comdata Network, Inc.         Nashville, TN         55.0%     $24,950,000    201,237  $2,443,647
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     AT&T Oklahoma           AT&T Corp.                    Oklahoma City, OK     55.0%     $15,300,000    103,500  $1,242,000
     Buildings               Jordan Associates, Inc.                                                       25,000  $  294,504
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Metris Minnesota        Metris Direct, Inc.           Minnetonka, MN         100%     $52,800,000    300,633  $4,960,445
     Building
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Stone & Webster         Stone & Webster, Inc.         Houston, TX            100%     $44,970,000    206,048  $4,533,056
     Building                SYSCO Corporation                                                            106,516  $2,130,320
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Motorola Plainfield     Motorola, Inc.                South Plainfield,      100%     $33,648,156    236,710  $3,324,427
     Building                                              NJ
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Quest Building          Quest Software, Inc.          Irvine, CA            15.8%     $ 7,193,000     65,006  $1,287,119
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Delphi Building         Delphi Automotive Systems,    Troy, MI               100%     $19,800,000    107,193  $1,937,664
                             LLC
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Avnet Building          Avnet, Inc.                   Tempe, AZ              100%     $13,250,000    132,070  $1,516,164
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Siemens Building        Siemens Automotive Corp.      Troy, MI              56.8%     $14,265,000     77,054  $1,371,946
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Motorola Tempe          Motorola, Inc.                Tempe, AZ              100%     $16,000,000    133,225  $1,913,999
     Building
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     ASML Building           ASM Lithography, Inc.         Tempe, AZ              100%     $17,355,000     95,133  $1,927,788
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Dial Building           Dial Corporation              Scottsdale, AZ         100%     $14,250,000    129,689  $1,387,672
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Metris Tulsa Building   Metris Direct, Inc.           Tulsa, OK              100%     $12,700,000    101,100  $1,187,925
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Cinemark Building       Cinemark USA, Inc.            Plano, TX              100%     $21,800,000     65,521  $1,366,491
                             The Coca-Cola Co.                                                             52,587  $1,354,524
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Gartner Building        The Gartner Group, Inc.       Ft. Myers, FL         56.8%     $ 8,320,000     62,400  $  830,968
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Videojet Technologies   Videojet Technologies, Inc.   Wood Dale, IL          100%     $32,630,940    250,354  $3,376,743
     Chicago (formerly
     known as the "Marconi
     Building")
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Johnson Matthey         Johnson Matthey, Inc.         Tredyffrin            56.8%     $ 8,000,000    130,000    $841,750
     Building                                              Township, PA
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Alstom Power Richmond   Alstom Power, Inc.            Midlothian, VA         100%     $11,400,000     99,057  $1,225,963
     Building
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Sprint Building         Sprint Communications         Leawood, KS           56.8%     $ 9,500,000     68,900  $1,062,949
                             Company, L.P.
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     EYBL CarTex Building    EYBL CarTex, Inc.             Greenville, SC        56.8%     $ 5,085,000    169,510  $  543,845
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Matsushita Building     Matsushita Avionics Systems   Lake Forest, CA        100%     $18,431,206    144,906  $1,995,704
                             Corporation
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     AT&T Pennsylvania       Pennsylvania Cellular         Harrisburg, PA         100%     $12,291,200     81,859  $1,442,116
     Building                Telephone Corp.
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     PwC Building            PricewaterhouseCoopers, LLP   Tampa, FL              100%     $21,127,854    130,091  $2,093,382
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Fairchild Building      Fairchild Technologies        Fremont, CA           77.5%     $ 8,900,000     58,424  $  922,444
                             U.S.A., Inc.
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Cort Furniture          Cort Furniture Rental         Fountain Valley,      44.0%     $ 6,400,000     52,000  $  834,888
     Building                Corporation                   CA
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Iomega Building         Iomega Corporation            Ogden City, UT         3.7%     $ 5,025,000    108,250  $  539,958
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Interlocken Building    ODS Technologies, L.P. and    Broomfield, CO         3.7%     $ 8,275,000     51,975  $1,031,003
                             GAIAM, Inc.
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Ohmeda Building         Ohmeda, Inc.                  Louisville, CO         3.7%     $10,325,000    106,750  $1,004,517
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Alstom Power            Alstom Power, Inc.            Knoxville, TN          3.7%     $ 7,900,000     84,404  $1,106,519
     Knoxville Building
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------
     Avaya Building          Avaya, Inc.                   Oklahoma City, OK      3.7%     $ 5,504,276     57,186  $  536,977
     ----------------------- ----------------------------- ------------------- ---------- ------------   --------- ----------

     (1) This represents the costs incurred by Wells OP to purchase the land. Total costs to be incurred for development of the Nissan Property are currently estimated to be $42,259,000.

     (2) Annual rent does not take effect until construction of the building is completed and the tenant is occupying the building.

Wells OP owns interests in properties directly and through equity ownership in the following joint ventures:

------------------------------ ---------------------------------- -----------------------------------
        Joint Venture               Joint Venture Partners        Properties Held by Joint Venture
------------------------------ ---------------------------------- -----------------------------------
Fund XIII-REIT Joint Venture   Wells Operating Partnership, L.P.  The AmeriCredit Building
                               Wells Real Estate Fund XIII, L.P.  The ADIC Buildings
------------------------------ ---------------------------------- -----------------------------------
Fund XII-REIT Joint Venture    Wells Operating Partnership, L.P.  The Siemens Building
                               Wells Real Estate Fund XII, L.P.   The AT&T Oklahoma Buildings
                                                                  The Comdata Building
------------------------------ ---------------------------------- -----------------------------------
Fund XI-XII-REIT Joint         Wells Operating Partnership, L.P.  The EYBL CarTex Building
Venture                        Wells Real Estate Fund XI, L.P.    The Sprint Building
                               Wells Real Estate Fund XII, L.P.   The Johnson Matthey Building
                                                                  The Gartner Building
------------------------------ ---------------------------------- -----------------------------------
Fund IX-X-XI-REIT Joint        Wells Operating Partnership,       The Alstom Power Knoxville Building
Venture                        L.P.                               The Ohmeda Building
                               Wells Real Estate Fund IX, L.P.    The Interlocken Building
                               Wells Real Estate Fund X, L.P.     The Avaya Building
                               Wells Real Estate Fund XI, L.P.    The Iomega Building
------------------------------ ---------------------------------- -----------------------------------
Wells/Fremont Associates       Wells Operating Partnership, L.P.  The Fairchild Building
Joint Venture (the "Fremont    Fund X-XI Joint Venture
Joint Venture")
------------------------------ ---------------------------------- -----------------------------------
Wells/Orange County            Wells Operating Partnership, L.P.  The Cort Building
Associates Joint Venture       Fund X-XI Joint Venture
(the "Orange County Joint
Venture")
------------------------------ ---------------------------------- -----------------------------------
Fund VIII-IX-REIT Joint        Wells Operating Partnership, L.P.  Quest Building
Venture                        Fund VIII-IX Joint Venture
------------------------------ ---------------------------------- -----------------------------------

     (c) Critical Accounting Policies

     The Company's accounting policies have been established in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain.

       Revenue Recognition

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

       Real Estate

     Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Company has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Company would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Company nor its joint ventures have recognized impairment losses on real estate assets in 2002 or 2001.

       Deferred Project Costs

     Wells Capital, Inc. (the "Advisor") expects to continue to fund 100% of the acquisition and advisory fees and acquisition expenses and recognize related expenses, to the extent that such costs exceed 3.5% of cumulative capital raised (subject to certain overall limitations described in the prospectus), on behalf of the Company. The Company records acquisition and advisory fees and acquisition expenses by capitalizing deferred project costs and reimbursing the Advisor in an amount equal to 3.5% of cumulative capital raised to date. As the Company invests its capital proceeds, deferred project costs are applied to real estate assets, either directly or through contributions to joint ventures, at an amount equal to 3.5% of each investment and depreciated over the useful lives of the respective real estate assets. Acquisition and advisory fees and acquisition expenses paid as of March 31, 2002, amounted to $37,965,419 and represented approximately 3.5% of shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture, or real estate assets. Deferred project costs at March 31, 2002 and December 31, 2001, represent fees paid, but not yet applied to properties.

       Deferred Offering Costs

     The Advisor expects to continue to fund 100% of the organization and offering costs and recognize related expenses, to the extent that such costs exceed 3% of cumulative capital raised, on behalf of the Company. Organization and offering costs include items such as legal and accounting fees, marketing and promotional costs, and printing costs, and specifically exclude sales costs and underwriting commissions. The Company records offering costs by accruing deferred offering costs, with an offsetting liability included in due to affiliates, at an amount equal to the lesser of 3% of cumulative capital raised to date or actual costs incurred from third-parties less reimbursements paid to the Advisor. As the actual equity is raised, the Company reverses the deferred offering costs accrual and recognizes a charge to stockholders' equity upon reimbursing the Advisor. As of March 31, 2002, the Advisor had paid offering expenses on behalf of the Company in an aggregate amount of $23,230,560, of which the Advisor had been reimbursed $22,021,962, which did not exceed the 3% limitation. Deferred offering costs in the accompanying balance sheet represent costs incurred by the Advisor which will be reimbursed by the Company.

     (d) Distribution Policy

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

     (e) Income Taxes

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

     (f) Employees

     The Company has no direct employees. The employees of the Advisor and Wells Management Company, Inc., perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

     (g) Insurance

     Wells Management Company, Inc., an affiliate of the Company and the Advisor, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Company. In the opinion of management, the properties are adequately insured.

     (h) Competition

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

     (i) Statement of Cash Flows

     For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

     (j) Basis of Presentation

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

     The consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the Board of Directors, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2001.

2.   INVESTMENT IN JOINT VENTURES

     (a) Basis of Presentation

     As of March 31, 2002, the Company owned interests in 17 properties in joint ventures with related entities through its ownership in Wells OP, which owns interests in seven such joint ventures. The Company does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method.

     (b) Summary of Operations

     The following information summarizes the operations of the unconsolidated joint ventures in which the Company, through Wells OP, had ownership interests as of March 31, 2002 and 2001, respectively. There were no additional investments in joint ventures made by the Company during the three months ended March 31, 2002.


                                                                                           Wells OP's Share of Net
                                    Total Revenues                  Net Income                     Income
                               --------------------------- ---------------------------- ---------------------------
                                  Three Months Ended            Three Months Ended           Three Months Ended
                               --------------------------- ---------------------------- ---------------------------
                                March 31,      March 31,       March 31,      March 31,     March 31,     March 31,
                                  2002           2001            2002           2001          2002          2001
                               ----------     ----------      ----------     ----------    ----------     ---------
     Fund IX-X-XI-REIT
      Joint Venture            $1,379,059     $1,449,856      $  554,268     $  638,435    $   20,572      $ 23,696

     Cort Joint Venture           212,006        199,586         129,750        133,753        56,658        58,406
     Fremont Joint
       Venture                    225,161        225,178         135,948        142,612       105,365       110,530
     Fund XI-XII-REIT
       Joint Venture              858,219        847,030         497,149        514,277       282,197       291,918
     Fund XII-REIT
      Joint Venture             1,670,863        947,943         805,513        445,321       442,726       208,634
     Fund VIII-IX-REIT
       Joint Venture              323,746        267,624         160,696        105,033       273,931        16,529
     Fund XIII-REIT
       Joint Venture              700,648              0         401,674              0        25,374             0
                               ----------     ----------      ----------     ----------    ----------      --------
                               $5,369,702     $3,937,217      $2,684,998     $1,979,431    $1,206,823      $709,713
                               ==========     ==========      ==========     ==========    ==========      ========

3.   INVESTMENTS IN REAL ESTATE

     As of March 31, 2002, the Company, through its ownership in Wells OP, owns 27 properties directly. The following describes acquisitions made directly by Wells OP during the three months ended March 31, 2002.

     The Andersen Building

     On January 11, 2002, Wells OP purchased the Andersen Building, a three-story office building containing approximately 157,700 rentable square feet on a 9.8 acre tract of land located in Sarasota County, Florida for a purchase price of $21,400,000, excluding closing costs. The Andersen Building is leased to Arthur Andersen LLP ("Andersen"). The current term of the Andersen lease is 10 years, which commenced on November 11, 1998 and expires on October 31, 2009. Andersen has the right to extend the initial 10-year term of its lease for two additional five-year periods at 90% of the then-current market rental rate. The current annual base rent payable under the Andersen lease is $1,988,454. Andersen has the option to purchase the Andersen Building prior to the end of the fifth lease year for $23,250,000 and again at the expiration of the initial lease term for $25,148,000.

     The Transocean Houston Building

     On March 15, 2002, Wells OP purchased the Transocean Houston Building, a six story office building containing approximately 156,000 rentable square feet located in Houston, Harris County, Texas for a purchase price of $22,000,000, excluding closing costs. The Transocean Houston Building is 100% leased to Transocean Deepwater Offshore Drilling, Inc. ("Transocean") and Newpark Drilling Fluids, Inc. ("Newpark").

     The Transocean lease is a triple net lease which covers approximately 103,260 square feet commencing in December 2001 and expiring in March 2011. The initial annual base rent payable under the Transocean lease is $2,110,035. Transocean has the option to extend the initial term of its lease for either (1) two additional five-year periods, or (2) one additional ten-year period, at the then-current market rental rate. In addition, Transocean has an expansion option and a right of first refusal for up to an additional 51,780 rentable square feet.

     The Newpark lease covers approximately 52,731 rentable square feet and is a net lease that commenced in August 1999 and expires in August 2009. The current annual base rent payable under the Newpark lease is $1,153,227.

     The Novartis Atlanta Building

     On March 28, 2002, Wells OP purchased the Novartis Atlanta Building, a four-story office building containing approximately 100,000 rentable square feet located in Duluth, Fulton County, Georgia for a purchase price of $15,000,000, excluding closing costs. The Novartis Atlanta Building is 100% leased to Novartis Opthalmics, Inc. ("Novartis"). The Novartis lease is a net lease which commenced in August 2001 and expires in July 2011. Novartis Corporation, the parent of Novartis, has guaranteed the lease. The current annual base rent payable is $1,426,240. Novartis, at its option, may extend the initial term of its lease for three additional five-year periods at the then-current market rental rate. In addition, Novartis may terminate the lease at the end of the fifth lease year by paying a $1,500,000 termination fee.

     The Dana Corporation Buildings

     On March 29, 2002, Wells OP purchased all of the membership interests in Dana Farmington Hills, LLC and Dana Kalamazoo, LLC, which respectively owned a three-story office and research development building containing approximately 112,400 rentable square feet located in Farmington Hills, Oakland County, Michigan (the "Dana Detroit Building") and a two-story office and industrial building containing approximately 147,000 rentable square feet located in Kalamazoo, Kalamazoo County, Michigan (the "Dana Kalamazoo Building") for an aggregate purchase price of $41,950,000, excluding closing costs.

     The Dana Detroit Building is 100% leased to the Dana Corporation ("Dana") under a net lease that commenced in October 2001 and expires in October 2021. The current annual base rent payable under the Dana lease for Detroit is $2,330,600. Dana may, at its option, extend the initial term of its lease for six additional five-year periods at the then-current market rental rate. Additionally, Dana may terminate the lease after the eleventh year of its initial lease term subject to certain conditions.

     The Dana Kalamazoo Building is also 100% leased to Dana. The Dana lease for Kalamazoo is a net lease which commenced in October 2001 and expires in October 2011. The current annual base rent payable is $1,842,800. Dana has the option to extend the initial term of the Dana lease in Kalamazoo for six additional five-year periods at the then-current market rental rate. Additionally, Dana may terminate the lease at any time after the sixth year of the initial lease term and before the end of the nineteenth lease year, subject to certain conditions.

4.   NOTES PAYABLE

     Notes payable consists of (i) $7,655,600 of draws on a line of credit from SouthTrust Bank secured by a first mortgage against the Cinemark, ASML, Dial, PwC, Motorola Tempe and Avnet Buildings and (ii) $3,415,986 outstanding on the construction loan from Bank of America which is being used to fund the development of the Nissan Property.

5.   DUE TO AFFILIATES

     Due to affiliates consists of amounts due to the Advisor for Acquisitions and Advisory Fees and Acquisition Expenses, deferred offering costs, and other operating expenses paid on behalf of the Company. Also included in due to affiliates is the amount due to the Fund VIII-IX Joint Venture related to the Matsushita lease guarantee, which is explained in detail in the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2001. Payments of $601,963 have been made as of March 31, 2002 toward funding the obligation under the Matsushita agreement.

6.   COMMITMENTS AND CONTINGENCIES

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

     Following the acquisition of each property, Wells Exchange will attempt to sell co-tenancy interests to 1031 Participants, the proceeds of which will be used to pay off the interim financing. In consideration for the payment of a Take Out Fee to the Company, and following approval of the potential property acquisition by the Company's Board of Directors, it is anticipated that Wells OP will enter into a contractual relationship providing that, in the event that Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, Wells OP will purchase, at Wells Exchange's cost, any co-tenancy interests remaining unsold at the end of the offering period. As a part of the initial transaction in the Wells Section 1031 Program, and in consideration for the payment of a take out fee in the amount of $137,500 to the Company, Wells OP entered into a take out purchase and escrow agreement dated April 16, 2001 providing, among other things, that Wells OP would be obligated to acquire, at Wells Exchange's cost, any unsold co-tenancy interests in the building known as the Ford Motor Credit Complex which remained unsold at the expiration of the offering of Wells Exchange on April 15, 2002. On April 12, 2002, Wells Exchange paid off the interim financing on the Ford Motor

     Credit Complex and, accordingly, Wells OP has been released from its prior obligations under the take out purchase and escrow agreement relating to such property.

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

     Liquidity and Capital Resources

     During the three months ended March 31, 2002, the Company received aggregate gross offering proceeds of $255,702,943 from the sale of 25,570,293 shares of its common stock. After payment of $8,843,134 in acquisition and advisory fees and acquisition expenses, payment of $27,106,265 in selling commissions and organization and offering expenses, and common stock redemptions of $3,041,981 pursuant to the Company's share redemption program, the Company raised net offering proceeds of $216,711,563 during the first quarter of 2002, of which $185,290,197 remained available for investment in properties at quarter end.

     During the three months ended March 31, 2001, the Company received aggregate gross offering proceeds of $66,174,704 from the sale of 6,617,470 shares of its common stock. After payment of $2,288,933 in acquisition and advisory fees and acquisition expenses, payment of $8,175,768 in selling commissions and organizational and offering expenses, and common stock redemptions of $776,555 pursuant to the Company's share redemption program, the Company raised net offering proceeds of $54,933,448 during the first quarter of 2001, of which $5,952,930 was available for investment in properties at quarter end.

     The significant increase in capital resources available to the Company is due to significantly increased sales of its common stock during the first quarter of 2002.

     As of March 31, 2002, the Company owned interests in 44 real estate properties either directly or through its interests in joint ventures. These properties are generating operating cash flow sufficient to cover the Company's operating expenses and pay dividends to shareholders. Dividends declared for the first quarter of 2002 and the first quarter of 2001 were approximately $0.194 and $0.188 per share, respectively. Although there is no assurance, management of the Company anticipates that dividend distributions to shareholders will continue in 2002 at a level at least comparable with 2001 dividend distributions.

     Cash Flows From Operating Activities

     The Company's net cash provided by operating activities was $13,113,549 and $8,235,314 for the three months ended March 31, 2002 and 2001, respectively. The increase in net cash provided by operating activities was due primarily to the net income generated by additional properties acquired during 2002 and 2001.

     Cash Flows Used In Investing Activities

     The Company's net cash used in investing activities was $111,821,692 and $4,264,257 for the three months ended March 31, 2002 and 2001, respectively. The increase in net cash used in investing activities was due primarily to investments in properties and the payment of related deferred project costs, partially offset by distributions received from joint ventures.

     Cash Flows From Financing Activities

     The Company's net cash provided by financing activities was $210,144,548 for the three months ended March 31, 2002 and net cash used in financing activities for the three months ended March 31, 2001 was $113,042. The increase in net cash provided by financing activities was due primarily to the raising of additional capital and the lack of debt payments which were $56.9 million in the prior year. The Company raised $255,702,943 in offering proceeds for the three months ended March 31, 2002, as compared to $66,174,705 for the same period in 2001. Additionally, the Company paid dividends totaling $17.6 million compared to $6.2 million in the first quarter of 2002 and 2001, respectively.

     Results of Operations

     As of March 31, 2002, the Company's real estate properties were 100% leased to tenants. Gross revenues were $19,192,803 and $10,669,713 for the three months ended March 31, 2002 and 2001, respectively. Gross revenues for the three months ended March 31, 2002 and 2001 were attributable to rental income, interest income earned on funds held by the Company prior to the investment in properties, and income earned from joint ventures. The increase in revenues in 2002 was primarily attributable to the purchase of additional properties for $104,051,998 during 2002 and the purchase of additional properties for $227,933,858 in the last three quarters of 2001. The purchase of additional properties also resulted in an increase in expenses which totaled $8,413,139 for the three months ended March 31, 2002, as compared to $7,394,368 for the three months ended March 31, 2001. Expenses in 2002 and 2001 consisted primarily of depreciation, interest expense, management and leasing fees and general and administrative costs. As a result, the Company's net income also increased from $3,275,345 for the three months ended March 31, 2001 to $10,779,664 for the three months ended March 31, 2002.

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

     The following table reflects the calculation of FFO and AFFO for the three months ended March 31, 2002 and 2001, respectively:


                                                              Three Months Ended        Three Months Ended
                                                                March 31, 2002            March 31, 2001
                                                              ------------------        ------------------
   FUNDS FROM OPERATIONS:
       Net income                                                 $10,779,664              $ 3,275,345
       Add:
         Depreciation of real assets                                5,744,452                3,187,179
         Amortization of deferred leasing costs                        72,749                   75,837
         Depreciation and amortization -
                unconsolidated partnerships                           706,176                  299,116
                                                                  -----------              -----------
     Funds from operations (FFO)                                   17,303,041                6,837,477

     Adjustments:
       Loan cost amortization                                         175,462                  214,757
       Straight line rent                                          (1,038,378)                (616,465)
       Straight line rent -
                unconsolidated partnerships                           (99,315)                 (39,739)
       Lease acquisition fees paid-
         unconsolidated partnerships                                        0                   (2,356)
                                                                  -----------              -----------
       Adjusted funds from operations (AFFO)                      $16,340,810              $ 6,393,674
                                                                  ===========              ===========

     WEIGHTED AVERAGE SHARES:

     BASIC AND DILUTED                                             95,130,210               34,359,444
                                                                  ===========              ===========

     Inflation

     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Company from the impact of inflation. These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

     Critical Accounting Policies

     The Company's reported results of operations are impacted by management judgments related to application of accounting policies. A discussion of the accounting policies that management considers to be critical, in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain, is included in Footnote 1 to the financial statements.

                           PART II. OTHER INFORMATION

ITEM 6 (b.)   The Registrant filed the following reports on Form 8-K during the first quarter of 2002:

              (i) Current Report on Form 8-K dated December 21, 2001, which was filed with the Commission on January 4, 2002, reporting the acquisitions of the Convergys Building located in Tamarac, Florida, the ADIC Buildings located in Parker, Colorado, and the Windy Point Buildings located in Schaumburg, Illinois;

              (ii) Amendment No. 1 to Form 8-K dated December 21, 2001, which was filed with the Commission on January 31, 2002, providing the required financial statements of the Registrant relating to the acquisitions of the Convergys Building located in Tamarac, Florida, the ADIC Buildings located in Parker, Colorado, and the Windy Point Buildings located in Schaumburg, Illinois; and

              (iii) Current Report of Form 8-K dated March 28, 2002, reporting the acquisitions by the Registrant of the Transocean Houston Building located in Houston, Texas, the Novartis Building located in Atlanta, Georgia, and the Dana Corporation Buildings located in Detroit, Michigan and Kalamazoo, Michigan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE INVESTMENT TRUST, INC.
                                   (Registrant)



Dated:  May 14, 2002           By: /s/ Douglas P. Williams
                                   -----------------------------------------
                                   Douglas P. Williams
                                   Treasurer and Principal Financial Officer