Form 10-Q
period 2002-06-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2002-08-14
CIK 1042776

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

        ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

        ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-25739

WELLS REAL ESTATE INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-2328421
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Pkway., Atlanta, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

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

Yes  ☒    No  ☐

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARY

PART I.    FINANCIAL INFORMATION

Effective June 26, 2002, Wells Real Estate Investment Trust, Inc. (the “Company”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Company’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Registrant for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
REAL ESTATE, at cost:
Land	$110,330,449	$86,246,985
Building and improvements, less accumulated depreciation of $37,717,737 in 2002 and $24,814,454 in 2001	689,490,969	472,383,102
Construction in progress	16,081,841	5,738,573

Total real estate	815,903,259	564,368,660
INVESTMENT IN JOINT VENTURES	76,217,870	77,409,980
CASH AND CASH EQUIVALENTS	341,909,775	75,586,168
INVESTMENT IN BONDS	22,000,000	22,000,000
ACCOUNTS RECEIVABLE	10,709,104	6,003,179
NOTES RECEIVABLE	5,149,792	0
DEFERRED LEASE ACQUISITION COSTS, net	1,790,608	1,525,199
DEFERRED PROJECT COSTS	14,314,914	2,977,110
DUE FROM AFFILIATES	1,897,309	1,692,727
DEFERRED OFFERING COSTS	1,392,934	0
PREPAID EXPENSES AND OTHER ASSETS, net	1,881,308	718,389

Total assets	$1,293,166,873	$752,281,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$15,658,141	$8,124,444
Obligation under capital lease	22,000,000	22,000,000
Accounts payable and accrued expenses	11,840,214	8,727,473
Dividends payable	4,538,635	1,059,026
Deferred rental income	1,013,544	661,657
Due to affiliates	2,106,790	2,166,161

Total liabilities	57,157,324	42,738,761

MINORITY INTEREST OF UNIT HOLDER IN OPERATING PARTNERSHIP	200,000	200,000

SHAREHOLDERS’ EQUITY:
Common shares, $.01 par value; 125,000,000 shares authorized, 145,589,053 shares issued and 144,366,772 outstanding at June 30, 2002, and 83,761,469 shares issued and 83,206,429 shares outstanding at December 31, 2001	1,455,890	837,614
Additional paid-in capital	1,290,858,515	738,236,525
Cumulative distributions in excess of earnings	(43,991,669)	(24,181,092)
Treasury stock, at cost, 1,222,381 shares at June 30, 2002 and 555,040 shares at December 31, 2001	(12,223,808)	(5,550,396)
Other comprehensive loss	(289,379)	0

Total shareholders’ equity	1,235,809,549	709,342,651

Total liabilities and shareholders’ equity	$1,293,166,873	$752,281,412

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Rental income	$21,833,652	$9,851,167	$38,571,815	$19,711,252
Equity in income of joint ventures	1,271,863	809,481	2,478,686	1,519,194
Interest income	1,534,636	93,092	2,648,351	193,007
Take out fee	0	137,500	134,102	137,500

	24,640,151	10,891,240	43,832,954	21,560,953

EXPENSES:
Depreciation	7,158,830	3,206,638	12,903,282	6,393,817
Operating costs, net of reimbursements	1,439,299	783,244	2,063,997	1,874,428
Management and leasing fees	1,003,587	552,188	1,903,082	1,117,902
Administrative costs	592,426	584,184	1,121,457	759,291
Interest expense	440,001	648,946	880,002	2,809,373
Amortization of deferred financing costs	249,530	77,142	424,992	291,899

	10,883,673	5,852,342	19,296,812	13,246,710

NET INCOME	$13,756,478	$5,038,898	$24,536,142	$8,314,243

BASIC AND DILUTED EARNINGS PER SHARE	$0.11	$0.12	$0.22	$0.22

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	126,037,819	42,192,347	110,885,641	38,328,405

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2001
AND FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Retained Earnings	Treasury Stock Shares	Treasury Stock Amount	Other Comprehensive Income	Total Shareholders’ Equity

BALANCE, December 31, 2000	31,509,807	$315,097	$275,573,339	$(9,133,855)	$0	(141,297)	$(1,412,969)	$0	$265,341,612

Issuance of common stock	52,251,662	522,517	521,994,103	0	0	0	0	0	522,516,620

Treasury stock purchased	0	0	0	0	0	(413,743)	(4,137,427)	0	(4,137,427)

Net income	0	0	0	0	21,723,967	0	0	0	21,723,967

Dividends ($.76 per share)	0	0	0	(15,047,237)	(21,723,967)	0	0	0	(36,771,204)

Sales commissions and discounts	0	0	(49,246,118)	0	0	0	0	0	(49,246,118)

Other offering expenses	0	0	(10,084,799)	0	0	0	0	0	(10,084,799)

BALANCE, December 31, 2001	83,761,469	837,614	738,236,525	(24,181,092)	0	(555,040)	(5,550,396)	0	709,342,651

Issuance of common stock	61,827,594	618,276	617,657,655	0	0	0	0	0	618,275,931

Treasury stock purchased	0	0	0	0	0	(667,341)	(6,673,412)	0	(6,673,412)

Net income	0	0	0	0	24,536,142	0	0	0	24,536,142

Dividends ($.39 per share)	0	0	0	(19,810,577)	(24,536,142)	0	0	0	(44,346,719)

Sales commissions and discounts	0	0	(58,958,984)	0	0	0	0	0	(58,958,984)

Other offering expenses	0	0	(6,076,681)	0	0	0	0	0	(6,076,681)

Gain/(loss) on interest rate swap	0	0	0	0	0	0	0	(289,379)	(289,379)

BALANCE, June 30, 2002 (unaudited)	145,589,063	$1,455,890	$1,290,858,515	$(43,991,669)	$0	(1,222,381)	$(12,223,808)	$(289,379)	$1,235,809,549

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,536,142	$8,314,243
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint venture	(2,478,686)	(1,519,194)
Depreciation	12,903,282	6,393,817
Amortization of deferred financing costs	424,992	291,899
Amortization of deferred leasing costs	150,815	151,674
Changes in assets and liabilities:
Accounts receivable	(4,705,925)	(1,304,851)
Due from affiliates	(30,532)
Deferred rental income	351,887	(285,776)
Accounts payable and accrued expenses	3,112,741	425,824
Prepaid expenses and other assets, net	(1,017,517)	3,525,288
Due to affiliates	(108,912)	295,385

Net cash provided by operating activities	33,138,287	16,288,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate	(259,535,578)	(3,784,088)
Investment in joint venture	0	(16,126,925)
Deferred project costs paid	(22,008,219)	(5,642,317)
Distributions received from joint ventures	3,496,746	1,784,599
Deferred lease acquisition costs paid	(400,000)	0

Net cash used in investing activities	(278,447,051)	(23,768,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	7,533,697	21,398,850
Repayment of note payable	0	(138,763,187)
Dividends paid	(40,867,110)	(13,795,534)
Issuance of common stock	618,275,931	162,606,610
Sales commissions paid	(58,958,984)	(15,314,860)
Offering costs paid	(6,817,978)	(4,836,272)
Treasury stock purchased	(6,673,412)	(1,397,561)
Deferred financing costs paid	(859,773)	(640,999)

Net cash provided by financing activities	511,632,371	9,257,047

NET INCREASE IN CASH AND CASH EQUIVALENTS	266,323,607	1,776,625
CASH AND CASH EQUIVALENTS, beginning of year	75,586,168	4,298,301

CASH AND CASH EQUIVALENTS, end of period	$341,909,775	$6,074,926

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Deferred project costs applied to real estate assets	$10,068,319	$5,516,763

Deferred project costs applied to joint ventures	$0	$671,961

Deferred project costs due to affiliate	$512,044	$335,667

Interest rate swap	$(289,379)	$0

Deferred offering costs due to affiliate	$1,392,934	$731,573

Other offering costs due to affiliate	$201,811	$287,715

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	General

Wells Real Estate Investment Trust, Inc. (the “Company”) is a Maryland corporation formed on July 3, 1997, which qualifies as a real estate investment trust (“REIT”). Substantially all of the Company’s business is conducted through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes on behalf of the Company. The Company is the sole general partner of Wells OP.

On January 30, 1998, the Company commenced its initial public offering of up to 16,500,000 shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, upon receiving and accepting subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999 at which time gross proceeds of approximately $132,181,919 had been received from the sale of approximately 13,218,192 shares. The Company commenced its second public offering of shares of common stock on December 20, 1999, which was terminated on December 19, 2000 after receipt of gross proceeds of approximately $175,229,193 from the sale of approximately 17,522,919 shares from the second public offering. The Company commenced its third public offering of the shares of common stock on December 20, 2000. As of June 30, 2002, the Company has received gross proceeds of approximately $1,148,480,413 from the sale of approximately 114,848,041 shares from its third public offering. Accordingly, as of June 30, 2002, the Company has received aggregate gross offering proceeds of approximately $1,455,891,526 from the sale of 145,589,153 shares of its common stock to investors. After payment of $50,528,371 in acquisition and advisory fees and acquisition expenses, payment of $163,576,134 in selling commissions and organization and offering expenses, capital contributions to joint ventures and acquisitions expenditures by Wells OP of $885,294,095 for property acquisitions, and common stock redemptions of $12,223,808 pursuant to the Company’s share redemption program, the Company was holding net offering proceeds of $344,269,118 available for investment in properties, as of June 30, 2002.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	Properties

As of June 30, 2002, the Company owned interests in 52 properties listed in the table below through its ownership in Wells OP. As of June 30, 2002, all of these properties were 100% leased.

Property Name	Tenant	Property Location	% Owned	Purchase Price		Square Feet	Annual Rent
MFS Phoenix	Massachusetts Financial Services Company	Phoenix, AZ	100%	$25,800,000		148,605		$2,347,959

TRW Denver	TRW, Inc.	Aurora, CO	100%	$21,060,000		108,240		$2,870,709

Agilent Boston	Agilent Technologies, Inc.	Boxborough, MA	100%	$31,742,274		174,585		$3,578,993

Experian/TRW	Experian Information Solutions, Inc.	Allen, TX	100%	$35,150,000		292,700		$3,438,277

BellSouth Ft. Lauderdale	BellSouth Advertising and Publishing Corporation	Ft. Lauderdale, FL	100%	$6,850,000		47,400		$747,033

Agilent Atlanta	Agilent Technologies, Inc. Koninklijke Philips Electronics N.V.	Alpharetta, GA	100%	$15,100,000		66,811 34,396	$ $	1,344,905 692,391

Travelers Express Denver	Travelers Express Company, Inc.	Lakewood, CO	100%	$10,395,845		68,165		$1,012,250

Dana Kalamazoo	Dana Corporation	Kalamazoo, MI	100%	$41,950,000	(1)	147,004		$1,842,800

Dana Detroit	Dana Corporation	Farmington Hills, MI	100%	(see above)	(1)	112,480		$2,330,600

Novartis Atlanta	Novartis Opthalmics, Inc.	Duluth, GA	100%	$15,000,000		100,087		$1,426,240

Transocean Houston	Transocean Deepwater Offshore Drilling, Inc. Newpark Drilling Fluids, Inc.	Houston, TX	100%	$22,000,000		103,260 52,731	$ $	2,110,035 1,153,227

Arthur Andersen	Arthur Andersen LLP	Sarasota, FL	100%	$21,400,000		157,700		$1,988,454

Windy Point I	TCI Great Lakes, Inc. The Apollo Group, Inc. Global Knowledge Network Various other tenants	Schaumburg, IL	100%	$32,225,000	(2)	129,157 28,322 22,028 8,884	$ $ $ $	2,067,204 477,226 393,776 160,000

Windy Point II	Zurich American Insurance	Schaumburg, IL	100%	$57,050,000	(2)	300,034		$5,091,577

Convergys	Convergys Customer Management Group, Inc.	Tamarac, FL	100%	$13,255,000		100,000		$1,248,192

ADIC	Advanced Digital Information Corporation	Parker, CO	68.2%	$12,954,213		148,204		$1,222,683

Lucent	Lucent Technologies, Inc.	Cary, NC	100%	$17,650,000		120,000		$1,800,000

Ingram Micro	Ingram Micro, L.P.	Millington, TN	100%	$21,050,000		701,819		$2,035,275

Nissan (3)	Nissan Motor Acceptance Corporation	Irving, TX	100%	$42,259,000	(4)	268,290		$4,225,860	(5)

IKON	IKON Office Solutions, Inc.	Houston, TX	100%	$20,650,000		157,790		$2,015,767

State Street	SSB Realty, LLC	Quincy, MA	100%	$49,563,000		234,668		$6,922,706

AmeriCredit	AmeriCredit Financial Services Corporation	Orange Park, FL	68.2%	$12,500,000		85,000		$1,336,200

Comdata	Comdata Network, Inc.	Brentwood, TN	55.0%	$24,950,000		201,237		$2,458,638

AT&T Oklahoma	AT&T Corp. Jordan Associates, Inc.	Oklahoma City, OK	55.0%	$15,300,000		103,500 25,000	$ $	1,242,000 294,500

Metris Minnesota	Metris Direct, Inc.	Minnetonka, MN	100%	$52,800,000		300,633		$4,960,445

Stone & Webster	Stone & Webster, Inc. SYSCO Corporation	Houston, TX	100%	$44,970,000		206,048 106,516	$ $	4,533,056 2,130,320

Motorola Plainfield	Motorola, Inc.	S. Plainfield, NJ	100%	$33,648,156		236,710		$3,324,428

Quest	Quest Software, Inc.	Irvine, CA	15.8%	$7,193,000		65,006		$1,287,119

Delphi	Delphi Automotive Systems, LLC	Troy, MI	100%	$19,800,000		107,193		$1,955,524

Avnet	Avnet, Inc.	Tempe, AZ	100%	$13,250,000		132,070		$1,516,164

Siemens	Siemens Automotive Corp.	Troy, MI	56.8%	$14,265,000		77,054		$1,374,643

Motorola Tempe	Motorola, Inc.	Tempe, AZ	100%	$16,000,000		133,225		$1,843,834

ASML	ASM Lithography, Inc.	Tempe, AZ	100%	$17,355,000		95,133		$1,927,788

Dial	Dial Corporation	Scottsdale, AZ	100%	$14,250,000		129,689		$1,387,672

Metris Tulsa	Metris Direct, Inc.	Tulsa, OK	100%	$12,700,000		101,100		$1,187,925

Cinemark	Cinemark USA, Inc. The Coca-Cola Company	Plano, TX	100%	$21,800,000		65,521 52,587	$ $	1,366,491 1,354,184

Gartner	The Gartner Group, Inc.	Ft. Myers, FL	56.8%	$8,320,000		62,400		$830,656

Videojet Technologies Chicago	Videojet Technologies, Inc.	Wood Dale, IL	100%	$32,630,940		250,354		$3,376,746

Johnson Matthey	Johnson Matthey, Inc.	Wayne, PA	56.8%	$8,000,000		130,000		$854,748

Alstom Power Richmond (3)	Alstom Power, Inc.	Midlothian, VA	100%	$11,400,000		99,057		$1,213,324

Sprint	Sprint Communications Company, L.P.	Leawood, KS	56.8%	$9,500,000		68,900		$1,102,404

EYBL CarTex	EYBL CarTex, Inc.	Fountain Inn, SC	56.8%	$5,085,000		169,510		$550,908

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property Name	Tenant	Property Location	% Owned	Purchase Price	Square Feet	Annual Rent
Matsushita (3)	Matsushita Avionics Systems Corporation	Lake Forest, CA	100%	$18,431,206	144,906	$2,005,464

AT&T Pennsylvania	Pennsylvania Cellular Telephone Corp.	Harrisburg, PA	100%	$12,291,200	81,859	$1,442,116

PwC	PricewaterhouseCoopers, LLP	Tampa, FL	100%	$21,127,854	130,091	$2,093,382

Cort Furniture	Cort Furniture Rental Corporation	Fountain Valley, CA	44.0%	$6,400,000	52,000	$834,888

Fairchild	Fairchild Technologies U.S.A., Inc.	Fremont, CA	77.5%	$8,900,000	58,424	$920,144

Avaya	Avaya, Inc.	Oklahoma City, OK	3.7%	$5,504,276	57,186	$536,977

Iomega	Iomega Corporation	Ogden, UT	3.7%	$5,025,000	108,250	$659,868

Interlocken	ODS-Technologies, L.P. and GAIAM, Inc.	Broomfield, CO	3.7%	$8,275,000	51,975	$1,070,515

Ohmeda	Ohmeda, Inc.	Louisville, CO	3.7%	$10,325,000	106,750	$1,004,520

Alstom Power Knoxville	Alstom Power, Inc.	Knoxville, TN	3.7%	$7,900,000	84,404	$1,106,520

(1)	Dana Kalamazoo and Dana Detroit were purchased for an aggregate purchase price of $41,950,000.

(2)	Windy Point I and Windy Point II were purchased for an aggregate purchase price of $89,275,000.

(3)	Includes the actual costs incurred or estimated to be incurred by Wells OP to develop and construct the building in addition to the purchase price of the land.

(4)	Includes estimated costs for the planning, design, development, construction and completion of the Nissan Property.

(5)	Annual rent for Nissan Property does not take effect until construction of the building is completed and the tenant is occupying the building.

Wells OP owns interests in properties directly and through equity ownership in the following joint ventures:

Joint Venture	Joint Venture Partners	Properties Held by Joint Venture

Fund XIII-REIT Joint Venture	Wells Operating Partnership, L.P. Wells Real Estate Fund XIII, L.P.	AmeriCredit ADIC

Fund XII-REIT Joint Venture	Wells Operating Partnership, L.P. Wells Real Estate Fund XII, L.P.	Siemens AT&T Oklahoma Comdata

Fund XI-XII-REIT Joint Venture	Wells Operating Partnership, L.P. Wells Real Estate Fund XI, L.P. Wells Real Estate Fund XII, L.P.	EYBL CarTex Sprint Johnson Matthey Gartner

Fund IX-X-XI-REIT Joint Venture	Wells Operating Partnership, L.P. Wells Real Estate Fund IX, L.P. Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P.	Alstom Power Knoxville Ohmeda Interlocken Avaya Iomega

Wells/Fremont Associates Joint Venture (the “Fremont Joint Venture”)	Wells Operating Partnership, L.P. Fund X-XI Joint Venture	Fairchild

Wells/Orange County Associates Joint Venture (the “Orange County Joint Venture”)	Wells Operating Partnership, L.P. Fund X-XI Joint Venture	Cort Furniture

Fund VIII-IX-REIT Joint Venture	Wells Operating Partnership, L.P. Fund VIII-IX Joint Venture	Quest

(c)	Critical Accounting Policies

The Company’s accounting policies have been established in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain.

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

Operating Cost Reimbursements

The Company generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity, the current year budget and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivables not being realized.

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

Deferred Project Costs

The Company records acquisition and advisory fees and acquisition expenses payable to Wells Capital, Inc. (the “Advisor”) by capitalizing deferred project costs and reimbursing the Advisor in an amount equal to 3.5% of cumulative capital raised to date. As the Company invests its capital proceeds, deferred project costs are applied to real estate assets, either directly or through contributions to joint ventures, and depreciated over the useful lives of the respective real estate assets. Acquisition and advisory fees and acquisition expenses paid as of June 30, 2002, amounted to $50,528,371 and represented approximately 3.5% of capital contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture, or real estate assets. Deferred project costs at June 30, 2002 and December 31, 2001, represent fees paid, but not yet applied to properties.

Deferred Offering Costs

The Advisor expects to continue to fund 100% of the organization and offering costs and recognize related expenses, to the extent that such costs exceed 3% of cumulative capital raised, on behalf of the Company. Organization and offering costs include items such as legal and accounting fees, marketing and promotional costs, and printing costs, and specifically exclude sales costs and underwriting commissions. The Company records offering costs by accruing deferred offering costs, with an offsetting liability included in due to affiliates, at an amount equal to the lesser of 3% of cumulative capital raised to date or actual costs incurred from third-parties less reimbursements paid to the Advisor. As the actual equity is raised, the Company reverses the deferred offering costs accrual and recognizes a charge to stockholders’ equity upon reimbursing the Advisor. As of June 30, 2002, the Advisor had paid organization and offering expenses on behalf of the Company in an aggregate amount of $27,886,146, of which the Advisor had been reimbursed $25,572,034, which did not exceed the 3% limitation. Deferred offering costs in the accompanying balance sheet represent costs incurred by the Advisor which will be reimbursed by the Company.

(d)	Distribution Policy

The Company will make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of its real estate investment trusts’ taxable income. The Company intends to make regular quarterly distributions to stockholders. Distributions will be made to those stockholders who are stockholders as of the record date selected by the Directors. The Company currently calculates quarterly dividends based on the daily record and dividend declaration dates; thus, stockholders are entitled to receive dividends immediately upon the purchase of shares.

Dividends to be distributed to the stockholders are determined by the Board of Directors and are dependent on a number of factors related to the Company, including funds available for payment of dividends, financial condition, capital expenditure requirements and annual distribution requirements in order to maintain the Company’s status as a REIT under the Code. Operating cash flows are expected to increase as additional properties are added to the Company’s investment portfolio.

(e)	Income Taxes

The Company has made an election under Section 856 (C) of the Internal Revenue Code of 1986, as amended (the “Code”), to be taxed as a Real Estate Investment Trust (“REIT”) under the Code beginning with its taxable year ended December 31, 1998. As a REIT for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially adversely affect the Company’s net income and net cash available to distribute to shareholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT and intends to continue to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

(f)	Employees

The Company has no direct employees. The employees of the Advisor and Wells Management Company, Inc. (Wells Management), an affiliate of the Company and the Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investor relations for the Company. The Company has reimbursed the Advisor and Wells Management for allocated salaries, wages and other payroll related costs totaling $683,535 and $254,000 for the six months ended June 30, 2002 and 2001, respectively and $366,380 and $163,725 for the three months ended June 30, 2002 and 2001, respectively.

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

Substantially all of the Company’s business is conducted through Wells OP. On December 31, 1997, Wells OP issued 20,000 limited partner units to the Advisor in exchange for a capital contribution of $200,000. The Company is the sole general partner in Wells OP; consequently, the accompanying consolidated balance sheet of the Company includes the amounts of the Company and Wells OP. The Advisor, a limited partner, is not currently receiving distributions from its investment in Wells OP.

The consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the Board of Directors, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2001.

2.	INVESTMENT IN JOINT VENTURES

(a)	Basis of Presentation

As of June 30, 2002, the Company owned interests in 17 properties in joint ventures with related entities through its ownership in Wells OP, which owns interests in seven such joint ventures. The Company does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Company, through Wells OP, had ownership interests as of June 30, 2002 and 2001, respectively. There were no additional investments in joint ventures made by the Company during the three months and six months ended June 30, 2002.

	Total Revenues		Net Income		Wells OP’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund IX-X-XI-REIT Joint Venture	$1,436,601	$1,087,746	$619,173	$734,418	$22,982	$27,258
Cort Joint Venture	208,707	198,881	140,206	131,374	61,224	57,367
Fremont Joint Venture	227,023	225,178	140,944	135,990	109,237	105,398
Fund XI-XII-REIT Joint Venture	859,027	847,767	545,009	499,960	309,363	283,792
Fund XII-REIT Joint Venture	1,483,224	1,102,873	852,672	587,864	468,646	310,812
Fund VIII-IX-REIT Joint Venture	309,605	313,539	147,998	155,320	23,370	24,854
Fund XIII-REIT Joint Venture	707,919	0	406,236	0	277,041	0

	$5,232,106	$3,775,984	$2,852,238	$2,244,926	$1,271,863	$809,481

	Total Revenues		Net Income		Wells OP’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund IX-X-XI-REIT Joint
Venture	$2,815,660	$2,181,096	$1,173,441	$1,372,853	$43,554	$50,954
Cort Joint Venture	420,713	398,468	269,956	265,127	117,882	115,773
Fremont Joint Venture	452,184	450,356	276,892	278,602	214,602	215,928
Fund XI-XII-REIT Joint Venture	1,717,246	1,689,191	1,042,158	1,014,237	591,560	575,710
Fund XII-REIT Joint Venture	3,154,087	1,896,195	1,658,185	1,033,184	911,372	519,445
Fund VIII-IX-REIT Joint Venture	633,351	580,923	308,694	260,352	48,744	41,384
Fund XIII-REIT Joint Venture	1,408,567	0	807,910	0	550,972	0

	$10,601,808	$7,196,229	$5,537,236	$4,224,355	$2,478,686	$1,519,194

3.	INVESTMENTS IN REAL ESTATE

As of June 30, 2002, the Company, through its ownership in Wells OP, owns 35 properties directly. The following describes acquisitions made directly by Wells OP during the three months ended June 30, 2002.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Travelers Express Denver Building

On April 10, 2002, Wells OP purchased the Travelers Express Denver Building, a one-story office building containing 68,165 rentable square feet located in Lakewood, Jefferson County, Colorado for a purchase price of $10,395,845, excluding closing costs. Travelers Express Building is 100% leased to Travelers Express Company, Inc. (“Travelers Express”). The Travelers Express lease is a net lease that commenced in April 2002 and expires in March 2012. The current annual base rent payable under the Travelers Express lease is $1,012,250. Travelers Express, at its option, has the right to extend the initial term of its lease for two additional five-year terms. Base rent for the first renewal term shall be $19.00 per square foot for years 1-3 and $20.50 per square foot for years 4-5. The base rent for the second renewal term shall be at the then-current market rental rate.

The Agilent Atlanta Building

On April 18, 2002, Wells OP purchased the Agilent Atlanta Building, a two-story office building containing 101,207 rentable square feet located in Alpharetta, Fulton County, Georgia for a purchase price of $15,100,000, excluding closing costs. The Agilent Atlanta Building is leased to Agilent Technologies, Inc. (“Agilent”) and Koninklijke Philips Electronics N.V. (“Philips”).

The Agilent lease is a net lease that covers approximately 66,811 square feet commencing in September 2001 and expiring in September 2011. The initial annual base rent payable under the Agilent lease is $1,344,905. Agilent, at its option, has the right to extend the initial term of its lease for either (1) one additional three-year period, or (2) one additional five-year period, at the then-current market rental rate. In addition, Agilent may terminate the lease at the end of the seventh lease year by paying a $763,650 termination fee.

The Philips lease is a net lease that covers approximately 34,396 rentable square feet commencing in September 2001 and expiring in September 2011. The current annual base rent payable under the Philips lease is $692,391. Philips, at its option, has the right to extend the initial term of its lease for either (1) one additional three-year period, or (2) one additional five-year period, at the then-current market rental rate. In addition, Philips may terminate the lease at the end of the seventh lease year by paying a $393,146 termination fee.

The BellSouth Ft. Lauderdale Building

On April 18, 2002, Wells OP purchased the BellSouth Ft. Lauderdale Building, a one-story office building containing 47,400 rentable square feet located in Ft. Lauderdale, Broward County, Florida for a purchase price of $6,850,000, excluding closing costs. The BellSouth Ft. Lauderdale Building is 100% leased to BellSouth Advertising and Publishing Corporation (“BellSouth”). The BellSouth lease is a net lease that commenced in July 2001 and expires in July 2008. The current annual base rent payable under the BellSouth lease is $747,033. BellSouth, at its option, has the right to extend the initial term of its lease for three additional five-year periods at 95% of the then-current market rental rate.

The Experian/TRW Buildings

On May 1, 2002, Wells OP purchased the Experian/TRW Buildings, two two-story office buildings containing 292,700 rentable square feet located in Allen, Collin County, Texas for a purchase price of $35,150,000, excluding closing costs. The Experian/TRW Buildings are both 100% leased to Experian, Inc. (“Experian”). The Experian lease is a net lease that commenced in April 1993 and expires in October 2010. The current annual base rent payable under the Experian lease is $3,438,277. Experian, at its option, has the right to extend the initial term of its lease for four additional five-year periods at 95% of

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the then-current market rental rate. TRW, Inc., the original tenant on the Experian lease, assigned its interest in the Experian lease to Experian in 1996 but remains as an obligor of the Experian lease.

The Agilent Boston Building

On May 3, 2002, Wells OP purchased the Agilent Boston Building, a three-story office building containing 174,585 rentable square feet located in Boxborough, Middlesex County, Massachusetts for a purchase price of $31,742,274, excluding closing costs. In addition, Wells OP has assumed the obligation, as the landlord, to provide Agilent $3,407,496 for tenant improvements. The Agilent Boston Building is 100% leased to Agilent Technologies, Inc. (“Agilent”). The Agilent Boston lease is a net lease that commenced in September 2001 and expires in September 2011. The current annual base rent payable under the Agilent Boston lease is $3,578,993. Agilent, at its option, has the right to extend the initial term of its lease for one additional five-year period at a rate equal to the greater of (1) the then-current market rental rate, or (2) 75% of the annual base rent in the final year of the initial term of the Agilent Boston lease. In addition, Agilent may terminate the lease at the end of the seventh lease year by paying a $4,190,000 termination fee.

The TRW Denver Building

On May 29, 2002, Wells OP purchased the TRW Denver Building, a three-story office building containing 108,240 rentable square feet located in Aurora, Arapahoe County, Colorado for a purchase price of $21,060,000, excluding closing costs. The TRW Denver Building is 100% leased to TRW, Inc. (“TRW”). The TRW lease is a net lease that commenced in October 1997 and expires in September 2007. The current annual base rent payable under the TRW lease is $2,870,709. TRW, at its option, has the right to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate.

The MFS Phoenix Building

On June 5, 2002, Wells OP purchased the MFS Phoenix Building, a three-story office building containing 148,605 rentable square feet located in Phoenix, Maricopa County, Arizona for a purchase price of $25,800,000, excluding closing costs. The MFS Phoenix Building is 100% leased to Massachusetts Financial Services Company (“MFS”). The MFS lease is a net lease that commenced in April 2001 and expires in July 2011. The current annual base rent payable under the MFS lease is $2,347,959. MFS, at its option, has the right to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate.

4.	NOTE RECEIVABLE

In connection with the purchase of the TRW Denver Building, Wells OP acquired a note receivable from the building’s sole tenant, TRW, Inc., in the amount of $5,210,000. The loan was made to fund above-standard tenant improvement costs to the building. The note receivable will be fully amortized over the remaining lease term, which expires September 2007, at 11% interest with TRW making monthly loan payments of $107,966.

5.	NOTES PAYABLE

Wells OP has established four secured lines of credit with SouthTrust Bank totaling $72,140,000 which are secured by first priority mortgages against the Cinemark, ASML, Dial, PwC, Motorola Tempe, Alstom Power Richmond and Avnet Buildings. Notes payable at June 30, 2002 consists of (i) $7,655,600

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of draws on a $7,900,000 line of credit from SouthTrust Bank secured by a first mortgage on the Alstom Power Richmond Building and (ii) $8,002,541 outstanding on the construction loan from Bank of America, N.A.(Bank of America) which is being used to fund the development of the Nissan Property.

6.	INTEREST RATE SWAP

Wells OP entered into an interest rate swap agreement with Bank of America in an attempt to hedge its interest rate exposure on the Bank of America construction loan for the Nissan Property. The interest rate swap became effective January 15, 2002 and terminates on June 15, 2003, the maturity date of the construction loan. The notional amount of the interest rate swap is the balance outstanding on the construction loan on the payment date, which is the fifteenth of each month. The interest rate swap agreement involves the exchange of amounts based on a fixed interest rate for amounts based on a variable interest rate over the life of the loan agreement without an exchange of the notional amount upon which the payments are based. Wells OP, as the fixed rate payer, has an interest rate of 5.9%. Bank of America, the variable rate payer, pays at a rate equal to U.S. dollar LIBOR on the payment date. During the six months ended June 30, 2002, Wells OP made interest payments totaling approximately $23,100 under the terms of the interest rate swap. At June 30, 2002, the estimated fair value of the interest rate swap was ($289,379).

On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137 and No. 138 Accounting for Derivative Instruments and Hedging Activities. The effect of adopting the SFAS No. 133 did not have a material effect on the Company’s consolidated financial statements.

7.	DUE TO AFFILIATES

Due to affiliates consists of amounts due to the Advisor for acquisitions and advisory fees and acquisition expenses, deferred offering costs, and other operating expenses paid on behalf of the Company. Also included in due to affiliates is the amount due to the Fund VIII-IX Joint Venture related to the Matsushita lease guarantee, which is explained in greater detail in the financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2001. Payments of $601,963 have been made as of June 30, 2002 toward funding the obligation under the Matsushita agreement.

8.	COMMITMENTS AND CONTINGENCIES

Take Out Purchase and Escrow Agreement

An affiliate of the Advisor (“Wells Exchange”) has developed a program (the “Wells Section 1031 Program”) involving the acquisition by Wells Exchange of income-producing commercial properties and the formation of a series of single member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties to be owned in co-tenancy arrangements with persons (“1031 Participants”) who are looking to invest the proceeds from a sale of real estate held for investment in another real estate investment for purposes of qualifying for like-kind exchange treatment under Section 1031 of the Code. Each of these properties will be financed by a combination of permanent first mortgage financing and interim loan financing obtained from institutional lenders.

Following the acquisition of each property, Wells Exchange will attempt to sell co-tenancy interests to 1031 Participants, the proceeds of which will be used to pay off the interim financing. In consideration for the payment of a take out fee to the Company, and following approval of the potential property

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition by the Company’s Board of Directors, it is anticipated that Wells OP will enter into a contractual relationship providing that, in the event that Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, Wells OP will purchase, at Wells Exchange’s cost, any co-tenancy interests remaining unsold at the end of the offering period. As a part of the initial transaction in the Wells Section 1031 Program, Wells OP entered into a take out purchase and escrow agreement dated April 16, 2001 providing, among other things, that Wells OP would be obligated to acquire, at Wells Exchange’s cost, any unsold co-tenancy interests in the building known as the Ford Motor Credit Complex which remained unsold at the expiration of the offering of Wells Exchange, which was extended to April 15, 2002. Wells OP was compensated for its takeout commitment in the amount of $137,500 in 2001 and $134,102 in 2002. On April 12, 2002, Wells Exchange paid off the interim financing on the Ford Motor Credit Complex. Pay off of the loan triggered the release of Wells OP from its prior obligations under the take out purchase and escrow agreement relating to such property.

9.	SUBSEQUENT EVENTS

The ISS Atlanta Buildings

On July 1, 2002, Wells OP purchased two five-story buildings containing a total of 238,600 rentable square feet located in Atlanta, Georgia for a purchase price of $40,500,000, excluding closing costs. The ISS Atlanta Buildings were acquired by assigning to Wells OP an existing ground lease with the Development Authority of Fulton County (“Development Authority”). Fee simple title to the land upon which the ISS Atlanta Buildings are located is held by the Development Authority, which issued Development Authority of Fulton County Taxable Revenue Bonds (“Bonds”) totaling $32,500,000 in connection with the construction of these buildings. The Bonds, which entitle Wells OP to certain real property tax abatement benefits, were also assigned to Wells OP at the closing. Fee title interest to the land will be transferred to Wells OP upon payment of the outstanding balance on the Bonds, either by prepayment by Wells OP or at the expiration of the ground lease on December 1, 2015.

The entire rentable area of the ISS Atlanta Buildings is leased to Internet Security Systems, Inc., a Georgia corporation (“ISS”). The ISS Atlanta lease is a net lease that commenced in November 2000 and expires in May 2013. The current annual base rent payable under the ISS Atlanta lease is $4,623,445. ISS, at its option, has the right to extend the initial term of its lease for three additional five-year periods at 95% of the then-current market rental rate.

The PacifiCare San Antonio Building

On July 12, 2002, Wells OP purchased the PacifiCare San Antonio Building, a two-story office building containing 142,500 rentable square feet located in San Antonio, Texas for a purchase price of $14,650,000, excluding closing costs. The PacifiCare San Antonio Building is 100% leased to PacifiCare Health Systems, Inc. (“PacifiCare”). The PacifiCare lease is a net lease that commenced on November 20, 2000 and expires on November 30, 2010. The current annual base rent payable under the PacifiCare lease is $1,471,700. PacifiCare, at its option, has the right to extend the initial term of its lease for three additional five-year periods. Monthly base rent for the first renewal term will be $163,994 and monthly base rent for the second and third renewal terms will be the then-current market rental rate.

The Kerr McGee Property

On July 29, 2002, Wells OP purchased the Kerr McGee Property, a 4.2-acre tract of land located in Houston, Harris County, Texas for a purchase price of $1,738,044, excluding closing costs. Wells OP has entered into agreements to construct a four-story office building containing approximately 100,000

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rentable square feet (the “Kerr McGee Project”) on the Kerr McGee Property. It is currently anticipated that the aggregate of all costs and expenses to be incurred by Wells OP with respect to the acquisition of the Kerr McGee Property and the planning, design, development, construction and completion of the Kerr McGee Project will total approximately $15,760,000.

The entire 100,000 rentable square feet of the Kerr McGee Project will be leased to Kerr McGee Oil & Gas Corporation (“Kerr McGee”), a wholly owned subsidiary of Kerr McGee Corporation. The initial term of the Kerr McGee lease will extend 11 years and 1 month beyond the rent commencement date. Construction on the building is scheduled to be completed by July 2003. The rent commencement date will occur no later than July 1, 2003. Kerr McGee has the right to extend the initial term of this lease for one additional period of twenty years or the option to extend the initial term for any combination of additional periods of ten years or five years for a total additional period of not more than twenty years. The base rental rate will be 95% of the existing market rate. The initial annual base rent payable under the Kerr McGee lease will be calculated as 10.5% of project costs.

Wells OP obtained a construction loan in the amount of $13,700,000 from Bank of America to fund the construction of a building on the Kerr McGee Property. The loan requires monthly payments of interest only and matures on January 29, 2004. The interest rate on the loan as of August 6, 2002 was 3.80%. The Bank of America loan is secured by a first priority mortgage on the Kerr McGee Property.

The BMG Greenville Building

On July 31, 2002, Wells OP purchased the BMG Greenville Buildings, two one-story office buildings containing 786,778 rentable square feet located in Duncan, Spartanburg County, South Carolina for a purchase price of $26,900,000, excluding closing costs. The BMG Greenville Buildings are leased to BMG Direct Marketing, Inc. (“BMG Marketing”) and BMG Music (“BMG Music”).

The BMG Marketing lease is a net lease that covers approximately 473,398 square feet commencing in March 1988 and expiring in March 2011. The initial annual base rent payable under the BMG Marketing lease is $1,394,156. BMG Marketing, at its option, has the right to extend the initial term of its lease for two consecutive ten-year periods at 95% of the then-current market rental rate.

The BMG Music lease is a net lease that covers approximately 313,380 rentable square feet commencing in December 1987 and expiring in March 2011. The current annual base rent payable under the BMG Music lease is $763,600. BMG Music, at its option, has the right to extend the initial term of its lease for two consecutive ten-year periods at 95% of the then-current market rental rate.

The Kraft Atlanta Building

On August 1, 2002, Wells OP purchased the Kraft Atlanta Building, a one-story office building containing 87,219 rentable square feet located in Suwanee, Forsyth County, Georgia for a purchase price of $11,625,000, excluding closing costs. The Kraft Atlanta Building is leased to Kraft Foods North America, Inc. (“Kraft”) and PerkinElmer Instruments, LLC (“PerkinElmer”).

The Kraft lease is a net lease that covers approximately 73,264 square feet commencing in February 2002 and expiring in January 2012. The initial annual base rent payable under the Kraft lease is $1,263,804. Kraft, at its option, has the right to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate. In addition, Kraft may terminate the lease (1) at the end of the third year by paying a $7,000,000 termination fee, or (2) at the end of the seventh lease year by paying a $1,845,296 termination fee.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The PerkinElmer lease is a net lease that covers approximately 13,955 rentable square feet commencing in December 2001 and expiring in November 2016. The current annual base rent payable under the PerkinElmer lease is $194,672. PerkinElmer, at its option, has the right to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate. In addition, PerkinElmer may terminate the lease at the end of the tenth lease year by paying a $325,000 termination fee.

Issuance of Common Stock

From July 1, 2002 through August 7, 2002, the Company raised $170,921,990 through the issuance of 17,092,199 shares of common stock in the Company.

The Fourth Offering of Common Stock

The Company terminated it third public offering and commenced its fourth public offering of common stock on July 26, 2002, the effective date of the Registration Statement initially filed with the Securities and Exchange Commission on April 8, 2002. The Company is offering up to an aggregate of $3,300,000,000 (330,000,000 shares) of which $3,000,000,000 (300,000,000 shares) are being offered to the public and $300,000,000 (30,000,000 shares) are being offered pursuant to the dividend reinvestment plan.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and notes thereto.

Forward Looking Statements

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Company, anticipated capital expenditures required to complete certain projects, amounts of anticipated cash distributions to shareholders in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in the Report, which include changes in general economic conditions, changes in real estate conditions, construction costs which may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, inability to invest in properties that will provide targeted rates of return and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Liquidity and Capital Resources

During the six months ended June 30, 2002, the Company received aggregate gross offering proceeds of $618,275,931 from the sale of 61,827,594 shares of its common stock. After payment of $21,406,085 in acquisition and advisory fees and acquisition expenses, payment of $65,035,665 in selling commissions and organization and offering expenses, and common stock redemptions of $6,673,412 pursuant to the Company’s share redemption program, the Company raised net offering proceeds of $525,160,769 during the first two quarters of 2002, of which $344,269,118 remained available for investment in properties at quarter end.

During the six months ended June 30, 2001, the Company received aggregate gross offering proceeds of $162,606,610 from the sale of 16,260,661 shares of its common stock. After payment of $5,642,317 in acquisition and advisory fees and acquisition expenses, payment of $20,151,132 in selling commissions and organizational and offering expenses, and common stock redemptions of $1,397,561 pursuant to the Company’s share redemption program, the Company raised net offering proceeds of $135,415,600 during the first two quarters of 2001, of which $3,906,869 was available for investment in properties at quarter end.

The significant increase in capital resources available to the Company is due to significantly increased sales of its common stock during the first half of 2002.

As of June 30, 2002, the Company owned interests in 52 real estate properties either directly or through its interests in joint ventures. These properties are generating operating cash flow sufficient to cover the Company’s operating expenses and pay dividends to stockholders. Dividends declared for the first half of 2002 and the first half of 2001 were approximately $0.39 and $0.38 per share, respectively. In June 2002, the Board of Directors of the Company declared dividends for the third quarter of 2002 in the amount of approximately $0.19 per share.

Due primarily to the pace of our property acquisitions, as explained in more detail in the following paragraph, dividends paid in the first half of 2002 in the aggregate amount of $40,867,110 exceeded our Adjusted Funds From Operations for this period by $4,813,633.

The Company acquires properties that meet its standards of quality both in terms of the real estate and the creditworthiness of the tenants. Creditworthy tenants of the type we target are becoming more and more highly valued in the marketplace and, accordingly, there is increased competition in acquiring properties with these creditworthy tenants. As a result, the purchase prices for such properties have increased with corresponding reductions in cap rates and returns on investment. In addition, changes in market conditions have caused us to add to our internal procedures for ensuring the creditworthiness of our tenants before any commitment to buy a property is made. The Company continues to remain steadfast in its commitment to invest in quality properties that will produce quality income for its shareholders. Accordingly, because the marketplace is now placing a higher value on our type of properties and because of the additional time it now takes in the acquisition process for us to assess tenant credit—plus our commitment to adhere to purchasing properties with tenants that meet our investment criteria—it appears likely that, in the future, we will be required to lower our dividends.

Cash Flows From Operating Activities

The Company’s net cash provided by operating activities was $33,138,287 and $16,288,309 for the six months ended June 30, 2002 and 2001, respectively. The increase in net cash provided by operating activities was due primarily to the net income generated by additional properties acquired during 2002 and 2001.

Cash Flows Used In Investing Activities

The Company’s net cash used in investing activities was $278,447,051 and $23,768,731 for the six months ended June 30, 2002 and 2001, respectively. The increase in net cash used in investing activities was due primarily to investments in properties and the payment of related deferred project costs, partially offset by distributions received from joint ventures.

Cash Flows From Financing Activities

The Company’s net cash provided by financing activities was $511,632,371 and $9,257,047 for the six months ended June 30, 2002 and 2001, respectively. The increase in net cash provided by financing activities was due primarily to the raising of additional capital and the lack of debt payments which were $138.7 million in the prior year. The Company raised $618,275,931 in offering proceeds for the six months ended June 30, 2002, as compared to $162,606,610 for the same period in 2001. Additionally, the Company paid dividends totaling $40.9 million in the first half of 2001 compared to $13.8 million in the first half of 2002.

Results of Operations

As of June 30, 2002, the Company’s real estate properties were 100% leased to tenants. Gross revenues were $43,832,954 and $21,560,953 for the six months ended June 30, 2002 and 2001, respectively. Gross revenues for the six months ended June 30, 2002 and 2001 were attributable to rental income, interest income earned on funds held by the Company prior to the investment in properties, and income earned from joint ventures. The increase in revenues in 2002 was primarily attributable to the purchase of $259,535,578 in additional properties during 2002 and the purchase of $227,933,858 in additional properties during the second half of 2001 which were not owned for the full first half of 2001. The purchase of additional properties also resulted in an increase in expenses which totaled $19,296,812 for the six months ended June 30, 2002, as compared to $13,246,710 for the six months ended June 30, 2001. Expenses in 2002 and 2001 consisted primarily of depreciation, operating costs, interest expense, management and leasing fees and general and administrative costs. As a result, the Company’s net income also increased from $8,314,243 for the six months ended June 30, 2001 to $24,536,142 for the six months ended June 30, 2002.

While earnings of $0.22 per share remained stable for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, earnings per share for the second quarter decreased from $0.12 per share for the three months ended June 30, 2001 to $0.11 per share for the three months ended June 30, 2002, primarily due to a substantial increase in the number of shares outstanding which was not completely matched by a corresponding increase in net income from new property investments.

Funds From Operations

Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), generally means net income, computed in accordance with GAAP excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT. However, the Company’s calculation of FFO, while consistent with NAREIT’s definition, may not be comparable to similarly titled measures presented by other REITs. Adjusted Funds From Operations (“AFFO”) is defined as FFO adjusted to exclude the effects of straight-line rent adjustments, deferred loan cost amortization and other non-cash and/or unusual items. Neither FFO nor AFFO represent cash generated from operating activities in accordance with GAAP and should not be considered as alternatives to net income as an indication of the Company’s performance or to cash flows as a measure of liquidity or ability to make distributions. The following table reflects the calculation of FFO and AFFO for the three and six months ended June 30, 2002 and 2001, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
FUNDS FROM OPERATIONS:
Net income	$13,756,478	$5,038,898	$24,536,142	$8,314,243
Add:
Depreciation	7,158,830	3,206,638	12,903,282	6,393,817
Amortization of deferred leasing costs	78,066	75,837	150,815	151,673
Depreciation and amortization—unconsolidated partnerships	700,689	504,711	1,406,865	913,674

Funds from operations (FFO)	21,694,063	8,826,084	38,997,104	15,773,407

Adjustments:
Loan cost amortization	249,530	77,142	424,992	291,899
Straight line rent Straight line rent—unconsolidated partnerships	(2,127,906)	(613,155)	(3,166,284)	(1,222,716)
Adjusted funds from operations	(103,020)	(71,768)	(202,335)	(132,246)

	$19,712,667	$8,218,303	$36,053,477	$14,710,344

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	126,037,819	42,192,347	110,885,641	38,328,405

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which are intended to protect the Company from the impact of inflation. These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

Critical Accounting Policies

The Company’s reported results of operations are impacted by management judgments related to application of accounting policies. A discussion of the accounting policies that management considers to tbe critical, in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain, is included in Footnote 1 to the financial statements.

PART II.    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On June 26, 2002, the Registrant held its annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)
The stockholders of the Registrant elected the following individuals to the board of directors: Leo F. Wells, III, Douglas P. Williams, John L. Bell, Richard W. Carpenter, Bud Carter, William H. Keogler, Jr., Donald S. Moss, Walter W. Sessoms and Neil H. Strickland. Immediately following the annual meeting of stockholders, the board of directors held its annual meeting and approved an increase in the number of directors from nine to ten and appointed Michael R. Buchanan to fill the vacancy.

(c)	The following matters were approved by the stockholders of the Registrant at the annual meeting:

(1)	The following votes were cast in connection with the election of the directors:

Name	Votes For	Votes Withheld
Leo F. Wells, III	72,731,628	2,007,050
Douglas P. Williams	72,724,717	2,013,961
John L. Bell	72,717,143	2,021,535
Richard W. Carpenter	70,573,024	4,165,654
Bud Carter	72,741,729	1,996,949
William H. Keogler, Jr.	70,550,591	4,188,087
Donald S. Moss	72,745,568	1,993,110
Walter W. Sessoms	72,730,743	2,007,935
Neil H. Strickland	72,716,022	2,022,656

(2)
The approval of an amendment to the Registrant’s Articles of Incorporation to increase the number of authorized shares from 500,000,000 shares of capital stock to 1,000,000,000 shares of capital stock, consisting of 750,000,000 shares of common stock, 100,000,000 shares of preferred stock and 150,000,000 shares-in-trust. Of the 114,785,854 shares outstanding and entitled to vote at the annual meeting, 68,925,889 shares voted for this amendment, 3,043,762 shares voted against this amendment and 2,769,027 shares abstained from voting.

(3)
The approval of an amendment to the Registrant’s Articles of Incorporation to authorize the board of directors to increase the authorized shares. Of the 114,785,854 shares outstanding and entitled to vote at the annual meeting, 66,291,783 shares voted for this amendment, 5,688,382 shares voted against this amendment and 2,758,513 shares abstained from voting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits required by Item 601 of Regulation S-K are set forth on the Second Quarter Exhibit Index attached hereto.

(b)	The Registrant filed the following reports on Form 8-K during the second quarter of 2002:

(i)
Current Report on Form 8-K dated May 1, 2002 disclosing the acquisitions by the Registrant of the Agilent Atlanta Building located in Alpharetta, Georgia, the BellSouth Ft. Lauderdale Building located in Ft. Lauderdale, Florida, the Experian/TRW Buildings located in Allen, Texas and the Agilent Boston Building located in Boxborough, Massachusetts.

(ii)	Current Report on Form 8-K dated May 8, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

(iii)
Amendment No.1 to Form 8-K dated May 8, 2002, which was filed with the Securities and Exchange Commission on
May 20, 2002, providing a revised letter from Arthur Andersen LLP to the Commission regarding the change in certifying accountant.

(iv)
Current Report on Form 8-K dated June 5, 2002 disclosing the acquisitions by the Registrant of the TRW Denver Building located in Aurora, Colorado and the MFS Phoenix Building located in Phoenix, Arizona.

(v)	Current Report on Form 8-K dated June 19, 2002 disclosing the letter to Stockholders announcing the removal of Proposal 3 from the Proxy Statement.

(vi)	Current Report on Form 8-K dated June 26, 2002 disclosing the appointment of Ernst & Young LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

By:	/s/ Douglas P. Williams
Douglas P. Williams Treasurer and Principal Financial Officer

Dated: August 9, 2002

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit No.	Description
10.1
Purchase and Sale Agreement for the Experian/TRW Buildings (previously filed in and incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on June 10, 2002)

10.2
Lease Agreement for the Experian/TRW Buildings (previously filed in and incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on June 10, 2002)

10.3
Lease Amendment to Lease Agreement for the Experian/TRW Buildings (previously filed in and incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on June 10, 2002)

10.4
Purchase and Sale Agreement and Escrow Instructions for the Agilent Boston Building (previously filed in and incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on June 10, 2002)

10.5
Lease Agreement for the Agilent Boston Building (previously filed in and incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on June 10, 2002)

10.6
Purchase and Sale Agreement for the TRW Denver Building (previously filed in and incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on July 15, 2002)

10.7
Lease Agreement for the TRW Denver Building (previously filed in and incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on July 15, 2002)

10.8
Purchase and Sale Agreement for the MFS Phoenix Building (previously filed in and incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on July 15, 2002)

10.9
Lease Agreement for the MFS Phoenix Building (previously filed in and incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on July 15, 2002)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002