Form 10-Q
period 2002-09-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2002-11-12
CIK 1042776

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-25739

WELLS REAL ESTATE INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	58-2328421 (I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Atlanta, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code: (770) 449-7800

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

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001

	(unaudited)

ASSETS
REAL ESTATE, at cost:
Land	$164,191	$86,247
Building and improvements, less accumulated depreciation of $48,000 in 2002 and $24,814 in 2001	1,171,793	472,383
Construction in progress	28,500	5,739

Total real estate	1,364,484	564,369
INVESTMENT IN JOINT VENTURES	75,388	77,410
CASH AND CASH EQUIVALENTS	143,912	75,586
INVESTMENT IN BONDS	54,500	22,000
STRAIGHT-LINE RENT RECEIVABLE	10,632	5,362
ACCOUNTS RECEIVABLE	1,387	641
NOTE RECEIVABLE	4,966	0
DEFERRED LEASE ACQUISITION COSTS, net	1,713	1,525
DEFERRED PROJECT COSTS	5,963	2,977
DUE FROM AFFILIATES	2,185	1,693
DEFERRED OFFERING COSTS	3,537	0
PREPAID EXPENSES AND OTHER ASSETS, net	2,597	718

Total assets	$1,671,264	$752,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$35,829	$8,124
Obligations under capital leases	54,500	22,000
Accounts payable and accrued expenses	17,539	8,727
Dividends payable	10,209	1,059
Deferred rental income	7,894	662
Due to affiliates	4,380	2,166

Total liabilities	130,351	42,738

MINORITY INTEREST OF UNIT HOLDER IN OPERATING PARTNERSHIP SHAREHOLDERS’ EQUITY:	200	200

Common shares, $.01 par value; 750,000 shares authorized, 182,609 shares issued and 180,892 outstanding at September 30, 2002, and 350,000 shares authorized, 83,761 shares issued and 83,206 shares outstanding at December 31, 2001	1,826	838
Additional paid-in capital	1,621,376	738,236
Cumulative distributions in excess of earnings	(64,907)	(24,181)
Treasury stock, at cost, 1,717 shares at September 30, 2002 and 555 shares at December 31, 2001	(17,167)	(5,550)
Other comprehensive loss	(415)	0

Total shareholders’ equity	1,540,713	709,343

Total liabilities and shareholders’ equity	$1,671,264	$752,281

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands except per share amounts)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30 2002	September 30 2001

REVENUES:
Rental income	$27,549	$11,317	$66,121	$31,028
Equity in income of joint ventures	1,259	1,102	3,738	2,622
Interest income	1,899	89	4,547	281
Take out fee	1	0	135	138

	30,708	12,508	74,541	34,069

EXPENSES:
Depreciation	10,282	3,947	23,185	10,341
Operating costs, net of reimbursements	2,191	1,294	4,255	3,168
Management and leasing fees	1,445	632	3,348	1,750
Administrative costs	745	141	1,867	901
Interest expense	598	148	1,478	2,957
Amortization of deferred financing costs	162	237	587	529

	15,423	6,399	34,720	19,646

NET INCOME	$15,285	$6,109	$39,821	$14,423

BASIC AND DILUTED EARNINGS PER SHARE	$0.09	$0.11	$0.31	$0.33

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	163,395	54,112	128,541	43,726

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2001
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)
(in thousands except per share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Retained Earnings	Treasury Stock Shares	Treasury Stock Amount	Other Comprehensive Income	Total Shareholders’ Equity

BALANCE, December 31, 2000	31,510	$315	$275,573	$(9,134)	$0	(141)	$(1,413)	$0	$265,341
Issuance of common stock	52,251	523	521,994	0	0	0	0	0	522,517
Treasury stock purchased	0	0	0	0	0	(414)	(4,137)	0	(4,137)
Net income	0	0	0	0	21,724	0	0	0	21,724
Dividends ($.76 per share)	0	0	0	(15,047)	(21,724)	0	0	0	(36,771)
Sales commissions and discounts	0	0	(49,246)	0	0	0	0	0	(49,246)
Other offering expenses	0	0	(10,085)	0	0	0	0	0	(10,085)

BALANCE, December 31, 2001	83,761	838	738,236	(24,181)	0	(555)	(5,550)	0	709,343
Issuance of common stock	98,848	988	987,482	0	0	0	0	0	988,470
Treasury stock purchased	0	0	0	0	0	(1,162)	(11,617)	0	(11,617)
Dividends ($.58 per share)	0	0	0	(40,726)	(39,821)	0	0	0	(80,547)
Sales commissions and discounts	0	0	(94,097)	0	0	0	0	0	(94,097)
Other offering expenses	0	0	(10,245)	0	0	0	0	0	(10,245)
Components of comprehensive income:
Net income	0	0	0	0	39,821	0	0	0	39,821
Gain/(loss) on interest rate swap	0	0	0	0	0	0	0	(415)	(415)

Comprehensive income									39,406

BALANCE, September 30, 2002 (unaudited)	182,609	$1,826	$1,621,376	$(64,907)	$0	(1,717)	$(17,167)	$(415)	$1,540,713

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,821	$14,423
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(3,738)	(2,622)
Depreciation	23,185	10,341
Amortization of deferred financing costs	587	529
Amortization of deferred leasing costs	229	228
Bad debt expense	113	0
Changes in assets and liabilities:
Accounts receivable	(746)	(370)
Straight-line rent receivable	(5,382)	(1,949)
Due from affiliates	(35)	0
Deferred rental income	7,232	(381)
Accounts payable and accrued expenses	8,811	3,309
Prepaid expenses and other assets, net	(1,813)	3,211
Due to affiliates	(105)	(235)

Net cash provided by operating activities	68,159	26,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate	(797,011)	(121,366)
Investment in joint ventures	0	(27,018)
Deferred project costs paid	(34,784)	(10,347)
Distributions received from joint ventures	5,301	3,027
Deferred lease acquisition costs paid	(400)	0

Net cash used in investing activities	(826,894)	(155,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	27,742	107,587
Repayment of note payable	(37)	(208,102)
Dividends paid	(71,397)	(23,502)
Issuance of common stock	988,470	297,775
Sales commissions paid	(94,097)	(28,086)
Offering costs paid	(10,937)	(7,481)
Treasury stock purchased	(11,617)	(2,137)
Deferred financing costs paid	(1,066)	0

Net cash provided by financing activities	827,061	136,054

NET INCREASE IN CASH AND CASH EQUIVALENTS	68,326	6,834

CASH AND CASH EQUIVALENTS, beginning of year	75,586	4,298

CASH AND CASH EQUIVALENTS, end of period	$143,912	$11,132

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Deferred project costs applied to real estate assets	$31,271	$1,127

Deferred project costs applied to joint ventures	$0	$9,295

Deferred project costs due to affiliate	$587	$(498)

Interest rate swap	$(415)	$0

Increase (decrease) in deferred offering cost accrual	$3,537	$(1,291)

Assumption of obligations under capital lease	$32,500	$22,000

Investment in bonds	$32,500	$22,000

See accompanying condensed notes to financial statements.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

On January 30, 1998, the Company commenced its initial public offering of up to 16.5 million shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998. The Company terminated its initial public offering on December 19, 1999 at which time gross proceeds of approximately $132.2 million had been received from the sale of approximately 13.2 million shares. The Company commenced its second public offering of shares of common stock on December 20, 1999, which was terminated on December 19, 2000 after receipt of gross proceeds of approximately $175.2 million from the sale of approximately 17.5 million shares. The Company commenced its third public offering of shares of common stock on December 20, 2000, which terminated on July 26, 2002 after receipt of gross proceeds of approximately $1.3 billion from the sale of approximately 128.3 million shares. As of September 30, 2002, the Company has received gross proceeds of approximately $235.7 million from the sale of approximately 23.6 million shares from its fourth public offering. Accordingly, as of September 30, 2002, the Company has received aggregate gross offering proceeds of approximately $1.8 billion from the sale of 182.6 million shares of its common stock to investors. After payment of $63.3 million in acquisition and advisory fees and acquisition expenses, payment of $202.9 million in selling commissions and organization and offering expenses, capital contributions to joint ventures and acquisitions expenditures by Wells OP of $1.4 billion for property acquisitions, and common stock redemptions of $17.2 million pursuant to the Company’s share redemption program, the Company was holding net offering proceeds of $144.5 million available for investment in properties, as of September 30, 2002.

(b) Properties

As of September 30, 2002, the Company owned interests in 67 properties listed in the table below through its ownership in Wells OP.

Property Name	Tenant	Property Location	% Owned	Purchase Price	Square Feet	Annual Rent
Daimler Chrysler Dallas	Daimler Chrysler Services North America LLC	Westlake, TX	100%	$ 25,100,000	130,290	$3,189,499
Allstate Indianapolis	Allstate Insurance Company Holladay Property Services Midwest, Inc.	Indianapolis, IN	100%	$ 10,900,000	84,200 5,756	$1,246,164 $ 74,832
Intuit Dallas	Lacerte Software Corporation	Plano, TX	100%	$ 26,500,000	166,238	$2,461,985
EDS Des Moines	EDS Information Services LLC	Des Moines, IA	100%	$ 26,500,000	405,000	$2,389,500
Federal Express Colorado Springs	Federal Express Corporation	Colorado Springs, CO	100%	$ 26,000,000	155,808	$2,248,309
KeyBank Parsippany	KeyBank U.S.A., N.A. Gemini Technology Services	Parsippany, NJ	100%	$101,350,000	200,000 204,515	$3,800,000 $5,726,420
IRS Long Island	IRS Collection IRS Compliance IRS Daycare Facility	Holtsville, NY	100%	$ 50,975,000	128,000 50,949 12,100	$5,029,380 (1) $1,663,200 $ 486,799
AmeriCredit Phoenix	AmeriCredit Financial Services, Inc.	Chandler, AZ	100%	$ 24,700,000 (2)	153,494	$1,609,315 (3)
Harcourt Austin	Harcourt, Inc.	Austin, TX	100%	$ 39,000,000	195,230	$3,353,040
Nokia Dallas	Nokia, Inc. Nokia, Inc. Nokia, Inc.	Irving, TX	100%	$119,550,000	228,678 223,470 152,086	$4,413,485 $4,547,614 $3,024,990
Kraft Atlanta	Kraft Foods North America, Inc. Perkin Elmer Instruments, LLC	Suwanee, GA	100%	$ 11,625,000	73,264 13,955	$1,263,804 $ 194,672
BMG Greenville	BMG Direct Marketing, Inc. BMG Music	Duncan, SC	100%	$ 26,900,000	473,398 313,380	$1,394,156 $ 763,600
Kerr-McGee	Kerr-McGee Oil & Gas Corporation	Houston, TX	100%	$ 15,760,000 (2)	100,000	$1,655,000 (3)
PacifiCare San Antonio	PacifiCare Health Systems, Inc.	San Antonio, TX	100%	$ 14,650,000	142,500	$1,471,700
ISS Atlanta	Internet Security Systems, Inc.	Atlanta, GA	100%	$ 40,500,000	238,600	$4,623,445
MFS Phoenix	Massachusetts Financial Services Company	Phoenix, AZ	100%	$ 25,800,000	148,605	$2,347,959
TRW Denver	TRW, Inc.	Aurora, CO	100%	$ 21,060,000	108,240	$2,870,709
Agilent Boston	Agilent Technologies, Inc.	Boxborough, MA	100%	$ 31,742,274	174,585	$3,578,993
Experian/TRW	Experian Information Solutions, Inc.	Allen, TX	100%	$ 35,150,000	292,700	$3,438,277
BellSouth Ft. Lauderdale	BellSouth Advertising and Publishing Corporation	Ft. Lauderdale, FL	100%	$ 6,850,000	47,400	$ 747,033
Agilent Atlanta	Agilent Technologies, Inc. Koninklijke Philips Electronics N.V.	Alpharetta, GA	100%	$ 15,100,000	66,811 34,396	$1,344,905 $ 704,430
Travelers Express Denver	Travelers Express Company, Inc.	Lakewood, CO	100%	$ 10,395,845	68,165	$1,012,250
Dana Kalamazoo	Dana Corporation	Kalamazoo, MI	100%	$ 41,950,000 (4)	147,004	$1,842,800
Dana Detroit	Dana Corporation	Farmington Hills, MI	100%	(see above) (4)	112,480	$2,330,600
Novartis Atlanta	Novartis Opthalmics, Inc.	Duluth, GA	100%	$ 15,000,000	100,087	$1,426,240
Transocean Houston	Transocean Deepwater Offshore Drilling, Inc. Newpark Drilling Fluids, Inc.	Houston, TX	100%	$ 22,000,000	103,260 52,731	$2,110,035 $1,153,227
Arthur Andersen (5)	Arthur Andersen LLP	Sarasota, FL	100%	$ 21,400,000	157,700	$1,988,454
Windy Point I	TCI Great Lakes, Inc. The Apollo Group, Inc. Global Knowledge Network Various other tenants	Schaumburg, IL	100%	$ 32,225,000 (6)	129,157 28,322 22,028 8,884	$2,067,204 $ 477,226 $ 393,776 $ 160,000
Windy Point II	Zurich American Insurance	Schaumburg, IL	100%	$ 57,050,000 (6)	300,034	$5,244,594
Convergys	Convergys Customer Management Group, Inc.	Tamarac, FL	100%	$ 13,255,000	100,000	$1,248,192
ADIC	Advanced Digital Information Corporation	Parker, CO	68.2%	$ 12,954,213	148,204	$1,222,683
Lucent	Lucent Technologies, Inc.	Cary, NC	100%	$ 17,650,000	120,000	$1,800,000
Ingram Micro	Ingram Micro, L.P.	Millington, TN	100%	$ 21,050,000	701,819	$2,035,275
Nissan	Nissan Motor Acceptance Corporation	Irving, TX	100%	$ 42,259,000 (2)	268,290	$4,225,860 (3)
IKON	IKON Office Solutions, Inc.	Houston, TX	100%	$ 20,650,000	157,790	$2,015,767
State Street	SSB Realty, LLC	Quincy, MA	100%	$ 49,563,000	234,668	$6,922,706
AmeriCredit	AmeriCredit Financial Services Corporation	Orange Park, FL	68.2%	$ 12,500,000	85,000	$1,336,200
Comdata	Comdata Network, Inc.	Brentwood, TN	55.0%	$ 24,950,000	201,237	$2,458,638

Property Name	Tenant	Property Location	% Owned	Purchase Price	Square Feet	Annual Rent
AT&T Oklahoma	AT&T Corp. Jordan Associates, Inc.	Oklahoma City, OK	55.0%	$15,300,000	103,500 25,000	$1,242,000 $ 294,500
Metris Minnesota	Metris Direct, Inc.	Minnetonka, MN	100%	$52,800,000	300,633	$4,960,445
Stone & Webster	Stone & Webster, Inc. SYSCO Corporation	Houston, TX	100%	$44,970,000	206,048 106,516	$4,533,056 $2,130,320
Motorola Plainfield	Motorola, Inc.	S. Plainfield, NJ	100%	$33,648,156	236,710	$3,324,428
Quest	Quest Software, Inc.	Irvine, CA	15.8%	$ 7,193,000	65,006	$1,287,119
Delphi	Delphi Automotive Systems, LLC	Troy, MI	100%	$19,800,000	107,193	$1,955,524
Avnet	Avnet, Inc.	Tempe, AZ	100%	$13,250,000	132,070	$1,516,164
Siemens	Siemens Automotive Corp.	Troy, MI	56.8%	$14,265,000	77,054	$1,374,643
Motorola Tempe	Motorola, Inc.	Tempe, AZ	100%	$16,000,000	133,225	$2,054,329
ASML	ASM Lithography, Inc.	Tempe, AZ	100%	$17,355,000	95,133	$1,927,788
Dial	Dial Corporation	Scottsdale, AZ	100%	$14,250,000	129,689	$1,387,672
Metris Tulsa	Metris Direct, Inc.	Tulsa, OK	100%	$12,700,000	101,100	$1,187,925
Cinemark	Cinemark USA, Inc. The Coca-Cola Company	Plano, TX	100%	$21,800,000	65,521 52,587	$1,366,491 $1,354,184
Gartner	The Gartner Group, Inc.	Ft. Myers, FL	56.8%	$ 8,320,000	62,400	$ 830,656
Videojet Technologies Chicago	Videojet Technologies, Inc.	Wood Dale, IL	100%	$32,630,940	250,354	$3,376,746
Johnson Matthey	Johnson Matthey, Inc.	Wayne, PA	56.8%	$ 8,000,000	130,000	$ 854,748
Alstom Power Richmond (2)	Alstom Power, Inc.	Midlothian, VA	100%	$11,400,000	99,057	$1,244,501
Sprint	Sprint Communications Company, L.P.	Leawood, KS	56.8%	$ 9,500,000	68,900	$1,102,404
EYBL CarTex	EYBL CarTex, Inc.	Fountain Inn, SC	56.8%	$ 5,085,000	169,510	$ 550,908
Matsushita (2)	Matsushita Avionics Systems Corporation	Lake Forest, CA	100%	$18,431,206	144,906	$2,005,464
AT&T Pennsylvania	Pennsylvania Cellular Telephone Corp.	Harrisburg, PA	100%	$12,291,200	81,859	$1,442,116
PwC	PricewaterhouseCoopers, LLP	Tampa, FL	100%	$21,127,854	130,091	$2,093,382
Cort Furniture	Cort Furniture Rental Corporation	Fountain Valley, CA	44.0%	$ 6,400,000	52,000	$ 834,888
Fairchild	Fairchild Technologies U.S.A., Inc.	Fremont, CA	77.5%	$ 8,900,000	58,424	$ 920,144
Avaya	Avaya, Inc.	Oklahoma City, OK	3.7%	$ 5,504,276	57,186	$ 536,977
Iomega	Iomega Corporation	Ogden, UT	3.7%	$5,025,000	108,250	$ 659,868
Interlocken	ODS Technologies, L.P. and GAIAM, Inc.	Broomfield, CO	3.7%	$8,275,000	51,975	$1,070,515
Ohmeda	Ohmeda, Inc.	Louisville, CO	3.7%	$10,325,000	106,750	$1,004,520
Alstom Power Knoxville	Alstom Power, Inc.	Knoxville, TN	3.7%	$ 7,900,000	84,404	$1,106,520

(1)	Includes only the leased portion of this property.

(2)	Includes the actual costs incurred or estimated to be incurred by Wells OP to develop and construct the building in addition to the purchase price of the land.

(3)	Annual rent for AmeriCredit Phoenix, Kerr McGee and Nissan Property does not take effect until construction of the building is completed and the tenant is occupying the building.

(4)	Dana Kalamazoo and Dana Detroit were purchased for an aggregate purchase price of $41,950,000.

(5)

Subsequent to September 30, 2002, this building has been vacated by the tenant. See Footnote 10 and “Subsequent Events” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

(6)	Windy Point I and Windy Point II were purchased for an aggregate purchase price of $89,275,000.

Wells OP owns interests in properties directly and through equity ownership in the following joint ventures:

Joint Venture	Joint Venture Partners	Properties Held by Joint Venture
Fund XIII-REIT Joint Venture	Wells Operating Partnership, L.P. Wells Real Estate Fund XIII, L.P.	AmeriCredit ADIC
Fund XII-REIT Joint Venture	Wells Operating Partnership, L.P. Wells Real Estate Fund XII, L.P.	Siemens AT&T Oklahoma Comdata
Fund XI-XII-REIT Joint Venture	Wells Operating Partnership, L.P. Wells Real Estate Fund XI, L.P. Wells Real Estate Fund XII, L.P.	EYBL CarTex Sprint Johnson Matthey Gartner
Fund IX-X-XI-REIT Joint Venture	Wells Operating Partnership, L.P. Wells Real Estate Fund IX, L.P. Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P.	Alstom Power Knoxville Ohmeda Interlocken Avaya Iomega
Wells/Fremont Associates Joint Venture (the “Fremont Joint Venture”)	Wells Operating Partnership, L.P. Fund X-XI Joint Venture	Fairchild
Wells/Orange County Associates Joint Venture (the “Orange County Joint Venture”)	Wells Operating Partnership, L.P. Fund X-XI Joint Venture	Cort Furniture
Fund VIII-IX-REIT Joint Venture	Wells Operating Partnership, L.P. Fund VIII-IX Joint Venture	Quest

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

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

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Company has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Company would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Company nor its joint ventures have recognized impairment losses on real estate assets to date.

Deferred Project Costs

The Company records acquisition and advisory fees and acquisition expenses payable to Wells Capital, Inc. (the “Advisor”) by capitalizing deferred project costs and reimbursing the Advisor in an amount equal to 3.5% of cumulative capital raised to date. As the Company invests its capital proceeds, deferred project costs are applied to real estate assets, either directly or through contributions to joint ventures, and depreciated over the useful lives of the respective real estate assets. Acquisition and advisory fees and acquisition expenses paid as of September 30, 2002, amounted to $63.3 million and represented approximately 3.5% of capital contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture, or real estate assets. Deferred project costs at September 30, 2002 and December 31, 2001, represent fees paid, but not yet applied to properties .

Deferred Offering Costs

The Advisor expects to continue to fund 100% of the organization and offering costs and recognize related expenses, to the extent that such costs exceed 3% of cumulative capital raised, on behalf of the Company. Organization and offering costs include items such as legal and accounting fees, marketing and promotional costs, and printing costs, and specifically exclude sales costs and underwriting commissions. The Company records offering costs by accruing deferred offering costs, with an offsetting liability included in due to affiliates, at an amount equal to the lesser of 3% of cumulative capital raised to date or actual costs incurred from third-parties less reimbursements paid to the Advisor. As equity is raised, the Company reverses the deferred offering costs accrual and recognizes a charge to stockholders’ equity upon reimbursing the Advisor. As of September 30, 2002, the Advisor had paid organization and offering expenses on behalf of the Company in an aggregate amount of $34.2 million, of which the Advisor had been reimbursed $29.7 million, which did not exceed the 3% limitation. Deferred offering costs in the accompanying balance sheet represent costs incurred by the Advisor which will be reimbursed by the Company.

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

(f) Employees

The Company has no direct employees. The employees of the Advisor and Wells Management Company, Inc. (Wells Management), an affiliate of the Company and the Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company. The Company has reimbursed the Advisor and Wells Management for allocated salaries, wages and other payroll related costs totaling $1.1 million and $0.4 million for the nine months ended September 30, 2002 and 2001, respectively, and $0.5 million and $0.1 million for the three months ended September 30, 2002 and 2001, respectively.

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

The consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of management of the Company, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2001.

2.      INVESTMENT IN JOINT VENTURES

(a) Basis of Presentation

As of September 30, 2002, the Company owned interests in 17 properties in joint ventures with related entities through its ownership in Wells OP, which owns interests in seven such joint ventures. The Company does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method.

(b) Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Company, through Wells OP, had ownership interests as of September 30, 2002 and 2001, respectively. There were no additional investments in joint ventures made by the Company during the three months and nine months ended September 30, 2002.

	Total Revenues		Net Income		Wells OP’s Share of Net Income

	Three Months Ended (in thousands)		Three Months Ended (in thousands)		Three Months Ended (in thousands)

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund IX-X-XI-REIT Joint Venture	$1,083	$1,083	$574	$670	$21	$25
Cort Joint Venture	199	204	135	149	59	65
Fremont Joint Venture	226	227	142	142	110	110
Fund XI-XII-REIT Joint Venture	836	844	484	520	275	295
Fund XII-REIT Joint Venture	1,330	1,410	727	815	400	448
Fund VIII-IX-REIT Joint Venture	302	314	153	156	24	24
Fund XIII-REIT Joint Venture	704	306	408	155	370	135

	$4,680	$4,388	$2,623	$2,607	$1,259	$1,102

	Total Revenues		Net Income		Wells OP’s Share of Net Income

	Nine Months Ended (in thousands)		Nine Months Ended (in thousands)		Nine Months Ended (in thousands)

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund IX-X-XI-REIT Joint Venture	$3,310	$3,264	$1,747	$2,043	$65	$76
Cort Joint Venture	597	602	405	415	177	181
Fremont Joint Venture	678	677	419	421	325	326
Fund XI-XII-REIT Joint Venture	2,525	2,533	1,526	1,534	866	871
Fund XII-REIT Joint Venture	4,143	3,306	2,385	1,848	1,311	967
Fund VIII-IX-REIT Joint Venture	906	894	461	416	73	66
Fund XIII-REIT Joint Venture	2,108	306	1,215	155	921	135

	$14,267	$11,582	$8,158	$6,832	$3,738	$2,622

3.      INVESTMENTS IN REAL ESTATE

As of September 30, 2002, the Company, through its ownership in Wells OP, owns 50 properties directly. The following describes acquisitions made directly by Wells OP during the three months ended September 30, 2002.

The ISS Atlanta Buildings

On July 1, 2002, Wells OP purchased two five-story buildings containing a total of 238,600 rentable square feet located in Atlanta, Georgia for a purchase price of $40.5 million, excluding closing costs. The ISS Atlanta Buildings were acquired by assigning to Wells OP an existing ground lease with the Development Authority of Fulton County (“Development Authority”). Fee simple title to the land upon which the ISS

Atlanta Buildings are located is held by the Development Authority, which issued Development Authority of Fulton County Taxable Revenue Bonds (“Bonds”) totaling $32.5 million in connection with the construction of these buildings. The Bonds, which entitle Wells OP to certain real property tax abatement benefits, were also assigned to Wells OP at the closing. Fee title interest to the land will be transferred to Wells OP upon payment of the outstanding balance on the Bonds, either by prepayment by Wells OP or at the expiration of the ground lease on December 1, 2015.

The entire rentable area of the ISS Atlanta Buildings is leased to Internet Security Systems, Inc., a Georgia corporation (“ISS”). The ISS Atlanta lease is a net lease that commenced in November 2000 and expires in May 2013. The current annual base rent payable under the ISS Atlanta lease is approximately $4.6 million. ISS, at its option, has the right to extend the initial term of its lease for three additional five-year periods at 95% of the then-current market rental rate.

The PacifiCare San Antonio Building

On July 12, 2002, Wells OP purchased the PacifiCare San Antonio Building, a two-story office building containing 142,500 rentable square feet located in San Antonio, Texas for a purchase price of $14.7 million, excluding closing costs. The PacifiCare San Antonio Building is 100% leased to PacifiCare Health Systems, Inc. (“PacifiCare”). The PacifiCare lease is a net lease that commenced in November 2000 and expires in November 2010. The current annual base rent payable under the PacifiCare lease is approximately $1.5 million. PacifiCare, at its option, has the right to extend the initial term of its lease for three additional five-year periods. Monthly base rent for the first renewal term will be approximately $0.2 million and monthly base rent for the second and third renewal terms will be the then-current market rental rate.

The Kerr-McGee Property

On July 29, 2002, Wells OP purchased the Kerr-McGee Property, a 4.2-acre tract of land located in Houston, Harris County, Texas for a purchase price of approximately $1.7, excluding closing costs. Wells OP has entered into agreements to construct a four-story office building containing approximately 100,000 rentable square feet (the “Kerr-McGee Project”) on the Kerr-McGee Property. It is currently anticipated that the aggregate of all costs and expenses to be incurred by Wells OP with respect to the acquisition of the Kerr-McGee Property and the planning, design, development, construction and completion of the Kerr McGee Project will total approximately $15.8 million.

The entire 100,000 rentable square feet of the Kerr-McGee Project will be leased to Kerr-McGee Oil & Gas Corporation (“Kerr-McGee”), a wholly owned subsidiary of Kerr-McGee Corporation. The initial term of the Kerr-McGee lease will extend 11 years and 1 month beyond the rent commencement date. Construction on the building is scheduled to be completed by July 2003. The rent commencement date will occur no later than July 1, 2003. Kerr-McGee has the right to extend the initial term of this lease for one additional period of twenty years or the option to extend the initial term for any combination of additional periods of ten years or five years for a total additional period of not more than twenty years. The base rental rate will be 95% of the existing market rate. The initial annual base rent payable under the Kerr-McGee lease will be calculated as 10.5% of project costs.

Wells OP obtained a construction loan in the amount of $13.7 million from Bank of America, to fund the construction of a building on the Kerr-McGee Property. The loan requires monthly payments of interest only and matures on January 29, 2004. The interest rate on the loan as of August 6, 2002 was 3.80%. The Bank of America loan is secured by a first priority mortgage on the Kerr-McGee Property.

The BMG Greenville Buildings

On July 31, 2002, Wells OP purchased the BMG Greenville Buildings, two one-story office buildings containing 786,778 rentable square feet located in Duncan, Spartanburg County, South Carolina for a purchase price of $26.9 million, excluding closing costs. The BMG Greenville Buildings are leased to BMG Direct Marketing, Inc. (“BMG Marketing”) and BMG Music (“BMG Music”).

The BMG Marketing lease is a net lease that covers approximately 473,398 square feet that commenced in March 1988 and expires in March 2011. The current annual base rent payable under the BMG Marketing lease is approximately $1.4 million. BMG Marketing, at its option, has the right to extend the initial term of its lease for two consecutive ten-year periods at 95% of the then-current market rental rate.

The BMG Music lease is a net lease that covers approximately 313,380 rentable square feet that commenced in December 1987 and expires in March 2011. The current annual base rent payable under the BMG Music lease is approximately $0.8 million. BMG Music, at its option, has the right to extend the initial term of its lease for two consecutive ten-year periods at 95% of the then-current market rental rate.

The Kraft Atlanta Building

On August 1, 2002, Wells OP purchased the Kraft Atlanta Building, a one-story office building containing 87,219 rentable square feet located in Suwanee, Forsyth County, Georgia for a purchase price of approximately $11.6 million, excluding closing costs. The Kraft Atlanta Building is leased to Kraft Foods North America, Inc. (“Kraft”) and PerkinElmer Instruments, LLC (“PerkinElmer”).

The Kraft lease is a net lease that covers approximately 73,264 square feet that commenced in February 2002 and expires in January 2012. The current annual base rent payable under the Kraft lease is approximately $1.3 million. Kraft, at its option, has the right to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate. In addition, Kraft may terminate the lease (1) at the end of the third year by paying a $7.0 million termination fee, or (2) at the end of the seventh lease year by paying an approximately $1.8 million termination fee.

The PerkinElmer lease is a net lease that covers approximately 13,955 rentable square feet that commenced in December 2001 and expires in November 2016. The current annual base rent payable under the PerkinElmer lease is approximately $0.2 million. PerkinElmer, at its option, has the right to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate. In addition, PerkinElmer may terminate the lease at the end of the tenth lease year by paying a $0.3 million termination fee.

The Nokia Dallas Buildings

On August 15, 2002, Wells OP purchased the Nokia Dallas Buildings, three adjacent office buildings containing an aggregate of 604,234 rentable square feet located in Irving, Texas for an aggregate purchase price of approximately $119.6 million, excluding closing costs. The Nokia Dallas Buildings are all leased entirely to Nokia, Inc (“Nokia”) under three long-term net leases for periods of 10 years, with approximately seven to eight years remaining on such leases.

The Nokia I Building is a nine-story building containing 228,678 rentable square feet. The Nokia I Building lease fully commenced in July 1999 and expires in July 2009. The current annual base rent payable under the Nokia I Building lease is approximately $4.4 million. The Nokia II Building is a seven-story building containing 223,470 rentable square feet. The Nokia II Building lease commenced in December 2000 and expires in December 2010. The current annual base rent payable under the Nokia II Building lease is approximately $4.5 million. The Nokia III Building is a six-story building containing

152,086 rentable square feet. The Nokia III Building lease commenced in June 1999 and expires in July 2009. The current annual base rent payable under the Nokia III Building lease is approximately $3.0 million.

The Harcourt Austin Building

On August 15, 2002, Wells OP purchased the Harcourt Austin Building, a seven-story office building containing 195,230 rentable square feet located in Austin, Texas for a purchase price of $39.0 million, excluding closing costs. The Harcourt Austin Building is leased entirely to Harcourt, Inc. (“Harcout”), a wholly owned subsidiary of Harcourt General, Inc., the guarantor of the Harcourt lease. The Harcourt lease commenced in July 2001 and expires in June 2016. The current annual base rent payable under the Harcourt lease is approximately $3.4 million.

The AmeriCredit Phoenix Property

On September 12, 2002, Wells OP purchased the AmeriCredit Phoenix Property, a 14.74-acre tract of land located in Chandler, Maricopa County, Arizona for a purchase price of approximately $2.6 million, excluding closing costs. Wells OP has entered into agreements to construct a three-story office building containing approximately 153,494 rentable square feet (the “AmeriCredit Phoenix Project”) on the AmeriCredit Phoenix Property. It is currently anticipated that the aggregate of all costs and expenses to be incurred by Wells OP with respect to the acquisition of the AmeriCredit Phoenix Project and the planning, design, development, construction and completion of the AmeriCredit Phoenix Project will total approximately $24.7 million.

The entire 153,494 rentable square feet of the AmeriCredit Phoenix Project will be leased to AmeriCredit Financial Services, Inc. (“AmeriCredit”), a wholly owned subsidiary of AmeriCredit Corporation. The initial term of the AmeriCredit lease will extend 10 years and 4 month beyond the rent commencement date. Construction on the building is scheduled to be completed by August 2003. AmeriCredit has the right to extend the initial term of this lease for two additional periods of five years at 95% of the then-market rate. As an inducement for Wells OP to enter into the AmeriCredit Phoenix lease, AmeriCredit has prepaid to Wells OP the first three years of base rent at a discounted amount equal to approximately $4.8 million.

The IRS Long Island Buildings

On September 16, 2002, Wells REIT-Holtsville, NY, LLC (“REIT-Holtsville”), a Georgia limited liability company wholly-owned by Wells OP purchased the IRS Long Island Buildings, a two-story office building and a one-story daycare facility containing an aggregate 259,700 rentable square feet located in Holtsville, New York for a purchase price of approximately $51.0 million, excluding closing costs. Approximately 191,050 of the aggregate rentable square feet of the IRS Long Island Buildings (74%) is currently leased to the United States of America through the U.S. General Services Administration (“U.S.A.”) for occupancy by the IRS under three separate lease agreements for the processing & collection division of the IRS (“IRS Collection”), the compliance division of the IRS (“IRS Compliance”), and the IRS Daycare Facility. REIT-Holtsville is negotiating for the remaining 26% of the IRS Long Island Buildings to be leased by the U.S.A. on behalf of the IRS or to another suitable tenant. If REIT-Holtsville should lease this space to the U.S.A. or another suitable tenant within 18 months, REIT-Holtsville would owe the seller an additional amount of up to $14.5 million as additional purchase price for the IRS Long Island Buildings pursuant to the terms of an earnout agreement entered into between REIT-Holtsville and the seller at the closing.

The IRS Collection lease, which encompasses 128,000 rentable square feet of the IRS Office Building, commenced in August 2000 and expires in August 2005. The current annual base rent payable under the IRS Collection lease is approximately $5.0 million. The annual base rent payable under the IRS Collection lease for the remaining two years of the initial lease term will be approximately $2.8 million. The U.S.A., at its option, has the right to extend the initial term of its lease for two additional five-year periods at annual rental rates of approximately $4.2 million and $5.0 million, respectively.

The IRS Compliance lease, which encompasses 50,949 rentable square feet of the IRS Office Building, commenced in December 2001 and expires in December 2011. The annual base rent payable under the IRS Compliance lease for the initial term of the lease is approximately $1.7 million. The U.S.A., at its option, has the right to extend the initial term of its lease for one additional ten-year period at an annual rental rate of approximately $2.2 million.

The IRS Daycare Facility lease, which encompasses the entire 12,100 rentable square feet of the IRS Daycare Facility, commenced in October 1999 and expires in September 2004. The annual base rent payable under the IRS Daycare Facility lease for the initial term of the lease is approximately $0.5 million. The U.S.A., at its option, has the right to extend the initial term of its lease for two additional five-year periods at an annual rental rate of approximately $0.4 million.

The KeyBank Parsippany Building

On September 27, 2002, Wells OP purchased the KeyBank Parsippany Building, a four-story office building containing 404,515 rentable square feet located in Parsippany, New Jersey for a purchase price of approximately $101.4 million, excluding closing costs. The KeyBank Parsippany Building is leased to Key Bank U.S.A., N.A. (“KeyBank”) and Gemini Technology Services (“Gemini”).

The KeyBank lease covers 200,000 rentable square feet (49%) under a net lease that commenced in March 2001 and expires in February 2016. The current annual base rent payable under the KeyBank lease is $3.8 million. KeyBank, at its option, has the right to extend the initial term of its lease for three additional five-year periods at the then-current market rental rate.

The Gemini lease covers 204,515 rentable square feet (51%) under a gross lease that commenced in December 2000 and expires in December 2013. The current annual base rent payable under the Gemini lease is approximately $5.7 million. Gemini, at its option, has the right to extend the initial term of its lease for three additional five-year periods at a rate equal to the greater of (1) the annual rent during the final year of the initial lease term, or (2) 95% of the then-current market rental rate.

The Federal Express Colorado Springs Building

On September 27, 2002, Wells OP purchased the Federal Express Colorado Springs Building, a three-story office building containing 155,808 rentable square feet located in Colorado Springs, Colorado for a purchase price of $26.0 million, excluding closing costs. The Federal Express Colorado Springs Building is leased entirely to Federal Express Corporation (“Federal Express”). The Federal Express lease commenced in July 2001 and expires in October 2016. The current annual base rent payable under the Federal Express lease is approximately $2.2 million. Federal Express, at its option, has the right to extend the initial term of its lease for four additional five-year periods at 90% of the then-current market rental rate. In addition, Federal Express has an expansion option under its lease pursuant to which Wells OP would be required to construct an additional office building.

The EDS Des Moines Building

On September 27, 2002, Wells OP purchased the EDS Des Moines Building, a one-story office and distribution building containing 115,000 rentable square feet of office space and 290,000 rentable square feet of warehouse space located in Des Moines, Iowa for a purchase price of $26.5 million, excluding closing costs. The EDS Des Moines Building is leased entirely to EDS Information Services L.L.C. (“EDS”), a wholly-owned subsidiary of Electronic Data Systems Corporation (“EDS Corp.”). EDS Corp. is

the guarantor of the EDS lease. The EDS lease commenced in May 2002 and expires in April 2012. The current annual base rent payable under the EDS lease is approximately $2.4 million. EDS, at its option, has the right to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate. In addition, EDS has an expansion option under its lease for up to an additional 100,000 rentable square feet.

The Intuit Dallas Building

On September 27, 2002, Wells OP purchased the Intuit Dallas Building, a two-story office building with a three-story wing containing 166,238 rentable square feet located in Plano, Texas for a purchase price of $26.5 million, excluding closing costs. The Intuit Dallas Building is leased entirely to Lacerte Software Corporation (“Lacerte”), a wholly-owned subsidiary of Intuit, Inc. (“Intuit”). Intuit is the guarantor of the Lacerte lease. The Lacerte lease commenced in July 2001 and expires in June 2011. The current annual base rent payable under the Lacerte lease is approximately $2.5 million. Lacerte, at its option, has the right to extend the initial term of its lease for two additional five-year periods at rental rates of $17.92 per square foot and $19.71 per square foot, respectively. In addition, Lacerte has an expansion option through November 2004 pursuant to which Wells OP would be required to purchase an additional 19 acre tract of land and to construct up to an approximately 600,000 rentable square foot building thereon.

The Allstate Indianapolis Building

On September 27, 2002, Wells OP purchased the Allstate Indianapolis Building, a one-story office building containing 89,956 rentable square feet located in Indianapolis, Indiana for a purchase price of $10.9 million, excluding closing costs. The Allstate Indianapolis Building is leased to Allstate Insurance Company (“Allstate”) and Holladay Property Services Midwest, Inc. (“Holladay”).

The Allstate lease, which covers 84,200 rentable square feet (94%), commenced in March 2002 and expires in August 2012. The current annual base rent payable under the Allstate lease is approximately $1.2 million. Allstate at its option has the right to (1) terminate the initial term of the Allstate lease at the end of the fifth lease year (August 2007) upon payment of an approximately $0.4 million fee, or (2) reduce its area of occupancy to not less than 20,256 rentable square feet, by providing written notice on or before August 2006. Allstate, at its option, has the right to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate. In addition, Allstate has a right of first refusal for the leasing of additional space in the Allstate Indianapolis Building.

Holladay is a property management company that manages the Allstate Indianapolis Building from the site. The Holladay lease, which covers 5,756 rentable square feet (6%), commenced in October 2001 and expires in September 2006. The current annual base rent payable under the Holladay lease is approximately $.07 million.

The Daimler Chrysler Dallas Building

On September 30, 2002, Wells OP purchased the Daimler Chrysler Dallas Building, a two-story office building containing 130,290 rentable square feet located in Westlake, Texas for a purchase price of $25.1 million, excluding closing costs. The Daimler Chrysler Dallas Building is leased entirely to Daimler Chrysler Services North America LLC (“Daimler Chrysler NA”). The Daimler Chrysler NA lease commenced in January 2002 and expires in December 2011. The current annual base rent payable under the Daimler Chrysler NA lease is approximately $3.2 million. Daimler Chrysler NA, at its option, has the right to extend the initial term of its lease for three additional five-year periods at 98% of the then-current market rental rate. In addition, Daimler Chrysler NA has an expansion option for up to an additional 70,000 rentable square feet and a right of first offer if Wells OP desires to sell the Daimler Chrysler Dallas Building during the term of the lease.

4.      NOTE RECEIVABLE

In connection with the purchase of the TRW Denver Building on May 29, 2002, Wells OP acquired a note receivable from the building’s sole tenant, TRW, Inc., in the amount of $5.2 million. The loan was made to fund above-standard tenant improvement costs to the building. The note receivable is structured to be fully amortized over the remaining lease term, which expires September 2007, at 11% interest with TRW making monthly loan payments of $.1 million. At September 30, 2002, the principal balance of this note receivable was $5.0 million.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

5.      NOTES PAYABLE

At September 30, 2002, Wells OP had the following debt:

Lender	Collateral	Type of Debt	Maturity Date	Balance Outstanding (in millions)
SouthTrust	The Alstom Power Richmond Building	$7.9 million line of credit, interest at 30 day LIBOR plus 175 basis points	December 10, 2002	$7.7

SouthTrust	The PwC Building	$12.8 million line of credit, interest at 30 day LIBOR plus 175 basis points	December 10, 2002	2.1

SouthTrust	The Avnet Building and the Motorola Tempe Building	$19.0 million line of credit, interest at 30 day LIBOR plus 175 basis points	December 10, 2002	0

SouthTrust	The Cinemark Building, the Dial Building and the ASML Building	$32.4 million line of credit, interest at 30 day LIBOR plus 175 basis points	December 10, 2002	0

Bank of America	The Nissan Property	$34.2 million construction loan, interest at LIBOR plus 200 basis points	July 30, 2003	13.3

Bank of America	The Kerr McGee Property	$13.7 million construction loan, interest at LIBOR plus 200 basis points	January 29, 2004	1.0

Bank of America	The Videojet Technologies Chicago Building, the AT&T Pennsylvania Building, the Matsushita Building, the Metris Tulsa Building, the Motorola Plainfield Building and the Delphi Building	$85 million line of credit, interest at 30 day LIBOR plus 180 basis points	May 11, 2004	0

Prudential	The BMG Buildings	$8.8 million note payable, interest at 8%, principal and interest payable monthly	December 15, 2003	8.8

Prudential	The BMG Buildings	$2.9 million note payable, interest at 8.5%, interest payable monthly, principal payable upon maturity	December 15, 2003	2.9

Total				$35.8

6.      INTEREST RATE SWAPS

Wells OP has entered into interest rate swap agreements with Bank of America in order to hedge its interest rate exposure on the Bank of America construction loans for the Nissan Property (the Nissan Loan) and the Kerr McGee Property (the Kerr McGee Loan). The interest rate swap agreements involve the exchange of amounts based on a fixed interest rate for amounts based on a variable interest rate over the life of the loan agreement without an exchange of the notional amount upon which the payments are based. The notional amount of both interest rate swaps is the balance outstanding on the construction loan on the payment date.

The interest rate swap for the Nissan Loan became effective January 15, 2002 and terminates on June 15, 2003. Wells OP, as the fixed rate payer, has an interest rate of 3.9%. Bank of America, the variable rate payer, pays at a rate equal to U.S. dollar LIBOR on the payment date. The result is an effective interest rate of 5.9% on the Nissan Loan.

The interest rate swap for the Kerr McGee Loan became effective September 15, 2002 and terminates on July 15, 2003. Wells OP as fixed rate payer has an interest rate of 2.27%. Bank of America, the variable rate payer, pays at a rate equal to U.S. dollar LIBOR on the payment date. The result is an effective interest rate of 4.27% on the Kerr McGee Loan.

During the nine months ended September 30, 2002, Wells OP made interest payments totaling approximately $45,221 under the terms of the interest rate swap agreements. At September 30, 2002, the estimated fair value of the interest rate swap for the Nissan Loan and the Kerr McGee Loan was $(384,855) and $(30,180), respectively. The interest rate swaps are accounted for by mark-to-market accounting on a monthly basis and are included in prepaid and other assets on the accompanying consolidated balance sheet.

On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137 and No. 138 Accounting for Derivative Instruments and Hedging Activities. The effect of adopting the SFAS No. 133 did not have a material effect on the Company’s consolidated financial statements.

7.      INVESTMENT IN BONDS AND OBLIGATIONS UNDER CAPITAL LEASES

In connection with the purchase of a ground leasehold interest in the Ingram Micro Distribution Facility pursuant to a Bond Real Property Lease dated December 20, 1995 (the Bond Lease), Wells OP acquired an Industrial Development Revenue Note (the Bond) dated December 20, 1995 in the principal amount of $22 million. As part of the same transaction, Wells OP also acquired a Fee Construction Mortgage Deed of Trust Assignment of Rents and Leases (the Bond Deed of Trust), also dated December 20, 1995, which was executed by the Industrial Development Board in order to secure the Bond. Beginning in 2006, the holder of the Bond Lease has the option to purchase the land underlying the Ingram Micro Distribution Facility for $100 plus satisfaction of the indebtedness evidenced by the Bond. Because Wells OP is technically subject to the obligation to pay the $22 million indebtedness evidenced by the Bond, the obligation to pay the Bond is carried on the Company’s books as a liability. However, since Wells OP is also the owner of the Bond, the Bond is also carried on the Company’s books as an asset.

As part of the transaction to acquire a ground leasehold interest in the ISS Atlanta Buildings, Wells OP was assigned Development Authority of Fulton County Taxable Revenue Bonds totaling $32.5 million, which were originally issued in connection with the development of the ISS Atlanta Buildings (the Bonds). The Bonds entitle Wells OP to certain property tax abatement benefits. Upon payment of the outstanding balance on the Bonds, on or before the expiration of the ground lease on December 1, 2015, fee title interest to the underlying land will be transferred to Wells OP. Because Wells OP is technically subject to the obligation to pay the $32.5 million indebtedness evidenced by the Bond, the obligation to pay the Bonds is carried on the Company’s books as a liability. However, since Wells OP is also the owner of the Bonds, the Bonds are also carried on the Company’s books as an asset.

8.      DUE TO AFFILIATES

Due to affiliates consists of amounts due to the Advisor for acquisitions and advisory fees and acquisition expenses, deferred offering costs, and other operating expenses paid on behalf of the Company. Also included in due to affiliates is the amount due to the Fund VIII-IX Joint Venture related to the Matsushita lease guarantee, which is explained in greater detail in the financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2001. Payments of $.6 million have been made as of September 30, 2002 toward funding the obligation under the Matsushita agreement.

9.      COMMITMENTS AND CONTINGENCIES

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

Following the acquisition of each property, Wells Exchange will attempt to sell co-tenancy interests to 1031 Participants, the proceeds of which will be used to pay off the interim financing. In consideration for the payment of a take out fee to the Company, and following approval of the potential property acquisition by the Company’s Board of Directors, it is anticipated that Wells OP will enter into a contractual relationship providing that, in the event that Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, Wells OP will purchase, at Wells Exchange’s cost, any co-tenancy interests remaining unsold at the end of the offering period. As a part of the initial transaction in the Wells Section 1031 Program, Wells OP entered into a take out purchase and escrow agreement dated April 16, 2001 providing, among other things, that Wells OP would be obligated to acquire, at Wells Exchange’s cost, any unsold co-tenancy interests in the building known as the Ford Motor Credit Complex which remained unsold at the expiration of the offering of Wells Exchange, which was extended to April 15, 2002. Wells OP was compensated for its takeout commitment in the amount of $.1 million in each of 2001 and 2002 by payment of a take out fee to Wells OP in an amount equal to 1.25% of its maximum financial obligation under the Ford Motor Credit take out purchase and escrow agreement. On April 12, 2002, Wells Exchange paid off the interim financing on the Ford Motor Credit Complex. This pay off of the loan triggered the release of Wells OP from its prior obligations under the take out purchase and escrow agreement relating to such property.

Letters of Credit

At September 30, 2002, Wells OP had three letters of credit totaling $19.2 million outstanding from financial institutions, which were not recorded in the accompanying consolidated balance sheet. These letters of credit were required by three of the Company’s tenants to ensure completion of the Company’s contractual obligations. The Company’s management does not anticipate a need to draw on these letters of credit.

Properties under Contract

At September 30, 2002, the Company had three executed contracts for the acquisition of properties totaling $82.0 million. Escrows of $1.3 million have been paid out for these properties and are included in prepaid and other assets on the accompanying consolidated balance sheet.

10.      SUBSEQUENT EVENTS

Issuance of Common Stock

From October 1, 2002 through October 25, 2002, the Company has raised approximately $91.5 million through the issuance of 9.1 million shares of common stock in the Company.

Termination Agreement

Effective October 31, 2002, Arthur Andersen LLP (Andersen) and Wells OP entered into a termination agreement with respect to the lease for the three-story office building containing 157,700 rentable square feet located in Sarasota, Florida known as the Arthur Andersen Building. In consideration for releasing Andersen from its obligation to pay rent under the lease, Andersen paid Wells OP a termination fee of $979,760 and conveyed to Wells OP an approximately 1.3 acre tract of land adjacent to the property which was used for parking.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and notes thereto.

Forward Looking Statements

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Company, anticipated capital expenditures required to complete certain projects, amounts of anticipated cash distributions to shareholders in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in the Report, which include changes in general economic conditions, changes in real estate conditions, construction costs which may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, inability to invest in properties on a timely basis or in properties that will provide targeted rates of return and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The Company has made an election under Section 856 (c) of the Internal Revenue Code (the “Code”) to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1999. As a REIT for federal income tax purposes, the Company generally will not be subject to Federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which its qualification is lost. Such an event could materially, adversely affect the Company’s net income. However, management believes that the Company is organized and operates in a manner, which will enable the Company to qualify for treatment as a REIT for federal income tax purposes during this fiscal year. In addition, management intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, the Company received aggregate gross offering proceeds of $988.5 million from the sale of 98.8 million shares of its common stock. After payment of $34.8 million in acquisition and advisory fees and acquisition expenses, payment of $104.3 million in selling commissions and organization and offering expenses, and common stock redemptions of $11.6 million pursuant to the Company’s share redemption program, the Company raised net offering proceeds of $837.8 million during the first three quarters of 2002, of which $144.5 million remained available for investment in properties at quarter end. In October, the Company reached its limit on stock redemptions for the year and, accordingly, there will be no further stock redemptions under the Company’s stock redemption program for the remainder of 2002.

During the nine months ended September 30, 2001, the Company received aggregate gross offering proceeds of $297.8 million from the sale of 29.8 million shares of its common stock. After payment of $10.3 million in acquisition and advisory fees and acquisition expenses, payment of $35.6 million in selling commissions and organizational and offering expenses, and common stock redemptions of $2.1 million pursuant to the Company’s share redemption program, the Company raised net offering proceeds of $249.8 million during the first three quarters of 2001, of which $8.7 million remained available for investment in properties at quarter end.

The significant increase in capital resources available to the Company is due to significantly increased sales of its common stock during the first three quarters of 2002.

As of September 30, 2002, the Company owned interests in 67 real estate properties either directly or through its interests in joint ventures. Dividends declared for the third quarter of 2002 and 2001 were approximately $0.1938 and $0.1875 per share, respectively. In August 2002, the Board of Directors of the Company declared dividends for the fourth quarter of 2002 in the amount of approximately $0.175 per share.

Due primarily to the pace of our property acquisitions, as explained in more detail in the following paragraphs, dividends paid in the first three quarters of 2002 in the aggregate amount of approximately $71.4 million exceeded our Adjusted Funds From Operations for this period by approximately $11 million.

We continue to acquire properties that meet our standards of quality both in terms of the real estate and the creditworthiness of the tenants. Creditworthy tenants of the type we target are becoming more and more highly valued in the marketplace and, accordingly, there is increased competition in acquiring properties with these creditworthy tenants. As a result, the purchase prices for such properties have increased with corresponding reductions in cap rates and returns on investment. In addition, changes in market conditions have caused us to add to our internal procedures for ensuring the creditworthiness of our tenants before any commitment to buy a property is made. We continue to remain steadfast in our commitment to invest in quality properties that will produce quality income for our shareholders. Accordingly, because the marketplace is now placing a higher value on our type of properties and because of the additional time it now takes in the acquisition process for us to assess tenant credit – plus our commitment to adhere to purchasing properties with tenants that meet our investment criteria – we were required to lower our dividend yield to investors.

As a result of the factors described in the preceding paragraph, on August 29, 2002, our board of directors declared dividends for the fourth quarter of 2002 in an amount equal to a 7.0% annualized percentage rate return on an investment of $10 per share to be paid in December 2002. Our fourth quarter dividends are calculated on a daily record basis of $0.001923 (0.1923 cents) per day per share on the outstanding shares of common stock payable to shareholders of record of such shares as shown on the books of the Company at the close of business on each day during the period, commencing on September 16, 2002, and continuing on each day thereafter through and including December 15, 2002.

Cash Flows From Operating Activities

The Company’s net cash provided by operating activities was $68.2 million and $26.5 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in net cash provided by operating activities was due primarily to the net income generated by additional properties acquired during 2002 and 2001.

Cash Flows Used In Investing Activities

The Company’s net cash used in investing activities was $826.9 million and $155.7 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in net cash used in investing activities was due primarily to investments in properties and the payment of related deferred project costs, partially offset by distributions received from joint ventures.

Cash Flows From Financing Activities

The Company’s net cash provided by financing activities was $827.1 million and $136.1 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in net cash provided by financing activities was due primarily to the raising of additional capital and the lack of debt payments, which were

$208.1 million in the prior year. The Company raised $988.5 million in offering proceeds for the nine months ended September 30, 2002, as compared to $297.8 million for the same period in 2001. Additionally, the Company paid dividends totaling $23.5 million in the first three quarters of 2001 compared to $71.4 million in the same period of 2002.

Results of Operations

Gross revenues were $74.5 million and $34.1 million for the nine months ended September 30, 2002 and 2001, respectively. Gross revenues for the nine months ended September 30, 2002 and 2001 were attributable to rental income, interest income earned on funds held by the Company prior to the investment in properties, and income earned from joint ventures. The increase in revenues in 2002 was primarily attributable to the purchase of $805.5 million in additional properties during 2002 and the purchase of $114.1 million in additional properties during the fourth quarter of 2001 which were not owned for the first three quarters of 2001. The purchase of additional properties also resulted in an increase in expenses, which totaled $34.7 million for the nine months ended September 30, 2002, as compared to $19.6 million for the nine months ended September 30, 2001. Expenses in 2002 and 2001 consisted primarily of depreciation, operating costs, interest expense, management and leasing fees and general and administrative costs. As a result, the Company’s net income also increased from $14.4 million for the nine months ended September 30, 2001 to $39.8 million for the nine months ended September 30, 2002.

Earnings per share for the nine months ended September 30, 2002 decreased from $0.33 per share for the nine months ended September 30, 2001 to $0.31 per share for the nine months ended September 30, 2002. Earnings per share for the third quarter decreased from $0.11 per share for the three months ended September 30, 2001 to $0.09 per share for the three months ended September 30, 2002. These decreases were primarily due to the substantial increase in the number of shares outstanding as a result of capital raised in 2002 which was not completely matched by a corresponding increase in net income because such capital proceeds were not fully invested in properties.

Funds From Operations

Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), generally means net income, computed in accordance with GAAP excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT. However, the Company’s calculation of FFO, while consistent with NAREIT’s definition, may not be comparable to similarly titled measures presented by other REITs. Adjusted Funds From Operations (“AFFO”) is defined as FFO adjusted to exclude the effects of straight-line rent adjustments, deferred loan cost amortization and other non-cash and/or unusual items. Neither FFO nor AFFO represent cash generated from operating activities in accordance with GAAP and should not be considered as alternatives to net income as an indication of the Company’s performance or to cash flows as a measure of liquidity or ability to make distributions. The following table reflects the calculation of FFO and AFFO for the three and nine months ended September 30, 2002 and 2001, respectively:

	Three Months Ended		Nine Months Ended

	(in thousands)		(in thousands)

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

FUNDS FROM OPERATIONS:
Net income	$15,285	$6,109	$39,821	$14,423
Add:
Depreciation	10,282	3,947	23,185	10,341
Amortization of deferred leasing costs	78	76	229	228
Depreciation and amortization -unconsolidated partnerships	708	647	2,115	1,561

Funds from operations (FFO)	26,353	10,779	65,350	26,553

Adjustments:
Loan cost amortization	162	237	587	529
Straight line rent	(2,146)	(708)	(5,312)	(1,930)
Straight line rent - unconsolidated partnerships	(27)	(100)	(229)	(233)
Lease acquisitions fees paid - unconsolidated partnerships	—	—	—	(8)

Adjusted funds from operations	$24,342	$10,208	$60,396	$24,911

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	163,395	54,112	128,541	43,726

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases that are intended to protect the Company from the impact of inflation. These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

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

Subsequent Events

Effective October 31, 2002, Arthur Andersen LLP (Andersen) and Wells OP entered into a termination agreement with respect to the lease for the three-story office building containing 157,700 rentable square feet located in Sarasota, Florida known as the Arthur Andersen Building. In consideration for releasing Andersen from its obligation to pay rent under the lease, Andersen paid Wells OP a termination fee of $979,760 and conveyed to Wells OP an approximately 1.3 acre tract of land adjacent to the property which was used for parking. The Company is actively seeking new tenants for this office space.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	The Registrant filed the following reports on Form 8-K during the third quarter of 2002:

(i)	Amendment No. 1 to Form 8-K dated May 1, 2002 providing the required financial statements of the Registrant relating to the acquisitions of the Agilent Atlanta Building located in Alpharetta, Georgia, the BellSouth Ft. Lauderdale Building located in Ft. Lauderdale, Florida, the Experian/TRW Buildings located in Allen, Texas and the Agilent Boston Building located in Boxborough, Massachusetts.

(ii)	Current Report on Form 8-K dated July 1, 2002 disclosing the acquisition of the ISS Atlanta Buildings located in Atlanta, Georgia.

(iii)	Amendment No.1 to Form 8-K dated June 5, 2002 providing the required financial statements of the Registrant relating to the acquisitions of the TRW Denver Building located in Aurora, Colorado and the MFS Phoenix Building located in Phoenix, Arizona.

(iv)	Current Report on Form 8-K dated August 15, 2002 disclosing the acquisitions by the Registrant of the Nokia Dallas Buildings located in Irving, Texas and the Harcourt Austin Buildings located in Austin, Texas and providing the required financial statements of the Registrant relating to the acquisition of the Nokia Dallas Buildings.

(v)	Current Report on Form 8-K dated August 29, 2002 disclosing the fourth quarter 2002 dividend rate.

(vi)	Amendment No.1 to Form 8-K dated July 1, 2002 presenting the required tenant financial information relating to the acquisition of the ISS Atlanta Buildings located in Atlanta, Georgia.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC (Registrant)
By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

Dated: November 12, 2002

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III, Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for the ISS Atlanta Buildings (previously filed in and incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on July 15, 2002)

10.2	Lease Agreement for the ISS Atlanta Buildings (previously filed in and incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on July 15, 2002)

10.3	Amendment No. 5 to Lease Agreement for the ISS Atlanta Buildings (previously filed in and incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on July 15, 2002)

10.4	Ground Lease Agreement for ISS Atlanta Buildings (previously filed in and incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on July 15, 2002)

10.5	Purchase and Sale Agreement for the Nokia Dallas Buildings (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on October 25, 2002)

10.6	Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on October 25, 2002)

10.7	Amendment to Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on October 25, 2002)

10.8	Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on October 25, 2002)

10.9	Amendment to Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on October 25, 2002)

10.10	Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on October 25, 2002)

10.11	Amendment to Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on October 25, 2002)

10.12	Agreement of Sale for the KeyBank Parsippany Building (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on October 25, 2002)

10.13	Lease Agreement with KeyBank U.S.A., N.A. for a portion of the KeyBank Parsippany Building (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on October 25, 2002)

10.14	Lease Agreement with Gemini Technology Services for a portion of the KeyBank Parsippany Building (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on October 25, 2002)

10.15	Amendment to Lease Agreement with Gemini Technology Services for a portion of the KeyBank Parsippany Building (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on October 25, 2002)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002