Form 10-Q/A
period 2002-03-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2003-01-21
CIK 1042776

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the quarterly period ended March 31, 2002 or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the transition period from                          to

Commission file number     0-25739

WELLS REAL ESTATE INVESTMENT
TRUST, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2328421
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒     No  ☐

Explanatory Note: This Amendment No. 2 to the Form 10-Q of Wells Real Estate Investment Trust, Inc. (the “Company”) for the period ended March 31, 2002 amends the Form 10-Q previously filed, as amended by Amendment No. 1 to the Form 10-Q dated July 10, 2002, by amending the Consolidated Statements of Income for the three months ended March 31, 2002 and Notes 1(k) and 2 to the Condensed Notes to Financial Statements and the “Results of Operations” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. This amendment is necessary in order to restate the presentation of certain operating costs of the Company reimbursed by tenants as revenue and the gross property operating costs as expenses pursuant to a FASB Emerging Issues Task Force release issued in November 2001. In addition, the comparative financial information for the prior period has been reclassified to conform with this revised presentation. Since this presentation does not impact the amount of reimbursements received by the Company or the property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance will have no impact on the financial position, net income, earnings per share or cash flows of the Company.

Item 1.    Financial Statements

Following is the amended and restated Consolidated Statements of Income for the three months ended March 31, 2002:

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
REVENUES:
Rental income	$16,738,163	$9,860,085
Operating cost reimbursements*	4,414,919	1,562,308
Equity in income of joint ventures	1,206,823	709,713
Interest income	1,113,715	99,915
Take out fee	134,102	0

	23,607,722	12,232,021

EXPENSES:
Depreciation	5,744,452	3,187,179
Management and leasing fees	899,495	565,714
Operating costs*	5,039,617	2,653,493
General and administrative	529,031	175,107
Interest expense	440,001	2,160,426
Amortization of deferred financing costs	175,462	214,757

	12,828,058	8,956,676

NET INCOME	$10,779,664	$3,275,345

EARNINGS PER SHARE
Basic and diluted	$0.11	$0.10

See accompanying condensed notes to financial statements.

*These financial statement line items have been amended and restated as described in the accompanying Note 1(k).

Condensed Notes to Financial Statements

1.    Summary of Significant Accounting Policies

Following is new Note 1(k) to be inserted immediately following Note 1(j) in the Condensed Notes to Consolidated Financial Statements:

(k)    Reclassifications and Change in Presentation

The Company has historically reported property operating costs net of reimbursements from tenants as an expense in its Consolidated Statements of Income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the Company’s properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to a FASB Emerging Issues Task Force release issued in November 2001, the Company will now present the reimbursements received from tenants as revenue and the gross property operating costs as expenses commencing in the first quarter of 2002. Consequently, the accompanying Consolidated Statement of Income for the three months ended March 31, 2002 has been amended and restated to reflect the effects of this revised presentation. In addition, the comparative financial information for the prior period has been reclassified to conform to the presentation in the 2002 financial statement.

Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance will have no impact on the financial position, net income, earnings per share or cash flows of the Company.

2.    Investments in Joint Ventures

Following is the amended and restated Note 2(b) to the Condensed Notes to Consolidated Financial Statements:

(b)    Summary of Operations

The following information summarizes the results of operations of the unconsolidated joint ventures in which the Company, through Wells OP, had ownership interests as of March 31, 2002 and 2001, respectively. There were no additional investments in joint ventures made by the Company during the three months ended March 31, 2002.

	Total Revenues		Net Income		Wells OP’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
Fund IX-X-XI-REIT Joint Venture	$1,384,155	$1,470,111	$554,268	$638,435	$20,572	$23,696
Cort Joint Venture	212,387	199,586	129,750	133,753	56,658	58,406
Fremont Joint Venture	225,443	227,193	135,948	142,612	105,365	110,530
Fund XI-XII-REIT Joint Venture	861,033	855,779	497,149	514,277	282,197	291,918
Fund XII-REIT Joint Venture	1,673,839	953,510	805,513	445,321	442,726	208,634
Fund VIII-IX-REIT Joint Venture	324,680	267,624	160,696	105,033	273,931	16,529
Fund XIII REIT Joint Venture	700,857	0	401,674	0	25,374	0

	$5,382,394	$3,973,803	$2,684,998	$1,979,431	$1,206,823	$709,713

Total revenues for the three months ended March 31, 2002 presented above have been amended and restated to include operating cost reimbursements as revenue, consistent with the presentation described in Note 1(k).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Following is the amended and restated “Results of Operations” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

As of March 31, 2002, the Company’s real estate properties were 100% leased to tenants. Gross revenues were $23,607,722 and $12,232,021 for the three months ended March 31, 2002 and 2001, respectively. Gross revenues for the three months ended March 31, 2002 and 2001 were attributable to rental income, operating cost reimbursements, interest income earned on funds held by the Company prior to the investment in properties, and income earned from joint ventures. The increase in revenues in 2002 was primarily attributable to the purchase of additional properties for $104,051,998 during 2002 and the purchase of additional properties for $227,933,858 in the last three quarters of 2001. The purchase of additional properties also resulted in an increase in expenses which totaled $12,828,058 for the three months ended March 31, 2002, as compared to $8,956,676 for the three months ended March 31, 2001. Expenses in 2002 and 2001 consisted primarily of depreciation, interest expense, management and leasing fees and general and administrative costs. As a result, the Company’s net income also increased from $3,275,345 for the three months ended March 31, 2001 to $10,779,664 for the three months ended March 31, 2002.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	The Exhibits to this Amendment No. 2 to Quarterly Report are set forth on the Exhibit Index to First Quarter Amendment No. 2 to Form 10-Q/A attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer Dated: January 15, 2003

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.
I have reviewed this Amendment No. 2 to Quarterly Report on Form 10-Q/A and Amendment No. 1 to Quarterly Report on Form 10-Q/A and the Quarterly Report on Form 10-Q previously filed (collectively, this “Report”) of the registrant;

2.
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c)	presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.
The registrant’s other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 15, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.
I have reviewed this Amendment No. 2 to Quarterly Report on Form 10-Q/A and Amendment No. 1 to Quarterly Report on Form 10-Q/A and the Quarterly Report on Form 10-Q previously filed (collectively, this “Report”) of the registrant;

2.
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c)	presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.
The registrant’s other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 15, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
FIRST QUARTER AMENDMENT NO. 2 TO FORM 10-Q/A
OF
WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit No.
Description
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002