Form 10-Q/A
period 2002-06-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2003-01-21
CIK 1042776

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

Yes  ☒    No  ☐

Explanatory Note: This Amendment No. 1 to the Form 10-Q of Wells Real Estate Investment Trust, Inc. (the “Company”) for the period ended June 30, 2002 amends the Form 10-Q previously filed by amending the Consolidated Statements of Income for the three and six months ended June 30, 2002 and Notes 1(k) and 2 to the Condensed Notes to Financial Statements and the “Results of Operations” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. This amendment is necessary in order to restate the presentation of certain operating costs of the Company reimbursed by tenants as revenue and the gross property operating costs as expenses pursuant to a FASB Emerging Issues Task Force release issued in November 2001. In addition, the comparative financial information for prior periods has been reclassified to conform with this revised presentation. Since this presentation does not impact the amount of reimbursements received by the Company or the property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance will have no impact on the financial position, net income, earnings per share or cash flows of the Company.

Item 1.    Financial Statements

Following is the amended and restated Consolidated Statements of Income for the three and six months ended June 30, 2002:

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Rental income	$21,833,652	$9,851,167	$38,571,815	$19,711,252
Operating cost reimbursements*	4,761,880	1,576,878	9,176,799	3,139,187
Equity in income of joint ventures	1,271,863	809,481	2,478,686	1,519,194
Interest income	1,534,636	93,092	2,648,351	193,007
Take out fee	0	137,500	134,102	137,500

	29,402,031	12,468,118	53,009,753	24,700,140

EXPENSES:
Depreciation	7,158,830	3,206,638	12,903,282	6,393,817
Operating costs*	6,201,179	2,360,122	11,240,796	5,013,615
Management and leasing fees	1,003,587	552,188	1,903,082	1,117,902
Administrative costs	592,426	584,184	1,121,457	759,291
Interest expense	440,001	648,946	880,002	2,809,373
Amortization of deferred financing costs	249,530	77,142	424,992	291,899

	15,645,553	7,429,220	28,473,611	16,385,897

NET INCOME	$13,756,478	$5,038,898	$24,536,142	$8,314,243

BASIC AND DILUTED EARNINGS PER SHARE	$0.11	$0.12	$0.22	$0.22

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	126,037,819	42,192,347	110,885,641	38,328,405

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

Condensed Notes to Financial Statements

1.    Summary of Significant Accounting Policies

Following is new Note 1(k) to be inserted immediately following Note 1(j) in the Condensed Notes to Consolidated Financial Statements:

(k)    Reclassifications and Change in Presentation

The Company has historically reported property operating costs net of reimbursements from tenants as an expense in its Consolidated Statements of Income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the Company’s properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to a FASB Emerging Issues Task Force release issued in November 2001, the Company will now present the reimbursements received from tenants as revenue and the gross property operating costs as expenses commencing in the first quarter of 2002. Consequently, the accompanying Consolidated Statements of Income for the three and six months ended June 30, 2002 has been amended and restated to reflect the effects of this revised presentation. In addition, the comparative financial information for prior periods has been reclassified to conform to the presentation in the 2002 financial statements.

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

2.    Investments in Joint Ventures

Following is the amended and restated Note 2(b) to the Condensed Notes to Consolidated Financial Statements:

(b)    Summary of Operations

The following information summarizes the results of operations of the unconsolidated joint ventures in which the Company, through Wells OP, had ownership interests as of June 30, 2002 and 2001, respectively. There were no additional investments in joint ventures made by the Company during the three and six months ended June 30, 2002.

	Total Revenues		Net Income		Wells OP’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund IX-X-XI-REIT Joint Venture	$1,440,053	$1,543,260	$619,173	$734,418	$22,982	$27,258
Cort Joint Venture	209,306	198,881	140,206	131,374	61,224	57,367
Fremont Joint Venture	227,782	225,178	140,944	135,990	109,237	105,398
Fund XI-XII-REIT Joint Venture	884,655	859,228	545,009	499,960	309,363	283,792
Fund XII-REIT Joint Venture	1,487,902	1,250,417	852,672	587,864	468,646	310,812
Fund VIII-IX-REI T Joint Venture	310,228	320,931	147,998	155,320	23,370	24,854
Fund XIII-REIT Joint Venture	708,071	0	406,236	0	277,041	0

	$5,267,997	$4,397,895	$2,852,238	$2,244,926	$1,271,863	$809,481

	Total Revenues		Net Income		Wells OP’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund IX-X-XI-REIT Joint Venture	$2,824,208	$3,013,371	$1,173,441	$1,372,853	$43,554	$50,954
Cort Joint Venture	421,693	398,468	269,956	265,127	117,882	115,773
Fremont Joint Venture	453,224	452,370	276,892	278,602	214,602	215,928
Fund XI-XII-REIT Joint Venture	1,745,688	1,715,006	1,042,158	1,014,237	591,560	575,710
Fund XII-REIT Joint Venture	3,161,741	2,203,927	1,658,185	1,033,184	911,372	519,445
Fund VIII-IX-REIT Joint Venture	634,908	588,555	308,694	260,352	48,744	41,384
Fund XIII-REIT Joint Venture	1,408,928	0	807,910	0	550,972	0

	$10,650,390	$8,371,697	$5,537,236	$4,224,355	$2,478,686	$1,519,194

Total revenues for the three and six months ended June 30, 2002 presented above have been amended and restated to include operating cost reimbursements as revenue, consistent with the presentation described in Note 1(k).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Following is the amended and restated “Results of Operations” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

As of June 30, 2002, the Company’s real estate properties were 100% leased to tenants. Gross revenues were $53,009,753 and $24,700,140 for the six months ended June 30, 2002 and 2001, respectively. Gross revenues for the six months ended June 30, 2002 and 2001 were attributable to rental income, operating cost reimbursements, interest income earned on funds held by the Company prior to the investment in properties, and income earned from joint ventures. The increase in revenues in 2002 was primarily attributable to the purchase of $259,535,578 in additional properties during 2002 and the purchase of $227,933,858 in additional properties during the second half of 2001 which were not owned for the full first half of 2001. The purchase of additional properties also resulted in an increase in expenses which totaled $28,473,611 for the six months ended June 30, 2002, as compared to $16,385,897 for the six months ended June 30, 2001. Expenses in 2002 and 2001 consisted primarily of depreciation, operating costs, interest expense, management and leasing fees and general and administrative costs. As a result, the Company’s net income also increased from $8,314,243 for the six months ended June 30, 2001 to $24,536,142 for the six months ended June 30, 2002.

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

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	The Exhibits to this Amendment No. 1 to Quarterly Report are set forth on the Exhibit Index to Second Quarter Amendment No. 1 to Form 10-Q/A attached hereto.

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

EXHIBIT INDEX
TO
SECOND QUARTER AMENDMENT NO. 1 TO FORM 10-Q/A
OF
WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit No.	Description
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002