Form 10-Q/A
period 2002-09-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2003-01-21
CIK 1042776

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

Yes  ☒     No  ☐

Explanatory Note: This Amendment No. 1 to the Form 10-Q of Wells Real Estate Investment Trust, Inc. (the “Company”) for the period ended September 30, 2002 amends the Form 10-Q previously filed, by amending the Consolidated Statements of Income for the three and nine months ended September 30, 2002 and Notes 1(k) and 2 to the Condensed Notes to Financial Statements and the “Results of Operations” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. This amendment is necessary in order to restate the presentation of certain operating costs of the Company reimbursed by tenants as revenue and the gross property operating costs as expenses pursuant to a FASB Emerging Issues Task Force release issued in November 2001. In addition, interest income and interest expense related to certain bonds held by the Company have been restated to reflect such amounts on a gross basis consistent with this revised presentation. The comparative financial information for prior periods has been reclassified to conform with this revised presentation. Since this presentation does not impact the amount of reimbursements or interest income received by the Company or the property operating costs or interest expense incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance will have no impact on the financial position, net income, earnings per share or cash flows of the Company.

Item 1.    Financial Statements

Following is the amended and restated Consolidated Statements of Income for the three and nine months ended September 30, 2002:

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
REVENUES:
Rental income	$27,549	$11,317	$66,121	$31,028
Operating cost reimbursements*	3,677	1,331	12,854	4,470
Equity in income of joint ventures	1,259	1,102	3,738	2,622
Interest income*	2,427	89	5,075	281
Take out fee	1	0	135	138

	34,913	13,839	87,923	38,539

EXPENSES:
Depreciation	10,282	3,947	23,185	10,341
Operating costs*	5,868	2,625	17,109	7,638
Management and leasing fees	1,445	632	3,348	1,750
Administrative costs	745	141	1,867	901
Interest expense*	1,126	148	2,006	2,957
Amortization of deferred financing costs	162	237	587	529

	19,628	7,730	48,102	24,116

NET INCOME	$15,285	$6,109	$39,821	$14,423

BASIC AND DILUTED EARNINGS PER SHARE	$0.09	$0.11	$0.31	$0.33

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	163,395	54,112	128,541	43,726

See accompanying condensed notes to financial statements.

*	These financial statement line items have been amended and restated as described in the accompanying Note 1(k).

Condensed Notes to Financial Statements

1.    Summary of Significant Accounting Policies

Following is new Note 1(k) to be inserted immediately following Note 1(j) in the Condensed Notes to Consolidated Financial Statements:

(k)    Reclassifications and Change in Presentation

The Company has historically reported property operating costs net of reimbursements from tenants as an expense in its Consolidated Statements of Income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the Company’s properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to a FASB Emerging Issues Task Force release issued in November 2001, the Company will now present the reimbursements received from tenants as revenue and the gross property operating costs as expenses commencing in the first quarter of 2002. Consequently, the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2002 have been amended and restated to reflect the effects of this revised presentation. In addition, the comparative financial information for prior periods has been reclassified to conform to the presentation in the 2002 financial statements.

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

2.    Investments in Joint Ventures

Following is the amended and restated Note 2(b) to the Condensed Notes to Consolidated Financial Statements:

(b)    Summary of Operations

The following information summarizes the results of operations of the unconsolidated joint ventures in which the Company, through Wells OP, had ownership interests as of September 30, 2002 and 2001, respectively. There were no additional investments in joint ventures made by the Company during the three and nine months ended September 30, 2002.

	Total Revenues		Net Income		Wells OP’s Share of Net Income
	Three Months Ended (in thousands)		Three Months Ended (in thousands)		Three Months Ended (in thousands)
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Fund IX-X-XI-REIT Joint Venture	$1,346	$1,458	$574	$670	$21	$25
Cort Joint Venture	209	213	135	149	59	65
Fremont Joint Venture	226	227	142	142	110	110
Fund XI-XII-REIT Joint Venture	855	856	484	520	275	295
Fund XII-REIT Joint Venture	1,481	1,525	727	815	400	448
Fund VIII-IX-REIT Joint Venture	310	314	153	156	24	24
Fund XIII-REIT Joint Venture	707	306	408	155	370	135

	$5,134	$4,899	$2,623	$2,607	$1,259	$1,102

	Total Revenues		Net Income		Wells OP’s Share of Net Income
	Nine Months Ended (in thousands)		Nine Months Ended (in thousands)		Nine Months Ended (in thousands)
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Fund IX-X-XI-REIT Joint Venture	$4,170	$4,472	$1,747	$2,043	$65	$76
Cort Joint Venture	631	611	405	415	177	181
Fremont Joint Venture	679	677	419	421	325	326
Fund XI-XII-REIT Joint Venture	2,601	2,571	1,526	1,534	866	871
Fund XII-REIT Joint Venture	4,643	3,729	2,385	1,848	1,311	967
Fund VIII-IX-REIT Joint Venture	945	902	461	416	73	66
Fund XIII-REIT Joint Venture	2,115	306	1,215	155	921	135

	$15,784	$13,268	$8,158	$6,832	$3,738	$2,622

Total revenues for the three and nine months ended September 30, 2002 presented above have been amended and restated to include operating cost reimbursements as revenue, consistent with the presentation described in Note 1(k).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Following is the amended and restated “Results of Operations” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

Gross revenues were $87.9 million and $38.5 million for the nine months ended September 30, 2002 and 2001, respectively. Gross revenues for the nine months ended September 30, 2002 and 2001 were attributable to rental income, operating cost reimbursements, interest income earned on funds held by the Company prior to the investment in properties, and income earned from joint ventures. The increase in revenues in 2002 was primarily attributable to the purchase of $805.5 million in additional properties during 2002 and the purchase of $114.1 million in additional properties during the fourth quarter of 2001 which were not owned for the first three quarters of 2001. The purchase of additional properties also resulted in an increase in expenses, which totaled $48.1 million for the nine months ended September 30, 2002, as compared to $24.1 million for the nine months ended September 30, 2001. Expenses in 2002 and 2001 consisted primarily of depreciation, operating costs, interest expense, management and leasing fees and general and administrative costs. As a result, the Company’s net income also increased from $14.4 million for the nine months ended September 30, 2001 to $39.8 million for the nine months ended September 30, 2002.

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

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	The Exhibits to this Amendment No. 1 to Quarterly Report are set forth on the Exhibit Index to Third Quarter Amendment No. 1 to Form 10-Q/A attached hereto.

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

EXHIBIT INDEX
TO
THIRD QUARTER AMENDMENT NO. 1 TO FORM 10-Q/A
OF
WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002