Form 10-K
period 2002-12-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2003-03-20
CIK 1042776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]

For the transition period from __________________________ to __________________________

Commission file number 0-25739

WELLS REAL ESTATE INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	58-2328421 (I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class NONE	Name of exchange on which registered NONE

Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK
(Title of Class)

COMMON STOCK
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Aggregate market value of the voting stock held by nonaffiliates:

While there is no established market for the Registrant’s shares of voting stock, the Registrant has offered and sold shares of its voting stock pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10 per share. The number of shares of common stock outstanding as of February 28, 2003 was 238,765,265.

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Investment Trust, Inc. Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2002.

PART I

ITEM 1.          BUSINESS

General

Wells Real Estate Investment Trust, Inc. (the “Company”) is a Maryland corporation formed on July 3, 1997, which qualifies as a real estate investment trust (“REIT”). Substantially all of the Company’s business is conducted through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, or Wells OP’s subsidiaries. The Company is the sole general partner of Wells OP. In addition, the Company owns Wells REIT Independence Square, LLC, (“Wells REIT-Independence”), a single member Georgia limited liability company. Wells OP and its subsidiaries and Wells REIT-Independence comprise the Company’s subsidiaries. References to the Company herein shall include Wells OP and its subsidiaries and Wells REIT-Independence.

The Company was organized for the purpose of acquiring, developing, and owning income producing commercial properties throughout the United States, including but not limited to, office buildings, shopping centers, business and industrial parks, and other commercial and industrial properties, including properties which are under construction, are newly constructed or have operating histories, for investment purposes. All such properties to date were acquired, developed and operated by the Company alone or jointly with another party. In connection therewith, the Company has entered into joint ventures for the acquisition of properties with real estate limited partnership programs sponsored by Wells Capital, Inc. (the “Advisor”) or its affiliates.

On January 30, 1998, the Company commenced a public offering of up to 16.5 million shares of common stock at $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Company commenced active operations on June 5, 1998, upon receiving and accepting subscriptions for 125,000 shares. The Company terminated its initial public offering on December 19, 1999 at which time gross proceeds of approximately $132.2 million had been received from the sale of approximately 13.2 million shares from its initial public offering. The Company commenced its second public offering of shares of common stock on December 20, 1999, which was terminated on December 19, 2000 after receipt of gross proceeds of approximately $175.2 million from the sale of approximately 17.5 million shares from the second public offering. The Company commenced its third public offering of shares of common stock on December 20, 2000, which was terminated on July 26, 2002 after receipt of gross proceeds of approximately $1,283.0 million from the sale of approximately 128.3 million shares. The Company commenced its fourth public offering of shares of common stock on July 26, 2002. As of December 31, 2002, the Company has received gross proceeds of approximately $587.5 million from the sale of 58.8 million shares from its fourth public offering. Accordingly, as of December 31, 2002, the Company has received aggregate gross offering proceeds of approximately $2,177.9 million from the sale of 217.8 million shares of its common stock to 58,136 investors.

After payment of $75.5 million in acquisition and advisory fees and acquisition expenses, payment of $206.4 million in selling commissions, payment of $40.0 million in organization and offering expenses, capital contributions to joint ventures and property acquisitions expenditures of $1,808.5 million, and common stock redemptions of $20.9 million pursuant to the Company’s share redemption program, the Company was holding net offering proceeds of approximately $26.6 million available for investment in properties, as of December 31, 2002.

The Company has engaged the Advisor and Wells Management Company, Inc. (“Wells Management”), to provide a full range of real estate services including operating, managing, and leasing the Company’s assets and perform other administrative responsibilities of the Company including accounting services and investor relations.

Employees

The Company has no direct employees. The employees of the Advisor and Wells Management perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company. The related expenses are allocated among the Company and the various Wells Real Estate Funds based on time spent on each entity by individual administrative personnel. The Company was allocated salaries, wages, and other payroll related costs by the Advisor and Wells Management totaling $2.0 million, $0.7 million, and $0.2 million for the years ended December 31, 2002, 2001, and 2000, respectively. These amounts are included in general and administrative expenses in the consolidated statements of income.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Company. In the opinion of management of the Company, the properties are adequately insured.

Competition

The Company will experience competition for tenants from owners and managers of competing projects, which may include its affiliates. As a result, the Company may have to provide free rent, incur charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Company elects to dispose of its properties, the Company will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Economic Dependency

The Company is dependent on the Advisor for certain services which are essential to the Company, including the sale of the Company’s shares of common stock available for issue, asset acquisition and disposition decisions and other general administrative responsibilities. Additionally, the Company is dependent upon Wells Management to provide certain property management and leasing services. In the event that these companies were unable to provide the respective services to the Company, the Company would be required to obtain such services from other sources.

The Company is dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on the Company. One tenant, the National Aeronautics and Space Administration, represents approximately 12% of the future rental income under non-cancelable leases at December 31, 2002. No other tenants exceed 10% of future rental income. Except as noted in Item 2, the Company is not aware of any reason that its current tenants would not be able to pay their contractual rental amounts as they become due.

Web Site Address

Copies of all of the Company’s filings with the SEC may be obtained from the website of the Company at http://www.wellsref.com through a link to the http://www.sec.gov website. Access to these filings is free of charge.

ITEM 2.          PROPERTIES

The Company owns 100% interests in the following properties at December 31, 2002. Operating results of the properties are included in the financial statements of the Company from the date of acquisition.

Property Name	Tenant	Lease Expiration	Property Location	Date Acquired	Purchase Price	Square Feet	Annual Rent

Nestle Los Angeles (1)	Nestle USA, Inc. Various other tenants	8/2010	Glendale, CA	12/2002	$157,000,000	505,115	$14,844,799 $ 29,065

Capital One Richmond (2)	Capital One Services, Inc. Capital One Services, Inc. Capital One Services, Inc.	3/2010 5/2004 2/2010	Glen Allen, VA	11/2002	$ 28,509,000	225,220	$ 786,573 913,076 940,249

Caterpillar Nashville	Caterpillar Financial Services Corporation	2/2015	Nashville, TN	11/2002	$ 61,525,000	312,297	$ 7,384,111
	Thoughtworks, Inc.	5/2005					$ 162,944
	Highwoods Properties, Inc.	9/2005					$ 129,946

NASA	National Aeronautics and Space Administration	7/2012	Washington, D.C.	11/2002	$345,000,000	948,800	$21,534,124
	Office of the Comptroller of the Currency	5/2006					$12,159,948

Daimler Chrysler Dallas	Daimler Chrysler Services North America LLC	12/2011	Westlake, TX	9/2002	$ 25,100,000	130,290	$ 2,389,517

Allstate Indianapolis	Allstate Insurance Company	8/2012	Indianapolis, IN	9/2002	$ 10,900,000	84,200	$ 1,246,164
	Holladay Property Services Midwest, Inc.	9/2006				5,756	$ 74,832

Intuit Dallas	Lacerte Software Corporation	6/2011	Plano, TX	9/2002	$ 26,500,000	166,238	$ 2,461,985

EDS Des Moines	EDS Information Services LLC	4/2012	Des Moines, IA	9/2002	$ 26,500,000	405,000	$ 2,389,500

Federal Express Colorado Springs	Federal Express Corporation	10/2016	Colorado Springs, CO	9/2002	$ 26,000,000	155,808	$ 2,248,309

KeyBank Parsippany	KeyBank U.S.A., N.A. Gemini Technology Services	2/2016 12/2013	Parsippany, NJ	9/2002	$101,350,000	200,000 204,515	$ 3,800,000 $ 5,726,420

IRS Long Island (3)	IRS Collection IRS Compliance IRS Daycare Facility	8/2005 12/2011 9/2004	Holtsville, NY	9/2002	$ 50,975,000	128,000 50,949 12,100	$ 5,029,380 $ 1,663,200 $ 486,799

AmeriCredit Phoenix (4) (5)	AmeriCredit Financial Services, Inc.	12/2013	Chandler, AZ	8/2002	$ 24,700,000	153,494	$ 1,609,315

Harcourt Austin	Harcourt, Inc.	6/2016	Austin, TX	8/2002	$ 39,000,000	195,230	$ 3,353,040

Nokia Dallas	Nokia, Inc. Nokia, Inc. Nokia, Inc.	7/2009 12/2010 7/2009	Irving, TX	8/2002	$119,550,000	228,678 223,470 152,086	$ 4,413,485 $ 4,547,614 $ 3,024,990

Kraft Atlanta	Kraft Foods North America, Inc.	1/2012	Suwanee, GA	8/2002	$ 11,625,000	73,264	$ 945,106
	Perkin Elmer Instruments, LLC	11/2016				13,955	$ 198,580

BMG Greenville (1)	BMG Direct Marketing, Inc.	12/2010	Duncan, SC	7/2002	$ 26,900,000	473,398	$ 1,394,156
	BMG Music	12/2009				313,380	$ 763,600

Kerr-McGee (1) (4) (5)	Kerr-McGee Oil & Gas Corporation	8/2014	Houston, TX	7/2002	$ 15,760,000	100,000	$ 1,655,000

PacifiCare San Antonio	PacifiCare Health Systems, Inc.	11/2010	San Antonio, TX	7/2002	$ 14,650,000	142,500	$ 1,471,700

ISS Atlanta (6)	Internet Security Systems, Inc.	5/2013	Atlanta, GA	7/2002	$ 40,500,000	238,600	$ 4,055,985

MFS Phoenix	Massachusetts Financial Services Company	7/2011	Phoenix, AZ	6/2002	$ 25,800,000	148,605	$ 2,347,959

TRW Denver	TRW, Inc.	9/2007	Aurora, CO	5/2002	$ 21,060,000	108,240	$ 2,871,069

Agilent Boston (7)	Agilent Technologies, Inc.	9/2011	Boxborough, MA	5/2002	$ 31,742,274	174,585	$ 3,578,993

Experian/TRW	Experian Information Solutions, Inc.	10/2010	Allen, TX	5/2002	$ 35,150,000	292,700	$ 3,701,918

BellSouth Ft. Lauderdale (8)	BellSouth Advertising and Publishing Corporation	7/2008	Ft. Lauderdale, FL	4/2002	$ 6,850,000	47,400	$ 765,519

Agilent Atlanta (1)	Agilent Technologies, Inc.	9/2011	Alpharetta, GA	4/2002	$ 15,100,000	66,811	$ 1,368,289
	Koninklijke Philips Electronics N.V.	9/2011				34,396	$ 704,430

Travelers Express Denver	Travelers Express Company, Inc.	3/2012	Lakewood, CO	4/2002	$ 10,395,845	68,165	$ 1,012,250

Dana Kalamazoo (9)	Dana Corporation	10/2021	Kalamazoo, MI	3/2002	$ 41,950,000	147,004	$ 1,842,800

Property Name	Tenant	Lease Expiration	Property Location	Date Acquired	Purchase Price	Square Feet	Annual Rent

Dana Detroit (9)	Dana Corporation	10/2021	Farmington Hills, MI	3/2002	$ 41,950,000	112,480	$ 2,330,600

Novartis Atlanta (1)	Novartis Opthalmics, Inc.	7/2011	Duluth, GA	3/2002	$ 15,000,000	100,087	$ 1,454,765

Transocean Houston	Transocean Deepwater Offshore Drilling, Inc.	3/2011	Houston, TX	3/2002	$ 22,000,000	103,260	$ 2,103,285
	Newpark Drilling Fluids, Inc.	10/2009				52,731	$ 1,153,227

Vertex Sarasota (formerly, Arthur Andersen) (10)	Vertex Tax Technology	10/2009	Sarasota, FL	1/2002	$ 21,400,000	157,700	$ 621,257

Windy Point I (11)	TCI Great Lakes, Inc. The Apollo Group, Inc. Global Knowledge Network Various other tenants	11/2009 7/2009 4/2010 Various	Schaumburg, IL	12/2001	$ 32,225,000	129,157 28,322 22,028 8,884	$ 2,128,503 $ 477,226 $ 393,776 $ 141,010

Windy Point II (11)	Zurich American Insurance	8/2011	Schaumburg, IL	12/2001	$ 57,050,000	300,034	$ 5,244,594

Convergys	Convergys Customer Management Group, Inc.	9/2011	Tamarac, FL	12/2001	$ 13,255,000	100,000	$ 1,279,397

Lucent	Lucent Technologies, Inc.	9/2011	Cary, NC	9/2001	$ 17,650,000	120,000	$ 1,854,000

Ingram Micro (6)	Ingram Micro, L.P.	9/2011	Millington, TN	9/2001	$ 21,050,000	701,819	$ 2,035,275

Nissan (1) (4) (5)	Nissan Motor Acceptance Corporation	3/2013	Irving, TX	9/2001	$ 42,259,000	268,290	$ 4,225,860

IKON	IKON Office Solutions, Inc.	4/2010	Houston, TX	9/2001	$ 20,650,000	157,790	$ 2,015,767

State Street	SSB Realty, LLC	3/2011	Quincy, MA	7/2001	$ 49,563,000	234,668	$ 6,922,706

Metris Minnesota (1)	Metris Direct, Inc.	12/2011	Minnetonka, MN	12/2000	$ 52,800,000	300,633	$ 4,960,445

Stone & Webster	Stone & Webster, Inc. SYSCO Corporation	12/2010 9/2008	Houston, TX	12/2000	$ 44,970,000	206,048 106,516	$ 4,533,056 $ 2,130,320

Motorola Plainfield (1)	Motorola, Inc.	10/2010	S. Plainfield, NJ	11/2000	$ 33,648,156	236,710	$ 3,324,428

Delphi (1)	Delphi Automotive Systems, LLC	4/2007	Troy, MI	6/2000	$ 19,800,000	107,193	$ 1,955,520

Avnet (1) (8)	Avnet, Inc.	4/2010	Tempe, AZ	6/2000	$ 13,250,000	132,070	$ 1,516,164

Motorola Tempe (8)	Motorola, Inc.	8/2005	Tempe, AZ	3/2000	$ 16,000,000	133,225	$ 2,054,329

ASML (1) (8)	ASM Lithography, Inc.	6/2013	Tempe, AZ	3/2000	$ 17,355,000	95,133	$ 1,927,788

Dial (1)	Dial Corporation	8/2008	Scottsdale, AZ	3/2000	$ 14,250,000	129,689	$ 1,387,672

Metris Tulsa	Metris Direct, Inc.	1/2010	Tulsa, OK	2/2000	$ 12,700,000	101,100	$ 1,187,925

Cinemark (1)	Cinemark USA, Inc.	12/2009	Plano, TX	12/1999	$ 21,800,000	65,521	$ 1,366,491
	The Coca-Cola Company	11/2006				52,587	$ 1,406,268

Videojet Technologies Chicago (1)	Videojet Technologies, Inc.	11/2011	Wood Dale, IL	9/1999	$ 32,630,940	250,354	$ 3,376,743

Alstom Power Richmond (1) (4)	Alstom Power, Inc.	7/2007	Midlothian, VA	7/1999	$ 11,400,000	99,057	$ 1,244,501

Matsushita (1) (4)	Matsushita Avionics Systems Corporation	1/2007	Lake Forest, CA	3/1999	$ 18,431,206	144,906	$ 1,998,768

AT&T Pennsylvania (1)	Pennsylvania Cellular Telephone Corp.	11/2008	Harrisburg, PA	2/1999	$ 12,291,200	81,859	$ 1,468,529

Eisenhower Boulevard (formerly, PwC) (1)	IBM (formerly, PricewaterhouseCoopers, LLP)	12/2008	Tampa, FL	12/1998	$ 21,127,854	130,091	$ 2,093,382

(1)	Property is security for a debt facility. Refer to Note 6 in the financial statements.
(2)	The previous owner has provided a guarantee of the Capital One leases for a specified period subsequent to the acquisition of the buildings, whereby the previous owner agrees to pay any rental shortfall, but also has the right to repurchase one of the buildings under certain terms.
(3)	Excludes space subject to earn-out agreement. Refer to Note 8 in the financial statements.
(4)	Includes the actual costs incurred or estimate to be incurred by Company to develop and construct the building in addition to the purchase price of the land.
(5)	The related lease agreement and annual rent for the Americredit Phoenix, Kerr McGee and Nissan Properties do not take effect until construction of the building is completed and the tenant is occupying the building.
(6)	Property is subject to capital lease obligation. Refer to Leasehold Interest Properties section.
(7)	In connection with the acquisition of the property, the Company assumed the obligation as landlord to provide the tenant $3.4 million for tenant improvements, of which $1.1 million had not been incurred at December 31, 2002.
(8)	Property is subject to operating ground lease obligation. Refer to Leasehold Interest Properties section.
(9)	Dana Kalamazoo and Dana Detroit were purchased for an aggregate purchase price of $41,950,000.

(10)	As of December 31, 2002, 111,000 square feet, or approximately 70%, of the property was vacant and unleased as a result of the Company negotiating a lease termination agreement with the former tenant whereby the Company received approximately $1.0 million in cash and a 1.3 acre tract of land adjacent to the property which is used for parking.
(11)	Windy Point I and Windy Point II were purchased for an aggregate purchase price of $89,275,000.

The following table shows lease expirations of 2003 annualized gross base rent amounts during each of the next ten years for all leases in which the Company owns a 100% interest directly or through a subsidiary as of December 31, 2002, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent (1)	Percentage Of Total Square Feet Expiring	Percentage Of Total Annualized Gross Base Rent

2003	—	—	—	0.0%	0.0%
2004	2	91,775	$1,399,875	0.8	0.7
2005	5	278,915	7,490,112	2.5	3.8
2006	3	399,863	13,641,048	3.6	7.0
2007	4	459,396	8,069,856	4.1	4.1
2008	5	495,555	7,845,420	4.4	4.0
2009	8	1,017,263	13,948,764	9.1	7.2
2010	13	2,616,222	38,569,090	23.3	19.8
2011	16	2,982,729	43,745,568	26.6	22.5
2012	5	1,221,318	27,127,144	10.9	13.9
Thereafter	10	1,667,571	32,867,628	14.7	17.0

	71	11,230,607	$194,704,505	100.0%	100.0%

   (1)   Amounts due in 2003 under current leases.

Joint Ventures with Affiliates

At December 31, 2002, the Company, through its ownership in Wells OP, owns interests in certain properties through joint ventures with affiliates as outlined below:

Joint Venture	Joint Venture Partners	Ownership Percentage	Properties Held by Joint Venture

Fund XIII-REIT Joint Venture	Wells OP Wells Real Estate Fund XIII, L.P.	61%	AmeriCredit Building ADIC Buildings John Wiley Building

Fund XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XII, L.P.	55%	Siemens Building AT&T Oklahoma Buildings Comdata Building

Fund XI-XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XI, L.P. Wells Real Estate Fund XII, L.P.	57%	EYBL CarTex Building Sprint Building Johnson Matthey Building Gartner Building

Fund IX-X-XI-REIT Joint Venture	Wells OP Wells Real Estate Fund IX, L.P. Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P.	4%	Alstom Power Knoxville Building Ohmeda Building Interlocken Building Avaya Building Iomega Building

Wells/Freemont Associates Joint Venture (the “Freemont Joint Venture”)	Wells OP Fund X-XI Joint Venture	78%	Fairchild Building

Wells/Orange County Associates Joint Venture (the “Orange County Joint Venture”)	Wells OP Fund X-XI Joint Venture	44%	Cort Building

Fund VIII-IX-REIT Joint Venture	Wells OP Fund VIII-IX Joint Venture	16%	Quest Building

Details of the properties owned by the Company through the Company’s joint venture investments are as follows.

Property Name	Tenant	Lease Expiration	Property Location	Date Acquired	Purchase Price	Square Feet	Annual Rent

John Wiley Indianapolis (1)	John Wiley & Sons, Inc. United Student Aid Funds, Inc.	10/2009 7/2005	Fishers, IN	12/2002	$17,450,000	141,047	$1,940,892 $ 223,401
	Robert Half International, Inc.	4/2005					$ 55,500

ADIC (1)	Advanced Digital Information Corporation	10/2011	Parker, CO	12/2001	$12,954,213	148,204	$1,247,137

AmeriCredit (1)	AmeriCredit Financial Services Corporation	6/2011	Orange Park, FL	7/2001	$12,500,000	85,000	$1,336,200

Comdata (1)	Comdata Network, Inc.	5/2016	Brentwood, TN	5/2001	$24,950,000	201,237	$2,458,638

AT&T Oklahoma (1)	AT&T Corp. Jordan Associates, Inc.	8/2010 12/2008	Oklahoma City, OK	12/2000	$15,300,000	103,500 25,000	$1,242,000 $ 294,504

Quest (1)	Quest Software, Inc.	1/2004	Irvine, CA	7/2000	$ 7,193,000	65,006	$1,287,119

Siemens (1)	Siemens Automotive Corp.	8/2010	Troy, MI	5/2000	$14,265,000	77,054	$1,374,643

Gartner (1)	The Gartner Group, Inc.	1/2008	Ft. Myers, FL	9/1999	$ 8,320,000	62,400	$ 830,656

Johnson Matthey (1)	Johnson Matthey, Inc.	6/2007	Wayne, PA	8/1999	$ 8,000,000	130,000	$ 854,750

Sprint (1)	Sprint Communications Company, L.P.	5/2007	Leawood, KS	7/1999	$ 9,500,000	68,900	$1,102,400

EYBL CarTex (2)	EYBL CarTex, Inc.	—	Fountain Inn, SC	5/1999	$ 5,085,000	169,510	—

Cort Furniture (1)	Cort Furniture Rental Corporation	10/2003	Fountain Valley, CA	7/1998	$ 6,400,000	52,000	$ 834,888

Fairchild (1)	Fairchild Technologies U.S.A., Inc.	11/2004	Fremont, CA	7/1998	$ 8,900,000	58,424	$ 945,564

Avaya (1)	Avaya, Inc.	1/2008	Oklahoma City, OK	6/1998	$ 5,504,276	57,186	$ 536,977

Iomega (1)	Iomega Corporation	4/2009	Ogden, UT	7/1998	$ 5,025,000	108,250	$ 539,958

Interlocken (3)	GAIAM, Inc. ODS Technologies, LP Infocenter	5/2005 9/2003 5/2005	Broomfield, CO	3/1998	$ 8,275,000	51,975	$ 574,464 $ 205,835 $ 69,840

Ohmeda (1)	Ohmeda, Inc.	1/2005	Louisville, CO	2/1998	$10,325,000	106,750	$1,004,517

Alstom Power Knoxville (1)	Alstom Power, Inc.	11/2007	Knoxville, TN	3/1997	$ 7,900,000	84,404	$1,059,522

   (1)   Property is 100% leased as of December 31, 2002.

   (2)   The tenant vacated the space in November 2002 and filed for corporate dissolution in December 2002. The company is pursuing legal action for satisfaction of the tenant's obligations under the lease agreement against the parent company of the tenant; however, the result of this pursuit cannot be determined at this time. The Company is currently attempting to obtain suitable tenants for the property.

   (3)   Property is 75% leased as of December 31, 2002.

The investment objectives of each joint venture in which Wells OP is a partner are consistent with those of the Company. Wells OP is acting as the initial administrative venturer, as defined in the respective agreements, of each of the joint ventures included above, and as such, is responsible for establishing policies and operating procedures with respect to the business and affairs of each of these joint ventures. However, approval of the other joint venturers is required for any major decision or any action that materially affects these joint ventures or their real property investments.

Descriptions of Properties

General

At December 31, 2002, the Company’s 72 properties were 98.3% leased with an average lease term remaining of 8.3 years. Rental income from tenants with a net worth greater than $100 million and $1 billion at the time of acquisition was 97% and 83%, respectively, of the Company’s annual rental income.

Significant Properties

Descriptions of properties or a group of properties for which the acquisition price, excluding closing costs and acquisition and advisory fees paid to the Advisor, exceeded $45 million have been included below. Descriptions include details for the property such as a description of the tenant make-up and lease terms. Renewal options have been included for significant leases that expire prior to December 31, 2005.

NASA Buildings

On November 22, 2002, Wells REIT-Independence purchased two nine-story office buildings containing an aggregate of approximately 948,800 rentable square feet located in Washington, D.C. (the “NASA Buildings”) for a purchase price of $345 million. In order to finance the acquisition of the NASA Buildings, the Company obtained $85 million in loan proceeds by drawing down on an existing line of credit with Bank of America (“BOA”).

The NASA Buildings were built in 1991 and 1992 and are located on a 3.58-acre tract of land at One & Two Independence Square on E. Street in Washington, D.C. Approximately 590,689 of rentable square feet in the NASA Buildings (62.3%) is currently leased to the United States of America through the U.S. General Services Administration for occupancy by the National Aeronautics and Space Administration (“NASA”). Approximately 341,520 of rentable square feet in the NASA Buildings (36.0%) is currently leased to the Office of the Comptroller of the Currency (“OCC”), an agency of the United States Government. Approximately 14,920 of the remaining rentable square feet in the NASA Buildings (1.6%) is currently leased to four tenants, which account for current annual base rents payable of approximately $0.1 million. The OCC and NASA leases expire in May 2006 and July 2012, respectively.

Nestle Building

On December 20, 2002, Wells REIT Glendale, CA, LLC (“REIT Glendale”), a Georgia limited liability company wholly-owned by Wells OP, purchased a 20-story office building containing approximately 505,115 rentable square feet located in Glendale, California (“Nestle Building”) for a purchase price of $157 million. The Nestle Building was built in 1990 and is located on a 4.02-acre tract of land at 800 N. Brand Boulevard in Glendale, California. Approximately 502,994 rentable square feet of the Nestle Building (99.6%) is leased to Nestle USA, Inc. (“Nestle USA”), a wholly-owned subsidiary of Nestle S.A., a Swiss company. The Nestle USA lease commenced in August 1990 and expires in August 2010.

In connection with the acquisition of the Nestle Building, REIT Glendale assumed an existing $90 million loan in favor of Landesbank Schleswig-Holstein Girozentrale, Kiel (“Landesbank Loan”), a German chartered bank, secured by the property. The interest rate on the Landesbank Loan is equal to LIBOR plus 1.15%, and the current interest rate on the Landesbank Loan is fixed for the next six months at 2.53% per annum. The Landesbank Loan requires monthly payments of interest only and matures on December 27, 2006. REIT Glendale may prepay the Landesbank Loan any time after December 28, 2003 without incurring any penalty. REIT Glendale paid a $0.45 million loan assumption fee at closing in connection with the assumption of the Landesbank Loan.

Nokia Dallas Buildings

On August 15, 2002, Wells OP purchased the Nokia Dallas Buildings, three adjacent office buildings containing an aggregate of 604,234 rentable square feet located in Irving, Texas, for an aggregate purchase price of approximately $119.6 million. The Nokia Dallas Buildings are all leased entirely to Nokia, Inc (“Nokia”).

The Nokia I Building is a nine-story building containing 228,678 rentable square feet. The Nokia I Building lease commenced in July 1999 and expires in July 2009. The Nokia II Building is a seven-story building containing 223,470 rentable square feet. The Nokia II Building lease commenced in December 2000 and expires in December 2010. The Nokia III Building is a six-story building containing 152,086 rentable square feet. The Nokia III Building lease commenced in June 1999 and expires in July 2009.

KeyBank Parsippany Building

On September 27, 2002, Wells OP purchased the KeyBank Parsippany Building, a four-story office building containing 404,515 rentable square feet located in Parsippany, New Jersey, for a purchase price of approximately $101.4 million. The KeyBank Parsippany Building is leased to Key Bank U.S.A., N.A. (“KeyBank”) and Gemini Technology Services (“Gemini”).

The KeyBank lease covers 200,000 rentable square feet (49%) under a lease that commenced in March 2001 and expires in February 2016. The Gemini lease covers 204,515 rentable square feet (51%) under a lease that commenced in December 2000 and expires in December 2013.

IRS Long Island Buildings

On September 16, 2002, Wells REIT-Holtsville, NY, LLC (“REIT-Holtsville”), a Georgia limited liability company wholly-owned by Wells OP purchased a two-story office building (the “IRS Office Building”) and a one-story office daycare facility (the “IRS Daycare Facility”) containing an aggregate 259,700 rentable square feet located in Holtsville, New York, (“the IRS Long Island Buildings”) for a purchase price of approximately $51.0 million. Approximately 191,050 of the aggregate rentable square feet of the IRS Long Island Buildings (74%) is currently leased to the United States of America through the U.S. General Services Administration (“U.S.A.”) for occupancy by the IRS under three separate lease agreements for the processing & collection division of the IRS (“IRS Collection”), the compliance division of the IRS (“IRS Compliance”), and the IRS Daycare Facility.

The IRS Collection lease, which encompasses 128,000 rentable square feet of the IRS Office Building, commenced in August 2000 and expires in August 2005. The annual base rent payable under the IRS Collection lease for the last two years of the initial lease term will be approximately $2.8 million. The U.S.A., at its option, has the right to extend the initial term of its lease for two additional five-year periods at annual rental rates of approximately $4.2 million and $5.0 million, respectively.

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

REIT-Holtsville is negotiating for the remaining 26% of the IRS Long Island Buildings to be leased by the U.S.A. on behalf of the IRS or to another suitable tenant. If REIT-Holtsville should lease this space to the U.S.A. or another suitable tenant within 18 months, REIT-Holtsville would owe the seller an additional amount of up to $14.5 million as additional purchase consideration for the IRS Long Island Buildings pursuant to the terms of an earn-out agreement entered into between REIT-Holtsville and the seller at the closing.

Windy Point Buildings

Wells OP purchased the Windy Point Buildings on December 31, 2001 for a purchase price of approximately $89.3 million. The Windy Point Buildings, which were built in 1999 and 2001, respectively, consist of a seven-story office building containing 188,391 rentable square feet (“Windy Point I”) and an eleven-story office building containing 300,034 rentable square feet (“Windy Point II”) located in Schaumburg, Illinois.

The Windy Point Buildings are subject to a 20-year annexation agreement originally executed on December 12, 1995 with the Village of Schaumburg, Illinois (“Annexation Agreement”). The Annexation Agreement covers a 235-acre tract of land that includes a portion of the site of the Windy Point Buildings’ parking facilities relating to the potential construction of a new eastbound on-ramp interchange for I-90. Wells OP issued a $0.4 million letter of credit pursuant to the request of the Village of Schaumburg, Illinois, representing the estimated costs of demolition and restoration of constructed parking and landscaped areas and protecting pipelines in connection with the potential construction. The obligation to maintain the letter of credit will continue until the costs of demolition and restoration are paid if the project proceeds or until the Annexation Agreement expires in December 2015. If Wells OP is unable to restore the parking spaces due to structural issues related to the utilities underground, Wells OP would then be required to construct a new parking garage on the site to accommodate the parking needs of its tenants. The cost for this construction is currently estimated at approximately $3.6 million. In addition, if the interchange is constructed, Wells OP will be required to pay for its share of the costs for widening Meacham Road as part of the project, which potential obligation is currently estimated to be approximately $0.3 million.

TCI Great Lakes, Inc. (“TCI”) occupies 129,157 rentable square feet (69%) of the Windy Point I building. The TCI lease commenced in December 1999 and expires in November 2009. TCI may terminate certain portions of the TCI lease on the last day of the seventh lease year by providing 12 months prior written notice and paying Wells OP a termination fee of approximately $4.1 million. The Apollo Group, Inc. (“Apollo”) leases 28,322 rentable square feet (15%) of the Windy Point I building. The Apollo lease commenced in April 2002 and expires in June 2008. Global Knowledge Network, Inc. (“Global”) leases 22,028 rentable square feet (12%) of the Windy Point I building. The Global lease commenced in May 2000 and expires in April 2010. Wells OP has the right to terminate the Global lease on December 31, 2005 by giving Global written notice on or before April 30, 2005.

Zurich American Insurance Company, Inc. (“Zurich”) leases the entire 300,034 rentable square feet of the Windy Point II building. The Zurich lease commenced in September 2001 and expires in August 2011. Zurich has the right to terminate the Zurich lease for up to 25% of the rentable square feet leased by Zurich at the end of the fifth lease year. If Zurich terminates a portion of the Zurich lease, it will be required to pay a termination fee to Wells OP equal to three months of the current monthly rent for the terminated space plus additional costs related to the space leased by Zurich. In addition, Zurich may terminate the entire Zurich lease at the end of the seventh lease year by providing Wells OP 18 months prior written notice and paying Wells OP a termination fee of approximately $8.6 million.

State Street Building

Wells OP purchased the State Street Building on July 30, 2001 for a purchase price of $49.6 million. The State Street Building, which was built in 1990, is a seven-story office building with 234,668 rentable square feet located in Quincy, Massachusetts. The State Street Building is leased to SSB Realty, LLC (“SSB Realty”). The SSB Realty lease commenced in February 2001 and expires in March 2011. Pursuant to the SSB Realty lease, Wells OP is obligated to provide SSB Realty an allowance of up to approximately $2.1 million for tenant, building and architectural improvements.

Metris Minnesota Building

Wells OP purchased the Metris Minnesota Building on December 21, 2000 for a purchase price of $52.8 million. The Metris Minnesota Building, which was built in 2000, is a nine-story office building containing 300,633 rentable square feet located in Minnetonka, Minnesota. The Metris Minnesota Building is Phase II of a two-phase office complex known as Crescent Ridge Corporate Center in Minnetonka, Minnesota, which is a western suburb of Minneapolis.

The Metris Minnesota Building is leased to Metris Direct, Inc. (“Metris”) as its corporate headquarters. The Metris Minnesota lease commenced in September 2000 and expires in December 2011. In addition, Metris is required to pay annual parking and storage fees of approximately $0.1 million payable on a monthly basis for the lease term.

Leasehold Interest Properties

The following properties are discussed as each property is owned as a leasehold interest.

ISS Atlanta Buildings

On July 1, 2002, Wells OP purchased two five-story buildings containing a total of 238,600 rentable square feet located in Atlanta, Georgia, for a purchase price of $40.5 million. The ISS Atlanta Buildings were acquired by assigning to Wells OP an existing ground lease with the Development Authority of Fulton County (“Development Authority”). Fee simple title to the land upon which the ISS Atlanta Buildings are located is held by the Development Authority, which issued Development Authority of Fulton County Taxable Revenue Bonds (“Bonds”) totaling $32.5 million in connection with the construction of these buildings. The Bonds, which entitle Wells OP to certain real property tax abatement benefits, were also assigned to Wells OP at the closing. Fee title interest to the land will be transferred to Wells OP upon payment of the outstanding balance on the Bonds, either by prepayment by Wells OP or at the expiration of the ground lease on December 1, 2015.

The entire rentable area of the ISS Atlanta Buildings is leased to Internet Security Systems, Inc., a Georgia corporation (“ISS”). The ISS Atlanta lease commenced in November 2000 and expires in May 2013.

Ingram Micro Building

On September 27, 2001, Wells OP acquired a ground leasehold interest in a 701,819 square foot distribution facility located in Millington, Tennessee, pursuant to a Bond Real Property Lease dated as of December 20, 1995 (“Bond Lease”). The ground leasehold interest under the Bond Lease, along with the Bond and the Bond Deed of Trust, were purchased from Ingram Micro L.P. (“Ingram”) in a sale-lease back transaction for a purchase price of $21.1 million. The Bond Lease expires in December 2026. Construction of the Ingram Micro Building was completed in 1997.

Fee simple title to the land upon which the Ingram Micro Building is located is held by the Industrial Development Board of the City of Millington, Tennessee (“Industrial Development Board”), which originally entered into the Bond Lease with Lease Plan North America, Inc. (“Lease Plan”). The Industrial Development Board issued an Industrial Development Revenue Note Ingram Micro L.P. Series 1995 (“Bond”) in a principal amount of $22,000,000 to Lease Plan in order to finance the construction of the Ingram Micro Building. The Bond is secured by a Fee Construction Mortgage Deed of Trust and Assignment of Rents and Leases (“Bond Deed of Trust”) executed by the Industrial Development Board for the benefit of Lease Plan. Lease Plan assigned to Ingram its ground leasehold interest in the Ingram Micro Building under the Bond Lease. Lease Plan also assigned all of its rights and interest in the Bond and the Bond Deed of Trust to Ingram.

Wells OP also acquired the Bond and the Bond Deed of Trust from Ingram at closing. Beginning in 2006, Wells OP has the option under the Bond Lease to purchase the land underlying the Ingram Micro Building from the Industrial Development Board for $100 plus satisfaction of the indebtedness evidenced by the Bond which, as set forth above, was acquired and is currently held by Wells OP. The Ingram lease has a current term of 10 years.

Avnet Building

Wells OP purchased the Avnet Building on June 12, 2000 for a purchase price of approximately $13.3 million. The Avnet Building, which was built in 2000, is a two-story office building containing 132,070 rentable square feet located in Tempe, Arizona. The Avnet Building is subject to a first priority mortgage in favor of SouthTrust Bank, N.A. (“SouthTrust”) securing a SouthTrust Line of Credit.

The Avnet Building is leased to Avnet, Inc. (“Avnet”). The initial term of the Avnet lease is 10 years which commenced on May 1, 2000 and expires on April 30, 2010. Avnet has a right of first refusal to purchase the Avnet Building if Wells OP attempts to sell the Avnet Building. Avnet also has an expansion option. Wells OP has the option to undertake the expansion or allow Avnet to undertake the expansion at its own expense, subject to certain terms and conditions.

The Avnet Building is subject to a ground lease which commenced on April 5, 1999 and expires on September 30, 2083. Wells OP has the right to terminate the Avnet ground lease prior to the expiration of the 30th year. The current annual ground lease payment pursuant to the Avnet ground lease is approximately $0.2 million.

Motorola Tempe Building

Wells OP purchased the Motorola Tempe Building on March 29, 2000 for a purchase price of $16 million. The Motorola Tempe Building, which was built in 1998, is a two-story office building containing 133,225 rentable square feet in Tempe, Arizona. The Motorola Tempe Building is leased to Motorola, Inc. (“Motorola”). The initial term of the Motorola lease is seven years which commenced on August 17, 1998 and expires on August 31, 2005. Motorola has the right to extend the Motorola lease for four additional five-year periods at the then-prevailing market rental rate.

The Motorola Tempe Building is subject to a ground lease which commenced November 19, 1997 and expires on December 31, 2082. Wells OP has the right to terminate the Motorola ground lease prior to the expiration of the 30th year and prior to the expiration of each subsequent 10-year period thereafter. The current annual ground lease payment pursuant to the Motorola ground lease is approximately $0.2 million.

ASML Building

Wells OP purchased the ASML Building on March 29, 2000 for a purchase price of approximately $17.4 million. The ASML Building, which was built in 2000, is a two-story office and warehouse building containing 95,133 rentable square feet located in Tempe, Arizona. The ASML Building is leased to ASM Lithography, Inc. (“ASML”). The initial term of the ASML lease is 15 years, which commenced on June 4, 1998 and expires on June 30, 2013. ASML has an expansion option, which allows ASML the ability to expand the building into at least an additional 30,000 rentable square feet, to be constructed by Wells OP. If the expansion option exercised is for less than 30,000 square feet, Wells OP may reject the exercise at its sole discretion. In the event that ASML exercises its expansion option after the first five years of the initial lease term, such lease term will be extended to 10 years from the date of such expansion.

The ASML Building is subject to a ground lease, which commenced on August 22, 1997 and expires on December 31, 2082. Wells OP has the right to terminate the ASML ground lease prior to the expiration of the 30th year, and prior to the expiration of each subsequent 10-year period thereafter. The current annual ground lease payment pursuant to the ASML ground lease is approximately $0.2 million.

BellSouth Ft. Lauderdale Building

Wells OP purchased the BellSouth Ft. Lauderdale Building on April 18, 2002 for a purchase price of $6.85 million. The BellSouth Ft. Lauderdale Building, which was built in 2001, is a one-story office building containing 47,400 rentable square feet located in Ft. Lauderdale, Florida.

The entire BellSouth Ft. Lauderdale Building is leased to BellSouth Advertising and Publishing Corporation (“BellSouth Advertising”). The BellSouth Advertising lease commenced in July 2001 and expires in July 2008.

The BellSouth Ft. Lauderdale Building is subject to a ground lease, which commenced in March 1999 and expires in February 2049. The current annual lease payment pursuant to the BellSouth Ft. Lauderdale Building ground lease is approximately $0.1 million.

ITEM 3.          LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Company during 2002 requiring disclosure under Item 103 of Regulation S-K.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of 2002.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II

ITEM 5.          MARKET FOR COMPANY’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2003, the Company had 238.8 million shares of common stock outstanding held by a total of approximately 65,000 shareholders. The number of shareholders is based on the records of the Advisor, who serves as registrar and transfer agent for the Company. The current offering price per share is $10. There is no established public trading market for the Company’s common stock. Under the Company’s Articles of Incorporation, restrictions are imposed on the ownership and transfer of shares.

In order for NASD members and their associated persons to participate in the offering and sale of shares of common stock of the Company pursuant to the fourth offering or any future offering of the Company’s shares, the Company is required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to shareholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to the Company’s Prospectus, the Company indicated that the Advisor would prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Company. For these purposes, the estimated value of the shares shall be deemed to be $10 per share. The basis for this valuation is the fact that the Company is currently engaged in a public offering of its shares at the price of $10 per share. However, please note that there is no public trading market for the shares at this time and there can be no assurance that shareholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. In addition, the Company has not performed an evaluation of the Company’s properties and, therefore, this valuation is not based upon the value of the Company’s properties, nor does it represent the amount shareholders would receive if the Company’s properties were sold and the proceeds distributed to shareholders in a liquidation of the Company, which amount would most likely be less than $10 per share as a result of the fact that, at the time the Company is purchasing its properties, the amount of funds available for investment in properties is reduced by the approximately 15% to 16% of offering proceeds raised by the Company, which are used to pay selling commissions and dealer manager fees, organization and offering expenses and acquisition and advisory fees, as described in more detail in this Annual Report and the Company’s Prospectus.

As the Company’s stock is currently not listed on a national exchange, there is no market for the Company’s stock. Consequently, there is the risk that a shareholder may not be able to sell the Company’s stock at a time or price acceptable to the shareholder. During 2000, the Company’s board of directors authorized a common stock redemption plan for investors who held the shares for more than one year, subject to the limitation that aggregate shares redeemed under the plan could not exceed the lesser of (i) the amount reinvested in the Company’s common shares through the Dividend Reinvestment Plan (“DRP”), less shares already redeemed, or (ii) 3% of the average common shares outstanding during the preceding year. The Company is under no obligation to redeem shares under its share redemption plan, and the Company’s board of directors may amend or terminate the share redemption plan at any time. Any shares redeemed under the plan are purchased by the Company at the amount contributed by the shareholder including any commissions paid at issuance.

Distributions

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

Dividend distributions made to the shareholders during 2001 and 2002 were as follows:

Distribution for Quarter Ended	Total Cash Distributed	Per Share Investment Income	Per Share Return of Capital

	(000s)
March 31, 2001	$6,258	$0.135	$0.053
June 30, 2001	7,584	0.135	0.053
September 30, 2001	9,707	0.135	0.053
December 31, 2001	13,222	0.139	0.055
March 31, 2002	17,552	0.150	0.044
June 30, 2002	23,306	0.150	0.044
September 30, 2002	30,530	0.150	0.044
December 31, 2002	33,608	0.135	0.040

The fourth quarter of 2002 dividend distributions, declared through December 15th, were paid to shareholders in December 2002. Dividends at an annualized rate of 7%, as declared by the board of directors for the period from December 16, 2002 to December 31, 2002, will be paid to shareholders in March 2003.

ITEM 6.          SELECTED FINANCIAL DATA

The Company commenced active operations when it received and accepted subscriptions for a minimum of 125,000 shares on June 5, 1998.

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2002, 2001, 2000, 1999, and 1998 in thousands, except for per share data.

	2002	2001	2000	1999	1998

Total assets	$2,229,727	$752,281	$398,550	$143,852	$42,833
Outstanding debt	$248,195	$8,124	$127,663	$23,929	$14,060
Obligations under capital leases	$54,500	$22,000	—	—	—

Total revenues	$139,628	$56,276	$25,691	$7,683	$395
Net income	$59,854	$21,724	$8,553	$3,885	$334

Earnings per share:
Basic and diluted	$0.41	$0.43	$0.40	$0.50	$0.40
Dividends declared	$0.76	$0.76	$0.73	$0.70	$0.31

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying consolidated financial statements of the Company and notes thereto.

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

The Company has made an election under Section 856 of the Internal Revenue Code (the “Code”) to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1998. As a REIT for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which its qualification is lost. Such an event could materially, adversely affect the Company’s financial position and results of operations. However, management believes that the Company is organized and operates in a manner, which has enabled the Company to qualify for treatment as a REIT for federal income tax purposes during the year ended December 31, 2002. In addition, management intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

Liquidity and Capital Resources

General

During the fiscal year ended December 31, 2002, the Company received aggregate gross offering proceeds of $1,340.3 million from the sale of 134.0 million shares of its common stock. After payment of $46.4 million in acquisition and advisory fees and acquisition expenses, payment of $127.3 million in selling commissions, and payment of $20.5 million in organization and offering expenses, and common stock redemptions of $15.4 million pursuant to the Company’s share redemption program, the Company raised net offering proceeds available for investment in properties of $1,130.7 million during the year ended December 31, 2002.

During the fiscal year ended December 31, 2001, the Company received aggregate gross offering proceeds of $522.5 million from the sale of 52.3 million shares of its common stock. After payment of $18.1 million in acquisition and advisory fees and acquisition expenses, payment of $58.4 million in selling commissions and organization and offering expenses, and common stock redemptions of $4.1 million pursuant to the Company’s share redemption program, the Company raised net offering proceeds available for investment in properties of $441.8 million during the year ended December 31, 2001.

As of December 31, 2002, the Company had received aggregate gross offering proceeds from all of its offerings of approximately $2,177.9 million from the sale of 217.8 million shares of its common stock to approximately 58,000 investors. After payment of $75.5 million in acquisition and advisory fees and acquisition expenses, payment of $206.4 million in selling commissions, payment of $40.0 million in organization and offering expenses, capital contributions to joint ventures and property acquisitions expenditures by the Company of $1,808.5 million, and common stock redemptions of $20.9 million pursuant to the Company’s share redemption program, the Company was holding net offering proceeds of $26.6 million available for investment in properties, as of December 31, 2002.

The net decrease in cash and cash equivalents of approximately $30.1 million during the year ended December 31, 2002 is primarily the result of the higher level of investment in real estate as compared to the level of fund raising and borrowing during the period. The increase in cash and cash equivalents of $71.3 million during 2001 is primarily the result of higher levels of fund raising and borrowings as compared to the levels of investment in real estate during those periods.

As of December 31, 2002, the Company owned interests in 72 real estate properties either directly or through its interests in joint ventures. These properties are currently generating operating cash flow sufficient to cover the Company’s operating expenses and pay dividends to shareholders. The Company pays dividends on a quarterly basis regardless of the frequency with which such distributions are declared. Dividends will be paid to investors who are shareholders as of the record dates selected by the Board of Directors. The Company currently calculates quarterly dividends based on the daily record and dividend declaration dates; thus, shareholders are entitled to receive dividends immediately upon the purchase of shares. Dividends declared during 2002 and 2001 totaled $0.76 per share in each year. Dividends declared for the fourth quarter of 2002 and the first quarter of 2003 were at an annualized rate of $0.70 per share.

Due primarily to the pace of the Company’s property acquisitions from late 2001 through 2002, as explained in more detail in the following paragraphs, dividends paid during 2002 in the aggregate amount of approximately $105.0 million exceeded Funds From Operations for the year by approximately $3.2 million. Dividends paid during 2002 exceeded taxable income of $80.5 million, therefore the Company exceeded the minimum distribution requirement to be taxed as a REIT for federal income tax purposes.

The Company continues to acquire properties that meet its standards and quality both in terms of the real estate and the creditworthiness of the tenants. Creditworthy tenants of the type the Company targets are becoming more and more highly valued in the marketplace and, accordingly, there is increased competition in acquiring properties with these creditworthy tenants. As a result, the purchase prices for such properties have increased with corresponding reductions in cap rates and returns on investment. In addition, changes in market conditions have caused the Advisor to add to its internal procedures for ensuring the creditworthiness of the Company’s tenants before any commitment to buy a property is made. The Company and its Advisor continue to remain steadfast in their commitment to invest in quality properties that will produce quality income for the Company’s shareholders. Accordingly, because of the additional time it now takes in the acquisition process for the Advisor to assess tenant credit – plus the Company’s commitment to adhere to purchasing properties with tenants that meet its investment criteria – the Company was required to lower the dividend yield to its shareholders.

As a result of the factors described in the preceding paragraph, the board of directors declared dividends for both the fourth quarter of 2002 and the first quarter of 2003 in an amount equal to a 7.0% annualized percentage rate return on an investment of $10 per share.

Dividends to be distributed to the shareholders are determined by the Board of Directors and are dependent on a number of factors related to the Company, including funds available for payment of dividends, financial condition, amounts paid for properties, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order to maintain the Company’s status as a REIT under the Internal Revenue Code.

Cash Flows From Operating Activities

The Company’s net cash provided by operating activities was $104.6 million, $42.3 million, and $7.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in net cash provided by operating activities was due primarily to the additional net income generated by 32, 11, and 12 properties acquired during the years ended December 31, 2002, 2001, and 2000, respectively. The Company does not recognize in operations the full annual effect from the properties during the year of acquisition, as the operations of the properties are only included in operations from the date of acquisition. Operating cash flows are expected to increase as additional properties are acquired by the Company in future periods and as the Company obtains the benefit of a full year of operations for properties acquired during the year ended December 31, 2002.

Cash Flows Used In Investing Activities

Comparison of 2002 vs 2001

The Company’s net cash used in investing activities was $1,362.5 million for the year ended December 31, 2002 compared to $274.6 million for the year ended December 31, 2001. The increase in net cash used in investing activities was due primarily to investments in properties, directly and through contributions to joint ventures, and the payment of related deferred project costs. Investments and related deferred project costs totaled $1,369.5 million and $278.8 million for the years ended December 31, 2002 and 2001, respectively. The increase in investments during the year ended December 31, 2002 was due to the ability of the Company to increase investor proceeds and identify property investments meeting the objectives of the Company. The investment in real estate assets and joint venture cash outflows were partially offset by distributions from joint ventures of $7.4 million and $4.2 million for the years ended December 31, 2002 and 2001, respectively. The increase in distributions from joint ventures is due to the additional investments in joint ventures during the year ended December 31, 2001 that the Company recognized a full year’s benefit during the year ended December 31, 2002.

Comparison of 2001 vs 2000

The Company’s net cash used in investing activities was $274.6 million and $249.3 million for the years ended December 31, 2001 and 2000, respectively. The increase in net cash used in investing activities was due primarily to investments in properties directly or through contributions to joint ventures, and the payment of related deferred project costs. Investments and related deferred project costs totaled $278.8 million and $252.8 million for the years ended December 31, 2001 and 2000, respectively. Investments in real estate assets and joint venture cash outflows were partially offset by distributions from joint ventures of $4.2 million and $3.5 million for the years ended December 31, 2001 and 2000, respectively.

Cash flows used in investment in real estate assets and joint ventures in future periods will be dependent upon the availability of funds either through capital contributions raised from the sale of stock or debt facilities and the availability of real estate assets or joint venture investments that meet the investment objectives of the Company.

The cash flows provided by joint ventures are expected to increase in 2003, when the Company recognizes a full year of benefit for the 2002 joint venture investments. Increases to cash flows provided by joint venture distributions will be dependent upon whether the Company invests in additional properties through joint ventures in the future as expected cash flows from existing joint ventures are expected to provide nominal increases based on scheduled rent increases.

Cash Flows From Financing Activities

Comparison of 2002 vs 2001

The Company’s net cash provided by financing activities was $1,227.8 million and $303.5 million for the years ended December 31, 2002 and 2001, respectively. The increase in net cash provided by financing activities was due primarily to the raising of additional capital of $1,340.3 million during the year ended December 31, 2002 compared to $522.5 million during the year ended December 31, 2001. The amounts raised were partially offset by the payment of commissions and offering costs totaling $140.5 million and $58.6 million for the years ended December 31, 2002 and 2001, respectively and repurchase of the Company’s stock of $15.4 million and $4.1 million for the years ended December 31, 2002, and 2001, respectively.

Additionally, the Company obtained funds from financing arrangements totaling $212.9 million and $110.2 million and made debt repayments of $62.8 million and $229.8 million for the years ended December 31, 2002 and 2001, respectively. As a result of the increased operations and activities of the Company during the years ended December 31, 2002 and 2001, the Company paid dividends of $105.0 million and $36.7 million, respectively.

Comparison of 2001 vs 2000

The Company’s net cash provided by financing activities was $303.5 million and $243.4 million for the years ended December 31, 2001 and 2000, respectively. The increase in net cash provided by financing activities was due primarily to the raising of additional capital of $522.5 million during the year ended December 31, 2001 compared to $180.4 million for the year ended December 31, 2000. The amounts raised were partially offset by the payment of commissions and offering costs totaling $58.6 million and $22.4 million for the years ended December 31, 2001 and 2000, respectively, and the repurchase of the Company’s stock of $4.1 million and $1.4 million for the years ended December 31, 2001 and 2000, respectively.

Additionally, the Company obtained funds from financing arrangements totaling $110.2 million and $187.6 million and made debt repayments of $229.8 million and $83.9 million for the years ended December 31, 2001 and 2000, respectively. As a result of the increased operations and activities of the Company during the years ended December 31, 2001 and 2000, the Company paid dividends of $36.7 million and $17.0 million, respectively.

The amounts of cash provided by and used in financing activities in the future will be dependent upon the Company’s ability to raise additional funds from investors and from the ability to secure debt facilities for the acquisition of real estate assets in future periods, and may not be comparable to the amounts of cash provided in past periods.

Results of Operations

As of December 31, 2002, the Company’s 72 real estate properties were 98.3% leased. The Company’s results of operations have changed significantly for the years ended December 31, 2002, 2001, and 2000, generally as a result of the 32, 11, and 12 property acquisitions during the years ended December 31, 2002, 2001, and 2000, respectively. Management expects that rental income, equity income of joint ventures, tenant reimbursements, operating expenses, management and leasing fees, and net income will each increase in future periods as a result of owning real estate assets acquired in 2002 for a full year and as a result of future acquisitions of real estate assets. Due to the average remaining terms of the long-term leases currently in place at the Company’s properties, management does not anticipate significant changes in near-term rental revenues from properties currently owned.

Comparison of 2002 vs 2001

Rental income was $107.5 million and $44.2 million for the years ended December 31, 2002 and 2001, respectively. Tenant reimbursements were $19.0 million and $6.8 million for the years ended December 31, 2002 and 2001, respectively. Tenant reimbursements were equivalent to 70% and 63% of the property operating costs for these respective years. The variance in the costs is dependent upon the terms of the lease agreements for the real estate assets in each year.

Equity in income of joint ventures was $4.7 million and $3.7 million for the years ended December 31, 2002 and 2001, respectively. The increase is primarily a result of recognizing a full year of operations in 2002 for the investments in joint ventures made during 2001. Equity in income of joint ventures is expected to increase in future periods as additional investments in joint ventures are made; however, returns from existing joint venture investments are not expected to change materially from the historical results.

Lease termination income was $1.4 million for the year ended December 31, 2002 compared to $0 for the year ended December 31, 2001. The 2002 activity relates to a single lease termination at the Vertex-Sarasota Building (formerly the Andersen Building), in which, in consideration for releasing Arthur Andersen from its obligations to pay rent under the lease, Arthur Andersen paid Wells OP a termination fee of approximately $1.0 million and conveyed to Wells OP an adjacent parcel of land which the Company valued at $0.4 million.

Interest and other income was $7.0 million and $1.5 million for the years ended December 31, 2002 and 2001, respectively. Of this amount $2.8 million and $0.5 million was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings, which is offset by the related interest expense associated with the bonds. The Company invests any funds received from shareholders in short-term investments until the funds are invested in real estate asset investments. At certain times during the years ended December 31, 2002 and 2001, the Company held a significant amount of cash on hand resulting in the relatively high interest income. The level of interest income is dependent upon the ability of the Company to find suitable real estate asset investments on a pace consistent with investor proceeds, therefore interest income amounts for the years ended December 31, 2002 and 2001, may or may not be indicative of interest income for future periods.

Depreciation expense was $38.8 million and $15.3 million for the years ended December 31, 2002 and 2001, representing 36% and 35%, of rental income for the respective year. The change between periods is generally due to a change in applicable cost of the real estate assets compared to the straight-line revenues generated by the real estate assets. Operating costs were $26.9 million and $10.9 million for the years ended December 31, 2002 and 2001, representing 21% of the sum of the rental income and tenant reimbursements revenue amounts for each year. Management and leasing fees were $5.2 million, and $2.5 million for the years ended December 31, 2002, and 2001, respectively, representing 4% and 5%, respectively, of the sum of the rental income and tenant reimbursements revenue amounts.

General and administrative costs were $3.2 million and $1.2 million for the years ended December 31, 2002 and 2001, respectively, and legal and accounting expenses were $1.0 million and $0.4 million, for the years ended December 31, 2002, and 2001, respectively. The increase in the expenses are attributable to the increased size of the Company over the years, but represent 3% of total revenues for each year ended December 31, 2002 and 2001. In the future, such costs as a percentage of total revenues are expected to be materially consistent with the historical periods, but may change as the Company continues to grow.

Interest expense and amortization of deferred financing costs was $4.6 million and $4.2 million for the years ended December 31, 2002 and 2001, respectively. Of this amount $2.8 million and $0.5 million was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings for the years ended December 31, 2002 and 2001, respectively, which is offset by the related interest income associated with the bonds as noted above. Interest expense is dependent upon the amount of borrowings outstanding during the period as well as the interest rate. Interest expense payable to third parties (excluding the interest on the bonds) for the year ended December 31, 2002 decreased as compared to the year ended December 31, 2001 due to lower average amounts of borrowings outstanding during the periods as well as lower interest rates.

Comparison of 2001 vs 2000

Rental income revenues were $44.2 million and $20.5 million for the years ended December 31, 2001 and 2000, respectively. Tenant reimbursements were $6.8 million and $2.3 million for the years ended December 31, 2001 and 2000, respectively. Tenant reimbursements were equivalent to 63% and 71% of the property operating costs for the respective years. The variance in the cost is dependent upon the terms of the lease agreements for the real estate assets in each year.

Equity in income of joint ventures was $3.7 million and $2.3 million for the years ended December 31, 2001 and 2000, respectively. The increase is due to the investments in joint ventures during 2001 and recognizing a full year of operations for investments in joint ventures during 2000.

Interest and other income was $1.5 million and $0.6 million for the years ended December 31, 2001 and 2000, respectively. Of this amount $0.5 million and $0 during the years ended December 31, 2001 and 2000, respectively was attributable to interest on the bonds related to the Ingram Micro Building, which is offset by the related interest expense associated with the bonds. The Company invests any funds received from shareholders in short-term investments until the funds are placed in real estate asset investments. At certain times during the years ended December 31, 2001 and 2000, the Company held varying amounts of cash on hand resulting in the increases in interest income between years.

Depreciation expense was $15.3 million and $7.7 million for the years ended December 31, 2001 and 2000, representing 35% and 38% of rental income for the respective year. The change between years is generally due to a change in applicable cost of the real estate assets compared to the straight-line revenues generated by the real estate assets. Operating costs were $10.9 million and $3.2 million for the years ended December 31, 2001 and 2000, respectively, representing 21% and 14%, respectively, of the sum of the rental income and tenant reimbursements revenue amounts. Management and leasing fees were $2.5 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively, representing 5% and 6%, respectively, of the sum of the rental income and tenant reimbursements revenue amounts.

General and administrative costs were $1.2 million and $0.4 million for the years ended December 31, 2001 and 2000, respectively, and legal and accounting expenses were $0.4 million and $0.2 million for the years ended December 31, 2001 and 2000, respectively. The increase in the expenses are attributable to the increased size of the Company, but represent 3% of total revenues for each year ended December 31, 2001 and 2000.

Interest expense and amortization of deferred financing costs was $4.2 million for each of the years ended December 31, 2001 and 2000. Of this amount $0.5 million and $0.0 million was attributable to interest on the bonds related to the Ingram Micro Building for the years ended December 31, 2001 and 2000, respectively, which is offset by the related interest income associated with the bonds as noted above. Interest expense is dependent upon the amount of borrowings outstanding during the period as well as the interest rate. Interest expense payable to third parties (excluding the interest on the bonds) for the years ended December 31, 2001 compared to the year ended December 31, 2000 decreased due to a lower average amount of borrowings outstanding during the year as well as lower interest rates.

Subsequent Events

Sale of shares of the Company’s common stock

From January 1, 2003 through February 28, 2003, the Company has raised approximately $241.0 million through the issuance of 24.1 million shares of common stock in the Company.

Redemptions of the Company’s common stock

From January 1, 2003 through February 28, 2003, the Company has redeemed approximately 1.0 million shares of common stock in the Company at an aggregate cost of $10.4 million pursuant to its share redemption program. The Company’s current plan allows for redemptions totaling $40.0 million for the year ending December 31, 2003. See Item 5 of this report for a description of this plan and the limitations relating to the Company’s share redemption plan.

Property Acquisitions

On January 9, 2003, Wells OP purchased two three-story office buildings containing approximately 187,735 aggregate rentable square feet located in Mayfield Heights, Ohio, (the “East Point Buildings”) for a purchase price of $22.0 million, excluding closing costs and acquisition and advisory fees paid to the Advisor. The East Point Buildings, which were built in 2000, are located at 6085 Parkland Boulevard (“East Point I”) and 6095 Parkland Boulevard (“East Point II”) in Mayfield Heights, Cuyahoga County, Ohio. The entire 102,484 rentable square feet of East Point I is leased to Progressive Casualty Insurance Company. East Point II contains approximately 85,251 rentable square feet, of which 70,585 is currently leased to Austin, Danaher Power Solutions LLC and Moreland Management Co. Approximately 14,666 rentable square feet (17%) of East Point II is vacant.

In connection with the acquisition of the property, the Company has entered into an earn-out agreement, whereby, the Company is required to pay the seller for each new lease fully executed after the date of acquisition of the property but on or before March 31, 2004, or on or before July 31, 2004 if the tenant thereunder is a leasing prospect as defined by the agreement. Payments shall be in the amounts of the anticipated first year’s annual rent less operating expenses with the sum divided by 0.105 and the result reduced by tenant improvement costs related to the space.

Dividend Declaration

On March 12, 2003, the Board of Directors of the Company declared dividends for the second quarter of 2003 in the amount of a 7.0% annualized percentage return on an investment of $10 per share, payable to the shareholders of the Company on a daily record basis.

Commitments and Contingencies

Take Out Purchase and Escrow Agreement

The Company entered into a take out purchase and escrow agreement with an affiliate of the Advisor whereby the Company earns a fee in return for agreeing to purchase any unsold co-tenancy interests related to the Section 1031 exchange program established by an affiliate of the Advisor. See Note 8 to the Company’s consolidated financial statements included in this report for discussion of this potential obligation.

Letters of Credit

The Company has three unused letters of credit as required by other parties to ensure completion of the Company’s obligations under certain contracts. See Note 8 to the Company’s consolidated financial statements included in this report for further discussion of the letters of credit.

Property Under Contract

The Company entered into an agreement to purchase a third building at the ISS Atlanta Buildings development upon completion of construction for $10 million. See Note 8 to the Company’s consolidated financial statements included in this report for further discussion of the property under contract and related obligations.

Properties Under Construction

The Company entered into three agreements for the construction and development of certain properties. See Note 8 to the Company’s consolidated financial statements included in this report for a more detailed discussion of the properties under construction and the related obligation.

Commitments Under Existing Lease Agreements

The Company entered into lease agreements with tenants that may include provisions that, at the option of the tenants, the Company may require the Company to incur certain capital costs. See Note 8 to the Company’s consolidated financial statements included in this report for further discussion of these potential obligations.

Earn-out Agreements

The Company entered into a purchase agreement containing an earn-out clause that may result in the Company being obligated to pay $14.5 million to the seller of a property. See Note 8 to the Company’s consolidated financial statements included in this report for a more detailed discussion of this potential obligation.

Leasehold Property Obligations

The Company owns certain properties that are subject to ground leases and require the Company to pay rent in future years. See Note 8 to the Company’s consolidated financial statements included in this report for further discussion of the lease terms and required payments.

Pending Litigation

The Company has certain pending litigation related to a dispute over the right to a $750,000 escrow money deposit for a property that was not acquired. See Note 8 to the Company’s consolidated financial statements included in this report further discussion of the litigation.

Funds from Operations

Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), generally means net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”) excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. Management believes that FFO is helpful to investors as a measure of the performance of an equity REIT. However, the Company’s calculation of FFO, while consistent with NAREIT’s definition, may not be comparable to similarly titled measures presented by other REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company’s performance or to cash flows as a measure of liquidity or ability to make distributions.

The following table reflects the calculation of FFO for the three years ended December 31, 2002, 2001, and 2000, respectively:

	December 31, 2002	December 31, 2001	December 31, 2000

FUNDS FROM OPERATIONS:
Net income	$59,854	$21,724	$8,553
Add:
Depreciation of real assets	38,780	15,345	7,743
Amortization of deferred leasing costs	303	303	351
Depreciation and amortization – unconsolidated partnerships	2,861	3,212	853

Funds from operations (FFO)	$101,798	$40,584	$17,500

WEIGHTED AVERAGE SHARES:
BASIC AND DILUTED	145,633	51,082	21,616

In order to recognize revenues on a straight line basis over the terms of the respective leases, the Company recognized straight line revenue of $7.6 million, $2.8 million, and $1.7 million during the years ended December 31, 2002, 2001, and 2000 respectively.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Company from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Application of Critical Accounting Policies

The Company’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Company’s results of operations to those of companies in similar businesses.

The critical accounting policies outlined below have been discussed with members of the Company’s audit committee. There have been no significant changes in the critical accounting policies, methodology, or assumptions in the current period.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 2 to the Company’s consolidated financial statements included in this report.

Investment in Real Estate Assets

The Company’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Company’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant Improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Company’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, both operating properties and properties under construction, in which the Company has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Company and any unconsolidated joint ventures at December 31, 2002 and 2001.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis, would result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of real estate assets and net income of the Company.

Intangible Lease Asset/Liability

As part of the acquisition of real estate assets, the Company determines whether an intangible asset or liability related to above or below market leases was acquired as part of the acquisition of the real estate. As a result of adopting the standards, amounts totaling $12.1 million have been recorded as intangible lease assets and $32.7 million have been recorded as intangible lease liabilities, relating to above and below market lease arrangements for properties acquired in 2002. The intangible assets and liabilities are recorded at their estimated fair market values at the date of acquisition, and are amortized over the remaining term of the respective lease to rental income.

The determination of the estimated fair values of the intangible lease asset or liability requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. If inappropriate estimates with regard to these variables are used, misclassification of assets or liabilities and incorrect calculation of depreciation amounts would occur, which would misstate the net income of the Company.

Related Party Transactions and Agreements

The Company has entered into agreements with the Advisor and its affiliates, whereby the Company pays certain fees or reimbursements to the Advisor or its affiliates for acquisition and advisory fees, organization and offering costs, sales commissions, dealer manager fees, property management and leasing fees, and reimbursement of operating costs. See Note 12 to the Company’s consolidated financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

Conflict of Interest

The Advisor is also a general partner in and advisor to various Wells Real Estate Funds. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner for Wells Real Estate Funds, may be in competition with the Company in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to interest rate changes primarily as a result of its debt facilities, which are generally short term in nature. These facilities are primarily used to fund investment of real estate assets at times when real estate asset investments are available at appropriate prices that meet the investment criteria of the Company, yet the Company has not raised sufficient investor proceeds to fund the acquisition. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low level of overall borrowings. To achieve its objectives, the Company generally borrows at variable rates with the lowest margins available, but also enters into fixed rate facilities in some cases. The Company may enter into interest rate swaps, caps or other arrangements in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31, 2002, in thousands.

	2003	2004	2005	2006	Thereafter

Maturing debt:
Variable rate debt	$84,548	$62,038	—	$90,000	—
Fixed rate debt	$11,609	—	—	—	—

Average interest rate on debt:
Variable rate debt	3.38%	3.33%	—	2.53%	—
Fixed rate debt	8.12%	—	—	—	—

The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31, 2001, in thousands.

	2002	2003	Thereafter

Maturing debt:
Variable rate debt	$7,655	$469	—

Average interest rate on debt:
Variable rate debt	3.73%	3.98%	—

The fair value of the Company’s debt approximates its carrying amount.

Approximately $236.6 million or 95% and $8.1 million or 100% of the Company’s debt facilities at December 31, 2002 and 2001, respectively is subject to variable rates. The average interest rate on the variable rate debt at December 31, 2002 and 2001 was 3.04% and 3.74%, respectively. The variable rate debt is based on LIBOR plus a specified margin of 175 basis points or 200 basis points for each debt facility. An increase in the variable interest rate on the variable rate facilities constitutes a market risk.

The Company has entered into two interest rate swap agreements related to two construction loans. The construction loans incur interest at LIBOR plus 200 basis points and exchanges this obligation in return for the obligation to pay a fixed amount of 5.9% and 4.27% on the $27.2 million and $4.0 million outstanding, respectively, under the facilities at December 31, 2002. Such agreements limit the Company’s exposure to increases in interest rate risks, but also prohibit the Company from benefiting from any decreases in interest rates.

The Company does not believe that there is any exposure to increases in interest rate risk related to the obligations under capital leases of $54.5 million and $22.0 million at December 31, 2002 and 2001, respectively, as the obligations are at fixed interest rates and the Company owns the related bonds. These amounts have been excluded from the tables above.

The Company is currently working with lenders to obtain a new variable rate line of credit to provide the Company increased flexibility for funding acquisitions or repayment of existing debt obligations. However, such an arrangement would allow increased availability of debt, and therefore, increase the Company’s exposure to increases in interest rates, in the event the Company uses borrowings to fund acquisitions or operations. However, in the event that such a facility is not completed, the Company anticipates that it could satisfy the debt repayment requirements through additional investor proceeds.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company’s independent public accountants during the three years ended December 31, 2002, 2001, or 2000.

On May 8, 2002, the audit committee of the board of directors of the Company recommended to the board of directors the dismissal of Arthur Andersen LLP (“Andersen”) as the Company’s independent public accountants, and the board of directors approved the dismissal of Andersen as the Company’s independent public accountants, effective immediately.

Andersen’s reports on the consolidated financial statements of the Company for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000, and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the consolidated financial statements of the Company for such years and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On June 26, 2002, the Company’s board of directors approved the recommendation of the audit committee to engage Ernst & Young, LLP (“Ernst & Young”) to audit the financial statements of the Company, effective immediately. During the fiscal years ended December 31, 2001 and 2000, and through the date of appointment of Ernst & Young as the Company’s independent public accountants, the Company did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission for its annual stockholders’ meeting to be held on July 15, 2003.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission for its annual stockholders’ meeting to be held on July 15, 2003.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission for its annual stockholders’ meeting to be held on July 15, 2003.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission for its annual stockholders’ meeting to be held on July 15, 2003.

ITEM 14.       CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of the evaluation.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.    The financial statements are contained on pages F-2 through F-38 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.    Schedule III – Real Estate Assets and Accumulated Depreciation

Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K.

(a)3.    The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)       The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2002:

(i)         On October 1, 2002, the Company filed a Current Report on Form 8-K dated September 16, 2002 reporting the acquisition of the IRS Long Island Buildings and the AmeriCredit Phoenix Property;

(ii)       On October 11, 2002, the Company filed a Current Report on Form 8-K dated September 27, 2002 reporting the acquisitions of the KeyBank Parsippany Building, the Allstate Indianapolis Building, the Federal Express Colorado Springs Building, the EDS Des Moines Building, the Intuit Dallas Building and the Daimler Chrysler Dallas Building;

(iii)      On October 25, 2002, the Company filed Amendment No. 1 to Current Report on Form 8-K/A dated August 14, 2002 providing the required financial statements relating to the acquisition of the Harcourt Austin Building;

(iv)      On December 5, 2002, the Company filed a Current Report on Form 8-K dated November 22, 2002 reporting the first quarter 2003 dividend declaration;

(v)        On December 6, 2002, the Company filed a Current Report on Form 8-K dated November 22, 2002 reporting the acquisitions of the NASA Buildings, the Capital One Richmond Buildings and the Caterpillar Nashville Building; and

(vi)      On January 3, 2003, the Company filed a Current Report on Form 8-K dated December 20, 2002 reporting the acquisition of the Nestle Building.

(c)       The exhibits filed in response to Item 601 of Regulation SK are listed on the Exhibit Index attached hereto.

(d)       See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of March 2003.

Wells Real Estate Investment Trust, Inc. (Registrant)
By:	/s/ LEO F. WELLS, III

Leo F. Wells, III President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ LEO F. WELLS, III	President and Director (Principal Executive Officer)	March 12, 2003

Leo F. Wells, III

/s/ WALTER W. SESSOMS	Director	March 12, 2003

Walter W. Sessoms

/s/ JOHN L. BELL	Director	March 12, 2003

John L. Bell

/s/ MICHAEL R. BUCHANAN	Director	March 12, 2003

Michael R. Buchanan

/s/ RICHARD W. CARPENTER	Director	March 12, 2003

Richard W. Carpenter

/s/ BUD CARTER	Director	March 12, 2003

Bud Carter

/s/ DONALD S. MOSS	Director	March 12, 2003

Donald S. Moss

/s/ NEIL H. STRICKLAND	Director	March 12, 2003

Neil H. Strickland

/s/ WILLIAMS H. KEOGLER, JR.	Director	March 12, 2003

William H. Keogler, Jr.

/s/ DOUGLAS P. WILLIAMS	Executive Vice President (Principal Financial and Accounting Officer)	March 12, 2003

Douglas P. Williams

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.         I have reviewed this annual report on Form 10-K of the Company;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2003	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III, Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.         I have reviewed this annual report on Form 10-K of the Company;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2003	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
2002 FORM 10-K
OF
WELLS REAL ESTATE INVESTMENT TRUST, INC.

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

*10.5

Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated June 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.6

Lease Agreement for the ABB Building dated December 10, 1996 (Exhibit 10(kk) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10.7

Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.8

Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.9

Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(k) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.10

First Amendment to the Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated April 21, 1998 (Exhibit 10.8(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.11

Development Agreement relating to the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(m) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.12

Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(l) to Form S-11 Registration Statement on Form S-11 of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.13

First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.14

Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.15

Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.16

Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated June 8, 1998 (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.17

Restatement of and First Amendment to Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated July 1, 1998 (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.18

Promissory Note for $5,960,000 from the Fremont Joint Venture to NationsBank, N.A. relating to the Fairchild Building dated July 16, 1998 (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.19

Deed of Trust securing the Fairchild Building dated July 16, 1998 between the Fremont Joint Venture and NationsBank, N.A. (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.20

Joint Venture Agreement of Wells/Fremont Associates (the “Fremont Joint Venture”) dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.21

Joint Venture Agreement of Fund X and Fund XI Associates (the “Fund X-XI Joint Venture”) dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.22

Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.23

Lease Agreement for the Fairchild Building dated September 19, 1997 with Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.24

Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated June 12, 1998 (Exhibit 10.21 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.25

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated July 16, 1998 (Exhibit 10.22 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.26

Promissory Note for $4,875,000 from the Cort Joint Venture to NationsBank, N.A. relating to the Cort Furniture Building dated July 30, 1998 (Exhibit 10.23 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.27

Deed of Trust securing the Cort Furniture Building dated July 30, 1998 between the Fremont Joint Venture and NationsBank, N.A. (Exhibit 10.24 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.28

Joint Venture Agreement of Wells/Orange County Associates (the “Cort Joint Venture”) dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.29

Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated July 30, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.30

Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.31

Amended and Restated Purchase Agreement relating to the PWC Building dated December 4, 1998 (Exhibit 10.37 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.32

Assignment and Assumption Agreement relating to the PWC Building dated December 4, 1998 (Exhibit 10.38 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.33

Amended and Restated Loan Agreement dated December 31, 1998 between Wells Operating Partnership, L.P. and SouthTrust Bank, National Association (Exhibit 10.39 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.34

Amended and Restated Promissory Note for $15,500,000 from Carter Sunforest, L.P. to SouthTrust Bank, National Association dated December 31, 1998 (Exhibit 10.40 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.35

Amendment No. 1 to Mortgage and Security Agreement and other Loan Documents securing the PWC Building dated December 31, 1998 between Carter Sunforest, L.P. and SouthTrust Bank, National Association (Exhibit 10.41 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.36

Lease for the PWC Building dated March 30, 1998 with Price Waterhouse LLP (Exhibit 10.42 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.37

Promissory Note for $6,425,000 to Bank of America, N.A. relating to the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.45 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.38

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement securing the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.46 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.39

Build-to-Suit Office Lease Agreement for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.40

Amendment No. 1 to Built-To-Suite Office Lease Agreement for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.47(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.41

Amendment No. 2 to Build-To-Suit Office Lease Agreement for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.47(b) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.42

Build-To-Suit Office Lease Agreement Guaranty Payment and Performance for the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.48 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

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

*10.122	Advisory Agreement dated January 30, 2001 (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

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

*10.154

Agreement for Purchase and Sale of the Windy Point Buildings (Exhibit 10.114 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.155

Lease Agreement with TCI Great Lakes, Inc. for a portion of the Windy Point I Building (Exhibit 10.115 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.156

First Amendment to Office Lease with TCI Great Lakes, Inc. (Exhibit 10.116 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.157

Lease Agreement with The Apollo Group, Inc. for a portion of the Windy Point I Building (Exhibit 10.117 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.158

Lease Agreement with Global Knowledge Network, Inc. for a portion of the Windy Point I Building (Exhibit 10.118 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.159

Lease Agreement with Zurich American Insurance Company for the Windy Point II Building (Exhibit 10.119 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.160

Third Amendment to Office Lease with Zurich American Insurance Company (Exhibit 10.120 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.161	Advisory Agreement dated January 30, 2002 (Exhibit 10.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.162

Lease Agreement with Transocean Deepwater Offshore Drilling, Inc. for a portion of the Transocean Houston Building (Exhibit 10.60 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.163

Lease Agreement with Newpark Drilling Fluids, Inc. for a portion of the Transocean Houston Building (Exhibit 10.61 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.164	Lease Agreement for the Dana Detroit Building (Exhibit 10.62 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.165

Second Amendment to Lease Agreement for the Dana Detroit Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.166	Lease Agreement for the Dana Kalamazoo Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.167

Second Amendment to Lease Agreement for the Dana Kalamazoo Building (Exhibit 10.65 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.168

Purchase and Sale Agreement for the Experian/TRW Buildings (Exhibit 10.66 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.169	Lease Agreement for the Experian/TRW Buildings (Exhibit 10.67 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.170

Lease Amendment to Lease Agreement for the Experian/TRW Buildings (Exhibit 10.68 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.171

Purchase and Sale Agreement and Escrow Instructions for the Agilent Boston Building (Exhibit 10.69 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.172	Lease Agreement for the Agilent Boston Building (Exhibit 10.70 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.173

Purchase and Sale Agreement for the TRW Denver Building (Exhibit 10.71 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.174	Lease Agreement for the TRW Denver Building (Exhibit 10.72 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.175

Purchase and Sale Agreement for the MFS Phoenix Building (Exhibit 10.73 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.176	Lease Agreement for the MFS Phoenix Building (Exhibit 10.74 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.177

Purchase and Sale Agreement for the ISS Atlanta Buildings Exhibit 10.75 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.178	Lease Agreement for the ISS Atlanta Buildings (Exhibit 10.76 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.179

Amendment No. 5 to Lease Agreement for the ISS Atlanta Buildings (Exhibit 10.77 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.180	Ground Lease Agreement for ISS Atlanta Buildings (Exhibit 10.78 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.181

Purchase and Sale Agreement for the Nokia Dallas Buildings (Exhibit 10.79 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.182

Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (Exhibit 10.80 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.183

Amendment to Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (Exhibit 10.81 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.184

Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.185

Amendment to Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.186

Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.187

Amendment to Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.188	Agreement of Sale for the KeyBank Parsippany Building Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.189

Lease Agreement with KeyBank U.S.A., N.A. for a portion of the KeyBank Parsippany Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.190

Lease Agreement with Gemini Technology Services for a portion of the KeyBank Parsippany Building (Exhibit 10.88 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.191

Amendment to Lease Agreement with Gemini Technology Services for a portion of the KeyBank Parsippany Building (Exhibit 10.89 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.192	Purchase and Sale Agreement for NASA Buildings (Exhibit 10.90 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.193

Lease Agreement with the Office of the Comptroller of the Currency and amendments thereto (Exhibit 10.91 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.194

Lease Agreement with the United States of America (NASA) and amendments thereto (Exhibit 10.92 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.195	Agreement of Purchase and Sale for Nestle Building (Exhibit 10.93 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.196

Loan Agreement for $90,000,000 loan assumed with Landesbank Schleswig-Holstein Gironzentrale, Kiel (Exhibit 10.94 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.197	Lease Agreement for Nestle Building (Exhibit 10.95 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.198

Various amendments to Lease Agreement for Nestle Building (Exhibit 10.96 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

99.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Wells Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheet of Wells Real Estate Investment Trust, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a) as of December 31, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Wells Real Estate Investment Trust, Inc. and subsidiary as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements and schedule before the restatement adjustments and disclosures described in Note 2.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Investment Trust, Inc. and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the financial statements of Wells Real Estate Investment Trust, Inc. and subsidiary as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been restated. We audited the adjustments described in Note 2 that were applied to restate the 2001 and 2000 financial statements. Our procedures included (a) agreeing the amounts in the restatement adjustments columns to the corresponding accounts maintained in the underlying records of the Company, and (b) testing the application of the adjustments to the historical amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 2, these financial statements have been revised to include disclosure of the number of weighted average shares outstanding for the years ended December 31, 2001 and 2000 on the consolidated statements of income. Our audit procedures with respect to this disclosure included recalculating the number of weighted average shares outstanding for the years ended December 31, 2001 and 2000 by dividing the net income amount previously reported on the consolidated statements of income in 2001 and 2000 by the earnings per share amount previously reported on the consolidated statements of income in 2001 and 2000. In our opinion, the disclosure of the number of weighted average shares outstanding on the consolidated statements of income for the years ended December 31, 2001 and 2000 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Wells Real Estate Investment Trust, Inc. and subsidiary other than with respect to such restatement adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

As discussed in Note 2, in 2002 the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia January 24, 2003

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the consolidated financial statements of Wells Real Estate Investment Trust, Inc. for the fiscal year ended December 31, 2001 included in the previous year’s Form 10-K. This audit report has not been reissued by Arthur Andersen in connection with the filing of this Form 10-K for the fiscal year ended December 31, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Investment Trust, Inc.:

We have audited the accompanying consolidated balance sheets of WELLS REAL ESTATE INVESTMENT TRUST, INC. (a Maryland corporation) AND SUBSIDIARY as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III—Real Estate Investments and Accumulated Depreciation as of December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia January 25, 2002

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 and 2001
(in thousands, except share amounts)

	2002	2001

ASSETS
REAL ESTATE ASSETS, AT COST:
Land	$279,185	$86,247
Buildings and improvements, less accumulated depreciation of $63,594 and $24,814 at December 31, 2002 and 2001, respectively	1,683,036	472,383
Construction in progress	42,746	5,739

Total real estate assets	2,004,967	564,369

INVESTMENTS IN JOINT VENTURES	83,915	77,410
CASH AND CASH EQUIVALENTS	45,464	75,586
RENT RECEIVABLE	19,321	6,003
DEFERRED PROJECT COSTS	1,494	2,977
DUE FROM AFFILIATES	1,961	1,693
PREPAID EXPENSES AND OTHER ASSETS, NET	4,407	718
DEFERRED LEASE ACQUISITION COSTS, NET	1,638	1,525
INTANGIBLE LEASE ASSET	12,060	—
INVESTMENT IN BONDS	54,500	22,000

Total assets	$2,229,727	$752,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$248,195	$8,124
Obligations under capital leases	54,500	22,000
Intangible lease liability	32,697	—
Accounts payable and accrued expenses	24,580	8,727
Due to affiliate	15,975	2,166
Dividends payable	6,046	1,059
Deferred rental income	11,584	662

Total liabilities	393,577	42,738

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNIT HOLDER IN OPERATING PARTNERSHIP	200	200

SHAREHOLDERS' EQUITY:
Common shares, $.01 par value; 750,000,000 shares authorized, 217,790,874 shares issued, and 215,699,717 shares outstanding at December 31, 2002 and 125,000,000 shares authorized, 83,761,469 shares issued and 83,206,429 shares outstanding at December 31, 2001	2,178	838
Additional paid-in capital	1,929,381	738,236
Cumulative distributions in excess of earnings	(74,310)	(24,181)
Treasury stock, at cost, 2,091,157 shares at December 31, 2002 and 555,040 shares at December 31, 2001	(20,912)	(5,550)
Other comprehensive loss	(387)	—

Total shareholders’ equity	1,835,950	709,343

Total liabilities and shareholders’ equity	$2,229,727	$752,281

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(in thousands, except per share amounts)

	2002	2001	2000

REVENUES:
Rental income	$107,526	$44,204	$20,505
Tenant reimbursements	18,992	6,830	2,318
Equity in income of joint ventures	4,700	3,721	2,294
Lease termination income	1,409	—	—
Interest and other income	7,001	1,521	574

	139,628	56,276	25,691

EXPENSES:
Depreciation	38,780	15,345	7,743
Interest expense	4,638	4,181	4,200
Property operating costs	26,949	10,901	3,206
Management and leasing fees	5,155	2,507	1,310
General and administrative	3,244	1,169	439
Legal and accounting	1,008	449	240

	79,774	34,552	17,138

NET INCOME	$59,854	$21,724	$8,553

EARNINGS PER SHARE:
Basic and diluted	$0.41	$0.43	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	145,633	51,082	21,616

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings		Treasury Stock		Other Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount			Retained Earnings	Shares	Amount

BALANCE, December 31, 1999	13,471	$135	$117,738	$(1,857)	$—	—	$—	$—	$116,016

Issuance of common stock	18,039	180	180,207	—	—	—	—	—	180,387
Treasury stock purchased	—	—	—	—	—	(141)	(1,413)	—	(1,413)
Dividends ($0.73 per share)	—	—	—	(7,276)	(8,553)	—	—	—	(15,829)
Sales commissions and dealer manager fees	—	—	(17,003)	—	—	—	—	—	(17,003)
Other offering costs	—	—	(5,369)	—	—	—	—	—	(5,369)
Net income	—	—	—	—	8,553	—	—	—	8,553

BALANCE, December 31, 2000	31,510	315	275,573	(9,133)	—	(141)	(1,413)	—	265,342

Issuance of common stock	52,251	523	521,994	—	—	—	—	—	522,517
Treasury stock purchased	—	—	—	—	—	(414)	(4,137)	—	(4,137)
Dividends ($0.76 per share)	—	—	—	(15,048)	(21,724)	—	—	—	(36,772)
Sales commissions and dealer manager fees	—	—	(49,246)	—	—	—	—	—	(49,246)
Other offering costs	—	—	(10,085)	—	—	—	—	—	(10,085)
Net income	—	—	—	—	21,724	—	—	—	21,724

BALANCE, December 31, 2001	83,761	838	738,236	(24,181)	—	(555)	(5,550)	—	709,343

Issuance of common stock	134,030	1,340	1,338,953	—	—	—	—	—	1,340,293
Treasury stock purchased	—	—	—	—	—	(1,536)	(15,362)	—	(15,362)
Dividends ($0.76 per share)	—	—	—	(50,129)	(59,854)	—	—	—	(109,983)
Sales commissions and dealer manager fees	—	—	(127,332)	—	—	—	—	—	(127,332)
Other offering costs	—	—	(20,476)	—	—	—	—	—	(20,476)
Components of comprehensive income:
Net income	—	—	—	—	59,854	—	—	—	59,854
Loss on interest rate swap	—	—	—	—	—	—	—	(387)	(387)

Comprehensive income									59,467

BALANCE, December 31, 2002	217,791	$2,178	$1,929,381	$(74,310)	$—	(2,091)	$(20,912)	$(387)	$1,835,950

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(in thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,854	$21,724	$8,553

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(4,700)	(3,721)	(2,294)
Depreciation	38,780	15,345	7,743
Amortization of deferred financing costs	845	770	233
Amortization of deferred lease acquisition costs	303	303	351
Land received in lease termination	(430)	—	—
Write-off of deferred lease acquisition costs	—	62	—
Changes in assets and liabilities:
Rent receivable	(13,318)	(2,222)	(2,458)
Due from affiliates	(185)	11	(436)
Prepaid expenses and other assets, net	(3,248)	3,246	(6,827)
Accounts payable and accrued expenses	15,853	6,561	1,942
Deferred rental income	10,922	280	146
Due to affiliates	(104)	(10)	367

Total adjustments	44,718	20,625	(1,233)

Net cash provided by operating activities	104,572	42,349	7,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(1,308,759)	(227,934)	(231,518)
Contributions to joint ventures	(8,910)	(33,691)	(15,064)
Investment in intangible lease asset	(12,060)	—	—
Deferred project costs paid	(39,797)	(17,220)	(6,264)
Deferred lease acquisition costs paid	(400)	—	—
Distributions received from joint ventures	7,388	4,239	3,529

Net cash used in investing activities	(1,362,538)	(274,606)	(249,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	212,906	110,243	187,633
Repayments of notes payable	(62,835)	(229,782)	(83,899)
Dividends paid to shareholders	(104,996)	(36,737)	(16,971)
Issuance of common stock	1,340,293	522,517	180,387
Treasury stock purchased	(15,362)	(4,137)	(1,413)
Sales commissions and dealer manager fees paid	(127,332)	(49,246)	(17,003)
Other offering costs paid	(13,156)	(9,313)	(5,369)
Deferred financing costs paid	(1,674)	—	—

Net cash provided by financing activities	1,227,844	303,545	243,365

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,122)	71,288	1,368

CASH AND CASH EQUIVALENTS, beginning of year	75,586	4,298	2,930

CASH AND CASH EQUIVALENTS, end of year	$45,464	$75,586	$4,298

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1.         ORGANIZATION

Wells Real Estate Investment Trust, Inc. (the “Company”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”). The Company was incorporated in 1997 and commenced operations on June 5, 1998.

The Company engages in the acquisition and ownership of commercial real estate properties, throughout the United States, including properties which are under construction, are newly constructed or have operating histories. At December 31, 2002, the Company has invested in commercial and industrial real estate assets, either directly or through joint ventures with real estate limited partnership programs sponsored by Wells Capital, Inc. (the “Advisor”) or its affiliates.

Substantially all of the Company's business is conducted through Wells Operating Partnership, L.P., (“Wells OP”), a Delaware limited partnership, and its subsidiaries. Wells OP was formed to acquire, develop, own, lease, and operate real properties on behalf of the Company, either directly, through wholly-owned subsidiaries, or through joint ventures. The Company is the sole general partner in Wells OP and possesses full legal control and authority over the operations of Wells OP. In addition, the Company owns Wells REIT-Independence Square, LLC (“Wells REIT-Independence”), a single member Georgia limited liability company. Wells REIT-Independence was formed for the purpose of acquiring two office buildings located in Washington, D.C. (the “NASA Buildings”). Wells OP, and its subsidiaries, and Wells REIT-Independence comprise the Company’s subsidiaries.

The Company has initiated four offerings of the Company’s stock as follows:

Offering #	Date Commenced	Termination Date	Gross Proceeds	Shares Issued

1	January 30, 1998	December 19, 1999	$ 132.2 million	13.2 million
2	December 20, 1999	December 19, 2000	$ 175.2 million	17.5 million
3	December 20, 2000	July 26, 2002	$ 1,283.0 million	128.3 million
4	July 26, 2002	Offering will terminate on or before July 25, 2004	$ 587.5 million (through December 31, 2002)	58.8 million (through December 31, 2002)
Total as of December 31, 2002			$ 2,177.9 million	217.8 million

After payment of $75.5 million in acquisition and advisory fees and acquisition expenses to the Advisor, payment of $206.4 million in selling commissions, payment of $40.0 million in organization and offering expenses to the Advisor, investment in real estate assets and joint ventures of $1,808.5 million, and common stock redemptions of $20.9 million pursuant to the Company’s share redemption program, the Company was holding net offering proceeds of approximately $26.6 million available for investment in properties at December 31, 2002.

The Company’s stock is not listed on a national exchange. However, the Company’s Articles of Incorporation currently require that, in the event that the Company’s stock is not listed on a national exchange by January 30, 2008, the Company must begin liquidating its investments and distributing the resulting proceeds to the shareholders.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, Wells OP and its subsidiaries, and Wells REIT-Independence. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with the Company. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments in Joint Ventures

The Company and its subsidiaries do not consolidate investments in ventures in which the Company or a subsidiary does not control the venture, including joint ventures requiring consent of both partners for all major decisions, regardless of whether the Company or a subsidiary owns a majority interest in the venture. These investments are accounted for using the equity method of accounting, whereby original investments are recorded at cost, and subsequently adjusted for contributions, distributions, and the investor’s share of income or losses of the joint ventures. Allocations of income and loss and distributions by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners’ respective ownership interests, which approximates economic ownership. Generally, cash distributions are made from the joint ventures to the investor on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest when development of a real estate asset is in progress. Approximately $0.8 million, $0.1 million, and $0.2 million of interest was capitalized for the years ended December 31, 2002, 2001, and 2000, respectively.

The estimated useful lives of the Company’s real estate assets by class are as follows:

Buildings	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant Improvements	Lease term

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Company, its subsidiaries, and any unconsolidated joint ventures to date.

Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations respectively. In the current year, adoption of this standard did not have a significant impact on the Company, as SFAS 144 did not significantly change the measurement criteria for impairment under SFAS 121 and no properties were disposed of in the current year resulting in discontinued operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consists of investments in money market accounts. At December 31, 2002 and 2001, there are no restrictions on the use of the Company’s cash.

Rent Receivable

Receivables are recognized and carried at original amount earned less a provision for any uncollectible amounts, which approximates fair value. An allowance for uncollectible amounts is made when collection of the full amount is no longer probable. Bad debt expense was $0.1 million, $0.0 million, and $0.0 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Deferred Project Costs

The Company pays certain fees to the Advisor with regard to the acquisition of properties which are capitalized to the cost of the properties and depreciated on the same basis and over the respective useful life of the related asset. Deferred project costs represent costs incurred for properties to be acquired.

Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets include deferred financing costs, prepaid property operating expenses, earnest money amounts, and purchase price escrows. Deferred financing costs are capitalized and amortized to interest expense on a straight-line basis over the terms of the related financing arrangement. Accumulated amortization of deferred financing costs totaled $1.2 million and $1.0 million at December 31, 2002 and 2001, respectively.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Deferred Lease Acquisition Costs

Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related lease. Accumulated amortization of deferred lease acquisition costs totaled $0.8 million and $0.5 million at December 31, 2002 and 2001, respectively. The related amortization expense for deferred lease acquisition costs was $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2002, 2001, and 2000, respectively, which is included in management and leasing fees in the consolidated statements of income.

Intangible Lease Asset/Liability

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles”. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles. As part of the acquisition of real estate assets, the Company determines whether an intangible asset or liability related to above or below market leases was acquired as part of the acquisition of the real estate. As a result of adopting the standards, amounts totaling $12.1 million have been recorded as intangible lease assets and $32.7 million have been recorded as intangible lease liabilities, relating to above and below market lease arrangements for properties acquired in 2002. The intangible assets and liabilities are recorded at their estimated fair market values at the date of acquisition, and are amortized over the remaining term of the respective lease to rental income. The weighted average amortization period for the intangible lease assets and liabilities was approximately 10 years and 9 years, respectively. These intangibles will be amortized as follows:

For the year ending December 31:	Intangible Lease Asset (000s)	Intangible Lease Liability (000s)

2003	$1,909	$4,144
2004	1,909	4,144
2005	1,807	4,144
2006	677	3,602
2007	677	2,842
Thereafter	5,081	13,821

	$12,060	$32,697

Investments in Bonds and Obligations Under Capital Leases

As a result of certain purchase transactions, the Company has acquired investments in bonds and certain obligations under capital leases. The Company records the bonds and obligations under capital leases at the amounts the Company expects to pay and receive. Because the Company is obligated to pay the indebtedness evidenced by the bonds, the Company has recorded these obligations as liabilities; however, since the Company is also the owner of the bonds, the bonds are carried on the Company’s books as assets. The related offsetting interest amounts are recorded as interest income and interest expense in the period that the amounts accrue. See Note 5 for a more detailed discussion of the bonds and obligations under capital leases.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Notes Payable

All loans are measured at the stated principal amount, which approximates fair value. Interest is charged to interest expense as it accrues, except for interest qualifying for capitalization relating to properties under development.

Dividends Payable and Distribution Policy

The Company will make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of the Company’s taxable income. The Company intends to make regular quarterly distributions to shareholders. Currently, dividends are declared in advance of the quarter to which they relate based on a daily rate for the upcoming quarter. Thus, shareholders are entitled to receive dividends immediately upon purchase of shares.

Dividends to be distributed to the shareholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for payment of dividends, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order to maintain the Company’s status as a REIT under the Internal Revenue Code.

Offering and Related Costs

Offering costs are charged by the Advisor for costs incurred by the Advisor for raising capital for the Company. Such costs include legal and accounting fees, printing costs, sales, promotional, and other offering costs. Such costs, as well as sales commissions and dealer manager fees associated with the offering of shares, which are currently 7% and 2.5%, respectively, of gross offering proceeds, are accounted for as a reduction of equity.

Treasury Stock

The Company currently has a share redemption plan in place whereby the Company acquires shares from shareholders, subject to certain limitations. The Company accounts for these share repurchases using the treasury stock method.

Revenue Recognition

All leases on real estate assets held by the Company or its subsidiaries are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and therefore contractually earned and billable pursuant to the terms of the underlying lease. Rents paid in advance, which do not qualify for revenue recognition, are deferred to future periods.

Revenues earned relating to lease termination agreements are recognized at the time the tenant loses the right to lease the space and when the Company has earned the right to receive such payments.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Stock-Based Compensation

The Company has adopted the disclosure provisions in Statement of Financial Accounting Standards No. 123 “Accounting and Disclosure for Stock-Based Compensation” (“SFAS 123”). As permitted by the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the related interpretations in accounting for its stock option grants to members of the board of directors, and accordingly, does not recognize compensation cost in the consolidated statements of income but instead provides pro forma disclosure in the notes to the consolidated financial statements. For the years ended December 31, 2002, 2001, and 2000, stock option grants did not have any impact on the consolidated statements of income as the fair value at the date of issue for each grant is estimated at $0.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. Outstanding stock options and warrants have been excluded from the diluted earnings per share calculation as their impact would be anti-dilutive using the treasury stock method, as the exercise price of the options and warrants exceed the stock offering price.

Financial Instruments

The Company considers its cash, accounts receivable, accounts payable, bonds, obligations under capital leases, notes payable, and interest rate swaps to meet the definition of financial instruments. At December 31, 2002 and 2001, the carrying value of the Company’s financial instruments approximated their fair value. Notes payable bear interest based on variable interest rates that periodically adjust to market or are fixed rate debt that is due within twelve months.

Interest Rate Swap Agreements

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by Statement of Financial Accounting Standards No. 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS 133” and Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133 requires recording all derivative instruments as assets or liabilities, measured at fair value in the consolidated balance sheet. The effect of adopting SFAS 133 did not have a material effect on the Company’s consolidated financial statements.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

The Company has entered into certain interest rate swap agreements to minimize the Company’s exposure to increases in interest rates on certain variable interest rate agreements. At the time of entering into the agreement and on an ongoing basis, the Company considers effectiveness of the interest rate swap at hedging the Company’s exposure to interest rate fluctuations. The Company recognizes interest rate swap agreements at fair value at each balance sheet date. If the agreement is deemed to effectively hedge the risk, the corresponding change in value is recorded as an adjustment to other comprehensive income. In the event that the swap is not effective, the corresponding change in fair value of the swap is recorded in the consolidated statements of income. Currently, each interest rate swap agreement entered into by the Company has been deemed effective and therefore reflected as a component of other comprehensive income, with no impact on the consolidated statements of income. The fair value of the swap agreements are included in prepaid and other assets or accounts payable and accrued expenses in the consolidated balance sheets. Net receipts and payments are recognized as adjustments to interest expense.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% (95% in 2000) of the REIT's ordinary taxable income to shareholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to shareholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT and intends to continue to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. No provision for federal income taxes has been made in the accompanying consolidated financial statements, as the Company made distributions in excess of its taxable income in the years ended December 31, 2002, 2001, and 2000.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Restatement Adjustments and Disclosures

The Company and its joint ventures have historically reported property operating costs net of reimbursements from tenants as an expense in its consolidated statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the Company’s properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Company and its joint ventures will now present these reimbursements as revenue and the gross property operating costs as expenses. Consequently, the accompanying consolidated statements of income of the Company for the years ended December 31, 2001 and 2000 have been restated to reflect the effects of this revised presentation.

	2001			2000

	As Previously Reported (000s)	Restatement Adjustments (000s)	As Restated (000s)	As Previously Reported (000s)	Restatement Adjustments (000s)	As Restated (000s)

Revenues:
Rental income	$44,204	$—	$44,204	$20,505	$—	$20,505
Tenant reimbursements	—	6,830	6,830	—	2,318	2,318
Equity in income of joint ventures	3,721	—	3,721	2,294	—	2,294
Take out fee	138	(138)	—	—	—	—
Interest and other income	1,246	275	1,521	574	—	574

	49,309	6,967	56,276	23,373	2,318	25,691

Expenses:
Depreciation	15,345	—	15,345	7,743	—	7,743
Interest expense	3,411	770	4,181	3,967	233	4,200
Amortization of deferred financing costs	770	(770)	—	233	(233)	—
Property operating costs	4,129	6,772	10,901	888	2,318	3,206
Management and leasing fees	2,507	—	2,507	1,310	—	1,310
General and administrative	974	195	1,169	439	—	439
Legal and accounting	449	—	449	240	—	240

	27,585	6,967	34,552	14,820	2,318	17,138

Net income	$21,724	$—	$21,724	$8,553	$—	$8,553

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

In addition, the condensed combined statements of income disclosed in Note 4 have also been restated to reflect the effects of this revised presentation.

Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance will have no impact on the financial position, net income, earnings per share or cash flows of the Company or its joint ventures.

Furthermore, the statements of income for the years ended December 31, 2001 and 2000 have been revised to include disclosure of the weighted average shares outstanding for the years ended December 31, 2001 and 2000.

3.         REAL ESTATE ASSETS

The Company owns 100% interests in the following properties as of December 31, 2002. Operating results of the properties are included in the financial statements of the Company from the date of acquisition.

Property Name	Tenant	Lease Expiration	Property Location	Date Acquired	Purchase Price	Square Feet	Annual Rent

Nestle Los Angeles (1)	Nestle USA, Inc Various other tenants	8/2010	Glendale, CA	12/2002	$157,000,000	505,115	$14,844,799 $ 29,065

Capital One Richmond (2)	Capital One Services, Inc Capital One Services, Inc Capital One Services, Inc.	3/2010 5/2004 2/2010	Glen Allen, VA	11/2002	$ 28,509,000	225,220	$ 786,573 913,076 940,249

Caterpillar Nashville	Caterpillar Financial Services Corporation Thoughtworks, Inc Highwoods Properties, Inc	2/2015 5/2005 9/2005	Nashville, TN	11/2002	$ 61,525,000	312,297	$ 7,384,111 $ 162,944 $ 129,946

NASA	National Aeronautics and Space Administration	7/2012	Washington, D.C.	11/2002	$345,000,000	948,800	$21,534,124
	Office of the Comptroller of the Currency	5/2006					$12,159,948

Daimler Chrysler Dallas	Daimler Chrysler Services North America LLC	12/2011	Westlake, TX	9/2002	$ 25,100,000	130,290	$ 2,389,517

Allstate Indianapolis	Allstate Insurance Company Holladay Property Services Midwest, Inc.	8/2012 9/2006	Indianapolis, IN	9/2002	$ 10,900,000	84,200 5,756	$ 1,246,164 $ 74,832

Intuit Dallas	Lacerte Software Corporation	6/2011	Plano, TX	9/2002	$ 26,500,000	166,238	$ 2,461,985

EDS Des Moines	EDS Information Services LLC	4/2012	Des Moines, IA	9/2002	$ 26,500,000	405,000	$ 2,389,500

Federal Express Colorado Springs	Federal Express Corporation	10/2016	Colorado Springs, CO	9/2002	$ 26,000,000	155,808	$ 2,248,309

KeyBank Parsippany	KeyBank U.S.A., N.A. Gemini Technology Services	2/2016 12/2013	Parsippany, NJ	9/2002	$101,350,000	200,000 204,515	$ 3,800,000 $ 5,726,420

IRS Long Island (3)	IRS Collection IRS Compliance IRS Daycare Facility	8/2005 12/2011 9/2004	Holtsville, NY	9/2002	$ 50,975,000	128,000 50,949 12,100	$ 5,029,380 $ 1,663,200 $ 486,799

AmeriCredit Phoenix (4) (5)	AmeriCredit Financial Services, Inc.	12/2013	Chandler, AZ	8/2002	$ 24,700,000	153,494	$ 1,609,315

Harcourt Austin	Harcourt, Inc.	6/2016	Austin, TX	8/2002	$ 39,000,000	195,230	$ 3,353,040

Nokia Dallas	Nokia, Inc. Nokia, Inc. Nokia, Inc.	7/2009 12/2010 7/2009	Irving, TX	8/2002	$119,550,000	228,678 223,470 152,086	$ 4,413,485 $ 4,547,614 $ 3,024,990

Kraft Atlanta	Kraft Foods North America, Inc. Perkin Elmer Instruments, LLC	1/2012 11/2016	Suwanee, GA	8/2002	$ 11,625,000	73,264 13,955	$ 945,106 $ 198,580

BMG Greenville (1)	BMG Direct Marketing, Inc. BMG Music	12/2010 12/2009	Duncan, SC	7/2002	$ 26,900,000	473,398 313,380	$ 1,394,156 $ 763,600

Kerr-McGee (1) (4) (5)	Kerr-McGee Oil & Gas Corporation	8/2014	Houston, TX	7/2002	$ 15,760,000	100,000	$ 1,655,000

PacifiCare San Antonio	PacifiCare Health Systems, Inc.	11/2010	San Antonio, TX	7/2002	$ 14,650,000	142,500	$ 1,471,700

ISS Atlanta (6)	Internet Security Systems, Inc.	5/2013	Atlanta, GA	7/2002	$ 40,500,000	238,600	$ 4,055,985

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Property Name	Tenant	Lease Expiration	Property Location	Date Acquired	Purchase Price	Square Feet	Annual Rent

MFS Phoenix	Massachusetts Financial Services Company	7/2011	Phoenix, AZ	6/2002	$25,800,000	148,605	$2,347,959

TRW Denver	TRW, Inc.	9/2007	Aurora, CO	5/2002	$21,060,000	108,240	$2,871,069

Agilent Boston (7)	Agilent Technologies, Inc.	9/2011	Boxborough, MA	5/2002	$31,742,274	174,585	$3,578,993

Experian/TRW	Experian Information Solutions, Inc.	10/2010	Allen, TX	5/2002	$35,150,000	292,700	$3,701,918

BellSouth Ft. Lauderdale (8)	BellSouth Advertising and Publishing Corporation	7/2008	Ft. Lauderdale, FL	4/2002	$ 6,850,000	47,400	$ 765,519

Agilent Atlanta (1)	Agilent Technologies, Inc. Koninklijke Philips Electronics N.V.	9/2011 9/2011	Alpharetta, GA	4/2002	$15,100,000	66,811 34,396	$1,368,289 $ 704,430

Travelers Express Denver	Travelers Express Company, Inc.	3/2012	Lakewood, CO	4/2002	$10,395,845	68,165	$1,012,250

Dana Kalamazoo (9)	Dana Corporation	10/2021	Kalamazoo, MI	3/2002	$41,950,000	147,004	$1,842,800

Dana Detroit (9)	Dana Corporation	10/2021	Farmington Hills, MI	3/2002	$41,950,000	112,480	$2,330,600

Novartis Atlanta (1)	Novartis Opthalmics, Inc.	7/2011	Duluth, GA	3/2002	$15,000,000	100,087	$1,454,765

Transocean Houston	Transocean Deepwater Offshore Drilling, Inc. Newpark Drilling Fluids, Inc.	3/2011 10/2009	Houston, TX	3/2002	$22,000,000	103,260 52,731	$2,103,285 $1,153,227

Vertex Sarasota (formerly, Arthur Andersen)(10)	Vertex Tax Technology	10/2009	Sarasota, FL	1/2002	$21,400,000	157,700	$ 621,257

Windy Point I (11)	TCI Great Lakes, Inc. The Apollo Group, Inc. Global Knowledge Network Various other tenants	11/2009 7/2009 4/2010 Various	Schaumburg, IL	12/2001	$32,225,000	129,157 28,322 22,028 8,884	$2,128,503 $ 477,226 $ 393,776 $ 141,010

Windy Point II (11)	Zurich American Insurance	8/2011	Schaumburg, IL	12/2001	$57,050,000	300,034	$5,244,594

Convergys	Convergys Customer Management Group, Inc.	9/2011	Tamarac, FL	12/2001	$13,255,000	100,000	$1,279,397

Lucent	Lucent Technologies, Inc.	9/2011	Cary, NC	9/2001	$17,650,000	120,000	$1,854,000

Ingram Micro (6)	Ingram Micro, L.P.	9/2011	Millington, TN	9/2001	$21,050,000	701,819	$2,035,275

Nissan (1) (4) (5)	Nissan Motor Acceptance Corporation	3/2013	Irving, TX	9/2001	$42,259,000	268,290	$4,225,860

IKON	IKON Office Solutions, Inc.	4/2010	Houston, TX	9/2001	$20,650,000	157,790	$2,015,767

State Street	SSB Realty, LLC	3/2011	Quincy, MA	7/2001	$49,563,000	234,668	$6,922,706

Metris Minnesota (1)	Metris Direct, Inc.	12/2011	Minnetonka, MN	12/2000	$52,800,000	300,633	$4,960,445

Stone & Webster	Stone & Webster, Inc. SYSCO Corporation	12/2010 9/2008	Houston, TX	12/2000	$44,970,000	206,048 106,516	$4,533,056 $2,130,320

Motorola Plainfield(1)	Motorola, Inc.	10/2010	S. Plainfield, NJ	11/2000	$33,648,156	236,710	$3,324,428

Delphi (1)	Delphi Automotive Systems, LLC	4/2007	Troy, MI	6/2000	$19,800,000	107,193	$ 1,955,520

Avnet(1) (8)	Avnet, Inc.	4/2010	Tempe, AZ	6/2000	$13,250,000	132,070	$ 1,516,164

Motorola Tempe (8)	Motorola, Inc.	8/2005	Tempe, AZ	3/2000	$16,000,000	133,225	$ 2,054,329

ASML(1) (8)	ASM Lithography, Inc.	6/2013	Tempe, AZ	3/2000	$17,355,000	95,133	$ 1,927,788

Dial (1)	Dial Corporation	8/2008	Scottsdale, AZ	3/2000	$14,250,000	129,689	$ 1,387,672

Metris Tulsa	Metris Direct, Inc.	1/2010	Tulsa, OK	2/2000	$12,700,000	101,100	$ 1,187,925

Cinemark (1)	Cinemark USA, Inc. The Coca-Cola Company	12/2009 11/2006	Plano, TX	12/1999	$21,800,000	65,521 52,587	$ 1,366,491 $ 1,406,268

Videojet Technologies Chicago (1)	Videojet Technologies, Inc.	11/2011	Wood Dale, IL	9/1999	$32,630,940	250,354	$3,376,743

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Property Name	Tenant	Lease Expiration	Property Location	Date Acquired	Purchase Price	Square Feet	Annual Rent

Alstom Power Richmond (4) (1)	Alstom Power, Inc.	7/2007	Midlothian, VA	7/1999	$11,400,000	99,057	$1,244,501

Matsushita (4) (1)	Matsushita Avionics Systems Corporation	1/2007	Lake Forest, CA	3/1999	$18,431,206	144,906	$1,998,768

AT&T Pennsylvania (1)	Pennsylvania Cellular Telephone Corp.	11/2008	Harrisburg, PA	2/1999	$12,291,200	81,859	$1,468,529

Eisenhower Boulevard (formerly, PwC) (1)	IBM (formerly, PricewaterhouseCoopers, LLP)	12/2008	Tampa, FL	12/1998	$21,127,854	130,091	$2,093,382

(1)	Property is security for a debt facility.
(2)	The previous owner has provided a guarantee of the Capital One leases for a specified period subsequent to the acquisition of the buildings, whereby the previous owner agrees to pay any rental shortfall, but also has the right to repurchase one of the buildings under certain terms.
(3)	Excludes space subject to earn-out agreement.
(4)	Includes the actual costs incurred or estimate to be incurred by Company to develop and construct the building in addition to the purchase price of the land.
(5)	The related lease agreement and annual rent for the Americredit Phoenix, Kerr McGee and Nissan Properties do not take effect until construction of the building is completed and the tenant is occupying the building.
(6)	Property is subject to capital lease obligation.
(7)	In connection with the acquisition of the property, the Company assumed the obligation as landlord to provide the tenant $3.4 million for tenant improvements, of which $1.1 million had not been incurred at December 31, 2002.
(8)	Property is subject to operating ground lease obligation.
(9)	Dana Kalamazoo and Dana Detroit were purchased for an aggregate purchase price of $41,950,000.
(10)	At December 31, 2002, 111,000 square feet, or approximately 70%, of the property was vacant and unleased as a result of the Company negotiating a lease termination agreement with the former tenant whereby the Company received approximately $1.0 million in cash and a 1.3 acre tract of land adjacent to the property which is used for parking.
(11)	Windy Point I and Windy Point II were purchased for an aggregate purchase price of $89,275,000.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

4.         INVESTMENTS IN JOINT VENTURES

At December 31, 2002, the Company, through its ownership in Wells OP, owns interests in certain properties through joint ventures with affiliates as outlined below:

Joint Venture	Joint Venture Partners	Ownership Percentage	Properties Held by Joint Venture

Fund XIII-REIT Joint Venture	Wells OP Wells Real Estate Fund XIII, L.P.	61%	AmeriCredit Building ADIC Buildings John Wiley Building

Fund XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XII, LP	55%	Siemens Building AT&T Oklahoma Buildings Comdata Building

Fund XI-XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XI, L.P Wells Real Estate Fund XII, LP	57%	EYBL CarTex Building Sprint Building Johnson Matthey Building Gartner Building

Fund IX-X-XI-REIT Joint Venture	Wells OP Wells Real Estate Fund IX, LP Wells Real Estate Fund X, LP Wells Real Estate Fund XI, LP	4%	Alstom Power Knoxville Building Ohmeda Building Interlocken Building Avaya Building Iomega Building

Wells/Freemont Associates Joint Venture (the “Freemont Joint Venture”)	Wells OP Fund X-XI Joint Venture	78%	Fairchild Building

Wells/Orange County Associates Joint Venture (the “Orange County Joint Venture”)	Wells OP Fund X-XI Joint Venture	44%	Cort Building

Fund VIII-IX-REIT Joint Venture	Wells OP Fund VIII-IX Joint Venture	16%	Quest Building

Details of the properties owned by the Company through Wells OP’s joint venture investments are as follows.

Property Name	Tenant	Lease Expiration	Property Location	Date Acquired	Purchase Price	Square Feet	Annual Rent

John Wiley Indianapolis (1)	John Wiley & Sons, Inc. United Student Aid Funds, Inc. Robert Half International, Inc.	10/2009 7/2005 4/2005	Fishers, IN	12/2002	$17,450,000	141,047	$1,940,892 $ 223,401 $ 55,500
ADIC (1)	Advanced Digital Information Corporation	10/2011	Parker, CO	12/2001	$12,954,213	148,204	$1,247,137
AmeriCredit (1)	AmeriCredit Financial Services Corporation	6/2011	Orange Park, FL	7/2001	$12,500,000	85,000	$1,336,200
Comdata (1)	Comdata Network, Inc.	5/2016	Brentwood, TN	5/2001	$24,950,000	201,237	$2,458,638
AT&T Oklahoma (1)	AT&T Corp. Jordan Associates, Inc.	8/2010 12/2008	Oklahoma City, OK	12/2000	$15,300,000	103,500 25,000	$1,242,000 $ 294,504
Quest (1)	Quest Software, Inc.	1/2004	Irvine, CA	7/2000	$ 7,193,000	65,006	$1,287,119
Siemens (1)	Siemens Automotive Corp.	8/2010	Troy, MI	5/2000	$14,265,000	77,054	$1,374,643
Gartner (1)	The Gartner Group, Inc.	1/2008	Ft. Myers, FL	9/1999	$ 8,320,000	62,400	$ 830,656
Johnson Matthey (1)	Johnson Matthey, Inc.	6/2007	Wayne, PA	8/1999	$ 8,000,000	130,000	$ 854,750

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Property Name	Tenant	Lease Expiration	Property Location	Date Acquired	Purchase Price	Square Feet	Annual Rent

Sprint (1)	Sprint Communications Company, LP	5/2007	Leawood, KS	7/1999	$ 9,500,000	68,900	$1,102,400
EYBL CarTex (2)	EYBL CarTex, Inc.	—	Fountain Inn, SC	5/1999	$ 5,085,000	169,510	—
Cort Furniture (1)	Cort Furniture Rental Corporation	10/2003	Fountain Valley, CA	7/1998	$ 6,400,000	52,000	$ 834,888
Fairchild (1)	Fairchild Technologies USA, Inc.	11/2004	Fremont, CA	7/1998	$ 8,900,000	58,424	$ 945,564
Avaya (1)	Avaya, Inc.	1/2008	Oklahoma City, OK	6/1998	$ 5,504,276	57,186	$ 536,977
Iomega (1)	Iomega Corporation	4/2009	Ogden, UT	7/1998	$ 5,025,000	108,250	$ 539,958
Interlocken (3)	GAIAM, Inc. ODs Technologies, LP Infocenter	5/2005 9/2003 5/2005	Broomfield, CO	3/1998	$ 8,275,000	51,975	$ 574,464 $ 205,835 $ 69,840
Ohmeda (1)	Ohmeda, Inc.	1/2005	Louisville, CO	2/1998	$10,325,000	106,750	$1,004,517
Alstom Power Knoxville (1)	Alstom Power, Inc.	11/2007	Knoxville, TN	3/1997	$ 7,900,000	84,404	$1,059,522

   (1)   Property is 100% leased as of December 31, 2002.

   (2)   The tenant vacated the space in November 2002 and filed for corporate dissolution in December 2002.

   (3)   Property is 75% leased as of December 31, 2002.

The investment objectives of each joint venture in which Wells OP is a partner are consistent with those of the Company. Wells OP is acting as the initial administrative venturer, as defined in the respective joint venture agreements, of each of the joint ventures included above, and as such, is responsible for establishing policies and operating procedures with respect to the business and affairs of each of these joint ventures. However, approval of the other joint venturers is required for any major decision or any action that materially affects these joint ventures or their real property investments.

Wells OP’s investment balance and percentage ownership in joint ventures at December 31, 2002 and 2001 are summarized as follows:

	2002		2001

	Amount (000s)	Percent	Amount (000s)	Percent

Fund VIII, IX, and REIT Joint Venture	$ 1,089	16%	$ 1,189	16%
Fund IX, X, XI, and REIT Joint Venture	1,246	4	1,290	4
Wells/Orange County Associates	2,641	44	2,740	44
Wells/Fremont Associates	6,340	78	6,576	78
Fund XI, XII, and REIT Joint Venture	16,361	57	17,188	57
Fund XII and REIT Joint Venture	29,343	55	30,300	55
Fund XIII and REIT Joint Venture	26,895	61	18,127	68

	$83,915		$77,410

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

The following is a reconciliation of Wells OP's investment in joint ventures for the years ended December 31, 2002 and 2001:

	2002 (000s)	2001 (000s)

Investment in joint ventures, beginning of year	$77,410	$44,236
Equity in income of joint ventures	4,700	3,721
Contributions to joint ventures	9,275	35,086
Distributions from joint ventures	(7,470)	(5,633)

Investment in joint ventures, end of year	$83,915	$77,410

Condensed combined financial information for all joint ventures as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000 is as follows:

Condensed Combined Balance Sheets

	2002 (000s)	2001 (000s)

Assets:
Real estate assets	$178,637	$166,507
Cash	4,780	4,827
Accounts receivable	2,073	2,139
Other assets	556	692

Total adjustments	$186,046	$174,165

Liabilities and partners’ equity
Accounts payable and accrued expenses	1,071	1,152
Distributions payable	3,777	3,968

Total liabilities	4,848	5,120

Partners’ equity	181,198	169,045

Total liabilities and partners’ equity	$186,046	$174,165

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Condensed Combined Statements of Income

	2002 (000s)	2001 (000s)		2000 (000s)

Revenues:
Rental income	$ 19,167	$ 15,931		$ 10,895
Tenant reimbursements(1)	1,849	2,251	(1)	1,768	(1)
Other income	46	105		79

Total revenues	21,062	18,287		12,742

Expenses:
Depreciation	6,470	5,516		3,489
Operating expenses(1)	2,898	2,399	(1)	1,774	(1)
Management and leasing fees	1,123	978		675

Total expenses	10,491	8,893		5,938

Net Income	$ 10,571	$ 9,394		$ 6,804

(1)	Amounts have been restated to reflect tenant reimbursements of $2,251,000 in 2001, and $1,768,000 in 2000 as revenue and gross operating costs as expenses as described in the Restatement Adjustments and Disclosures section of Note 2.

The Company has historically presented the condensed balance sheets, statements of income, statements of partners’ capital, and statements of cash flows for each joint venture investment in the notes to the consolidated financial statements, although such disclosure is not required. In prior years, the joint venture investments had a more significant impact on the financial position and results of operations of the Company. However, with the continued acquisition of properties in the current year, the significance of the joint venture investments has been diluted. Management has determined that inclusion of the information presented in prior years is unnecessary due to the insignificance of the joint ventures as a percentage of total assets and net income.

5.         INVESTMENTS IN BONDS AND OBLIGATIONS UNDER CAPITAL LEASES

In connection with the purchase of a ground leasehold interest in the Ingram Micro Distribution Facility pursuant to a Bond Real Property Lease dated December 20, 1995 (the “Ingram Bond Lease”), Wells OP acquired an Industrial Development Revenue Note (the “Ingram Bond”) dated December 20, 1995 in the principal amount of $22 million. As part of the same transaction, Wells OP also acquired a Fee Construction Mortgage Deed of Trust Assignment of Rents and Leases (the “Ingram Bond Deed of Trust”), also dated December 20, 1995, which was executed by the Industrial Development Board in order to secure the Ingram Bond. The Ingram Bond Lease expires on December 31, 2026. Beginning in 2006, the Company has the option to purchase the land underlying the Ingram Micro Distribution Facility for $100 plus satisfaction of the indebtedness.

As part of the transaction to acquire a ground leasehold interest in the ISS Atlanta Buildings, Wells OP was assigned Development Authority of Fulton County Taxable Revenue Bonds totaling $32.5 million, which were originally issued in connection with the development of the ISS Atlanta Buildings (the “ISS Bonds”). The ISS Bonds entitle Wells OP to certain property tax abatement benefits. Upon payment of the outstanding balance on the ISS Bonds, on or before the expiration of the ground lease on December 1, 2015, fee title interest to the underlying land will be transferred to Wells OP.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

The net carrying value of the ISS Atlanta Buildings and Ingram Micro Building is $62.4 million at December 31, 2002. Depreciation of the assets under capital leases is included with depreciation expense in the consolidated statements of income.

6.         BORROWINGS

The Company has financed its investments, acquisitions, and developments through various lenders as described below. On December 31, 2002 and 2001, the Company had the following amounts outstanding:

Facility	2002 (000s)	2001 (000s)

$110 million Bank of America Line of Credit, accruing interest at LIBOR plus 175 basis points (3.31% at December 31, 2002), requiring interest payments monthly with principal due at maturity (May 11, 2004), collateralized by the Videojet Technologies Chicago Building, the AT&T Pennsylvania Building, the Matsushita Building, the Metris Minnesota Building, the Motorola Plainfield Building, and the Delphi Building	$58,000	$—

$98.138 million SouthTrust Bank Line of Credit, accruing interest at LIBOR plus 175 basis points (3.31% at December 31, 2002), requiring interest payments monthly and principal due at maturity (June 10, 2003); collateralized by the Novartis Building, the Cinemark Building, the Dial Building, the ASML Building, the Alstom Power Richmond Building, the Avnet Building, the Agilent Atlanta Building, and the Eisenhower Boulevard Building (formerly the PWC Building)	61,399	7,655

$90 million note payable to Landesbank Schleswig-Hostein Gironzentrale, Kiel, accruing interest at LIBOR plus 115 basis points, currently locked at 2.53% through July 2, 2003 (2.53% at December 31, 2002), requiring interest payments monthly, with principal due at maturity (December 20, 2006), collateralized by the Nestle Building	90,000	—

$34.2 million construction loan payable to Bank of America, accruing interest LIBOR plus 200 basis points (3.57% at December 31, 2002), requiring interest payments monthly and principal due at maturity (July 30, 2003), collateralized by the Nissan Property (1)	23,149	469

$13.7 million construction loan payable to Bank of America, accruing interest at LIBOR plus 200 basis points (3.57% at December 31, 2002), requiring interest payments monthly, with principal due at maturity (January 29, 2004), collateralized by the Kerr-McGee Property (1)	4,038	—

$8.8 million note payable to Prudential, accruing interest at 8%, requiring interest and principal payments monthly with any unamortized principal due at maturity (December 15, 2003), collateralized by the BMG Buildings	8,709	—

$2.9 million note payable to Prudential, accruing interest at 8.5%, requiring interest payments monthly with principal due at maturity (December 15, 2003), collateralized by the BMG Buildings	2,900	—

Total borrowings	$248,195	$8,124

   (1)   The Company has entered into an interest rate swap for this construction loan. Refer to Note 7 for details of the interest rate swap agreements.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

The Company’s weighted average interest rate at December 31, 2002 for the aforementioned borrowings was approximately 3.3%. Cash paid for interest, including amounts capitalized was $4.2 million for the year ended December 31, 2002.

The following table summarizes the scheduled aggregate principal repayments, for the five years subsequent to December 31, 2002:

For the year ending December 31:	Amount (000s)

2003	$96,157
2004	62,038
2005	—
2006	90,000
2007	—
Thereafter	—

Total	$248,195

The debt agreements contain requirements with regard to certain operating and financial covenants, including, but not limited to, maintaining insurance on the properties, distribution limits, and other financial ratios. For the year ended December 31, 2002, the Company was in violation of a debt covenant which limits the amount of the Company’s dividend payments to the Company’s funds from operations for the period. The lender provided a waiver for this violation for the year ended December 31, 2002. The Company’s compliance with this covenant in periods subsequent to December 31, 2002 will be dependent upon the future operations and dividends of the Company. Management projects that distributions will not exceed funds from operations for the year ended December 31, 2003.

7.         INTEREST RATE SWAP AGREEMENTS

The Company has entered into interest rate swap agreements with Bank of America in order to hedge its interest rate exposure on the Bank of America construction loans for the Nissan Property (the Nissan Loan) and the Kerr McGee Property (the Kerr McGee Loan). The interest rate swap agreements involve the exchange of amounts based on a fixed interest rate for amounts based on a variable interest rate over the life of the loan agreement without an exchange of the notional amount upon which the payments are based. The notional amount of both interest rate swaps is the balance outstanding on the construction loan on the payment date.

The interest rate swap for the Nissan Loan became effective January 15, 2002 and terminates on June 15, 2003. The Company, as the fixed rate payer, has an interest rate of 3.9%, plus 200 basis points. Bank of America, the variable rate payer, pays at a rate equal to U.S. dollar LIBOR on the payment date. The result is an effective interest rate of 5.9% on the Nissan Loan.

The interest rate swap for the Kerr McGee Loan became effective September 15, 2002 and terminates on July 15, 2003. The Company as the fixed rate payer has an interest rate of 2.27%, plus 200 basis points. Bank of America, the variable rate payer, pays at a rate equal to U.S. dollar LIBOR on the payment date. The result is an effective interest rate of 4.27% on the Kerr McGee Loan.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

For the year ended December 31, 2002, the Company made interest payments totaling approximately $0.2 million under the terms of the interest rate swap agreements. At December 31, 2002, the combined estimated fair value of the interest rate swaps for the Nissan Loan and the Kerr McGee Loan was approximately $(0.4 million).

8.         COMMITMENTS AND CONTINGENCIES

Take Out Purchase and Escrow Agreement

The Advisor and it’s affiliates have developed a program (the “Wells Section 1031 Program”) involving the acquisition by a subsidiary of Wells Management Company (“Wells Exchange”) of income-producing commercial properties and the formation of a series of single member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties to be owned in co-tenancy arrangements with persons (“1031 Participants”) who are seeking to invest the proceeds from a sale of real estate held for investment in another real estate investment for purposes of qualifying for like-kind exchange treatment under Section 1031 of the Code. The acquisition of each of the properties acquired by Wells Exchange will be financed by a combination of permanent first mortgage financing and interim loan financing obtained from institutional lenders.

Following the acquisition of each property, Wells Exchange will attempt to sell co-tenancy interests to 1031 Participants, the proceeds of which will be used to repay a prorata portion of the interim financing. In consideration for the payment of a take out fee to Wells OP, and following approval of the potential property acquisition by the Company’s board of directors, it is anticipated that Wells OP will enter into a take out purchase and escrow agreement or similar contract providing that, in the event that Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, Wells OP will purchase, at Wells Exchange’s cost, any co-tenancy interests remaining unsold at the end of the offering period.

Ford Motor Credit Transaction

As a part of the initial transaction in the Wells Section 1031 Program, and in consideration for the payment of a take out fee in the amount of $0.1 million to the Company, Wells OP entered into a take out purchase and escrow agreement dated April 16, 2001. However, Wells OP was not required to satisfy any of the requirements under the agreement as all co-tenancy interests were sold prior to the extended deadline. The pay off of the loan on April 12, 2002 by Wells Exchange-Federal Drive-Colorado Springs, LLC triggered the release of Wells OP from its prior obligations under the take out agreement. The $0.1 million take out fee was recognized as income in 2001.

Meadow Brook Corporate Park Transaction

The second transaction in the Section 1031 Exchange Program involves the acquisition by Wells Exchange-Meadow Brook Park, Birmingham, LLC (“Wells Exchange-Meadow Brook Park”), a wholly owned subsidiary of Wells Management Company, and resale of co-tenancy interests in two single tenant office buildings each containing approximately 98,216 rentable square feet located in Birmingham, Alabama (“Meadow Brook Corporate Park”) currently under lease agreements with Allstate Insurance Company and Computer Sciences Corporation. Wells Exchange-Meadow Brook Park is currently engaged in the offer and sale of co-tenancy interests in the Meadow Brook Corporate Park to 1031 Participants.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

In consideration for the payment of a take out fee in the amount of $0.2 million, which was recognized as income in the year ended December 31, 2002, Wells OP entered into a take out purchase and escrow Agreement relating to the Meadow Brook Corporate Park. Pursuant to the terms of the take out purchase and escrow agreement, Wells OP is obligated to acquire, at Wells Exchange-Meadow Brook Park’s cost ($0.4 million in cash for each 2.9994% co-tenancy interest), any co-tenancy interests in the Meadow Brook Corporate Park that remain unsold on September 30, 2003.

The obligation of Wells OP under the Take Out Purchase and Escrow Agreement relating to Meadow Brook Corporate Park is secured by a line of credit with Bank of America, N.A. (BOA). If, for any reason, Wells OP fails to acquire any of the co-tenancy interests in the Meadow Brook Corporate Park which remain unsold as of September 30, 2003, or if there is otherwise an uncured default under the interim loan, BOA is authorized to draw down on Wells OP’s line of credit in the amount necessary to pay the outstanding balance of the interim loan in full, in which event the appropriate amount of unsold co-tenancy interests in the Meadow Brook Corporate Park would be deeded to Wells OP. Wells OP’s maximum economic exposure in the transaction is $14 million, in which event Wells OP would acquire the Meadow Brook Corporate Park for $14 million in cash plus assumption of the first mortgage financing in the amount of $13.9 million. If Wells Exchange-Meadow Brook Park successfully sells 100% of the co-tenancy interests to 1031 participants, Wells OP will not acquire any interest in the Meadow Brook Corporate Park. If some, but not all, of the co-tenancy interests are sold by Wells Exchange-Meadow Brook Park, Wells OP’s exposure would be less, and it would end up owning an interest in the property in co-tenancy with 1031 Participants who had previously acquired co-tenancy interests in the Meadow Brook Corporate Park from Wells Exchange-Meadow Brook Park.

Letters of Credit

At December 31, 2002, Wells OP had three unused letters of credit totaling approximately $19.7 million outstanding from financial institutions, consisting of letters of credit of approximately $14.5 million; $4.8 million; and $0.4 million with expiration dates of February 28, 2004; August 12, 2003; and February 2, 2004; respectively. These amounts are not recorded in the accompanying consolidated balance sheet as of December 31, 2002. These letters of credit were required by three unrelated parties to ensure completion of the Company’s obligations under certain earn-out and construction agreements. Management does not anticipate a need to draw on these letters of credit.

Properties Under Contract

At December 31, 2002, the Company has a contract to acquire a third building at the Company’s ISS Atlanta Buildings development upon completion of construction for a fixed purchase price of $10.0 million. The property is currently under construction, with an expected completion date in June 2003.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, the Company may be obligated to expend certain amounts of capital to expand an existing property, construct on adjacent property, or provide other expenditures for the benefit of the tenant, which would then be leased to the tenant upon completion, in favor of additional rental revenue. No such options have been exercised by tenants.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Properties Under Construction

Wells OP has entered into an agreement with an independent third-party general contractor for the purpose of designing and constructing a three-story office building containing 268,290 rentable square feet on the Nissan Property. The construction agreement provides that Wells OP will pay the contractor a fee of $25.3 million for the design and construction of the building, plus $5.6 million for acquisition of the land. Construction commenced in January 2002 and the building was completed in February 2003. Construction was funded through a construction loan with Bank of America (see Note 6). As of December 31, 2002, approximately $25.7 million of costs had been incurred to construct the property, with minimal additional costs incurred subsequently to complete the building.

Wells OP has entered into an agreement with an independent third-party general contractor for the purpose of developing, designing, and constructing the Kerr-McGee Building. The building’s completion is projected for July 2003. Construction is being funded through the construction loan with Bank of America (see Note 6). The total anticipated aggregate of all costs and expenses to be incurred by Wells OP with respect to the acquisition of the Kerr-McGee Property and the planning design, development, construction, and completion of the Kerr-McGee Building will total approximately $15.8, plus $2.1 million for acquisition of the land. At December 31, 2002, $5.4 million had been incurred.

Wells OP has entered into an agreement with an independent third-party general contractor for the purpose of designing and constructing the Americredit Phoenix Building. Construction commenced in September 2002 with budgeted costs of $24.7 million with scheduled completion in May 2003. The cost of the underlying land was $2.7 million. Construction is being funded through the use of investor proceeds. As of December 31, 2002, approximately $6.3 million of costs had been incurred to construct the property, with an additional $15.7 million of additional costs anticipated to compete the building.

Earn-out Agreements

As part of the acquisition of the IRS Building, the Company entered into an agreement whereby the Company is obligated to pay the seller an additional $14.5 million if the Company or the seller locates a suitable tenant and leases the vacant space of the building within 18 months after the date of acquisition of the property, or March 2004. If the space is not leased by within this time, the Company is released from any obligation to pay this additional purchase consideration. The 26% of the building that was unleased at the time of acquisition remains unleased at December 31, 2002.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Leasehold Property Obligations

The ASML, Motorola Tempe, Avnet, and Bellsouth Ft. Lauderdale Buildings are subject to certain ground leases with expiration dates of 2082, 2082, 2083, and 2049, respectively. Required payments, under the terms of the leases are as follows at December 31, 2002, in thousands:

Amount (000s)

2003	$726
2004	726
2005	726
2006	726
2007	726
Thereafter	92,366

Total	$95,996

Ground rent expense for the years ended December 31, 2002, 2001, and 2000 was approximately $0.7 million, $0.7 million, and $0.5 million, respectively. The net book value of the related land improvements subject to operating leases is $50.3 million at December 31, 2002.

Pending Litigation

In the normal course of business, the Company and its subsidiaries may become subject to litigation or claims. In November 2002, Shoreview Associates LLC (“Shoreview”), the owner of an office building located in Ramsey County, Minnesota that Wells OP had contracted to purchase, filed a lawsuit against Wells OP in state court in Minnesota alleging that Shoreview was entitled to the $750,000 in earnest money that Wells OP had deposited under the contract. Wells OP has filed a counterclaim in the case asserting that it is entitled to the $750,000 earnest money deposit. Procedurally, Wells OP had the case transferred to U.S. District Court in Minnesota, and Shoreview has moved to transfer the case back to state court. The dispute currently remains in litigation. After consultation with legal counsel, management does not believe that a reserve for a loss contingency is necessary.

9.         SHAREHOLDERS’ EQUITY

General

Under the Company’s Articles of Incorporation, the total number of shares of stock authorized for issuance is 1 billion, consisting of 750 million common shares, 100 million preferred shares, and 150 million shares-in-trust, each as defined by the Company’s Articles of Incorporation as amended and restated on June 26, 2002.

The common shares shall have a par value of $0.01 per share and shall entitle the holders to one vote per share on all matters upon which shareholders, subject to the express terms of any series preferred shares, are entitled to vote pursuant to the Articles of Incorporation.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

The Company is authorized to issue one or more series of preferred shares. Prior to the issuance of such shares, the board of directors shall fix the number of shares outstanding to be included in each series, and the designation, preferences, terms, rights, restrictions, limitations and qualifications and terms and conditions of redemption of the shares of each class or series. As of December 31, 2002, the Company has not issued any preferred shares.

In order to ensure that certain ownership restrictions are not violated and the Company’s REIT status is not violated, the Articles of Incorporation of the Company authorize the Company to issue certain shares-in-trust and exchange these for such shares causing violation. Such shares shall be deemed transferred to and held in a trust established on behalf of the violator and administered by the trustee, as defined in the Articles of Incorporation. Such shares-in-trust shall be issued and outstanding stock of the Company and are entitled to the same rights and privileges as all other shares of the same class or series, except that the trust will receive all distributions on such shares, the trustee will be entitled to the vote associated with the shares-in-trust, and shares-in-trust are not transferable. Upon liquidation, such shares-in-trust shall be treated consistently with all other shares of the same class or series. As of December 31, 2002, the Company has not issued any shares-in-trust.

2000 Employee Stock Option Plan

On June 28, 2000, the shareholders approved the 2000 Employee Stock Option Plan of Wells Real Estate Investment Trust, Inc. (the “Employee Option Plan”), which provides for grants of “non-qualified” stock options to be made to selected employees of Wells Capital and Wells Management, subject to the discretion of the Compensation Committee and the limitations of the Employee Option Plan. A total of 750,000 shares have been authorized and reserved for issuance under the Employee Option Plan. At December 31, 2002, no stock options have been granted or exercised under the Employee Stock Option Plan; therefore, 750,000 shares are available for issue.

The exercise price for the employee options shall be the greater of (1) $11.00 per share, or (2) the Fair Market Value, as defined in the Employee Option Plan, of the shares on the date the option is granted. The Compensation Committee has the authority to set the term and vesting period of the stock option except that no option shall have a term greater than five years from the later of (1) the date the Company’s shares are listed on a national securities exchange, or (2) the date the stock option is granted. In the event that the Compensation Committee determines that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of a certain corporate transaction or event, the Compensation Committee may adjust the number and kind of shares or the exercise price with respect to any option. Upon exercise, the employee agrees to remain in the employment of Wells Capital or Wells Management for a period of one year after the date of grant. No stock option may be exercised if such exercise would jeopardize the Company’s status as a REIT under the Internal Revenue Code. No option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution.

Independent Director Stock Option Plan

On June 16, 1999, the shareholders approved the Wells Real Estate Investment Trust, Inc. Independent Director Stock Option Plan (“the Independent Director Plan”), which provides for grants of stock to be made to independent non-employee directors of the Company. A total of 100,000 shares have been authorized and reserved for issuance under the Independent Director Plan. At December 31, 2002, 41,000 options have been granted, with 59,000 available to be granted.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Options to purchase 2,500 shares of common stock at the greater of (1) $12 per share or (2) the Fair Market Value, as defined in the Independent Director Plan, are granted upon initially becoming an independent director of the Company, or at the date of the approval of the Independent Stock Option Plan for existing independent directors. Of these shares, 20% are exercisable immediately on the date of grant. An additional 20% of these shares become exercisable on each anniversary following the date of grant for a period of four years. Additionally, effective on the date of each annual meeting of shareholders of the Company, beginning in 2000, each independent director will be granted an option to purchase 1,000 additional shares of common stock. These options are 100% exercisable at the completion of two years of service after the date of grant. All options granted under the Independent Director Plan expire no later than the date immediately following the tenth anniversary of the date of grant and may expire sooner in the event of the disability or death of the independent director or if the independent director ceases to serve as a director. In the event that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of a certain corporate transaction or event, a corresponding adjustment to the consideration payable with respect to all stock options shall be made. No option may be sold, pledged, assigned or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

A summary of the Company’s stock option activity during for the years ended December 31, 2002, 2001, and 2000 is as follows:

	Number	Exercise Price	Exercisable

Outstanding at December 31, 1999	17,500	$12
Granted in 2000	7,000	12

Outstanding at December 31, 2000	24,500	12	7,000
Granted in 2001	7,000	12

Outstanding at December 31, 2001	31,500	12	10,500
Granted in 2002	9,500	12

Outstanding at December 31, 2002	41,000	12	21,500

For SFAS 123 purposes, the fair value of each stock option for 2002, 2001, and 2000 has been estimated as of the date of the grant using the Black-Scholes minimum value method. The weighted average risk-free interest rates assumed for 2002, 2001 and 2000 were 4.57%, 5.05% and 6.45%, respectively. Projected future dividend yields of 7.0%, 7.8% and 7.3% were estimated for the options granted in 2002, 2001, and 2000, respectively. The expected life of an option was assumed to be six, six, and four years for 2002, 2001, and 2000, respectively. Based on these assumptions, the fair value of the options granted during the years ended December 31, 2002, 2001, and 2000 is $0. All options granted have an exercise price of $12 per share. The weighted average contractual remaining life for options that are exercisable at December 31, 2002 was approximately 8.7 years.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Independent Director Warrant Plan

The Independent Director Warrant Plan (the “Independent Director Warrant Plan”), was approved by the shareholders on June 28, 2000, providing for the issuance of one warrant to purchase common stock for every 25 shares of common stock purchased by the independent director. A total of 500,000 warrants have been authorized and reserved for issuance under the Independent Director Warrant Plan. The exercise price of the warrants shall be $12 per share. No warrant may be sold, pledged, assigned or transferred by an independent director in any manner other than by the laws of descent or distribution. At December 31, 2002, approximately 5,000 warrants have been earned under the Independent Director Warrant Plan, but no warrants have been issued under the Independent Director Warrant Plan.

Dividend Reinvestment Plan

During 1999, the Company’s board of directors authorized a dividend reinvestment plan (the “DRP”), through which common shareholders may elect to reinvest an amount equal to the dividends declared on their common shares into additional shares of the Company’s common stock in lieu of receiving cash dividends. The shares may be purchased at a fixed price per share and participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of the Company’s stock. With respect to such shares, the Company will pay selling commissions of 7%, a dealer manager fee of 2.5%, organization and offering costs of up to 3% of the reinvestment, acquisition and advisory fees and expenses of 3.5% of the purchase price, which is consistent with the costs paid in connection with the current offering of shares of the Company’s common stock. The board of directors, by majority vote, may amend or terminate the DRP for any reason upon 10 days notice to the participants of the DRP.

Share Redemption Program

As the Company’s stock is currently not listed on a national exchange, there is no market for the Company’s stock. As a result, there is risk that a shareholder may not be able to sell the Company’s stock at a time or price acceptable to the shareholder. During 2000, the Company’s board of directors authorized a common stock redemption plan for investors who held the shares for more than one year, subject to the limitation that aggregate shares redeemed under the plan could not exceed the lesser of (i) the amount reinvested in the Company’s common shares through the DRP, less shares already redeemed, or (ii) 3% of the average common shares outstanding during the preceding year. The Company has no obligation to repurchase shares under its share redemption program. Shares redeemed under the share redemption program are purchased by the Company at the amount contributed by the shareholder, including any commissions paid at issuance. During 2002, 2001, and 2000, the Company repurchased 1.5 million; 0.4 million; and 0.1 million of its own common shares at an aggregate cost of $15.3 million; $4.1 million; and $1.4 million, respectively. These transactions were funded with cash on hand and did not exceed any of the foregoing limitations. At the time of such redemption, Wells Investment Securities, Inc. (“WIS”) has refunded to the Company the 2.5% commission earned upon the issuance of such shares. The board of directors, by majority vote, may amend or terminate the Company’s share redemption program at any time.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Dealer Warrant Plan

Under the terms of each offering of the Company’s stock, warrants to purchase shares of the Company’s stock were delivered to WIS. Currently such warrants are issued in book form only and warrant certificates are not issued. For each warrant, the warrant-holder shall have the right to purchase one share from the Company at a price of $12 during the time period beginning one year from the effective date of the respective offering and ending on the date five years after the effective date. Warrants outstanding as of December 31, 2002 for the first, second, third, and fourth offerings to date are approximately 0.5 million, 0.7 million, 4.7 million, and 1.1 million, respectively. As of December 31, 2002, no warrants have been exercised under the plan.

10.       SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Outlined below are significant non-cash transactions for the years ended December 31, 2002, 2001, and 2000:

	2002 (000s)	2001 (000s)	2000 (000s)

Deferred project costs applied to real estate assets	$47,491	$14,321	$5,114

Deferred project costs contributed to joint ventures	$366	$1,395	$628

Deferred project costs applied to lease acquisition costs	$16	$—	$—

Deferred project costs due to affiliate	$7,708	$1,114	$191

Deferred offering costs due to affiliate	$—	$—	$1,291

Reversal of deferred offering costs due to affiliate	$—	$965	$—

Other offering expenses due to affiliate	$8,263	$943	$—

Assumption of obligation under capital lease and related bonds	$32,500	$22,000	$—

Assumption of debt at property acquisition	$90,000	$—	$—

Acquisition of intangible lease liability	$32,697	$—	$—

Dividends Payable	$6,046	$1,059	$1,025

Due from affiliates	$1,774	$1,693	$250

Write off fully amortized deferred financing costs	$623	$—	$—

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

11.       INCOME TAX BASIS NET INCOME

The Company’s income tax basis net income for the years ended December 31, 2002, 2001, and 2000 is calculated as follows:

	2002 (000s)	2001 (000s)	2000 (000s)

GAAP basis financial statement net income	$ 59,854	$ 21,724	$ 8,553
Increase (decrease) in net income resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	17,160	7,347	3,511
Rental income accrued for income tax purposes in excess of (less than) amounts for financial reporting purposes	3,578	(2,735)	(1,822)
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(71)	26	38

Income tax basis net income, prior to dividends paid deduction	$ 80,521	$ 26,362	$ 10,280

At December 31, 2002, the tax basis carrying value of the Company’s total assets was approximately $2,237.2 million.

12.       RELATED-PARTY TRANSACTIONS

Advisory Agreement

The Company has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to specified fees upon the completion of certain services with regard to the offering of shares to the public and investment of funds in real estate projects. The current Advisory Agreement dated January 30, 2002 has been temporarily extended by the board of directors until May 19, 2003.

The Company pays a percentage of shareholder contributions to the Advisor for acquisition and advisory services and acquisition expenses. These payments, as stipulated in the Company’s current offering prospectus, are limited to 3.5% of shareholder contributions, subject to certain overall operating expense limitations contained in the prospectus. Aggregate fees incurred through December 31, 2002 and 2001 were $75.5 million and $29.1 million, respectively, and approximated 3.5% of shareholder contributions received. As of December 31, 2002, $67.8 million had been paid to the Advisor through December 31, 2002, with $7.7 million payable to the Advisor.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Under the terms of the Advisory Agreement, the Company reimburses the Advisor for organization and offering costs not to exceed 3% of the offering proceeds raised. To the extent that organization and offering costs exceed 3% of gross offering proceeds, offering costs will be paid by the Advisor and not by the Company. As of December 31, 2002, the Advisor had paid fund to date organization and offering expenses on behalf of the Company in the aggregate amount of approximately $40.0 million, which did not exceed the 3% limitation. The Advisor had been reimbursed $31.7 million as of December 31, 2002.

Additionally, the Advisory Agreement provides that if the Advisor provides a substantial amount of the associated services, as determined by the Independent Directors, the Advisor shall earn a disposition fee in the event that properties are disposed of, in the amount of 50% of a competitive real estate commission or 3.0% of the sales price of the property. At December 31, 2002, no such fees had been paid to the Advisor as no properties had been disposed of to date. The disposition fee will paid only if shareholders have received total dividends in an amount equal to the sum of their aggregate invested capital, plus an 8% return on invested capital.

The Advisory Agreement also provides that the Advisor shall earn an amount equal to 10% of the net sales proceeds remaining after shareholders have received dividends equal to the sum of the shareholders’ invested capital plus an 8% return of invested capital. The Advisor will not earn this fee in the event that the Company’s shares are listed on a national stock exchange. As of December 31, 2002, no such fees have been paid.

If the Company’s shares are listed on a national stock exchange at any future date, the Advisor shall be entitled to an incentive fee in an amount equal to 10.0% of the amount by which (1) the market value of the outstanding stock of the Company as defined in the Advisory Agreement, exceeds (2) the sum of 100% of invested capital and the total dividends required to be paid to the shareholders in order to pay the shareholders an 8.0% return on invested capital from inception through the date of listing. No such amounts have been incurred as of December 31, 2002. In the event the fee is paid to the Advisor following listing, no other performance fee will be paid to the Advisor.

Administrative Services Reimbursement

The Company has no direct employees. The employees of the Advisor and Wells Management Company, Inc. (“Wells Management”), an affiliate of the Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company. The related expenses are allocated among the Company and the various Wells Real Estate Funds based on time spent on each entity by individual administrative personnel. The Company was allocated salaries, wages, and other payroll related costs by the Advisor and Wells Management totaling $2.0 million, $0.7 million, and $0.2 million for the years ended December 31, 2002, 2001, and 2000, respectively. These amounts are included in general and administrative expenses in the consolidated statements of income.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Property Management and Leasing Agreements

The Company entered into a property management and leasing agreement with Wells Management. In consideration for supervising the management and leasing of the Company’s properties, the Company will pay management and leasing fees to Wells Management equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of the net asset value of the properties (excluding vacant properties) owned by the Company. These management and leasing fees are calculated on an annual basis plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. Management and leasing fees incurred for services provided by Wells Management were $5.0 million, $2.5 million, and $1.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Dealer Manager Agreement

The Company has entered into a dealer manager agreement, whereby, WIS, performs the dealer manager function for the Company. For these services, WIS earns fees of 7% of the gross proceeds from the sale of the shares of the Company, which is reallocated to participating broker-dealers. Additionally, WIS earns a dealer manager fee of 2.5% of the gross offering proceeds at the time the shares are sold, of which up to 1.5% may be reallowed to the broker-dealer. WIS has elected, although is not obligated, to reduce the dealer manager fee amount in each period by 2.5% of the gross redemptions under the Company’s redemption plan. The amount of such reduction was $0.4 million, $0.1 million, and $0.0 million for the years ended December 31, 2002, 2001, and 2000, respectively. During the years ended December 31, 2002, 2001, and 2000, the Company incurred commissions and dealer manager fees of $127.3 million, $49.2 million, and $17.0 million, respectively.

Due From Affiliates

Due from affiliates included in the consolidated balance sheets at December 31, 2002 and 2001 represents the Company’s share of the cash to be distributed from its joint venture investments for the fourth quarter of 2002 and 2001 and other amounts payable to the Company from other related parties:

	2002 (000s)	2001 (000s)

Fund VIII, IX, and REIT Joint Venture	$48	$47
Fund IX, X, XI, and REIT Joint Venture	21	36
Wells/Orange County Associates	85	84
Wells/Fremont Associates	168	164
Fund XI, XII, and REIT Joint Venture	361	430
Fund XII and REIT Joint Venture	688	681
Fund XIII and REEIT Joint Venture	403	251
Affiliates of the Advisor	187	—

	$1,961	$1,693

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

Conflict of Interest

The Advisor also is a general partner in various Wells Real Estate Funds. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner for Wells Real Estate Funds, may be in competition with the Company in connection with property acquisitions or for tenants in similar geographic markets.

13.       OPERATING LEASES

Virtually all of the Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement, options for early termination after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore exposure to credit risk is limited to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the consolidated balance sheets.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, excluding properties under development, at December 31, 2002 is as follows:

Year ending December 31:	Amount (000s)

2003	$ 195,677
2004	197,680
2005	197,852
2006	192,666
2007	183,494
Thereafter	759,559

$1,726,928

No individual tenant accounted for greater than 10% of the rental income for the year ended December 31, 2002. At December 31, 2002, approximately 12% of the future rental amounts are attributable to one tenant, the National Aeronautics and Space Administration.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

14.       QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001, in thousands, except per share data:

	2002 Quarters Ended

	March 31	June 30	September 30	December 31

Revenues	$23,608	$29,402	$34,913	$51,705
Net income	$10,780	$13,756	$15,285	$20,033
Basic and diluted earnings per share (a)	$0.11	$0.11	$0.09	$0.10
Dividends per share (a)	$0.19	$0.19	$0.19	$0.18

	2001 Quarters Ended

	March 31	June 30	September 30	December 31

Revenues	$12,232	$12,468	$13,839	$17,737
Net income	$3,275	$5,039	$6,109	$7,301
Basic and diluted earnings per share (a)	$0.10	$0.12	$0.11	$0.10
Dividends per share (a)	$0.19	$0.19	$0.19	$0.19

(a)        The totals of the four quarterly amounts for the years ended December 31, 2002, and 2001, do not equal the totals for the years then ended. This difference results from rounding differences between quarters.

15.       ECONOMIC DEPENDENCY

The Company is dependent on the Advisor for certain services which are essential to the Company, including the sale of the Company’s shares of common stock available for issue, asset acquisition and disposition decisions and other general administrative responsibilities. Additionally, the Company is dependent upon Wells Management to provide certain property management and leasing services. In the event that these companies were unable to provide the respective services to the Company, the Company would be required to obtain such services from other sources.

The Company is dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on the Company. One tenant, the National Aeronautics and Space Administration, represents approximately 12% of the future rental income under non-cancelable leases at December 31, 2002. No other tenants exceed 10% of future rental income. Except for the tenant that has filed for corporate dissolution as discussed in Note 4, the Company is not aware of any reason that its current tenants would not be able to pay their contractual rental amounts as they become due.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

16.       SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From January 1, 2003 through January 24, 2003, the Company has raised approximately $84.6 million through the issuance of 8.5 million shares of common stock of the Company.

Redemptions of Common Stock

From January 1, 2003 through January 24, 2003, the Company has redeemed approximately 0.5 million shares of common stock of the Company at an aggregate cost of $4.8 million pursuant to its share redemption program. The Company’s current plan allows for redemptions of approximately 4.0 million shares at an aggregate cost of $40.0 million for the year ending December 31, 2003. See Note 9 for a description of the limitations of the Company’s share redemption plan.

Property Acquisitions

On January 9, 2003, Wells OP purchased two three-story office buildings containing approximately 187,735 aggregate rentable square feet located in Mayfield Heights, Ohio, for a purchase price of $22.0 million, excluding closing costs and acquisition and advisory fees paid to the Advisor. The entire 102,484 rentable square feet of East Point I is leased to Progressive Casualty Insurance Company. East Point II contains approximately 85,251 rentable square feet, of which 70,585 is currently leased to Austin, Danaher Power Solutions LLC and Moreland Management Co. Approximately 14,666 rentable square feet (17%) of East Point II is vacant.

In connection with the acquisition of the property, the Company entered into an earn-out agreement whereby the Company is required to pay the seller certain amounts for each new lease fully executed after the date of acquisition of the property but on or before March 31, 2004, or on or before July 31, 2004, if the tenant thereunder is a leasing prospect as defined by the agreement. Payments shall be the anticipated first year’s annual rent less operating expenses with the sum divided by 0.105 and the result reduced by tenant improvement costs related to the space.

WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

(A Maryland Corporation)

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

(dollars in thousands)

				Initial Cost			Gross Amount at Which Carried at December 31, 2002

Description	Location	Owner-ship Per-centage	Encum- brances	Land	Buildings and Improve- ments	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Construction in Progress	Total	Accumu-lated Depre-ciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed

EISENHOWER BLVD	Tampa, FL	100	(a)	$1,460	$19,839	$826	$1,521	$20,604	$0	$22,125	$3,294	1998	12/31/98	20 to 25 years

AT&T - PA	Harrisburg, PA	100	(b)	662	11,836	676	690	12,484	0	13,174	1,905	1998	2/4/99	20 to 25 years

VIDEOJET TECHNOLOGY	Wood Dale, IL	100	(b)	5,000	28,162	1,381	5,208	29,335	0	34,543	3,911	1991	9/10/99	20 to 25 years

CINEMARK	Plano, TX	100	(a)	1,456	20,377	908	1,517	21,224	0	22,741	2,618	1999	12/21/99	20 to 25 years

MATSUSHITA	Lake Forest, CA	100	(b)	4,577	0	13,965	4,768	13,774	0	18,542	3,072	1999	3/15/99	20 to 25 years

ALSTOM POWER—RICHMOND	Midlothian, VA	100	(a)	948	0	9,963	988	9,923	0	10,911	1,542	1999	7/22/99	20 to 25 years

METRIS -OK	Tulsa, OK	100	None	1,150	11,570	541	1,198	12,063	0	13,261	1,404	2000	2/11/00	20 to 25 years

DIAL	Scottsdale, AZ	100	(a)	3,500	10,785	736	3,646	11,375	0	15,021	1,276	1997	3/29/00	20 to 25 years

ASML	Tempe, AZ	100	(a)	0	17,393	731	0	18,124	0	18,124	2,040	1995	3/29/00	20 to 25 years

MOTOROLA TEMPE	Tempe, AZ	100	None	0	16,036	670	0	16,706	0	16,706	1,887	1998	3/29/00	20 to 25 years

AVNET	Tempe, AZ	100	(a)	0	13,272	551	0	13,823	0	13,823	1,421	2000	6/12/00	20 to 25 years

DELPHI	Troy, MI	100	(b)	2,160	16,776	1,811	2,250	18,497	0	20,747	2,117	2000	6/29/00	20 to 25 years

MOTOROLA - NJ	South Plainfield, NJ	100	(b)	9,653	20,495	5,857	10,055	25,950	0	36,005	3,020	2000	11/1/00	20 to 25 years

METRIS - MN	Minnetonka, MN	100	(b)	7,700	45,152	2,211	8,021	47,042	0	55,063	3,882	2000	12/21/00	20 to 25 years

STONE & WEBSTER	Houston, TX	100	None	7,100	37,915	1,889	7,396	39,508	0	46,904	3,260	1994	12/21/00	20 to 25 years

STATE STREET	Quincy, MA	100	None	10,600	38,963	4,348	11,042	40,933	1,936	53,911	2,438	1990	7/30/2001	20 to 25 years

IKON	Houston, TX	100	None	2,735	17,915	990	2,847	18,793	0	21,640	1,002	2000	9/7/2001	20 to 25 years

NISSAN PROPERTY	Irving, TX	100	23,149	5,546	0	25,727	5,567	0	25,706	31,273	0	2002	9/19/2001	20 to 25 years

INGRAM MICRO	Millington, TN	100	22,000	320	20,667	936	333	21,590	0	21,923	1,156	1997	9/26/2001	20 to 25 years

LUCENT	Cary, NC	100	None	7,000	10,650	1,110	7,276	11,484	0	18,760	612	2000	9/28/2001	20 to 25 years

CONVERGYS	Tamarac, FL	100	None	3,500	9,755	792	3,642	10,405	0	14,047	451	2001	12/21/2001	20 to 25 years

WINDY POINT I	Schaumburg, IL	100	None	4,360	29,299	2,735	4,537	31,857	0	36,394	1,380	1999	12/31/2001	20 to 25 years

WINDY POINT II	Schaumburg, IL	100	None	3,600	52,016	3,156	3,746	55,026	0	58,772	2,384	2001	12/31/2001	20 to 25 years

VERTEX SARASOTA	Sarasota, FL	100	None	1,700	19,866	1,291	2,203	20,654	0	22,857	821	1999	1/11/2002	20 to 25 years

				Initial Cost			Gross Amount at Which Carried at December 31, 2002

Description	Location	Ownership Percentage	Encum- brances	Land	Buildings and Improve- ments	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed

TRANSOCEAN HOUSTON	Houston, TX	100	None	$845	$21,186	$887	$879	$22,039	$0	$22,918	$735	1999	3/15/2002	20 to 25 years

NOVARTIS ATLANTA	Duluth, GA	100	(a)	2,000	13,047	605	2,080	13,572	0	15,652	452	2001	3/28/2002	20 to 25 years

DANA DETROIT	Farmington Hills, MI	100	None	2,208	21,703	973	2,298	22,586	0	24,884	753	1999	3/29/2002	20 to 25 years

DANA KALAMAZOO	Kalamazoo, MI	100	None	963	13,318	753	1,002	14,032	0	15,034	608	1999	3/29/002	20 to 25 years

TRAVELERS EXPRESS	Lakewood, CO	100	None	1,487	9,076	430	1,548	9,445	0	10,993	283	2002	4/10/2002	20 to 25 years

AGILENT ATLANTA	Alpharetta, GA	100	(a)	1,500	13,652	616	1,561	14,207	0	15,768	426	2001	4/18/2002	20 to 25 years

BELLSOUTH FT. LAUDERDALE	Ft. Lauderdale, FL	100	None	1,100	5,792	280	1,145	6,027	0	7,172	181	2001	4/18/2002	20 to 25 years

EXPERIAN/TRW DALLAS	Allen, TX	100	None	4,000	31,695	1,453	4,163	32,985	0	37,148	880	1982	5/1/2002	20 to 25 years

AGILENT BOSTON	Boxborough, MA	100	None	3,500	31,751	1,296	3,642	29,498	3,407	36,547	787	2002	5/3/2002	20 to 25 years

TRW DENVER	Aurora, CO	100	None	1,325	14,570	6,069	1,397	20,567	0	21,964	548	1997	5/29/2002	20 to 25 years

MFS PHOENIX	Phoenix, AZ	100	None	2,500	23,381	1,054	2,602	24,333	0	26,935	568	2001	6/4/2002	20 to 25 years

ISS ATLANTA	Atlanta, GA	100	32,500	2,700	38,065	1,659	2,810	39,614	0	42,424	792	2001	7/1/2002	20 to 25 years

PACIFICARE SAN ANTONIO	San Antonio, TX	100	None	2,450	12,240	598	2,550	12,738	0	15,288	255	2000	7/12/2002	20 to 25 years

KERR MCGEE HOUSTON	Houston, TX	100	4,038	1,738	0	5,754	2,118	0	5,374	7,492	0	2003	7/29/2002	20 to 25 years

BMG GREENVILLE	Greenville, SC	100	11,609	1,600	25,601	1,087	1,665	26,623	0	28,288	522	1987	7/31/2002	20 to 25 years

KRAFT ATLANTA	Suwanee, GA	100	None	2,700	8,976	475	2,810	9,341	0	12,151	156	2001	7/31/2002	20 to 25 years

NOKIA DALLAS	Irving, TX	100	None	9,100	110,831	4,892	9,470	115,353	0	124,823	1,923	1999	8/15/2002	20 to 25 years

HARCOURT AUSTIN	Austin, TX	100	None	5,860	33,143	1,587	6,098	34,492	0	40,590	575	2001	8/15/2002	20 to 25 years

AMERICREDIT PHOENIX	Chandler, AZ	100	None	2,632	0	6,362	2,671	0	6,323	8,994	0	2003	9/12/2002	20 to 25 years

IRS LONG ISLAND	Holtsville, NY	100	None	4,200	38,716	2,104	4,374	40,646	0	45,020	643	200	9/16/2002	20 to 25 years

KEYBANK PARSIPPANY	Parsippany, NJ	100	None	8,700	92,944	4,137	9,053	96,728	0	105,781	1,290	1985	9/27/2002	20 to 25 years

FEDEX COLORADO SPRINGS	Colorado Springs, CO	100	None	2,100	23,988	1,061	2,185	24,964	0	27,149	333	2001	9/27/2002	20 to 25 years

EDS DES MOINES	Des Moines, IA	100	None	850	25,727	1,082	885	26,774	0	27,659	357	2002	9/27/2002	20 to 25 years

INTUIT DALLAS	Plano, TX	100	None	3,030	23,640	1,089	3,153	24,606	0	27,759	328	2001	9/27/2002	20 to 25 years

ALLSTATE INDIANAPOLIS	Indianapolis, IN	100	None	1,275	9,680	443	1,327	10,071	0	11,398	134	2001	9/27/2002	20 to 25 years

DAIMLER CHRYSLER DALLAS	Westlake, TX	100	None	2,585	22,588	1,010	2,689	23,494	0	26,183	313	2001	9/30/2002	20 to 25 years

NASA	Washington, DC	100	None	80,000	299,188	11,909	82,881	308,216	0	391,097	1,850	1991	11/22/2002	20 to 25 years

CATERPILLAR NASHVILLE	Nashville, TN	100	None	4,900	58,923	1,124	5,101	59,846	0	64,947	380	2000	11/26/2002	20 to 25 years

CAPITAL ONE RICHMOND	Glen Allen, VA	100	None	2,855	25,541	442	2,972	25,866	0	28,838	172	1999	11/26/2002	20 to 25 years

				Initial Cost			Gross Amount at Which Carried at December 31, 2002

Description	Location	Ownership Percentage	Encum- brances	Land	Buildings and Improve- ments	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed

NESTLE LOS ANGELES	Glendale, CA	100	$90,000	$23,200	$134,447	$2,751	$23,605	$136,793	$0	$$160,398	$457	1990	12/20/2002	20 to 25 years

Total - 100% REIT Properties			$302,695	$268,630	$1,652,148	$147,783	$279,185	$1,746,630	$42,746	$2,068,561	$63,594

ALSTOM POWER - KNOXVILLE	Knoxville, TN	4%	None	$583	$744	$6,745	$608	$7,464	$0	$8,072	$2,250	1997	3/26/97	20 to 25 years

AVAYA	Oklahoma City, OK	4	None	1,003	4,386	242	1,051	4,580	0	5,631	840	1998	6/24/98	20 to 25 years

360 INTERLOCKEN	Broomfield, CO	4	None	1,570	6,734	748	1,650	7,369	33	9,052	1,388	1996	3/20/98	20 to 25 years

IOMEGA	Ogden City, UT	4	None	597	4,675	876	642	5,506	0	6,148	963	1998	7/01/98	20 to 25 years

OHMEDA	Louisville, CO	4	None	2,614	7,762	528	2,747	8,157	0	10,904	1,604	1998	2/13/98	20 to 25 years

FAIRCHILD	Fremont, CA	78	None	2,130	6,853	374	2,219	7,138	0	9,357	1,285	1998	7/21/98	20 to 25 years

CORT FURNITURE	Fountain Valley, CA	44	None	2,100	4,464	288	2,188	4,664	0	6,852	838	1988	7/31/98	20 to 25 years

EYBL CARTEX	Fountain Inn, SC	57	None	330	4,792	213	344	4,991	0	5,335	732	1998	5/18/99	20 to 25 years

SPRINT	Leawood, KS	57	None	1,696	7,851	398	1,767	8,178	0	9,945	1,145	1998	7/2/99	20 to 25 years

JOHNSON MATTHEY	Tredyffrin, PA	57	None	1,925	6,131	336	2,005	6,387	0	8,392	873	1973	8/17/99	20 to 25 years

GARTNER	Ft. Myers, FL	57	None	896	7,452	347	933	7,762	0	8,695	1,035	1998	9/20/99	20 to 25 years

SIEMENS	Troy, MI	55	None	2,144	12,049	695	2,233	12,655	0	14,888	1,586	2000	5/10/00	20 to 25 years

QUEST	Irvine, CA	16	None	2,221	5,545	57	2,221	5,602	0	7,823	1,111	1997	7/1/00	20 to 25 years

AT&T - OK	Oklahoma City, OK	55	None	2,100	13,228	646	2,188	13,786	0	15,974	1,149	1999	12/28/00	20 to 25 years

COMDATA	Brentwood, TN	55	None	4,300	20,650	1,095	4,479	21,566	0	26,045	1,438	1986	5/15/2001	20 to 25 years

AMERICREDIT	Orange Park, FL	61	None	1,610	10,890	563	1,677	11,386	0	13,063	683	2001	7/16/2001	20 to 25 years

ADIC	Parker, CO	61	None	1,954	11,000	758	2,048	11,664	0	13,712	505	2001	12/21/2001	20 to 25 years

JOHN WILEY INDIANAPOLIS	Indianapolis, IN	61	None	1,300	15,042	723	1,354	15,711	0	17,065	56	1999	12/12/2002	20 to 25 years

Total – JV Properties			$0	$31,073	$150,248	$15,632	$32,354	$164,566	$33	$196,953	$19,481

Total - All Properties			$302,695	$299,703	$1,802,396	$163,415	$311,539	$1,911,196	$42,779	$2,265,514	$83,075

   (a)    These properties collateralize the $98.138 million SouthTrust Bank line of credit that accrues interest at LIBOR plus 175 basis points (3.31% at December 31, 2002) and requires interest payments monthly and principal due at maturity (June 10, 2003). The principal amount outstanding as of December 31, 2002 was $61.399 million.

   (b)    These properties collateralize the $110 million Bank of America line of credit that accrues interest at LIBOR plus 175 basis points (3.31% at December 31, 2002) and requires interest payments monthly and principal due at maturity (May 11, 2004). The principal amount outstanding as of December 31, 2002 was $58 million.

WELLS REAL ESTATE INVESTMENT TRUST, INC. AND SUBSIDIARIES

(A Maryland Corporation)

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

(dollars in thousands)

	Cost	Accumulated Depreciation

BALANCE AT DECEMBER 31, 1999	$180,118	$5,732
2000 additions	293,450	11,232

BALANCE AT DECEMBER 31, 2000	473,568	16,964
2001 additions	294,740	20,821

BALANCE AT DECEMBER 31, 2001	768,308	37,785
2002 additions	1,497,206	45,290

BALANCE AT DECEMBER 31, 2002	$2,265,514	$83,075

S-4