Form 10-Q
period 2003-03-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2003-05-13
CIK 1042776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-25739

WELLS REAL ESTATE INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-2328421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

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

AND SUBSIDIARIES

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets:
Real estate assets, at cost:
Land	$291,140	$279,185
Building and improvements, less accumulated depreciation of $82,812 at March 31, 2003, and $63,594 at December 31, 2002	1,811,220	1,683,036
Construction in progress	24,102	42,746

Total real estate assets	2,126,462	2,004,967
Investments in joint ventures	83,286	83,915
Cash and cash equivalents	118,030	45,464
Rents receivable	19,928	19,321
Deferred project costs	5,124	1,494
Due from affiliates	2,167	1,961
Prepaid expenses and other assets, net	5,997	4,407
Deferred lease acquisition costs, net	1,561	1,638
Intangible lease assets	14,147	12,060
Investment in bonds	54,500	54,500

Total assets	$2,431,202	$2,229,727

Liabilities, Minority Interest and Shareholders’ Equity:
Borrowings	$108,986	$248,195
Obligations under capital leases	54,500	54,500
Intangible lease liabilities	32,033	32,697
Accounts payable and accrued expenses	23,131	24,580
Due to affiliates	5,292	15,975
Dividends payable	7,252	6,046
Deferred rental income	11,164	11,584

Total liabilities	242,358	393,577
Minority interest of unit holder in operating partnership	200	200

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common shares, $.01 par value; 750,000,000 shares authorized, 260,469,726 shares issued and 257,083,636 outstanding at March 31, 2003, and 750,000,000 shares authorized, 217,790,874 shares issued and 215,699,717 shares outstanding at December 31, 2002	2,605	2,178
Additional paid-in capital	2,310,731	1,929,381
Cumulative distributions in excess of earnings	(90,802)	(74,310)
Treasury stock, at cost, 3,386,090 shares at March 31, 2003 and 2,091,157 shares at December 31, 2002	(33,860)	(20,912)
Other comprehensive loss	(30)	(387)

Total shareholders’ equity	2,188,644	1,835,950

Total liabilities, minority interest and shareholders’ equity	$2,431,202	$2,229,727

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues:
Rental income	$53,343	$16,738
Tenant reimbursements	9,601	4,415
Equity in income of joint ventures	1,261	1,207
Interest income and other income	1,154	1,248

	65,359	23,608

Expenses:
Depreciation	19,218	5,744
Property operating costs	15,220	5,040
Management and leasing fees	2,333	900
General and administrative	1,576	529
Interest expense	2,648	615

	40,995	12,828

Net income	$24,364	$10,780

Earnings per share
Basic and diluted	$0.10	$0.11

Weighted average shares outstanding
Basic and diluted	233,247	94,845

Dividends declared per share	$0.18	$0.19

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002

AND FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Retained Earnings	Treasury Stock		Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2001	83,761	$838	$738,236	$(24,181)	$—	(555)	$(5,550)	—	$709,343
Issuance of common stock	134,030	1,340	1,338,953	—	—	—	—	—	1,340,293
Treasury stock purchased	—	—	—	—	—	(1,536)	(15,362)	—	(15,362)
Dividends ($0.76 per share)	—	—	—	(50,129)	(59,854)	—	—	—	(109,983)
Sales commissions and dealer manager fees	—	—	(127,332)	—	—	—	—	—	(127,332)
Other offering costs	—	—	(20,476)	—	—	—	—	—	(20,476)
Components of comprehensive income:
Net income	—	—	—	—	59,854	—	—	—	59,854
Change in value of interest rate swap	—	—	—	—	—	—	—	(387)	(387)

Comprehensive income									59,467

Balance, December 31, 2002	217,791	2,178	1,929,381	(74,310)	—	(2,091)	(20,912)	(387)	1,835,950
Issuance of common stock	42,679	427	426,362	—	—	—	—	—	426,789
Treasury stock purchased	—	—	—	—	—	(1,295)	(12,948)	—	(12,948)
Dividends ($0.18 per share)	—	—	—	(16,492)	(24,364)	—	—	—	(40,856)
Sales commissions and dealer manager fees	—	—	(40,221)	—	—	—	—	—	(40,221)
Other offering costs	—	—	(4,791)	—	—	—	—	—	(4,791)
Components of comprehensive income:
Net income	—	—	—	—	24,364	—	—		24,364
Change in value of interest rate swap	—	—	—	—	—	—	—	357	357

Comprehensive income									24,721

Balance, March 31, 2003	260,470	$2,605	$2,310,731	$(90,802)	—	(3,386)	$(33,860)	$(30)	$2,188,644

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$24,364	$10,780
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,261)	(1,207)
Depreciation	19,218	5,744
Amortization of deferred financing costs	415	175
Amortization of intangible lease assets/liabilities	(485)	—
Amortization of deferred lease acquisition costs	78	73
Changes in assets and liabilities:
Rents receivable	(607)	(1,694)
Due from affiliates	—	(13)
Deferred rental income	(420)	906
Accounts payable and accrued expenses	(1,449)	(157)
Prepaid expenses and other assets, net	(1,140)	(1,092)
Due to affiliates	(21)	(1)

Net cash provided by operating activities	38,692	13,514

Cash flows from investing activities:
Investment in real estate assets	(129,981)	(104,052)
Contributions to joint ventures	(78)	—
Investment in intangible lease assets	(2,651)	—
Deferred project costs paid	(20,966)	(9,461)
Distributions received from joint ventures	1,786	1,691
Deferred lease acquisition costs paid	—	(400)

Net cash used in investing activities	(151,890)	(112,222)

Cash flows from financing activities:
Proceeds from borrowings	5,151	2,947
Repayment of borrowings	(144,360)	—
Dividends paid to shareholders	(39,650)	(17,556)
Issuance of common stock	426,789	255,703
Treasury stock purchased	(12,952)	(3,042)
Sales commissions and dealer manager fees paid	(40,221)	(24,580)
Other offering costs paid	(8,993)	(3,327)

Net cash provided by financing activities	185,764	210,145

Net increase in cash and cash equivalents	72,566	111,437
Cash and cash equivalents, beginning of year	45,464	75,586

Cash and cash equivalents, end of period	$118,030	$187,023

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

1. Organization

General

Wells Real Estate Investment Trust, Inc. (the “Company”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”). The Company was incorporated in 1997 and commenced operations on June 5, 1998.

The Company engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties which are under construction, are newly constructed or have operating histories. At March 31, 2003, the Company has invested in commercial office and industrial real estate assets, either directly or through joint ventures with real estate limited partnership programs sponsored by Wells Capital, Inc. (the “Advisor”) or its affiliates.

The Company’s business is conducted through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, and its subsidiaries, and Wells REIT-Independence Square, LLC (“Wells REIT-Independence”), a single member Georgia limited liability company. Wells OP was formed to acquire, develop, own, lease and operate properties on behalf of the Company, directly, through wholly-owned subsidiaries or through joint ventures. Wells REIT-Independence was formed to acquire the NASA building located in Washington, D.C. The Company is the sole general partner in Wells OP and the sole member of Wells REIT-Independence and possesses full legal control and authority over the operations of Wells OP and Wells REIT-Independence. Wells OP, and its subsidiaries, and Wells REIT-Independence comprise the Company’s subsidiaries.

Four offerings of the Company’s stock have been initiated as follows:

Offering #	Date Commenced	Termination Date	Gross Proceeds	Shares Issued
1	January 30, 1998	December 19, 1999	$132.2 million	13.2 million
2	December 20, 1999	December 19, 2000	$175.2 million	17.5 million
3	December 20, 2000	July 26, 2002	$1,283.0 million	128.3 million
4	July 26, 2002	Offering will terminate on or before July 25, 2004	$1,014.3 million (through March 31, 2003)	101.5 million (through March 31, 2003)
Total as of March 31, 2003			$2,604.7 million	260.5 million

After incurring costs from all offerings of $90.0 million in acquisition and advisory fees and expenses, $246.6 million in selling commissions, $44.8 million in organization and offering expenses to the Advisor, investment in real estate assets and joint ventures of $2,080.8 million and common stock redemptions pursuant to the Company’s share redemption program of $33.9 million, the Company was holding net offering proceeds of approximately $108.6 million available for investment in properties at March 31, 2003.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

The Company’s stock is not listed on a national exchange. However, the Company’s Articles of Incorporation currently require if the Company’s stock is not listed on a national exchange by January 30, 2008, the Company must begin the process of liquidating its investments and distributing the resulting proceeds to the shareholders. The Company’s Articles of Incorporation can only be amended by a proxy vote of the Company’s shareholders.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Independent auditors have not examined these quarterly statements, but in the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2002.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to shareholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to shareholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT and intends to continue to operate in the foreseeable future in such a manner that the Company will remain qualified as a REIT for federal income tax purposes. No provision for federal income taxes has been made in the accompanying consolidated financial statements, as the Company made distributions in excess of its taxable income for the periods presented.

Recent Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles.” These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles. The Company determines whether an intangible asset or liability related to above or below market leases was acquired as part of the acquisition of real estate assets. The resulting intangible lease assets and liabilities are recorded at their estimated fair market values at the date of acquisition and amortized over the remaining term of the respective lease to rental income. Amortization of the intangible lease assets and liabilities resulted in a net increase in rental revenue of $0.5 million for the three months ended March 1, 2003.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Company’s joint ventures do not fall under the definition of VIEs provided above, we do not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

2. Real Estate Assets

Significant Events

During the three months ended March 31, 2003, the Company acquired ownership interests in two properties for a total purchase price of $115.8 million, exclusive of related closing costs and acquisition and advisory fees paid to the Advisor as described below.

East Point I & II Buildings

On January 9, 2003, the Company purchased two three-story office buildings containing approximately 187,735 aggregate rentable square feet located in Mayfield Heights, Ohio, for a purchase price of $22.0 million. Progressive Casualty Insurance; Austin, Danaher Power Solutions; and Moreland Management Company occupy approximately 92% of the rentable square feet in the two buildings. The remaining approximately 8% of the rentable square feet is vacant. At closing, the Company entered into an earn-out agreement with the seller with regard to the vacant space that requires the Company to pay the seller certain amounts for each new, fully-executed lease after the date of acquisition but on or before March 31, 2004, relating to the vacant space. Payments are calculated by dividing the anticipated first year’s annual rent less operating expenses by 0.105, with the result being reduced by tenant improvement costs related to the space.

150 West Jefferson Detroit Building

On March 31, 2003, the Company purchased a 25-story office building containing approximately 505,417 rentable square feet located at 150 West Jefferson Avenue, downtown Detroit, Michigan, for a purchase price of $93.8 million. The building is 99% occupied under leases to various tenants with varying lease terms, including Miller, Canfield, Paddock, & Stone; Butzel Long PC; and MCN Energy Group, Inc., which collectively occupy approximately 62% of the building.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

Nissan Building

In March 2003, the Company substantially completed the construction of the Nissan Building located in Dallas, Texas, and transferred total construction costs for the project from construction in progress to building and improvements. Nissan Motor Acceptance Corporation will occupy the building under a lease commencing on April 1, 2003. The construction was financed through a loan that was paid off in March 2003, when the building was substantially complete.

3. Investment in Joint Ventures

The information below summarizes the operations of the seven unconsolidated joint ventures that the Company, through Wells OP, had ownership interests as of March 31, 2003.

CONDENSED COMBINED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2003	2002
	(000s)	(000s)
Revenues:
Rental income	$5,284	$4,728
Tenant reimbursements	470	641
Other income	8	13

Total revenues	5,762	5,382

Expenses:
Depreciation	1,768	1,604
Operating expenses	966	831
Management and leasing fees	329	262

Total expenses	3,063	2,697

Net income	$2,699	$2,685

Net income allocated to the Company	$1,261	$1,207

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

4. Borrowings

The Company has financed certain investments, acquisitions and developments through various borrowings as described below. On March 31, 2003, and December 31, 2002, the Company had the following amounts outstanding:

Facility	March 31, 2003	December 31, 2002
	(000s)	(000s)
$110 million Bank of America Line of Credit; accruing interest at LIBOR plus 175 basis points (3.05% at March 31, 2003); requiring interest payments monthly with principal due at maturity (May 11, 2004); collateralized by the Videojet Technologies Chicago Building, the AT&T Pennsylvania Building, the Matsushita Building, the Metris Minnesota Building, the Motorola Plainfield Building and the Delphi Building	$—	$58,000
$98.1 million SouthTrust Bank Line of Credit; accruing interest at LIBOR plus 175 basis points (3.05 % at March 31, 2003); requiring interest payments monthly and principal due at maturity (June 10, 2003); collateralized by the Novartis Building, the Cinemark Building, the Dial Building, the ASML Building, the Alstom Power Richmond Building, the Avnet Building, the Agilent Atlanta Building and the Eisenhower Boulevard Building (formerly the PWC Building)	—	61,399
$90 million note payable to Landesbank Schleswig-Hostein Gironzentrale, Kiel; accruing interest at LIBOR plus 115 basis points; currently locked at 2.53% through July 2, 2003 (2.53% at March 31, 2003); requiring interest payments monthly, with principal due at maturity (December 20, 2006); collateralized by the Nestle Building	90,000	90,000
$34.2 million construction loan payable to Bank of America; accruing interest at LIBOR plus 200 basis points; requiring interest payments monthly and principal due at maturity (July 30, 2003); collateralized by the Nissan Building(1)	—	23,149
$13.7 million construction loan payable to Bank of America; accruing interest at LIBOR plus 200 basis points (3.30% at March 31, 2003); requiring interest payments monthly, with principal due at maturity (January 29, 2004); collateralized by the Kerr-McGee Property(2)	7,435	4,038
$8.8 million note payable to Prudential; accruing interest at 8%; requiring interest and principal payments monthly with any unamortized principal due at maturity (December 15, 2003); collateralized by the BMG Buildings	8,651	8,709
$2.9 million note payable to Prudential; accruing interest at 8.5%; requiring interest payments monthly with principal due at maturity (December 15, 2003); collateralized by the BMG Buildings	2,900	2,900

Total borrowings	$108,986	$248,195

(1)	The Company repaid this loan in March 2003, upon substantial completion of the construction of the property. At that time, the Company terminated the interest rate swap at a cost of $0.3 million, which was reclassified from other comprehensive income to interest expense.

(2)	The Company has entered into an interest rate swap for this construction loan. The swap has the effect of fixing the interest rate at 4.27% through July 15, 2003.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

5. Related-Party Transactions

Advisory Agreement

The Company has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to specified fees upon the completion of certain services with regard to the offering of shares to the public and investment of funds in real estate projects. The current Advisory Agreement dated January 30, 2002, has been temporarily extended by the board of directors until May 19, 2003.

Under the terms of the agreement, the Advisor receives the following fees and reimbursements:

•	Acquisition and advisory fees and expenses of 3.5% of gross offering proceeds, subject to certain limitations;

•	Reimbursement of organization and offering costs paid on behalf of the Company, not to exceed 3% of gross offering proceeds;

•	Disposition fee of 50% of the lesser of a competitive real estate commission or 3% of the sales price of the property, subordinated to the payment of dividends to shareholders equal to the sum of the shareholders’ invested capital plus an 8% return on invested capital;

•	Incentive fee of 10% of net sales proceeds remaining after shareholders have received dividends equal to the sum of the shareholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

Acquisition and advisory fees and expenses incurred for the quarters ended March 31, 2003 and 2002, totaled $14.5 million and $8.8 million, respectively. Organizational and offering costs incurred for the quarters ended March 31, 2003 and 2002, totaled $4.8 million and $1.8 million, respectively. The Company incurred no disposition, incentive or listing fees during the quarters ended March 31, 2003 and 2002.

Administrative Services Reimbursement

The Company has no direct employees. The employees of the Advisor and Wells Management Company, Inc. (“Wells Management”), an affiliate of the Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company. The related expenses are allocated among the Company and the various Wells Real Estate Funds based on time spent on each entity by individual administrative personnel. These expenses are included in general and administrative expenses in the consolidated statements of income. These expenses totaled $1.0 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

Property Management and Leasing Agreements

The Company has entered into a property management and leasing agreement with Wells Management. In consideration for supervising the management and leasing of the Company’s properties, the Company will pay management and leasing fees to Wells Management equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of the net asset value of the properties (excluding vacant properties) owned by the Company. These management and leasing fees are calculated on an annual basis plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. These expenses totaled $2.2 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively.

Dealer Manager Agreement

The Company has entered into a dealer manager agreement with Wells Investment Securities, Inc. (“WIS”), an affiliate of the Advisor, whereby WIS performs the dealer manager function for the Company. For these services, WIS earns fees of 7% of the gross proceeds from the sale of the shares of the Company, most of which are reallowed to participating broker-dealers. Additionally, WIS earns a dealer manager fee of 2.5% of the gross offering proceeds at the time the shares are sold, of which up to 1.5% may be reallowed to participating broker-dealers. WIS has elected, although is not obligated, to reduce the dealer manager fee amount in each period by 2.5% of the gross redemptions under the Company’s share redemption plan. During the three months ended March 31, 2003 and 2002, the Company incurred commissions of $29.9 million and $17.9 million, respectively, of which more than 99% was reallowed to participating broker-dealers. Dealer manager fees of $10.3 million and $6.3 million were incurred for the quarters ended March 31, 2003 and 2002, respectively. Of these amounts, $5.0 million and $2.0 million were reallowed to participating broker-dealers for the quarters ended March 31, 2003 and 2002, respectively.

Due From Affiliates

Due from affiliates included in the consolidated balance sheets primarily represents the Company’s share of the cash to be distributed from its joint venture investments for the first quarter of 2003 and the fourth quarter 2002 and other amounts payable to the Company from other related parties.

Conflicts of Interest

The Advisor also is a general partner in various Wells Real Estate Funds. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner for Wells Real Estate Funds, may be in competition with the Company in connection with property acquisitions or for tenants in similar geographic markets.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

6. Consolidated Statement of Cash Flows Supplemental Information

	For the three months ended March 31,
	2003	2002
SUPPLEMENTAL INFORMATION:
Interest paid during the period, including amounts capitalized	$3,188	$493

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Deferred project costs applied to real estate assets	$10,853	$4,080

Deferred project costs due to affiliate	$1,224	$496

Deferred offering costs due to affiliate	$—	$245

Other offering expenses due to affiliate	$4,061	$142

Acquisition of intangible lease liability	$385	$—

Dividends payable	$7,252	$3,657

Due from affiliates	$1,968	$1,805

7. Commitments and Contingencies

Take Out Purchase and Escrow Agreement

The Advisor and its affiliates have developed a program (the “Wells Section 1031 Program”) involving the acquisition by a subsidiary of Wells Management Company (“Wells Exchange”) of income-producing commercial properties and the formation of a series of single member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties to be owned in co-tenancy arrangements with persons (“1031 Participants”) who are seeking to invest the proceeds from a sale of real estate held for investment in another real estate investment for purposes of qualifying for like-kind exchange treatment under Section 1031 of the Internal Revenue Service Code. The acquisition of each of the properties acquired by Wells Exchange will be financed by a combination of permanent first mortgage financing and interim loan financing obtained from institutional lenders.

Following the acquisition of each property, Wells Exchange will attempt to sell co-tenancy interests to 1031 Participants, the proceeds of which will be used to repay a prorata portion of the interim financing. In consideration for the payment of a take out fee to the Company and following approval of the potential property acquisition by the Company’s board of directors, it is anticipated that the Company will enter into a take out purchase and escrow agreement or similar contract providing that, if Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, the Company will purchase, at Wells Exchange’s cost, any co-tenancy interests remaining unsold at the end of the offering period.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

In consideration for the payment of a take out fee in the amount of approximately $0.2 million, on December 31, 2002, Wells OP entered into a take out purchase and escrow agreement providing, among other things, that Wells OP would be obligated to acquire, at Wells Exchange’s cost ($0.4 million in cash plus $0.4 million of assumed debt for each 2.9994% interest of co-tenancy interest unsold), any unsold co-tenancy interests in two buildings known as Meadow Brook Corporate Park located in Birmingham, Alabama, which remain unsold at the expiration of the offering of Wells Exchange on September 30, 2003.

The obligations of Wells OP under the take out purchase and escrow agreement are secured by reserving against Well OP’s existing line of credit with Bank of America, N.A. (the “Interim Lender”). If, for any reason, Wells OP fails to acquire any of the co-tenancy interests in Meadow Brook Corporate Park which remain unsold as of September 30, 2003, or there is otherwise an uncured default under the interim loan or the line of credit documents, the Interim Lender is authorized to draw down Wells OP’s line of credit in the amount necessary to pay the outstanding balance of the interim loan in full, in which event the appropriate amount of co-tenancy interest in Meadow Brook Corporate Park would be deeded to Wells OP. Wells OP’s maximum economic exposure in the transaction was initially $14.0 million in cash plus assumption of the first mortgage financing in the amount of $13.9 million. As of March 31, 2003, due to the number of co-tenancy interests sold in Meadow Brook Corporate Park through such date, Wells OP’s maximum exposure has been reduced to $6.7 million in cash plus the assumption of the first mortgage financing in the amount of $6.7 million.

Letters of Credit

At March 31, 2003, the Company had three unused letters of credit totaling approximately $19.7 million outstanding from financial institutions, consisting of letters of credit of approximately $14.5 million, $4.8 million and $0.4 million with expiration dates of February 28, 2004; August 12, 2003; and February 2, 2004, respectively. These amounts are not recorded in the accompanying consolidated balance sheet as of March 31, 2003. These letters of credit were required by three unrelated parties to ensure completion of the Company’s obligations under certain earn-out and construction agreements. The Company does not anticipate a need to draw on these letters of credit.

Properties Under Contract

At March 31, 2003, the Company has a contract to acquire a third building at the ISS Atlanta Buildings development upon completion of construction (expected in June 2003) for a fixed purchase price of $10.0 million.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, the Company may be obligated to expend certain amounts of capital to expand an existing property, construct on adjacent property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At March 31, 2003, no tenants have exercised such options.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

Properties Under Construction

As of March 31, 2003, the Company had executed construction agreements with unrelated third parties for the purpose of constructing two buildings. The table below details the status of the properties under construction as of March 31, 2003:

Property	Total Projected Cost	Construction Costs to Date	Expected Future Costs	Expected Completion Date	Primary Source of Funds
Kerr-McGee	$15.8 million	$9.7 million	$6.1 million	July 2003	Debt
AmeriCredit—Phoenix	$24.7 million	$18.9 million	$5.8 million	April 2003	Investor Proceeds

Earn-out Agreements

As part of the acquisition of the IRS Building, the Company entered into an agreement to pay the seller an additional $14.5 million if the Company or the seller locates a suitable tenant and leases the vacant space of the building within 18 months after the date of acquisition of the property, or March 2004. If the space is not leased within this time, the Company is released from any obligation to pay this additional purchase consideration. The 26% of the building that was vacant at the time of acquisition remains unleased at March 31, 2003.

In connection with the acquisition of the East Point I and II Buildings, the Company entered into an earn-out agreement whereby the Company is required to pay the seller certain amounts for each new, fully executed lease after the date of acquisition of the property but on or before March 31, 2004. Payments shall be the anticipated first year’s annual rent less operating expenses with the sum divided by 0.105 and the result reduced by tenant improvement costs related to the space.

Leasehold Property Obligations

The ASML, Motorola Tempe, Avnet and Bellsouth Ft. Lauderdale Buildings are subject to certain ground leases with expiration dates of 2082, 2082, 2083 and 2049, respectively.

Pending Litigation

In the normal course of business, the Company may become subject to litigation or claims. In November 2002, the Company contracted to purchase an office building located in Ramsey County, Minnesota, from Shoreview Associates LLC (“Shoreview”), who filed a lawsuit against the Company in Minnesota state court alleging that Shoreview was entitled to the $0.8 million in earnest money the Company had deposited under the contract. The Company has filed a counterclaim in the case asserting that the Company is entitled to the $0.8 million earnest money deposit. Procedurally, the Company had the case transferred to U.S. District Court in Minnesota, and Shoreview has moved to transfer the case back to state court. The dispute currently remains in litigation. After consultation with legal counsel, management does not believe that a reserve for a loss contingency is necessary.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

8. Subsequent Events

Sale of Shares of Common Stock

From April 1, 2003 through April 30, 2003, the Company has raised approximately $179.2 million through the issuance of 17.9 million shares of common stock of the Company.

Property Acquisitions

On April 30, 2003, the Company purchased the Citicorp Englewood Cliffs, NJ Building, a three-story office building containing approximately 410,000 rentable square feet located in Englewood Cliffs, New Jersey, for a purchase price of $70.5 million, excluding closing costs and acquisition and advisory fees and expenses paid to the Advisor. The building is leased entirely to Citicorp North America, Inc., a wholly-owned subsidiary of Citicorp, Inc.

On May 1, 2003, the Company purchased the US Bancorp Minneapolis Building, a 32-story office building containing approximately 929,694 rentable square feet located in Minneapolis, Minnesota, for a purchase price of $174.0 million, excluding closing costs and acquisition and advisory fees and expenses paid to the Advisor. The building is approximately 99% leased under leases to various tenants with varying terms, including US Bancorp Piper Jaffray Companies, Inc., which leases approximately 77% of the building.

On May 9, 2003, the Company purchased the AON Center Chicago, an 83-story office building containing approximately 2.6 million rentable square feet located in Chicago, Illinois, for a purchase price of approximately $465.2 million, excluding closing costs and acquisition and advisory fees and expenses paid to the Advisor. The building is approximately 92% leased under leases to various tenants with varying lease terms, including BP Corporation North America, Inc., DDB Needham Chicago, Inc., and Kirkland & Ellis which collectively lease approximately 54% of the building.

On May 9, 2003, the Company acquired the GMAC Detroit Building, a three-story office building containing approximately 119,122 square feet located in Auburn Hills, Michigan, for a purchase price of approximately $17.8 million, excluding closing costs and acquisition and advisory fees and expenses paid to the Advisor. The building is approximately 86% leased to the GMAC Corporation and Delmia Corporation. For the remaining approximately 14% of the building, the Company is required to pay the seller certain amounts for each new, fully executed lease entered into after the date of acquisition of the building but on or before November 8, 2004. Payments are calculated by dividing the sum of the anticipated first year’s annual rent less operating expenses by 0.095, with the result being reduced by tenant improvement costs related to the space.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

Line of Credit

On April 23, 2003, the Company entered into a $500 million unsecured revolving credit facility with a consortium of banks. The agreement expires in April 2005 and replaced the $110 million line of credit with Bank of America. The Company paid up-front commitment fees totaling $2.3 million to the lenders based on each financial institution’s relative commitment level. The agreement contains alternative borrowing arrangements that provide for interest costs based on LIBOR plus up to 1.625%, or certain other alternative rates. Additionally, the Company is required to pay a quarterly facility fee of .25% per annum on the entire amount of this credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto.

Forward Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete certain projects, anticipated cash distributions to shareholders in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in the report, which include changes in general economic conditions, changes in real estate conditions, construction costs which may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, inability to invest in properties on a timely basis or in properties that would provide targeted rates of return and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

REIT Qualification

We have made an election under Section 856 of the Internal Revenue Code to be taxed as a REIT beginning with our taxable year ended December 31, 1998. As a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially, adversely affect our financial position and results of operations. However, management believes that we are organized and operate in a manner which will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2003. In addition, we intend to continue to operate to remain qualified as a REIT for federal income tax purposes.

Liquidity and Capital Resources

During the three months ended March 31, 2003, we received aggregate gross offering proceeds of $426.8 million from the sale of 42.7 million shares of our common stock. After incurring costs of $14.4 million in

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

acquisition and advisory fees and acquisition expenses, $45.0 million in selling commissions and organization and offering expenses and common stock redemptions of $12.9 million pursuant to our share redemption program, we raised net offering proceeds of $354.5 million during the three months ended March 31, 2003.

During the three months ended March 31, 2002, we received aggregate gross offering proceeds of $255.7 million from the sale of 25.7 million shares of our common stock. After incurring costs of $8.9 million in acquisition and advisory fees and acquisition expenses, $27.1 million in selling commissions and organizational and offering expenses and common stock redemptions of $3.0 million pursuant to our share redemption program, we raised net offering proceeds of $216.7 million during the three months ended March 31, 2002.

The significant increase in capital resources available to us is due to significantly increased sales of our common stock during the first quarter of 2003. After payment of the costs described above associated with the sale of shares of common stock and acquisitions of properties, we have $108.6 million available for investment in real estate assets as of March 31, 2003.

As of March 31, 2003, we owned interests in 74 real estate properties either directly or through our interests in joint ventures located throughout the United States. Our real estate investment policies are to identify and invest in high-grade commercial office and industrial buildings located in densely populated metropolitan markets which are newly constructed, under construction or which have been previously constructed and have operating histories. However, we are not limited to such investments. We expect to continue to acquire commercial properties which meet our standards of quality in terms of the real estate and the creditworthiness of the tenants.

We have developed specific standards for determining creditworthiness of potential tenants of our properties in order to reduce the risk of tenant default. Although authorized to enter into leases with any type of tenant, we anticipate that a majority of our tenants will be large corporations or other entities which have a net worth in excess of $100 million or whose lease obligations are guaranteed by another corporation or entity with a net worth in excess of $100 million.

Creditworthy tenants of the type we target are becoming more and more highly valued in the marketplace and, accordingly, there is increased competition in acquiring properties with these creditworthy tenants. As a result, the purchase prices for such properties have increased with corresponding reductions in cap rates and returns on investment. In addition, changes in market conditions have caused us to add to our internal procedures for ensuring the creditworthiness of our tenants before entering into any commitment to buy a property. We continue to remain steadfast in our commitment to invest in quality properties that will produce quality income for our shareholders.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

Dividends during the three months ended March 31, 2003, were $39.7 million compared to $17.6 million during the three months ended March 31, 2002. For each $10 share of our common stock, our board of directors declared dividends for the period December 16, 2002 through March 15, 2003, at an annualized percentage rate of return of 7.0% compared to an annualized percentage rate of return of 7.75% for the period December 16, 2001 through March 15, 2002. The reduction of the annualized percentage rate of return for the dividends resulted from the higher value placed on our type of properties and the additional time it now takes in the acquisition process for us to assess tenant creditworthiness and, therefore, invest proceeds in properties.

Our board of directors has declared dividends for the period March 16, 2003, through June 15, 2003, at an annualized percentage rate of return of 7.0%. Second quarter dividends are calculated on a daily record basis of $0.001902 (0.1902 cents) per day per share on the outstanding shares of our common stock payable to shareholders of record as shown on our books at the close of business on each day during the period commencing on March 16, 2003, and continuing on each day thereafter through and including June 15, 2003.

The payment of dividends in the future will generally be dependent upon the cash flows from operating the properties currently owned and acquired in future periods, our financial condition, amounts paid for properties acquired, the timing of property acquisitions, capital expenditure requirements and distribution requirements in order to maintain our REIT status under the Internal Revenue Code.

Subsequent to March 31, 2003, we obtained an additional variable rate unsecured line of credit in the amount of $500 million to provide us with increased flexibility for funding acquisitions at times when real estate investments are available at appropriate prices but sufficient offering proceeds to fund such acquisitions have not been raised.

Cash Flows From Operating Activities

Our net cash provided by operating activities was $38.7 million and $13.5 million for the three months ended March 31, 2003 and 2002, respectively. The increase in net cash provided by operating activities was due primarily to the net income generated by $1.4 billion of additional properties acquired during 2002 and $115.8 million of properties acquired during the three months ended March 31, 2003. We do not recognize in operations the full effect from the properties during the year of acquisition, as the operations of the properties are only included in operations from the date of acquisition. Operating cash flows are expected to increase as we acquire additional properties in future periods and as we obtain the benefit of a full quarter of operations for properties acquired during the three months ended March 31, 2003.

Cash Flows Used In Investing Activities

Our net cash used in investing activities was $151.9 million and $112.2 million for the three months ended March 31, 2003 and 2002, respectively. The increase in net cash used in investing activities was due primarily to greater investments in properties and the payment of the related deferred project costs resulting from raising a greater amount of offering proceeds. Our investments in real estate assets and intangible lease assets and payment of acquisition and advisory costs totaled $153.6 million and $113.5 million for the three months ended March 31, 2003 and 2002, respectively. The cash outflow from the investments in properties and the payment of deferred project costs were partially offset by distributions from joint ventures of $1.8 million and $1.7 million during the three months ended March 31, 2003 and 2002, respectively. The increase

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

in distributions from joint ventures is primarily due to additional investment in joint ventures during the fourth quarter of 2002.

Cash Flows From Financing Activities

Our net cash provided by financing activities was $185.8 million and $210.1 million for the three months ended March 31, 2003 and 2002, respectively. The raising of additional capital increased to $426.8 million during the three months ended March 31, 2003, as compared to $255.7 million during the three months ended March 31, 2002. The amounts raised were partially offset by the payment of commissions and offering costs totaling $49.2 million and $27.9 million and redemptions of $13.0 million and $3.0 million during the three months ended March 31, 2003 and 2002, respectively.

Additionally, we obtained funds from financing arrangements totaling $5.2 million and $2.9 million and made debt repayments of $144.4 million and $0 during the three months ended March 31, 2003 and 2002, respectively, based on the availability and need of cash for investment in real estate assets during the period. Primarily as a result of the increased cash flow from operations, during the three months ended March 31, 2003 and 2002, we paid dividends of $39.7 million and $17.6 million, respectively.

Results of Operations

As of March 31, 2003, our 74 real estate properties were 98% leased. Our results of operations have changed significantly for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, generally as result of the acquisition of approximately $1.4 billion of real estate assets during the year ended December 31, 2002, and an additional $115.8 million of real estate assets acquired during the three months ended March 31, 2003. We expect that rental income, tenant reimbursements, depreciation expense, operating expenses, management and leasing fees and net income will each increase in future periods as a result of owning the assets acquired during the three months ended March 31, 2003, for an entire quarter and as a result of anticipated future acquisitions of real estate assets. Due to the average remaining terms of the long-term leases currently in place at our properties, management does not anticipate significant changes in near-term rental revenues from properties currently owned.

Rental income increased by $36.6 million, during the first quarter of 2003, from $16.7 million for the three months ended March 31, 2002, to $53.3 million for the three months ended March 31, 2003. Tenant reimbursements were $9.6 million and $4.4 million for the three months ended March 31, 2003 and 2002, respectively, for an increase of $5.2 million. The increases were primarily due to the rental income and tenant reimbursements for properties acquired subsequent to March 31, 2002, which totaled $35.0 million and $5.3 million, respectively, for the three months ended March 31, 2003. Revenues in future periods are expected to increase compared to historical periods as additional properties are acquired.

Our equity in income of joint ventures was $1.3 million and $1.2 million for the three months ended March 31, 2003 and 2002, respectively. Equity in income of joint ventures is not anticipated to change significantly in future periods unless we invest additional proceeds in future joint venture investments.

Depreciation expense for the three months ended March 31, 2003 and 2002, was $19.2 million and $5.7 million, respectively comprising approximately 36% and 34% of rental income for the respective three month periods. The change in the percentages between periods is generally due to a change in the applicable cost of the real estate assets compared to the revenues generated by the real estate assets. Depreciation expense relating to assets acquired after March 31, 2002, was $12.9 million. Depreciation expense is expected to

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

increase in future periods as additional properties are acquired, however should remain consistent as a percentage of revenues unless the relationship between the cost of the assets and the revenues earned changes.

Property operating costs were $15.2 million and $5.0 million for the three months ended March 31, 2003 and 2002, respectively, representing approximately 24% of the sum of the rental income and tenant reimbursements for each three month period. Property operating costs for the properties acquired subsequent to March 31, 2002, were $9.1 million for the three months ended March 31, 2003. Property operating costs are expected to increase as more properties are acquired, but expenses should remain relatively consistent as a percentage of the sum of rental income and tenant reimbursements.

Management and leasing fees expenses were $2.3 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively, representing approximately 4% of the sum of the rental income and tenant reimbursements for each three month period. Management and leasing fees for properties acquired after March 31, 2002, were $1.3 million for the three months ended March 31, 2003. Management and leasing fees are expected to increase as additional properties are acquired but, as a percentage of the sum of rental income and tenant reimbursements, should remain relatively consistent with historical results.

General and administrative expenses increased from $0.5 million for the three months ended March 31, 2002, to $1.6 million for the three months ended March 31, 2003, representing approximately 2% of the total revenues for each three month period. General and administrative expenses are expected to increase in future periods as our assets continue to increase as additional properties are acquired, but are expected remain relatively constant as a percentage of total revenues.

Interest expense was $2.6 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively. Interest expense of $1.0 and $0.4 million for the three months ended March 31, 2003 and 2002, respectively, was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings, which is offset by the interest income associated with the bonds, which results in no net impact on our operating results. The remaining $1.6 million and $0.2 million is due to the interest on our outstanding borrowings for each period. We had significantly more borrowings outstanding during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, resulting in a significant increase in the interest expense between the two periods. Interest expense in future periods will be dependent upon the amount of borrowings outstanding during those periods and current interest rates. Historical results may not be indicative of interest expense in future periods.

Earnings per share for the three months ended March 31, 2003, decreased to $0.10 per share compared to $0.11 per share for the three months ended March 31, 2002. This decrease is primarily a result of the higher cost of investments in real estate assets resulting in lower revenues and higher depreciation expense as a percentage of the cost of those assets, as described above.

Funds From Operations

Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), generally means net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”) excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. Management believes that FFO is helpful to investors as a measure of the performance of an equity REIT. However, our calculation of FFO, while consistent with NAREIT’s definition, may not be comparable to similarly titled measures presented by other REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and should

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following table reflects the calculation of FFO for the three month periods ended March 31, 2003 and 2002:

	For the three months ended March 31,
	2003	2002
Funds from operations:
Net income	$24,364	$10,780
Add:
Depreciation of real estate assets	19,218	5,744
Amortization of deferred leasing costs	78	73
Depreciation and amortization—unconsolidated investments in joint ventures	785	706

Funds from operations (FFO)	$44,445	$17,303

Weighted average shares
Basic and diluted	233,247	95,130

In order to recognize revenues on a straight line basis over the terms of the respective leases, we recognized straight line rental revenue of $0.8 million and $1.0 million during the three months ended March 31, 2003 and 2002, respectively.

Amortization of the intangible lease assets and liabilities resulted in a net increase in rental revenue of $0.5 million for the three months ended March 31, 2003.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

The critical accounting policies outlined below have been discussed with members of our audit committee. There have been no significant changes in the critical accounting policies, methodology, or assumptions in the current period.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant Improvements	Lease term

In the event that inappropriate useful lives or methods are used for depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate assets to the fair value and recognize an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held by us and any unconsolidated joint ventures at March 31, 2003.

Projections of expected future cash flows requires us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of our real estate assets and net income.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

Intangible Lease Asset/Liability

We determine whether an intangible asset or liability related to above or below market leases was acquired as part of the acquisition of the real estate assets. The intangible assets and liabilities are recorded at their estimated fair market values at the date of acquisition and amortized over the remaining term of the respective lease to rental income.

The determination of the estimated fair values of the intangible lease asset or liability requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. If inappropriate estimates with regard to these variables are used, misclassification of assets or liabilities and incorrect calculation of depreciation amounts would occur, which would misstate our net income.

Commitments and Contingencies

Take Out Purchase and Escrow Agreement

The Advisor and its affiliates have developed a program (the “Wells Section 1031 Program”) involving the acquisition by a subsidiary of Wells Management Company (“Wells Exchange”) of income-producing commercial properties and the formation of a series of single member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties to be owned in co-tenancy arrangements with persons (“1031 Participants”) who are seeking to invest the proceeds from a sale of real estate held for investment in another real estate investment for purposes of qualifying for like-kind exchange treatment under Section 1031 of the Internal Revenue Service Code. The acquisition of each of the properties acquired by Wells Exchange will be financed by a combination of permanent first mortgage financing and interim loan financing obtained from institutional lenders.

Following the acquisition of each property, Wells Exchange will attempt to sell co-tenancy interests to 1031 Participants, the proceeds of which will be used to repay a prorata portion of the interim financing. In consideration for the payment of a take out fee to us and following approval of the potential property acquisition by our board of directors, it is anticipated that we will enter into a take out purchase and escrow agreement or similar contract providing that, if Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, we will purchase, at Wells Exchange’s cost, any co-tenancy interests remaining unsold at the end of the offering period.

In consideration for the payment of a take out fee in the amount of approximately $0.2 million, on December 31, 2002, Wells OP entered into a take out purchase and escrow agreement providing, among other things, that we would be obligated to acquire, at Wells Exchange’s cost ($0.4 million in cash plus $0.4 million of assumed debt for each 2.9994% interest of co-tenancy interest unsold), any unsold co-tenancy interests in two buildings known as Meadow Brook Corporate Park located in Birmingham, Alabama, which remain unsold at the expiration of the offering of Wells Exchange on September 30, 2003.

Our obligations under the take out purchase and escrow agreement are secured by reserving against our existing line of credit with Bank of America, N.A. (the “Interim Lender”). If, for any reason, we fail to acquire any of the co-tenancy interests in Meadow Brook Corporate Park which remain unsold as of September 30, 2003, or there is otherwise an uncured default under the interim loan or the line of credit documents, the Interim Lender is authorized to draw down our line of credit in the amount necessary to pay the outstanding balance of the interim loan in full, in which event the appropriate amount of co-tenancy interest in

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

Meadow Brook Corporate Park would be deeded to us. Our maximum economic exposure in the transaction was initially $14.0 million in cash plus assumption of the first mortgage financing in the amount of $13.9 million. As of March 31, 2003, due to the number of co-tenancy interests sold in Meadow Brook Corporate Park through such date, our maximum exposure has been reduced to $6.7 million in cash plus the assumption of the first mortgage financing in the amount of $6.7 million.

Letters of Credit

At March 31, 2003, we had three unused letters of credit totaling approximately $19.7 million outstanding from financial institutions, consisting of letters of credit of approximately $14.5 million, $4.8 million and $0.4 million with expiration dates of February 28, 2004; August 12, 2003; and February 2, 2004, respectively. These amounts are not recorded in the accompanying consolidated balance sheet as of March 31, 2003. These letters of credit were required by three unrelated parties to ensure completion of our obligations under certain earn-out and construction agreements. We do not anticipate a need to draw on these letters of credit.

Properties Under Contract

At March 31, 2003, we have a contract to acquire a third building at our ISS Atlanta Buildings development upon completion of construction (expected in June 2003) for a fixed purchase price of $10.0 million.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, we may be obligated to expend certain amounts of capital to expand an existing property, construct on adjacent property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At March 31, 2003, tenants have exercised no such options.

Properties Under Construction

As of March 31, 2003, we have executed construction agreements with unrelated third parties for the purpose of constructing two buildings. The table below details the status of the properties under construction as of March 31, 2003:

Property	Total Projected Cost	Construction Costs to Date	Expected Future Costs	Expected Completion Date	Primary Source of Funds
Kerr-McGee	$15.8 million	$9.7 million	$6.1 million	July 2003	Debt
AmeriCredit —Phoenix	$24.7 million	$18.9 million	$5.8 million	April 2003	Investor Proceeds

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

Earn-out Agreements

As part of the acquisition of the IRS Building, we entered into an agreement to pay the seller an additional $14.5 million if we or the seller locates a suitable tenant and leases the vacant space of the building within 18 months after the date of acquisition of the property, or March 2004. If the space is not leased within this time, we are released from any obligation to pay this additional purchase consideration. The 26% of the building that was unleased at the time of acquisition remains unleased at March 31, 2003.

In connection with the acquisition of East Point I and II Buildings, we entered into an earn-out agreement whereby we are required to pay the seller certain amounts for each new, fully executed lease after the date of acquisition of the property but on or before March 31, 2004. Payments shall be the anticipated first year’s annual rent less operating expenses with the sum divided by 0.105 and the result reduced by tenant improvement costs related to the space.

Leasehold Property Obligations

The ASML, Motorola Tempe, Avnet, and Bellsouth Ft. Lauderdale Buildings are subject to certain ground leases with expiration dates of 2082, 2082, 2083 and 2049, respectively.

Pending Litigation

In the normal course of business, we may become subject to litigation or claims. In November 2002, we contracted to purchase an office building located in Ramsey County, Minnesota, from Shoreview Associates LLC (“Shoreview”), who filed a lawsuit against us in Minnesota state court alleging that Shoreview was entitled to the $0.8 million in earnest money that we had deposited under the contract. We have filed a counterclaim in the case asserting that we are entitled to the $0.8 million earnest money deposit. Procedurally, we had the case transferred to U.S. District Court in Minnesota, and Shoreview has moved to transfer the case back to state court. The dispute currently remains in litigation. After consultation with legal counsel, we do not believe that a reserve for a loss contingency is necessary.

Related Party Transactions and Agreements

We have entered into agreements with the Advisor and its affiliates, whereby we pay certain fees or reimbursements to the Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions dealer manager fees, property management and leasing fees and reimbursement of operating costs. See Note 5 to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Conflicts of Interest

The Advisor is also a general partner in and advisor to various Wells Real Estate Funds. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner for Wells Real Estate Funds, may be in competition with us in connection with property acquisitions or for tenants in similar geographic markets.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

Subsequent Events

Sale of shares of the Company’s Common Stock

From April 1, 2003 through April 30, 2003, we have raised approximately $179.2 million through the issuance of approximately 17.9 million shares of common stock in the Company.

Property Acquisitions

On April 30, 2003, we purchased the Citicorp Englewood Cliffs, NJ Building, a three-story office building containing approximately 410,000 rentable square feet located in Englewood Cliffs, New Jersey, for a purchase price of $70.5 million, excluding closing costs and acquisition and advisory fees and expenses paid to the Advisor. The building is leased entirely to Citicorp North America, Inc., a wholly-owned subsidiary of Citicorp, Inc.

On May 1, 2003, we purchased the US Bancorp Minneapolis Building, a 32-story office building containing approximately 929,694 rentable square feet located in Minneapolis, Minnesota, for a purchase price of $174.0 million, excluding closing costs and acquisition and advisory fees and expenses paid to the Advisor. The building is approximately 99% leased under leases to various tenants with varying terms, including US Bancorp Piper Jaffray Companies, Inc. which leases approximately 77% of the building.

On May 9, 2003, we purchased the AON Center Chicago, an 83-story office building containing approximately 2.6 million rentable square feet located in Chicago, Illinois, for a purchase price of approximately $465.2 million, excluding closing costs and acquisition and advisory fees and expenses paid to the Advisor. The building is approximately 92% leased under leases to various tenants with varying lease terms, including BP Corporation North America, Inc., DDB Needham Chicago, Inc., and Kirkland & Ellis which collectively lease approximately 54% of the building.

On May 9, 2003, we acquired the GMAC Detroit Building, a three-story office building containing approximately 119,122 square feet located in Auburn Hills, Michigan, for a purchase price of approximately $17.8 million, excluding closing costs and acquisition and advisory fees and expenses paid to the Advisor. The building is approximately 86% leased to the GMAC Corporation and Delmia Corporation. For the remaining approximately 14% unleased portion of the building, we are required to pay the seller certain amounts for each new, fully executed lease entered into after the date of acquisition of the building but on or before November 8, 2004. Payments are calculated by dividing the sum of the anticipated first year’s annual rent less operating expenses by 0.095 and the result reduced by tenant improvement costs related to the space.

Line of Credit

On April 23, 2003, the Company entered into a $500 million unsecured revolving credit facility with a consortium of banks. The agreement expires in April 2005 and replaced the $110 million line of credit with Bank of America. The Company paid up-front commitment fees totaling $2.3 million to the lenders based on each financial institution’s relative commitment level. The agreement contains alternative borrowing arrangements that provide for interest costs based on LIBOR plus up to 1.625% or lower, or certain other alternative rates. Additionally, the Company is required to pay a quarterly facility fee of .25% per annum on the entire amount of this credit facility.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to interest rate risk primarily as a result of our debt facilities, which are generally short term in nature. These facilities are primarily used to fund investment of real estate assets when real estate asset investments are available at appropriate prices that meet our investment criteria, yet we have not raised sufficient investor proceeds to fund the acquisition. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low level of overall borrowings. To achieve our objectives, we generally borrow at variable rates with the lowest margins available, but also enter into fixed rate facilities in some cases. We may enter into interest rate swaps, caps or other arrangements in order to mitigate interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

The table below presents the principal amounts, in thousands, and weighted average interest rates by calendar year of expected maturity to assess our sensitivity to interest rate changes as of March 31, 2003.

	2003	2004	2005	2006	Thereafter
Maturing debt:
Variable rate debt	—	$7,435	—	$90,000	—
Fixed rate debt	$11,551	—	—	—	—
Average interest rate on debt:
Variable rate debt	—	3.30%	—	2.53%	—
Fixed rate debt	8.13%	—	—	—	—

Fair value of our debt approximates its carrying amount.

Approximately $97.4 million, or 89%, of our debt facilities at March 31, 2003, are subject to variable rates. The weighted average interest rate on the variable rate debt at March 31, 2003, was 2.59%. The variable rate debt is based on LIBOR plus a specified margin of 175 basis points or 200 basis points for each debt facility. An increase in the variable interest rate on the variable rate facilities constitutes a market risk.

We have entered into an interest rate swap agreement related to the $7.4 million outstanding on the $13.7 million construction loan (Note 4). The construction loan incurs interest at LIBOR plus 200 basis points, and the swap agreement exchanges this obligation in return for the obligation to pay a fixed amount of 4.27% on the $7.4 million outstanding at March 31, 2003. Such an agreement not only limits our exposure to increases in interest rate risks, but also prohibits us from benefiting from any decreases in interest rates.

We do not believe there is any exposure to increases in interest rate risk related to the capital lease obligations of $54.5 million at March 31, 2003, as the obligations are at fixed interest rates and we also own the related bonds. These amounts have been excluded from the tables above.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

Subsequent to March 31, 2003, we obtained an additional variable rate unsecured line of credit in the amount of $500 million, which replaces the existing $110 million line of credit, to provide us with increased flexibility for funding acquisitions at times when real estate investments are available at appropriate prices but sufficient offering proceeds to fund such acquisitions have not been raised. The arrangement allows for increased availability of debt and increases our exposure to increases in interest rates, to the extent that amounts are drawn from the line of credit.

ITEM	4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of the evaluation.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

There were no material legal proceedings instituted against the Company or known to be contemplated by governmental authorities involving us during the period requiring disclosure under Item 103 of Regulation S-K.

ITEM	2. CHANGE IN SECURITIES AND USE OF PROCEEDS

No securities that are not registered under the Securities Act of 1933 have been sold by the Company.

ITEM	3. DEFAULTS UPON SECURITIES

There have been no defaults with respect to any of the Company’s indebtedness.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote by security holders during the quarter ended March 31, 2003.

ITEM	5. OTHER INFORMATION

As our common stock is currently not listed on a national exchange, there is no public market for the trading of our shares. Consequently, our shares are illiquid and there is the risk that a shareholder may not be able to sell our stock at an acceptable time and price.

In order for NASD members and their associated persons to participate in the offering and sale of shares of common stock pursuant to the fourth offering or any future offering of our shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to shareholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to our prospectus, we indicated that the Advisor would prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares shall be deemed to be $10 per share. The basis for this valuation is the fact that we are currently engaged in a public offering of our shares at the price of $10 per share. However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that shareholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Moreover, we have not performed an evaluation of our properties; as such, this valuation is not based upon the value of the properties, nor does it represent the amount shareholders would receive if the properties were sold and the proceeds distributed to shareholders in a liquidation, which amount would most likely be less than $10 per share, because at the time we are purchasing our properties, the amount of funds available for investment in properties is reduced by the approximately 15% to 16% of offering proceeds raised, which are used to pay selling commissions and dealer manager fees, organization and offering expenses and acquisition and advisory fees, as described in more detail in our annual report and prospectus. As a result, so long as we are still in the process of raising significant new funds and acquiring new properties with those funds, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value would be significantly less than the

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

proceeds of our offerings and may not be the best indicator of the value of shares purchased as a long term income producing investment. Instead, we believe that, during periods in which significant amounts of shares are still being offered and sold to investors, the price paid by such investors may better reflect the estimated value of the shares. Accordingly, during the current offering period and for a period of three full fiscal years after we have ceased to sell significant amounts of shares, we expect to continue to use the current offering price of our shares as the estimated per share value reported in our annual reports on Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	The Registrant filed the following Current Reports on Form 8-K during the first quarter of 2003:

(i)	On January 3, 2003, we filed a Current Report on Form 8-K dated December 20, 2002 reporting the acquisition of the Nestle Building;

(ii)	On February 3, 2003, we filed Amendment No. 1 to Current Report on Form 8-K/A dated December 20, 2002 providing the required financial statements relating to the acquisition of the Nestle Building; and

(iii)	On March 12, 2003, we filed a Current Report on Form 8-K dated March 12, 2003 reporting the declaration of the second quarter 2003 dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Treasurer and Principal Financial Officer
Dated:	May 12, 2003

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III
Principal Executive Officer

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit No.	Description

10.1

Agreement of Purchase and Sale for 150 West Jefferson Detroit Building (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on April 14, 2003)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002