Form 10-Q
period 2003-06-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2003-08-13
CIK 1042776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☒    No ☐

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST, INC.,

AND SUBSIDIARIES

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2003 (unaudited)	December 31, 2002
ASSETS:
Real estate assets, at cost:
Land	$342,885	$279,185
Building and improvements, less accumulated depreciation of $107,872 at June 30, 2003, and $63,594 at December 31, 2002	2,575,249	1,683,036
Construction in progress	532	42,746

Total real estate assets	2,918,666	2,004,967
Investments in joint ventures	82,513	83,915
Cash and cash equivalents	59,105	45,464
Rents receivable	26,814	19,321
Deferred project costs	1,864	1,494
Due from affiliates	1,807	1,961
Prepaid expenses and other assets, net	12,656	4,407
Deferred lease acquisition costs, net	11,880	1,638
Intangible lease assets	22,839	12,060
Investment in bonds	54,500	54,500

Total assets	$3,192,644	$2,229,727

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Borrowings	$308,765	$248,195
Obligations under capital leases	54,500	54,500
Intangible lease liabilities	46,249	32,697
Accounts payable and accrued expenses	57,013	24,580
Due to affiliates	5,061	15,975
Dividends payable	9,532	6,046
Deferred rental income	9,379	11,584

Total liabilities	490,499	393,577
Minority interest of unit holder in operating partnership	200	200

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common shares, $.01 par value; 750,000,000 shares authorized, 322,219,052 shares issued and 317,026,812 outstanding at June 30, 2003, and 750,000,000 shares authorized, 217,790,874 shares issued and 215,699,717 shares outstanding at December 31, 2002	3,222	2,178
Additional paid-in capital	2,863,705	1,929,381
Cumulative distributions in excess of earnings	(113,052)	(74,310)
Treasury stock, at cost, 5,192,240 shares at June 30, 2003 and 2,091,157 shares at December 31, 2002	(51,922)	(20,912)
Other comprehensive loss	(8)	(387)

Total shareholders’ equity	2,701,945	1,835,950

Total liabilities, minority interest and shareholders’ equity	$3,192,644	$2,229,727

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
REVENUES:
Rental income	$68,969	$21,834	$122,312	$38,572
Tenant reimbursements	16,457	4,762	26,058	9,177
Equity in income of joint ventures	1,131	1,271	2,392	2,478
Interest income and other income	1,161	1,535	2,315	2,648
Take out fee	—	—	—	134

	87,718	29,402	153,077	53,009

EXPENSES:
Depreciation	25,060	7,159	44,278	12,903
Property operating costs	25,819	6,201	41,039	11,241
Management and leasing fees	3,155	1,004	5,488	1,903
General and administrative	947	592	2,523	1,121
Interest expense	4,752	690	7,400	1,305

	59,733	15,646	100,728	28,473

NET INCOME	$27,985	$13,756	$52,349	$24,536

EARNINGS PER SHARE
Basic and diluted	$0.10	$0.11	$0.20	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	283,903	126,038	258,575	110,886

DIVIDENDS DECLARED PER SHARE	$0.18	$0.19	$0.35	$0.39

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002

AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Retained Earnings	Treasury Stock		Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
BALANCE, December 31, 2001	83,761	$838	$738,236	$(24,181)	$—	(555)	$(5,550)	—	$709,343
Issuance of common stock	134,030	1,340	1,338,953	—	—	—	—	—	1,340,293
Treasury stock purchased	—	—	—	—	—	(1,536)	(15,362)	—	(15,362)
Dividends ($0.76 per share)	—	—	—	(50,129)	(59,854)	—	—	—	(109,983)
Sales commissions and dealer manager fees	—	—	(127,332)	—	—	—	—	—	(127,332)
Other offering costs	—	—	(20,476)	—	—	—	—	—	(20,476)
Components of comprehensive income:
Net income	—	—	—	—	59,854	—	—	—	59,854
Change in value of interest rate swap	—	—	—	—	—	—	—	(387)	(387)

Comprehensive income									59,467

BALANCE, December 31, 2002	217,791	2,178	1,929,381	(74,310)	—	(2,091)	(20,912)	(387)	1,835,950
Issuance of common stock	104,428	1,044	1,043,236	—	—	—	—	—	1,044,280
Treasury stock purchased	—	—	—	—	—	(3,101)	(31,010)	—	(31,010)
Dividends ($0.35 per share)	—	—	—	(38,742)	(52,349)	—	—	—	(91,091)
Sales commissions and dealer manager fees	—	—	(98,423)	—	—	—	—	—	(98,423)
Other offering costs	—	—	(10,489)	—	—	—	—	—	(10,489)
Components of comprehensive income:
Net income	—	—	—	—	52,349	—	—		52,349
Change in value of interest rate swap	—	—	—	—	—	—	—	379	379

Comprehensive income									52,728

BALANCE, June 30, 2003	322,219	$3,222	$2,863,705	$(113,052)	—	(5,192)	$(51,922)	$(8)	$2,701,945

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,349	$24,536
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,392)	(2,478)
Depreciation	44,278	12,903
Amortization of deferred financing costs	1,524	425
Amortization of intangible lease assets/liabilities	(1,095)	—
Amortization of deferred lease acquisition costs	349	151
Changes in assets and liabilities:
Rents receivable	(7,493)	(4,706)
Deferred rental income	(2,205)	352
Accounts payable and accrued expenses	7,961	3,113
Prepaid expenses and other assets, net	(4,799)	(1,018)
Due to/from affiliates	34	(140)

Net cash provided by operating activities	88,511	33,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(770,657)	(259,536)
Contributions to joint ventures	(79)	—
Investment in intangible lease assets	(12,112)	—
Deferred project costs paid	(40,521)	(22,008)
Distributions received from joint ventures	4,009	3,497
Deferred lease acquisition costs paid	(10,234)	(400)

Net cash used in investing activities	(829,594)	(278,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	549,297	7,534
Repayment of borrowings	(601,074)	—
Dividends paid to shareholders	(87,605)	(40,867)
Issuance of common stock	1,044,285	618,276
Treasury stock purchased	(31,010)	(6,673)
Sales commissions and dealer manager fees paid	(96,037)	(58,959)
Other offering costs paid	(18,753)	(6,819)
Deferred financing costs paid	(4,379)	(860)

Net cash provided by financing activities	754,724	511,632

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,641	266,323

CASH AND CASH EQUIVALENTS, beginning of period	45,464	75,586

CASH AND CASH EQUIVALENTS, end of period	$59,105	$341,909

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(unaudited)

1.	ORGANIZATION

General

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”). Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998.

Wells REIT engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed or have operating histories. At June 30, 2003, Wells REIT has invested in commercial office and industrial real estate assets, either directly or through joint ventures with real estate limited partnership programs sponsored by Wells Capital, Inc. (the “Advisor”) or its affiliates.

Wells REIT’s business is conducted through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, and its subsidiaries, and Wells REIT-Independence Square, LLC (“Wells REIT-Independence”), a single member Georgia limited liability company. Wells OP was formed to acquire, develop, own, lease and operate properties on behalf of Wells REIT, directly, through wholly-owned subsidiaries or through joint ventures. Wells REIT-Independence was formed to acquire the NASA building located in Washington, D.C. Wells REIT is the sole general partner in Wells OP and the sole member of Wells REIT-Independence and possesses full legal control and authority over the operations of Wells OP and Wells REIT-Independence. Wells OP, and its subsidiaries, and Wells REIT-Independence comprise Wells REIT’s subsidiaries.

Four offerings of Wells REIT stock have been initiated as follows:

Offering #	Date Commenced	Termination Date	Gross Proceeds	Shares Issued
1	January 30, 1998	December 19, 1999	$132.2 million	13.2 million
2	December 20, 1999	December 19, 2000	$175.2 million	17.5 million
3	December 20, 2000	July 26, 2002	$ 1,283.0 million	128.3 million
4	July 26, 2002	Offering will terminate on or before July 25, 2004	$ 1,631.8 million (through June 30, 2003)	163.2 million (through June 30, 2003)
Total as of June 30, 2003			$ 3,222.2 million	322.2 million

After incurring costs from all offerings of $111.0 million in acquisition and advisory fees and expenses, $304.8 million in selling commissions, $50.5 million in organization and offering expenses to the Advisor, investment in real estate assets and joint ventures of $2,660.0 million and common stock redemptions pursuant to Wells REIT’s share redemption program of $51.9 million, Wells REIT was holding net offering proceeds of approximately $44.0 million available for investment in properties at June 30, 2003.

Wells REIT’s stock is not listed on a national exchange. However, the Wells REIT’s Articles of Incorporation currently require the Wells REIT to begin the process of liquidating its investments and distributing the resulting proceeds to the shareholders if its shares are not listed on a national exchange by January 30, 2008 Wells REIT Articles of Incorporation can only be amended by a proxy vote of Wells REIT’s shareholders.

Basis of Presentation

The consolidated financial statements of Wells REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Independent auditors have not examined these quarterly statements, but in the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Wells REIT’s Form 10-K for the year ended December 31, 2002.

Income Taxes

Wells REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Wells REIT must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to shareholders. As a REIT, Wells REIT generally will not be subject to federal income tax on taxable income that it distributes to its shareholders. If Wells REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants Wells REIT relief under certain statutory provisions. Such an event could materially adversely affect Wells REIT’s net income and net cash available for distribution to shareholders. However, Wells REIT believes that it is organized and operates in such a manner as to qualify for treatment as a REIT and intends to continue to operate in the foreseeable future in such a manner that Wells REIT will remain qualified as a REIT for federal income tax purposes. No provision for federal income taxes has been made in the accompanying consolidated financial statements, as Wells REIT made distributions in excess of its taxable income for the periods presented.

Recent Pronouncements

On January 1, 2002, Wells REIT adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles.” These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles. Wells REIT determines whether an intangible asset or liability related to above or below market leases was acquired as part of the acquisition of real estate assets. The resulting intangible lease assets and liabilities are recorded at their estimated fair market values at the date of acquisition and amortized over the remaining term of the respective lease to rental income. Amortization of the intangible lease assets and liabilities resulted in a net increase in rental revenue of $0.6 million and $1.1 million for the three and six months ended June 30, 2003, respectively.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of Wells REIT’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As Wells REIT’s joint ventures do not fall under the definition of VIEs provided above, we do not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

2.	REAL ESTATE ASSETS

Acquisitions

During the six months ended June 30, 2003, Wells REIT acquired ownership interests in seven properties for a total purchase price of $871.9 million, exclusive of related closing costs and acquisition and advisory fees paid to the Advisor as described below.

East Point I & II

On January 9, 2003, Wells REIT purchased two three-story office buildings containing approximately 187,735 aggregate rentable square feet located in Mayfield Heights, Ohio, for a purchase price of approximately $22.0 million. Progressive Casualty Insurance; Austin, Danaher Power Solutions; and Moreland Management Company occupy approximately 92% of the rentable square feet in the two buildings. The remaining approximately 8% of the rentable square feet is vacant as of June 30, 2003. At closing, Wells REIT entered into an earn-out agreement with the seller with regard to the vacant space that requires Wells REIT to pay the seller certain amounts for each new, fully-executed lease after the date of acquisition but on or before March 31, 2004, relating to the vacant space. Payments are calculated by dividing the anticipated first year’s annual rent less operating expenses 0.105, with the result being reduced by tenant improvement costs related to the space.

150 West Jefferson Detroit

On March 31, 2003, Wells REIT purchased a 25-story office building containing approximately 505,417 rentable square feet located at 150 West Jefferson Avenue, downtown Detroit, Michigan, for a purchase price of approximately $93.8 million. The building is 99% occupied under leases to various tenants with varying lease terms, including Miller, Canfield, Paddock, & Stone; Butzel Long PC; and MCN Energy Group, Inc., which collectively occupy approximately 62% of the building.

Citicorp Englewood Cliffs

On April 30, 2003, Wells REIT purchased the Citicorp Englewood Cliffs, NJ Building, a three-story office building containing approximately 410,000 rentable square feet located in Englewood Cliffs, New Jersey, for a purchase price of $70.5 million. The building is leased entirely to Citicorp North America, Inc., a wholly-owned subsidiary of Citicorp, Inc.

US Bancorp

On May 1, 2003, Wells REIT purchased the US Bancorp Minneapolis Building, a 32-story office building containing approximately 929,694 rentable square feet located in Minneapolis, Minnesota, for a purchase price of $174.0 million. The building is approximately 99% leased under leases to various tenants with varying terms, including US Bancorp Piper Jaffray Companies, Inc., which leases approximately 77% of the building.

AON Center Chicago

On May 9, 2003, Wells REIT purchased the AON Center Chicago Building, an 83-story office building containing approximately 2.6 million rentable square feet located in Chicago, Illinois, for a purchase price of approximately $465.2 million. The building is approximately 92% leased under leases to various tenants with varying lease terms, including BP Corporation North American, Inc., DDB Needham Chicago, Inc., and Kirkland & Ellis which collectively lease approximately 54% of the building.

GMAC Detroit

On May 9, 2003, Wells REIT acquired the GMAC Detroit Building, a three-story office building containing approximately 119,122 square feet located in Auburn Hills, Michigan, for a purchase price of approximately $17.8 million. The building is approximately 86% leased to the GMAC Corporation and Delmia Corporation. For the remaining approximately 14% of the building, Wells REIT is required to pay the seller certain amounts for each new, fully executed lease entered into after the date of acquisition of the building but on or before November 8, 2004. Payments are calculated by dividing the sum of the anticipated first year’s annual rent less operating expenses by 0.095, with the result being reduced by tenant improvement costs related to the space.

IBM Reston I & II

On June 30, 2003, Wells REIT purchased the IBM Reston Buildings, one six-story and one two-story office building containing approximately 140,994 aggregate rentable square feet located in Reston, Virgina for a purchase price of approximately $28.6 million. The buildings are 100% occupied by the IBM Corporation and Tellabs Reston, Inc.

Build-to-Suit Projects

During the six month period ended June 30, 2003, Wells REIT completed three build-to-suit projects with a total investment amount totaling approximately $76.8 million as discussed below.

Nissan

In March 2003, Wells REIT substantially completed the construction of the Nissan Building located in Dallas, Texas, and transferred total construction costs of approximately $41.8 million for the project from construction in progress to building and improvements. Nissan Motor Acceptance Corporation occupied the building under a lease commencing on April 1, 2003. The construction was financed through a loan that was paid off in March 2003, when the building was substantially complete.

AmeriCredit

In April 2003, Wells REIT substantially completed the construction of the AmeriCredit Building located in Phoenix, Arizona, and transferred total construction costs of approximately $23.5 million for the project from construction in progress to building and improvements. AmeriCredit Corporation occupied the building under a lease commencing on April 15, 2003. The entire construction was financed completely with investor proceeds.

Kerr-McGee

In June 2003, Wells REIT substantially completed the construction of the Kerr-McGee located in Houston, Texas, and transferred total construction costs of approximately $11.5 million for the project from construction in progress to building and improvements. Kerr-McGee Corporation will occupy the building under a lease commencing on July 1, 2003. The construction of this property was financed through a loan that was paid off in July 2003.

3.    INVESTMENT IN JOINT VENTURES

The information below summarizes the operations of the seven unconsolidated joint ventures that Wells REIT, through Wells OP, had ownership interests as of June 30, 2003.

CONDENSED COMBINED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2003 (000s)	2002 (000s)	2003 (000s)	2002 (000s)
REVENUES:
Rental income	$5,134	$4,859	$10,280	$9,587
Tenant reimbursements	551	373	1,021	1,015
Other income	3	12	11	24

Total revenues	5,688	5,244	11,312	10,626

EXPENSES:
Depreciation	1,751	1,592	3,519	3,196
Operating expenses	1,107	513	1,934	1,344
Management and leasing fees	322	287	651	549

TOTAL EXPENSES	3,180	2,392	6,104	5,089

NET INCOME	$2,508	$2,852	$5,208	$5,537

NET INCOME ALLOCATED TO WELLS REIT	$1,131	$1,271	$2,392	$2,478

4.	BORROWINGS

Wells REIT has financed certain investments, acquisitions and developments through various borrowings as described below. On June 30, 2003, and December 31, 2002, Wells REIT had the following amounts outstanding:

Facility	June 30, 2003 (000s)	December 31, 2002 (000s)
$110 million line of credit; accruing interest at LIBOR plus 175 basis points; requiring interest payments monthly with principal due at maturity; collateralized by various buildings(1)	$—	$58,000

$98.1 million line of credit; accruing interest at LIBOR plus 175 basis points (2.87 % at June 30, 2003); requiring interest payments monthly and principal due at maturity (September 2003); collateralized by various buildings	65,500	61,399

$500 million unsecured revolving line of credit; accruing interest at various rates of interest based on LIBOR plus up to 1.625% (2.43% at June 30, 2003); requiring interest payments monthly and principal payments due at maturity (May 2005) (2)	20,000	—

$50 million line of credit; accruing interest at LIBOR plus 175 basis points; requiring interest payments monthly with principal due at maturity (May 2005); collateralized by various buildings(3)	—	—

$90 million note payable; accruing interest at LIBOR plus 115 basis points; currently locked at 2.53% through July 2, 2003 (2.53% at June 30, 2003); requiring interest payments monthly, with principal due at maturity (December 2006); subject to certain prepayment penalties; collateralized by the Nestle Building	90,000	90,000

$112.3 million note payable; seller financed interest free loan incurred upon purchase of AON Center in May 2003; Principal balance due upon maturity (January 2004); collateralized by the AON Center Building	112,347	—

$34.2 million construction loan payable; accruing interest at LIBOR plus 200 basis points; requiring interest payments monthly and principal due at maturity (July 2003); collateralized by the Nissan Building(4)	—	23,149

$13.7 million construction loan payable; accruing interest at LIBOR plus 200 basis points (3.12% at June 30, 2003); requiring interest payments monthly, with principal due at maturity (January 2004); collateralized by the Kerr-McGee Building(5)	9,426	4,038

$8.8 million note payable; accruing interest at 8%; requiring interest and principal payments monthly with any unamortized principal due at maturity (December 2003); subject to certain prepayment penalties; collateralized by the BMG Buildings	8,592	8,709

$2.9 million note payable; accruing interest at 8.5%; requiring interest payments monthly with principal due at maturity (December 2003); subject to certain prepayment penalties; collateralized by the BMG Buildings	2,900	2,900

Total borrowings	$308,765	$248,195

(1)	Wells REIT terminated this credit facility upon execution of the $500 million line of credit in April 2003.
(2)	Wells REIT entered into this revolving credit facility in April 2003. Additionally, Wells REIT is required to pay a quarterly facility fee of 0.25% per annum on the entire amount of the credit facility.
(3)	Wells REIT entered into this credit agreement in June 2003.
(4)	Wells REIT repaid this loan in March 2003, upon substantial completion of the construction of the property. At that time, Wells REIT terminated the interest rate swap at a cost of $0.3 million, which was reclassified from other comprehensive income to interest expense.
(5)	Wells REIT has entered into an interest rate swap for this construction loan. The swap has the effect of fixing the interest rate at 4.27% through July 15, 2003.

5.	RELATED-PARTY TRANSACTIONS

Advisory Agreement

Wells REIT has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to specified fees in consideration for certain services with regard to the offering of shares to the public and investment of funds in real estate projects. The current Advisory Agreement expires January 30, 2004.

Under the terms of the agreement, the Advisor receives the following fees and reimbursements:

•	Acquisition and advisory fees and acquisitions expenses of 3.5% of gross offering proceeds, subject to certain limitations;

•	Reimbursement of organization and offering costs paid on behalf of Wells REIT, not to exceed 3% of gross offering proceeds;

•	Disposition fee of 50% of the lesser of a competitive real estate commission or 3% of the sales price of the property, subordinated to the payment of dividends to shareholders equal to the sum of the shareholders’ invested capital plus an 8% return on invested capital;

•	Incentive fee of 10% of net sales proceeds remaining after shareholders have received distributions equal to the sum of the shareholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

The Advisor has elected, but is not obligated, to reduce the acquisition and advisory fees and organizational and offering costs by the amounts attributable to shares redeemed under the share redemption program for shares redeemed through June 30, 2003.

Acquisition and advisory fees and expenses incurred for the three months ended June 30, 2003 and 2002, totaled $21.0 million and $12.6 million, respectively. Organizational and offering costs incurred for the three months ended June 30, 2003 and 2002, totaled $5.7 million and $3.6 million, respectively.

Acquisition and advisory fees and acquisition expenses incurred for the six months ended June 30, 2003 and 2002, totaled $35.5 million and $21.4 million, respectively. Organizational and offering costs incurred for the six months ended June 30, 2003 and 2002, totaled $10.5 million and $5.4 million, respectively. Wells REIT incurred no disposition, incentive or listing fees during the six months ended June 30, 2003 or 2002.

Administrative Services Reimbursement

Wells REIT has no direct employees. The employees of the Advisor and Wells Management Company, Inc. (“Wells Management”), an affiliate of the Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for Wells REIT. The related expenses are allocated among Wells REIT and the various Wells Real Estate Funds based on time spent on each entity by individual administrative personnel. These expenses are included in general and administrative expenses in the consolidated statements of income. These expenses totaled $1.0 million and $0.4 million for the three months ended June 30, 2003 and 2002, respectively. Administrative services reimbursements totaled $2.0 million and $0.7 million for the six months ended June 30, 2003 and 2002, respectively.

Asset and Property Management Agreement

Wells REIT has entered into an asset and property management agreement with Wells Management. In consideration for asset management services and for supervising the management and leasing of Wells REIT’s properties, Wells REIT will pay asset and property management fees to Wells Management equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of the net asset value of the properties (excluding vacant properties) owned by Wells REIT. These asset and property management fees are calculated on an annual basis plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. These expenses totaled $2.9 million and $1.0 million for the three months ended June 30, 2003 and 2002, respectively, and $5.1 million and $1.9 million for the six months ended June 30, 2003 and 2002, respectively.

Dealer Manager Agreement

Wells REIT has entered into a dealer manager agreement with Wells Investment Securities, Inc. (“WIS”), an affiliate of the Advisor, whereby WIS performs the dealer manager function for Wells REIT. For these services, WIS earns fees of 7% of the gross proceeds from the sale of the shares of Wells REIT, most of which are reallowed to participating broker-dealers. Additionally, WIS earns a dealer manager fee of 2.5% of the gross offering proceeds at the time the shares are sold, of which up to 1.5% may be reallowed to participating broker-dealers. WIS has elected, although is not obligated, to reduce the dealer manager fee by 2.5% of the gross redemptions under Wells REIT’s share redemption plan for shares redeemed through June 30, 2003. During the three months ended June 30, 2003 and 2002, Wells REIT incurred commissions of $43.2 million and $25.8 million, respectively, of which more than 99% was reallowed to participating broker-dealers. Dealer manager fees of $15.0 million and $9.0 million were incurred for the three months ended June 30, 2003 and 2002, respectively. Of these amounts, $7.1 million and $5.1 million were reallowed to participating broker-dealers for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, Wells REIT incurred commissions of $73.1 million and $43.3 million, respectively, of which more than 99% was reallowed to participating broker-dealers. Dealer manager fees of $25.3 million and $15.3 million were incurred for the six months ended June 30, 2003 and 2002. Of these amounts, $12.1 million and $7.1 million were reallowed to participating broker-dealers.

Due From Affiliates

Due from affiliates included in the consolidated balance sheets primarily represents Wells REIT’s share of the cash to be distributed from its joint venture investments and other amounts payable to Wells REIT from other related parties.

Conflicts of Interest

The Advisor also is a general partner in various Wells Real Estate Funds. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner for Wells Real Estate Funds, may be in competition with Wells REIT in connection with property acquisitions or for tenants in similar geographic markets.

6.	CONSOLIDATED STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

	For the six months ended June 30,
	2003	2002
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Deferred project costs applied to investments	$35,094	$10,068

Deferred project costs due to affiliate	$2,651	$512

Other offering expenses due to affiliate	$2,390	$1,595

Acquisition of intangible lease liability	$15,980	$—

Dividends payable	$9,532	$4,539

Joint venture distributions applied to investment	$3,872	$3,799

Seller financed debt arrangement obtained at acquisition of property	$112,347	$—

Other liabilities assumed at acquisition of property	$19,064	$—

Capital expenditure accrued	$5,408	$—

7.	COMMITMENTS AND CONTINGENCIES

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

Following the acquisition of each property, Wells Exchange will attempt to sell co-tenancy interests to 1031 Participants, the proceeds of which will be used to repay a prorata portion of the interim financing. In consideration for the payment of a take out fee to Wells REIT and following approval of the potential property acquisition by Wells REIT’s board of directors, it is anticipated that Wells REIT will enter into a take out purchase and escrow agreement or similar contract providing that, if Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, Wells REIT will purchase, at Wells Exchange’s cost, any co-tenancy interests remaining unsold at the end of the offering period.

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

The obligations of Wells OP under the take out purchase and escrow agreement were secured by reserving against Well OP’s existing line of credit with Bank of America, N.A. (the “Interim Lender”). However, in April 2003, Wells Exchange repaid the loan amount in full to the Interim Lender and now Wells OP is obligated to pay Wells Exchange for any unsold units. Wells OP’s maximum economic exposure in the transaction was initially $14.0 million in cash plus assumption of the first mortgage financing in the amount of $13.9 million. As of June 30, 2003, due to the number of co-tenancy interests sold in Meadow Brook Corporate Park through such date, Wells OP’s maximum exposure has been reduced to $2.8 million in cash plus the assumption of the first mortgage financing in the amount of $2.8 million.

Letters of Credit

At June 30, 2003, Wells REIT had three unused letters of credit totaling approximately $19.7 million outstanding from financial institutions, consisting of letters of credit of approximately $14.5 million, $4.8 million and $0.4 million with expiration dates of February 28, 2004; August 12, 2003; and February 2, 2004, respectively. These amounts are not recorded in the accompanying consolidated balance sheet as of June 30, 2003 or December 31, 2002. These letters of credit were required by three unrelated parties to ensure completion of Wells REIT’s obligations under certain earn-out and construction agreements. Wells REIT does not anticipate a need to draw on these letters of credit.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, Wells REIT may be obligated to expend certain amounts of capital to expand an existing property, construct on adjacent property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At June 30, 2003, no tenants have exercised such options.

Earn-out Agreements

As part of the acquisition of the IRS Building, Wells REIT entered into an agreement to pay the seller an additional $14.5 million if Wells REIT or the seller locates a suitable tenant and leases the vacant space of the building within 18 months after the date of acquisition of the property, or March 2004. If the space is not leased within this time, Wells REIT is released from any obligation to pay this additional purchase consideration. The 26% of the building that was vacant at the time of acquisition remains unleased at June 30, 2003. As of June 30, 2003, no payments have been made under this agreement.

In connection with the acquisition of the East Point I and II Buildings, Wells REIT entered into an earn-out agreement whereby Wells REIT is required to pay the seller certain amounts for each new, fully executed lease after the date of acquisition of the property but on or before June 30, 2004. Payments shall be the anticipated first year’s annual rent less operating expenses with the sum divided by 0.105 and the result reduced by tenant improvement costs related to the space. As of June 30, 2003, no payments have been made under this agreement.

As part of the acquisition of the GMAC Detroit Building, Wells REIT entered into an agreement to pay the seller certain amounts for each new, fully executed lease entered into after the date of acquisition of the building but on or before November 8, 2004. Payments are calculated by dividing the sum of the anticipated first year’s annual rent less operating expenses by 0.095, with the result being reduced by tenant improvement costs related to the space. As of June 30, 2003, no payments have been made under this agreement.

Leasehold Property Obligations

The ASML, Motorola Tempe, Avnet and Bellsouth Ft. Lauderdale Buildings are subject to certain ground leases with expiration dates of 2082, 2082, 2083 and 2049, respectively.

Pending Litigation

In the normal course of business, Wells REIT may become subject to litigation or claims. In November 2002, Wells REIT contracted to purchase an office building located in Ramsey County, Minnesota, from Shoreview Associates LLC (“Shoreview”), who filed a lawsuit against Wells REIT in Minnesota state court alleging that Shoreview was entitled to approximately $0.8 million in earnest money Wells REIT had deposited under the contract. Wells REIT has filed a counterclaim in the case asserting that Wells REIT is entitled to the earnest money deposit. Procedurally, Wells REIT had the case transferred to U.S. District Court in Minnesota, and Shoreview has moved to transfer the case back to state court. The dispute currently remains in litigation. After consultation with legal counsel, management does not believe that a reserve for a loss contingency is necessary.

NASD Enforcement Action

On June 6, 2003, the enforcement division of NASD, Inc. (NASD) informed Wells Investment Securities, the Wells REIT Dealer Manager, and Leo F. Wells, III, President and a director of Wells REIT, that the NASD has made a determination to institute disciplinary proceedings against both Wells Investment Securities and Mr. Wells, as registered principal of Wells Investment Securities, for alleged violations of various NASD Conduct Rules entirely related to providing non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002.

Management is unable to predict at this time the potential outcome of any such enforcement action against Wells Investment Securities and Mr. Wells or the potential effect such an enforcement action may have on the operations of the Advisor, and, accordingly, on the operations of Wells REIT, if any.

7.	SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From July 1, 2003 through July 31, 2003, Wells REIT has raised approximately $233.5 million through the issuance of approximately 23.5 million shares of common stock of Wells REIT. At July 31, 2003 approximately 130.5 million shares remain available under the current offering of Wells REIT’s stock.

Redemptions of Common Stock

Wells REIT’s current share redemption plan allows for the redemption of approximately 4.0 million shares at an aggregate cost of $40.0 million for the year ending December 31, 2003. From January 1, 2003 through July 31, 2003, Wells REIT had redeemed 3.6 million shares of common stock available for redemption for the year at an aggregate cost of approximately $36.0 million. Wells REIT anticipates that the remaining shares eligible for redemption during the year ending December 31, 2003 will be exhausted in the very near future. All other requests for potential redemption will be eligible on a first come first serve basis beginning in the first quarter 2004, subject to the Board’s ability to change or terminate the Wells REIT’s share redemption program at any time in its discretion.

Property Acquisitions

Internet Security Systems Atlanta

On July 1, 2003, Wells REIT purchased the third Internet Security Systems (ISS) Building, a five-story building containing approximately 50,400 rentable square feet located in Atlanta, Georgia for a purchase price of approximately $10.0 million. The building is 100% leased to ISS. The first two ISS Buildings were purchased in July 2002. The three-building project now totals approximately 289,000 rentable square feet.

Lockheed Martin Rockville

On July 30, 2003, Wells REIT purchased all the membership interest in Meridian/Northwestern Shady Grove North, LLC, a Delaware limited liability company, which owns two four-story office buildings containing approximately 231,000 aggregate rentable square feet located in Rockville, Maryland, for a purchase price of approximately $51.6 million. The buildings are 100% leased by Lockheed Martin.

Cingular Atlanta

On August 1, 2003, Wells REIT purchased the Cingular Atlanta Building, a 19-story building containing approximately 413,279 rentable square feet located in Atlanta, Georgia, for a purchase price of $83.9 million. The building is 97% leased under leases to various tenants with varying terms, including Cingular Wireless, LLC, which leases 76% of the building.

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

Liquidity and Capital Resources

During the six months ended June 30, 2003, we received aggregate gross offering proceeds of $1,044.3 million from the sale of 104.4 million shares of our common stock. After incurring costs of $35.5 million in acquisition and advisory fees and acquisition expenses, $108.9 million in selling commissions and organization and offering expenses and common stock redemptions of $31.0 million pursuant to our share redemption program, we raised net offering proceeds of $868.9 million during the six months ended June 30, 2003.

The significant increase in capital resources available to us is due to significantly increased sales of our common stock during the first half of 2003. After payment of the costs described above associated with the sale of shares of common stock and acquisitions of properties, we had approximately $44.0 million available for investment in real estate assets as of June 30, 2003.

As of June 30, 2003, we owned interests in 79 real estate properties either directly or through our interests in joint ventures located throughout the United States. Our real estate investment policies are to identify and invest in high-grade commercial office and industrial buildings located in densely populated metropolitan markets which are newly constructed, under construction or which have been previously constructed and have operating histories. However, we are not limited to such investments. We expect to continue to acquire commercial properties that meet our standards of quality in terms of the real estate and the creditworthiness of the tenants.

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

Dividends paid during the six months ended June 30, 2003, were $87.6 million compared to $40.9 million during the six months ended June 30, 2002. For each $10 share of our common stock, our board of directors declared dividends for the period December 16, 2002 through June 15, 2003, at an annualized percentage rate of return of 7.0%, compared to an annualized percentage rate of return of 7.75% for the period December 16, 2001 through June 15, 2002. The reduction of the annualized percentage rate of return for the dividends resulted from the higher value placed on our type of properties and the additional time it now takes in the acquisition process for us to assess tenant creditworthiness and, therefore, invest proceeds in properties.

Our board of directors has declared dividends for the period June 16, 2003, through September 15, 2003, at an annualized percentage rate of return of 7.0%. Third quarter dividends are calculated on a daily record basis of $0.001902 (0.1902 cents) per day per share on the outstanding shares of our common stock payable to shareholders of record as shown on our books at the close of business on each day during the period commencing on June 16, 2003, and continuing on each day thereafter through and including September 15, 2003.

The payment of dividends in the future will generally be dependent upon the cash flows from operating the properties currently owned and acquired in future periods, our financial condition, amounts paid for properties acquired, the timing of property acquisitions, capital expenditure requirements and distribution requirements in order to maintain our REIT status under the Internal Revenue Code.

Cash Flows From Operating Activities

Our net cash provided by operating activities was $88.5 million and $33.1 million for the six months ended June 30, 2003 and 2002, respectively. The increase in net cash provided by operating activities was due primarily to the net income generated by $1.4 billion of additional properties acquired during 2002 and an additional $871.9 million of real estate assets acquired and $76.8 million in build-to-suit projects completed during the six months ended June 30, 2003. We do not recognize in income the full effect from the properties during the year of acquisition, as the operations of the properties are only included in income from the date of acquisition. Operating cash flows are expected to increase as we acquire additional properties in future periods and as we obtain the benefit of a full quarter of operations for properties acquired during the six months ended June 30, 2003.

Cash Flows Used In Investing Activities

Our net cash used in investing activities was $829.6 million and $278.4 million for the six months ended June 30, 2003 and 2002, respectively. The increase in net cash used in investing activities was due primarily to greater investments in properties and the payment of the related deferred project costs resulting from raising a greater amount of offering proceeds. Our investments in real estate assets, lease acquisitions and intangible lease assets and payment of acquisition and advisory costs totaled $833.6 million and $281.9 million for the six months ended June 30, 2003 and 2002, respectively. The cash outflow from the investments in properties and the payment of deferred project costs were partially offset by distributions from joint ventures of $4.0 million and $3.5 million during the six months ended June 30, 2003, and 2002, respectively. The increase in distributions from joint ventures is primarily due to additional investment in joint ventures during the fourth quarter of 2002.

Cash Flows From Financing Activities

Our net cash provided by financing activities was $754.7 million and $511.6 million for the six months ended June 30, 2003 and 2002, respectively. Capital fund raising increased to $1,044.3 million during the six months ended June 30, 2003, as compared to $618.3 million during the six months ended June 30, 2002. The amounts raised were partially offset by the payment of commissions and offering costs totaling $114.8 million and $65.8 million and redemptions of $31.0 million and $6.7 million during the six months ended June 30, 2003 and 2002, respectively.

Additionally, we obtained funds from financing arrangements totaling $549.3 million and $7.5 million and made repayments of borrowings of $601.1 million and $0 during the six months ended June 30, 2003 and 2002, respectively, based on the availability and need of cash for investment in real estate assets during the period. Related to the acquisition of new financing facilities we incurred deferred financing costs of $4.4 million and $0.9 million during the six months ended June 30, 2003 and 2002. Primarily as a result of the increased cash flow from operations, during the six months ended June 30, 2003 and 2002, we paid dividends of $87.6 million and $40.9 million, respectively.

Results of Operations

As of June 30, 2003, our 79 real estate properties were approximately 97% leased. Our results of operations have changed significantly for the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, generally as result of the acquisition of approximately $1.4 billion of real estate assets during the year ended December 31, 2002, and an additional $871.9 million of real estate assets acquired and $76.8 million in build-to-suit projects completed during the six months ended June 30, 2003. We expect that rental income, tenant reimbursements, depreciation expense, operating expenses, asset and property management and leasing fees and net income will each increase in future periods as a result of owning the assets acquired during the six months ended June 30, 2003, for an entire period and as a result of anticipated future acquisitions of real estate assets. Due to the average remaining terms of the long-term leases currently in place at our properties, management does not anticipate significant changes in near-term rental revenues from properties currently owned.

Three months ended June 30, 2003 vs. three months ended June 30, 2002

Rental income increased by $47.1 million, during the second quarter of 2003, from $21.8 million for the three months ended June 30, 2002, to $69.0 million for the three months ended June 30, 2003. Tenant reimbursements were $16.5 million and $4.8 million for the three months ended June 30, 2003 and 2002, respectively, for an increase of $11.7 million. The increases were primarily due to the rental income and tenant reimbursements for properties acquired subsequent to March 31, 2002, which totaled $49.5 million and $12.1 million, respectively, for the three months ended June 30, 2003 and $2.4 million and $1.1 million for the three months ended June 30, 2002. Revenues in future periods are expected to increase compared to historical periods as additional properties are acquired.

Our equity in income of joint ventures was $1.1 million and $1.3 million for the three months ended June 30, 2003 and 2002, respectively. Equity in income of joint ventures is not anticipated to change significantly in future periods unless we invest additional proceeds in future joint venture investments or dispose of joint venture investments.

Depreciation expense for the three months ended June 30, 2003 and 2002, was $25.1 million and $7.2 million, respectively comprising approximately 36% and 33% of rental income for the respective three month periods. The change in the percentages between periods is generally due to a change in the applicable cost of the real estate assets compared to the revenues generated by the real estate assets. Depreciation expense relating to assets acquired after March 31, 2002, was $18.4 million and $0.9 million for the three months ended June 30, 2003 and June 30, 2002, respectively. Depreciation expense is expected to increase in future periods as additional properties are acquired, however should remain consistent as a percentage of revenues unless the relationship between the cost of the assets and the revenues earned changes.

Property operating costs were $25.8 million and $6.2 million for the three months ended June 30, 2003 and 2002, respectively, representing 30% and 23% of the sum of the rental income and tenant reimbursements for each respective three month period. The increase of property operating costs as a percentage of the sum of the rental income and tenant reimbursements is primarily due to the recent acquisition of certain full service properties that have a higher ratio of property operating costs to revenues. Property operating costs for the properties acquired subsequent to March 31, 2002 were $19.7 million and $1.1 million for the three months ended June 30, 2003 and 2002, respectively. Property operating costs are expected to increase as more properties are acquired, but expenses should remain relatively consistent as a percentage of the sum of rental income and tenant reimbursements.

Asset and property management and leasing fees expenses were $3.2 million and $1.0 million for the three months ended June 30, 2003 and 2002, respectively, representing approximately 4% of the sum of the rental income and tenant reimbursements for each three month period. Asset and property management fees for properties acquired after March 31, 2002, were $1.9 million and $0.1 million for the three months ended June 30, 2003 and 2002, respectively. Asset and property management fees are expected to increase as additional properties are acquired but, as a percentage of the sum of rental income and tenant reimbursements, should remain relatively consistent with historical results.

General and administrative expenses increased from $0.6 million for the three months ended June 30, 2002, to $0.9 million for the three months ended June 30, 2003, representing approximately 2% and 1% of the total revenues for each respective three month period. The decrease from the prior period is primarily due to greater efficiencies resulting from economies of scale. General and administrative expenses are expected to increase in future periods as additional properties are acquired, but are expected remain relatively constant as a percentage of total revenues.

Interest expense was $4.8 million and $0.7 million for the three months ended June 30, 2003 and 2002, respectively. Interest expense of $1.0 and $0.4 million for the three months ended June 30, 2003 and 2002, respectively, was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings, which is offset by the interest income associated with the bonds, which results in no net impact on our operating results. The remaining $3.8 million and $0.3 million is due to the interest on our outstanding borrowings and amortization of deferred financing costs for each period. We had significantly more borrowings outstanding during the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, resulting in a significant increase in the interest expense between the two periods. Additionally, in the period ending June 30, 2003, we wrote-off approximately $0.5 million of deferred financing costs associated with the Bank of America $110.0 million line of credit termination (See Note 4 of our consolidated financial statements for further information). Interest expense in future periods will be dependent upon the amount of borrowings outstanding during those periods and current interest rates. Historical results may not be indicative of interest expense in future periods.

Earnings per share for the three months ended June 30, 2003, decreased to $0.10 per share compared to $0.11 per share for the three months ended June 30, 2002. This decrease is primarily a result of the higher cost of investments in real estate assets relative to returns on those investments.

Six months ended June 30, 2003 vs. six months ended June 30, 2002

Rental income increased by $83.7 million, during the first half of 2003, from $38.6 million for the six months ended June 30, 2002, to $122.3 million for the six months ended June 30, 2003. Tenant reimbursements were $26.1 million and $9.2 million for the six months ended June 30, 2003 and 2002, respectively, for an increase of $16.9 million. The increases were primarily due to the rental income and tenant reimbursements for properties acquired subsequent to December 31, 2001, which totaled $89.3 million $17.9 million, respectively, for the six months ended June 30, 2003, and $6.0 million and $1.3 million for the first half of 2002. Revenues in future periods are expected to increase compared to historical periods as additional properties are acquired.

Our equity in income of joint ventures was $2.4 million and $2.5 million for the six months ended June 30, 2003 and 2002, respectively. Equity in income of joint ventures is not anticipated to change significantly in future periods unless we invest additional proceeds in future joint venture investments or dispose of joint venture investments.

Depreciation expense for the six months ended June 30, 2003 and 2002, was $44.3 million and $12.9 million, respectively comprising approximately 36% and 33% of rental income for the respective six month periods. The increase in the percentages between periods is generally due to an increase in the applicable cost of the real estate assets compared to the revenues generated by the real estate assets. Depreciation expense relating to assets acquired after December 31, 2001, was $33.1 million and $2.3 million for the six months ended June 30, 2003 and 2002, respectively. Depreciation expense is expected to increase in future periods as additional properties are acquired, however should remain consistent as a percentage of revenues unless the relationship between the cost of the assets and the revenues earned changes.

Property operating costs were $41.0 million and $11.2 million for the six months ended June 30, 2003 and 2002, respectively, representing approximately 28% and 24% of the sum of the rental income and tenant reimbursements for each respective six month period. The increase in the property operating costs as a percentage of the sum of the rental income and tenant reimbursements is primarily due to operating costs of the recently acquired full service properties as a percentage of revenues. Property operating costs for the properties acquired subsequent to December 31, 2001, were $30.1 million and $1.7 million for the six months ended June 30, 2003 and 2002, respectively. Property operating costs are expected to increase as more properties are acquired, but expenses should remain relatively consistent as a percentage of the sum of rental income and tenant reimbursements.

Management and leasing fees expenses were $5.5 million and $1.9 million for the six months ended June 30, 2003 and 2002, respectively, representing approximately 4% of the sum of the rental income and tenant reimbursements for each six month period. Management and leasing fees for properties acquired after June 30, 2002, were $3.5 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively. Management and leasing fees are expected to increase as additional properties are acquired; however, as a percentage of the sum of rental income and tenant reimbursements, should remain relatively consistent with historical results.

General and administrative expenses increased from $1.1 million for the six months ended June 30, 2002, to $2.5 million for the six months ended June 30, 2003, representing approximately 2% of the total revenues for each respective six month period. General and administrative expenses are expected to increase in future periods as our assets continue to increase as additional properties are acquired, but are expected remain relatively constant as a percentage of total revenues.

Interest expense was $7.4 million and $1.3 million for the six months ended June 30, 2003 and 2002, respectively. Interest expense of $1.9 and $0.9 million for the six months ended June 30, 2003 and 2002, respectively, was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings, which is offset by the interest income associated with the bonds, which results in no net impact on our operating results. The remaining $5.5 million and $0.4 million, respectively, is due to the interest on our outstanding borrowings for each period and amortization of deferred finance costs. We had significantly more borrowings outstanding during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, resulting in a significant increase in the interest expense between the two periods. Additionally, in the period ending June 30, 2003, we wrote-off approximately $0.5 million of deferred costs associated with the Bank of America $110.0 million line of credit termination (See Note 4 of our consolidated financial statements for further information). Interest expense in future periods will be dependent upon the amount of borrowings outstanding during those periods and current interest rates. Historical results may not be indicative of interest expense in future periods.

Earnings per share for the six months ended June 30, 2003, decreased to $0.20 per share compared to $0.22 per share for the six months ended June 30, 2002. This decrease is primarily a result of the higher cost of investments in real estate assets relative to returns on those investments resulting in lower returns.

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

The following table reflects the calculation of FFO for the three and six month periods ended June 30, 2003 and 2002:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
FUNDS FROM OPERATIONS:
Net income	$27,985	$13,756	$52,349	$24,536
Add:
Depreciation of real estate assets	25,060	7,159	44,278	12,903
Amortization of deferred leasing costs	271	78	349	151
Depreciation & amortization—unconsolidated investments in joint assets	779	701	1,565	1,407

Funds from Operations (FFO)	$54,095	$21,694	$98,541	$38,997

WEIGHTED AVERAGE SHARES
BASIC AND DILUTED	283,903	126,038	258,575	110,886

In order to recognize revenues on a straight line basis over the terms of the respective leases, we recognized straight line rental revenue of $4.3 million and $2.1 million during the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, we recognized straight line rental revenue of $5.1 million and $3.2 million, respectively.

Amortization of the intangible lease assets and liabilities resulted in a net increase in rental revenue of $0.6 million and $1.1 million, respectively for the three and six months periods ended June 30, 2003.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate assets to the fair value and recognize an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held by us and any unconsolidated joint ventures at June 30, 2003.

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

See Note 7 to our consolidated financial statements included in this report for discussion of this potential obligation.

Letters of Credit

At June 30, 2003, we had three unused letters of credit as required by other parties to ensure completion of our obligations under certain contracts. See Note 7 to our consolidated financial statements included in this report for further discussion of the letters of credit.

Commitments Under Existing Lease Agreements

We entered into lease agreements with tenants that may include provisions that, at the option of the tenant, may require us to incur certain capital costs. See Note 7 to our consolidated financial statements included in this report for further discussion of these potential obligations.

Earn-out Agreements

We entered into certain purchase agreements containing various earn-out clauses that may result in Wells REIT being obligated to pay additional amounts to the seller of a property. See Note 7 to our consolidated financial statements included in this report for a more detailed discussion of these potential obligations.

Leasehold Property Obligations

We own certain properties that are subject to ground leases and require us to pay rent in future years. See Note 7 to our consolidated financial statements included in this report for further discussion of the lease terms and required payments.

Pending Litigation

We have certain pending litigation related to a dispute over the right to an approximately $0.8 million escrow deposit for a property that was not acquired. See Note 7 to our consolidated financial statements included in this report for further discussion of the litigation.

NASD Enforcement Action

On June 6, 2003, the enforcement division of NASD, Inc. (NASD) informed Wells Investment Securities,Inc., our Dealer Manager, and Leo F. Wells, III, our President and a director, that the NASD has made a determination to institute disciplinary proceedings against both Wells Investment Securities and Mr. Wells, as registered principal of Wells Investment Securities, for alleged violations of various NASD Conduct Rules. See Note 7 to our consolidated financial statements included in this report for further discussion of these alleged violations.

Related Party Transactions and Agreements

We have entered into agreements with the Advisor and its affiliates, whereby we pay certain fees or reimbursements to the Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 5 to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Conflicts of Interest

The Advisor is also a general partner in and advisor to various Wells Real Estate Funds. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner for Wells Real Estate Funds, may be in competition with us in connection with property acquisitions or for tenants in similar geographic markets.

Subsequent Events

Sale of Shares of Common Stock

From July 1, 2003 through July 31, 2003, Wells REIT has raised approximately $233.5 million through the issuance of approximately 23.5 million shares of common stock of Wells REIT. At July 31, 2003 approximately 130.5 million shares remain available under the current offering of Wells REIT’s stock.

Redemptions of Common Stock

Wells REIT’s current share redemption plan allows for the redemption of approximately 4.0 million shares at an aggregate cost of $40.0 million for the year ending December 31, 2003. From January 1, 2003 through July 31, 2003, Wells REIT had redeemed 3.6 million shares of common stock available for redemption for the year at an aggregate cost of approximately $36.0 million. Wells REIT anticipates that the remaining shares eligible for redemption during the year ending December 31, 2003 will be exhausted in the very near future. All other requests for potential redemption will be eligible on a first come first serve basis beginning in the first quarter 2004, subject to the Board’s ability to change or terminate the Wells REIT’s share redemption program at any time in its discretion.

Property Acquisitions

Internet Security Systems Atlanta

On July 1, 2003, Wells REIT purchased the third Internet Security Systems (ISS) Building, a five-story building containing approximately 50,400 rentable square feet located in Atlanta, Georgia for a purchase price of approximately $10.0 million. The building is 100% leased to ISS. The first two ISS Buildings were purchased in July 2002. The three-building project now totals approximately 289,000 rentable square feet.

Lockheed Martin Rockville

On July 30, 2003, Wells REIT purchased all the membership interest in Meridian/Northwestern Shady Grove North, LLC, a Delaware limited liability company, which owns two four-story office buildings containing approximately 231,000 aggregate rentable square feet located in Rockville, Maryland, for a purchase price of approximately $51.6 million. The buildings are 100% leased by Lockheed Martin.

Cingular Atlanta

On August 1, 2003, Wells REIT purchased the Cingular Atlanta Building, a 19-story building containing approximately 413,279 rentable square feet located in Atlanta, Georgia, for a purchase price of $83.9 million. The building is 97% leased under leases to various tenants with varying terms, including Cingular Wireless, LLC, which leases 76% of the building.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

The table below presents the principal amounts, in thousands, and weighted average interest rates by calendar year of expected maturity to assess our sensitivity to interest rate changes as of June 30, 2003.

	2003	2004	2005	2006	Thereafter
MATURING DEBT:
Variable rate debt	$20,000	$9,426	$65,500	$90,000	—
Fixed rate debt	$11,492	—	—	—	—

AVERAGE INTEREST RATE ON DEBT:
Variable rate debt	2.43%	3.12%	2.87%	2.53%	—
Fixed rate debt	8.13%	—	—	—	—

Fair value of our debt approximates its carrying amount.

Approximately $184.9 million, or 60%, of our debt facilities at June 30, 2003, are subject to variable rates. The weighted average interest rate on the variable rate debt at June 30, 2003, was 2.74%. The variable rate debt is based on LIBOR plus a specified margin (See Note 4 of the consolidated financial statements included in this report for more detailed information) for each debt facility. An increase in the variable interest rate on the variable rate facilities constitutes a market risk.

We do not believe there is any exposure to increases in interest rate risk related to the capital lease obligations of $54.5 million at June 30, 2003, as the obligations are at fixed interest rates and we also own the related bonds. These amounts have been excluded from the tables above.

We do not believe there is any exposure to interest rate risk related to the $112.3 million note payable collateralized by AON Center, as the loan terms are interest-free.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There were no material legal proceedings instituted against Wells REIT or known to be contemplated by governmental authorities involving us during the period requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS

No equity securities that are not registered under the Securities Act of 1933 have been sold by Wells REIT.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of Wells REIT’s indebtedness.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote by security holders during the quarter ended June 30, 2003

ITEM 5.    OTHER INFORMATION

As our common stock is currently not listed on a national exchange, there is no public market for the trading of our shares. Consequently, our shares are illiquid, and there is the risk that a shareholder may not be able to sell our stock at an acceptable time and price.

In order for NASD members and their associated persons to participate in the offering and sale of shares of common stock pursuant to the fourth offering or any future offering of our shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to shareholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to our prospectus, we indicated that the Advisor would prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares shall be deemed to be $10 per share. The basis for this valuation is the fact that we are currently engaged in a public offering of our shares at the price of $10 per share. However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that shareholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Moreover, we have not performed an evaluation of our properties; as such, this valuation is not based upon the value of the properties, nor does it represent the amount shareholders would receive if the properties were sold and the proceeds distributed to shareholders in a liquidation, which amount would most likely be less than $10 per share, because at the time we are purchasing our properties, the amount of funds available for investment in properties is reduced by the approximately 15% to 16% of offering proceeds raised, which are used to pay selling commissions and dealer manager fees, organization and offering expenses and acquisition and advisory fees, as described in more detail in our annual report and prospectus. As a result, so long as we are still in the process of raising significant new funds and acquiring new properties with those funds, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value would be significantly less than the proceeds of our offerings and may not be the best indicator of the value of shares purchased as a long term income producing investment. Instead, we believe that, during periods in which significant amounts of shares are still being offered and sold to investors, the price paid by such investors may better reflect the estimated value of the shares. Accordingly, during the current offering period and for a period of three full fiscal years after we have ceased to sell significant amounts of shares, we expect to continue to use the current offering price of our shares as the estimated per share value reported in our annual reports on Form 10-K.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	The Registrant filed the following Current Reports on Form 8-K during the second quarter of 2003:

(i)	On May 12, 2003, we filed a Current Report on Form 8-K dated May 1, 2003 reporting the acquisitions of the Citicorp Englewood Cliffs and US Bancorp Buildings;

(ii)	On June 12, 2003, we filed a Current Report on Form 8-K dated June 12, 2003 reporting the declaration of the third quarter 2003 dividend; and

(iii)	On June 25, 2003, we filed a Current Report on Form 8-K dated June 25, 2003 filing a copy of a letter to financial advisors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: August 13, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit No.	Description

10.97	Purchase and Sale for 150 West Jefferson Detroit Building (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on April 14, 2003)

10.98	$500,000,000 Credit Agreement for an unsecured line of credit with Bank of America, N.A. and a consortium of other banks, (previously filed in and incorporated by reference to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on June 20, 2003)

10.99

Real Estate Sale Agreement for US Bancorp Minneapolis Building (previously filed in and incorporated by reference to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, Commission File

No. 333-85848, filed on June 20, 2003)

10.100	Lease Agreement with US Bancorp Piper Jaffray Companies, Inc. and amendments thereto for a portion of US Bancorp Minneapolis Building (previously filed in and incorporated by reference to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on June 20, 2003)

10.101

Agreement of Purchase and Sale for AON Center Chicago Building, (previously filed in and incorporated by reference to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, Commission File

No. 333-85848, filed on June 20, 2003)

10.102	Lease Agreement with BP Corporation North America, Inc. and amendments thereto for a portion of the AON Center Chicago Building (previously filed in and incorporated by reference to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-85848, filed on June 20, 2003)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002