Form 10-Q
period 2003-09-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2003-11-12
CIK 1042776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2003 (unaudited)	December 31, 2002
ASSETS:
Real estate assets, at cost:
Land	$393,014	$279,185
Building and improvements, less accumulated depreciation of $136,835 at September 30, 2003, and $63,594 at December 31, 2002	2,777,415	1,683,036
Intangible lease assets, net	120,873	12,060
Construction in progress	943	42,746

Total real estate assets	3,292,245	2,017,027
Investments in joint ventures	104,098	83,915
Cash and cash equivalents	180,641	45,464
Rents receivable	35,889	19,321
Deferred project costs	5,724	1,494
Due from affiliates	2,083	1,961
Prepaid expenses and other assets, net	17,657	4,407
Deferred leasing costs, net	49,198	1,638
Investment in bonds	54,500	54,500

Total assets	$3,742,035	$2,229,727

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings	$213,779	$248,195
Obligations under capital leases	54,500	54,500
Intangible lease liabilities, net	44,713	32,697
Accounts payable and accrued expenses	54,531	24,780
Due to affiliates	10,188	15,975
Dividends payable	11,179	6,046
Deferred rental income	24,559	11,584

Total liabilities	413,449	393,777

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common shares, $.01 par value; 750,000,000 shares authorized, 396,036,430 shares issued and 389,829,812 outstanding at September 30, 2003, and 750,000,000 shares authorized, 217,790,874 shares issued and 215,699,717 shares outstanding at December 31, 2002	3,960	2,178
Additional paid-in capital	3,527,007	1,929,381
Cumulative distributions in excess of earnings	(140,315)	(74,310)
Treasury stock, at cost, 6,206,618 shares at September 30, 2003 and 2,091,157 shares at December 31, 2002	(62,066)	(20,912)
Other comprehensive loss	—	(387)

Total shareholders’ equity	3,328,586	1,835,950

Total liabilities and shareholders’ equity	$3,742,035	$2,229,727

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES:
Rental income	$79,884	$27,549	$202,196	$66,121
Tenant reimbursements	25,473	3,677	51,531	12,854
Equity in income of joint ventures	1,101	1,259	3,493	3,738
Interest income and other income	1,130	2,428	3,445	5,210

	107,588	34,913	260,665	87,923

EXPENSES:
Depreciation	28,963	10,282	73,241	23,185
Property operating costs	34,563	5,868	75,602	17,109
Asset and property management and leasing fees	3,921	1,367	9,060	3,119
Amortization of deferred leasing costs	895	78	1,244	229
General and administrative	1,648	745	4,171	1,867
Interest expense	3,778	1,288	11,178	2,593

	73,768	19,628	174,496	48,102

NET INCOME	$33,820	$15,285	$86,169	$39,821

EARNINGS PER SHARE
Basic and diluted	$0.10	$0.09	$0.30	$0.31

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	350,741	163,395	289,521	128,541

DIVIDENDS DECLARED PER SHARE	$0.18	$0.18	$0.53	$0.57

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Retained Earnings	Treasury Stock		Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
BALANCE, December 31, 2001	83,761	$838	$738,236	$(24,181)	$—	555	$(5,550)	—	$709,343
Issuance of common stock	134,030	1,340	1,338,953	—	—	—	—	—	1,340,293
Treasury stock purchased	—	—	—	—	—	1,536	(15,362)	—	(15,362)
Dividends ($0.76 per share)	—	—	—	(50,129)	(59,854)	—	—	—	(109,983)
Sales commissions and dealer manager fees	—	—	(127,332)	—	—	—	—	—	(127,332)
Other offering costs	—	—	(20,476)	—	—	—	—	—	(20,476)
Components of comprehensive income:
Net income	—	—	—	—	59,854	—	—	—	59,854
Change in value of interest rate swap	—	—	—	—	—	—	—	(387)	(387)

Comprehensive income									59,467

BALANCE, December 31, 2002	217,791	2,178	1,929,381	(74,310)	—	2,091	(20,912)	(387)	1,835,950
Issuance of common stock	178,245	1,782	1,780,682	—	—	—	—	—	1,782,464
Treasury stock purchased	—	—	—	—	—	4,115	(41,154)	—	(41,154)
Dividends ($0.53 per share)	—	—	—	(66,005)	(86,169)	—	—	—	(152,174)
Sales commissions and dealer manager fees	—	—	(168,312)	—	—	—	—	—	(168,312)
Other offering costs	—	—	(14,744)	—	—	—	—	—	(14,744)
Components of comprehensive income:
Net income	—	—	—	—	86,169	—	—	—	86,169
Change in value of interest rate swap	—	—	—	—	—	—	—	387	387

Comprehensive income									86,556

BALANCE, September 30, 2003	396,036	$3,960	$3,527,007	$(140,315)	$—	6,206	$(62,066)	$—	$3,328,586

See accompanying notes

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,169	$39,821
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(3,493)	(3,738)
Depreciation	73,241	23,185
Amortization of deferred financing costs	2,276	587
Amortization of intangible lease assets/liabilities	(175)	—
Amortization of deferred leasing costs	1,244	229
Bad debt expense	—	113
Changes in assets and liabilities:
Rents receivable	(16,568)	(6,128)
Deferred rental income	12,975	7,232
Accounts payable and accrued expenses	4,049	8,811
Prepaid expenses and other assets, net	(10,006)	(1,813)
Due to/from affiliates	548	(140)

Net cash provided by operating activities	150,260	68,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(1,032,853)	(797,011)
Contributions to joint ventures	(24,056)	—
Investment in intangible lease assets	(112,927)	—
Deferred project costs paid	(65,013)	(34,784)
Distributions received from joint ventures	7,655	5,301
Deferred lease acquisition costs paid	(48,741)	(400)

Net cash used in investing activities	(1,275,935)	(826,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	649,298	27,742
Repayment of borrowings	(796,061)	(37)
Dividends paid to shareholders	(147,042)	(71,397)
Issuance of common stock	1,782,464	988,470
Treasury stock purchased	(41,154)	(11,617)
Sales commissions and dealer manager fees paid	(165,558)	(94,097)
Other offering costs paid	(16,471)	(10,937)
Deferred financing costs paid	(4,624)	(1,066)

Net cash provided by financing activities	1,260,852	827,061

NET INCREASE IN CASH AND CASH EQUIVALENTS	135,177	68,326
CASH AND CASH EQUIVALENTS, beginning of period	45,464	75,586

CASH AND CASH EQUIVALENTS, end of period	$180,641	$143,912

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(unaudited)

1.	ORGANIZATION

General

Wells Real Estate Investment Trust, Inc. (“Wells REIT” or “Registrant”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”). Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998.

Wells REIT engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed or have operating histories. At September 30, 2003, Wells REIT had invested in commercial office and industrial real estate assets, either directly or through joint ventures with real estate limited partnership programs sponsored by Wells Capital, Inc. (the “Advisor”) or its affiliates.

Wells REIT’s business is conducted through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, and its subsidiaries, and Wells REIT-Independence Square, LLC (“Wells REIT-Independence”), a single member Georgia limited liability company. Wells OP was formed to acquire, develop, own, lease and operate properties on behalf of Wells REIT, directly, through wholly-owned subsidiaries or through joint ventures. Wells REIT-Independence was formed to acquire the NASA Buildings located in Washington, D.C. Wells REIT is the sole general partner in Wells OP and the sole member of Wells REIT-Independence and possesses full legal control and authority over the operations of Wells OP and Wells REIT-Independence. Wells OP, and its subsidiaries, and Wells REIT-Independence comprise Wells REIT’s subsidiaries.

Four offerings of Wells REIT stock have been initiated as follows:

Offering #	Date Commenced	Termination Date	Gross Proceeds	Shares Issued
1	January 30, 1998	December 19, 1999	$132.2 million	13.2 million
2	December 20, 1999	December 19, 2000	$175.2 million	17.5 million
3	December 20, 2000	July 26, 2002	$ 1,283.0 million	128.3 million
4	July 26, 2002	Offering open	$2,370.0 million (through September 30, 2003)	237.0 million (through September 30, 2003)
Total as of September 30, 2003			$ 3,960.4 million	396.0 million

After incurring costs from all offerings of $136.4 million in acquisition and advisory fees and expenses, $374.7 million in selling commissions, $54.7 million in organization and offering expenses to the Advisor, investment in related real estate assets of $3,186.5 million and common stock redemptions pursuant to Wells REIT’s share redemption program of $62.1 million, Wells REIT was holding net offering proceeds of approximately $146.0 million available for investment in properties at September 30, 2003.

Wells REIT’s stock is not listed on a national exchange. However, the Wells REIT’s Articles of Incorporation currently require the Wells REIT to begin the process of liquidating its investments and distributing the resulting proceeds to the shareholders if its shares are not listed on a national exchange by January 30, 2008. Wells REIT’s Articles of Incorporation can only be amended by a proxy vote of Wells REIT’s shareholders.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period financial statement presentation.

Recent Pronouncements

Business Combinations / Goodwill and Intangibles

On January 1, 2002, Wells REIT adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” (“FAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is Wells REIT’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases. The capitalized above-market and below-market lease values are amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to rental income over the remaining term of the respective leases.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of Wells REIT’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As Wells REIT’s joint ventures do not fall under the definition of VIEs provided above, we do not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”), certain components of which were deferred by the FASB in October 2003 for an indefinite period. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 requires, among other things, that a minority interest in a consolidated entity be classified as a liability and reported at settlement value if an unconditional obligation to exercise or redeem the minority interest exists. As Wells OP is a finite life partnership, Wells REIT’s interest therein represents an unconditional obligation. Prior to its deferral, FAS 150 required this minority interest to be accounted for as a liability and reported at settlement value. Until further guidance is provided during the deferral period for FAS 150, this interest will continue to be recorded as minority interest in Wells REIT’s consolidated financial statements. The settlement value of this minority interest is believed to be an immaterial amount at September 30, 2003.

2.	REAL ESTATE ASSETS

Acquisitions

During the nine months ended September 30, 2003, Wells REIT acquired ownership interests in fifteen properties for a total purchase price of approximately $1.3 billion, exclusive of related closing costs and acquisition and advisory fees paid to the Advisor, as described below.

East Point I & II

On January 9, 2003, Wells REIT purchased two three-story office buildings containing approximately 187,735 aggregate rentable square feet located in Mayfield Heights, Ohio, for a purchase price of approximately $22.0 million. Progressive Casualty Insurance Company, The Austin Company, Danaher Power Solutions LLC and Moreland Management Company occupy approximately 93% of the rentable square feet in the two buildings. At closing, Wells REIT entered into an earn-out agreement that requires Wells REIT to pay the seller certain amounts for each new, fully-executed lease after the date of acquisition but on or before March 31, 2004, relating to the vacant space. Payments are calculated by dividing the anticipated first year’s annual rent less operating expenses by 0.105, with the result being reduced by tenant improvement costs related to the space. In July 2003, a payment of approximately $1.4 million resulted from an executed lease with a tenant for approximately 9,814 square feet. At September 30, 2003, approximately 3% of the building remains vacant and subject to the terms of the earn-out agreement.

150 West Jefferson Detroit

On March 31, 2003, Wells REIT purchased a 25-story office building containing approximately 505,417 rentable square feet located at 150 West Jefferson Avenue, downtown Detroit, Michigan, for a purchase price of approximately $93.8 million. The building is approximately 99% occupied under leases to various tenants with varying lease terms, including Miller, Canfield, Paddock, & Stone; Butzel Long PC; and MCN Energy Group, Inc., which collectively occupy approximately 62% of the building.

Citicorp Englewood Cliffs, NJ

On April 30, 2003, Wells REIT purchased the Citicorp Englewood Cliffs, NJ Building, a three-story office building containing approximately 410,000 rentable square feet located in Englewood Cliffs, New Jersey, for a purchase price of $70.5 million. The building is leased entirely to Citicorp North America, Inc., a wholly-owned subsidiary of Citicorp, Inc.

US Bancorp Minneapolis

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

AON Center Chicago

On May 9, 2003, Wells REIT purchased the AON Center Chicago Building, an 83-story office building containing approximately 2.6 million rentable square feet located in Chicago, Illinois, for a purchase price of approximately $465.2 million. The building is approximately 92% leased under leases to various tenants with varying lease terms, including BP Corporation North America, Inc., DDB & Needham Chicago, Inc., and Kirkland & Ellis which collectively lease approximately 54% of the building.

GMAC Detroit

On May 9, 2003, Wells REIT acquired the GMAC Detroit Building, a three-story office building containing approximately 119,122 square feet located in Auburn Hills, Michigan, for a purchase price of approximately $17.8 million. The building is approximately 86% leased to the General Motors Acceptance Corp. and Delmia Corp. For the remaining approximately 14% of the building, Wells REIT is required to pay the seller certain amounts for each new, fully executed lease entered into after the date of acquisition of the building but on or before November 8, 2004. Payments are calculated by dividing the sum of the anticipated first year’s annual rent less operating expenses by 0.095, with the result being reduced by tenant improvement costs related to the space.

IBM Reston I & II

On June 27, 2003, Wells REIT purchased the IBM Reston Buildings, one six-story and one two-story office building containing approximately 141,000 aggregate rentable square feet located in Reston, Virginia for a purchase price of approximately $28.6 million. The buildings are 100% occupied by the IBM Corporation and Tellabs Reston, Inc.

ISS Atlanta III

On July 1, 2003, Wells REIT purchased the third ISS Atlanta Building, a three-story office building containing approximately 50,400 rentable square feet located in Atlanta, Georgia for a purchase price of approximately $10.0 million. The building is 100% leased to ISS. The first two ISS Buildings were purchased in July 2002. The three-building project now totals approximately 289,000 rentable square feet.

Lockheed Martin Rockville

On July 30, 2003, Wells REIT purchased all of the membership interests in Meridian/Northwestern Shady Grove North, LLC, a Delaware limited liability company, which owns two four-story office buildings containing approximately 231,000 aggregate rentable square feet located in Rockville, Maryland, for a purchase price of approximately $51.6 million. The buildings are 100% leased to Lockheed Martin.

Cingular Atlanta

On August 1, 2003, Wells REIT purchased the Cingular Atlanta Building, a 19-story office building containing approximately 413,300 rentable square feet located in Atlanta, Georgia, for a purchase price of approximately $83.9 million. The building is approximately 97% leased under leases to various tenants with varying terms, including Cingular Wireless, LLC, which leases approximately 76% of the building.

Aventis Northern NJ

On August 14, 2003, Wells REIT purchased the Aventis Northern NJ Building, an eight-story office building containing approximately 297,000 rentable square feet located in Bridgewater, New Jersey, for a purchase price of $96.3 million. The building is 100% leased to Aventis, Inc.

Applera Pasadena

On August 21, 2003, Wells REIT purchased the Applera Pasadena Building, a five-story office building containing approximately 176,000 rentable square feet located in Pasadena, California, for a purchase price of approximately $37.9 million. The building is approximately 76% leased under leases to various tenants with varying terms, including Paracel, Inc., which leases approximately 48% of the building.

Continental Casualty Orange County

On August 29, 2003, Wells REIT purchased the Continental Casualty Orange County Building, a three-story office building containing approximately 133,000 rentable square feet located in Brea, California, for a purchase price of approximately $25.6 million. The building is 100% leased under leases to various tenants with varying terms, including Continental Casualty Company, which leases approximately 84% of the building.

Polo Ralph Lauren Newark

On September 5, 2003, Wells REIT purchased the Polo Ralph Lauren Newark Building, a 10-story office building containing approximately 268,000 rentable square feet located in Lyndhurst, New Jersey, for a purchase price of approximately $46.6 million. The building is approximately 92% leased under leases to various tenants with varying terms, including Polo Ralph Lauren Corporation, which leases approximately 60% of the building.

1901 Main Irvine

On September 17, 2003, Wells REIT purchased the 1901 Main Irvine Building, an eight-story office building containing approximately 172,000 rentable square feet located in Irvine, California, for a purchase price of approximately $45.5 million. The building is 100% leased under leases to various tenants with varying terms, including BNC Mortgage, Inc., which leases approximately 43% of the building.

Build-to-Suit Projects

During the nine month period ended September 30, 2003, Wells REIT completed three build-to-suit projects with a total investment amount of approximately $80.9 million, as discussed below.

Nissan

In March 2003, Wells REIT substantially completed the construction of the Nissan Building located in Dallas, Texas. Nissan Motor Acceptance Corporation occupied the building under a lease commencing on April 1, 2003. The construction was financed through a loan that was paid off in March 2003, when the building was substantially complete. As of September 30, 2003, investment in real estate related to this project totaled approximately $41.6 million.

AmeriCredit

In April 2003, Wells REIT substantially completed the construction of the AmeriCredit Building located in Phoenix, Arizona. AmeriCredit Corporation occupied the building under a lease commencing on April 15, 2003. The entire construction was financed completely with investor proceeds. As of September 30, 2003, investment in real estate related to this project totaled approximately $24.9 million.

Kerr-McGee

In June 2003, Wells REIT substantially completed the construction of the Kerr-McGee Building located in Houston, Texas. Kerr-McGee Corporation occupied the building under a lease commencing on July 1, 2003. The construction of this property was financed through a loan that was paid off in July 2003. As of September 30, 2003, investment in real estate related to this project totaled approximately $14.4 million.

3.	INVESTMENT IN JOINT VENTURES

Acquisitions

AIU Chicago

On September 19, 2003, Wells Fund XIII – REIT Joint Venture Partnership (“Wells Fund XIII-REIT Joint Venture”), a joint venture partnership between Wells Real Estate Fund XIII, L.P. (“Wells Fund XIII”) and Wells OP, purchased a four-story office building on a 2.7 acre tract of land located at 5550 Prairie Stone Parkway in Hoffman Estates, Illinois (AIU Chicago Building) from Two Park Center, L.L.C. for a purchase price of approximately $26.3 million, plus closing costs.

Wells OP contributed approximately $24.0 million and Wells Fund XIII contributed $3 million to the Wells Fund XIII – REIT Joint Venture for their respective shares of the acquisition costs for the AIU Chicago Building. Subsequent to the acquisition of the AIU Chicago Building, Wells OP held an equity percentage interest in the Wells Fund XIII – REIT Joint Venture of approximately 71.9%.

Dispositions

On September 11, 2003, Wells/Orange County Associates (“Cort Joint Venture”), a joint venture partnership between Wells OP and Fund X and Fund XI Associates, sold a warehouse and office building containing approximately 52,000 rentable square feet located in Fountain Valley, California (“Cort Furniture Building”) for approximately a $5.8 million gross sales price.

Wells OP holds an approximately 43.6% equity percentage interest in the Cort Joint Venture. The net sale proceeds allocable to Wells OP as a result of the sale of the Cort Furniture Building were approximately $2.4 million. Wells OP’s share of the loss from the sale of the Cort Furniture Building was approximately $0.2 million.

The information below summarizes the operations of the seven unconsolidated joint ventures that Wells REIT, through Wells OP, had ownership interests in as of September 30, 2003.

CONDENSED COMBINED STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2003 (000s)	2002 (000s)	2003 (000s)	2002 (000s)
REVENUES:
Rental income	$5,005	$4,480	$14,888	$13,669
Tenant reimbursements	494	434	1,511	1,426
Other income	2	11	12	34

Total revenues	5,501	4,925	16,411	15,129

EXPENSES:
Depreciation	1,785	1,562	5,228	4,664
Operating expenses	802	597	2,693	1,899
Management and leasing fees	303	279	933	812

Total expenses	2,890	2,438	8,854	7,375

NET INCOME FROM CONTINUING OPERATIONS	2,611	2,487	7,557	7,754

DISCONTINUED OPERATIONS:
Operating income	142	135	403	405
Loss on disposition	(379)	—	(379)	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(237)	135	24	405

NET INCOME	$2,374	$2,622	$7,581	$8,159

NET INCOME ALLOCATED TO WELLS REIT	$1,101	$1,259	$3,493	$3,738

4.	BORROWINGS

Wells REIT has financed certain investments, acquisitions and developments through various borrowings as described below. On September 30, 2003, and December 31, 2002, Wells REIT had the following amounts outstanding:

Facility	September 30, 2003 (000s)	December 31, 2002 (000s)
$110 million line of credit; accruing interest at LIBOR plus 175 basis points; requiring interest payments monthly with principal due at maturity; collateralized by various buildings (1)	$—	$58,000

$98.1 million line of credit; accruing interest at LIBOR plus 175 basis points (2.87% at September 30, 2003); requiring interest payments monthly and principal due at maturity (March 2004); collateralized by various buildings	—	61,399

$500 million unsecured revolving line of credit; accruing interest at various rates of interest based on LIBOR plus up to 1.625% (2.75% at September 30, 2003); requiring interest payments monthly and principal payments due at maturity (April 2005) (2)	—	—

$50 million line of credit; accruing interest at LIBOR plus 175 basis points (2.87% at September 30, 2003); requiring interest payments monthly with principal due at maturity (June 2005); collateralized by various buildings (3)	—	—

$90 million note payable; accruing interest at LIBOR plus 115 basis points; currently locked at 2.27% through October 2, 2003 (2.27% at September 30, 2003); requiring interest payments monthly, with principal due at maturity (December 2006); subject to certain prepayment penalties; collateralized by the Nestle Building	90,000	90,000

$112.3 million note payable; seller financed interest free loan obtained upon purchase of AON Center in May 2003; Principal balance due upon maturity (January 2004); collateralized by the AON Center Building (4)	112,347	—

$34.2 million construction loan payable; accruing interest at LIBOR plus 200 basis points; requiring interest payments monthly and principal due at maturity collateralized by the Nissan Building (5)	—	23,149

$13.7 million construction loan payable; accruing interest at LIBOR plus 200 basis points; requiring interest payments monthly, with principal due at maturity; collateralized by the Kerr-McGee Building (6)	—	4,038

$8.8 million note payable; accruing interest at 8.0%; requiring interest and principal payments monthly with any unamortized principal due at maturity (December 2003); subject to certain prepayment penalties; collateralized by the BMG Buildings	8,532	8,709

$2.9 million note payable; accruing interest at 8.5%; requiring interest payments monthly with principal due at maturity (December 2003); subject to certain prepayment penalties; collateralized by the BMG Buildings	2,900	2,900

Total borrowings	$213,779	$248,195

(1)	Wells REIT terminated this credit facility upon execution of the $500 million line of credit in April 2003.
(2)	Wells REIT entered into this revolving credit facility in April 2003. Additionally, Wells REIT is required to pay a quarterly facility fee of 0.25% per annum on the entire amount of the credit facility.
(3)	Wells REIT entered into this credit agreement in June 2003.
(4)	Interest is imputed at Wells REIT’s weighted average borrowing rate on the date of the acquisition.
(5)	Wells REIT repaid this loan in March 2003, upon substantial completion of the construction of the property. At that time, Wells REIT terminated the interest rate swap at a cost of $0.3 million, which was reclassified from other comprehensive income to interest expense.
(6)	Wells REIT repaid this loan in July 2003, upon substantial completion of the construction of the property and expiration of the related interest rate swap agreement.

5.	RELATED-PARTY TRANSACTIONS

Advisory Agreement

Wells REIT has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to specified fees in consideration for certain services with regard to the offering of shares to the public and investment of funds in real estate projects. The current Advisory Agreement expires January 30, 2004.

Under the terms of the agreement, the Advisor receives the following fees and reimbursements:

•	Acquisition and advisory fees and acquisition expenses of 3.5% of gross offering proceeds, subject to certain limitations;

•	Reimbursement of organization and offering costs paid on behalf of Wells REIT, not to exceed 3% of gross offering proceeds;

•	Disposition fee of 50% of the lesser of a competitive real estate commission or 3% of the sales price of the property, subordinated to the payment of dividends to shareholders equal to the sum of the shareholders’ invested capital plus an 8% return on invested capital;

•	Incentive fee of 10% of net sales proceeds remaining after shareholders have received distributions equal to the sum of the shareholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

The Advisor has elected, but is not obligated, to reduce the acquisition and advisory fees by the amounts attributable to shares redeemed under the share redemption program for shares redeemed through September 30, 2003.

Acquisition and advisory fees and acquisition expenses incurred for the three months ended September 30, 2003 and 2002, totaled $25.5 million and $12.8 million, respectively. Organizational and offering costs incurred for the three months ended September 30, 2003 and 2002, totaled $4.2 million and $4.8 million, respectively.

Acquisition and advisory fees and acquisition expenses incurred for the nine months ended September 30, 2003 and 2002, totaled $61.0 million and $34.2 million, respectively. Organizational and offering costs incurred for the nine months ended September 30, 2003 and 2002, totaled $14.7 million and $10.2 million, respectively. Wells REIT incurred no disposition, incentive or listing fees during the nine months ended September 30, 2003 or 2002.

Administrative Services Reimbursement

Wells REIT has no direct employees. The employees of the Advisor and Wells Management Company, Inc. (“Wells Management”), an affiliate of the Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for Wells REIT. The related expenses are allocated among Wells REIT and the various Wells Real Estate Funds based on time spent on each entity by individual administrative personnel. These expenses are included in general and administrative expenses in the consolidated statements of income. These expenses totaled $1.2 million and $0.5 million for the three months ended September 30, 2003 and 2002, respectively. Administrative services reimbursements totaled $3.2 million and $1.2 million for the nine months ended September 30, 2003 and 2002, respectively.

Asset and Property Management Agreement

Wells REIT has entered into an asset and property management agreement with Wells Management. In consideration for asset management services and for supervising the management and leasing of Wells REIT’s properties, Wells REIT will pay asset and property management fees to Wells Management equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of the net asset value of the properties (excluding vacant properties) owned by Wells REIT. These asset and property management fees are calculated on an annual basis. These expenses totaled $3.9 million and $1.3 million for the three months ended September 30, 2003 and 2002, respectively, and $9.0 million and $3.2 million for the nine months ended September 30, 2003 and 2002, respectively. Additionally, a separate competitive fee for the one-time initial lease-up of newly constructed properties is generally paid in conjunction with the receipt of the first month’s rent. These costs totaled approximately $0.7 million for the nine months ended September 30, 2003.

Dealer Manager Agreement

Wells REIT has entered into a dealer manager agreement with Wells Investment Securities, Inc. (“WIS”), an affiliate of the Advisor, whereby WIS performs the dealer manager function for Wells REIT. For these services, WIS earns fees of 7% of the gross proceeds from the sale of the shares of Wells REIT, most of which are reallowed to participating broker-dealers. Additionally, WIS earns a dealer manager fee of 2.5% of the gross offering proceeds at the time the shares are sold, of which up to 1.5% may be reallowed to participating broker-dealers. WIS has elected, although is not obligated, to reduce the dealer manager fee by 2.5% of the gross redemptions under Wells REIT’s share redemption plan for shares redeemed through September 30, 2003. During the three months ended September 30, 2003 and 2002, Wells REIT incurred commissions of $51.7 million and $26.4 million, respectively, of which more than 99% were reallowed to participating broker-dealers. Dealer manager fees of $18.2 million and $9.1 million were incurred for the three months ended September 30, 2003 and 2002, respectively. Of these amounts, $8.7 million and $4.0 million were reallowed to participating broker-dealers for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, Wells REIT incurred commissions of $124.8 million and $69.7 million, respectively, of which more than 99% was reallowed to participating broker-dealers. Dealer manager fees of $43.5 million and $24.4 million were incurred for the nine months ended September 30, 2003 and 2002. Of these amounts, $20.8 million and $11.1 million were reallowed to participating broker-dealers.

Due From Affiliates

Due from affiliates included in the consolidated balance sheets represents Wells REIT’s share of the cash to be distributed from its joint venture investments and other amounts payable to Wells REIT from other related parties.

Conflicts of Interest

The Advisor also is a general partner in various Wells Real Estate Funds. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner for Wells Real Estate Funds, may be in competition with Wells REIT in connection with property acquisitions or for tenants in similar geographic markets.

Additionally, certain members of the board of Wells REIT also serve on the board of another REIT sponsored by the Advisor and will encounter certain conflicts of interest regarding investment and operating decisions.

6.	CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION

	For the nine months ended September 30,
	2003	2002
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to investments	$56,722	$31,271

Deferred project costs due to affiliate	$3,647	$587

Other offering costs due to affiliate	$6,545	$3,537

Sales commissions payable	$7,509	$1,773

Acquisition of intangible lease liability	$15,980	$—

Dividends payable	$11,179	$5,761

Joint venture distributions applied to investment	$8,325	$6,185

Seller financed debt arrangement obtained at acquisition of property	$112,347	$—

Other liabilities assumed at acquisition of property	$19,064	$32,500

Accrued capital expenditures	$3,886	$2,871

7.	COMMITMENTS AND CONTINGENCIES

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

Wells OP’s maximum economic exposure in the transaction was initially $14.0 million in cash plus assumption of the first mortgage financing in the amount of $13.9 million. As of September 30, 2003, all co-tenancy interests had been sold, and Wells OP has no remaining economic exposure as a result of this transaction.

Letters of Credit

At September 30, 2003, Wells REIT had two unused letters of credit totaling approximately $14.9 million outstanding from financial institutions, consisting of letters of credit of approximately $14.5 million and $0.4 million with expiration dates of February 28, 2004 and February 2, 2004, respectively. These amounts are not recorded in the accompanying consolidated balance sheets as of September 30, 2003 or December 31, 2002. These letters of credit were required by two unrelated parties to ensure completion of Wells REIT’s obligations under certain earn-out and construction agreements. Wells REIT does not anticipate a need to draw on these letters of credit.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, Wells REIT may be obligated to expend certain amounts of capital to expand an existing property, construct on adjacent property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At September 30, 2003, no tenants have exercised such options.

Earn-out Agreements

As part of the acquisition of the IRS Building, Wells REIT entered into an agreement to pay the seller an additional $14.5 million if Wells REIT or the seller locates a suitable tenant and leases the vacant space of the building within 18 months after the date of acquisition of the property, or March 2004. If the space is not leased within this time, Wells REIT is released from any obligation to pay this additional purchase consideration. The 26% of the building that was vacant at the time of acquisition remains unleased at September 30, 2003. As of September 30, 2003, no payments have been made under this agreement.

In connection with the acquisition of the East Point I and II Buildings, Wells REIT entered into an earn-out agreement relating to approximately 15,000 square feet whereby Wells REIT is required to pay the seller certain amounts for each new, fully executed lease after the date of acquisition of the property but on or before June 30, 2004. Payments shall be the anticipated first year’s annual rent less operating expenses with the sum divided by 0.105 and the result reduced by tenant improvement costs related to the space. As of September 30, 2003, payments totaling $1.4 million have been made under this agreement and approximately 6,000 square feet remain subject to the agreement.

As part of the acquisition of the GMAC Detroit Building, Wells REIT entered into an agreement to pay the seller certain amounts for each new, fully executed lease entered into after the date of acquisition of the building but on or before November 8, 2004. Payments are calculated by dividing the sum of the anticipated first year’s annual rent less operating expenses by 0.095, with the result being reduced by tenant improvement costs related to the space. As of September 30, 2003, no payments have been made under this agreement.

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

NASD Enforcement Action

On August 26, 2003, Wells Investment Securities, the Wells REIT Dealer Manager, and Leo F. Wells, III, President and a director of Wells REIT, settled an NASD enforcement action against them by entering into a Letter of Acceptance, Waiver and Consent (“AWC”) with the NASD which contained findings by the NASD including that WIS and Mr. Wells had violated certain of its Conduct Rules related to providing non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational conferences sponsored by WIS in 2001 and 2002, and that WIS and Mr. Wells failed to adhere to all the terms of a written undertaking made in March 2001. WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with a member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Wells REIT does not expect any material impact on the financial position or results of operations of Wells REIT as a result of this settlement.

8.	SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From October 1, 2003 through October 31, 2003, Wells REIT had raised approximately $243.2 million through the issuance of approximately 24.3 million shares of common stock of Wells REIT. As of October 31, 2003, approximately $505.2 million in shares (50.5 million shares) remained available for sale to the public under the fourth offering, exclusive of shares available under Wells REIT’s dividend reinvestment plan.

Status of our Share Redemption Program

Wells REIT’s share redemption program allowed for the redemption of approximately 4.37 million shares at an aggregate cost of approximately $43.7 million for the year ending December 31, 2003. From January 1, 2003 through October 31, 2003, Wells REIT had redeemed the entire 4.37 million shares of common stock available for redemption for the year at an aggregate cost of approximately $43.7 million and, accordingly, there are no remaining shares available for redemption for the year ending December 31, 2003. Requests for potential redemption will not be eligible for redemption until after January 1, 2004, subject, in all cases, to the board’s ability to change or terminate our share redemption program at any time in its discretion.

Legal Proceedings

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants including the Wells REIT, Wells Investment Securities, Inc., the dealer manager, and Wells Real Estate Funds, Inc., the parent company of both the Advisor and Wells Investment Securities, Inc. (“Wells Defendants”). The complaint alleges, among other things, (1) that certain former members of the Luzerne Board named as defendants invested $10 million in the Wells REIT on behalf of the Plan, (2) that certain former board member defendants breached their fiduciary duties to the Plan by, among other things, permitting the investment of the Plan’s funds in investments not suitable for the Plan because they were long-term illiquid investments, permitting the Plan to pay excessive fees and commissions to co-defendants, and accepting political contributions in exchange for awarding advisory and management agreements, (3) that the Wells Defendants and others knew or should have known that the investment, and the fees and commissions associated with the investment, was not a proper investment for the Plan because it was a long-term illiquid investment, (4) that the Wells Defendants and others knew or should have known that certain Luzerne Board members and certain investment advisors and managers were breaching their fiduciary duties to the Plan, (5) that the defendants engaged in and conspired to engage in an improver scheme to intentionally defraud the Plan, and (6) that the investment was not approved by a majority of the Luzerne Board at a public meeting and, consequently, the investment was an inappropriate and void action. The Plan is seeking damages of not less than $25 million, treble damages and punitive damages from all defendants on a joint and several liability basis. The Wells REIT believes that this lawsuit is without merit with respect to the Wells Defendants. While it is too early to determine the likely outcome of this lawsuit, after consultation with legal counsel, management does not believe that a reserve for a loss contingency is necessary.

Property Acquisitions

IBM Portland

On October 9, 2003, Wells REIT purchased four multi-story office buildings and one industrial building containing approximately 364,000 aggregate rentable square feet on an approximately 20.9-acre tract of land (the “IBM Portland Buildings”) and an additional adjacent 31.8-acre tract of land in Beaverton, Oregon, for an aggregate purchase price of approximately $38.2 million, plus closing costs.

Three of the five IBM Portland Buildings contain approximately 220,000 aggregate rentable square feet, are entirely leased under three separate net leases to IBM. The remaining two buildings contain approximately 144,000 aggregate rentable square footage are currently vacant.

Leo Burnett Chicago

On November 6, 2003, Wells 35 W. Wacker, LLC, a single member Delaware limited liability company wholly owned by Wells OP, purchased a 97.9396% general partnership interest in VV City-Buck Venture, L.P. (“VV City”), a Delaware limited partnership, which is the owner of a 96.5007% general partnership interest in 35 W. Wacker Venture, L.P. (“Wacker Venture”), which owns a 50-story office building containing approximately 1.1 million aggregate rentable square feet at 35 W. Wacker Drive in Chicago, Illinois (“Leo Burnett Chicago Building”) for a purchase price of approximately $267.5 million, plus closing costs. As a result of this two-tier partnership structure, Wells OP indirectly acquired a 94.5124% interest in the Leo Burnett Chicago Building. Wells OP received a credit against the purchase price at closing in the amount of approximately $139.3 million representing its pro rata portion of the existing indebtedness against the Leo Burnett Chicago Building in the amount of approximately $147.4 million. Buck 35 Wacker, L.L.C. retained a 2.0604% limited partnership interest in VV City, and Leo Burnett USA, Inc. retained a 3.4993% limited partnership interest in Wacker Venture. The Leo Burnett Chicago Building is primarily leased to The Leo Burnett Company and Winston & Strawn, which lease approximately 96% of the Leo Burnett Chicago Building, and various other tenants which lease an additional 2% of the Leo Burnett Chicago Building. Approximately 2% of the Leo Burnett Building is currently vacant.

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

REIT Qualification

We have made an election under Section 856 of the Internal Revenue Code to be taxed as a REIT beginning with our taxable year ended December 31, 1998. As a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially, adversely affect our financial position and results of operations. However, management believes that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2003. In addition, we intend to continue to operate to remain qualified as a REIT for federal income tax purposes.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, we received aggregate gross offering proceeds of $1,782.5 million from the sale of 178.2 million shares of our common stock. After incurring costs of $61.0 million in acquisition and advisory fees and acquisition expenses, $183.1 million in selling commissions and organization and offering expenses and common stock redemptions of $41.2 million pursuant to our share redemption program, we raised net offering proceeds of $1,497.2 million during the nine months ended September 30, 2003.

The significant increase in capital resources available to us is due to significantly increased sales of our common stock during the first nine months of 2003. After payment of the costs described above associated with the sale of shares of common stock and acquisitions of properties, we had approximately $146.0 million available for investment in real estate assets as of September 30, 2003.

As of September 30, 2003, we owned interests in 87 real estate properties either directly or through our interests in joint ventures located throughout the United States. Our real estate investment policies are to identify and invest in high-grade commercial office and industrial buildings located in densely populated metropolitan markets which are newly constructed, under construction or which have been previously constructed and have operating histories. However, we are not limited to such investments. We expect to continue to acquire commercial properties that meet our standards of quality in terms of the real estate and the creditworthiness of the tenants.

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

Dividends paid during the nine months ended September 30, 2003, were $147.0 million compared to $71.4 million during the nine months ended September 30, 2002. For each $10 share of our common stock, our board of directors declared dividends for the period

December 16, 2002 through September 15, 2003, at an annualized percentage rate of return of 7.0%, compared to an annualized percentage rate of return of 7.75% for the period December 16, 2001 through September 15, 2002. The reduction of the annualized percentage rate of return for the dividends resulted from the higher value placed on our type of properties and the additional time it now takes in the acquisition process for us to assess tenant creditworthiness and, therefore, invest proceeds in properties.

Our board of directors has declared dividends for the period September 16, 2003, through December 15, 2003, at an annualized percentage rate of return of 7.0%. Fourth quarter dividends are calculated on a daily record basis of $0.001923 (0.1923 cents) per day per share on the outstanding shares of our common stock payable to shareholders of record as shown on our books at the close of business on each day during the period commencing on September 16, 2003, and continuing on each day thereafter through and including December 15, 2003.

The payment of dividends in the future will generally be dependent upon the cash flows from operating the properties currently owned and acquired in future periods, our financial condition, amounts paid for properties acquired, the timing of property acquisitions, capital expenditure requirements and distribution requirements in order to maintain our REIT status under the Internal Revenue Code.

Cash Flows From Operating Activities

Our net cash provided by operating activities was $150.3 million and $68.2 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in net cash provided by operating activities was due primarily to the net income generated by $1.4 billion of additional properties acquired during 2002 and an additional $1.3 billion of real estate assets acquired and $80.9 million in build-to-suit projects completed during the nine months ended September 30, 2003. We do not recognize in income the full effect from the properties during the year of acquisition, as the operations of the properties are only included in income from the date of acquisition. Operating cash flows are expected to increase as we acquire additional properties in future periods and as we obtain the benefit of a full quarter of operations for properties acquired during the quarter ended September 30, 2003.

Cash Flows Used In Investing Activities

Our net cash used in investing activities was $1,275.9 million and $826.9 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in net cash used in investing activities was due primarily to greater investments in properties and the payment of the related deferred project costs resulting from raising a greater amount of offering proceeds. Our investments in real estate and related assets and payment of acquisition and advisory costs totaled $1,283.6 million and $832.2 million for the nine months ended September 30, 2003 and 2002, respectively. The cash outflow from the investments in properties and the payment of deferred project costs were partially offset by distributions from joint ventures of $7.7 million and $5.3 million during the nine months ended September 30, 2003, and 2002, respectively. The increase in distributions from joint ventures is primarily due to the distribution of proceeds from the disposition of the Cort property.

Cash Flows From Financing Activities

Our net cash provided by financing activities was $1,260.9 million and $827.1 million for the nine months ended September 30, 2003 and 2002, respectively. Capital fund raising increased to $1,782.5 million during the nine months ended September 30, 2003, as compared to $988.5 million during the nine months ended September 30, 2002. The amounts raised were partially offset by the payment of commissions and offering costs totaling $182.0 million and $105.0 million and redemptions of $41.2 million and $11.6 million during the nine months ended September 30, 2003 and 2002, respectively.

Additionally, we obtained funds from financing arrangements totaling $649.3 million and $27.7 million and made repayments of borrowings of $796.1 million and $0.04 million during the nine months ended September 30, 2003 and 2002, respectively, based on the availability and need of cash for investment in real estate assets during those periods. We incurred deferred financing costs related to new financing facilities of $4.6 million and $1.1 million during the nine months ended September 30, 2003 and 2002. Primarily as a result of the increased cash flow from operations, during the nine months ended September 30, 2003 and 2002, we paid dividends of $147.0 million and $71.4 million, respectively.

Results of Operations

As of September 30, 2003, our 87 real estate properties were approximately 97% leased. Our results of operations have changed significantly for the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002, generally as result of the acquisition of approximately $1.4 billion of real estate assets during the year ended December 31, 2002, and an additional $1.3 billion of real estate assets acquired and $80.9 million in build-to-suit projects completed during the nine months ended September 30, 2003. We expect that rental income, tenant reimbursements, depreciation expense, operating expenses, asset and property management and leasing fees and net income will each increase in future periods as a result of owning the assets acquired during the nine months ended September 30, 2003, for an entire period and as a result of anticipated future acquisitions of real estate assets. Due to the average remaining terms of the long-term leases currently in place at our properties, management does not anticipate significant changes in near-term rental revenues from properties currently owned.

Three months ended September 30, 2003 vs. three months ended September 30, 2002

Rental income increased by $52.4 million, during the third quarter of 2003, from $27.5 million for the three months ended September 30, 2002, to $79.9 million for the three months ended September 30, 2003. Tenant reimbursements were $25.5 million and $3.7 million for the three months ended September 30, 2003 and 2002, respectively, for an increase of $21.8 million. The increases were primarily due to the rental income and tenant reimbursements for properties acquired subsequent to June 30, 2002, which totaled $56.2 million and $20.3 million, respectively, for the three months ended September 30, 2003 and $4.8 million and $0.9 million for the three months ended September 30, 2002. Revenues in future periods are expected to increase compared to historical periods as additional properties are acquired.

Our equity in income of joint ventures was $1.1 million and $1.3 million for the three months ended September 30, 2003 and 2002, respectively. The decrease is primarily due to the loss related to the sale of the Cort property in September 2003. Equity in income of joint ventures is not anticipated to change significantly in future periods unless we invest additional proceeds in future joint venture investments or dispose of joint venture investments.

Depreciation expense for the three months ended September 30, 2003 and 2002, was $29.0 million and $10.3 million, respectively comprising approximately 36% and 37% of rental income for the respective three month periods. The increase in depreciation expense is primarily due to the acquisitions of properties since June 30, 2002. Depreciation expense relating to assets acquired after June 30, 2002, was $20.7 million and $2.7 million for the three months ended September 30, 2003 and September 30, 2002, respectively. Depreciation expense is expected to increase in future periods as additional properties are acquired, however should remain relatively consistent as a percentage of revenues unless the relationship between the cost of the assets and the revenues earned changes.

Property operating costs were $34.6 million and $5.9 million for the three months ended September 30, 2003 and 2002, respectively, representing 33% and 19% of the sum of the rental income and tenant reimbursements for each respective three month period. The increase of property operating costs as a percentage of the sum of the rental income and tenant reimbursements is primarily due to the recent acquisition of certain full service properties that have a higher ratio of property operating costs to revenues. Property operating costs for the properties acquired subsequent to June 30, 2002 were $27.5 million and $0.8 million for the three months ended September 30, 2003 and 2002, respectively. Property operating costs are expected to increase as more properties are acquired, but expenses should remain relatively consistent as a percentage of the sum of rental income and tenant reimbursements.

Asset and property management and leasing fees expenses were $3.9 million and $1.4 million for the three months ended September 30, 2003 and 2002, respectively, representing approximately 4% of the sum of the rental income and tenant reimbursements for each three month period. Asset and property management fees for properties acquired after June 30, 2002, were $2.7 million and $0.2 million for the three months ended September 30, 2003 and 2002, respectively. Asset and property management fees are expected to increase as additional properties are acquired but as a percentage of the sum of rental income and tenant reimbursements, should remain relatively consistent with historical results.

General and administrative expenses increased from $0.7 million for the three months ended September 30, 2002, to $1.6 million for the three months ended September 30, 2003, representing approximately 2% of the total revenues for each respective three month period. General and administrative expenses are expected to increase in future periods as additional properties are acquired, but are expected to remain relatively constant as a percentage of total revenues.

Interest expense was $3.8 million and $1.3 million for the three months ended September 30, 2003 and 2002, respectively. Interest expense of $1.0 million for both the three months ended September 30, 2003 and 2002, was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings, which is offset by the interest income associated with the bonds, which results in no net impact on our operating results. The remaining $2.8 million and $0.3 million is due to the interest on our outstanding borrowings and amortization of deferred financing costs for each period. We had significantly more borrowings outstanding during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, resulting in a significant increase in the interest expense between the two periods. Interest expense in future periods will be dependent upon the amount of borrowings outstanding during those periods and current interest rates. Historical results may not be indicative of interest expense in future periods.

Earnings per share for the three months ended September 30, 2003, increased to $0.10 per share compared to $0.09 per share for the three months ended September 30, 2002. In 2003, a higher percentage of investor proceeds raised were invested in income producing real estate assets than during the same period in 2002, which resulted in increased earnings in 2003 relative to 2002. This increase in earnings is partially offset by higher costs of investment.

Nine months ended September 30, 2003 vs. nine months ended September 30, 2002

Rental income increased by $136.1 million, during the first nine months of 2003, from $66.1 million for the nine months ended September 30, 2002, to $202.2 million for the nine months ended September 30, 2003. Tenant reimbursements were $51.5 million and $12.9 million for the nine months ended September 30, 2003 and 2002, respectively, for an increase of $38.6 million. The increases were primarily due to the rental income and tenant reimbursements for properties acquired subsequent to December 31, 2001, which totaled $152.0 million $38.9 million, respectively, for the nine months ended September 30, 2003, and $17.5 million and $1.8 million for the first nine months of 2002. Revenues in future periods are expected to increase compared to historical periods as additional properties are acquired.

Our equity in income of joint ventures was $3.5 million and $3.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily due to the loss related to the sale of the Cort property in September 2003. Equity in income of joint ventures is not anticipated to change significantly in future periods unless we invest additional proceeds in future joint venture investments or dispose of joint venture investments.

Depreciation expense for the nine months ended September 30, 2003 and 2002, was $73.2 million and $23.2 million, respectively comprising approximately 36% and 35% of rental income for the respective nine month periods. Depreciation expense relating to assets acquired after December 31, 2001, was $56.4 million and $7.3 million for the nine months ended September 30, 2003 and 2002, respectively. Depreciation expense is expected to increase in future periods as additional properties are acquired, however should remain relatively consistent as a percentage of revenues unless the relationship between the cost of the assets and the revenues earned changes.

Property operating costs were $75.6 million and $17.1 million for the nine months ended September 30, 2003 and 2002, respectively, representing approximately 30% and 22% of the sum of the rental income and tenant reimbursements for each respective nine month period. The increase in the property operating costs as a percentage of the sum of the rental income and tenant reimbursements is primarily due to operating costs of the recently acquired full service properties as a percentage of revenues. Property operating costs for the properties acquired subsequent to December 31, 2001, were $58.9 million and $2.7 million for the nine months ended September 30, 2003 and 2002, respectively. Property operating costs are expected to increase as more properties are acquired, but expenses should remain relatively consistent as a percentage of the sum of rental income and tenant reimbursements.

Asset and property management and leasing fees expenses were $9.1 million and $3.1 million for the nine months ended September 30, 2003 and 2002, respectively, representing approximately 4% of the sum of the rental income and tenant reimbursements for each nine month period. Management and leasing fees for properties acquired after December 31, 2002, were $6.4 million and $0.7 million for the nine months ended September 30, 2003 and 2002, respectively. Management and leasing fees are expected to increase as additional properties are acquired; however, as a percentage of the sum of rental income and tenant reimbursements should remain relatively consistent with historical results.

General and administrative expenses increased from $1.9 million for the nine months ended September 30, 2002, to $4.2 million for the nine months ended September 30, 2003, representing approximately 2% of the total revenues for each respective nine month period. General and administrative expenses are expected to increase in future periods as our assets continue to increase as additional properties are acquired, but are expected to remain relatively constant as a percentage of total revenues.

Interest expense was $11.2 million and $2.6 million for the nine months ended September 30, 2003 and 2002, respectively. Interest expense of $2.9 million and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively, was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings, which is offset by the interest income associated with the bonds, which results in no net impact on our operating results. The remaining $8.3 million and $0.8 million, respectively, is due to the interest on our outstanding borrowings for each period and amortization of deferred financing costs. We had significantly more borrowings outstanding during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, resulting in a significant increase in the interest expense between the two periods. Additionally, in the period ending September 30, 2003, we wrote-off approximately $0.5 million of deferred costs associated with the Bank of America $110.0 million line of credit termination (See Note 4 of our consolidated financial statements for further information). Interest expense in future periods will be dependent upon the amount of borrowings outstanding during those periods and current interest rates. Historical results may not be indicative of interest expense in future periods.

Earnings per share for the nine months ended September 30, 2003, decreased to $0.30 per share compared to $0.31 per share for the nine months ended September 30, 2002. This decrease is primarily a result of the higher cost of investments in the real estate assets we acquired in 2003 relative to returns on those investments resulting in lower per share earnings in 2003.

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

The following table reflects the calculation of FFO for the three and nine month periods ended September 30, 2003 and 2002:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
FUNDS FROM OPERATIONS:
Net income	$33,820	$15,285	$86,169	$39,821
Add:
Depreciation of real estate assets	28,963	10,282	73,241	23,185
Amortization of deferred leasing costs	895	78	1,244	229
Depreciation & amortization—unconsolidated investments in joint venture assets	805	708	2,370	2,115

Funds from Operations (FFO)	$64,483	$26,353	$163,024	$65,350

WEIGHTED AVERAGE SHARES
BASIC AND DILUTED	350,741	163,395	289,521	128,541

In order to recognize revenues on a straight line basis over the terms of the respective leases, we recognized straight line rental revenue of $5.7 million and $2.1 million during the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, we recognized straight line rental revenue of $10.8 million and $5.3 million, respectively.

Amortization of the intangible lease assets included in deferred leasing costs in the accompanying consolidated balance sheets resulted in an increase in amortization of deferred leasing costs of approximately $0.6 million for the nine months ended September 30, 2003. Amortization of the other intangible lease assets and liabilities resulted in a net decrease in rental revenue of $1.3 million and $0.2 million for the three and nine months ended September 30, 2003, respectively.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

In the event that inappropriate useful lives or methods are used for depreciation, our net income would be misstated.

Allocation of Purchase Price of Acquired Assets

On January 1, 2002, Wells REIT adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” (“FAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is Wells REIT’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases. The capitalized above-market and below-market lease values are amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to rental income over the remaining term of the respective leases.

Estimates of the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate assets to the fair value and recognize an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held by us and any unconsolidated joint ventures at September 30, 2003.

Commitments and Contingencies

We are subject to certain contingent liabilities and commitments with regard to certain transactions. Refer to Notes 7 and 8 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Take Our Purchase and Escrow Agreements
•	Letters of Credit
•	Commitments Under Existing Lease Agreements
•	Earn-out Agreements
•	Leasehold Property Obligations
•	Pending Litigation
•	NASD Enforcement Action

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

Additionally, certain members of the board also serve on the board of another REIT sponsored by the Advisor and will encounter certain conflicts of interest regarding investment and operations decisions.

Subsequent Events

Sale of Shares of Common Stock

From October 1, 2003 through October 31, 2003, Wells REIT had raised approximately $243.2 million through the issuance of approximately 24.3 million shares of common stock of Wells REIT. As of October 31, 2003, approximately $505.2 million in shares (50.5 million shares) remained available for sale to the public under the fourth offering, exclusive of shares available under Wells REIT’s dividend reinvestment plan.

Status of our Share Redemption Program

Wells REIT’s share redemption program allowed for the redemption of approximately 4.37 million shares at an aggregate cost of approximately $43.7 million for the year ending December 31, 2003. From January 1, 2003 through October 31, 2003, Wells REIT had redeemed the entire 4.37 million shares of common stock available for redemption for the year at an aggregate cost of approximately $43.7 million and, accordingly, there are no remaining shares available for redemption for the year ending December 31, 2003. Requests for potential redemption will not be eligible for redemption until after January 1, 2004, subject, in all cases, to the board’s ability to change or terminate our share redemption program at any time in its discretion.

Legal Proceedings

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants including the Wells REIT, Wells Investment Securities, Inc., the dealer manager, and Wells Real Estate Funds, Inc., the parent company of both the Advisor and Wells Investment Securities, Inc. (“Wells Defendants”). The complaint alleges, among other things, (1) that certain former members of the Luzerne Board named as defendants invested $10 million in the Wells REIT on behalf of the Plan, (2) that certain former board member defendants breached their fiduciary duties to the Plan by, among other things, permitting the investment of the Plan’s funds in investments not suitable for the Plan because they were long-term illiquid investments, permitting the Plan to pay excessive fees and commissions to co-defendants, and accepting political contributions in exchange for awarding advisory and management agreements, (3) that the Wells Defendants and others knew or should have known that the investment, and the fees and commissions associated with the investment, was not a proper investment for the Plan because it was a long-term illiquid investment, (4) that the Wells Defendants and others knew or should have known that certain Luzerne Board members and certain investment advisors and managers were breaching their fiduciary duties to the Plan, (5) that the defendants engaged in and conspired to engage in an improver scheme to intentionally defraud the Plan, and (6) that the investment was not approved by a majority of the Luzerne Board at a public meeting and, consequently, the investment was an inappropriate and void action. The Plan is seeking damages of not less than $25 million, treble damages and punitive damages from all defendants on a joint and several liability basis. The Wells REIT believes that this lawsuit is without merit with respect to the Wells Defendants. While it is too early to determine the likely outcome of this lawsuit, after consultation with legal counsel, management does not believe that a reserve for a loss contingency is necessary.

Property Acquisitions

Wells REIT acquired certain properties subsequent to September 30, 2003. Refer to Note 8 of the consolidated financial statements for descriptions of the following acquisitions:

•	IBM Portland
•	Leo Burnett

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

The table below presents the principal amounts, in thousands, and weighted average interest rates by calendar year of expected maturity to assess our sensitivity to interest rate changes as of September 30, 2003.

	2003	2004	2005	2006	Thereafter
MATURING DEBT:
Variable rate debt	$—	$—	$—	$90,000	$—
Fixed rate debt	11,432	—	—	—	—
AVERAGE INTEREST RATE ON DEBT:
Variable rate debt	—	—	—	2.27%	—
Fixed rate debt	8.13%	—	—	—	—

Fair value of our debt approximates its carrying amount.

Approximately $90.0 million, or 42%, of our debt facilities at September 30, 2003, are subject to variable rates. The weighted average interest rate on the variable rate debt at September 30, 2003, was 2.27%. The variable rate debt is based on LIBOR plus a specified margin (See Note 4 of the consolidated financial statements included in this report for more detailed information) for each debt facility. An increase in the variable interest rate on the variable rate facilities constitutes a market risk.

We do not believe there is any exposure to increases in interest rate risk related to the capital lease obligations of $54.5 million at September 30, 2003, as the obligations are at fixed interest rates and we also own the related bonds. These amounts have been excluded from the tables above.

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

ITEM 2.	CHANGE IN SECURITIES AND USE OF PROCEEDS

No equity securities that are not registered under the Securities Act of 1933 have been sold by Wells REIT.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of Wells REIT’s indebtedness.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On July 15, 2003, the Registrant held its annual meeting of stockholders at Capital City Country Club Brookhaven in Atlanta, Georgia.

(b)	The stockholders of the Registrant elected the following individuals to the board of directors: Leo F. Wells, III, Douglas P. Williams, John L. Bell, Michael R. Buchanan, Richard W. Carpenter, Bud Carter, William H. Keogler, Jr., Donald S. Moss, Walter W. Sessoms and Neil H. Strickland.

(c)	The following matter was approved by the stockholders of the Registrant at the annual meeting:

The following votes were cast in connection with the election of the directors:

Name	Votes For	Votes Withheld
Leo Wells	165,217,459	3,402,846
Douglas Williams	165,238,411	3,381,894
John Bell	165,263,674	3,356,631
Michael Buchanan	165,219,594	3,400,711
Richard Carpenter	165,298,744	3,321,561
Bud Carter	165,273,616	3,346,689
William Keogler	165,261,846	3,358,459
Donald Moss	165,222,537	3,397,768
Walter Sessoms	165,177,858	3,442,447
Neil Strickland	165,220,105	3,400,200

ITEM 5.	OTHER INFORMATION

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	The Registrant filed the following Current Reports on Form 8-K during the third quarter of 2003:

(i)	On August 14, 2003, we filed a Current Report on Form 8-K dated August 1, 2003 reporting the acquisitions of the IBM Reston, ISS Atlanta III, Lockheed Martin Rockville and Cingular Atlanta Buildings;

(ii)	On September 4, 2003, we filed Amendment No. 1 to Current Report on Form 8-K/A dated August 1, 2003 providing the required financial statements relating to the acquisitions of the Lockheed Martin Rockville and Cingular Atlanta Buildings; and

(iii)	On September 11, 2003, we filed a Current Report on Form 8-K dated September 11, 2003 reporting the declaration of the fourth quarter 2003 dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
(Registrant)

Dated: November 10, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit No.	Description

10.103	Lease Agreement for Cingular Atlanta Building (previously filed as Exhibit 10.103 in Post-Effective Amendment No. 5 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., filed with the Commission on September 18, 2003, Commission File No. 333-85848, and hereby incorporated by this reference)

10.104	Lease Agreement for Aventis Northern NJ Building (previously filed as Exhibit 10.104 in Post-Effective Amendment No. 5 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., filed with the Commission on September 18, 2003, Commission File No. 333-85848, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002