Form 10-K
period 2003-12-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2004-03-12
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSMISSION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from              to

Commission file number 0-25739

WELLS REAL ESTATE INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-2328421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK

(Title of Class)

COMMON STOCK

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the voting stock held by nonaffiliates:

While there is no established market for the Registrant’s shares of voting stock, the Registrant has offered and sold shares of its voting stock pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10 per share. The number of shares of common stock outstanding as of February 29, 2004 was approximately 461,859,324.

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Investment Trust, Inc. Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2004.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space which may impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease up costs or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to invest dividend reinvestment plan proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing and refinancing as appropriate;

•	Our ability to pay amounts to our lenders before any distributions to stockholders;

•	Changes in interest rates related to variable rate debt;

•	Lenders may require us to enter into restrictive covenants relating to our operations;

•	Future demand for our equity securities through our current dividend reinvestment plan and future offerings of shares under a future dividend reinvestment plan, if any;

•	Potential changes to our share redemption plan or dividend reinvestment plan;

•	The amount of redemptions approved by our board of directors in future periods;

Other operational risks

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Our dependency on Wells Capital, Inc. (the “Advisor”), its key personnel and its affiliates for various administrative services;

•	Our Advisor’s ability to attract and retain high quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental and zoning laws and regulations in the event that such position is questioned by the respective authority; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours or other actions that may adversely impact the operations of our joint ventures.

PART I

ITEM 1. BUSINESS

General

Wells REIT is a Maryland corporation formed on July 3, 1997, which commenced operations on June 5, 1998 and qualifies as a real estate investment trust (“REIT”). Substantially all of our business is conducted through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, or Wells OP’s subsidiaries. Wells REIT is the sole general partner of Wells OP. Wells OP owns properties directly or through wholly-owned subsidiaries, and Wells OP has also entered into certain joint ventures with real estate limited partnership programs sponsored by our Advisor or its affiliates, as well as certain joint ventures with parties not otherwise affiliated with our Advisor or us. We do not consolidate the joint ventures with affiliates of our Advisor based on the terms of the joint venture agreements and the lack of control. The joint ventures with those not otherwise affiliated with us or our Advisor are consolidated in the accompanying consolidated financial statements, as we control these ventures. References to Wells REIT, we, us, or our herein shall include all subsidiaries of Wells REIT including Wells OP, its subsidiaries and the consolidated joint ventures.

Our stock is not listed on a national exchange. However, our Articles of Incorporation currently require that we begin the process of liquidating our investments and distributing the resulting proceeds to our stockholders if our shares are not listed on a national exchange by January 30, 2008. Our Articles of Incorporation can only be amended by a proxy vote of our stockholders.

We engage in the acquisition and ownership of commercial real estate properties primarily consisting of high grade office and industrial buildings leased to large corporate tenants located throughout the United States, including properties that are under construction, are newly constructed or have operating histories. As of December 31, 2003, all properties currently owned by us are office buildings, warehouses and manufacturing facilities or some combination. However, we are not limited to such investments.

At December 31, 2003, we owned interests in 109 properties, either directly or through joint ventures, comprising approximately 24.7 million square feet of commercial office space located in 26 states and the District of Columbia. At December 31, 2003, these properties were approximately 97% leased.

Real Estate Investment Objectives

Our primary investment objectives are to maximize cash dividends paid to our investors; to preserve, protect, and return our investors’ capital contributions; and to realize growth in the value of our properties upon our ultimate sale of such properties.

In determining the appropriateness of an investment in real estate, we consider the quality of the creditworthiness of the tenants, the real estate and the impact of the acquisition on our portfolio as a whole with regard to diversification by geography, type of property, industry group of tenants and timing of lease expirations. The location of the property, its appropriateness for any development contemplated or in progress, its income producing capacity, the prospects for long-range appreciation and liquidity are each considered in evaluating the quality of the real estate.

We have developed specific standards for determining creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building. Creditworthy tenants of the type we target have become highly valued in the marketplace and, accordingly, there is increased competition in acquiring properties with these creditworthy tenants. Although authorized to enter into leases with any type of tenant, a majority of our tenants are large corporations or other entities which have a net worth in excess of $100 million or whose lease obligations were guaranteed by another corporation or entity with a net worth in excess of $100 million.

Our investment philosophy emphasizes diversification of our portfolio for geographic locations, industry group of tenants and timing of lease expirations. Prior to acquisition we perform an assessment to ensure that our portfolio is diversified with regard to these criteria to minimize the impact on our portfolio of significant factors affecting a single geographic area, type of property or industry group of tenants. Additionally, we analyze annual lease expirations in an attempt to minimize the impact on the cash flows from operations of the portfolio as a whole for properties that may be vacant until released.

As a result of the continued focus on quality real estate and creditworthy tenants in the market, the purchase prices for such properties have increased with corresponding reductions in cap rates and returns on investment. We have remained steadfast in our commitment to invest in quality properties that will produce quality income for our stockholders.

We anticipate that in future periods we will continue to acquire additional properties which meet our investment objectives with regard to quality and dispose of certain properties in order to continue to position the portfolio at an acceptable range of diversification for each criteria; however, the number and mix of properties we acquire will largely depend upon the real estate and market conditions and other circumstances existing at the time we acquire the properties. We anticipate that future acquisitions will come from a variety of sources, including cash flows after dividends paid, proceeds we receive from our dividend reinvestment plan remaining after funding share redemptions as approved by the board of directors, net proceeds from property dispositions and additional borrowings.

The majority of our leases are generally what we refer to as “economically net” leases. An “economically net” lease provides that in addition to making its lease payments, the tenant is required to pay or reimburse us for all real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs. Generally, we are responsible for the replacement of specific structural components of a property such as the roof of the building or the parking lot. Upon expiration of leases at our properties, we expect to negotiate a majority of our leases so they also will be “economically net” leases.

Financing Objectives

To date we have financed our acquisitions through a combination of equity raised in our public offerings and debt we incurred or assumed upon the acquisition of certain properties. We anticipate that future acquisitions will be funded primarily through existing or future debt arrangements, proceeds we raise pursuant to our dividend reinvestment plan and net proceeds we receive from the sale of existing properties.

Our charter limits borrowings to 50% of the aggregate value of all properties. While we do not intend to reach this leverage limit, we do intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so more funds will be available for investment in properties, which provides a more diversified portfolio. Currently, we intend to operate at a debt to acquisition cost ratio of 15% to 20%. However, this range may change depending upon various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to pay dividends in accordance with our investment objectives, the availability of properties meeting our investment criteria, the availability of debt or changes in the cost of debt financing.

As of the time of the filing of this document, we had substantial amounts outstanding under the variable lines of credit in order to take advantage of the lower rates available in the current interest rate environment; however, we are currently working with lenders to obtain a new credit facility that will include a greater percentage of long-term fixed rate debt along with a similar line of credit. We will continue to consider the sources and terms of our borrowing facilities to ensure that we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Operating Objectives

As we have completed our initial acquisition phase, our operational performance of the portfolio becomes of greater importance. As such, we will be focusing on a number of key initiatives:

•	Selective dispositions and reinvestment in other real estate consistent with our investment strategies that provide higher returns than the properties disposed of or greater diversification of our portfolio or otherwise improve the overall quality and economic performance of our portfolio over the long term;

•	Strategically negotiating renewals or lease extensions that expire in either the next few years or at times in which we believe it is important to make adjustments to our lease expiration exposure;

•	Upon lease expiration and with regard to currently vacant space at our properties, ensuring that we enter into leases at market rents so that we receive the maximum returns on our properties as permitted by the market;

•	For expirations in future periods, consider appropriate actions to ensure that we can position the property appropriately to retain the tenants at lease expiration or negotiate lease amendments lengthening the term of the lease resulting in the receipt of increased rents over the long term as allowed by the market; and

•	Reduction of operating expenses as a percentage of revenues as we take advantage of certain economies of scale.

Offerings of Common Stock

During the period from our inception through the year ended December 31, 2003, we were in both an equity raising and property acquisition phase that resulted in a significant increase in our outstanding equity and total assets. We do not anticipate a significant change in the amount of shares outstanding in future periods, except for the issuance of additional shares under our current dividend reinvestment plan and the redemption of shares under our share redemption program, each of which may be amended or terminated at the discretion of the board of directors upon providing appropriate notice.

We have initiated four offerings of our common stock at $10 per share pursuant to Registration Statements on Form S-11 filed under the Securities Act of 1933 resulting in approximately 471.5 million shares being sold as of December 31, 2003 which are held by approximately 118,000 stockholders. Details of each offering are as follows:

Offering #	Date Commenced	Termination Date	Gross Proceeds	Shares Issued
1	January 30, 1998	December 19, 1999	$ 132.2 million	13.2 million
2	December 20, 1999	December 19, 2000	$ 175.2 million	17.5 million
3	December 20, 2000	July 26, 2002	$ 1,283.0 million	128.3 million
4	July 26, 2002	*December 11, 2003	$ 3,124.7 million (through December 31, 2003)	312.5 million (through December 31, 2003)
Total as of December 31, 2003			$ 4,715.1 million	471.5 million

*	As of December 11, 2003, there were no shares remaining available for sale to the public pursuant to the fourth offering, exclusive of (1) shares available for sale to our current stockholders under the dividend reinvestment plan, and (2) shares reserved to complete requests for transfer of asset transactions which were received by us on or before November 21, 2003. The issuance of shares pursuant to our dividend reinvestment plan will continue until the earlier of the issuance of all shares remaining under the fourth offering or July 25, 2004. Shares have been reserved for requests for transfer of assets received prior to November 21, 2003, but have not been included in the above amounts as the shares are not considered outstanding until all supporting documentation and other requirements have been satisfied.

After incurring costs from all offerings of approximately $162.8 million in acquisition and advisory fees and expenses, approximately $446.8 million in selling commissions and dealer manager fees, approximately $61.5 million in organization and other offering costs and common stock redemptions of approximately $64.6 million pursuant to our share redemption program, approximately $4.0 billion was available for investment in real estate assets, substantially all of which had been invested as of December 31, 2003.

Employees

We have no direct employees. The employees of our Advisor and Wells Management Company, Inc. (“Wells Management”), an affiliate of our Advisor, provide services for us related to asset management, accounting, investor relations and all other administrative services. Based on time spent on each entity by personnel, the related expenses are allocated to us and the other various products that Wells Management and the Advisor service. We were allocated salaries, wages and other payroll related costs by Wells Management and our Advisor totaling approximately $3.9 million, $2.0 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are included in general and administrative expenses in the consolidated statements of income.

Insurance

We believe that our properties are adequately insured.

Competition

As the leasing of real estate is highly competitive, we will experience competition for tenants from owners and managers of competing projects. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our results of operations. At the time we elect to acquire additional properties, we will compete with other buyers who are interested in the property which may result in an increase in the cost that we pay for the property or may result in us ultimately not being able to acquire the property. At the time we elect to dispose of one of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers for properties which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

Economic Dependency

We have engaged Wells Management and the Advisor to provide asset management services and supervise the management and leasing of our properties, as well as other administrative responsibilities for us including accounting services and investor relations. Refer to Note 10 of the accompanying consolidated financial statements included in this report for details of the fees paid to Wells Management and the Advisor during the years ended December 31, 2003, 2002 and 2001.

As a result of the above relationships, we are dependent upon Wells Management, the Advisor and other affiliates of the Advisor to provide certain services which are essential to us including certain asset management and property management services, asset acquisition and disposition recommendations and other general administrative responsibilities under agreements some of which have terms of one year or less. In the event that these companies were unable to provide us with the respective services, we will be required to find alternative providers of these services.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2003, no tenant represents more than 10% of our future rental income under non-cancelable leases or 10% of our current year rent revenues. We are not aware of any reason that our current tenants will not be able to pay their contractual rental amounts as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Web Site Address

Access to copies of each of our filings with the SEC may be obtained free of charge from the website of our Advisor at http://www.wellsref.com through a link to the http://www.sec.gov website.

ITEM 2. PROPERTIES

As of December 31, 2003, we own interests in 109 properties. Of these properties, 88 are wholly-owned and included in our consolidated financial statements. Three properties are owned through consolidated joint ventures. The remaining 18 properties are owned through joint ventures with affiliates of our Advisor.

At December 31, 2003, our properties were approximately 97% leased with an average lease term remaining of approximately 8 years. Tenants with a net worth greater than $100 million and $1 billion at the time of acquisition provided 93% and 76% of our annual rental income, respectively.

Property Statistics

At December 31, 2003, we owned interests in 109 properties, either directly or through joint ventures. While we have limited industrial warehouse assets in our portfolio, the majority of assets are commercial office buildings located in 26 states and the District of Columbia.

The following table shows lease expirations of our portfolio as of December 31, 2003, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	2003 Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of 2003 Annualized Gross Base Rent
Vacant	$—	881	0%
2004	5,436	327	1%
2005	15,834	810	4%
2006	25,064	985	6%
2007	28,912	1,410	7%
2008	19,730	1,094	5%
2009	31,138	1,498	7%
2010	72,545	3,810	17%
2011	59,465	4,590	14%
2012	76,543	3,943	18%
2013	40,599	1,996	9%
Thereafter	58,556	3,346	12%

	$433,822	24,690	100%

The following table shows the geographic diversification of our portfolio as of December 31, 2003.

Location	2003 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2003 Annualized Gross Base Rents
Chicago	$74,669	4,635	17%
Washington, D.C.	62,451	1,969	14%
Northern New Jersey	31,278	1,690	7%
Dallas	24,915	1,450	6%
New York	22,197	989	5%
Atlanta	21,015	992	5%
Minneapolis	19,488	1,230	4%
Los Angeles	18,886	682	4%
Orange County	17,954	1,134	4%
Detroit	17,319	887	4%
Houston	13,643	727	3%
Philadelphia	13,395	840	3%
Phoenix	10,903	792	3%
Other*	85,709	6,673	21%

	$433,822	24,690	100%

*	- None more than 3%

The following table shows the tenant industry diversification of our portfolio as of December 31, 2003.

Industry	2003 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2003 Annualized Gross Base Rent
Business Services	$49,684	3,049	11%
Depository Institutions	33,910	1,811	8%
Non-depository Institutions	32,852	2,117	8%
Electronic & Other Electric Equipment	26,932	1,599	6%
Insurance Carriers	26,929	1,656	6%
Legal Services	21,354	1,052	5%
Transportation Equipment	20,767	1,011	5%
Communication	20,105	964	5%
Administration of Economic Programs	19,337	599	4%
Finance, Taxation, & Monetary Policy	17,480	564	4%
Food & Kindred Products	17,215	631	4%
Environmental Quality And Housing	13,416	438	3%
Engineering & Management Services	13,346	653	3%
Insurance Agents, Brokers, & Service	12,382	610	3%
Chemicals & Allied Products	12,213	635	3%
Other*	95,900	7,301	22%

	$433,822	24,690	100%

*	- None more than 3%

The following table shows the top fifteen tenants by percentage of annual gross revenues of our portfolio as of December 31, 2003.

Tenant	2003 Annualized Gross Base Rent (in thousands)	Percentage of 2003 Annualized Gross Base Rent
National Aeronautics and Space Administration	$19,143	4%
BP Corporation	15,699	4%
Nestle USA, Inc.	14,848	3%
Leo Burnett USA, Inc.	13,562	3%
Independence Blue Cross	12,904	3%
Nokia	11,986	3%
Office Of The Comptroller Of The Currency	11,669	3%
US Bancorp Piper Jaffray Companies, Inc.	10,833	3%
Winston & Strawn LLP	9,788	2%
The People of the State of New York	9,695	2%
Cingular Wireless, LLC	8,880	2%
United States National Park Service	8,210	2%
Bank of America, NA	7,573	2%
International Business Machines Corp (IBM)	7,470	2%
Caterpillar Financial Services Corporation	7,384	2%

	$169,644	40%

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures with affiliates of the Advisor or others not otherwise affiliated with our Advisor or us. Refer to the sections below discussing the joint ventures for restrictions related to the operations and other investment decisions.

Certain properties we own are subject to ground leases. Refer to Schedule III listed in the index of Item 15(a) of this report, which details properties subject to ground leases as of December 31, 2003.

Certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details properties held as collateral for debt facilities as of December 31, 2003.

Consolidated Joint Ventures With Others Not Otherwise Affiliated with Our Advisor or Us

Prior to the year ended December 31, 2003, all of our properties were wholly-owned or owned through joint ventures with affiliates of our Advisor; however, during 2003, we acquired certain interests in entities in which other parties not otherwise affiliated with us or our Advisor retained certain limited ownership interests, as described below. Each of these properties is included in our consolidated financial statements.

Leo Burnett Chicago Building

On November 6, 2003, Wells 35 W. Wacker, LLC, a single member Delaware limited liability company wholly owned by Wells OP purchased an approximate 97.9% general partnership interest in VV City-Buck Venture, L.P. (“VV City”), a Delaware limited partnership, which is the owner of an approximate 96.5% general partnership interest in 35 W. Wacker Venture, L.P. (“Wacker Venture”). As a result of this two-tier partnership structure, Wells OP indirectly acquired an approximate 94.5% interest in the Leo Burnett Chicago Building. Wells OP received a credit against the purchase price paid at closing in the amount of approximately $139.3 million representing Wells OP’s pro rata portion of the existing indebtedness against the Leo Burnett Chicago Building in the amount of approximately $147.4 million. Buck 35 Wacker, L.L.C. retained an approximate 2.1% limited partnership interest in VV City and Leo Burnett USA, Inc. retained an approximate 3.5% limited partnership interest in Wacker Venture, both of which are not otherwise affiliated with our Advisor or us.

In exchange for certain concessions given as part of this transaction, through Wells OP, we entered into an amendment to the current partnership agreement of Wacker Venture to extend and modify certain restrictions contained in the partnership agreement relating to a future sale or refinance of the Leo Burnett Chicago Building prior to December 31, 2012. In addition, we agreed to guarantee certain tax indemnification payments required to be made to compensate Leo Burnett from adverse tax consequences resulting from a future sale or refinancing of the Leo Burnett Chicago Building. As a result, unless we obtain the prior consent of Leo Burnett to the transaction, we will be required to make a tax indemnity payment to Leo Burnett upon any sale or refinancing of the Leo Burnett Chicago Building prior to December 2012 which will result in an adverse tax impact on Leo Burnett. Our maximum potential liability of such tax indemnification obligation at the time of acquisition was approximately $6.5 million, which decreases over time to $1.0 million in 2012.

Washington Properties REIT

On November 19, 2003, through Wells OP we acquired all of the outstanding common stock in BCSP II Washington Properties, Inc. (“Washington Properties REIT”), a Maryland corporation qualifying as a real estate investment trust, which owns interests in three office buildings in the Washington, DC area, through its ownership in various operating entities.

Washington Properties REIT buildings consist of the 400 Virginia Building that is owned by 400 Virginia Avenue LLC, a Delaware limited liability company, of which Washington Properties REIT owns all membership interests; the US Park Service Building; and the 1225 Eye Street Building. 369 shares of Washington Properties REIT Preferred Stock remain outstanding to various stockholders at December 31, 2003. The Washington Properties REIT has the right to redeem any or all of the outstanding Washington Properties REIT Preferred Stock on or after December 31, 2003 for an aggregate redemption price of approximately $0.4 million.

US Park Service Building

The Washington Properties REIT owns all of the membership interests in 1201 Equity LLC, a Delaware limited liability company which owns a 49.5% membership interest in 1201 Eye Street, N.W. Associates LLC (“1201 Associates”), a Delaware limited liability company which owns the US Park Service Building. Approximately 50.0% of 1201 Associates is owned by One Franklin Plaza, LLC (“One Franklin”), a Delaware limited liability company, and the remaining approximately 0.5% of 1201 Associates is owned by six additional owners. Neither One Franklin nor any of the other owners of membership interests in 1201 Associates are otherwise affiliated in any way with our Advisor or us.

The property is subject to a subordinate mortgage that is held by another wholly-owned subsidiary, which is convertible to equity at certain times in the future at our discretion.

1201 Associates is prohibited from selling the US Park Service Building without the consent of One Franklin prior to November 1, 2007, and from prepaying the outstanding balance of the first mortgage loan held by MetLife, except that the MetLife loan may be replaced by substantially similar non-recourse debt in an amount not less than the then current outstanding principal balance of the MetLife loan and so long as the maturity date of such debt is not prior to November 1, 2007. Thereafter, 1201 Associates is required to use commercially reasonable efforts to maintain similar non-recourse debt through December 31, 2011.

1225 Eye Street Building

The Washington Properties REIT owns all of the membership interests in 1225 Equity LLC, a Delaware limited liability company which owns a 49.5% membership interest in 1225 Eye Street, N.W. Associates LLC (“1225 Associates”), a Delaware limited liability company which owns the 1225 Eye Street Building. Approximately 50.0% of 1225 Associates is owned by One Franklin, and the remaining approximately 0.5% of 1225 Associates is owned by seven additional owners. None of the other owners of membership interests in 1225 Associates are otherwise affiliated in any way with our Advisor or us.

The property is subject to a subordinate mortgage that is held by another wholly-owned subsidiary, which is convertible to equity at certain times in the future at our discretion.

1225 Associates is prohibited from selling the 1225 Eye Street Building without the consent of One Franklin prior to November 1, 2007, and from prepaying the outstanding balance of the first mortgage loan held by MetLife, except that the MetLife loan may be replaced by substantially similar non-recourse debt in an amount not less than the then current outstanding principal balance of the MetLife loan and so long as the maturity date of such debt is not prior to November 1, 2007. Thereafter, 1225 Associates is required to use commercially reasonable efforts to maintain similar non-recourse debt through December 31, 2011.

Unconsolidated Joint Ventures With Affiliates of the Advisor

At December 31, 2003, through our ownership in Wells OP, we own interests in certain properties through unconsolidated joint ventures with affiliates of our Advisor as outlined below:

Joint Venture	Joint Venture Partners	Ownership Percentage	Properties Held by Joint Venture
Fund XIII-REIT Joint Venture	Wells OP Wells Real Estate Fund XIII, L.P.	72%	AmeriCredit Phoenix Building ADIC Building John Wiley Indianapolis Building AIU Chicago Building

Fund XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XII, L.P.	55%	Siemens Building AT&T Oklahoma Buildings Comdata Building

Fund XI-XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XI, L.P. Wells Real Estate Fund XII, L.P.	57%	111 Southchase Boulevard (f/k/a EYBL CarTex) Building Sprint Building Johnson Matthey Building Gartner Building

Fund IX-X-XI-REIT Joint Venture	Wells OP Wells Real Estate Fund IX, L.P. Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P.	4%	Alstom Power Knoxville Building Ohmeda Building Interlocken Building Avaya Building Iomega Building

Wells/Freemont Associates Joint Venture (the “Freemont Joint Venture”)	Wells OP Fund X-XI Joint Venture	78%	Fairchild Building

Wells/Orange County Associates Joint Venture (the “Orange County Joint Venture”)	Wells OP Fund X-XI Joint Venture	44%	(1)

Fund VIII-IX-REIT Joint Venture	Wells OP Fund VIII-IX Joint Venture	16%	Quest Building

(1)	Orange County Joint Venture sold its interest in its only property on September 11, 2003 for approximately $5.8 million resulting in a loss of approximately $0.4 million, with approximately $0.2 million being allocated to Wells OP. The initial purchase price of the building was approximately $6.4 million. Proceeds from the sale were distributed to the respective partners resulting in minimal assets and liabilities remaining in Orange County Joint Venture. The sale proceeds allocable to Wells OP were approximately $2.4 million.

The investment objectives of each joint venture above in which Wells OP is a partner with affiliates of our Advisor are primarily consistent with our investment objectives. Through Wells OP, we are acting as the initial administrative venturer, as defined in the respective agreements, of each of the joint ventures included above, and as such, are responsible for establishing policies and operating procedures with respect to the business and affairs of each of these joint ventures with affiliates of our Advisor. However, approval of the other joint venture partners is required for any major decision or any action that materially affects these joint ventures or their real property investments.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we or our subsidiaries may become subject to litigation or claims. Except as disclosed below, there are no other material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving us or our subsidiaries during the year ended December 31, 2003, requiring disclosure under Item 103 of Regulation S-K.

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants including Wells Investment Securities, Inc. (“WIS”), our dealer manager, Wells Real Estate Funds, Inc., the parent company of both the Advisor and WIS and us (“Wells Defendants”). The complaint alleges, among other things, (1) that certain former members of the Luzerne Board named as defendants invested $10 million in our common stock on behalf of the Plan, (2) that certain former board member defendants breached their fiduciary duties to the Plan by, among other things, permitting the investment of the Plan’s funds in investments not suitable for the Plan because they were long-term illiquid investments, permitting the Plan to pay excessive fees and commissions to co-defendants, and accepting political contributions in exchange for awarding advisory and management agreements, (3) that the Wells Defendants and others knew or should have known that the investment, and the fees and commissions associated with the investment, was not a proper investment for the Plan because it was a long-term illiquid investment, (4) that the Wells Defendants and others knew or should have known that certain Luzerne Board members and certain investment advisors and managers were breaching their fiduciary duties to the Plan, (5) that the defendants engaged in and conspired to engage in an improver scheme to intentionally defraud the Plan and (6) that the investment was not approved by a majority of the Luzerne Board at a public meeting and, consequently, the investment was an inappropriate and void action. The Plan is seeking damages of not less than $25 million, treble damages and punitive damages from all defendants on a joint and several liability basis. We believe that this lawsuit is without merit with respect to the Wells Defendants. While it is too early to determine the likely outcome of this lawsuit, we do not believe that a reserve for a loss contingency is necessary.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

As of February 29, 2004, we had approximately 461.9 million shares of common stock outstanding held by a total of approximately 117,000 stockholders. The number of stockholders is based on the records of our Advisor, who serves as our registrar and transfer agent. Under our Articles of Incorporation, certain restrictions are imposed on the ownership and transfer of shares.

In order for NASD members and their associated persons to have participated in the offering and sale of shares of common stock pursuant to the fourth offering or to participate in any future offering of our shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares shall be deemed to be $10 per share as of December 31, 2003. The basis for this valuation is the fact that we have recently completed a public offering of our shares at the price of $10 per share. However, as set forth below, there is no significant public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Moreover, we have not performed an evaluation of our properties; as such, this valuation is not based upon the value of the properties, nor does it represent the amount stockholders would receive if our properties were sold and the proceeds distributed to our stockholders in a liquidation, which amount would most likely be less than $10 per share, because at the time we were purchasing our properties, the amount of funds available for investment in properties was reduced by approximately 14% of offering proceeds raised, which were used to pay selling commissions and dealer manager fees, organization and offering costs and acquisition and advisory fees and expenses, as described in more detail in the notes to our consolidated financial statements included in this report. As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value would be significantly less than the proceeds of our offerings and may not be the best indicator of the value of shares purchased as a long term income producing investment. Instead, we believe that, for a certain period after significant amounts of shares are sold to investors, the price paid by such investors may better reflect the estimated value of the shares. Accordingly, for a period of three full fiscal years after we have ceased to sell significant amounts of shares, we expect to continue to use the latest offering price of our shares ($10 per common share) as the estimated per share value reported in our annual reports on Form 10-K. Because of this, we expect that the first estimated per share value will not be provided until after December 31, 2006.

As our stock is currently not listed on a national exchange, there is no significant public trading market for our stock. Consequently, there is the risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Our board of directors has authorized a share redemption program for investors who held the shares for more than one year, subject to the limitation that (i) during any calendar year, we will not redeem in excess of 3% of the weighted average common shares outstanding during the prior calendar year, and (ii) funding for the redemption of shares will come exclusively from the sale of shares pursuant to our dividend reinvestment plan such that in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan.

Any shares redeemed under our share redemption program are purchased by us at the lesser of $10 per share or the purchase price paid by the investor. We are under no obligation to redeem shares under our share redemption program, and our board of directors may amend or terminate the share redemption plan at any time upon 30 days notice.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. Dividends will be made to those stockholders who are stockholders of record as of daily record dates.

Quarterly dividend distributions made to the stockholders during 2002 and 2003 were as follows:

Distribution for Quarter Ended	Total Cash Distributed (in thousands)	Per Share Investment Income	Per Share Return of Capital
March 31, 2002	$17,552	$0.150	$0.044
June 30, 2002	23,306	0.150	0.044
September 30, 2002	30,530	0.150	0.044
December 31, 2002	33,608	0.135	0.040
March 31, 2003	39,650	0.123	0.052
June 30, 2003	47,955	0.123	0.052
September 30, 2003	59,437	0.123	0.052
December 31, 2003	72,079	0.123	0.052

The fourth quarter 2003 dividend declared through December 15, 2003, were paid to stockholders in December 2003. Dividends at an annualized rate of 7.0%, based upon a per share price of $10, as declared by the board of directors for the period from December 16, 2003 to March 15, 2004, will be paid to stockholders in March 2004.

Approximately 70%, 77% and 72% of the dividends paid during the years ended December 31, 2003, 2002 and 2001, respectively, were taxable to the investor as ordinary taxable income with the remaining amount tax deferred. The amount of dividends paid and taxable portion in prior periods are not necessarily indicative or predictive of amounts anticipated in future periods.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 in thousands, except for per share data.

	2003	2002	2001	2000	1999
Total assets	$4,853,399	$2,229,727	$752,281	$398,550	$143,852
Total stockholders’ equity	$3,962,406	$1,835,950	$709,343	$265,342	$116,016
Outstanding debt	$612,514	$248,195	$8,124	$127,663	$23,929
Obligations under capital leases	$64,500	$54,500	$22,000	—	—

Total revenues	$384,956	$139,628	$56,276	$25,691	$7,683
Net income	$120,685	$59,854	$21,724	$8,553	$3,885

Cash flows from operations	$237,135	$104,572	$42,349	$7,320	$4,008
Cash flows used in investing activities	$(2,207,346)	$(1,362,538)	$(274,606)	$(249,317)	$(105,395)
Cash flows provided by financing activities	$1,989,216	$1,227,844	$303,545	$243,365	$96,337
Dividends paid	$(219,121)	$(104,996)	$(36,737)	$(16,971)	$(3,806)

Earnings per share:
Basic and diluted	$0.37	$0.41	$0.43	$0.40	$0.50
Dividends declared	$0.70	$0.76	$0.76	$0.73	$0.70

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and our accompanying consolidated financial statements and notes thereto.

Overview

During the years ended December 31, 2003, 2002 and 2001, we have raised equity of approximately $2.5 billion, $1.3 billion and $0.5 billion, respectively, and have acquired properties or entities owning properties with an acquisition price and/or construction cost totaling approximately $2.7 billion, $1.4 billion and $0.2 billion, respectively. As of December 31, 2003, we have issued substantially all of the shares that we currently intend to issue, except shares to be issued pursuant to our dividend reinvestment plan. After certain acquisitions planned for the first quarter of 2004, we have acquired substantially all of the properties that we intend to acquire at this time. A significant amount of our time and effort to date has been focused on the raising of equity and acquisition of properties that meet our investment criteria (as further described in Item 1) and yield appropriate returns for our stockholders.

The significant growth of our portfolio resulted in a considerable increase in our operating results, including cash flows, revenues, net income and dividends paid. As we will obtain a full year’s benefit from the 2003 acquisitions in 2004 and future years, we do not expect that future results will be comparable to historical operating results. Substantially all of our revenues are generated from the operations of the properties that we own. After incurring property and portfolio level operating expenses, we must assess the amount of cash that we have available for capital improvements and distributions to investors. We generally anticipate that cash flows from operations will be sufficient to fund distributions paid to investors during each period, but to the extent that the cash flows from operations are not comparable between periods, the level of distributions paid to investors may change. During the years ended December 31, 2003, 2002 and 2001, we paid aggregate dividends of approximately $219.1 million, $105.0 million and $36.7 million, respectively; compared to generating cash flows from operations of approximately $237.1 million, $104.6 million and $42.3 million, respectively.

Our most significant challenges and risks primarily relate to our ability to effectively manage and operate the properties in our portfolio. Our focus is on leasing any currently vacant space and space that becomes vacant upon the expiration of the current leases at market rates and minimizing property and portfolio level operating expenses to support a maximum dividend for our investors and, ultimately, selectively disposing of certain properties and replacing them with properties generating higher returns or providing greater diversification. Our intent is to maximize distributions to our investors while at the same time making appropriate levels of capital expenditures necessary to maintain or enhance the value of the properties. We currently have a very high percentage (approximately 97%) of our space leased, but in the event we do not retain our tenants upon lease expiration at market rents or at all, we may not be able to provide returns in future periods that are consistent with historical periods. Therefore, we are continually assessing the needs of our tenants so we can provide as much assurance as possible and retain them at appropriate rental levels. We believe that we have adequately diversified our portfolio to minimize the affect of negative conditions impacting a certain geographic region, industry or tenant.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have resumed making investments in new employees. Job growth is considered to be the most significant demand driver for office markets. Unfortunately, the current jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market has lagged behind the overall economic recovery and, therefore, recovery is not expected until late-2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into this asset class. This increased capital drives the prices of many properties upward and returns downward on investments in these properties. There is a significant pricing differential in underwriting parameters between well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen increases in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, however, as new construction continues to taper-off, coming to a complete halt in many markets. As a result of the slow down in new construction and the modest decline in sublease space, net absorption has turned slightly positive at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

Liquidity and Capital Resources

General

From inception through the year ended December 31, 2003, we have raised significant funds through the sale of our common stock, which have primarily been used for the acquisition of properties and payment of costs associated with raising equity. This fundraising has provided a substantial amount of cash to be used for the acquisition of real estate properties and for certain capital expenditures identified at the time of acquiring certain properties. However, beginning with the year ending December 31, 2004, we do not anticipate receiving significant proceeds from the sale of our common stock as all remaining shares under the fourth offering were sold during the year ended December 31, 2003, except for shares remaining under the dividend reinvestment plan, which will primarily be used to fund redemptions of our shares of common stock as approved by our board of directors.

During the years ended December 31, 2003, 2002 and 2001, we raised proceeds from the sale of approximately 253.7 million, 134.0 million and 52.3 million shares of our common stock, respectively, with payment of related offering and advisory costs as follows (rounded to the nearest thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Gross offering proceeds	$2,537,192	$1,340,293	$522,517
Acquisition and advisory fees and expenses	$(87,272)	$(46,373)	$(18,143)
Selling commissions	$(239,949)	$(127,332)	$(49,246)
Other offering costs	$(21,533)	$(20,476)	$(10,085)
Common stock redemptions	$(43,690)	$(15,362)	$(4,137)
Net offering proceeds available for investment in real estate properties	$2,144,748	$1,130,750	$440,906

Substantially all of our future cash flows will be generated from rental and operating expense reimbursements from the operations of the properties that we own and distributions from joint ventures. Additionally, we will raise a limited amount of funds through our dividend reinvestment plan. After incurring property and portfolio level operating expenses, we must assess the amount of cash we have available for capital improvements, share redemptions and distributions to investors. Dividends paid will be dependent upon our expectations of future cash flows and determination of near term cash needs for capital improvements, tenant releasing, share redemptions and debt repayments. To the extent the expected cash available changes significantly, the dividend declared by the board of directors may be adjusted.

Cash Flows From Operating Activities

Cash flows from operations for the years ended December 31, 2003, 2002 and 2001 were $237.1 million, $104.6 million and $42.3 million, respectively, as compared to distributions paid of $219.1 million, $105.0 million and $36.7 million for the years ended December 31, 2003, 2002 and 2001, indicating that substantially all distributions for these periods were paid out of our cash flows from operations. The increase in cash flows from operations and distributions between periods was primarily a result of the additional properties acquired during the years ended December 31, 2003, 2002 and 2001. Dividends paid during the years ended December 31, 2003, 2002 and 2001, exceeded taxable income in each of these years. Therefore, we exceeded the minimum distribution requirements to be taxed as a REIT for federal income tax purposes in each of these years.

Our net cash flows from operations is dependent upon the occupancy levels at our properties, the collectibility of rents from tenants, and the level of our operating expenses, among other factors. Significant changes in these factors could result in changes in our cash flows from operations. Net operating cash flows are expected to increase as we acquire additional properties in early 2004 and as we obtain the benefit of a full year of operations for properties acquired during the year ended December 31, 2003; however, net cash flows on a per share basis in 2004 is expected to remain relatively consistent with historical periods.

Additionally, we have the ability to borrow under our existing lines of credit to fund acquisitions that meet our investment criteria, capital expenditures, re-leasing costs, potential share redemptions or to repay existing debt. Due to the repayment of notes payable of approximately $202.3 million subsequent to year-end, we have borrowed a significant amount under our lines of credit. The $98.1 million line of credit was set to expire in March 2004 but has been extended to June 2004. The $500 million line of credit expires in April 2005. We are not maintaining cash reserves; therefore, if we are unable to refinance or extend these lines of credit we have a potential exposure to default. We are currently negotiating with lenders in order to replace the existing lines of credit with long-term, fixed rate debt and a smaller operating line of credit in order to mitigate our exposure to increases in interest rates and to address near term debt expirations; however, no agreement has been executed as of the date of this report. We expect that over the long-term, we will be 15%-20% leveraged with unused amounts available under line of credit agreements for times when we need additional funds.

Additionally, it is probable that we will attempt to register additional shares to be issued under a new dividend reinvestment plan upon the termination of the current dividend reinvestment plan to provide additional sources of cash to fund redemptions, acquisitions or capital expenditures; however, we are not able to determine at this time how much proceeds, if any, we may be able to raise under such a plan.

Under the terms of our current debt arrangements, we are not in violation of any debt covenants and do not anticipate being in violation of any covenants in the future based on our expectations of future debt levels, cash flows and operating results.

As noted above, our primary use of operating cash flows is to pay for operating expenses at the property and portfolio level, including interest expense. Subsequently, we determine what, if any, capital expenditures are necessary at our properties related to maintaining or enhancing the value of our properties and retaining or attracting tenants. Given the types of buildings in our portfolio and the lease terms remaining for our current tenants, we do not anticipate significant capital expenditures at our properties will be necessary in the near term. However, as our properties age and as tenant lease expirations approach, we will be required to fund these expenditures through operating cash flows or borrowings. We are not currently maintaining reserves to fund these expenditures, but instead are attempting to maximize the stockholders’ dividends.

Dividends to be distributed to the stockholders are determined by our board of directors and are dependent on a number of factors, including funds available for payment of dividends, financial condition, amounts paid for properties, capital expenditure requirements and annual distribution requirements in order to maintain our status as a REIT under the Internal Revenue Code. The payment of dividends is dependent upon the net cash flows from operations as well as other factors including, but not limited to, capital expenditures and debt service requirements.

We expect to meet our long-term liquidity requirements for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through borrowings under our lines of credit, long-term secured and unsecured indebtedness, the proceeds from the issuance of more shares under our dividend reinvestment plan and potentially the disposition of certain properties.

Cash Flows From Investing Activities

Comparison of year ended December 31, 2003 vs the year ended December 31, 2002

Our net cash used in investing activities was $2,207.4 million for the year ended December 31, 2003, compared to $1,362.5 million for the year ended December 31, 2002. The increase in net cash used in investing activities was due primarily to greater investments in properties and related assets, directly and through contributions to joint ventures, and the payment of related acquisition costs. Investments and related acquisition costs paid totaled $2,217.4 million and $1,369.9 million for the years ended December 31, 2003 and 2002, respectively. The increase in investments during the year ended December 31, 2003 was due to increased investor proceeds that enabled us to acquire properties meeting our investment objectives. The investment in real estate assets and joint ventures and payment of deferred leasing costs were partially offset by distributions from unconsolidated joint ventures of $10.1 million and $7.4 million for the years ended December 31, 2003 and 2002, respectively. The increase in distributions from unconsolidated joint ventures is primarily attributable to the distribution from the sale of one property.

Net cash flows used in investing activities will likely change significantly in future periods as we do not anticipate raising significant amounts of equity or acquiring a significant number of new properties in future periods. We expect there will be some property acquisitions in future periods as we continue to invest a portion of the proceeds we receive pursuant to our dividend reinvestment plan and recycle proceeds from certain dispositions into new acquisitions. We also anticipate capital expenditures at certain properties and tenant improvements and other releasing costs as leases expire in future periods.

Comparison of the year ended December 31, 2002 vs the year ended December 31, 2001

Our net cash used in investing activities was $1,362.5 million for the year ended December 31, 2002, compared to $274.6 million for the year ended December 31, 2001. These increases in net cash used in investing activities were due primarily to greater investments in properties and related assets, directly and through contributions to joint ventures, and the payment of related acquisition costs. Investments and related acquisition costs paid totaled $1,369.9 million and $278.8 million for the years ended December 31, 2002 and 2001, respectively. The increase in investments during the year ended December 31, 2002 was due to our ability to increase investor proceeds to fund the acquisition of additional properties meeting our investment objectives. The investment in real estate assets and joint ventures and payment of deferred leasing costs were partially offset by distributions from unconsolidated joint ventures of $7.4 million and $4.2 million for the years ended December 31, 2002 and 2001, respectively.

Cash Flows From Financing Activities

Comparison of the year ended December 31, 2003 vs the year ended December 31, 2002

Our net cash provided by financing activities was $1,989.2 million and $1,227.8 million for the years ended December 31, 2003 and 2002, respectively. Capital fund raising increased to $2,537.2 million from $1,340.3 million during the year ended December 31, 2002. The amounts raised were partially offset by the payment of commissions and offering costs totaling $260.8 million and $140.5 million for the years ended December 31, 2003 and 2002, respectively, and repurchases of shares of our common stock pursuant to our share redemption program of $43.7 million and $15.4 million for the years ended December 31, 2003, and 2002, respectively.

Additionally, we obtained funds from financing arrangements totaling $915.6 million and $212.9 million and made debt repayments of $941.6 million and $62.8 million for the years ended December 31, 2003 and 2002, respectively. We paid deferred financing costs related to new financing facilities of $8.3 million and $1.7 million during the years ended December 31, 2003 and 2002, respectively. As a result of our increased operations during the years ended December 31, 2003 and 2002, we paid dividends of $219.1 million and $105.0 million, respectively.

We anticipate cash flows from equity raising and payment of the related commissions, dealer manager fees and other offering costs will be significantly less in the future than in prior years. Share redemptions will be dependent upon our board of directors continuing to approve share redemption programs to provide some level of liquidity for our shareholders. Amounts paid or received related to borrowings will fluctuate depending on our cash requirements, debt maturities and our cost of debt.

Comparison of the year ended December 31, 2002 vs the year ended December 31, 2001

Our net cash provided by financing activities was $1,227.8 million and $303.5 million for the years ended December 31, 2002 and 2001, respectively. Capital fund raising increased to $1,340.3 million from $522.5 million during the year ended December 31, 2001. The amounts raised were partially offset by the payment of commissions and offering costs totaling $140.5 million and $58.6 million for the years ended December 31, 2002 and 2001, respectively, and repurchases of shares of our stock of $15.4 million and $4.1 million for the years ended December 31, 2002, and 2001, respectively.

Additionally, we obtained funds from financing arrangements totaling $212.9 million and $110.2 million and made debt repayments of $62.8 million and $229.8 million for the years ended December 31, 2002 and 2001, respectively. We incurred deferred financing costs related to new financing facilities of $1.7 million during the year ended December 31, 2002. As a result of our increased operations during the years ended December 31, 2002 and 2001, we paid aggregate dividends of $105.0 million and $36.7 million, respectively.

Results of Operations

As of December 31, 2003, we owned interests in 109 real estate properties that were approximately 97% leased. Our results of operations have changed significantly for each period presented primarily as a result of the additional properties acquired during the years ended December 31, 2003, 2002 and 2001. We expect virtually all components of the statement of income will increase in future periods as a result of owning real estate assets acquired during the year ended December 31, 2003 for a full year. However, we do not expect that the operating results of individual properties will change significantly in the near term as the rental revenues are generally based on long-term leases that do not allow for significant increases in rental income and the majority of our in-place leases do not expire in the near term. Additionally, we generally do not expect a significant increase in operating expenses at existing properties, but to the extent that operating expenses do increase, the majority of our in-place leases have clauses that require the tenant to bear the burden of such increases.

Comparison of the year ended December 31, 2003 vs the year ended December 31, 2002

Rental income increased by $186.1 million, during the year ended December 31, 2003 to $293.6 million from $107.5 million for the year ended December 31, 2002. Tenant reimbursements were $81.6 million and $19.0 million for the years ended December 31, 2003 and 2002, respectively, for an increase of $62.6 million. These increases were primarily due to the rental income and tenant reimbursements for properties acquired subsequent to December 31, 2001, which totaled $229.6 million and $64.8 million, respectively, for the year ended December 31, 2003 and $43.0 million and $4.7 million for the year ended December 31, 2002. Tenant reimbursements were equivalent to 72% and 70% of the property operating expenses for the years ended December 31, 2003 and 2002, respectively. Rental income and tenant reimbursements in future periods are expected to increase compared to historical periods as we receive a full year’s benefit from our 2003 property acquisitions.

Equity in income of unconsolidated joint ventures was $4.8 million and $4.7 million for the years ended December 31, 2003 and 2002, respectively. This change is primarily due to the additional investments in the Fund XIII-REIT joint venture in December 2002 and September 2003. These additional investments are partially offset by the sale of one property in September 2003. To the extent that no additional investments in or disposals of joint ventures are made, we would not expect the equity in income of joint ventures to change significantly in future periods from the results recognized during the year ended December 31, 2003.

Interest and other income was $5.0 million and $8.4 million for the years ended December 31, 2003 and 2002, respectively. Any funds received from stockholders that have not yet been invested in real estate asset investments and cash generated from operations between distribution payments are invested in short-term investments resulting in interest income. At certain times during the year ended December 31, 2002, we held a significant amount of cash on hand that had not been invested in real estate asset investments resulting in a higher amount of interest income. Of the total amount of interest and other income, $3.9 million and $2.8 million was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings for the years ended December 31, 2003 and 2002, respectively, which is offset by the related interest expense associated with the bonds resulting in no net impact to our net income. During the year ended 2002, we recognized lease termination income of $1.4 million relating to a lease termination by Arthur Andersen compared to no recognition of lease termination income in 2003. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand. Accordingly, interest income for the years ended December 31, 2003 and 2002, may not be indicative of interest income for future periods.

Depreciation expense was $107.0 million and $38.8 million for the years ended December 31, 2003 and 2002, respectively. The increase of $68.2 million in depreciation expense is primarily due to the acquisition of properties since December 31, 2001. Depreciation expense related to assets acquired after December 31, 2001, was $85.5 million and $17.5 million for the years ended December 31, 2003 and 2002, respectively. Depreciation expense represented 36%, of rental income for the years ended December 31, 2003 and 2002. Depreciation expense in future periods is expected to increase as a full year of depreciation expense is recognized for our 2003 property acquisitions; however; depreciation expense as a percentage of rental income should remain relatively consistent unless the relationship between the cost of assets and the revenues earned changes significantly.

Property operating expenses were $112.9 million and $26.9 million for the years ended December 31, 2003 and 2002, respectively. The $86.0 million increase in property operating costs is primarily due to the property operating costs associated with the properties acquired subsequent to December 31, 2001, which totaled $94.1 million and $8.4 million for the years ended December 31, 2003 and 2002, respectively. Property operating costs represented 30% and 21% of the sum of the rental income and tenant reimbursements revenue amounts for the years ended December 31, 2003 and 2002, respectively. The increase in property operating costs as a percentage of the sum of rental income and tenant reimbursements is primarily due to the acquisition of certain full service multi-tenant properties in 2003 that have a significantly higher ratio of property operating costs to revenues. Property operating costs are expected to increase as a full year of operating expenses is incurred for the properties acquired in 2003, but are expected to remain relatively consistent with the year ended December 31, 2003, as a percentage of the sum of rental income and tenant reimbursements.

Asset and property management fees expenses were $13.3 million and $4.9 million for the years ended December 31, 2003, and 2002, respectively, representing approximately 4% of the sum of the rental income and tenant reimbursements revenue amounts in each year. The increase in the asset and property management fees was primarily due to the fees associated with properties acquired subsequent to December 31, 2001, which totaled $10.0 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively. Asset and property management fees are expected to increase as a full year of expense is recognized related to our 2003 property acquisitions, but are expected to remain relatively consistent as a percentage of the sum of rental income and tenant reimbursements.

Amortization of deferred leasing costs was $3.7 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively. The increase is due to the adoption of Statement of Financial Accounting Standards No. 141 “Business Combinations,” (“FAS 141”) resulting in more acquired assets being classified as intangible lease assets compared to prior periods resulting in additional amortization expense, as well as the signing of second-generation leases at some of our properties during the year ended December 31, 2003. It is expected that amortization of deferred leasing costs will increase in future years as a full year of amortization expense is recognized relating to our 2003 property acquisitions and as more second-generation leases are entered into in future periods.

General and administrative costs were $9.6 million and $4.3 million for the years ended December 31, 2003 and 2002, respectively, representing approximately 3% of total revenues for the years ended December 31, 2003 and 2002. General and administrative expenses are expected to remain relatively consistent in future periods, both in total and as a percentage of total revenues.

Interest expense and amortization of deferred financing costs was $18.5 million and $4.6 million for the years ended December 31, 2003 and 2002, respectively. Of this amount, $3.9 million and $2.8 million was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings for the years ended December 31, 2003 and 2002, respectively, which is offset by the related interest income associated with the bonds, as noted above. Amortization of deferred financing costs was $4.6 million and $0.8 million during the years ended December 31, 2003 and 2002, respectively, with the increase primarily due to costs associated with new borrowings we entered into during 2003 and the write-off of deferred financing costs we acquired upon the acquisition of the Leo Burnett Building due to a December 31, 2003 refinancing agreement. Interest expense paid to third parties (excluding the interest on the bonds and amortization of deferred financing costs) for the year ended December 31, 2003, increased as compared to the year ended December 31, 2002, due to higher average amounts of borrowings outstanding during the years and comparable interest rates during the two years. Interest expense in future years will be dependent upon the amount of borrowings outstanding, current interest rates, and the deferred financing costs associated with obtaining debt facilities. Historical results are not expected to be indicative of interest expense in future periods.

Earnings per share for the year ended December 31, 2003 was $0.37 compared to $0.41 for the year ended December 31, 2002. This decrease is primarily a result of the higher cost of investments in the real estate assets we acquired relative to returns on those investments and allocation of purchase consideration to shorter-lived intangible assets, due to the implementation of FAS 141, resulting in lower per share earnings in 2003.

Comparison of the year ended December 31, 2002 vs the year ended December 31, 2001

Rental income increased by $63.3 million, during the year ended December 31, 2002 to $107.5 million from $44.2 million for the year ended December 31, 2001. Tenant reimbursements were $19.0 million and $6.8 million for the years ended December 31, 2002 and 2001, respectively, for an increase of $12.2 million. The increases were primarily due to the rental income and tenant reimbursements for properties acquired subsequent to December 31, 2000, which totaled $67.9 million and $10.9 million, respectively, for the years ended December 31, 2002 and $4.9 million and $0.3 million for the year ended December 31, 2001.

Equity in income of unconsolidated joint ventures was $4.7 million and $3.7 million for the years ended December 31, 2002 and 2001, respectively. The increase is primarily a result of recognizing a full year of operations in the year ended December 31, 2002 for the investments in joint ventures made during the year ended December 31, 2001.

Interest and other income was $8.4 million and $1.5 million for the years ended December 31, 2002 and 2001, respectively. Of this amount, $2.8 million and $0.5 million was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings, which is offset by the related interest expense associated with the bonds, as noted above. Any funds received from stockholders that have not yet been invested in real estate asset investments and cash generated from operations between distribution payments are invested in short-term investments resulting in interest income. At certain times during the year ended December 31, 2002, we held significant amounts of cash on hand resulting in the relatively high interest income during the year. The level of interest income was dependent upon our ability to find suitable real estate asset investments on a pace consistent with the raising of investor proceeds. Additionally, during the year ended 2002, we recognized lease termination income of $1.4 million relating to a lease termination by Arthur Andersen, compared to no recognition of lease termination income in 2001.

Depreciation expense was $38.8 million and $15.3 million for the years ended December 31, 2002 and 2001, respectively. The $23.5 million increase in depreciation expense is primarily due to the acquisition of properties since December 31, 2000. Depreciation expense related to assets acquired after December 31, 2000, was $25.1 million and $1.8 million for the years ended December 31, 2002 and 2001, respectively. Depreciation expense represented 36% and 35% of rental income for the years ended December 31, 2002 and 2001, respectively. The change between periods is generally due to a change in applicable cost of the real estate assets compared to the straight-line revenues generated by the real estate assets.

Property operating costs were $26.9 million and $10.9 million for the years ended December 31, 2002 and 2001, respectively. The increase in property operating costs is primarily due to the property operating costs associated with the properties acquired subsequent to December 31, 2000, which totaled $16.6 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively. Property operating costs represented 21% of the sum of the rental income and tenant reimbursements revenue amounts for the years ended December 31, 2002 and 2001, respectively.

Asset and property management fees expenses were $4.9 million and $2.2 million for the years ended December 31, 2002, and 2001, respectively, representing approximately 4% of the sum of the rental income and tenant reimbursements revenue amounts. The increase in the asset and property management fees was primarily due to the fees associated with properties acquired subsequent to December 31, 2000, which totaled $2.9 million and $0.2 million for the years ended December 31, 2002 and 2001, respectively.

General and administrative costs were $4.3 million and $1.6 million for the years ended December 31, 2002 and 2001, respectively. The increase in the expenses is attributable to our increased size compared to the year ended December 31, 2001, but represent 3% of total revenues for the years ended December 31, 2002 and 2001.

Interest expense and amortization of deferred financing costs was $4.6 million and $4.2 million for the years ended December 31, 2002 and 2001, respectively. Of this amount, $2.8 million and $0.5 million was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings for the years ended December 31, 2002 and 2001, respectively, which is offset by the related interest income associated with the bonds, as noted above. Interest expense payable to third parties (excluding the interest on the bonds) for the year ended December 31, 2002 decreased, as compared to the year ended December 31, 2001, due to lower average amounts of borrowings outstanding during the periods as well as lower interest rates.

Earnings per share for the year ended December 31, 2002 was $0.41 compared to $0.43 for the year ended December 31, 2001. This decrease is primarily a result of the higher cost of investments in the real estate assets we acquired in 2002 relative to returns on those investments resulting in lower per share earnings in 2002, as compared to 2001.

Funds from Operations

Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), generally means net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”) excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT. However, our calculation of FFO, while consistent with NAREIT’s definition, may not be comparable to similarly titled measures presented by other REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following table reflects the calculation of FFO for each of the three years ended December 31, 2003, 2002 and 2001 in thousands:

	December 31, 2003	December 31, 2002	December 31, 2001
Funds from Operations:
Net income	$120,685	$59,854	$21,724
Add:
Depreciation of real assets	107,012	38,780	15,345
Amortization of deferred leasing costs	3,732	303	303
Depreciation and amortization – unconsolidated partnerships	3,476	2,861	3,212

Funds from Operations (FFO)	$234,905	$101,798	$40,584

Weighted average shares:
Basic and diluted	324,092	145,633	51,082

In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized straight-line rental revenue of $16.2 million, $7.6 million and $2.8 million during the years ended December 31, 2003, 2002 and 2001, respectively.

Amortization of the intangible lease assets and liabilities resulted in a net decrease in rental revenue of $4.0 million for the year ended December 31, 2003.

The amortization of deferred financing costs in the accompanying consolidated statements of income totaled approximately $4.6 million, $0.8 million and $0.7 million for the years ended December 31, 2003 2002 and 2001, respectively.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. As a mitigating factor, there are provisions in the majority of our leases, which protect us from inflation as the majority of our leases are “economically net” leases. These provisions generally include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements or, in some cases, annual reimbursement of operating expenses above a certain allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

The critical accounting policies outlined below have been discussed with members of the audit committee of the board of directors.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. All assets are depreciated on a straight line basis. The estimated useful lives of our assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

In the event that inappropriate useful lives or methods are used for depreciation and amortization, our net income would be misstated.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. We estimate costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to the fair value and recognize an impairment loss.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment, among other factors. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income.

Off Balance Sheet Financing Transactions

We have not entered into any off balance sheet financing transactions.

Contractual Commitments and Contingencies

We are subject to certain contingent liabilities and contractual commitments with regard to certain transactions as discussed in the following paragraphs.

Take Out Purchase and Escrow Agreement

The Advisor and its affiliates have developed a program (the “Wells Section 1031 Program”) involving the acquisition by a subsidiary of Wells Management (“Wells Exchange”) of income-producing commercial properties and the formation of a series of single member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties to be owned in co-tenancy arrangements with persons (“1031 Participants”) who are seeking to invest the proceeds from a sale of real estate held for investment in another real estate investment for purposes of qualifying for like-kind exchange treatment under Section 1031 of the Internal Revenue Service Code. The acquisition of each of the properties acquired by Wells Exchange is generally financed by a combination of permanent first mortgage financing and interim loan financing obtained from institutional lenders.

Following the acquisition of each property, Wells Exchange attempts to sell co-tenancy interests to 1031 Participants, the proceeds of which are used to repay a pro-rata portion of the interim financing. In consideration for the payment of a take out fee to us and following approval of the potential property acquisition by our board of directors, it is anticipated that we may enter into a take out purchase and escrow agreement or similar contract providing that, if Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, we would be obligated to purchase, at Wells Exchange’s cost, any co-tenancy interests remaining unsold at the end of the offering period.

As of December 31, 2003, all co-tenancy interests in both programs with which we have previously been involved have been sold, and we are not currently involved with any 1031 programs of the Advisor and, therefore, have no commitment related to the program at this time.

Letters of Credit

At December 31, 2003, we had two letters of credit totaling approximately $14.9 million outstanding from financial institutions, consisting of letters of credit of approximately $14.5 million and $0.4 million with expiration dates of February 28, 2004 and February 2, 2004, respectively. These letters of credit were required by two unrelated parties to ensure completion of our obligations under certain earn-out and construction agreements. Both of these letters expired prior to the date of the filing of this report without requiring the need for us to draw down on the letters.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend certain amounts of capital to expand an existing property, construct on adjacent property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At December 31, 2003, no tenants have exercised such options that have not been fully satisfied as of that date.

Earn-out Agreements

As part of the acquisition of the IRS Building, we entered into an agreement to pay the seller an additional $14.5 million if we or the seller locate a suitable tenant and lease the vacant space of the building within 18 months after the date of acquisition of the property, or March 2004. If the space is not leased within this time, we will be released from any obligation to pay this additional purchase consideration. The 26% of the building that was vacant at the time of acquisition remains unleased as of December 31, 2003. As of December 31, 2003, no payments have been made under this agreement.

In connection with the acquisition of the East Point I and II Buildings, we entered into an earn-out agreement relating to approximately 16,000 square feet whereby we are required to pay the seller certain amounts for each new, fully executed lease after the date of acquisition of the property but on or before March 31, 2004. Payments shall be the anticipated first year’s annual rent less operating expenses with the sum divided by 0.105 and the result reduced by tenant improvement costs related to the space. As of December 31, 2003, payments totaling $1.4 million have been made under this agreement and approximately 6,000 square feet remain subject to the agreement.

As part of the acquisition of the GMAC Detroit Building, we entered into an agreement to pay the seller certain amounts for each new, fully executed lease entered into after the date of acquisition of the building but on or before November 8, 2004. Payments are calculated by dividing the sum of the anticipated first year’s annual rent less operating expenses by 0.095, with the result being reduced by tenant improvement costs related to the space. As of December 31, 2003, no payments have been made under this agreement.

As part of the acquisition of the 60 Broad Street New York Building, we entered into an agreement to pay the seller, who maintained a limited economic interest, an amount for securing a qualifying lease agreement or renewal relating to specified space, which is currently occupied. In the event that the seller is successful in securing a qualifying lease for the specified space, payment is determined primarily by calculating the net present value of the rental income over the term of the lease. As of December 31, 2003, the seller had not yet secured a qualifying lease, and no payments have been made under the agreement.

Operating Leasehold Property Obligations

Certain properties are subject to certain ground leases with expiration dates ranging from 2049 to 2082. The ground leases require monthly rental payments through the respective expiration dates.

Capital Lease Obligations

Certain properties are subject to certain ground leases meeting the qualifications as a capital lease as fee title of the land will be transferred to us upon payment of the capital lease obligations. Each obligation requires interest only payments and payment of the obligation in full at maturity, which range from 2015 until 2026 with certain prepayment options. The interest payments are offset entirely by interest income, as we also own the bonds associated with the properties, resulting in no net impact on our operations or cash flow.

Litigation

In the normal course of business, we, our Advisor, or affiliates of the Advisor that we are dependent upon may become subject to litigation or claims.

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants including WIS, Wells Real Estate Funds, Inc., the parent company of both the Advisor and WIS and us (“Wells Defendants”). The complaint alleges, among other things, (1) that certain former members of the Luzerne Board named as defendants invested $10 million in our stock on behalf of the Plan, (2) that certain former board member defendants breached their fiduciary duties to the Plan by, among other things, permitting the investment of the Plan’s funds in investments not suitable for the Plan because they were long-term illiquid investments, permitting the Plan to pay excessive fees and commissions to co-defendants, and accepting political contributions in exchange for awarding advisory and management agreements, (3) that the Wells Defendants and others knew or should have known that the investment, and the fees and commissions associated with the investment, was not a proper investment for the Plan because it was a long-term illiquid investment, (4) that the Wells Defendants and others knew or should have known that certain Luzerne Board members and certain investment advisors and managers were breaching their fiduciary duties to the Plan, (5) that the defendants engaged in and conspired to engage in an improver scheme to intentionally defraud the Plan, and (6) that the investment was not approved by a majority of the Luzerne Board at a public meeting and, consequently, the investment was an inappropriate and void action. The Plan is seeking damages of not less than $25 million, treble damages and punitive damages from all defendants on a joint and several liability basis. We believe that this lawsuit is without merit with respect to the Wells Defendants. While it is too early to determine the likely outcome of this lawsuit, we do not believe a reserve for a loss contingency is necessary.

In November 2002, we contracted to purchase an office building located in Ramsey County, Minnesota, from Shoreview Associates LLC (“Shoreview”), who filed a lawsuit against us in Minnesota state court alleging that Shoreview was entitled to approximately $0.8 million in earnest money that we had deposited under the contract. This dispute was settled during November 2003, resulting in us receiving substantially all the earnest money. Under the terms of the settlement, no additional exposure exists relating to this dispute.

NASD Enforcement Action

On August 26, 2003, WIS and Leo F. Wells, III, our President and member of our board of directors, settled an NASD disciplinary proceeding against them by entering into a Letter of Acceptance, Waiver and Consent (“AWC”) with the NASD which contained findings by the NASD including that WIS and Mr. Wells had violated certain of its Conduct Rules related to providing non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational conferences sponsored by WIS in 2001 and 2002, and that WIS and Mr. Wells failed to adhere to all the terms of a written undertaking made in March 2001. WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with a member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. We do not expect any material impact on our financial position or results of operations as a result of this settlement, and we are not aware of any additional exposure related to the NASD enforcement action.

Related Party Transactions and Agreements

We have entered into agreements with the Advisor and its affiliates, whereby we pay certain fees or reimbursements to the Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 10 to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Conflicts of Interest

Our Advisor is also a general partner in and advisor to various Wells Real Estate Funds. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner or advisor for Wells Real Estate Funds, may be in competition with us in connection with property acquisitions or for tenants in similar geographic markets. The compensation arrangements with our Advisor and its affiliates could influence our Advisor’s and its affiliates’ advice to us.

Additionally, certain members of our board of directors also serve on the board of another REIT sponsored by the Advisor and will encounter certain conflicts of interest regarding investment and operations decisions.

Subsequent Events

Sale of Shares of Our Common Stock

From January 1, 2004 through February 29, 2004, we raised approximately $10.0 million through the issuance of 1.0 million shares of our common stock, all relating to requests for transfer of assets received prior to November 21, 2003. Unless a subsequent offering is initiated, we will issue no additional shares, except pursuant to our current dividend reinvestment plan.

Redemptions of Shares of Our Common Stock

From January 1, 2004 through February 29, 2004, we redeemed approximately 4.2 million shares of our common stock at an aggregate cost of approximately $42.1 million pursuant to our share redemption program, of the total of $97.2 million allocated for redemptions under the program during the year ending December 31, 2004. See Item 5 of this report for a description of this plan and the limitations relating to our share redemption plan.

Dividend Declaration

On March 12, 2004, our board of directors declared dividends for the second quarter of 2004 in the amount of a 7.0% annualized percentage return on investment of $10 per share, payable to the stockholders on a daily record basis.

Property Acquisitions

1414 Massachusetts Avenue Cambridge Building

On January 8, 2004, we purchased a five-story office building containing approximately 78,000 rentable square feet located at 1414 Massachusetts Avenue in Cambridge, Massachusetts (“1414 Massachusetts Avenue Cambridge Building”), for a purchase price of $42.1 million, plus closing costs.

The 1414 Massachusetts Avenue Cambridge Building, which was completed in 1873 and completely renovated in 2001, is leased to President and Fellows of Harvard College (approximately 63%) and Fleet (approximately 34%). Approximately 3% of the 1414 Massachusetts Avenue Cambridge Building is currently vacant.

Russell Tacoma Building

On January 9, 2004, we purchased a 12-story office building containing approximately 225,000 rentable square feet located on an approximately 1.3-acre tract of land at 909 A Street in Tacoma, Washington (“Russell Tacoma Building”), for a purchase price of $52.0 million, plus closing costs.

The Russell Tacoma Building, which was built in 1988, is entirely leased under a net lease to Frank Russell Company.

Brattle Square Cambridge Building

On February 26, 2004, we purchased, through two wholly-owned subsidiaries, a six-story office building containing approximately 98,000 rentable square feet located on a 0.7-acre tract of land at One Brattle Square in Cambridge, Massachusetts (“Brattle Square Cambridge Building”), for a purchase price of approximately $69.7 million, plus closing costs.

The Brattle Square Cambridge Building, which was built in 1991, is primarily leased to The President and Fellows of Harvard College (approximately 56%). Various other tenants lease approximately 43% of the building. Approximately 1% of the Brattle Square Cambridge Building is currently vacant.

Repayment of Borrowings

On January 31, 2004 and February 2, 2004, we repaid the $112.3 million and $90.0 million notes payable by increasing the borrowings under our existing line of credit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low to moderate level of overall borrowings. Currently, a significant portion of our debt is based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment; however, we are closely monitoring interest rates and will continue to consider the sources and terms of our borrowing facilities to ensure that we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Additionally, we may enter into interest rate swaps, caps or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2003 our consolidated debt consisted of the following:

	2004		2005	2006	2007	Thereafter
Maturing debt:
Variable rate debt	$112,347		$175,000	$90,000	—	—
Fixed rate debt	—		—	—	$115,167	$120,000

Average interest rate on debt:
Variable rate debt	4.0	%*	4.0%	2.31%	—	—
Fixed rate debt	—		—	—	4.40%	5.10%

*	This debt is an interest free note that was repaid in January 2004 at maturity, with proceeds from the line of credit. We have included the interest rate for the line of credit as of December 31, 2003 since we know that we do not have the continuing option of borrowing the funds at an interest free rate.

As of December 31, 2002, our consolidated debt consisted of the following:

	2003	2004	2005	2006	Thereafter
Maturing debt:
Variable rate debt	$84,548	$62,038	—	$90,000	—
Fixed rate debt	$11,609	—	—	—	—

Average interest rate on debt:
Variable rate debt	3.38%	3.33%	—	2.53%	—
Fixed rate debt	8.12%	—	—	—	—

All the borrowings above were entered into for other than trading purposes and the fair value of our debt approximates its carrying amount.

Approximately $377.3 million of our total debt outstanding as of December 31, 2003 is subject to variable rates, with a weighted average interest rate of approximately 3.4%. The variable rate debt is based on LIBOR plus a specified margin or prime as elected by us at certain intervals. An increase in the variable interest rate on the variable rate facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders.

Approximately $235.2 million of our total debt outstanding as of December 31, 2003 is subject to fixed rates, with an average interest rate of approximately 4.8% with expirations ranging from 2007 to 2014. A change in the interest rate on the fixed portion of our debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows.

As of December 31, 2003, a 1% increase in interest rates would result in additional interest expense of approximately $3.8 million per year with a 1% decrease in interest rates resulting in a decrease in interest expense of approximately $3.8 million.

We do not believe that there is any exposure to increases in interest rate risk related to the obligations under capital leases of $64.5 million and $54.5 million at December 31, 2003 and 2002, respectively, as the obligations are at fixed interest rates and we own the related bonds. Consequently, these amounts have been excluded from the tables above.

Based on our current assessment of the market, we are currently working with lenders to obtain a new debt facility to replace our current lines of credit that will include a greater percentage of fixed rate debt along with a smaller line of credit at a variable rate. Such an agreement may result in higher interest rates in certain periods of lower interest rates, but will decrease our exposure to potential increases in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent public accountants during the years ended December 31, 2003, 2002 or 2001.

On May 8, 2002, the audit committee of our board of directors recommended to our board of directors the dismissal of Arthur Andersen LLP (“Andersen”) as our independent public accountants, and our board of directors approved the dismissal of Andersen as our independent public accountants, effective immediately.

Andersen’s report on our consolidated financial statements for the year ended December 31, 2001, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2001, and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on our consolidated financial statements for such year, and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On June 26, 2002, our board of directors approved the recommendation of the audit committee to engage Ernst & Young, LLP (“Ernst & Young”) to audit our financial statements effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as our independent public accountants, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

There were no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF WELLS REIT

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 20, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 20, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 20, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 20, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 20, 2004.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The financial statements are contained on pages F-2 through F-31 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. Schedule III – Real Estate Assets and Accumulated Depreciation

Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) We filed the following Current Reports on Form 8-K during the fourth quarter of 2003:

(i)	On October 24, 2003, we filed a Current Report on Form 8-K dated October 9, 2003 reporting the acquisitions of the 1901 Main Irvine Building, the AIU Chicago

Building through Wells Fund XIII-REIT Joint Venture Partnership, and the IBM Portland Buildings and the disposition of the Cort Furniture Building by Wells/Orange County Associates;

(ii)	On October 31, 2003, we filed a Current Report on Form 8-K dated October 30, 2003, reporting our intention to no longer accept Transfer of Asset requests after November 21, 2003;

(iii)	On November 19, 2003, we filed a Current Report on Form 8-K dated November 6, 2003, reporting the acquisition of a general partnership interest in VV City-Buck Venture, L.P. which is the owner of a general partnership interest in 35 W. Wacker Venture, L.P. which owns the Leo Burnett Chicago Building;

(iv)	On December 2, 2003, we filed a Current Report on Form 8-K, dated December 1, 2003, reporting our closing to new investments as of December 15, 2003 or sooner should the remaining shares available for sale to the public be depleted;

(v)	On December 3, 2003, we filed a Current Report on Form 8-K dated November 19, 2003, reporting the acquisition of all the common stock of BCSP II Washington Properties, Inc. which owns interests in three office buildings in the Washington DC area, collectively referred to as the Washington, DC REIT Buildings and the membership interests in 4250 North Fairfax Property LLC which owns the 4250 North Fairfax Arlington Building;

(vi)	On December 11, 2003, we filed a Current Report on Form 8-K dated December 11, 2003, reporting our conclusion of fundraising; and

(vii)	On December 18, 2003 we filed a Current Report on Form 8-K dated December 16, 2003, reporting the first quarter 2004 dividend declaration.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of March 2004.

Wells Real Estate Investment Trust, Inc.
(Registrant)

By:	/s/ Leo F. Wells, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date
/s/ Michael R. Buchanan	Independent Director	March 12, 2004
Michael R. Buchanan

/s/ Richard W. Carpenter	Independent Director	March 12, 2004
Richard W. Carpenter

/s/ Bud Carter	Independent Director	March 12, 2004
Bud Carter

/s/ Donald S. Moss	Independent Director	March 12, 2004
Donald S. Moss

/s/ Neil H. Strickland	Independent Director	March 12, 2004
Neil H. Strickland

/s/ Williams H. Keogler, Jr.	Independent Director	March 12, 2004
William H. Keogler, Jr.

/s/ Walter W. Sessoms	Independent Director	March 12, 2004
Walter W. Sessoms

/s/ Leo F. Wells, III	President and Director (Principal Executive Officer)	March 12, 2004
Leo F. Wells, III

/s/ Douglas P. Williams	Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	March 12, 2004
Douglas P. Williams

/s/ W. Wayne Woody	Independent Director	March 12, 2004
W. Wayne Woody

EXHIBIT INDEX

TO

2003 FORM 10-K

OF

WELLS REAL ESTATE INVESTMENT TRUST, INC.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document
*3.1	Amended and Restated Articles of Incorporation of Wells Real Estate Investment Trust, Inc. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*3.2	Bylaws of Wells Real Estate Investment Trust, Inc. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*3.3	Amendment No. 1 to Bylaws of Wells Real Estate Investment Trust, Inc. (Exhibit 3.3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.1	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated June 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.2	Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.3	Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.4	Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(k) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10.5	First Amendment to the Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated April 21, 1998 (Exhibit 10.8(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.6	Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.7	Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated June 8, 1998 (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.8	Restatement of and First Amendment to Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated July 1, 1998 (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.9	Promissory Note for $5,960,000 from the Fremont Joint Venture to NationsBank, N.A. relating to the Fairchild Building dated July 16, 1998 (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.10	Deed of Trust securing the Fairchild Building dated July 16, 1998 between the Fremont Joint Venture and NationsBank, N.A. (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.11	Joint Venture Agreement of Wells/Fremont Associates (the “Fremont Joint Venture”) dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.12	Joint Venture Agreement of Fund X and Fund XI Associates (the “Fund X-XI Joint Venture”) dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.13	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.14	Joint Venture Agreement of Wells/Orange County Associates (the “Cort Joint Venture”) dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.15	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated July 30, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.16	Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.17	Amended and Restated Purchase Agreement relating to the PWC Building dated December 4, 1998 (Exhibit 10.37 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.18	Amended and Restated Loan Agreement dated December 31, 1998 between Wells Operating Partnership, L.P. and SouthTrust Bank, National Association (Exhibit 10.39 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.19	Amended and Restated Promissory Note for $15,500,000 from Carter Sunforest, L.P. to SouthTrust Bank, National Association dated December 31, 1998 (Exhibit 10.40 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.20	Amendment No. 1 to Mortgage and Security Agreement and other Loan Documents securing the PWC Building dated December 31, 1998 between Carter Sunforest, L.P. and SouthTrust Bank, National Association (Exhibit 10.41 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.21	Promissory Note for $6,425,000 to Bank of America, N.A. relating to the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.45 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.22	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement securing the AT&T Building (formerly the Vanguard Cellular Building) (Exhibit 10.46 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.23	Rental Income Guaranty Agreement from Wells Operating Partnership, L.P. to Fund VIII and Fund IX Associates relating to the Bake Parkway Building (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.24	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI—Fund XII—REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.25	Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.26	Agreement of Purchase and Sale relating to the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.27	Agreement of Sale and Purchase relating to the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.28	Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10.29	Agreement for the Purchase and Sale of Real Property relating to the ABB Richmond Property (Exhibit 10.58 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.30	Lease Agreement for the ABB Richmond Project (Exhibit 10.61 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.31	Second Amendment to Lease Agreement for the ABB Richmond Project (Exhibit 10.34 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.32	Agreement for Purchase and Sale relating to the Marconi Building (formerly the Videojet Building) (Exhibit 10.62 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10.33	Agreement for the Purchase and Sale of Property relating to the Cinemark Building (Exhibit 10.38 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.34	Agreement of Limited Partnership of Wells Operating Partnership, L.P. as Amended and Restated as of January 1, 2000 (Exhibit 10.64 to Form 10-K of Wells Real Estate Investment Trust, Inc. for the fiscal year ended December 31, 2000, Commission File No. 0-25739)

*10.35	Lease Agreement for the Metris Building (Exhibit 10.43 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.36	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.37	Ground Lease Agreement for the ASML Building (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.38	First Amendment to Ground Lease Agreement for the ASML Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.39	Lease Agreement for the Motorola Tempe Building (Exhibit 10.56 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.40	First Amendment to Lease Agreement for the Motorola Tempe Building (Exhibit 10.57 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.41	Ground Lease Agreement for the Motorola Tempe Building (Exhibit 10.58 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.42	Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.43	Ground Lease Agreement for the Avnet Building (Exhibit 10.49 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.44	Lease Agreement for the Delphi Building (Exhibit 10.50 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.45	Loan Agreement with SouthTrust Bank, N.A. for $35,000,000 revolving line of credit dated May 3, 2000 (Exhibit 10.70 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.46	Promissory Note for $35,000,000 to SouthTrust Bank, N.A. (Exhibit 10.71 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.47	Deed of Trust and Security Agreement with SouthTrust, N.A. relating to the Cinemark Building (Exhibit 10.72 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.48	Deed of Trust and Security Agreement with SouthTrust, N.A. relating to the Dial Building (Exhibit 10.73 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.49	Leasehold Deed of Trust and Security Agreement with SouthTrust, N.A. relating to the ASML Building (Exhibit 10.74 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.50	Lease Agreement for the Motorola Building in Plainfield, New Jersey (Exhibit 10.56 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.51	First Amendment to Lease Agreement for the Motorola Building in Plainfield, New Jersey (Exhibit 10.57 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.52	Ground Lease Agreement for the Motorola Building in Plainfield, New Jersey (Exhibit 10.58 to Form S-11 Registration Statement, as amended to date, Commission File No. 333-83933)

*10.53	Allonge to Revolving Note relating to the SouthTrust Bank N.A. $32,393,000 revolving line of credit (Exhibit 10.55 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.54	First Amendment to Revolving Loan Agreement and Other Loan Documents relating to the SouthTrust Bank N.A. $32,393,000 revolving line of credit (Exhibit 10.56 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.55	Second Note Modification Agreement relating to the SouthTrust Bank N.A. $12,844,000 revolving line of credit (Exhibit 10.57 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.56	Second Amendment to Amended and Restated Loan Agreement and Other Loan Documents relating to the SouthTrust Bank N.A. $12,844,000 revolving line of credit (Exhibit 10.58 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.57	Revolving Note relating to the SouthTrust N.A. $19,003,000 revolving line of credit (Exhibit 10.59 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.58	Revolving Loan Agreement relating to the SouthTrust Bank N.A. $19,003,000 revolving line of credit (Exhibit 10.60 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.59	Leasehold Deed of Trust and Security Agreement with SouthTrust Bank N.A. relating to the Motorola Tempe Building and the Avnet Building (Exhibit 10.61 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.60	Amended and Restated Revolving Note relating to the SouthTrust Bank N.A. $7,900,000 revolving line of credit (Exhibit 10.62 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.61	Amended and Restated Loan Agreement relating to the SouthTrust Bank N.A. $7,900,000 revolving line of credit (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.62	Credit Line Deed of Trust and Security Agreement to SouthTrust Bank N.A. relating to the Alstom Power Richmond Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.63	First Amendment to Credit Line Deed of Trust and Security Agreement to SouthTrust Bank N.A. relating to the Alstom Power Richmond Building (Exhibit 10.65 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.64	Agreement for Purchase and Sale of Property for the Stone & Webster Building (Exhibit 10.66 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.65	First Amendment to Agreement for Purchase and Sale of Property for the Stone & Webster Building (Exhibit 10.67 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.66	Lease Agreement with Stone & Webster, Inc. for a portion of the Stone & Webster Building (Exhibit 10.72 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.67	Lease Agreement with Sysco Corporation for a portion of the Stone & Webster Building (Exhibit 10.73 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.68	Purchase Agreement for Metris Minnetonka Building (Exhibit 10.74 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.69	Lease Agreement for the Metris Minnetonka Building (Exhibit 10.75 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.70	Fourth Amendment to Lease Agreement for the Metris Minnetonka Building (Exhibit 10.76 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.71	Guaranty of Lease for the Metris Minnetonka Building (Exhibit 10.77 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.72	Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10.73	First Amendment to Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10.74	Agreement for the Purchase and Sale of Property for the Comdata Building (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.75	Lease Agreement for the Comdata Building (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.76	First Amendment to Lease Agreement for the Comdata Building (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.77	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.78	Agreement for the Purchase and Sale of Property for the AmeriCredit Building (Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.79	Lease Agreement for the AmeriCredit Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.80	Agreement for the Purchase and Sale of Property for the State Street Building (Exhibit 10.88 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.81	Lease Agreement for the State Street Building (Exhibit 10.89 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.82	Agreement for the Purchase and Sale of Property for the IKON Buildings (Exhibit 10.90 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.83	Lease Agreement for the IKON Buildings (Exhibit 10.91 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.84	First Amendment to Lease Agreement for the IKON Buildings (Exhibit 10.92 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.85	Reinstatement of and Second Amendment to Lease Agreement for the IKON Buildings (Exhibit 10.93 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.86	Agreement of Sale for the Nissan Property (Exhibit 10.94 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.87	Lease Agreement for the Nissan Property (Exhibit 10.95 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.88	Guaranty of Lease for the Nissan Property (Exhibit 10.96 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.89	Agreement for the Purchase and Sale of Property for the Ingram Micro Distribution Facility (Exhibit 10.100 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.90	Indenture of Lease Agreement for Ingram Micro Distribution Facility (Exhibit 10.101 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.91	Guaranty of Lease Agreement for Ingram Micro Distribution Facility (Exhibit 10.102 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.92	Absolute Assignment of Lease and Assumption Agreement for Ingram Micro Distribution Facility (Exhibit 10.103 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.93	Bond Real Property Lease Agreement for the Ingram Micro Distribution Facility (Exhibit 10.104 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.94	Agreement for the Purchase and Sale of Property for the Lucent Building (Exhibit 10.105 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.95	Second Amendment to Lease Agreement for Matsushita Building (Exhibit 10.107 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.96	Agreement for the Purchase and Sale of Property for the Convergys Building (Exhibit 10.109 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.97	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.98	Purchase Agreement for the land immediately adjacent to the ADIC Buildings (Exhibit 10.7 to the Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.99	Agreement for Purchase and Sale of the Windy Point Buildings (Exhibit 10.114 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.100	Lease Agreement with Zurich American Insurance Company for the Windy Point II Building (Exhibit 10.119 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.101	Third Amendment to Office Lease with Zurich American Insurance Company (Exhibit 10.120 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.102	Lease Agreement with Transocean Deepwater Offshore Drilling, Inc. for a portion of the Transocean Houston Building (Exhibit 10.60 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.103	Lease Agreement for the Dana Detroit Building (Exhibit 10.62 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.104	Second Amendment to Lease Agreement for the Dana Detroit Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.105	Lease Agreement for the Dana Kalamazoo Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.106	Second Amendment to Lease Agreement for the Dana Kalamazoo Building (Exhibit 10.65 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.107	Purchase and Sale Agreement for the Experian/TRW Buildings (Exhibit 10.66 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.108	Lease Agreement for the Experian/TRW Buildings (Exhibit 10.67 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.109	Lease Amendment to Lease Agreement for the Experian/TRW Buildings (Exhibit 10.68 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.110	Purchase and Sale Agreement and Escrow Instructions for the Agilent Boston Building (Exhibit 10.69 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.111	Lease Agreement for the Agilent Boston Building (Exhibit 10.70 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.112	Purchase and Sale Agreement for the TRW Denver Building (Exhibit 10.71 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.113	Lease Agreement for the TRW Denver Building (Exhibit 10.72 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.114	Purchase and Sale Agreement for the MFS Phoenix Building (Exhibit 10.73 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.115	Lease Agreement for the MFS Phoenix Building (Exhibit 10.74 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.116	Purchase and Sale Agreement for the ISS Atlanta Buildings Exhibit 10.75 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.117	Lease Agreement for the ISS Atlanta Buildings (Exhibit 10.76 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.118	Amendment No. 5 to Lease Agreement for the ISS Atlanta Buildings (Exhibit 10.77 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.119	Ground Lease Agreement for ISS Atlanta Buildings (Exhibit 10.78 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.120	Purchase and Sale Agreement for the Nokia Dallas Buildings (Exhibit 10.79 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.121	Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (Exhibit 10.80 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.122	Amendment to Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (Exhibit 10.81 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.123	Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.124	Amendment to Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.125	Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.126	Amendment to Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.127	Agreement of Sale for the KeyBank Parsippany Building Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.128	Lease Agreement with KeyBank U.S.A., N.A. for a portion of the KeyBank Parsippany Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.129	Lease Agreement with Gemini Technology Services for a portion of the KeyBank Parsippany Building (Exhibit 10.88 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.130	Amendment to Lease Agreement with Gemini Technology Services for a portion of the KeyBank Parsippany Building (Exhibit 10.89 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.131	Purchase and Sale Agreement for NASA Buildings (Exhibit 10.90 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.132	Lease Agreement with the Office of the Comptroller of the Currency and amendments thereto (Exhibit 10.91 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.133	Lease Agreement with the United States of America (NASA) and amendments thereto (Exhibit 10.92 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.134	Agreement of Purchase and Sale for Nestle Building (Exhibit 10.93 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.135	Loan Agreement for $90,000,000 loan assumed with Landesbank Schleswig-Holstein Gironzentrale, Kiel (Exhibit 10.94 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.136	Lease Agreement for Nestle Building (Exhibit 10.95 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.137	Various amendments to Lease Agreement for Nestle Building (Exhibit 10.96 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.138	Agreement of Purchase and Sale for 150 West Jefferson Detroit Building (Exhibit 10.97 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.139	Advisory Agreement dated January 30, 2003 (Exhibit 10.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848

*10.140	$500,000,000 Credit Agreement for an unsecured line of credit with Bank of America, N.A. and a consortium of other banks (Exhibit 10.98 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.141	Real Estate Sale Agreement for US Bancorp Minneapolis Building (Exhibit 10.99 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.142	Lease Agreement with US Bancorp Piper Jaffray Companies, Inc. and amendments thereto for a portion of US Bancorp Minneapolis Building (Exhibit 10.100 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.143	Agreement of Purchase and Sale for Aon Center Chicago Building (Exhibit 10.101 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.144	Lease Agreement with BP Corporation North America, Inc. and amendments thereto for a portion of the Aon Center Chicago Building (Exhibit 10.102 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.145	Lease Agreement for Cingular Atlanta Building (Exhibit 10.103 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.146	Lease Agreement for Aventis Northern NJ Building (Exhibit 10.104 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.147	Asset/Property Management Agreement among Registrant, Wells Operating Partnership, L.P. and Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commissioner File No. 333-85848)

*10.148	Purchase and Sale Agreement for 35 W. Wacker Venture, L.P. (Leo Burnett Chicago Building) (Exhibit 10.105 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.149	Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. (Exhibit 10.106 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.150	First Amendment to Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. (Exhibit 10.107 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.151	Amended and Restated Limited Partnership Agreement of Wells-Buck Venture, L.P. (Exhibit 10.108 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.152	Promissory Note in favor of Teachers Insurance and Annuity Association of America relating to Leo Burnett Chicago Building (Exhibit 10.109 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.153	Promissory Note in favor of New York Life Insurance Company relating to Leo Burnett Chicago Building (Exhibit 10.110 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.154	Mortgage Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement relating to Leo Burnett Chicago Building (Exhibit 10.111 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.155	Lease Agreement with Leo Burnett USA, Inc. for a portion of Leo Burnett Chicago Building (Exhibit 10.112 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.156	Lease Agreement with Winston & Strawn, LLP for a portion of Leo Burnett Chicago Building (Exhibit 10.113 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.157	Purchase and Sale Agreement for Washington, DC Portfolio (Exhibit 10.114 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.158	Promissory Note in favor of Metropolitan Life Insurance Company relating to Washington, DC Portfolio (US Park Service Building) (Exhibit 10.115 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.159	Deed of Trust, Security Agreement and Fixture Filing relating to US Park Service Building (Exhibit 10.116 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.160	Promissory Note in favor of Metropolitan Life Insurance Company relating to Washington, DC Portfolio (Exhibit 10.117 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.161	Deed of Trust, Security Agreement and Fixture Filing relating to 1225 Eye Street Building (Exhibit 10.118 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.162	Limited Liability Company Agreement for 1201 Eye Street, N.W. Associates, LLC (Exhibit 10.119 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.163	First Amendment to Limited Liability Company Agreement for 1201 Eye Street, N.W. Associates, LLC (Exhibit 10.120 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.164	Limited Liability Company Agreement for 1225 Eye Street, N.W. Associates, LLC (Exhibit 10.121 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.165	First Amendment to Limited Liability Company Associates for 1225 Eye Street, N.W. Associates, LLC (Exhibit 10.122 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.166	US Park Service Lease Agreement for a portion of US Park Service Building (Exhibit 10.123 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.167	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10.124 to Form S-11 of Wells Real Estate Investment Trust, Inc., as amended to date, for the fiscal year ended December 31, 2003, Commission File No. 333-85848)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Board of Directors and Stockholders

Wells Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a) as of December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Wells Real Estate Investment Trust, Inc. and subsidiary for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements and schedule before the restatement adjustments and disclosures described in Note 2.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Investment Trust, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the financial statements of Wells Real Estate Investment Trust, Inc. and subsidiary for the year then ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been restated. We audited the adjustments described in Note 2 that were applied to restate the 2001 financial statements. Our procedures included (a) agreeing the amounts in the restatement adjustments columns to the corresponding accounts maintained in the underlying records of the Company, and (b) testing the application of the adjustments to the historical amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 2, these financial statements have been revised to include disclosure of the number of weighted average shares outstanding for the year ended December 31, 2001 on the consolidated statement of income. Our audit procedures with respect to this disclosure included recalculating the number of weighted average shares outstanding for the year ended December 31, 2001 by dividing the net income amount previously reported on the consolidated statement of income in 2001 by the earnings per share amount previously reported on the consolidated statement of income in 2001. In our opinion, the disclosure of the number of weighted average shares outstanding on the consolidated statement of income for the year ended December 31, 2001 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Wells Real Estate Investment Trust, Inc. and subsidiary other than with respect to such restatement adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed in Note 2, in 2002 the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”.

/S/ ERNST & YOUNG LLP

Atlanta, Georgia February 18, 2004

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the consolidated financial statements of Wells Real Estate Investment Trust, Inc. for the fiscal year ended December 31, 2001 included in the 2001 Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this Form 10-K for the fiscal year ended December 31, 2003.)

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

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 and 2002

(in thousands, except share amounts)

	December 31, 2003	December 31, 2002
Assets:
Real estate assets, at cost:

Land	$649,788	$279,185
Buildings and improvements, less accumulated depreciation of $172,105 at December 31, 2003, and $63,594 at December 31, 2002	3,483,409	1,683,036
Intangible lease assets, less accumulated amortization of $9,646 at December 31, 2003	225,701	12,060
Construction in progress	2,609	42,746

Total real estate assets	4,361,507	2,017,027

Investments in unconsolidated joint ventures	102,832	83,915
Cash and cash equivalents	64,469	45,464
Tenant receivables	56,175	19,321
Deferred project costs	—	1,494
Due from affiliates	3,072	1,961
Prepaid expenses and other assets	5,687	3,239
Deferred financing costs, less accumulated amortization of $3,624 and $1,234 at December 31, 2003 and 2002, respectively	5,472	1,168
Deferred lease costs, less accumulated amortization of $4,741 and $840 at December 31, 2003 and 2002, respectively	189,685	1,638
Investment in bonds	64,500	54,500

Total assets	$4,853,399	$2,229,727

Liabilities and Stockholders’ Equity:

Borrowings	$612,514	$248,195
Obligations under capital leases	64,500	54,500
Intangible lease liabilities, less accumulated amortization of $5,603 at December 31, 2003	60,571	32,697
Accounts payable and accrued expenses	74,500	24,580
Due to affiliates	32,520	15,975
Dividends payable	13,562	6,046
Deferred rental income	28,025	11,584

Total liabilities	886,192	393,577

Commitments and Contingencies	—	—

Minority Interest	4,801	200

Stockholders’ Equity:
Common shares, $.01 par value; 750,000,000 shares authorized, 471,510,044 shares issued and 465,049,864 outstanding at December 31, 2003, and 750,000,000 shares authorized, 217,790,874 shares issued and 215,699,717 shares outstanding at December 31, 2002	4,715	2,178
Additional paid-in capital	4,202,554	1,929,381
Cumulative distributions in excess of earnings	(180,261)	(74,310)
Treasury stock, at cost, 6,460,180 shares at December 31, 2003 and 2,091,157 shares at December 31, 2002	(64,602)	(20,912)
Other comprehensive loss	—	(387)

Total stockholders’ equity	3,962,406	1,835,950

Total liabilities and stockholders’ equity	$4,853,399	$2,229,727

See accompanying notes

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(in thousands, except per share amounts)

	2003	2002	2001
Revenues:
Rental income	$293,630	$107,526	$44,204
Tenant reimbursements	81,575	18,992	6,830
Equity in income of unconsolidated joint ventures	4,751	4,700	3,721
Interest and other income	5,000	8,410	1,521

	384,956	139,628	56,276

Expenses:
Depreciation	107,012	38,780	15,345
Property operating costs	112,922	26,949	10,901
Asset and property management fees	13,334	4,852	2,204
Amortization of deferred leasing costs	3,732	303	303
General and administrative expense	9,625	4,252	1,618
Interest expense	18,488	4,638	4,181

	265,113	79,774	34,552

Income before minority interest	119,843	59,854	21,724

Minority interest in earnings of consolidated entities	842	—	—

Net income	$120,685	$59,854	$21,724

Net income available per share:
Basic and diluted	$0.37	$0.41	$0.43

Weighted average shares outstanding:
Basic and diluted	324,092	145,633	51,082

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Retained Earnings	Treasury Stock		Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2000	31,510	$315	$275,573	$(9,133)	$—	141	$(1,413)	$—	$265,342
Issuance of common stock	52,251	523	521,994	—	—	—	—	—	522,517
Treasury stock purchased	—	—	—	—	—	414	(4,137)	—	(4,137)
Dividends ($0.76 per share)	—	—	—	(15,048)	(21,724)	—	—	—	(36,772)
Sales commissions and dealer manager fees	—	—	(49,246)	—	—	—	—	—	(49,246)
Other offering costs	—	—	(10,085)	—	—	—	—	—	(10,085)
Net income	—	—	—	—	21,724	—	—	—	21,724

Balance, December 31, 2001	83,761	838	738,236	(24,181)	—	555	(5,550)	—	709,343

Issuance of common stock	134,030	1,340	1,338,953	—	—	—	—	—	1,340,293
Treasury stock purchased	—	—	—	—	—	1,536	(15,362)	—	(15,362)
Dividends ($0.76 per share)	—	—	—	(50,129)	(59,854)	—	—	—	(109,983)
Sales commissions and dealer manager fees	—	—	(127,332)	—	—	—	—	—	(127,332)
Other offering costs	—	—	(20,476)	—	—	—	—	—	(20,476)
Components of comprehensive income:
Net income	—	—	—	—	59,854	—	—	—	59,854
Loss on interest rate swap	—	—	—	—	—	—	—	(387)	(387)

Comprehensive income									59,467

Balance, December 31, 2002	217,791	$2,178	$1,929,381	$(74,310)	$—	2,091	$(20,912)	$(387)	$1,835,950

Issuance of common stock	253,719	2,537	2,534,655	—	—	—	—	—	2,537,192
Treasury stock purchased	—	—	—	—	—	4,369	(43,690)	—	(43,690)
Dividends ($0.70 per share)	—	—	—	(105,951)	(120,685)	—	—	—	(226,636)
Sales commissions and dealer manager fees	—	—	(239,949)	—	—	—	—	—	(239,949)
Other offering costs	—	—	(21,533)	—	—	—	—	—	(21,533)
Components of comprehensive income:
Net income	—	—	—	—	120,685	—	—	—	120,685
Gain on interest rate swap	—	—	—	—	—	—	—	387	387

Comprehensive income									121,072

Balance, December 31, 2003	471,510	$4,715	$4,202,554	$(180,261)	$—	6,460	$(64,602)	$—	$3,962,406

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(IN THOUSANDS)

	2003	2002	2001
Cash Flows from Operating Activities:
Net income	120,685	$59,854	$21,724

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(4,751)	(4,700)	(3,721)
Minority interest in earnings of consolidated entities	(842)	—	—
Depreciation	107,012	38,780	15,345
Amortization of deferred financing costs	4,552	845	770
Amortization of deferred lease costs	3,732	303	303
Amortization of intangible lease assets and liabilities, net	4,043	—	—
Land received in lease termination	—	(430)	—
Write-off of deferred lease acquisition costs	—	—	62
Changes in assets and liabilities:
Tenant receivables	(20,823)	(13,318)	(2,222)
Due to/from affiliates	(359)	(289)	1
Prepaid expenses and other assets, net	(2,532)	(3,248)	3,246
Accounts payable and accrued expenses	9,977	15,853	6,561
Deferred rental income	16,441	10,922	280

Total adjustments	116,450	44,718	20,625

Net cash provided by operating activities	237,135	104,572	42,349

Cash Flows from Investing Activities:
Investment in real estate and related assets	(1,680,816)	(1,308,759)	(227,934)
Contributions to joint ventures	(24,059)	(8,910)	(33,691)
Investment in intangible lease assets	(223,288)	(12,060)	—
Other assets acquired upon business acquisition	(12,811)	—	—
Deferred project costs paid	(75,800)	(39,797)	(17,220)
Deferred lease acquisition costs paid	(190,668)	(400)	—
Investment in bonds	(10,000)	—	—
Distributions received from joint ventures	10,096	7,388	4,239

Net cash used in investing activities	(2,207,346)	(1,362,538)	(274,606)

Cash Flows from Financing Activities:
Proceeds from notes payable	915,601	212,906	110,243
Repayments of notes payable	(941,647)	(62,835)	(229,782)
Issuance of bonds	10,000	—	—
Dividends paid to stockholders	(219,121)	(104,996)	(36,737)
Issuance of common stock	2,537,192	1,340,293	522,517
Treasury stock purchased	(43,690)	(15,362)	(4,137)
Sales commissions and dealer manager fees paid	(244,310)	(127,332)	(49,246)
Other offering costs paid	(16,463)	(13,156)	(9,313)
Deferred financing costs paid	(8,346)	(1,674)	—

Net cash provided by financing activities	1,989,216	1,227,844	303,545

Net increase (decrease) in cash and cash equivalents	19,005	(30,122)	71,288
Cash and cash equivalents, beginning of year	$45,464	$75,586	$4,298

Cash and cash equivalents, end of year	$64,469	$45,464	$75,586

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

1.	Organization

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”). Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998. Substantially all of Wells REIT’s business is conducted through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, or Wells OP’s subsidiaries. Wells REIT is the sole general partner of Wells OP. Wells OP owns certain properties directly or through wholly-owned subsidiaries and has also entered into certain joint ventures with real estate limited partnership programs sponsored by Wells Capital Inc. (the “Advisor) or the Advisor’s affiliates, as well as certain joint ventures with parties not otherwise affiliated with Wells REIT or its Advisor. References to Wells REIT herein shall include all subsidiaries of Wells REIT, including Wells OP, its subsidiaries and any consolidated joint ventures.

Wells REIT engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed or have operating histories for investment purposes. As of December 31, 2003, all such properties were acquired, developed and operated by Wells REIT alone or jointly with another party, including affiliates of. the Advisor and other parties not otherwise affiliated with Wells REIT or the Advisor. As of December 31, 2003, all properties owned by Wells REIT are office or industrial buildings; however, Wells REIT is not limited to such investments.

At December 31, 2003, Wells REIT owned interests in 109 properties either directly or through joint venture agreements comprising approximately 24.7 million square feet of commercial office space located in 26 states and the District of Columbia. At December 31, 2003, these properties were approximately 97% leased.

Wells REIT completed four offerings of common stock at $10 per share resulting in approximately 471.5 million shares being sold as of December 31, 2003 which are held by approximately 118,000 stockholders. Details of each offering are as follows:

Offering #	Date Commenced	Termination Date	Gross Proceeds	Shares Issued
1	January 30, 1998	December 19, 1999	$ 132.2 million	13.2 million
2	December 20, 1999	December 19, 2000	$ 175.2 million	17.5 million
3	December 20, 2000	July 26, 2002	$ 1,283.0 million	128.3 million
4	July 26, 2002	*December 11, 2003	$ 3,124.7 million (through December 31, 2003)	312.5 million (through December 31, 2003)
Total as of December 31, 2003			$ 4,715.1 million	471.5 million

*	As of December 11, 2003, there were no shares remaining available for sale to the public pursuant to the 4th offering, exclusive of (1) shares available for sale to current stockholders of Wells REIT under the dividend reinvestment plan, and (2) shares reserved to complete requests for transfer of asset transactions which were received on or before November 21, 2003. The issuance of shares pursuant to Wells REIT’s dividend reinvestment plan will continue until the earlier of the issuance of all shares remaining under the fourth offering or July 25, 2004. Shares have been reserved for requests for transfer of assets received prior to November 21, 2003, but have not been included in the above amounts as the shares are not considered outstanding until all supporting documentation has been processed.

After incurring costs from all offerings of approximately $162.8 million in acquisition and advisory fees and expenses, approximately $446.8 million in selling commissions and dealer manager fees, approximately $61.5 million in organization and other offering costs and common stock redemptions of approximately $64.6 million pursuant to Wells REIT’s share redemption program, approximately $4.0 billion was available for investment in real estate assets, substantially all of which had been invested as of December 31, 2003.

Wells REIT’s stock is not listed on a national exchange. However, Wells REIT’s Articles of Incorporation currently require Wells REIT to begin the process of liquidating its investments and distributing the resulting proceeds to the stockholders if its shares are not listed on a national exchange by January 30, 2008. Wells REIT’s Articles of Incorporation can only be amended by a proxy vote of Wells REIT’s stockholders.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Wells REIT, Wells OP and any other entities for which Wells REIT or Wells OP has a controlling financial interest or is deemed to be the primary beneficiary as described below. In determining whether a controlling financial interest exists, Wells REIT considers ownership of voting interests, protective rights and participatory rights of the investors. Any intercompany balances and transactions are eliminated upon consolidation. Financial statements of consolidated entities are prepared using accounting policies materially consistent with Wells REIT.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of Wells REIT’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as a VIE, the entity that bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns must consolidate the VIE. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not result in the consolidation of any previously unconsolidated entities or the consolidation of any entities that would not be consolidated under the previous guidance.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments in Unconsolidated Joint Ventures

Wells REIT does not consolidate investments in joint ventures in which Wells REIT does not control the joint venture, including joint ventures requiring consent of both partners for all major decisions, regardless of whether Wells REIT owns a majority interest in the venture. These investments are accounted for using the equity method of accounting, whereby original investments are recorded at cost, and subsequently adjusted for contributions, distributions, and the investor’s share of income or losses of the joint ventures. Allocations of income and loss and distributions by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners’ respective ownership interests, which approximates economic ownership. Generally, cash distributions are made from the joint ventures to the investor on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments, which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Wells REIT capitalizes interest when development of a real estate asset is in progress. Approximately $0.7 million, $0.8 million and $0.1 million of interest was capitalized for the years ended December 31, 2003, 2002 and 2001, respectively.

Wells REIT’s real estate assets are depreciated using the straight-line method over the useful lives of the assets by class as follows:

Buildings	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

The related depreciation and amortization is recorded in the consolidated statements of income, including the depreciation related to assets subject to capital lease obligations.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate and intangible assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by Wells REIT or any unconsolidated joint ventures during the years ended December 31, 2003, 2002, and 2001.

Effective January 1, 2002, Wells REIT adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations respectively. In the year ended December 31, 2002, adoption of this standard did not have a significant impact on Wells REIT, as SFAS 144 did not significantly change the measurement criteria for impairment under SFAS 121. Additionally, no properties were disposed of during the years ended December 31, 2003 and 2002 resulting in discontinued operations.

Cash and Cash Equivalents

Wells REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consists of investments in money market accounts. At December 31, 2003 and 2002, there are no restrictions on the use of Wells REIT’s cash.

Tenant Receivables

Tenant accounts receivable are recognized and carried at original amount earned less a provision for any uncollectible amounts, which approximates fair value. An allowance for uncollectible amounts is made when collection of the full amount is no longer probable. Bad debt expense was $0.4 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

Tenant receivables also includes notes receivable from tenants to fund certain expenditures related to the property and are recorded at the face amount, less any principal payments through the date of the consolidated balance sheet. Notes bear interest at rates comparable to tenants with similar borrowing characteristics; therefore the carrying amount approximates the fair value of the notes as of the date of the consolidated balance sheets.

Deferred Project Costs

Wells REIT pays certain fees to the Advisor with regard to the acquisition of properties which are capitalized to the cost of the properties and depreciated on the same basis and over the respective useful life of the related asset. Deferred project costs represent costs incurred for properties yet to be acquired.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid property operating expenses, earnest money amounts, and purchase price escrows. Any amounts with no future economic benefit are written off when identified.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized to interest expense on a straight-line basis over the terms of the related financing arrangement. The related amortization expense for deferred financing costs for the years ended December 31, 2003, 2002 and 2001 was $4.6 million, $0.8 million and $0.8 million respectively.

Deferred Lease Costs

Costs incurred to procure operating leases, including those identified as part of the purchase price allocation process, are capitalized and amortized on a straight-line basis over the terms of the related lease. The related amortization expense for deferred lease acquisition costs was $3.7 million, $0.3 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to rental income over the remaining term of the respective leases.

During the year ended December 31, 2003, Wells REIT recognized approximately $2.8 million of amortization expense relating to deferred lease costs and approximately $4.0 million of amortization relating to intangible lease assets and liabilities that was recognized as a net decrease in rental revenues.

During the years ended December 31, 2003 and 2002, approximately $223.2 million and $12.1 million, respectively, were recognized as intangible lease assets and included in real estate assets in the consolidated balance sheets, and approximately $33.5 million and $32.7 million, respectively, were recognized as intangible lease liabilities. In 2003, approximately $179.0 million was recognized as lease origination costs and included in deferred lease costs in the consolidated balance sheets.

The remaining unamortized balance for these intangible assets will be amortized as follows (in thousands):

	Intangible Lease Asset Amortization	Intangible Lease Liability Amortization	Intangible Lease Origination Costs Amortization
For the year ending December 31:

2004	$40,268	$7,470	$21,363
2005	39,114	7,470	21,251
2006	35,966	6,641	20,879
2007	32,500	5,838	20,318
2008	27,407	5,838	17,684
Thereafter	50,446	27,314	74,703

	$225,701	$60,571	$176,198

Weighted Average Amortization Period	7 years	10 years	11 years

Investments in Bonds and Obligations Under Capital Leases

As a result of certain purchase transactions, Wells REIT has acquired investments in bonds and certain obligations under capital leases. Wells REIT records the bonds and obligations under capital leases at the amounts Wells REIT expects to pay and receive. Because Wells REIT is obligated to pay the indebtedness evidenced by the bonds, Wells REIT has recorded these obligations as liabilities; however, since Wells REIT is also the owner of the bonds, the bonds are carried on Wells REIT’s books as assets. In each occurrence that Wells REIT has acquired certain obligations under capital leases, Wells REIT has also acquired an offsetting investment in bonds. The related offsetting interest amounts are recorded as interest income and interest expense in the period that the amounts accrue, with no net impact on the results of operations of Wells REIT.

Borrowings

All loans are recorded at the stated principal amount, which approximates fair value. Interest is charged to interest expense as it accrues, except for interest qualifying for capitalization relating to properties under development.

Dividends Payable and Distribution Policy

Wells REIT intends to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of its taxable income. Wells REIT intends to pay regular quarterly dividend distributions to stockholders. Dividends will be made to those stockholders who are stockholders of record as of daily record dates.

Dividends to be distributed to the stockholders are determined by the board of directors of Wells REIT and are dependent upon a number of factors relating to Wells REIT, including funds available for payment of dividends, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order to maintain Wells REIT’s status as a REIT under the Internal Revenue Code.

Offering and Related Costs

Offering costs are charged by the Advisor for costs incurred by the Advisor for raising capital for Wells REIT. Such costs include legal and accounting fees, printing costs, sales, promotional, and other offering costs. Such costs, as well as sales commissions and dealer manager fees associated with the offering of shares, which are approximately 7% and up to 2.5%, respectively, of gross offering proceeds, are accounted for as a reduction of equity.

Minority Interest

Minority interest in earnings of consolidated entities in the consolidated statements of income represents earnings allocated to minority interests based on the economic ownership percentage of the consolidated partnerships held by third parties throughout the year. Minority interest in the consolidated balance sheets represents the economic equity interests of consolidated partnerships that are not owned by Wells REIT.

Treasury Stock

Wells REIT currently has a share redemption plan in place whereby Wells REIT acquires shares from stockholders, subject to certain limitations. Wells REIT accounts for these share repurchases using the treasury stock method.

Revenue Recognition

All leases on real estate assets held by Wells REIT are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases, unless rental income is dependent upon criteria that cannot be determined at inception of the lease. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred, and, therefore contractually earned and billable pursuant to the terms of the underlying lease. Rents paid in advance, which do not qualify for revenue recognition, are deferred to future periods.

Revenues earned relating to lease termination agreements are recognized at the time the tenant loses the right to lease the space and when Wells REIT has satisfied all obligations under the agreement.

Stock-Based Compensation

As permitted by the provisions of Statement of Financial Accounting Standards No. 123 “Accounting and Disclosure for Stock-Based Compensation,” Wells REIT applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the related interpretations in accounting for its stock option grants to members of the board of directors, and accordingly, does not recognize compensation cost in the consolidated statements of income based upon the fair value of stock based compensation but instead provides pro forma disclosure in the notes to the consolidated financial statements. For the years ended December 31, 2003, 2002 and 2001, stock option grants did not have any impact on the consolidated statements of income as the fair value at the date of issue for each grant is estimated at $0.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. Outstanding stock options and warrants have been excluded from the diluted earnings per share calculation as their impact would be anti-dilutive using the treasury stock method, as the exercise price of the options and warrants exceed the fair value of the stock.

Financial Instruments

Wells REIT considers its cash, accounts receivable, accounts payable, bonds, obligations under capital leases, and notes payable to meet the definition of financial instruments. At December 31, 2003 and 2002, the carrying value of Wells REIT’s financial instruments approximated their fair value. Notes payable bear interest based on variable interest rates that periodically adjust to market, have had interest imputed at the company’s borrowing rate, or are at fixed rates, which approximate current market borrowing rates for similar borrowing arrangements.

Interest Rate Swap Agreements

Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Heding Activities” as amended requires recording all derivative instruments as assets or liabilities, measured at fair value in the consolidated balance sheet. Wells REIT has previously entered into certain interest rate swap agreements to minimize Wells REIT’s exposure to increases in interest rates on certain variable interest rate agreements, but has not entered into any other derivative transactions. At the time of entering into the agreement and on an ongoing basis until expiration, Wells REIT considered effectiveness of the interest rate swap at hedging Wells REIT’s exposure to interest rate fluctuations. Wells REIT recognizes any interest rate swap agreements at fair value at each balance sheet date. If the agreement is deemed to effectively hedge the risk, the corresponding change in value is recorded as an adjustment to other comprehensive income. In the event that the swap is not effective, the corresponding change in fair value of the swap is recorded in the consolidated statements of income. Each interest rate swap agreement entered into by Wells REIT to date has been deemed effective, and, therefore reflected as a component of other comprehensive income, with no impact on the consolidated statements of income.

The fair value of the swap agreements, if any, are included in prepaid and other assets or accounts payable and accrued expenses in the consolidated balance sheets. The value of the interest rate swaps outstanding as of December 31, 2003 and 2002 were $0 and approximately $(0.4) million, respectively. Net receipts and payments are recognized as adjustments to interest expense. For the year ended December 31, 2003 and 2002, Wells REIT made interest payments totaling approximately $0.4 million and $0.2 million, respectively, under the terms of the two interest rate swaps outstanding during the periods, including any termination fees paid, all of which has been capitalized to the carrying value of the respective buildings.

Income Taxes

Wells REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Wells REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells REIT’s ordinary taxable income to stockholders. As a REIT, Wells REIT generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If Wells REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants Wells REIT relief under certain statutory provisions. Such an event could materially adversely affect Wells REIT’s net income and net cash available for distribution to stockholders. However, Wells REIT believes that it is organized and operates in such a manner as to qualify for treatment as a REIT and intends to continue to operate in the foreseeable future in such a manner that Wells REIT will remain qualified as a REIT for federal income tax purposes. No provision for federal income taxes has been made in the accompanying consolidated financial statements, as Wells REIT made distributions in excess of taxable income for the periods presented. Wells REIT is subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in the accompanying consolidated financial statements.

Restatement Adjustments and Disclosures

Wells REIT and its joint ventures had historically reported property operating costs net of reimbursements from tenants as an expense in its consolidated statements of income prior to the year ended December 31, 2002. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of Wells REIT’s properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, Wells REIT and its joint ventures now present these reimbursements as revenue and the gross property operating costs as expenses effective January 1, 2002. Consequently, the accompanying consolidated statements of income of Wells REIT for the year ended December 31, 2001 have been restated to reflect the effects of this revised presentation.

	2001
	As Previously Reported (000s)	Restatement Adjustments (000s)	As Restated (000s)
Revenues:
Rental income	$44,204	$—	$44,204
Tenant reimbursements	—	6,830	6,830
Equity in income of unconsolidated joint ventures	3,721	—	3,721
Take out fee	138	(138)	—
Interest and other income	1,246	275	1,521

	49,309	6,967	56,276

Expenses:
Depreciation	15,345	—	15,345
Property operating costs	4,129	6,772	10,901
Asset and property management fees	2,507	(303)	2,204
Amortization of deferred leasing costs	—	303	303
General and administrative	974	644	1,618
Amortization of deferred financing costs	770	(770)	—
Legal and accounting	449	(449)	—
Interest expense	3,411	770	4,181

	27,585	6,967	34,552

Net income	$21,724	$—	$21,724

In addition, the condensed combined statements of income disclosed in Note 4 have also been restated to reflect the effects of this revised presentation.

Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance had no impact on the financial position, net income, earnings per share or cash flows of Wells REIT.

Furthermore, the statements of income for the year ended December 31, 2001 have been revised to include disclosure of the weighted average shares outstanding.

Reclassifications

Certain amounts in the December 31, 2002 consolidated balance sheet and in the consolidated statement of income for the year then ended, have been reclassified to conform to the current period presentation.

Impact of Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”), certain components of which were deferred by the FASB in October 2003 for an indefinite period. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 requires, among other things, that a minority interest in a consolidated entity be classified as a liability and reported at settlement value if an unconditional obligation to exercise or redeem the minority interest exists. Certain finite life partnerships for which a minority interest is owned by third parties are consolidated by Wells REIT with the corresponding minority interest currently being classified as minority interest. Until further guidance is provided during the deferral period for FAS 150, this interest will continue to be recorded as minority interest in Wells REIT’s consolidated financial statements, however, as additional guidance is provided the accounting treatment may change in future periods. As the standard is subject to modification and has not been implemented, the impact of the standard cannot currently be determined.

3.	Real Estate Assets

Acquisitions

During the years ended December 31, 2003, 2002 and 2001 Wells REIT acquired ownership interests in certain properties for a combined total purchase price of approximately $2.5 billion, $1.4 billion and $0.2 billion, respectively, exclusive of related closing costs and acquisition and advisory fees paid to the Advisor, either as asset purchases or by acquiring an ownership interest in the owner of the real estate assets. These costs were allocated among the appropriate tangible and intangible assets and liabilities in accordance with FAS 141 and FAS 142.

Build-to-Suit Projects

During the year ended December 31, 2003, Wells REIT completed build-to-suit projects with a total investment amount of approximately $85.4 million, including the Nissan Building, AmeriCredit Building, and Kerr-McGee Building. No built-to-suit projects were completed during the years ended December 31, 2002 and 2001.

4.	Investments in Unconsolidated Joint Ventures

At December 31, 2003, Wells REIT, through its ownership in Wells OP, owns interests in certain properties through unconsolidated joint ventures with affiliates of the Advisor as outlined below:

Joint Venture	Joint Venture Partners	Ownership Percentage	Properties Held by Joint Venture
Fund XIII-REIT Joint Venture	Wells OP Wells Real Estate Fund XIII, L.P.	72%	AmeriCredit Building ADIC Buildings John Wiley Building AIU Chicago Building

Fund XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XII, L.P.	55%	Siemens Building AT&T Oklahoma Buildings Comdata Building

Fund XI-XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XI, L.P. Wells Real Estate Fund XII, L.P.	57%	EYBL CarTex Building Sprint Building Johnson Matthey Building Gartner Building

Fund IX-X-XI-REIT Joint Venture	Wells OP Wells Real Estate Fund IX, L.P. Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P.	4%	Alstom Power Knoxville Building Ohmeda Building Interlocken Building Avaya Building Iomega Building

Wells/Freemont Associates Joint Venture (the “Freemont Joint Venture”)	Wells OP Fund X-XI Joint Venture	78%	Fairchild Building

Wells/Orange County Associates Joint Venture (the “Orange County Joint Venture”)	Wells OP Fund X-XI Joint Venture	44%	(1)

Fund VIII-IX-REIT Joint Venture	Wells OP Fund VIII-IX Joint Venture	16%	Quest Building

(1)	Orange County Joint Venture sold its interest in its only property on September 11, 2003 for approximately $5.8 million in gross sales proceeds, resulting in a loss of approximately $0.4 million, with approximately $0.2 million being allocated to Wells OP. The initial purchase price of the building was approximately $6.4 million. Proceeds from the sale were distributed to the respective partners resulting in minimal assets and liabilities remaining in Orange County Joint Venture at December 31, 2003. The sale proceeds allocable to Wells OP were approximately $2.4 million.

The investment objectives of each joint venture in which Wells OP is a partner with affiliates of the Advisor are consistent with those of Wells REIT. Through Wells OP, Wells REIT is acting as the initial administrative venturer, as defined in the respective agreements, of each of the joint venture partners included above, and as such, is responsible for establishing policies and operating procedures with respect to the business and affairs of each of these joint ventures with affiliates of the Advisor. However, approval of the other joint venturers is required for any major decision or any action that materially affects these joint ventures or their real property investments.

Wells OP’s investment balance and percentage ownership in unconsolidated joint ventures at December 31, 2003 and 2002 are summarized as follows:

	2003		2002
	Amount (000s)	Percent	Amount (000s)	Percent
Fund VIII, IX and REIT Joint Venture	$990	16%	$1,089	16%
Fund IX, X, XI and REIT Joint Venture	1,191	4	1,246	4
Wells/Freemont Associates	6,087	44	6,340	78
Wells/Orange County Associates	17	78	2,641	44
Fund XI, XII and REIT Joint Venture	15,667	57	16,361	57
Fund XII and REIT Joint Venture	28,320	55	29,343	55
Fund XIII and REIT Joint Venture	50,560	72	26,895	61

	$102,832		$83,915

The following is a reconciliation of Wells OP’s investment in unconsolidated joint ventures for the years ended December 31, 2003 and 2002:

	2003 (000s)	2002 (000s)
Investment in unconsolidated joint ventures, beginning of year	$83,915	$77,410
Equity in income of unconsolidated joint ventures	4,751	4,700
Contributions to unconsolidated joint ventures	25,033	9,275
Distributions from unconsolidated joint ventures	(10,867)	(7,470)

Investment in unconsolidated joint ventures, end of year	$102,832	$83,915

Condensed combined financial information for all unconsolidated joint ventures as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001 is as follows:

Condensed Combined Balance Sheets

(Amounts in 000’s)

	2003	2002
Assets:
Real estate assets	$188,872	$178,637
Other assets	15,004	7,409

Total assets	$203,876	$186,046

Liabilities and partners’ equity
Total liabilities	$7,581	$4,848

Partners’ equity	196,295	181,198

Total liabilities and partners’ equity	$203,876	$186,046

Condensed Combined Statements of Income

(Amounts in 000’s)

	2003	2002	2001
Revenues:
Rental income	$20,156	$18,371	$15,135
Tenant reimbursements (1)	2,637	1,801	2,236	(1)
Other income	14	44	103

Total revenues	22,807	20,216	17,474

Expenses:
Depreciation	7,144	6,284	5,330
Operating expenses (1)	4,105	2,815	2,351	(1)
Asset management and property management fees	1,203	914	773
Amortization of deferred leasing costs	360	175	172

Total expenses	12,812	10,188	8,626

Income from continuing operations	9,995	10,028	8,848

Discontinued operations:
Operating income	394	542	546
Loss on disposition	(379)	—	—

Income from discontinued operations	15	542	546

Net income	$10,010	$10,570	$9,394

Net income allocated to Wells REIT	$4,751	$4,700	$3,721

(1)	Amounts have been restated to reflect tenant reimbursements of $2.2 million in 2001 as revenue and gross operating costs as expenses as described in the Restatement Adjustments and Disclosures section of Note 2.

5.	Borrowings

Wells REIT has financed certain investments, acquisitions and developments through various borrowings as described below. On December 31, 2003, and December 31, 2002, Wells REIT had the following amounts outstanding, in thousands:

Facility	2003	2002
$110 million line of credit; accruing interest at LIBOR plus 175 basis points; requiring interest payments monthly with principal due at maturity; collateralized by various buildings (1)	$—	$58,000
$98.1 million line of credit; accruing interest at LIBOR plus 175 basis points (2.87% at December 31, 2003); requiring interest payments monthly and principal due at maturity (March 2004); collateralized by various buildings	—	61,399
$500 million unsecured revolving line of credit; accruing interest at various rates of interest based on prime or LIBOR plus up to 1.625% (4.0% at December 31, 2003); requiring interest payments monthly and principal payments due at maturity (April 2005) (2)	175,000	—
$50 million line of credit; accruing interest at LIBOR plus 175 basis points (2.87% at December 31, 2003); requiring interest payments monthly with principal due at maturity (June 2005); collateralized by various buildings (3)	—	—
$90 million note payable; accruing interest at LIBOR plus 115 basis points; currently locked at 2.31% through January 2, 2004 (2.31% at December 31, 2003); requiring interest payments monthly, with principal due at maturity (December 2006); subject to certain prepayment penalties; collateralized by the Nestle Building	90,000	90,000
$120,000 note payable; accruing interest at 5.0955%; requiring interest payments monthly with principal due at maturity (January 1, 2014); subject to certain prepayment penalties; collateralized by the Leo Burnett Building (4)	120,000	—
$115.2 million notes payable; accruing interest at 4.40%; requiring interest payments monthly with principal due at maturity (November 1, 2007); subject to certain prepayment penalties; collateralized by the US Park Service Building and 1225 Eye Street Buildings	115,167	—
$112.3 million note payable; seller financed interest free loan obtained upon purchase of AON Center in May 2003; Principal balance due upon maturity (January 2004); collateralized by the AON Center Building (5)	112,347	—
$34.2 million construction loan payable; accruing interest at LIBOR plus 200 basis points; requiring interest payments monthly and principal due at maturity collateralized by the Nissan Building (6)	—	23,149
$13.7 million construction loan payable; accruing interest at LIBOR plus 200 basis points; requiring interest payments monthly, with principal due at maturity; collateralized by the Kerr-McGee Building (7)	—	4,038
$8.8 million note payable; accruing interest at 8.0%; requiring interest and principal payments monthly with any unamortized principal due at maturity (December 2003); subject to certain prepayment penalties; collateralized by the BMG Buildings	—	8,709
$2.9 million note payable; accruing interest at 8.5%; requiring interest payments monthly with principal due at maturity (December 2003); subject to certain prepayment penalties; collateralized by the BMG Buildings	—	2,900

Total borrowings	$612,514	$248,195

(1)	Wells REIT terminated this credit facility upon execution of the $500 million line of credit in April 2003.
(2)	Additionally, Wells REIT is required to pay a quarterly facility fee of 0.25% per annum on the entire amount of the credit facility.
(3)	Wells REIT entered into this credit agreement in June 2003.
(4)	Note replaced the $147.4 million note assumed at acquisition of the Leo Burnett Building, which bore interest at 7.25%. Amount paid to settle the $147.4 million approximated the fair value at the date of acquisition with remaining difference recognized as interest expense during the period. The settlement amount was paid to escrow agent on December 31, 2003 for payment to lender on January 2, 2004, and considered extinguished as of December 31, 2003.
(5)	Interest is imputed at Wells REIT’s weighted average borrowing rate on the date of the acquisition.
(6)	Wells REIT entered into an interest rate swap to hedge the construction loan, which resulted in Wells REIT paying a fixed rate of 3.9% plus 200 basis points at a notional amount of the balance outstanding at each payment date. The swap was terminated in March 2003 upon termination of the loan.
(7)	Wells REIT entered into an interest rate swap to hedge the construction loan, which resulted in Wells REIT paying a fixed rate of 2.27% plus 200 basis points at a notional amount of the balance outstanding at each payment date. The swap expired in July 2003 at the same time that the loan was paid off in full.

Wells REIT’s weighted average interest rate at December 31, 2003 for the aforementioned borrowings was approximately 4.05%. Cash paid for interest, including amounts capitalized was $13.0 million and $4.2 million for the years ended December 31, 2003 and 2002, respectively.

The following table summarizes the scheduled aggregate principal repayments, for the five years subsequent to December 31, 2003, in thousands:

For the year ending December 31:

2004	$112,347
2005	175,000
2006	90,000
2007	115,167
2008	—
Thereafter	120,000

Total	$612,514

6.	Commitments and Contingencies

Take Out Purchase and Escrow Agreement

The Advisor and its affiliates have developed a program (the “Wells Section 1031 Program”) involving the acquisition by a subsidiary of Wells Management (“Wells Exchange”) of income-producing commercial properties and the formation of a series of single member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties to be owned in co-tenancy arrangements with persons (“1031 Participants”) who are seeking to invest the proceeds from a sale of real estate held for investment in another real estate investment for purposes of qualifying for like-kind exchange treatment under Section 1031 of the Internal Revenue Service Code. The acquisition of each of the properties acquired by Wells Exchange is generally financed by a combination of permanent first mortgage financing and interim loan financing obtained from institutional lenders.

Following the acquisition of each property, Wells Exchange attempts to sell co-tenancy interests to 1031 Participants, the proceeds of which are used to repay a prorata portion of the interim financing. In consideration for the payment of a take out fee to Wells REIT and following approval of the potential property acquisition by our board of directors, it is anticipated that Wells REIT may enter into a take out purchase and escrow agreement or similar contract providing that, if Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, Wells REIT will purchase, at Wells Exchange’s cost, any co-tenancy interests remaining unsold at the end of the offering period.

During the years ended December 31, 2003, 2002 and 2001, Wells REIT recognized approximately $0, $0.2 million and $0.1 million, respectively of take out fee revenue related to the 1031 programs, which is included in other income. The last co-tenancy units related to the Ford Motor Credit Building and the Meadow Brook Park Building were sold during 2002 and 2003, respectively. As of December 31, 2003, all co-tenancy interests in both programs with which Wells REIT has previously been involved have been sold, and Wells REIT is not currently involved with any 1031 programs of the Advisor and, therefore, has no commitment related to the program at the current time.

Letters of Credit

At December 31, 2003, Wells REIT had two unused letters of credit totaling approximately $14.9 million outstanding from financial institutions, consisting of letters of credit of approximately $14.5 million and $0.4 million with expiration dates of February 28, 2004 and February 2, 2004, respectively. These amounts are not recorded in the accompanying consolidated balance sheets as of December 31, 2003. These letters of credit were required by two unrelated parties to ensure completion of Wells REIT’s obligations under certain earn-out and construction agreements. Wells REIT does not anticipate a need to draw on these letters of credit.

Properties Under Contract

At December 31, 2003, Wells REIT had contracts to acquire three buildings for a total purchase price of approximately $163.8 million, two of which were acquired subsequent to year-end as discussed in Note 14. Approximately $2.5 million of cash was held in escrow related to the three acquisitions at December 31, 2003, which was included in prepaid and other assets in the consolidated balance sheets.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expend certain amounts of capital to expand an existing property, construct on adjacent property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At December 31, 2003, no tenants have exercised such options which have not been fully satisfied as of that date.

Earn-out Agreements

As part of the acquisition of the IRS Building, Wells REIT entered into an agreement to pay the seller an additional $14.5 million if Wells REIT or the seller locates a suitable tenant and leases the vacant space of the building within 18 months after the date of acquisition of the property, or March 2004. If the space is not leased within this time, Wells REIT will be released from any obligation to pay this additional purchase consideration. The 26% of the building that was vacant at the time of acquisition remains unleased as of December 31, 2003. As of December 31, 2003, no payments have been made under this agreement.

In connection with the acquisition of the East Point I and II Buildings, Wells REIT entered into an earn-out agreement relating to approximately 16,000 square feet whereby Wells REIT is required to pay the seller certain amounts for each new, fully executed lease after the date of acquisition of the property on or before March 31, 2004. Payments shall be the anticipated first year’s annual rent less operating expenses with the sum divided by 0.105 and the result reduced by tenant improvement costs related to the space. As of December 31, 2003, payments totaling $1.4 million have been made under this agreement in addition to the original purchase price and approximately 6,000 square feet remain subject to the agreement.

As part of the acquisition of the GMAC Detroit Building, Wells REIT entered into an agreement to pay the seller certain amounts for each new, fully executed lease entered into after the date of acquisition of the building on or before November 8, 2004. Payments are calculated by dividing the sum of the anticipated first year’s annual rent less operating expenses by 0.095, with the result being reduced by tenant improvement costs related to the space. As of December 31, 2003, no payments have been made under this agreement.

As part of the acquisition of the 60 Broad Street New York Building, Wells REIT entered into an agreement to pay to the seller, which retained a limited economic interest in the building, an amount for securing a qualifying lease agreement or renewal relating to specified space, which is currently occupied. In the event that the seller is successful in securing a qualifying lease for the specified space, payment is determined primarily by calculating the net present value of the rental income over the term of the lease which will be paid to the seller. As of December 31, 2003, no payments have been made under the agreement.

Operating Lease Obligations

Certain properties are subject to certain ground leases with expiration dates ranging between 2049 and 2083. Required payments, under the terms of the leases are as follows at December 31, 2003 (in thousands):

Amount
2004	$726
2005	726
2006	726
2007	726
2008	726
Thereafter	91,640

Total	$95,270

Ground rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $0.8 million, $0.7 million and $0.7 million, respectively. The net book value of the related improvements subject to operating leases is approximately $48.0 million at December 31, 2003.

Capital Lease Obligations

Certain properties are subject to certain ground leases meeting the qualifications as a capital lease as fee title of the land will be transferred to Wells REIT upon payment of the capital lease obligations. Each obligation requires interest only payments and payment of the bond in full at maturity, which range from 2015 until 2026 with certain prepayment options. Required payments under the terms of the leases are as follows as of December 31, 2003 (in thousands):

Amount
2004	$4,472
2005	4,523
2006	4,523
2007	4,523
2008	4,523
Thereafter	51,015

Total	$73,579

Interest expense incurred related to the capital lease obligations totaled $3.9 million, $2.8 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, which also equals the interest income related to the bonds on the same properties resulting in no net cash outflow as a result of these capital lease obligations. The net book value of the related improvements subject to capital lease obligations is $68.6 million at December 31, 2003.

Litigation

In the normal course of business, Wells REIT, its Advisor, or affiliates of the Advisor that Wells REIT is dependent upon may become subject to litigation or claims.

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants including Wells REIT, Wells Investment Securities, Inc., (“WIS”) the dealer manager, and Wells Real Estate Funds, Inc., the parent company of both the Advisor and WIS (“Wells Defendants”). The complaint alleges, among other things, (1) that certain former members of the Luzerne Board named as defendants invested $10 million in Wells REIT common stock on behalf of the Plan, (2) that certain former board member defendants breached their fiduciary duties to the Plan by, among other things, permitting the investment of the Plan’s funds in investments not suitable for the Plan because they were long-term illiquid investments, permitting the Plan to pay excessive fees and commissions to co-defendants, and accepting political contributions in exchange for awarding advisory and management agreements, (3) that the Wells Defendants and others knew or should have known that the investment, and the fees and commissions associated with the investment, was not a proper investment for the Plan because it was a long-term illiquid investment, (4) that the Wells Defendants and others knew or should have known that certain Luzerne Board members and certain investment advisors and managers were breaching their fiduciary duties to the Plan, (5) that the defendants engaged in and conspired to engage in an improver scheme to intentionally defraud the Plan, and (6) that the investment was not approved by a majority of the Luzerne Board at a public meeting and, consequently, the investment was an inappropriate and void action. The Plan is seeking damages of not less than $25 million, treble damages and punitive damages from all defendants on a joint and several liability basis. Management believes that this lawsuit is without merit with respect to the Wells Defendants. While it is too early to determine the likely outcome of this lawsuit, management does not believe that a reserve for a loss contingency is necessary.

In November 2002, Wells REIT contracted to purchase an office building located in Ramsey County, Minnesota, from Shoreview Associates LLC (“Shoreview”), who filed a lawsuit against us in Minnesota state court alleging that Shoreview was entitled to approximately $0.8 million in earnest money that Wells REIT had deposited under the contract. This dispute was settled during November 2003, resulting in Wells REIT receiving substantially all the earnest money. Under the terms of the settlement, no additional exposure exists relating to this dispute.

NASD Enforcement Action

On August 26, 2003, WIS, and Leo F. Wells, III, settled an NASD disciplinary proceeding against them by entering into a Letter of Acceptance, Waiver and Consent (“AWC”) with the NASD which contained findings by the NASD including that WIS and Mr. Wells had violated certain of its Conduct Rules related to providing non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational conferences sponsored by WIS in 2001 and 2002, and that WIS and Mr. Wells failed to adhere to all the terms of a written undertaking made in March 2001. WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with a member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Wells REIT does not expect any material impact on our financial position or results of operations as a result of this settlement and Wells REIT is not aware of any additional exposure related to the NASD enforcement action.

7.	Stockholders’ Equity

General

Under Wells REIT’s Articles of Incorporation, the total number of shares of stock authorized for issuance is 1 billion, consisting of 750 million common shares, 100 million preferred shares, and 150 million shares-in-trust, each as defined by Wells REIT’s Articles of Incorporation, as amended on June 26, 2002.

The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders, subject to the express terms of any series preferred shares, are entitled to vote pursuant to the Articles of Incorporation.

Wells REIT is authorized to issue one or more series of preferred shares. Prior to the issuance of such shares, the board of directors shall fix the number of shares outstanding to be included in each series, and the designation, preferences, terms, rights, restrictions, limitations and qualifications and terms and conditions of redemption of the shares of each class or series. As of December 31, 2003, Wells REIT has not issued any preferred shares.

In order to ensure that certain ownership restrictions are not violated and Wells REIT’s REIT status is not violated, the Articles of Incorporation of Wells REIT authorize Wells REIT to issue certain shares-in-trust and exchange these for such shares causing violation. Such shares shall be deemed transferred to and held in a trust established on behalf of the violator and administered by the trustee, as defined in the Articles of Incorporation. Such shares-in-trust shall be issued and outstanding stock of Wells REIT and are entitled to the same rights and privileges as all other shares of the same class or series, except that the trust will receive all distributions on such shares, the trustee will be entitled to the vote associated with the shares-in-trust, and shares-in-trust are not transferable. Upon liquidation, such shares-in-trust shall be treated consistently with all other shares of the same class or series. As of December 31, 2003, Wells REIT has not issued any shares-in-trust.

2000 Employee Stock Option Plan

On June 28, 2000, the stockholders approved the 2000 Employee Stock Option Plan of Wells Real Estate Investment Trust, Inc. (the “Employee Option Plan”), which provides for grants of “non-qualified” stock options to be made to selected employees of the Advisor and Wells Management, subject to the discretion of the compensation committee and the limitations of the Employee Option Plan. A total of 750,000 shares have been authorized and reserved for issuance under the Employee Option Plan. At December 31, 2003, no stock options have been granted or exercised under the Employee Stock Option Plan; therefore, 750,000 shares are available for issue.

The exercise price for the employee options shall be the greater of (1) $11.00 per share, or (2) the Fair Market Value, as defined in the Employee Option Plan, of the shares on the date the option is granted. The compensation committee has the authority to set the term and vesting period of the stock option except that no option shall have a term greater than five years from the later of (1) the date Wells REIT’s shares are listed on a national securities exchange, or (2) the date the stock option is granted. In the event that the compensation committee determines that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of a certain corporate transaction or event, the compensation committee may adjust the number and kind of shares or the exercise price with respect to any option. Upon exercise, the employee agrees to remain in the employment of the Advisor or Wells Management for a period of one year after the date of grant. No stock option may be exercised if such exercise would jeopardize Wells REIT’s status as a REIT under the Internal Revenue Code. No option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution.

Independent Director Stock Option Plan

On June 16, 1999, the stockholders approved the Wells Real Estate Investment Trust, Inc. Independent Director Stock Option Plan (“the Independent Director Plan”), which provides for grants of stock to be made to independent non-employee directors of Wells REIT. A total of 100,000 shares have been authorized and reserved for issuance under the Independent Director Plan. At December 31, 2003, 51,500 options have been granted, with 48,500 remaining available to be granted.

Options to purchase 2,500 shares of common stock at the greater of (1) $12 per share or (2) the Fair Market Value, as defined in the Independent Director Plan, are granted upon initially becoming an independent director of Wells REIT, or at the date of the approval of the Independent Stock Option Plan for existing independent directors. Of these shares, 20% are exercisable immediately on the date of grant. An additional 20% of these shares become exercisable on each anniversary following the date of grant for a period of four years. Additionally, effective on the date of each annual meeting of stockholders of Wells REIT, beginning in 2000, each independent director will be granted an option to purchase 1,000 additional shares of common stock. These options are 100% exercisable at the completion of two years of service after the date of grant. All options granted under the Independent Director Plan expire no later than the date immediately following the tenth anniversary of the date of grant and may expire sooner in the event of the disability or death of the independent director or if the independent director ceases to serve as a director. In the event that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of a certain corporate transaction or event, a corresponding adjustment to the consideration payable with respect to all stock options shall be made. No option may be sold, pledged, assigned or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

A summary of Wells REIT’s stock option activity under its Independent Director Plan during for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Number	Exercise Price	Exercisable
Outstanding at December 31, 2000	24,500	$12
Granted in 2001	7,000	12

Outstanding at December 31, 2001	31,500	12	10,500
Granted in 2002	9,500	12

Outstanding at December 31, 2002	41,000	12	21,500
Forfeited in 2003	(6,500)	12
Granted in 2003	10,500	12

Outstanding at December 31, 2003	45,000	12	28,500

For SFAS 123 purposes, the fair value of each stock option for 2003, 2002, and 2001 has been estimated as of the date of the grant using the Black-Scholes minimum value method. The weighted average risk-free interest rates assumed for 2003, 2002 and 2001 were 3.98%, 4.57% and 5.05%, respectively. Projected future dividend yields of 7.0%, 7.0% and 7.8% were estimated for the options granted in 2003, 2002, and 2001, respectively. The expected life of an option was assumed to be six years for the years ended December 31, 2003, 2002, and 2001, respectively. Based on these assumptions, the fair value of the options granted during the years ended December 31, 2003, 2002, and 2001 is $0. All options granted have an exercise price of $12 per share. The weighted average contractual remaining life for options that are exercisable at December 31, 2003 was approximately 6 years.

Independent Director Warrant Plan

The Independent Director Warrant Plan (the “Independent Director Warrant Plan”), was approved by the stockholders on June 28, 2000, providing for the issuance of one warrant to purchase common stock for every 25 shares of common stock purchased by the independent director. A total of 500,000 warrants have been authorized and reserved for issuance under the Independent Director Warrant Plan. The exercise price of the warrants shall be $12 per share. The warrants are exercisable until the dissolution, liquidation, or merger or consolidation of Wells REIT where Wells REIT is not the surviving corporation. No warrant may be sold, pledged, assigned or transferred by an independent director in any manner other than by the laws of descent or distribution. At December 31, 2003, approximately 6,000 warrants have been earned under the Independent Director Warrant Plan, but no warrants have been issued under the Independent Director Warrant Plan.

Dividend Reinvestment Plan

Wells REIT’s board of directors authorized a dividend reinvestment plan (the “DRP”), through which common stockholders may elect to reinvest an amount equal to the dividends declared on their common shares into additional shares of Wells REIT’s common stock in lieu of receiving cash dividends. The shares may be purchased at a fixed price per share and participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of Wells REIT’s stock. With respect to such shares, Wells REIT currently pays selling commissions of 7%, a dealer manager fee of 2.5%, organization and offering costs of up to 3% of the reinvestment, acquisition and advisory fees and expenses of 3.5% of the purchase price, which is consistent with the costs paid in connection with the most recent offering of shares of Wells REIT’s common stock. The board of directors, by majority vote, may amend or terminate the DRP for any reason upon 10 days notice to the participants of the DRP.

Share Redemption Program

As Wells REIT’s stock is currently not listed on a national exchange, there is no market for Wells REIT’s stock. As a result, there is risk that a stockholder may not be able to sell Wells REIT’s stock at a time or price acceptable to the shareholder. During 2000, Wells REIT’s board of directors authorized a common stock redemption plan, as amended, for investors who held the shares for more than one year, subject to the limitation that (i) during any calendar year, Wells REIT may not redeem in excess of 3% of the weighted average common shares outstanding during the prior calendar year, and (ii) funding for the redemption of shares is required to come exclusively from the sale of shares pursuant to the Wells REIT dividend reinvestment plan such that in no event shall the aggregate amount of redemptions under the Wells REIT share redemption program exceed aggregate proceeds received from the sale of shares pursuant to the Wells REIT dividend reinvestment plan of Wells REIT. The one year period, may be waived by the board of directors in certain circumstances including death or bankruptcy of the stockholder. Wells REIT purchases shares redeemed under the share redemption program at the amount contributed by the stockholder, including any commissions paid at issuance. During 2003, 2002 and 2001, Wells REIT repurchased 4.4 million, 1.5 million and 0.4 million of its own common shares at an aggregate cost of $43.7 million, $15.3 million and $4.1 million, respectively. These transactions were funded with cash on hand and did not exceed any of the foregoing limitations. At the time of such redemption, WIS has refunded to Wells REIT the 2.5% dealer manager fee and the Advisor has refunded the 3.5% acquisition and advisory fees earned upon the issuance of such shares, although both WIS and the Advisor may elect to discontinue such policy in future periods. The board of directors, by majority vote, may amend or terminate Wells REIT’s share redemption program at any time upon 30 days notice.

Assuming that amounts continue to be reinvested under the DRP to fund the redemptions, redemptions of approximately $97.2 million are allowed under the terms of the current share redemption program during the year ending December 31, 2004, of which the board has elected to set aside up to 20% of this amount for redemptions upon the death of a stockholder. Beginning with redemption requests received in January 2004, shares will be redeemed on the last business day of each month, if the requests have met certain requirements with regard to the timing of the receipt of the request.

Dealer Warrant Plan

Under the terms of each offering of Wells REIT’s stock, warrants to purchase shares of Wells REIT’s stock were delivered to WIS. Currently such warrants are issued in book form only and warrant certificates are not issued. For each warrant, the warrant-holder shall have the right to purchase one share from Wells REIT at a price of $12 during the time period beginning one year from the effective date of the respective offering and ending on the date five years after the effective date. Warrants outstanding as of December 31, 2003 for the second, third and fourth offerings to date are approximately 0.6 million, 4.6 million and 5.8 million, respectively which have expiration dates of December 20, 2004, December 20, 2005 and July 26, 2007, respectively. On January 30, 2003, all warrants related to the first offering expired. As of December 31, 2003, no warrants have been exercised under the plan.

8.	Supplemental Disclosures of Non-Cash Activities

Outlined below are significant non-cash investing and financing transactions for the years ended December 31, 2003, 2002, and 2001 in thousands:

	2003	2002	2001
Deferred project costs applied to investments	$88,771	$47,873	$15,716

Deferred project costs due to affiliate	$19,185	$7,708	$1,114

Other offering expenses due to affiliate	$13,334	$8,263	$943

Assumption of obligation under capital lease and related bonds	—	$32,500	$22,000

Assumption of debt at property acquisition	$390,364	$90,000	$—

Assumption of other liabilities at property acquisition	$38,688	—	—

Acquisition of intangible lease liability	$33,477	$32,697	$—

Dividends payable	$13,562	$6,046	$1,059

Accrued distributions receivable from joint ventures	$2,531	$1,774	$1,693

Write off fully amortized deferred financing costs	$2,597	$623	$—

9.	Income Tax Basis Net Income

Wells REIT’s income tax basis net income for the years ended December 31, 2003, 2002 and 2001 is calculated as follows (in thousands):

	2003	2002	2001
GAAP basis financial statement net income	$120,685	$59,854	$21,724
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	50,861	17,160	7,347
Rental income accrued for income tax purposes in excess of (less than) amounts for financial reporting purposes	(3,946)	3,578	(2,735)
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(14,089)	(71)	26

Income tax basis net income, prior to dividends paid deduction	$153,511	$80,521	$26,362

At December 31, 2003, the tax basis carrying value of Wells REIT’s total assets was approximately $4.9 billion.

10.	Related-Party Transactions

Advisory Agreement

Wells REIT has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to specified fees in consideration for certain services with regard to the offering of shares to the public and investment of funds in real estate projects. The current Advisory Agreement is set to expire April 30, 2004.

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

The Advisor is obligated to reduce the acquisition and advisory fees by the amounts attributable to shares redeemed under the share redemption program, under an agreement, which may be cancelled by either party with thirty days notice.

Acquisition and advisory fees and acquisition expenses incurred for the years ended December 31, 2003, 2002 and 2001 totaled $87.3 million, $46.4 million and $18.1 million, respectively. Organizational and offering costs incurred for the years ended December 31, 2003, 2002 and 2001 totaled $21.5 million, $20.5 million and $10.1 million, respectively. No other fees have been earned by the Advisor under the terms of the Advisory Agreement during the years ended December 31, 2003, 2002 and 2001.

Administrative Services Reimbursement

Wells REIT has no direct employees. The employees of Wells Management and the Advisor provide services for Wells REIT related to asset management, accounting, investor relations and all other administrative services. The related expenses are allocated to Wells REIT and the other various products that Wells Management and the Advisor provide similar services based on time spent on each entity by personnel. Wells REIT was allocated salaries, wages, and other payroll related costs by Wells Management and the Advisor totaling approximately $3.9 million, $2.0 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are included in general and administrative expenses in the consolidated statements of income.

Asset and Property Management Agreement

Wells REIT has entered into an asset and property management agreement with Wells Management, an affiliate of the Advisor. In consideration for asset management services and for supervising the management and leasing of Wells REIT’s properties, Wells REIT will pay asset and property management fees to Wells Management equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of the net asset value of the properties (excluding vacant properties) owned by Wells REIT. These asset and property management fees are calculated on an annual basis. These expenses totaled $13.3 million, $4.9 million and $2.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, a separate competitive fee for the one-time initial lease-up of newly constructed properties is generally incurred in conjunction with the receipt of the first month’s rent. These costs totaled approximately $0.8 million during the year ended December 31, 2003 and no such fees were incurred during the year ended December 31, 2002 or 2001.

Dealer Manager Agreement

Wells REIT has entered into a dealer manager agreement with WIS, whereby WIS performs the dealer manager function for Wells REIT. For these services, WIS earns fees of approximately 7% of the gross proceeds from the sale of the shares of Wells REIT, of which substantially all are reallowed to participating broker-dealers. During the years ended December 31, 2003, 2002, and 2001, Wells REIT incurred commissions of $177.6 million, $94.2 million and $42.5 million, respectively, of which more than 99% were reallowed to participating broker-dealers.

Additionally, WIS earns a dealer manager fee of 2.5% of the gross offering proceeds at the time the shares are sold, of which up to 1.5% may be reallowed to participating broker-dealers. WIS has agreed to reduce the dealer manager fee by 2.5% of the gross redemptions under Wells REIT’s share redemption plan for shares redeemed, under an agreement, which may be cancelled by either party with thirty days notice. The amount of such reduction was $1.1 million, $0.4 million and $0.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. Dealer manager fees, net of the above reduction, of $62.3 million, $33.1 million and $6.8 million were incurred during the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, $29.6 million, $14.6 million and $6.0 million were reallowed to participating broker-dealers for the years ended December 31, 2003, 2002 and 2001, respectively.

Due From Affiliates

Substantially all of the amounts due from affiliates included in the consolidated balance sheets at December 31, 2003 and 2002 represents Wells REIT’s share of the cash to be distributed from its unconsolidated joint venture investments for the fourth quarter of 2003 and 2002, as follows (in thousands):

	2003	2002
Fund VIII, IX and REIT Joint Venture	$44	$48
Fund IX, X, XI and REIT Joint Venture	35	21
Wells/Orange County Associates	—	85
Wells/Fremont Associates	170	168
Fund XI, XII and REIT Joint Venture	452	361
Fund XII and REIT Joint Venture	684	688
Fund XIII and REIT Joint Venture	1,146	403
Affiliates of the Advisor	541	187

	$3,072	$1,961

Conflicts of Interest

The Advisor is also a general partner in and advisor to various Wells Real Estate Funds. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner or advisor for the Wells Real Estate Funds, may be in competition with Wells REIT in connection with property acquisitions or for tenants in similar geographic markets. The compensation arrangements with Wells REIT’s Advisor and its affiliates could influence the Advisor’s and its affiliates’ advice to Wells REIT.

Additionally, certain members of the board of Wells REIT also serve on the board of another REIT sponsored by the Advisor and will encounter certain conflicts of interest regarding investment and operating decisions.

11.	Operating Leases

Virtually all of Wells REIT’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement, options for early termination after paying a specified penalty, and other terms and conditions as negotiated. Wells REIT retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore exposure to credit risk is limited to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the consolidated balance sheets.

The future minimum rental income from Wells REIT’s investment in real estate assets under non-cancelable operating leases, excluding properties under development, at December 31, 2003 is as follows (in thousands):

Amount
Year ending December 31:
2004	$425,592
2005	427,649
2006	415,120
2007	404,511
2008	384,689
Thereafter	1,395,268

Total	$3,452,829

12.	Quarterly Results (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002, in thousands, except per share data:

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$65,359	$87,718	$107,588	$124,291
Net income	$24,364	$27,985	$33,820	$34,516
Basic and diluted earnings per share (a)	$0.10	$0.10	$0.10	$0.08
Dividends per share (a)	$0.18	$0.18	$0.18	$0.18

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$23,608	$29,402	$34,913	$51,705
Net income	$10,780	$13,756	$15,285	$20,033
Basic and diluted earnings per share (a)	$0.11	$0.11	$0.09	$0.10
Dividends per share (a)	$0.19	$0.19	$0.19	$0.18

(a)	The totals of the four quarterly amounts for the years ended December 31, 2003, and 2002, do not equal the totals for the years then ended. This difference results from rounding differences between quarters.

13.	Economic Dependency

Wells REIT has engaged Wells Management and the Advisor to provide asset management services and supervise the management and leasing of properties owned by Wells REIT as well as other administrative responsibilities for Wells REIT including accounting services and investor relations. As a result of the above relationships, Wells REIT is dependent upon Wells Management, the Advisor and other affiliates of the Advisor to provide certain services which are essential to Wells REIT including certain asset management and property management services, asset acquisition and disposition decisions and other general administrative responsibilities under agreements some of which have terms of one year or less. In the event that these companies were unable to provide Wells REIT with the respective services, Wells REIT would be required to find alternative providers of these services.

Wells REIT is dependent upon the ability of its current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on the results of operations of Wells REIT. As of December 31, 2003, no tenant represents more than 10% of the future rental income under non-cancelable leases or 10% of the current year rent revenues. Wells REIT is not aware of any reason that its current tenants would not be able to pay their contractual rental amounts as they become due that would result in a material impact on the results of operations of Wells REIT.

14.	Subsequent Events

Sale of Shares of Common Stock

From January 1, 2004 through February 18, 2004, Wells REIT raised approximately $10.0 million through the issuance of approximately 1.0 million shares of common stock, all relating to requests for transfer of assets received prior to November 21, 2003. Unless a subsequent offering is initiated no additional shares will be issued by Wells REIT, except under the dividend reinvestment plan.

Redemptions of Common Stock

From January 1, 2004 through February 18, 2004, Wells REIT has redeemed approximately 3.5 million shares of common stock at an aggregate cost of approximately $35.1 million pursuant to the Wells REIT share redemption program, of the $97.2 million allowed under the program during the year ending December 31, 2004.

Property Acquisitions

From the period from January 1, 2004 to February 18, 2004, Wells REIT purchased two properties (1414 Massachusetts Avenue Cambridge Building and the Russell Tacoma Building) totaling approximately 303,000 rentable square feet, in separate transactions for a combined purchase price of approximately $94.1 million, plus closing costs. Both properties were under contract as of December 31, 2003.

Repayment of Borrowings

On January 31, 2004 and February 2, 2004, Wells REIT repaid the $112.3 million note payable and $90.0 million note payable, respectively, by increasing the borrowings under the existing line of credit.

Wells Real Estate Investment Trust, Inc.

Schedule III – Real Estate Assets and Accumulated Depreciation

				Initial Cost
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition
EISENHOWER BLVD	Tampa, FL	100	(a)	1,460	19,839	21,299	2,337
AT&T PENNSYLVANIA	Harrisburg, PA	100	None	662	11,836	12,498	717
MATSUSHITA	Lake Forest, CA	100	None	4,577	0	4,577	13,965
ALSTOM POWER RICHMOND	Midlothian, VA	100	(a)	948	0	948	9,963
VIDEOJET TECHNOLOGY	Wood Dale, IL	100	None	5,000	28,162	33,162	1,381
CINEMARK	Plano, TX	100	(a)	1,456	20,377	21,833	908
METRIS TULSA	Tulsa, OK	100	None	1,150	11,570	12,720	541
DIAL	Scottsdale, AZ	100	(a)	3,500	10,785	14,285	602
ASML	Tempe, AZ	100	(a)(j)	0	17,393	17,393	731
MOTOROLA TEMPE	Tempe, AZ	100	(j)	0	16,036	16,036	679
AVNET	Tempe, AZ	100	(a)(j)	0	13,272	13,272	551
DELPHI	Troy, MI	100	None	2,160	16,776	18,936	1,811
MOTOROLA PLAINFIELD	South Plainfield, NJ	100	None	9,653	20,495	30,148	5,857
STONE & WEBSTER	Houston, TX	100	None	7,100	37,915	45,015	1,962
METRIS MINNESOTA	Minnetonka, MN	100	None	7,700	45,154	52,854	2,209
STATE STREET	Quincy, MA	100	None	11,042	40,666	51,708	2,480
IKON	Houston, TX	100	(b)	2,847	18,793	21,640	0
NISSAN	Irving, TX	100	None	5,546	0	5,546	32,973
INGRAM MICRO	Millington, TN	100	22,000 (c)	333	21,590	21,923	0
LUCENT	Cary, NC	100	None	7,276	11,485	18,760	0
CONVERGYS	Tamarac, FL	100	None	3,642	10,404	14,047	0
WINDY POINT I	Schaumburg, IL	100	None	4,537	31,847	36,384	0
WINDY POINT II	Schaumburg, IL	100	None	3,746	55,026	58,772	0
VERTEX SARASOTA	Sarasota, FL	100	None	1,767	20,533	22,301	454
TRANSOCEAN HOUSTON	Houston, TX	100	None	879	22,049	22,928	0
NOVARTIS ATLANTA	Duluth, GA	100	(a)	2,080	13,572	15,653	0
DANA DETROIT	Farmington Hills, MI	100	None	2,298	22,583	24,881	3
DANA KALAMAZOO	Kalamazoo, MI	100	None	1,002	18,250	19,253	3
TRAVELERS EXPRESS DENVER	Lakewood, CO	100	None	1,548	9,446	10,993	0
AGILENT ATLANTA	Alpharetta, GA	100	(a)	1,561	14,207	15,768	0
BELLSOUTH FT. LAUDERDALE	Ft. Lauderdale, FL	100	(j)	0	7,172	7,172	0
EXPERIAN/TRW	Allen, TX	100	(b)	4,163	32,985	37,147	0
AGILENT BOSTON	Boxborough, MA	100	None	3,642	29,497	33,140	3,378
TRW DENVER	Aurora, CO	100	None	1,397	20,568	21,964	0
MFS PHOENIX	Phoenix, AZ	100	None	2,602	24,333	26,935	0
ISS ATLANTA	Atlanta, GA	100	32,500 (d)	2,810	39,614	42,424	0
PACIFICARE SAN ANTONIO	San Antonio, TX	100	None	2,550	12,738	15,288	0
KERR MCGEE	Houston, TX	100	None	1,738	0	1,738	12,231
BMG DIRECT GREENVILLE	Duncan, SC	100	None	1,002	15,709	16,711	9
BMG MUSIC GREENVILLE	Duncan, SC	100	None	663	10,914	11,577	0

		Gross Amount at Which Carried at December 31, 2003
Description	Location	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (i)
EISENHOWER BLVD	Tampa, FL	2,544	21,092	23,636	4,131	1998	12/31/1998	0 to 25 years
AT&T PENNSYLVANIA	Harrisburg, PA	690	12,525	13,215	2,405	1998	2/4/1999	0 to 25 years
MATSUSHITA	Lake Forest, CA	4,768	13,774	18,542	4,110	1999	3/15/1999	0 to 25 years
ALSTOM POWER RICHMOND	Midlothian, VA	988	9,923	10,911	2,162	1999	7/22/1999	0 to 25 years
VIDEOJET TECHNOLOGY	Wood Dale, IL	5,208	29,335	34,543	5,085	1991	9/10/1999	0 to 25 years
CINEMARK	Plano, TX	1,517	21,224	22,741	3,467	1999	12/21/1999	0 to 25 years
METRIS TULSA	Tulsa, OK	1,198	12,063	13,261	1,887	2000	2/11/2000	0 to 25 years
DIAL	Scottsdale, AZ	3,646	11,241	14,887	1,721	1997	3/29/2000	0 to 25 years
ASML	Tempe, AZ	0	18,124	18,124	2,765	1995	3/29/2000	0 to 25 years
MOTOROLA TEMPE	Tempe, AZ	0	16,715	16,715	2,555	1998	3/29/2000	0 to 25 years
AVNET	Tempe, AZ	0	13,823	13,823	1,974	2000	6/12/2000	0 to 25 years
DELPHI	Troy, MI	2,250	18,497	20,747	2,949	2000	6/29/2000	0 to 25 years
MOTOROLA PLAINFIELD	South Plainfield, NJ	10,055	25,950	36,005	4,504	2000	11/1/2000	0 to 25 years
STONE & WEBSTER	Houston, TX	7,396	39,581	46,977	4,841	1994	12/21/2000	0 to 25 years
METRIS MINNESOTA	Minnetonka, MN	8,021	47,042	55,063	5,764	2000	12/21/2000	0 to 25 years
STATE STREET	Quincy, MA	11,042	43,146	54,188	4,293	1990	7/30/2001	0 to 25 years
IKON	Houston, TX	2,847	18,793	21,640	1,754	2000	9/7/2001	0 to 25 years
NISSAN	Irving, TX	5,795	32,724	38,519	1,091	2002	9/19/2001	0 to 25 years
INGRAM MICRO	Millington, TN	333	21,590	21,923	2,020	1997	9/26/2001	0 to 25 years
LUCENT	Cary, NC	7,276	11,485	18,760	1,072	2000	9/28/2001	0 to 25 years
CONVERGYS	Tamarac, FL	3,642	10,404	14,047	867	2001	12/21/2001	0 to 25 years
WINDY POINT I	Schaumburg, IL	4,537	31,847	36,384	2,650	1999	12/31/2001	0 to 25 years
WINDY POINT II	Schaumburg, IL	3,746	55,026	58,772	4,583	2001	12/31/2001	0 to 25 years
VERTEX SARASOTA	Sarasota, FL	2,203	20,551	22,755	1,643	1999	1/11/2002	0 to 25 years
TRANSOCEAN HOUSTON	Houston, TX	879	22,049	22,928	1,618	1999	3/15/2002	0 to 25 years
NOVARTIS ATLANTA	Duluth, GA	2,080	13,572	15,653	995	2001	3/28/2002	0 to 25 years
DANA DETROIT	Farmington Hills, MI	2,298	22,586	24,884	1,656	1999	3/29/2002	0 to 25 years
DANA KALAMAZOO	Kalamazoo, MI	1,002	18,253	19,256	1,387	1999	3/29/002	0 to 25 years
TRAVELERS EXPRESS DENVER	Lakewood, CO	1,548	9,446	10,993	661	2002	4/10/2002	0 to 25 years
AGILENT ATLANTA	Alpharetta, GA	1,561	14,207	15,768	995	2001	4/18/2002	0 to 25 years
BELLSOUTH FT. LAUDERDALE	Ft. Lauderdale, FL	0	7,172	7,172	502	2001	4/18/2002	0 to 25 years
EXPERIAN/TRW	Allen, TX	4,163	32,985	37,147	2,199	1982	5/1/2002	0 to 25 years
AGILENT BOSTON	Boxborough, MA	3,642	32,875	36,518	2,324	2002	5/3/2002	0 to 25 years
TRW DENVER	Aurora, CO	1,397	20,568	21,964	2,627	1997	5/29/2002	0 to 25 years
MFS PHOENIX	Phoenix, AZ	2,602	24,333	26,935	1,541	2001	6/4/2002	0 to 25 years
ISS ATLANTA	Atlanta, GA	2,810	39,614	42,424	2,377	2001	7/1/2002	0 to 25 years
PACIFICARE SAN ANTONIO	San Antonio, TX	2,550	12,738	15,288	764	2000	7/12/2002	0 to 25 years
KERR MCGEE	Houston, TX	2,205	11,764	13,969	274	2003	7/29/2002	0 to 25 years
BMG DIRECT GREENVILLE	Duncan, SC	1,002	15,718	16,720	943	1987	7/31/2002	0 to 25 years
BMG MUSIC GREENVILLE	Duncan, SC	663	10,914	11,577	645	1987	7/31/2002	0 to 25 years

				Initial Cost
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition
KRAFT ATLANTA	Suwanee, GA	100	(b)	2,810	9,341	12,151	0
NOKIA DALLAS I	Irving, TX	100	None	3,157	38,447	41,604	4
NOKIA DALLAS II	Irving, TX	100	None	3,157	38,447	41,604	4
NOKIA DALLAS III	Irving, TX	100	None	3,157	38,447	41,604	4
HARCOURT AUSTIN	Austin, TX	100	None	6,098	34,492	40,591	0
AMERICREDIT PHOENIX	Chandler, AZ	100	None	2,632	0	2,632	22,378
IRS LONG ISLAND	Holtsville, NY	100	None	4,375	48,213	52,587	526
KEYBANK PARSIPPANY	Parsippany, NJ	100	None	9,054	96,722	105,776	20
FEDEX COLORADO SPRINGS	Colorado Springs, CO	100	None	2,185	24,964	27,149	5
EDS DES MOINES	Des Moines, IA	100	None	885	26,774	27,659	0
INTUIT DALLAS	Plano, TX	100	None	3,153	24,602	27,755	4
ALLSTATE INDIANAPOLIS	Indianapolis, IN	100	None	1,327	10,071	11,398	0
DAIMLER CHRYSLER DALLAS	Westlake, TX	100	None	2,689	23,494	26,183	0
NASA	Washington, DC	100	None	52,711	202,702	255,412	2,203
OCC	Washington, DC	100	None	29,765	104,815	134,580	1,277
CATERPILLAR NASHVILLE	Nashville, TN	100	None	4,908	59,010	63,918	2,408
CAPITAL ONE RICHMOND I	Glen Allen, VA	100	None	460	8,342	8,802	188
CAPITAL ONE RICHMOND II	Glen Allen, VA	100	None	1,305	8,620	9,925	540
CAPITAL ONE RICHMOND III	Glen Allen, VA	100	None	1,090	8,838	9,928	446
NESTLE LOS ANGELES	Glendale, CA	100	90,000	23,605	136,284	159,889	34
EASTPOINT INDIANAPOLIS	Mayfield Heights, OH	100	None	2,720	20,263	22,983	1,801
150 WEST JEFFERSON	Detroit, MI	100	None	9,759	88,364	98,123	1,238
CITICORP ENGLEWOOD CLIFFS, NJ	Englewood Cliffs, NJ	100	None	10,424	61,319	71,744	2,045
US BANCORP MINNEAPOLIS	Minneapolis, MN	100	None	11,138	175,628	186,766	326
AON CENTER CHICAGO	Chicago, IL	100	112,347	23,267	472,489	495,756	15,620
GMAC DETROIT	Auburn Hills, MI	100	None	1,978	16,570	18,548	0
IBM RESTON I	Reston, VA	100	None	2,711	17,890	20,601	6
TELLABS RESTON	Reston, VA	100	None	1,218	8,038	9,256	4
ISS ATLANTA III	Atlanta, GA	100	10,000 (e)	989	7,830	8,819	0
LOCKHEED MARTIN ROCKVILLE I	Rockville, MD	100	None	3,019	21,984	25,002	21
LOCKHEED MARTIN ROCKVILLE II	Rockville, MD	100	None	3,019	21,984	25,002	0
CINGULAR ATLANTA	Atlanta, GA	100	None	6,662	69,031	75,693	105
AVENTIS NORTHERN NEW JERSEY	Bridgewater, NJ	100	None	8,182	84,160	92,342	1,760
APPLERA PASADENA	Pasadena, CA	100	None	6,495	30,265	36,760	49
CONTINENTAL CASUALTY ORANGE COUNTY	Brea, CA	100	None	7,110	15,600	22,710	0
POLO RALPH LAUREN NEWARK	Lyndhurst, NJ	100	None	6,974	38,714	45,689	0
1901 MAIN STREET IRVINE	Irvine, CA	100	None	6,246	36,455	42,700	0
IBM RHIEN PORTLAND	Beaverton, OR	100	None	1,015	6,425	7,440	0
IBM DESCHUTES PORTLAND	Beaverton, OR	100	None	1,072	6,361	7,433	0
IBM WILLIAMETTE PORTLAND	Beaverton, OR	100	None	1,085	6,211	7,296	0

		Gross Amount at Which Carried at December 31, 2003
Description	Location	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (i)
KRAFT ATLANTA	Suwanee, GA	2,810	9,341	12,151	529	2001	7/31/2002	0 to 25 years
NOKIA DALLAS I	Irving, TX	3,157	38,451	41,608	2,179	1999	8/15/2002	0 to 25 years
NOKIA DALLAS II	Irving, TX	3,157	38,451	41,608	2,179	1999	8/15/2002	0 to 25 years
NOKIA DALLAS III	Irving, TX	3,157	38,451	41,608	2,179	1999	8/15/2002	0 to 25 years
HARCOURT AUSTIN	Austin, TX	6,098	34,492	40,591	1,955	2001	8/15/2002	0 to 25 years
AMERICREDIT PHOENIX	Chandler, AZ	2,779	22,231	25,010	667	2003	9/12/2002	0 to 25 years
IRS LONG ISLAND	Holtsville, NY	4,376	48,737	53,113	4,105	2000	9/16/2002	0 to 25 years
KEYBANK PARSIPPANY	Parsippany, NJ	9,054	96,743	105,796	5,160	1985	9/27/2002	0 to 25 years
FEDEX COLORADO SPRINGS	Colorado Springs, CO	2,185	24,969	27,154	1,332	2001	9/27/2002	0 to 25 years
EDS DES MOINES	Des Moines, IA	885	26,774	27,659	1,428	2002	9/27/2002	0 to 25 years
INTUIT DALLAS	Plano, TX	3,153	24,606	27,759	1,312	2001	9/27/2002	0 to 25 years
ALLSTATE INDIANAPOLIS	Indianapolis, IN	1,327	10,071	11,398	537	2001	9/27/2002	0 to 25 years
DAIMLER CHRYSLER DALLAS	Westlake, TX	2,689	23,494	26,183	1,253	2001	9/30/2002	0 to 25 years
NASA	Washington, DC	52,711	204,904	257,615	9,386	1991	11/22/2002	0 to 25 years
OCC	Washington, DC	30,562	105,295	135,857	4,881	1991	11/22/2002	0 to 25 years
CATERPILLAR NASHVILLE	Nashville, TN	5,101	61,226	66,326	2,826	2000	11/26/2002	0 to 25 years
CAPITAL ONE RICHMOND I	Glen Allen, VA	479	8,511	8,990	413	1999	11/26/2002	0 to 25 years
CAPITAL ONE RICHMOND II	Glen Allen, VA	1,358	9,107	10,465	524	1999	11/26/2002	0 to 25 years
CAPITAL ONE RICHMOND III	Glen Allen, VA	1,135	9,240	10,374	453	1999	11/26/2002	0 to 25 years
NESTLE LOS ANGELES	Glendale, CA	23,608	136,316	159,923	5,908	1990	12/20/2002	0 to 25 years
EASTPOINT INDIANAPOLIS	Mayfield Heights, OH	2,720	22,065	24,784	943	2000	1/9/2003	0 to 25 years
150 WEST JEFFERSON	Detroit, MI	9,759	89,602	99,360	3,070	1989	3/31/2003	0 to 25 years
CITICORP ENGLEWOOD CLIFFS, NJ	Englewood Cliffs, NJ	10,803	62,986	73,789	1,890	1953	4/30/2003	0 to 25 years
US BANCORP MINNEAPOLIS	Minneapolis, MN	11,138	175,954	187,092	4,696	2000	5/1/2003	0 to 25 years
AON CENTER CHICAGO	Chicago, IL	23,966	487,411	511,376	13,275	1972	5/9/2003	0 to 25 years
GMAC DETROIT	Auburn Hills, MI	1,978	16,570	18,548	442	2001	5/9/2003	0 to 25 years
IBM RESTON I	Reston, VA	2,711	17,896	20,608	551	1985	6/27/2003	0 to 25 years
TELLABS RESTON	Reston, VA	1,218	8,041	9,260	323	1984	6/27/2003	0 to 25 years
ISS ATLANTA III	Atlanta, GA	989	7,830	8,819	173	2003	7/1/2003	0 to 25 years
LOCKHEED MARTIN ROCKVILLE I	Rockville, MD	3,019	22,005	25,024	706	1985	7/30/2003	0 to 25 years
LOCKHEED MARTIN ROCKVILLE II	Rockville, MD	3,019	21,984	25,002	706	1985	7/30/2003	0 to 25 years
CINGULAR ATLANTA	Atlanta, GA	6,662	69,136	75,798	2,313	2000	8/1/2003	0 to 25 years
AVENTIS NORTHERN NEW JERSEY	Bridgewater, NJ	8,328	85,775	94,103	2,225	2002	8/14/2003	0 to 25 years
APPLERA PASADENA	Pasadena, CA	6,495	30,314	36,810	890	2001	8/22/2003	0 to 25 years
CONTINENTAL CASUALTY ORANGE COUNTY	Brea, CA	7,110	15,600	22,710	351	2003	8/29/2003	0 to 25 years
POLO RALPH LAUREN NEWARK	Lyndhurst, NJ	6,974	38,714	45,689	1,170	1986	9/5/2003	0 to 25 years
1901 MAIN STREET IRVINE	Irvine, CA	6,246	36,455	42,700	755	2001	9/17/2003	0 to 25 years
IBM RHIEN PORTLAND	Beaverton, OR	1,015	6,425	7,440	82	1988	10/9/2003	0 to 25 years
IBM DESCHUTES PORTLAND	Beaverton, OR	1,072	6,361	7,433	92	1989	10/9/2003	0 to 25 years
IBM WILLIAMETTE PORTLAND	Beaverton, OR	1,085	6,211	7,296	107	1990	10/9/2003	0 to 25 years

				Initial Cost
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition
1345 BURLINGTON DRIVE PORTLAND	Beaverton, OR	100	None	1,546	7,630	9,176	0
15757 JAY STREET PORTLAND	Beaverton, OR	100	None	499	427	925	0
IBM PORTLAND LAND PARCELS	Beaverton, OR	100	None	5,522	0	5,522	0
LEO BURNETT CHICAGO (f)	Chicago, Il	94.5	120,000	54,949	218,757	273,706	375
4250 N FAIRFAX ARLINGTON	Arlington, VA	100	None	13,636	70,918	84,554	0
400 VIRGINIA AVENUE	Washington, DC	100	None	22,146	49,739	71,886	0
US PARK SERVICE (g)	Washington, DC	49.5	67,561	31,985	63,140	95,124	939
1225 EYE STREET (h)	Washington, DC	49.5	47,607	21,959	47,601	69,560	547
BOEING SEATTLE	Issaquah, WA	100	None	4,351	25,899	30,250	0
BANK OF AMERICA ORANGE COUNTY	Brea, CA	100	None	9,785	82,945	92,730	0
1901 MARKET STREET PHILADELPHIA	Philadelphia, PA	100	160,000	13,584	132,671	146,255	0
60 BROAD STREET NEW YORK	New York, NY	100	None	32,522	168,986	201,508	0

Total - 100% REIT Properties				602,124	3,790,512	4,392,636	150,623

ALSTOM POWER KNOXVILLE	Knoxville, TN	4	None	583	744	1,327	6,745
AVAYA	Oklahoma City, OK	4	None	1,003	4,386	5,389	242
OHMEDA	Louisville, CO	4	None	2,614	7,762	10,376	528
INTERLOCKEN	Broomfield, CO	4	None	1,570	6,734	8,304	884
IOMEGA	Ogden, UT	4	None	597	4,675	5,272	876
FAIRCHILD	Fremont, CA	78	None	2,130	6,853	8,983	374
111 SOUTHCHASE BOULEVARD (F/K/A, EYBL CARTEX)	Fountain Inn, SC	57	None	330	4,792	5,122	228
SPRINT	Leawood, KS	57	None	1,696	7,851	9,547	398
JOHNSON MATTHEY	Wayne, PA	57	None	1,925	6,131	8,056	336
GARTNER	Ft. Myers, FL	57	None	896	7,452	8,348	348
SIEMENS	Troy, MI	55	None	2,144	9,984	12,128	2,760
QUEST	Irvine, CA	16	None	2,108	5,121	7,229	594
AT&T OKLAHOMA	Oklahoma City, OK	55	None	2,100	13,233	15,333	640
COMDATA	Brentwood, TN	55	None	4,300	20,702	25,002	1,043
AMERICREDIT	Orange Park, FL	72	None	1,610	10,931	12,541	522
ADIC	Parker, CO	72	None	1,954	11,216	13,170	542
JOHN WILEY INDIANAPOLIS	Fishers, IN	72	None	1,300	15,042	16,342	1,897
AIU CHICAGO	Hoffman Estate, IL	72	None	600	22,682	23,282	1,083

Total – JV Properties				29,459	166,291	195,750	20,042

Total - All Properties				631,583	3,956,803	4,588,386	170,665

		Gross Amount at Which Carried at December 31, 2003
Description	Location	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (i)
1345 BURLINGTON DRIVE PORTLAND	Beaverton, OR	1,546	7,630	9,176	76	1999	10/9/2003	0 to 25 years
15757 JAY STREET PORTLAND	Beaverton, OR	499	427	925	4	1979	10/9/2003	0 to 25 years
IBM PORTLAND LAND PARCELS	Beaverton, OR	5,522	0	5,522	0	N/A	10/9/2003	0 to 25 years
LEO BURNETT CHICAGO (f)	Chicago, Il	55,116	218,965	274,081	3,147	1989	11/6/2003	0 to 25 years
4250 N FAIRFAX ARLINGTON	Arlington, VA	13,636	70,918	84,554	482	1998	11/19/2003	0 to 25 years
400 VIRGINIA AVENUE	Washington, DC	22,146	49,739	71,886	417	1985	11/19/2003	0 to 25 years
US PARK SERVICE (g)	Washington, DC	31,985	64,078	96,063	450	2001	11/19/2003	0 to 25 years
1225 EYE STREET (h)	Washington, DC	21,959	48,148	70,107	369	1985	11/19/2003	0 to 25 years
BOEING SEATTLE	Issaquah, WA	4,351	25,899	30,250	56	2001	12/10/2003	0 to 25 years
BANK OF AMERICA ORANGE COUNTY	Brea, CA	15,302	77,428	92,730	176	1983	12/18/2003	0 to 25 years
1901 MARKET STREET PHILADELPHIA	Philadelphia, PA	20,829	125,426	146,255	418	1990	12/18/2003	0 to 25 years
60 BROAD STREET NEW YORK	New York, NY	60,708	140,800	201,508	393	1962	12/31/2003	0 to 25 years

Total - 100% REIT Properties		649,788	3,893,472	4,543,259	181,752

ALSTOM POWER KNOXVILLE	Knoxville, TN	608	7,464	8,072	2,656	1997	3/26/1997	0 to 25 years
AVAYA	Oklahoma City, OK	1,051	4,580	5,631	1,023	1998	6/24/1998	0 to 25 years
OHMEDA	Louisville, CO	2,747	8,158	10,904	1,931	1998	2/13/1998	0 to 25 years
INTERLOCKEN	Broomfield, CO	1,650	7,537	9,188	1,692	1996	3/20/1998	0 to 25 years
IOMEGA	Ogden, UT	642	5,506	6,148	1,183	1998	7/1/1998	0 to 25 years
FAIRCHILD	Fremont, CA	2,219	7,138	9,357	1,570	1998	7/21/1998	0 to 25 years
111 SOUTHCHASE BOULEVARD (F/K/A, EYBL CARTEX)	Fountain Inn, SC	344	5,006	5,350	934	1998	5/18/1999	0 to 25 years
SPRINT	Leawood, KS	1,767	8,178	9,945	1,472	1998	7/2/1999	0 to 25 years
JOHNSON MATTHEY	Wayne, PA	2,005	6,387	8,392	1,128	1973	8/17/1999	0 to 25 years
GARTNER	Ft. Myers, FL	933	7,762	8,695	1,345	1998	9/20/1999	0 to 25 years
SIEMENS	Troy, MI	2,233	12,655	14,888	2,229	2000	5/10/2000	0 to 25 years
QUEST	Irvine, CA	2,221	5,602	7,823	1,571	1997	7/1/2000	0 to 25 years
AT&T OKLAHOMA	Oklahoma City, OK	2,188	13,786	15,973	1,700	1998	12/28/2000	0 to 25 years
COMDATA	Brentwood, TN	4,479	21,566	26,045	2,300	1986	5/15/2001	0 to 25 years
AMERICREDIT	Orange Park, FL	1,677	11,386	13,063	1,139	2001	7/16/2001	0 to 25 years
ADIC	Parker, CO	2,048	11,664	13,712	971	2001	12/21/2001	0 to 25 years
JOHN WILEY INDIANAPOLIS	Fishers, IN	1,354	16,886	18,239	830	1999	12/12/2002	0 to 25 years
AIU CHICAGO	Hoffman Estate, IL	624	23,741	24,365	510	1999	9/19/2003	0 to 25 years

Total – JV Properties		30,789	185,003	215,792	26,186

Total - All Properties		680,577	4,078,474	4,759,051	207,938

(a)	These properties collateralize the $98.1 million SouthTrust Bank line of credit that accrues interest at LIBOR plus 175 basis points (2.87% at December 31,2003) $0 was outstanding as of 12/31/2003.
(b)	These properties collateralize the $50 million Bank of America line of credit that accrues interest at LIBOR plus 175 basis points (2.87% at December 31,2003) $0 was outstanding as of 12/31/2003.
(c)	As a result of the acquisition of Ingram Micro, Wells REIT I acquired investments in bonds and certain obligations under capital leases in the amount of $22.0 million.
(d)	As a result of the acquisition of ISS Atlanta, Wells REIT I acquired investments in bonds and certain obligations under capital leases in the amount of $32.5 million.
(e)	As a result of the acquisition of ISS Atlanta III, Wells REIT I acquired investments in bonds and certain obligations under capital leases in the amount of $10.0 million.
(f)	Wells REIT I acquired an approximate 94.5% interest in the Leo Burnett Chicago Building through two joint ventures. As the general partner, Wells REIT I is deemed to have control of the partnerships and, as such, consolidates the joint ventures.
(g)	Wells REIT I purchased all of the membership interest in 1201 Equity, LLC, which own a 49.5% membership interest in 1201 Eye Street, N.W. Associates, which owns the US Park Service Building. As a result of its ownership of 1201 Equity, LLC, Wells owns an approximate 49.5% in the US Park Service Building. As the controlling member, Wells REIT I is deemed to have control of the entities and, as such, consolidates the joint ventures.
(h)	Wells REIT I purchased all of the membership interest in 1225 Equity, LLC, which own a 49.5% membership interest in 1225 Eye Street, N.W. Associates, which owns the 1225 Eye Street Building. As a result of its ownership of 1225 Equity, LLC, Wells owns an approximate 49.5% in the 1225 Eye Street Building. As the controlling member, Wells REIT I is deemed to have control of the entities and, as such, consolidates the joint ventures.
(i)	Wells REIT I assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements and Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 10-25 years, Land Improvements are depreciated over 20-25 years and Buildings are depreciated over 25 years.
(j)	Property is owned subject to a long-term ground lease.

Wells Real Estate Investment Trust, Inc.

Schedule III — Real Estate Assets and Accumulated Depreciation

December 31, 2003

(in thousands)

	Cost	Accumulated Depreciation
Balance at December 31, 2000	$473,568	$16,964

2001 Additions	294,740	20,821

Balance at December 31, 2001	768,308	37,785

2002 Additions	1,497,206	45,290

Balance at December 31, 2002	2,265,514	83,075

2003 Additions	2,500,389	125,778

2003 Dispositions	(6,852)	(915)

Balance at December 31, 2003	$4,759,051	$207,938