Form 10-Q
period 2004-03-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2004-05-07
CIK 1042776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Number of shares outstanding of each of the registrant’s

classes of common stock, as of April 30, 2004:

Common Stock, par value $.01 per share: 464,061,848 shares

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

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST, INC.

Forward-Looking Statements

Certain statements contained in this report on Form 10-Q of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include statements about our future plans, strategies and prospects including, but not limited to, our ability to generate sufficient cash from operating activities to enable us to pay dividends to stockholders; our ability to refinance maturing debt on favorable terms; the level of capital requirements at our properties; our ability to qualify as a REIT in future periods; and the expected outcome of pending litigation. Such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space which may impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease up costs or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to invest dividend reinvestment plan proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing and refinancing as appropriate;

•	Our ability to pay amounts to our lenders before any distributions to our stockholders;

•	Changes in interest rates related to variable rate debt;

•	Possible requirements by lenders that we enter into restrictive covenants relating to our operations;

•	Future demand for our equity securities through our dividend reinvestment plan;

•	Potential changes to our share redemption plan or dividend reinvestment plan;

•	The amount of redemptions approved by our board of directors in future periods;

Other operational risks

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Our dependency on Wells Capital, Inc. (the “Advisor”), its key personnel and its affiliates for various administrative services;

•	Our Advisor’s ability to attract and retain high quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental and zoning laws and regulations in the event that such position is questioned by the respective authority; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours or other actions that may adversely impact the operations of our joint ventures.

PART I. FINANCIAL INFORMATION

The information furnished in our accompanying consolidated balance sheets, consolidated statements of income, stockholders’ equity and of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with the Annual Report on Form 10-K for the year ended December 31, 2003. Our results of operations for the three months ended March 31, 2004, are not necessarily indicative of the operating results expected for the full year.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2004 (unaudited)	December 31, 2003
Assets:
Real estate assets, at cost:
Land	$667,505	$649,788
Buildings and improvements, less accumulated depreciation of $196,232 and $172,105 at March 31, 2004 and December 31, 2003, respectively	3,557,028	3,483,409
Intangible lease assets, less accumulated amortization of $20,472 and $9,646 at March 31, 2004 and December 31, 2003, respectively	265,997	225,701
Construction in progress	4,782	2,609

Total real estate assets	4,495,312	4,361,507

Investments in unconsolidated joint ventures	101,686	102,832
Cash and cash equivalents	54,725	64,469
Tenant receivables	65,611	56,175
Due from affiliates	5,848	3,072
Prepaid expenses and other assets	14,625	5,687
Deferred financing costs, less accumulated amortization of $4,793 and $3,624 at March 31, 2004 and December 31, 2003, respectively	17,126	5,472
Deferred lease costs, less accumulated amortization of $10,747 and $4,741 at March 31, 2004 and December 31, 2003, respectively	198,794	189,685
Investment in bonds	64,500	64,500

Total assets	$5,018,227	$4,853,399

Liabilities and Stockholders’ Equity:
Lines of credit and notes payable	$838,471	$612,514
Obligations under capital lease	64,500	64,500
Intangible lease liabilities, less accumulated amortization of $7,558 and $5,603 at March 31, 2004 and December 31,2003, respectively	61,047	60,571
Accounts payable and accrued expenses	72,188	74,500
Due to affiliates	1,904	32,520
Dividends payable	11,963	13,562
Deferred rental income	30,728	28,025

Total liabilities	1,080,801	886,192

Minority Interest	4,897	4,801

Redeemable common shares	131,533	—

Stockholders’ Equity:
Common shares, $.01 par value; 750,000,000 shares authorized, 477,044,234 shares issued and 464,978,497 shares outstanding at March 31, 2004, and 750,000,000 shares authorized, 471,510,044 shares issued and 465,049,864 shares outstanding at December 31, 2003	4,770	4,715
Additional paid-in capital	4,255,825	4,202,554
Cumulative distributions in excess of earnings	(207,409)	(180,261)
Treasury stock, at cost, 12,065,737 shares at March 31, 2004 and 6,460,180 shares at December 31, 2003	(120,657)	(64,602)
Redeemable common shares	(131,533)	—

Total stockholders’ equity	3,800,996	3,962,406

Total liabilities and stockholders’ equity	$5,018,227	$4,853,399

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Rental income	$110,655	$53,343
Tenant reimbursements	32,283	9,601
Equity in income of unconsolidated joint ventures	1,139	1,261
Interest and other income	1,276	1,154

	145,353	65,359
Expenses:
Depreciation	24,127	19,218
Property operating costs	46,031	15,220
Asset and property management fees	5,114	2,255
Amortization of deferred leasing costs	5,935	78
General and administrative expense	3,314	1,576
Interest expense	8,082	2,648

	92,603	40,995

Income before minority interest	52,750	24,364
Minority interest in earnings of consolidated entities	126	—

Net income	$52,624	$24,364

Net income per share:
Basic and diluted	$0.11	$0.10

Weighted average shares outstanding:
Basic and diluted	463,394	233,247

Dividends declared per share	$0.18	$0.18

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2003

AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Retained Earnings	Treasury Stock		Redeemable Common Shares	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31,2002	217,791	$2,178	$1,929,381	$(74,310)	—	2,091	$(20,912)	—	$(387)	$1,835,950

Issuance of common stock	253,719	2,537	2,534,655	—	—	—	—	—	—	2,537,192
Treasury stock purchased	—	—	—	—	—	4,369	(43,690)	—	—	(43,690)
Dividends ($0.70 per share)	—	—	—	(105,951)	(120,685)	—	—	—	—	(226,636)
Commissions on stock sales and related dealer manager fees	—	—	(239,949)	—	—	—	—	—	—	(239,949)
Other offering costs	—	—	(21,533)	—	—	—	—	—	—	(21,533)
Components of comprehensive income:
Net income	—	—	—	—	120,685	—	—	—	—	120,685
Gain on interest rate swap	—	—	—	—	—	—	—	—	387	387

Comprehensive income										121,072

Balance, December 31, 2003	471,510	$4,715	$4,202,554	$(180,261)	$—	6,460	$(64,602)	$—	$—	$3,962,406

Issuance of common stock	5,534	55	57,250	—	—	—	—	—	—	57,305
Treasury stock purchased	—	—	—	—	—	5,606	(56,055)	—	—	(56,055)
Dividends ($0.18 per share)	—	—	—	(27,148)	(52,624)	—	—	—	—	(79,772)
Commissions on stock sales and related dealer manager fees	—	—	(3,858)	—	—	—	—	—	—	(3,858)
Other offering costs	—	—	(121)	—	—	—	—	—	—	(121)
Redeemable common shares	—	—	—	—	—	—	—	(131,533)	—	(131,533)
Net income	—	—	—	—	52,624	—	—	—	—	52,624

Balance, March 31, 2004	477,044	$4,770	$4,255,825	$(207,409)	$—	12,066	$(120,657)	$(131,533)	$—	$3,800,996

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$52,624	$24,364

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(1,139)	(1,261)
Minority interest in earnings of consolidated entities	126	—
Depreciation	24,127	19,218
Amortization of deferred financing costs	1,169	415
Amortization of deferred lease costs	6,006	78
Amortization of intangible lease assets and liabilities	8,871	(485)
Changes in assets and liabilities:
Tenant receivables	(9,436)	(607)
Due to/from affiliates	(148)	(21)
Prepaid expenses and other assets	(6,547)	(1,140)
Accounts payable and accrued expenses	(10,294)	(1,449)
Deferred rental income	2,704	(420)

Total adjustments	15,439	14,328

Net cash provided by operating activities	68,063	38,692

Cash Flows from Investing Activities:
Investment in real estate and related assets	(131,036)	(132,632)
Contributions to joint ventures	—	(78)
Acquisition and advisory expenses paid	(19,186)	(20,966)
Deferred lease acquisition costs paid	(15,114)	—
Distributions received from joint ventures	2,988	1,786

Net cash used in investing activities	(162,348)	(151,890)

Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	413,200	5,151
Repayments of lines of credit and notes payable	(218,347)	(144,360)
Dividends paid to stockholders	(81,400)	(39,650)
Issuance of common stock	55,342	426,789
Treasury stock purchased	(56,055)	(12,952)
Sales commissions and dealer manager fees paid	(1,921)	(40,221)
Other offering costs paid	(13,455)	(8,993)
Funds paid for interest rate lock	(12,700)	—
Deferred financing costs paid	(123)	—

Net cash provided by financing activities	84,541	185,764

Net (decrease) increase in cash and cash equivalents	(9,744)	72,566

Cash and cash equivalents, beginning of period	$64,469	$45,464

Cash and cash equivalents, end of period	$54,725	$118,030

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(unaudited)

1. Organization

General

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”). Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, or through Wells OP’s subsidiaries. Wells REIT is the sole general partner of Wells OP and Wells Capital, Inc. (“the Advisor”) is the sole limited partner of Wells OP. See Note 6 included herein for a discussion of the role of the Advisor. Wells OP owns certain properties directly or through wholly-owned subsidiaries and has also entered into certain joint ventures with real estate limited partnerships sponsored by the Advisor, as well as certain joint ventures with parties not otherwise affiliated with Wells REIT or the Advisor. References to Wells REIT herein shall include all subsidiaries of Wells REIT, including Wells OP, its subsidiaries and any consolidated joint ventures.

Wells REIT engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed or have operating histories for investment purposes. As of March 31, 2004, all properties owned by Wells REIT are office or industrial buildings; however, Wells REIT is not limited to such investments.

At March 31, 2004, Wells REIT owned interests in 113 properties either directly or through joint ventures comprising approximately 25.1 million square feet of commercial office and industrial space located in 26 states and the District of Columbia. At March 31, 2004, these properties were approximately 97% leased.

Since its inception, Wells REIT has completed four public offerings of common stock at $10 per share resulting in the issuance of approximately 477.0 million shares held by approximately 117,000 stockholders as of March 31, 2004, providing approximately $4.8 billion in offering proceeds. Out of these proceeds, Wells REIT paid costs associated with the offerings of (1) approximately $162.7 million in acquisition and advisory fees and acquisition expenses, (2) approximately $450.2 million in selling commissions and dealer manager fees, and (3) approximately $61.6 million in organization and other offering costs. In addition, Wells REIT used approximately $120.7 million to redeem shares pursuant to the Wells REIT’s share redemption program. The remaining offering proceeds of approximately $4.0 billion were primarily used to fund the purchase of real estate assets.

Wells REIT has sold all 300 million public offering shares of common stock registered with the SEC pursuant to a Registration Statement on Form S-11 (Commission File No. 333-85848), which Registration Statement became effective with the SEC on July 26, 2002 (“Fourth Offering”). In addition, of the 30 million shares of common stock registered in the Fourth Offering for issuance under our distribution reinvestment plan, as of March 31, 2004, approximately 9.7 million shares remain available for issuance pursuant to this plan until July 25, 2004. In addition, Wells REIT registered an additional 100 million shares of common stock with the SEC for future issuances pursuant to our dividend reinvestment plan pursuant to a Registration Statement on Form S-3 (Commission File No. 333-114212), which was filed and became effective with the SEC on April 5, 2004.

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

Basis of Presentation

The consolidated financial statements of Wells REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for this interim period are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2003.

Change in Accounting Estimate

In the first quarter of 2004, Wells REIT completed a review of its real estate related depreciation by performing an analysis of the components of each property type in an effort to determine weighted average composite useful lives of its real estate assets. As a result of this review, Wells REIT changed its estimate of the weighted average composite useful lives for building assets. Effective January 1, 2004, for all building assets, Wells REIT extended the weighted average composite useful life to 40 years from 25 years. This change resulted in an increase of net income of approximately $14.0 million or $0.03 per share for the three months ended March 31, 2004. Wells REIT believes the change reflects the estimated useful lives of the assets and is consistent with prevailing industry practice.

Income Taxes

Wells REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Wells REIT must meet certain organizational and operational requirements, including a requirement to annually distribute at least 90% of Wells REIT’s ordinary taxable income to stockholders. As a REIT, Wells REIT generally will not be subject to federal income taxes. If Wells REIT fails to qualify as a REIT in any taxable year, it will become subject to federal income taxes on its taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants Wells REIT relief under certain statutory provisions. Such an event could materially adversely affect Wells REIT’s net income and net cash available for distribution to stockholders. However, Wells REIT believes that it is organized and operates in such a manner as to qualify for treatment as a REIT and intends to continue to operate in the foreseeable future in such a manner that will permit Wells REIT to remain qualified as a REIT for federal income tax purposes. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Wells REIT is subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in the accompanying consolidated financial statements.

Stockholders’ Equity

The par value of investor proceeds raised is classified as common stock, with the remainder allocated to additional paid-in capital.

Wells REIT’s share redemption program was amended in January 2004. The amended plan now requires Wells REIT to redeem shares at the option of the stockholder, but limits the number of redeemable shares to the aggregate proceeds received from the dividend reinvestment plan. Under Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” if the redemption of shares is outside the control of the issuer, such shares are required to be classified as mezzanine, or temporary, equity. Since cumulative funds received under the dividend reinvestment plan totaled approximately $252.2 million and aggregate redemptions to date totaled approximately $120.7 million at March 31, 2004, approximately $131.5 million has been recorded as redeemable common shares on the consolidated balance sheet and statement of stockholders’ equity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

2. Real Estate Assets

Acquisitions

During the three months ended March 31, 2004, Wells REIT acquired three office buildings and a tract of land for a build-to-suit project for an aggregate purchase price of approximately $167.7 million, exclusive of related closing costs and acquisition and advisory fees paid to the Advisor, as described below.

1414 Massachusetts Avenue Cambridge Building

On January 8, 2004, Wells REIT purchased a five-story office building containing approximately 78,000 rentable square feet located at 1414 Massachusetts Avenue in Cambridge, Massachusetts (“1414 Massachusetts Avenue Cambridge Building”), for a purchase price of $42.1 million, plus closing costs. The 1414 Massachusetts Avenue Cambridge Building, which was completed in 1873 and renovated in 2001, is leased to The President and Fellows of Harvard College (approximately 63%) and Fleet National Bank (approximately 34%). Approximately 3% of the 1414 Massachusetts Avenue Cambridge Building is currently vacant.

Russell Tacoma Building

On January 9, 2004, Wells REIT purchased a 12-story office building containing approximately 225,000 rentable square feet located on an approximately 1.3-acre tract of land at 909 A Street in Tacoma, Washington (“Russell Tacoma Building”), for a purchase price of $52.0 million, plus closing costs. The Russell Tacoma Building, which was built in 1988, is entirely leased under a net lease to Frank Russell Company.

Brattle Square Cambridge Building

On February 26, 2004, Wells REIT purchased a six-story office building containing approximately 98,000 rentable square feet located on a 0.7-acre tract of land at One Brattle Square in Cambridge, Massachusetts (“Brattle Square Cambridge Building”), for a purchase price of approximately $69.7 million, plus closing costs. As part of the acquisition, Wells REIT assumed a mortgage in the amount of approximately $31.1 million set to mature in March 2028. The Brattle Square Cambridge Building, which was built in 1991, is primarily leased to The President and Fellows of Harvard College (approximately 56%). Various other tenants lease approximately 43% of the building. Approximately 1% of the Brattle Square Cambridge Building is currently vacant.

Build-to-Suit Project

Merck New Jersey Property

On March 16, 2004, Wells REIT purchased a 9.0-acre tract of land located at 600 Corporate Drive at the 78 Corporate Center Office Park in Lebanon, New Jersey for a purchase price of $3.9 million. Construction on a four-story office building containing approximately 125,000 rentable square feet (“Merck Project”) began in April 2004, with an anticipated completion date of April 2005. Wells REIT obtained a term loan from Bank One that allows it to borrow up to $21.1 million to fund the construction of the Merck Project. In addition, Wells REIT entered into a development agreement, an architect agreement and a design and build agreement to construct the Merck Project on the Merck New Jersey Property with unrelated third parties. Upon completion, the Merck New Jersey Property will be leased entirely to Merck & Co., Inc.

3. Lines of Credit and Notes Payable

Wells REIT has financed certain investments, acquisitions and developments through various borrowings as described below. On March 31, 2004, and December 31, 2003, Wells REIT had the following amounts outstanding, in thousands:

Facility	March 31, 2004	December 31, 2003
$98.1 million line of credit; accruing interest at LIBOR plus 175 basis points (2.84% at March 31, 2004); requiring interest payments monthly with principal due at maturity (June 2004); collateralized by various buildings	76,200	—
$500.0 million unsecured revolving line of credit; accruing interest at various rates of interest based on prime or LIBOR plus up to 1.625% (2.72% at March 31, 2004); requiring interest payments monthly with principal payments due at maturity (April 2005)(1)	496,000	175,000
$50.0 million line of credit; accruing interest at LIBOR plus 175 basis points (2.84% at March 31, 2004); requiring interest payments monthly with principal due at maturity (June 2005); collateralized by various buildings	—	—
$90.0 million note payable; accruing interest at LIBOR plus 115 basis points; requiring interest payments monthly, with principal due at maturity (December 2006); subject to certain prepayment penalties; collateralized by the Nestle Building(2)	—	90,000
$120.0 million note payable; accruing interest at 5.0955%; requiring interest payments monthly with principal due at maturity (January 2014); subject to certain prepayment penalties; collateralized by the Leo Burnett Building	120,000	120,000
$115.2 million notes payable; accruing interest at 4.40%; requiring interest payments monthly with principal due at maturity (November 2007); subject to certain prepayment penalties; collateralized by the US Park Service and 1225 Eye Street Buildings	115,168	115,167
$112.3 million note payable; seller financed interest free loan obtained upon purchase of Aon Center Chicago Building in May 2003; Principal balance due upon maturity (January 2004); collateralized by the Aon Center Chicago Building (2)	—	112,347
$31.1 million note payable, assumed upon purchase of One Brattle Square Building in February 2004; accruing interest at 8.5% requiring interest and principal payments monthly through maturity (March 2028); subject to certain prepayment penalties through March 2008; collateralized by the Brattle Square Cambridge Building (3)	31,103	—
$21.1 million term loan payable; accruing interest at LIBOR plus 85 basis points (1.94% at March 31, 2004); requiring interest payments monthly and principal due at maturity (March 2006); collateralized by the Merck New Jersey Property(4)	—	—

Total lines of credit and notes payable	$838,471	$612,514

(1)	Wells REIT is required to pay a quarterly facility fee of 0.25% per annum on the entire amount of the credit facility.
(2)	Note repaid in first quarter of 2004.
(3)	In accordance with GAAP, a fair value calculation of the loan was performed upon acquisition and resulted in a step-up of approximately $4.0 million. At March 31, 2004, the outstanding principal balance on the note payable is approximately $27.2 million.
(4)	Wells REIT entered into an interest rate swap to hedge the term loan, resulting in Wells REIT paying a fixed rate of 2.75% of the balance outstanding at each payment date. The swap expires in July 2005.

4. Supplemental Disclosures of Non-Cash Investing and Financing Activities

	For the three months ended March 31, (in thousands)
	2004	2003
Acquisition and advisory fees applied to investments	$357	$10,853

Acquisition and advisory fees due to affiliate	$1,581	$1,224

Other offering costs due to affiliate	$—	$4,061

Sales commissions payable	$4,182	$4,041

Acquisition of intangible lease liability	$2,431	$385

Dividends payable	$11,964	$7,252

Accrued capital expenditures	$4,642	$—

Due from affiliates	$5,848	$1,968

Assumption of loan upon acquisition of property	$31,103	$—

5. Commitments and Contingencies

Properties Under Construction

As of March 31, 2004, Wells REIT had one executed construction agreement with an unrelated third party for the purpose of constructing one building. The table below details the status of the property under construction as of March 31, 2004:

Property	Total Projected Cost	Construction Costs to Date	Expected Future Costs	Expected Completion Date
Merck New Jersey	$21.1 million	—	$21.1 million	June 2005

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expend certain amounts of capital to expand an existing property, construct on adjacent property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At March 31, 2004, no tenants have exercised such options which have not been fully satisfied as of that date.

Earn-out Agreements

Wells REIT acquired several properties that have earn-out components, meaning Wells REIT did not pay for portions of these properties that were not rent producing. Wells REIT is obligated, under these earn-out agreements, to pay for those portions generally when a tenant moves into its space and begins to pay rent in accordance with the terms of the respective agreements. The earn-out payments are generally based on a pre-determined formula. Each earn-out agreement has a time limit regarding the obligation to pay any additional monies. If at the expiration of the respective agreement, certain space has not been leased and occupied, Wells REIT will own that space without any additional obligation. During the three months ended March 31, 2004 and 2003, no payments were made under these agreements nor is Wells REIT aware of any definite future payments related to these agreements.

Leasehold Property Obligations

Certain properties are subject to certain ground leases with various expiration dates as disclosed in the Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2003.

Litigation

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants including Wells REIT, Wells Investment Securities, Inc. (“WIS”), the dealer manager, and Wells Real Estate Funds, Inc., the parent company of both the Advisor and WIS (“Wells Defendants”). The complaint alleges, among other things, (1) that certain former members of the Luzerne Board named as defendants invested $10 million in Wells REIT common stock on behalf of the Plan, (2) that certain former board members of the Luzerne Board named as defendants breached their fiduciary duties to the Plan by, among other things, permitting the investment of the Plan’s funds in investments not suitable for the Plan because they were long-term illiquid investments, permitting the Plan to pay excessive fees and commissions to co-defendants, and accepting political contributions in exchange for awarding advisory and management agreements, (3) that the Wells Defendants and others knew or should have known that the investment, and the fees and commissions associated with the investment, was not a proper investment for the Plan because it was a long-term illiquid investment, (4) that the Wells Defendants and others knew or should have known that certain Luzerne Board members and certain investment advisors and managers were breaching their fiduciary duties to the Plan, (5) that the defendants engaged in and conspired to engage in an improper scheme to intentionally defraud the Plan and (6) that the investment was not approved by a majority of the Luzerne Board at a public meeting and, consequently, the investment was an inappropriate and void action. The Plan is seeking damages of not less than $25 million, treble damages and punitive damages from all defendants on a joint and several liability basis. Management believes that this lawsuit is without merit with respect to the Wells Defendants. While it is premature to determine the likely outcome of this lawsuit, management does not believe that a reserve for a loss contingency is necessary.

6. Related-Party Transactions

Advisory Agreement

Wells REIT has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to specified fees in consideration for certain services with regard to the offering of shares to the public and investment of funds in real estate projects. The current Advisory Agreement has been extended by the board of directors to July 27, 2004.

Under the terms of the Advisory Agreement, the Advisor receives the following fees and reimbursements:

•	Acquisition and advisory fees and acquisition expenses of 3.5% of gross offering proceeds, subject to certain limitations;

•	Reimbursement of organization and offering costs paid by the Advisor on behalf of Wells REIT, not to exceed 3% of gross offering proceeds;

•	For any property sold by Wells REIT, a disposition fee of the lesser of 50% of a competitive real estate commission or 1.5% of the sales price of the property, subordinated to the payment of dividends to stockholders equal to the sum of the stockholders’ invested capital plus an 8% return on invested capital;

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

Acquisition and advisory fees and acquisition expenses incurred for the three months ended March 31, 2004 and 2003, totaled $1.9 million and $14.5 million, respectively. Organizational and offering costs incurred for the three months ended March 31, 2004 and 2003, totaled $0.1 million and $4.8 million, respectively. Wells REIT incurred no disposition, incentive or listing fees during the three months ended March 31, 2004 or 2003.

Under an agreement, which may be cancelled by either party with thirty days’ notice, the Advisor agreed to reduce the acquisition and advisory fees by the amounts attributable to shares redeemed under the share redemption program for shares redeemed through March 31, 2004. During the three months ended March 31, 2004 and 2003, such redemptions totaled approximately $56.1 million and $12.9 million, respectively, resulting in a reduction of acquisition and advisory fees and acquisition expenses of approximately $2.0 million and $0.5 million, respectively.

Administrative Services Reimbursement

Wells REIT has no direct employees. The employees of the Advisor and Wells Management Company, Inc. (“Wells Management”), an affiliate of the Advisor, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for Wells REIT. The Advisor and Wells Management bill Wells REIT for their services based on time spent by administrative personnel. These expenses totaled $1.7 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively, and are included in general and administrative expenses in the consolidated statements of income.

Asset and Property Management Agreement

Wells REIT has entered into an asset and property management agreement with Wells Management. In consideration for asset management services and for supervising the management and leasing of Wells REIT’s properties, Wells REIT pays asset and property management fees to Wells Management equal to the lesser of (a) 4.5% of gross revenues or (b) 0.6%

(per annum) of the net asset value of the properties (excluding vacant properties) owned by Wells REIT. These expenses totaled $5.1 million and $2.3 million for the three months ended March 31, 2004 and 2003, respectively. Additionally, a separate competitive fee for the one-time initial lease-up of newly constructed properties is generally paid in conjunction with the receipt of the first month’s rent. No such costs were incurred in the three months ended March 31, 2004 and totaled approximately $0.3 million for the three months ended March 31, 2003.

Dealer Manager Agreement

Wells REIT has entered into a dealer manager agreement with WIS, whereby WIS performs the dealer manager function for offerings of Wells REIT. For these services, WIS earns selling commissions of approximately 7% of the gross proceeds from the sale of the shares of Wells REIT, of which substantially are reallowed to participating broker-dealers. During the three months ended March 31, 2004 and 2003, Wells REIT incurred commissions of $3.8 million and $29.9 million, respectively, of which in excess of 99% was reallowed to participating broker-dealers.

Additionally, WIS earns a dealer manager fee of 2.5% of the gross offering proceeds at the time the shares are sold. Under the dealer manager agreement, up to 1.5% of gross offering proceeds may be reallowed to participating broker-dealers. WIS has agreed to reduce the dealer manager fee by 2.5% of the gross redemptions under Wells REIT’s share redemption plan for shares redeemed, under an agreement, which may be cancelled by either party with thirty days’ notice. The amount of such reduction in dealer manager fees was $1.4 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. Wells REIT incurred dealer manager fees, prior to the above reduction, in the amount of $1.4 million and $10.3 million, respectively. During the three months ended March 31, 2004 and 2003, of which $0.7 million and $5.0 million, respectively, was reallowed to participating broker-dealers.

Due From Affiliates

Due from affiliates included in the consolidated balance sheets represents (1) Wells REIT’s share of the cash to be distributed from its joint venture investments, (2) amounts owed by the Advisor and WIS relating to share redemptions, and (3) other amounts payable to Wells REIT from other related parties.

Conflicts of Interest

The Advisor is also a general partner of or advisor to various entities including another REIT and several syndicated real estate limited partnerships. As such, there are instances where the Advisor, while serving in the capacity as general partner or advisor for these entities, may be in competition with Wells REIT in connection with property acquisitions or for tenants in similar geographic markets. The compensation arrangements with the Advisor and its affiliates could influence the Advisor’s and its affiliates’ advice to Wells REIT.

Additionally, certain members of the board of directors of Wells REIT also serve on the board of directors of another REIT sponsored by the Advisor. These directors may face situations where decisions that benefit one entity may be detrimental to the other entity.

7. Economic Dependency

Wells REIT has engaged Wells Management and the Advisor to provide asset management services and supervise the management and leasing of properties owned by Wells REIT as well as other administrative responsibilities for Wells REIT including accounting services and investor relations. As a result of these relationships, Wells REIT is dependent upon Wells Management, the Advisor and other affiliates of the Advisor to provide certain services which are essential to Wells REIT including certain asset management and property management services, asset acquisition and disposition decisions and other general administrative responsibilities under agreements, some of which have terms of one year or less. In the event that these companies were unable to provide Wells REIT with the respective services, Wells REIT would be required to find alternative providers of these services.

On or about March 12, 2004, a putative class action complaint relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “Plaintiffs”) against Leo F. Wells, III, our Advisor, WIS, Wells Management Company, Inc., and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The Plaintiffs filed the complaint purportedly on behalf of all limited partners holding B Units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B Units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B Units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The Plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B Units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to Plaintiffs of their attorneys’ fees, costs and expenses. It is too early to predict what impact, if any, this matter may have on Wells REIT.

8. Subsequent Events

Share Redemption Program

Wells REIT’s share redemption program allows for the redemption of approximately 9.7 million shares at an aggregate cost of approximately $97.2 million for the year ending December 31, 2004, of which 20% of this amount has been set aside to fund redemptions upon the death of a stockholder. From April 1, 2004 through April 30, 2004, Wells REIT had redeemed approximately 0.9 million shares of common stock available for redemption for the period at an aggregate cost of approximately $9.3 million.

Wells REIT anticipates that the remaining shares eligible for redemption, excluding those set aside for the death of a stockholder, during the year ending December 31, 2004 will be exhausted in the near future. Once no more shares are eligible for redemption in 2004, subsequent redemption requests made in 2004 will be eligible for redemption beginning in the first quarter 2005, subject to the Board’s ability to change or terminate the Wells REIT’s share redemption program with 30 days notice at any time in its discretion.

Financing Transaction

$200 Million Note Payable

On April 20, 2004, Wells REIT closed on a $200.0 million loan collateralized by the Aon Center Chicago Building. The note evidencing this loan accrues interest at a rate of 4.87% per annum and matures in 2014.

Take-out Purchase and Escrow Agreement

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

Following the acquisition of each property, Wells Exchange will attempt to sell co-tenancy interests to 1031 Participants, the proceeds of which will be used to repay a pro-rata portion of the interim financing. In consideration for the payment of a take-out fee to Wells REIT and following approval of the potential property acquisition by Wells REIT’s board of directors, it is anticipated that Wells REIT will enter into a take-out purchase and escrow agreement or similar contract providing that, if Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, Wells REIT will purchase, at Wells Exchange’s cost, any co-tenancy interests remaining unsold at the end of the offering period.

The third transaction under the Section 1031 Exchange Program involves the acquisition by Wells Exchange and resale of co-ownership interests in an office building located in Irving, Texas. Wells REIT entered into a take-out purchase and escrow agreement relating to the Irving, Texas office building, pursuant to which, Wells REIT is obligated to acquire from Wells Exchange, at Wells Exchange’s cost, any co-ownership interests in the Irving, Texas office building which remain unsold on October 27, 2004.

The obligations of Wells REIT under the take-out purchase and escrow agreement are secured by a line of credit with Bank of America, N.A. (BOA). Wells REIT’s maximum economic exposure in the transaction is $14.5 million, in which event Wells REIT would acquire the Irving, Texas office building for $14.5 million in cash. If Wells Exchange successfully sells 100% of the co-ownership interests, Wells REIT will not acquire any interest in the Irving, Texas office building. If some, but not all, of the co-ownership interests are sold by Wells Exchange, Wells REIT’s exposure would be less, and it would end up owning an interest in the property in co-ownership with other investors who had previously acquired co-ownership interests in the Irving, Texas office building from Wells Exchange.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto.

Liquidity and Capital Resources

From the commencement of our initial public offering in January 1998 through the year ended December 31, 2003, we have raised significant funds through the sale of our common stock in four public offerings. Proceeds from these sales of common stock, net of offering costs and expenses, have historically provided funds used for the acquisition of real estate properties and for certain capital expenditures identified at the time of acquiring certain properties. However, we do not anticipate receiving significant proceeds in the future from the sale of our common stock as all remaining public offering shares under the fourth offering were sold during the year ended December 31, 2003. We should continue to receive proceeds from shares issued under our dividend reinvestment plan; however, a substantial portion of these funds will be used to fund redemptions of our shares of common stock as approved by our board of directors.

We expect that our primary source of future cash flows will be cash provided by operating activities that are primarily generated from the operations of the properties that we own and from distributions out of cash flows from joint ventures in which we hold an interest. Additionally, we will raise a limited amount of funds through our dividend reinvestment plan, and we may generate cash through the selective and strategic sale of certain operating properties. Dividends paid will be dependent upon the amount of cash we generate from operating activities and on our expectations of future cash flows and determination of near term cash needs for capital improvements, tenant re-leasing, share redemptions and debt repayments. To the extent the expected cash available changes significantly, the dividends declared by the board of directors may be adjusted.

Short–Term Liquidity and Capital Resources

During the three months ended March 31, 2004, we generated approximately $68.1 million of cash flow from operating activities. This cash was generated primarily from revenues at our properties net of direct property operating expenses (including management fees), general administrative expenses and interest expense. With this cash generated from operating activities, approximately $3.0 million in cash from unconsolidated joint ventures and cash on hand, we paid dividends to stockholders of approximately $81.4 million. During the three months ended March 31, 2004, we raised approximately $55.3 million from issuances of common stock, substantially all of which was paid to redeem shares. During the quarter, we raised approximately $194.9 million from notes payable and lines of credit. Of this amount, we purchased real estate and related assets in the amount of approximately $146.2 million. In addition, we paid approximately $12.7 million for an interest rate lock on a pending debt agreement, $13.5 million in offering related costs and $19.2 million in acquisition and advisory fees. At March 31, 2004, we had approximately $54.7 million in cash and cash equivalents.

We are currently negotiating a $350.0 million pooled facility that would be used to pay down our existing lines of credit. Additionally, on April 20, 2004, we closed on a $200.0 million loan collateralized by the Aon Center Chicago Building, the proceeds from which were used to pay down our existing lines of credit.

As the fourth offering of common stock was closed in December 2003, investor capital raised in the three months ended March 31, 2004, totaled approximately $55.3 million, which was primarily a result of shares purchased under our dividend reinvestment plan.

During the three months ended March 31, 2004, investors redeemed approximately $56.1 million in shares under the terms of our share redemption program. Under the program, there are approximately $97.2 million available for redemption in 2004, of which 20% of this amount has been set aside to fund redemptions upon the death of a stockholder. We expect to reach our annual redemption limit, excluding those shares set aside for death, by the end of second quarter of 2004.

Long–Term Liquidity and Capital Resources

We expect that our future sources of capital will be derived from net cash flows from operations, proceeds from our secured or unsecured financings from banks and other lenders, sales of shares under our dividend reinvestment plan and the selective and strategic sale of properties.

We anticipate our future long-term liquidity requirements will include, but not be limited to, scheduled debt maturities, renovations, expansions and other significant capital improvements at our properties and, to the extent funds are available, property acquisitions and investments in real estate ventures. Since our fourth offering of common stock closed, we anticipate real estate acquisition activity to decrease significantly in future periods. As of March 31, 2004, we had no properties under contract for acquisition.

We expect substantially all net cash from operations will be used to pay dividends after operating expenses and certain capital expenditures expended at our properties. To the degree that cash flows provided by operations are lower due to lower returns on properties, dividends paid may by lower. We anticipate a substantial portion of proceeds raised from sales of shares under our dividend reinvestment plan will be used to fund redemptions with any excess being utilized for capital improvements or expansion at our properties. We do not expect any significant increase in our ratio of borrowings to total assets in the future, so we do not expect borrowings to be a significant new source of capital for us. Our cash flow from operations depends significantly on market rents and the ability of tenants to make rental payments. We believe that the diversity of our tenant base and the focus placed on creditworthiness of tenants in buildings we acquire helps mitigate the negative impact of tenant bankruptcies. Conversely, economic downturns in one or more of our core markets could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs would be adversely affected.

Significant amounts of our debt will mature in 2004 and 2005. Our unsecured line of credit with SouthTrust Bank ($76.2 million outstanding at March 31, 2004) matures in June 2004. In the second quarter of 2005, the $500.0 million ($496.0 million outstanding at March 31, 2004) unsecured line of credit and the $50.0 million (no amounts outstanding at March 31, 2004) secured line of credit, both with Bank of America, will expire. We are negotiating with a new lender to execute a secured facility the proceeds from which will be used to pay down existing lines of credit. We expect the secured facility to close during the second quarter of 2004; however, there can be no assurance this facility will close as anticipated.

Based on the information above, we believe we will generate funds sufficient to complete our current and future acquisition plans and refinance maturing obligations. However, if we are unsuccessful in raising capital adequate to fund acquisitions or refinance our maturing debt obligations, we may be required to reduce or discontinue paying dividends to stockholders or may be required to liquidate all or some of our operating assets on potentially unfavorable terms. These unfavorable terms could result in significant losses upon liquidation and would have an adverse impact on future rental income, FFO and our ability to continue the level of the dividend we have historically achieved.

Results of Operations

As of March 31, 2004, we owned interests in 113 real estate properties that were approximately 97% leased. Our results of operations have changed significantly for each period presented primarily as a result of the additional properties acquired during the period subsequent to December 31, 2002. We expect virtually all components of the statement of income will increase in future periods as a result of owning real estate assets acquired during the year ended December 31, 2003 for a full year. However, we do not expect that the operating results of individual properties will change significantly in the near term, as the rental revenues are generally based on long-term leases that do not allow for significant increases in rental income and the majority of our in-place leases do not expire in the near term. Additionally, we generally do not expect a significant increase in operating expenses at existing properties, but to the extent that operating expenses do increase, the majority of our in-place leases have clauses that require the tenant to bear the burden of such increases.

Comparison of the three months ended March 31, 2004 vs. the three months ended March 31, 2003

Rental income increased by $57.4 million, during the three months ended March 31, 2004 to $110.7 million from $53.3 million for the three months ended March 31, 2003. Tenant reimbursements were $32.3 million and $9.6 million for the three months ended March 31, 2004 and 2003, respectively, for an increase of $22.7 million. These increases were primarily due to the rental income and tenant reimbursements for properties acquired subsequent to December 31, 2002, which totaled $55.2 million and $22.6 million, respectively, for the three months ended March 31, 2004 and $0.6 million and $0.1 million for the three months ended March 31, 2003. Tenant reimbursements were equivalent to 70% and 63% of the property operating expenses for the three months ended March 31, 2004 and 2003, respectively. Rental income and tenant reimbursements in future periods are expected to increase compared to historical periods as we receive a full year’s benefit from our 2003 property acquisitions.

Interest and other income was $1.3 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively. Of the total amount of interest and other income, $1.1 million and $1.0 million was attributable to interest on the bonds related to the Ingram Micro Building and ISS Atlanta Buildings for the three months ended March 31, 2004 and 2003, respectively, which is offset by the related interest expense associated with the bonds resulting in no net impact to our net income. The remainder in each period represents interest earned on cash generated from operations between distribution payments. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand. Accordingly, interest income for the three months ended March 31, 2004 and 2003, may not be indicative of interest income for future periods.

Depreciation expense was $24.1 million and $19.2 million for the three months ended March 31, 2004 and 2003, respectively. The increase of $4.9 million in depreciation expense is primarily due to the acquisition of properties since December 31, 2002, partially offset by the change in depreciable lives of real estate assets. Depreciation expense related to assets acquired after December 31, 2002, was $11.9 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively. The change in depreciable lives during the current period resulted in approximately $14.0 million less depreciation expense than if no change in depreciable lives had occurred (See Note 1). Depreciation expense represented 22% and 36% of rental income for the three months ended March 31, 2004 and 2003, respectively. Depreciation expense should remain relatively consistent with the three months ended March 31, 2004.

Property operating expenses were $46.0 million and $15.2 million for the three months ended March 31, 2004 and 2003, respectively. The $30.8 million increase in property operating costs is primarily due to the property operating costs associated with the properties acquired subsequent to December 31, 2002, which totaled $31.0 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. Property operating costs represented 32% and 24% of the sum of the rental income and tenant reimbursements revenue for the three months ended March 31, 2004 and 2003, respectively. The increase in property operating costs as a percentage of the sum of rental income and tenant reimbursements is primarily due to the acquisition of certain full-service multi-tenant properties in 2003 that have a significantly higher ratio of property operating costs to revenues. Property operating costs are expected to increase as a full year of operating expenses is incurred for the properties acquired in 2003, but are expected to remain relatively consistent with the year ended December 31, 2003, as a percentage of the sum of rental income and tenant reimbursements.

Asset and property management fees were $5.1 million and $2.3 million for the three months ended March 31, 2004 and 2003, respectively, representing approximately 4% of the sum of the rental income and tenant reimbursements revenue amounts in each year. The increase in the asset and property management fees was primarily due to the fees associated with properties acquired subsequent to December 31, 2002, which totaled $2.8 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively. Asset and property management fees are expected to increase as a full year of expense is recognized related to our 2003 property acquisitions, but are expected to remain relatively consistent as a percentage of the sum of rental income and tenant reimbursements.

Amortization of deferred leasing costs was $5.9 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase is primarily due to the adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), resulting in more acquired assets being classified as lease origination assets compared to prior periods resulting in additional amortization expense, as well as the signing of second-generation leases at some of our properties since March 31, 2003. It is expected that amortization of deferred leasing costs will increase in future years as a full year of amortization expense is recognized relating to our 2003 property acquisitions and as more second-generation leases are entered into in future periods.

General and administrative expense was $3.3 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively, representing approximately 2% of total revenues for the three months ended March 31, 2004 and 2003. General and administrative expenses are expected to remain relatively consistent in future periods, both in total and as a percentage of total revenues.

Interest expense was $8.1 million and $2.6 million for the three months ended March 31, 2004 and 2003, respectively. Of this amount, $1.1 million and $1.0 million was attributable to interest on the bonds related to the Ingram Micro Building and ISS Atlanta Buildings for the three months ended March 31, 2004 and 2003, respectively, which is offset by the related interest income associated with the bonds, as noted above. Amortization of deferred financing costs was $1.2 million and $0.4 million during the three months ended March 31, 2004 and 2003, respectively, with the increase primarily due to costs associated with new borrowings entered into during 2003. Interest expense related to third parties (excluding the interest on the bonds and amortization of deferred financing costs) for the three months ended March 31, 2004 increased as compared to the three months ended March 31, 2003, due to higher average amounts of borrowings outstanding and comparable interest rates during the two periods. Interest expense in the future will be dependent upon the amount of borrowings outstanding, current interest rates, and the deferred financing costs associated with obtaining debt facilities. Historical results are not expected to be indicative of interest expense in future periods.

Earnings per share for the three months ended March 31, 2004 was $0.11 compared to $0.10 for the three months ended March 31, 2003. This increase is primarily a result of consistent operations between periods on a per share basis; however, due to FAS 141, the purchase price of acquired assets is allocated to shorter lived assets that was more than offset by the change in depreciable lives resulting in less depreciation, both of which are non-cash items.

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

The following table reflects, in thousands, the calculation of FFO for the periods ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004	2003
Net income	$52,624	$24,364
Add:
Depreciation of real assets	24,127	19,218
Amortization of deferred lease costs	5,935	78
Depreciation and amortization – unconsolidated partnerships	937	785

FFO	$83,623	$44,445

Weighted average shares outstanding	463,394	233,247

In accordance with GAAP, we recognized straight-line rental revenue of $5.3 million and $0.8 million during the three months ended March 31, 2004 and 2003, respectively.

Amortization of the intangible lease assets and liabilities resulted in a net decrease in rental revenue of $8.9 million and a net increase of $0.5 million for the three months ended March 31, 2004 and 2003, respectively.

The amortization of deferred financing costs in the accompanying consolidated statements of income totaled approximately $1.2 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.

REIT Qualification

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with the taxable year ended December 31, 1998. As a REIT, we generally will not be subject to federal income tax. If we fail to qualify as a REIT in any taxable year, we will become subject to federal income taxes on taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are currently organized and currently operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that will permit us to remain qualified as a REIT for federal income tax purposes for the current tax year. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Building	40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

In the first quarter of 2004, we completed a review of our real estate related depreciation by performing an analysis of the components of each property type in an effort to determine weighted average composite useful lives of our real estate assets. As a result of this review, we changed our estimate of the weighted average composite useful lives for building assets. Effective January 1, 2004, for all building assets, we extended the weighted average composite useful life to 40 years from 25 years. This change resulted in an increase of net income of approximately $14.0 million or $0.03 per share for the three months ended March 31, 2004. We believe the change reflects the estimated useful lives of the assets and is consistent with prevailing industry practice. In the event that inappropriate useful lives or methods are used for depreciation, our net income would be misstated.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. We estimate costs to execute similar leases including leasing commissions and other related costs.

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

Impairment of Real Estate Assets

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

Projections of expected cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment, among other factors. The use of cash flows and fair value could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no impairment in the carrying value of real estate assets held by us and any unconsolidated joint ventures at March 31, 2004.

Commitments and Contingencies

We are subject to certain contingent liabilities and commitments with regard to certain transactions. Refer to Note 5 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Properties Under Construction

•	Commitments Under Existing Lease Agreements

•	Earn-out Agreements

•	Leasehold Property Obligation

•	Litigation

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 6 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest

Our Advisor is also a general partner of or advisor to various entities including another REIT and several syndicated real estate limited partnerships. As such, there are instances where our Advisor, while serving in the capacity as general partner or advisor for these entities, may be in competition with us in connection with property acquisitions or for tenants in similar geographic markets. The compensation arrangements with our Advisor and its affiliates could influence our Advisor’s and its affiliates’ advice to us.

Additionally, certain members of our board of directors also serve on the board of directors of another REIT sponsored by our Advisor. These directors may face situations where decisions that benefit one entity may be detrimental to the other entity.

Subsequent Events

Certain significant events occurred from April 1, 2004 through April 30, 2004. Refer to Note 8 to our consolidated financial statements for further explanation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations. We manage our exposure to these market risks through our regular operating and financing activities. We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that we believe is appropriate. We have and may from time to time enter into interest rate swap agreements or interest rate cap agreements to hedge our exposure to fluctuating interest rates. We do not anticipate any material changes in our exposure to interest rate fluctuations or in our management thereof. We intend to use derivative financial instruments as risk management tools and not for speculative or trading purposes.

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low to moderate level of overall borrowings. Currently, a significant portion of our debt is based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment; however, we are closely monitoring interest rates and will continue to consider the sources and terms of our borrowing facilities to ensure that we have appropriately guarded ourselves against the risk of increasing interest rates.

All of our debt was entered into for other than trading purposes, and the fair value of our debt approximates its carrying amount.

Approximately $572.2 million of our total debt outstanding as of March 31, 2004, is subject to variable rates, with a weighted average interest rate of approximately 2.7%. The variable rate debt is based on LIBOR plus a specified margin or prime as elected by us at certain intervals. An increase in the variable interest rate on the variable rate facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders.

Approximately $266.3 million of our total debt outstanding as of March 31, 2004 is subject to fixed rates, with an average interest rate of approximately 5.2% with expirations ranging from 2007 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt portfolio but has no impact on interest incurred or cash flows.

As of March 31, 2004, a 1% increase in interest rates would result in additional interest expense of approximately $5.7 million per year with a 1% decrease in interest rates resulting in a decrease in interest expense of approximately $5.7 million.

We do not believe that there is any exposure to increases in interest rate risk related to the obligations under capital lease of $64.5 million at March 31, 2004, as the obligations are at fixed interest rates and we own the related bonds.

Based on our current assessment of the market, we are currently working with lenders to obtain a new debt facility to amend or replace our current lines of credit that will include a greater percentage of fixed rate debt along with a smaller line of credit at a variable rate. Such an agreement may result in higher fixed interest rates in certain periods of lower variable interest rates, but is intended to decrease our exposure to potential increases in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants WIS, our dealer manager, Wells Real Estate Funds, Inc., the parent company of both the Advisor and WIS and us (“Wells Defendants”). The complaint alleges, among other things, (1) that certain former members of the Luzerne Board named as defendants invested $10 million in our common stock on behalf of the Plan, (2) that certain former members of the Luzerne Board named as defendants breached their fiduciary duties to the Plan by, among other things, permitting the investment of the Plan’s funds in investments not suitable for the Plan because they were long-term illiquid investments, permitting the Plan to pay excessive fees and commissions to co-defendants, and accepting political contributions in exchange for awarding advisory and management agreements, (3) that the Wells Defendants and others knew or should have known that the investment, and the fees and commissions associated with the investment, was not a proper investment for the Plan because it was a long-term illiquid investment, (4) that the Wells Defendants and others knew or should have known that certain Luzerne Board members and certain investment advisors and managers were breaching their fiduciary duties to the Plan, (5) that the defendants engaged in and conspired to engage in an improver scheme to intentionally defraud the Plan and (6) that the investment was not approved by a majority of the Luzerne Board at a public meeting and, consequently, the investment was an inappropriate and void action. The Plan is seeking damages of not less than $25 million, treble damages and punitive damages from all defendants on a joint and several liability basis. We believe that this lawsuit is without merit with respect to the Wells Defendants. While it is too early to determine the likely outcome of this lawsuit, we do not believe that a reserve for a loss contingency is necessary.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

No equity securities that are not registered under the Securities Act of 1933 have been sold by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2004.

ITEM 5. OTHER INFORMATION

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

In order for NASD members and their associated persons to have participated in the offering and sale of shares of common stock pursuant to the fourth offering or to participate in any future offering of our shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares was deemed to be $10 per share as of December 31, 2003. The basis for this valuation is the fact that we had recently completed a public offering of our shares at the price of $10 per share. However, as set forth below, there is no significant public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Moreover, we have not performed an evaluation of our properties; as such, this valuation is not based upon the value of the properties, nor does it represent the amount stockholders would receive if our properties were sold and the proceeds distributed to our stockholders in a liquidation, which amount would most likely be less than $10 per share, because at the time we were purchasing our properties, the amount of funds available for investment in properties was reduced by approximately 14% of offering proceeds raised, which were used to pay selling commissions and dealer manager fees, organization and offering costs and acquisition and advisory fees and expenses, as described in more detail in the notes to our consolidated financial statements included in this report. As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value would be less than the proceeds of our offerings and may not be the best indicator of the value of shares purchased as a long-term income-producing investment. Instead, we believe that, for a certain period after significant amounts of shares are sold to investors, the price paid by such investors may better reflect the estimated value of the shares. Accordingly, for a period of three full fiscal years after we have ceased to sell significant amounts of shares, we expect to continue to use the latest offering price of our shares ($10 per common share) as the estimated per share value reported in our annual reports on Form 10-K. Because of this, we expect that the first estimated per share value will not be provided until after December 31, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	We filed the following Current Reports on Form 8-K during the first quarter of 2004:

(i)	On January 2, 2004, we filed a Current Report on Form 8-K dated December 18, 2003, reporting the acquisition of the Boeing Seattle Building, the Bank of America Orange County Building and the 1901 Market Street Philadelphia Building.

(ii)	On January 14, 2004, we filed Amendment No. 1 to Current Report on Form 8-K/A dated December 18, 2003, providing the required financial statements relating to the acquisition of the Boeing Seattle Building, the Bank of America Orange County Building and the 1901 Market Street Philadelphia Building.

(iii)	On March 16, 2004, we filed a Current Report on Form 8-K dated March 12, 2004, reporting the declaration of the second quarter 2004 dividend.

(iv)	On March 31, 2004, we filed a Current Report on Form 8-K dated March 31, 2004, disclosing pending litigation against Leo Wells, our president, Wells Capital, Inc., Wells Investment Securities, Inc. and Wells Management Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: May 4, 2004	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit Number	Description of Document
10.168	Bank of America Lease Agreement for Bank of America Orange County Building (previously filed as Exhibit 10.125 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848, and hereby incorporated by this reference)

10.169	Purchase and Sale Agreement for 1901 Market Street Philadelphia Building (previously filed as Exhibit 10.126 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848, and hereby incorporated by this reference)

10.170	Amended and Restated Promissory Note from Wells 1901 Market, LLC to Wells Operating Partnership, L.P. relating to 1901 Market Street Philadelphia Building (previously filed as Exhibit 10.127 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848, and hereby incorporated by this reference)

10.171	Independence Blue Cross Agreement of Lease for 1901 Market Street Philadelphia Building (previously filed as Exhibit 10.128 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848, and hereby incorporated by this reference)

10.172	Agreement of Purchase and Sale of Property for 60 Broad Street New York Building (previously filed as Exhibit 10.129 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848, and hereby incorporated by this reference)

10.173	State of New York Agreement of Lease for a portion of the 60 Broad Street New York Building (previously filed as Exhibit 10.130 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002