Form 10-Q
period 2004-06-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2004-08-06
CIK 1042776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-25739

WELLS REAL ESTATE INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-2328421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Number of shares outstanding of each of the registrant’s

classes of common stock, as of July 31, 2004:

Common Stock, par value $.01 per share: 466,070,941 shares

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

Forward-Looking Statements

Certain statements contained in this report on Form 10-Q of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include statements about our future plans, strategies and prospects including, but not limited to, our ability to generate sufficient cash from operating activities to enable us to pay dividends to stockholders; our ability to refinance maturing debt on favorable terms; our ability to maintain compliance with covenants on term debt; the level of capital requirements at our properties; our ability to qualify as a REIT in future periods; and the expected outcome of pending litigation. Such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space which may impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs or other capital expenditures out of operating cash flow;

•	Actual property operating expenses, including property taxes, insurance and other costs at our properties may differ from anticipated costs;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to invest dividend reinvestment plan proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing and refinancing as appropriate;

•	Our ability to pay amounts to our lenders before any distributions to our stockholders;

•	Changes in interest rates related to variable rate debt;

•	Possible requirements by lenders that we enter into restrictive covenants relating to our operations and our ability to satisfy such restrictions;

•	Possible limitations on our ability to borrow funds in the future that may result from our participation in the Section 1031 exchange program sponsored by affiliates of Wells Capital, Inc. (the “Advisor”);

•	Future demand for our equity securities through our dividend reinvestment plan;

•	Potential changes to our share redemption program or dividend reinvestment plan;

•	The amount of redemptions or prices paid for redeemed shares approved by our board of directors in future periods;

Other operational risks

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Our dependency on our Advisor, its key personnel and its affiliates for various administrative services;

•	Our Advisor’s ability to attract and retain high quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Administrative operating expenses, including increased expenses associated with operating as a public company, may differ from our estimates;

•	Changes in governmental, tax, real estate, environmental and zoning laws and regulations and the related costs of compliance;

•	Our ability to maintain compliance with any governmental, tax, real estate, environmental and zoning laws and regulations in the event that such position is questioned by the respective authority; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours or other actions that may adversely impact the operations of our joint ventures.

PART I. FINANCIAL INFORMATION

The information furnished in our accompanying consolidated balance sheets and consolidated statements of income, stockholders’ equity and cash flows reflects all adjustments, which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2003. Our results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2004 (unaudited)	December 31, 2003
Assets:
Real estate assets, at cost:
Land	$664,961	$649,788
Buildings and improvements, less accumulated depreciation of $216,087 and $172,106 at June 30, 2004 and December 31, 2003, respectively	3,519,248	3,483,409
Intangible lease assets, less accumulated amortization of $35,907 and $10,041 at June 30, 2004 and December 31, 2003, respectively	323,403	297,595
Construction in progress	8,385	2,609

Total real estate assets	4,515,997	4,433,401

Investments in unconsolidated joint ventures	100,344	102,832
Cash and cash equivalents	82,659	64,469
Tenant receivables	74,749	56,175
Due from affiliates	7,391	3,072
Prepaid expenses and other assets	7,030	5,687
Deferred financing costs, less accumulated amortization of $7,247 and $3,624 at June 30, 2004 and December 31, 2003, respectively	11,255	5,472
Deferred lease costs, less accumulated amortization of $16,957 and $4,741 at June 30, 2004 and December 31, 2003, respectively	192,865	189,685
Investments in bonds	64,500	64,500

Total assets	$5,056,790	$4,925,293

Liabilities and Stockholders’ Equity:
Lines of credit and notes payable	$822,707	$612,514
Obligations under capital leases	64,500	64,500
Intangible lease liabilities, less accumulated amortization of $13,692 and $5,998 at June 30, 2004 and December 31, 2003, respectively	127,086	132,465
Accounts payable and accrued expenses	75,884	74,500
Due to affiliates	1,559	32,520
Dividends payable	11,541	13,562
Deferred rental income	23,787	28,025

Total liabilities	1,127,064	958,086

Minority Interest	4,779	4,801

Redeemable common shares	145,117	—

Stockholders’ Equity:
Common shares, $.01 par value; 750,000,000 shares authorized and 466,389,276 shares outstanding at June 30, 2004, and 750,000,000 shares authorized and 465,049,864 shares outstanding at December 31, 2003	4,664	4,650
Additional paid-in capital	4,143,416	4,138,017
Cumulative distributions in excess of earnings	(223,218)	(180,261)
Redeemable common shares	(145,117)	—
Other comprehensive income	85	—

Total stockholders’ equity	3,779,830	3,962,406

Total liabilities and stockholders’ equity	$5,056,790	$4,925,293

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Rental income	$121,590	$68,505	$241,147	$121,290
Tenant reimbursements	31,365	16,176	63,388	25,416
Lease termination income	7,707	—	7,863	—

	160,662	84,681	312,398	146,706

Expenses:
Property operating costs	46,174	24,257	91,502	38,681
Asset and property management fees	5,893	3,091	11,442	5,526
General and administrative expense	4,256	2,015	7,574	3,876
Depreciation	24,258	24,853	48,255	43,866
Amortization	16,327	271	31,839	349

	96,908	54,487	190,612	92,298

Real estate operating income	63,754	30,194	121,786	54,408

Other income (expense):
Interest expense	(11,611)	(4,271)	(19,325)	(6,922)
Interest and other income	1,737	1,161	3,013	2,316
Equity in income of unconsolidated joint ventures	1,145	1,131	2,283	2,392
Loss on extinguishment of debt	(1,734)	(479)	(2,101)	(479)

	(10,463)	(2,458)	(16,130)	(2,693)

Income from continuing operations before minority interest	53,291	27,736	105,656	51,715

Minority interest in earnings of consolidated entities	151	—	277	—

Income from continuing operations	53,140	27,736	105,379	51,715

Discontinued operations:
Income from operations	276	249	661	634
Gain on sale	11,629	—	11,629	—

Income from discontinued operations	11,905	249	12,290	634

Net income	$65,045	$27,985	$117,669	$52,349

Per common share data-basic and diluted
Income from continuing operations	$0.11	$0.10	$0.23	$0.20
Income from discontinued operations	$0.03	$0.00	$0.02	$0.00

Net income	$0.14	$0.10	$0.25	$0.20

Weighted average shares outstanding - basic and diluted	464,441	283,903	463,917	258,575

Dividends declared per share	$0.18	$0.18	$0.35	$0.35

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2003

AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Shares	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2003	215,700	$2,157	$1,908,490	$(74,310)	—	$(387)	$1,835,950

Issuance of common stock	253,719	2,537	2,534,655	—	—	—	2,537,192
Redemptions of common stock	(4,369)	(44)	(43,646)	—	—	—	(43,690)
Dividends ($0.70 per share)	—	—	—	(226,636)	—	—	(226,636)
Commissions on stock sales and related dealer manager fees	—	—	(239,949)	—	—	—	(239,949)
Other offering costs	—	—	(21,533)	—	—	—	(21,533)
Components of comprehensive income:
Net income	—	—	—	120,685	—	—	120,685
Change in value of interest rate swap	—	—	—	—	—	387	387

Comprehensive income							121,072

Balance, December 31, 2003	465,050	$4,650	$4,138,017	$(180,261)	$—	$—	$3,962,406

Issuance of common stock	10,087	101	100,772	—	—	—	100,873
Redemptions of common stock	(8,748)	(87)	(87,401)	—	—	—	(87,488)
Dividends ($0.35 per share)	—	—	—	(160,626)	—	—	(160,626)
Commissions on stock sales and related dealer manager fees	—	—	(7,398)	—	—	—	(7,398)
Other offering costs	—	—	(574)	—	—	—	(574)
Redeemable common shares	—	—	—	—	(145,117)	—	(145,117)
Components of comprehensive income:
Net income	—	—	—	117,669	—	—	117,669
Change in value of interest rate swap	—	—	—	—	—	85	85

Comprehensive income							117,754

Balance, June 30, 2004	466,389	$4,664	$4,143,416	$(223,218)	$(145,117)	$85	$3,779,830

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$117,669	$52,349

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(2,283)	(2,392)
Minority interest in earnings of consolidated entities	277	—
Depreciation	48,442	44,278
Amortization	31,579	299
Loss on extinguishment of debt	2,101	479
Gain on sale	(11,629)	—
Changes in assets and liabilities:
Tenant receivables	(19,188)	(7,493)
Due to/from affiliates	—	34
Prepaid expenses and other assets	(1,260)	(4,799)
Accounts payable and accrued expenses	(4,127)	7,961
Deferred rental income	(745)	(2,205)
Distributions received from joint ventures	5,445	4,009

Total adjustments	48,612	40,171

Net cash provided by operating activities	166,281	92,520

Cash Flows from Investing Activities:
Investment in real estate and related assets	(157,247)	(793,003)
Contributions to joint ventures	—	(79)
Acquisition and advisory fees paid	(21,123)	(40,521)
Proceeds from sale	30,553	—

Net cash used in investing activities	(147,817)	(833,603)

Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	970,687	549,297
Repayments of lines of credit and notes payable	(791,631)	(601,074)
Dividends paid to stockholders	(162,700)	(87,605)
Issuance of common stock	100,873	1,044,285
Redemptions of common stock	(87,488)	(31,010)
Sales commissions and dealer manager fees paid	(6,455)	(96,037)
Other offering costs paid	(13,908)	(18,753)
Deferred financing costs paid	(9,406)	(4,379)
Other	(246)	—

Net cash (used in) provided by financing activities	(274)	754,724

Net increase in cash and cash equivalents	18,190	13,641

Cash and cash equivalents, beginning of period	$64,469	$45,464

Cash and cash equivalents, end of period	$82,659	$59,105

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

1. Organization

General

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories for investment purposes. Wells REIT was incorporated in 1997, commenced operations on June 5, 1998, and qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, or through Wells OP’s subsidiaries. Wells REIT is the sole general partner of Wells OP and Wells Capital, Inc. (the “Advisor”) is the sole limited partner of Wells OP. See Note 6 included herein for a further discussion of the Advisor. Wells OP owns certain properties directly or through wholly owned subsidiaries and has also entered into certain joint ventures with real estate limited partnerships sponsored by the Advisor, as well as certain joint ventures with parties not otherwise affiliated with Wells REIT or the Advisor. References to Wells REIT herein shall include all subsidiaries of Wells REIT, including Wells OP, its subsidiaries and any consolidated joint ventures.

At June 30, 2004, Wells REIT owned interests in 112 properties either directly or through joint ventures comprising approximately 24.9 million square feet of commercial office and industrial space located in 26 states and the District of Columbia. At June 30, 2004, these properties were approximately 97% leased.

Since its inception, Wells REIT has completed four public offerings of common stock at $10 per share providing approximately $4.8 billion in offering proceeds. Out of these proceeds, Wells REIT paid costs associated with the offerings of (1) approximately $163.2 million in acquisition and advisory fees and acquisition expenses, (2) approximately $453.7 million in selling commissions and dealer manager fees, and (3) approximately $62.1 million in organization and other offering costs. In addition, Wells REIT used approximately $152.1 million to redeem shares pursuant to Wells REIT’s share redemption program. The remaining offering proceeds of approximately $4.0 billion were primarily used to fund the purchase of real estate assets. As of June 30, 2004, no additional shares will be offered under these four prior public offerings.

Wells REIT registered an additional 100 million shares of common stock with the Securities and Exchange Commission (the “SEC”) for future issuances to our stockholders under our dividend reinvestment plan pursuant to a Registration Statement on Form S-3 (Commission File No. 333-114212), which was filed and became effective with the SEC on April 5, 2004.

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

Basis of Presentation

The consolidated financial statements of Wells REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2003.

Income Taxes

Wells REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Wells REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells REIT’s annual REIT taxable income (excluding capital gains) to stockholders. As a REIT, Wells REIT is generally not subject to federal income taxes. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Wells REIT is subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in the accompanying consolidated financial statements.

Stockholders’ Equity

The par value of investor proceeds raised is classified as common stock, with the remainder allocated to additional paid-in capital.

Wells REIT maintains a share redemption program that allows stockholders to redeem shares held at a specified price within certain limitations. Under Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” if the redemption of shares is outside the control of the issuer, such shares are required to be classified as mezzanine, or temporary, equity. Wells REIT’s share redemption program was amended for redemptions made beginning in January 2004. The amended plan modified the share redemption program by, among other things, removing the discretionary feature of approving redemption requests. Redemptions are limited to the aggregate proceeds received from the dividend reinvestment plan. Since cumulative funds received under the dividend reinvestment plan totaled approximately $297.2 million and aggregate redemptions to date totaled approximately $152.1 million at June 30, 2004, the difference of approximately $145.1 million has been recorded as redeemable common shares on the consolidated balance sheet and statement of stockholders’ equity.

Change in Accounting Estimate

In the first quarter of 2004, Wells REIT completed a review of its real estate related depreciation by performing an analysis of the components of each property type in an effort to determine weighted average composite useful lives of its real estate assets. As a result of this review, Wells REIT changed its estimate of the weighted average composite useful lives for building assets. Effective January 1, 2004, for all building assets, Wells REIT extended the weighted average composite useful life to 40 years from 25 years. This change resulted in an increase to net income of approximately $13.7 million or $0.03 per share and $27.7 million or $0.06 per share for the three and six months ended June 30, 2004, respectively. Wells REIT believes the change reflects the estimated useful lives of the assets and is consistent with prevailing industry practice.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform to the current period financial statement presentation, including but not limited to the reclassification noted in the following paragraph.

Through the first quarter 2004, Wells REIT and its unconsolidated joint ventures have reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in the consolidated statements of income. Beginning with the second quarter 2004, Wells REIT and its unconsolidated joint ventures are presenting this amortization as amortization expense in the consolidated statements of income, and have reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in previously reported net income. Additionally, in the consolidated balance sheets, the intangible lease liabilities have historically been netted with the intangible lease assets. Beginning in the second quarter 2004, Wells REIT is presenting below-market leases separately in the consolidated balance sheets as intangible lease liabilities. As such, these amounts included in the December 31, 2003 consolidated balance sheet have been reclassified to intangible lease liabilities to conform to the presentation in the current period.

2. Real Estate Assets

Disposition

On June 3, 2004, Wells REIT sold a four-story office building and 5.2 acres of adjacent land in Tampa, Florida, for gross sales proceeds of approximately $31.2 million. The property, 5104 Eisenhower Boulevard, was acquired in December 1998 for approximately $21.2 million. The transaction resulted in a gain of approximately $11.6 million.

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires, among other things, that the operating results of real estate assets sold be included in discontinued operations in the statements of income for all periods presented.

3. Lines of Credit and Notes Payable

Wells REIT has financed certain investments, acquisitions and developments through various borrowings as described below. On June 30, 2004, and December 31, 2003, Wells REIT had the following amounts outstanding, in thousands:

Facility	June 30, 2004	December 31, 2003
$86.0 million line of credit; accruing interest at LIBOR plus 175 basis points (2.84% at June 30, 2004); requiring interest payments monthly with principal due at maturity (September 2004); collateralized by various Novartis Building, Cinemark Building, Dial Building, ASML Building, Alstom Power-Richmond Building, Avnet Building, Agilent-Atlanta Building (1)	$—	$—

$500.0 million unsecured revolving line of credit; accruing interest at various rates of interest based on prime or LIBOR plus up to 1.625%; requiring interest payments monthly with principal payments due at maturity (April 2005)(2)	—	175,000

$50.0 million line of credit; accruing interest at LIBOR plus 175 basis points (2.84% at June 30, 2004); requiring interest payments monthly with principal due at maturity (June 2005); collateralized by various buildings	—	—

$90.0 million note payable; accruing interest at LIBOR plus 115 basis points; requiring interest payments monthly, with principal due at maturity (December 2006); subject to certain prepayment penalties; collateralized by the Nestle Building(2)	—	90,000

$120.0 million note payable; accruing interest at 5.0955%; requiring interest payments monthly with principal due at maturity (January 2014); subject to certain prepayment penalties; collateralized by the Leo Burnett Building	120,000	120,000

$115.2 million notes payable; accruing interest at 4.40%; requiring interest payments monthly with principal due at maturity (November 2007); subject to certain prepayment penalties; collateralized by the US Park Service and 1225 Eye Street Buildings	115,167	115,167

$112.3 million note payable; seller financed interest free loan obtained upon purchase of Aon Center Chicago Building in May 2003; Principal balance due upon maturity (January 2004); collateralized by the Aon Center Chicago Building (2)	—	112,347

$31.1 million note payable, assumed upon purchase of One Brattle Square Building in February 2004; accruing interest at 8.5% requiring interest and principal payments monthly through maturity (March 2028); subject to certain prepayment penalties through March 2008; collateralized by the Brattle Square Cambridge Building (3)	30,787	—

$21.1 million term note payable; accruing interest at LIBOR plus 85 basis points (1.94% at June 30, 2004); requiring interest payments monthly and principal due at maturity (March 2006); collateralized by the Merck New Jersey Property(4)	6,753	—

$350.0 million note payable; accruing interest at 4.84%; requiring interest payments monthly with principal due at maturity (June 2014); collateralized by the Harcourt Austin Building, Citicorp Englewood Building, Caterpillar Nashville Building, Keybank Parsippany Building, State Street Building, Aventis Northern NJ Building, Continental Casualty Orange County Building, NASA Washington DC Building, and the OCC Washington DC Building	350,000	—

$200.0 million note payable; accruing interest at 4.87%; requiring interest payments monthly with principal due at maturity (May 2014); collateralized by the Aon Center Chicago Building	200,000	—

Total lines of credit and notes payable	$822,707	$612,514

(1)	Due to the sale of Eisenhower Boulevard property (see Note 2), the maximum available under the line of credit decreased from $98.1 million to $86.0 million. Additionally, the facility was extended through September 2004.
(2)	Wells REIT terminated this facility in 2004.
(3)	In accordance with GAAP, a fair value calculation of the loan was performed upon acquisition and resulted in a step-up of approximately $4.0 million. At June 30, 2004, the outstanding principal balance on the note payable is approximately $27.2 million.
(4)	Wells REIT entered into an interest rate swap to hedge the term loan, resulting in Wells REIT paying a fixed rate of 2.75% of the balance outstanding at each payment date. The swap expires in July 2005.

During the three months ended June 30, 2004, Wells REIT entered into two long-term debt facilities for $200.0 million and $350.0 million, respectively. Each facility consists of non-recourse debt and is collateralized by specific properties (mentioned above). The facilities are also subject to covenant compliance, which includes, but is not limited to, maintaining certain operating ratios at the property level that are customary for facilities of this nature.

4. Supplemental Disclosures of Non-Cash Investing and Financing Activities

	For the six months ended June 30, (in thousands)
	2004	2003
Acquisition and advisory fees applied to investments	$357	$35,094

Acquisition and advisory fees due to affiliate	$1,594	$2,651

Other offering costs due to affiliate	$—	$2,390

Sales commissions payable	$3,748	$5,543

Acquisition of intangible lease liability	$2,316	$15,980

Dividends payable	$11,541	$9,532

Accrued capital expenditures	$2,605	$5,408

Due from affiliates	$7,391	$1,807

Assumption of loan upon acquisition of property	$31,136	$112,347

Other liabilities assumed at acquisition	$—	$19,064

5. Commitments and Contingencies

Properties Under Construction

As of June 30, 2004, Wells REIT had two executed construction agreements with an unrelated third party for the purpose of constructing one building (“Merck New Jersey”) and one building expansion (“TRW Denver”). The table below details the status of the properties under construction as of June 30, 2004:

Property	Total Projected Cost	Construction Costs to Date	Expected Future Costs	Expected Completion Date
Merck New Jersey	$21.2 million	$6.3 million	$14.9 million	June 2005
TRW Denver	$15.0 million	$0.6 million	$14.4 million	June 2005

Properties Under Contract

As of June 30, 2004, Wells REIT had a contract to acquire one building for a total purchase price of approximately $30.0 million. This property was acquired subsequent to period end as discussed in Note 8. Approximately $0.5 million was held in escrow related to this acquisition at June 30, 2004, which was included in prepaid and other assets in the consolidated balance sheet.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expend certain amounts of capital to expand an existing property, construct on adjacent property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At June 30, 2004, no tenants have exercised such options which have not been fully satisfied as of that date, except as noted above.

Earn-out Agreements

Wells REIT acquired certain properties subject to purchase agreements that require Wells REIT to pay additional consideration to the seller provided certain unleased space is leased within a specified period after closing based on a pre-determined formula. During the three and six months ended June 30, 2004 and 2003, no payments were made under these agreements. Subsequent to period end, approximately $1.2 million was incurred under the earn-out agreement in place at the GMAC building.

Leasehold Property Obligations

Certain properties are subject to ground leases with various expiration dates as disclosed in the Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2003.

Take-out Purchase and Escrow Agreement

During the second quarter of 2004, Wells REIT entered into two Take-out Purchase and Escrow Agreements (the “Take-out Agreements”) with programs sponsored by an affiliate of the Advisor. Under the terms of the Take-out Agreements, Wells REIT has committed to purchase any un-sold co-tenancy interests in properties acquired by subsidiaries of Wells Management Company, Inc. (“Wells Management”), an affiliate of the Advisor (see Note 6 below), by the Offering Period End Date, as defined (see table below). Wells Management acquired these properties with the intent of selling co-tenancy interests in each property to persons seeking qualified replacement property pursuant to Section 1031 of the Code. In consideration for these commitments, Wells REIT received fees aggregating approximately $0.4 million for the six months ended June 30, 2004.

Information on the Take-out Agreements, including Wells REIT’s potential exposure under the Take-out Agreements at June 30, 2004, is as follows:

Property	Property Acquisition Date	Offering Period End Date	Initial Maximum Exposure	Remaining Exposure at June 30, 2004	Fee Earned
Irving, TX	April 27, 2004	October 27, 2004	$14.5 million	$2.1 million	$0.2 million
Orlando, FL	May 19, 2004	November 19, 2004	$12.7 million	$12.7 million	$0.2 million

Litigation

On October 9, 2003, Stephen L. Flood, the Luzerne County, Pennsylvania, Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants including Wells REIT, Wells Investment Securities, Inc. (“WIS”), the dealer manager, and Wells Real Estate Funds, Inc., the parent company of both the Advisor and WIS (“Wells Defendants”). The complaint alleges, among other things, (1) that certain former members of the Luzerne Board named as defendants invested $10 million in Wells REIT common stock on behalf of the Plan, (2) that certain former board members of the Luzerne Board named as defendants breached their fiduciary duties to the Plan by, among other things, permitting the investment of the Plan’s funds in investments not suitable for the Plan because they were long-term illiquid investments, permitting the Plan to pay excessive fees and commissions to co-defendants, and accepting political contributions in exchange for awarding advisory and management agreements, (3) that the Wells Defendants and others knew or should have known that the investment, and the fees and commissions associated with the investment, was not a proper investment for the Plan because it was a long-term illiquid investment, (4) that the Wells Defendants and others knew or should have known that certain Luzerne Board members and certain investment advisors and managers were breaching their fiduciary duties to the Plan, (5) that the defendants engaged in and conspired to engage in an improper scheme to intentionally defraud the Plan and (6) that the investment was not approved by a majority of the Luzerne Board at a public meeting and, consequently, the investment was an inappropriate and void action. The Plan is seeking damages of not less than $25 million, treble damages and punitive damages from all defendants on a joint and several liability basis. Management believes that this lawsuit is without merit with respect to the Wells Defendants. While it is premature to determine the likely outcome of this lawsuit, management does not believe that a reserve for a loss contingency is necessary.

6. Related-Party Transactions

Advisory Agreement

Wells REIT has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to specified fees in consideration for certain services with regard to the offering of shares to the public and investment of funds in real estate projects. The current Advisory Agreement has been extended by our board of directors until October 25, 2004.

Under the terms of the Advisory Agreement, Wells REIT is required to pay the Advisor the following for services rendered:

•	Acquisition and advisory fees and acquisition expenses of 3.5% of gross offering proceeds, subject to certain limitations;

•	Reimbursement of organization and offering costs paid by the Advisor on behalf of Wells REIT, not to exceed 3% of gross offering proceeds;

•	For any property sold by Wells REIT, a disposition fee of the lesser of 50% of a competitive real estate commission or 3.0% of the sales price of the property, subordinated to the payment of dividends to stockholders equal to the sum of the stockholders’ invested capital plus an 8% return on invested capital;

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

Acquisition and advisory fees and acquisition expenses, as well as organizational and offering costs are shown below (in thousands) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Acquisition and advisory fees & acquisition expenses	$1,594	$20,981	$3,531	$35,463
Organizational and offering costs	$228	$5,698	$504	$10,489

Wells REIT incurred no disposition, incentive or listing fees during the six months ended June 30, 2004 or 2003.

Under an agreement which may be cancelled by either party with thirty days’ notice, the Advisor has agreed to reduce the acquisition and advisory fees by the amounts attributable to shares redeemed under the share redemption program as shown below (in thousands) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Redemptions	$31,399	$18,055	$87,488	$31,007
Reduction of acquisition & advisory fee	$1,099	$632	$3,062	$1,085

Administrative Services Reimbursement

Wells REIT has no direct employees. The employees of the Advisor and Wells Management perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for Wells REIT. The Advisor and Wells Management bill Wells REIT for their services based on time spent by administrative personnel. These expenses are included in general and administrative expenses in the consolidated statements of income. These expenses totaled $2.0 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and $3.7 million and $2.0 million for the six months ended June 30, 2004 and 2003, respectively.

Asset and Property Management Agreement

Wells REIT has entered into an asset and property management agreement with Wells Management. In consideration for asset management services and for supervising the management and leasing of Wells REIT’s properties, Wells REIT pays asset and property management fees to Wells Management an amount equal to the lesser of (a) 4.5% of gross revenues or (b) 0.6% (per annum) of the net asset value of the properties (excluding vacant properties) owned by Wells REIT. These expenses totaled $5.1 million and $2.9 million for the three months ended June 30, 2004 and 2003, respectively, and $10.2 million and $5.1 million for the six months ended June 30, 2004 and 2003, respectively. Additionally, a separate fee for the initial lease-up of newly constructed properties is generally paid in conjunction with the receipt of the first month’s rent. No such costs were incurred in the three or six months ended June 30, 2004. However, these costs totaled approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2003, respectively.

Dealer Manager Agreement

Wells REIT entered into a dealer manager agreement with WIS, whereby WIS performed dealer manager services for offerings of Wells REIT. For these services, WIS earned selling commissions of approximately 7% of the gross proceeds from the sale of the shares of Wells REIT, the majority of which have been reallowed to participating broker-dealers. The amount of these commissions is shown below (in thousands) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Commissions	$3,187	$43,225	$7,061	$73,100
Portion of commissions reallowed	In excess of 99%	In excess of 99%	In excess of 99%	In excess of 99%

Additionally, WIS earned a dealer manager fee of 2.5% of the gross offering proceeds at the time the shares are sold. Under the dealer manager agreement, up to 1.5% of gross offering proceeds may be reallowed to participating broker-dealers. Under an additional agreement, WIS has agreed to reduce the dealer manager fee by 2.5% of the gross redemptions for shares redeemed under Wells REIT’s share redemption plan which may be cancelled by either party with thirty days’ notice. The amount of these fees, reductions, and reallowances are shown below (in thousands) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Dealer manager fees	$1,138	$14,986	$2,522	$25,332
Reallowance of fees to broker dealers	$554	$7,164	$1,255	$12,117
Reduction in fees related to share redemption	$785	$451	$2,187	$775

Due From Affiliates

Due from affiliates included in the consolidated balance sheets represents (1) Wells REIT’s share of the cash to be distributed from its joint venture investments, (2) amounts owed by the Advisor and WIS relating to share redemptions, and (3) other amounts payable to Wells REIT from other related parties.

7. Economic Dependency

Wells REIT has engaged Wells Management and the Advisor to provide asset management services and supervise the management and leasing of properties owned by Wells REIT as well as other administrative responsibilities for Wells REIT including accounting services and investor relations. As a result of these relationships, Wells REIT is dependent upon Wells Management, the Advisor and other affiliates of the Advisor to provide certain services which are essential to Wells REIT including certain asset management and property management services, asset acquisition and disposition services and other administrative responsibilities under agreements, some of which have terms of one year or less. In the event that these companies were unable to provide Wells REIT with the respective services, Wells REIT would be required to find alternative providers of these services.

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, the Advisor, and certain affiliates of the Advisor relating to Wells Real Estate Fund I, a public limited partnership and affiliate of the Advisor (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

8. Subsequent Events

On July 7, 2004, Wells REIT purchased a four-story office building containing approximately 210,000 rentable square feet located on an approximately 14-acre tract of land at 1075 West Entrance Drive in Auburn Hills, Michigan (“1075 West Entrance Building”). The purchase price of the 1075 West Entrance Building was approximately $29.6 million, plus closing costs, which was partially funded through the assumption of a $14.5 million loan secured by the property. The loan carries an annual interest rate of 8.2% and matures in January 2012. The 1075 West Entrance Building, which was built in 2001, is entirely leased to Electronic Data Systems Corporation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto.

Liquidity and Capital Resources

From the commencement of our initial public offering in January 1998 through December 31, 2003, we raised significant funds through the sale of our common stock in four public offerings. Proceeds from these sales of common stock, net of offering costs and expenses, were used primarily for the acquisition of real estate properties and for certain capital expenditures identified at the time of acquiring certain properties. We do not anticipate receiving significant proceeds in the future from the sale of our common stock as all remaining public offering shares under the fourth offering were sold during the year ended December 31, 2003. We expect to continue to receive proceeds from shares issued under our dividend reinvestment plan; however, a substantial portion of these funds will be used to fund redemptions of our shares of common stock as approved by our board of directors.

We expect that our primary source of future cash flows will be cash provided by operating activities that are primarily generated from the operations of our properties and distributions from joint ventures in which we hold an interest. Additionally, we expect to raise a limited amount of funds through our dividend reinvestment plan (net of redemptions paid), and we may generate cash through the selective and strategic sale of certain operating properties. Dividends paid will be dependent upon the amount of cash we generate from operating activities and on our expectations of future cash flows and determination of near term cash needs for capital improvements, tenant re-leasing, share redemptions and debt repayments. To the extent the expected cash available changes significantly, the dividends declared by the board of directors may be adjusted.

Short–Term Liquidity and Capital Resources

During the six months ended June 30, 2004, we generated approximately $166.3 million of cash flow from operating activities. This cash was generated primarily from revenues at our properties and cash flow distributions from our unconsolidated joint ventures net of direct property operating expenses, management fees, general administrative expenses, and interest expense. From cash flows from operating activities, we paid dividends to stockholders of approximately $162.7 million. During the six months ended June 30, 2004, we raised approximately $100.9 million from issuances of common stock (primarily pursuant to our dividend reinvestment plan), substantially all of which was used to redeem shares pursuant to our share redemption program. During the six months ended June 30, 2004, we raised approximately $179.1 million from notes payable and lines of credit. Of this amount, we repaid all of our existing line of credit debt, extinguishing the Bank of America $500 million facility in May 2004. In addition, we paid $20.4 million in offering related costs and $21.1 million in acquisition and advisory fees. During the six months ended June 30, 2004, we incurred approximately $10.0 million in capital expenditures at our existing properties, excluding the build to suit and expansion projects as discussed in Note 5 of the accompanying consolidated financial statements. At June 30, 2004, we had approximately $82.7 million in cash and cash equivalents.

On June 3, 2004, we sold a four-story office building and 5.2 acres of adjacent land in Tampa, Florida, for proceeds of approximately $30.6 million. The property, 5104 Eisenhower Boulevard, was acquired in December 1998 for approximately $21.2 million.

On April 20, 2004, we closed on a $200.0 million 10-year term loan collateralized by the Aon Center Chicago Building, and on May 25, 2004, we obtained a $350 million 10-year term loan facility with Morgan Stanley. The $350 million 10-year term loan is non-recourse to Wells REIT and is secured by first priority mortgages against certain properties as discussed in Note 3 of the accompanying notes to our consolidated financial statements. We used a substantial portion of the proceeds from the $200 million and $350 million 10-year term loans to repay in full and terminate our existing $500 million credit facility with Bank of America N.A. and reduce our exposure under other lines of credit.

During the six months ended June 30, 2004, investors redeemed approximately $87.5 million in shares under the terms of our share redemption program. Under the program, there was an aggregate of approximately $97.2 million available for redemptions in 2004, of which 20% of this amount has been set aside to fund redemptions upon the death of a stockholder. During the second quarter of 2004, we reached our annual redemption limit for 2004, excluding those shares set aside for redemptions upon the death of a stockholder. Accordingly, we will be unable to honor any additional redemption requests this year, except for redemption requests relating to the death of a stockholder. Subsequent redemption requests made in 2004 will not be eligible for redemption until the first quarter of 2005, subject to our board’s ability to modify the terms of or terminate our share redemption program, which may include changing the redemption price paid for shares redeemed in the future, with 30 days’ notice at any time in its discretion.

Over the next twelve months, we do not anticipate any significant changes to our portfolio or financing arrangements. We project that cash flows from operations will be sufficient to maintain our dividend, as well as make necessary capital improvements at our properties. We do not anticipate substantial changes to our debt structure, as most of the outstanding borrowings are now in long-term, fixed rate facilities. Any excess cash provided from the dividend reinvestment program in the future, after redemptions and capital expenditures, could be used to fund further acquisitions, as appropriate investment properties are identified. We acquired one property in July 2004 for a purchase price of approximately $29.6 million, as discussed in Note 8 of the accompanying notes to our consolidated financial statements, but do not have further properties identified for purchase as of the date of this report. Cash flows from operations in future periods should remain relatively consistent with the six months ended June 30, 2004; however, cash flows from investing and financing activities should decrease as the portfolio has generally completed its acquisition and capital raising phase and entered into long-term fixed rate debt facilities.

Long–Term Liquidity and Capital Resources

We expect that our future sources of capital will be derived from net cash flows from property operations, proceeds from secured or unsecured financings from banks and other lenders, shares issued under our dividend reinvestment plan, net of share redemptions, and the selective and strategic sale of properties.

We anticipate our future long-term liquidity requirements will include, but not be limited to, scheduled debt maturities, renovations, expansions and other significant capital improvements at our properties and property acquisitions and investments in real estate ventures. Since our fourth offering of common stock closed, we anticipate real estate acquisition activity to decrease significantly from the pace in 2003.

We expect substantially all net cash from operations will be used to pay dividends after payment of operating expenses and certain capital expenditures at our properties. To the degree that cash flows provided by operations are lower due to lower returns on properties, dividends paid may be lower. We anticipate a substantial portion of proceeds raised from sales of shares under our dividend reinvestment plan will be used to fund redemptions with any excess being utilized for capital improvements or expansion at our properties or to fund or partially fund new property acquisitions. We do not expect any significant increase in our ratio of borrowings to total assets in the future, so we do not expect borrowings to be a significant new source of capital for us. Our cash flow from operations depends significantly on market rents and the ability of tenants to make rental payments. We believe that the diversity of our tenant base and the focus placed on relatively high credit quality tenants helps mitigate the risk of tenant bankruptcies. Conversely, economic downturns in general or in one or more of our core markets could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs and maintain distributions to stockholders at current levels would be adversely affected.

All of our debt outstanding at June 30, 2004 is long-term debt with fixed interest rates and maturities ranging from 2007 to 2028. Our secured line of credit with SouthTrust Bank (no amounts outstanding at June 30, 2004) was extended through September 2004. In the second quarter of 2005, the $50.0 million (no amounts outstanding at June 30, 2004) secured line of credit, also with Bank of America N.A., will expire. We are currently investigating opportunities to replace or extend these facilities to provide cash on a short-term basis as needed for future periods that exceed our current borrowings.

Results of Operations

As of June 30, 2004, we owned interests in 112 real estate properties that were approximately 97% leased. Our results of operations have changed significantly for each period presented primarily as a result of the additional properties acquired during the periods subsequent to December 31, 2002. We expect virtually all components of the statement of income will increase in 2004 as compared to 2003 as a result of owning real estate assets acquired during the year ended December 31, 2003 for a full year, but relationships, as noted below, between the components should remain comparable. However, we do not anticipate results of operations in future periods to change significantly from the three and six months ended June 30, 2004 at this time, unless identified below. We do not expect that the operating results of individual properties will change significantly in the near term, as the rental revenues are generally based on long-term leases that do not allow for significant increases in rental income and the majority of our in-place leases do not expire in the near term. Additionally, we generally do not expect a significant increase in operating expenses at existing properties, but to the extent that operating expenses do increase, the majority of our in-place leases have clauses that require the tenants to bear the substantial majority of the burden of such increases.

Comparison of the three months ended June 30, 2004 vs. the three months ended June 30, 2003

Rental income increased by $53.1 million during the three months ended June 30, 2004 to $121.6 million from $68.5 million for the three months ended June 30, 2003. Of this increase, $52.0 million relates to properties acquired or developed subsequent to March 31, 2003. Tenant reimbursements increased by $15.2 million, during the three months ended June 30, 2004 to $31.4 million from $16.2 million for the three months ended June 30, 2003. Substantially all of this increase relates to properties acquired or developed subsequent to March 31, 2003. Tenant reimbursements were equivalent to 67% and 66% of the property operating expenses for the three months ended June 30, 2004 and 2003, respectively.

Lease termination income was $7.7 million for the three months ended June 30, 2004. The income primarily relates to one transaction, the termination of a portion of the Metris Direct, Inc. lease at the 10900 Wayzata Boulevard Building (f/k/a the Metris Minnesota Building). At the time of the lease termination, a new long-term lease was executed with Siemens Real Estate, Inc. for all the vacated space. There were no termination fees recorded during the three months ended June 30, 2003. Lease termination income for the three months ended June 30, 2004 is not expected to be comparable to future periods as such income will be dependent upon the execution of such agreements that are deemed in the best interest of the portfolio over the long-term.

Property operating expenses increased by $21.9 million during the three months ended June 30, 2004 to $46.2 million from $24.3 million for the three months ended June 30, 2003. Of this increase, $21.5 million relates to properties acquired or developed subsequent to March 31, 2003. Property operating costs represented approximately 30% and 29% of the sum of the rental income and tenant reimbursements revenue for the three months ended June 30, 2004 and 2003, respectively.

Asset and property management fees increased by $2.8 million during the three months ended June 30, 2004 to $5.9 million from $3.1 million for the three months ended June 30, 2003. Of this increase, $2.5 million relates to properties acquired or developed subsequent to March 31, 2003. Asset and property management fees as a percentage of the sum of rental income and tenant reimbursements revenue amounts for the three months ended June 30, 2004 and 2003, were equivalent to approximately 4% for both periods.

General and administrative expense increased by $2.3 million during the three months ended June 30, 2004 to $4.3 million from $2.0 million for the three months ended June 30, 2003. This increase is primarily attributable to an increase in stockholders and related reporting costs, as well as an increase in administrative salary reimbursements related to a larger portfolio as compared to prior year. General and administrative expense represents approximately 3% and 2% of total property revenues (excluding lease termination income) for the three months ended June 30, 2004 and 2003, respectively.

Depreciation expense decreased by $0.6 million during the three months ended June 30, 2004 to $24.3 million from $24.9 million for the three months ended June 30, 2003. This decrease is primarily due to the change in depreciable lives of real estate assets effective January 1, 2004, partially offset by the acquisition of properties since March 31, 2003. The change in depreciable lives during the current period resulted in approximately $13.7 million less depreciation than if no change in depreciable lives had occurred, as discussed in Note 1 of the accompanying consolidated financial statements. The depreciation for properties acquired after March 31, 2003 would have increased by $13.2 million, absent any change in depreciable lives from 25 years to 40 years. Depreciation expense represented approximately 20% and 36% of rental income for the three months ended June 30, 2004 and 2003, respectively, with the change primarily due to the change in depreciable lives.

Amortization increased by $16.0 million during the three months ended June 30, 2004 to $16.3 million from $0.3 million for the three months ended June 30, 2003. This increase is primarily due to the adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), resulting in more acquired assets being classified as intangible lease assets and lease origination assets compared to prior periods resulting in additional amortization expense, as well as the signing of certain second-generation leases at some of our properties and initial leases at recently developed properties. It is expected that amortization of deferred lease costs and intangible lease assets will increase during the remainder of 2004 compared to the same periods in 2003 as a full period of amortization expense is recognized relating to our 2003 property acquisitions and as more second-generation leases are entered into in future periods.

Interest expense increased by $7.3 million during the three months ended June 30, 2004 to $11.6 million from $4.3 million for the three months ended June 30, 2003. Interest expense on the bonds related to the Ingram Micro Building and ISS Atlanta Buildings and amortization expense for the three months ended June 30, 2004 and June 30, 2003 were comparable. Interest expense related to third parties for the three months ended June 30, 2004 increased as compared to the three months ended June 30, 2003, due to significantly higher average amounts of borrowings outstanding and comparable interest rates during the two periods. Interest expense in the future will be dependent upon the amount of borrowings outstanding, current interest rates, and the deferred financing costs associated with obtaining debt facilities. Interest expense in future quarters is expected to be somewhat higher than the three months ended June 30, 2004 as we entered into certain long-term debt facilities that have higher interest rates than the rates that we experienced for the first part of the quarter under our lines of credit in order to mitigate our exposure to rising interest rates.

Interest and other income increased by $0.5 million during the three months ended June 30, 2004 to $1.7 million from $1.2 million for the three months ended June 30, 2003. Interest income of $1.1 million in each period was attributable to interest on the bonds related to the Ingram Micro Building and ISS Atlanta Buildings for the three months ended June 30, 2004 and 2003, respectively, which is offset by the related interest expense associated with the bonds resulting in no net impact to our net income. The remainder in each period represents interest earned on cash generated from operations between distribution payments. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be significant or change significantly from the amount earned during the three months ended June 30, 2004. In addition to interest income, during the three months ended June 30, 2004, we earned approximately $0.4 million of take out fees related to our participation in the Advisor’s 1031 Program which may not be indicative of amounts earned in future periods as such income is dependent upon the continuation and growth of the program and our continued involvement.

Equity in income of unconsolidated joint ventures was $1.1 million during the three months ended June 30, 2004 and June 30, 2003 and is not expected to change significantly in future periods absent any additional investment in unconsolidated joint ventures or unexpected changes in the operations of the underlying properties.

Loss on extinguishment of debt increased by $1.2 million during the three months ended June 30, 2004 to $1.7 million from $0.5 million for the three months ended June 30, 2003. In May 2004, we repaid in full and terminated our $500 million credit facility with Bank of America, N.A. and charged $1.7 million in associated unamortized deferred financing costs to earnings. In April 2003, we terminated our $110.0 million credit facility with Bank of America, N.A. and charged $0.5 million in associated unamortized deferred financing costs to earnings. Loss on extinguishment of debt for the three months ended June 30, 2004 and June 30, 2003 is not expected to be indicative of amounts in future periods as such costs are generally dependent upon altering our financing structure and we have no plans for significantly changing our current financing structure.

Discontinued operations for the three months ended June 30, 2004 were $11.9 million, consisting entirely of operations and the disposition of the Eisenhower Boulevard Building as discussed in Note 2 of the accompanying consolidated financial statements. Net operations for the period from April 1, 2004 through the date of sale, June 3, 2004, and the three months ended June 30, 2003 were $0.3 million and $0.2 million, respectively. The gain recognized on the sale of the property was $11.6 million. There were no dispositions for the three months ended June 30, 2003.

Earnings per share for the three months ended June 30, 2004 was $0.14 compared to $0.10 for the three months ended June 30, 2003. This increase is primarily a result of the recognition of lease termination income related to the Metris lease termination, and the gain on sale of the Eisenhower Boulevard Building occurring in the second quarter 2004, which together generated approximately $0.04 net income per share. Earnings per share for the three months ended June 30, 2004 reflects the change in depreciable lives of real estate assets from 25 years to 40 years which resulted in an increase in earnings of approximately $0.03 per share, that was essentially offset by the impact of the increased amortization of $0.03 per share during the three months ended June 30, 2004 as a result of FAS 141 adoption. Other than these items, operations remained relatively consistent on a per share basis and would not be expected to change significantly from earnings of $0.10 per share per quarter.

Comparison of the six months ended June 30, 2004 vs. the six months ended June 30, 2003

Rental income increased by $119.8 million during the six months ended June 30, 2004 to $241.1 million from $121.3 million for the six months ended June 30, 2003. Of this increase, $119.1 million relates to properties acquired or developed subsequent to December 31, 2002. Tenant reimbursements increased by $38.0 million, during the six months ended June 30, 2004 to $63.4 million from $25.4 million for the six months ended June 30, 2003. Substantially all of this increase relates to properties acquired or developed subsequent to December 31, 2002. Tenant reimbursements were equivalent to 69% and 65% of the property operating expenses for the six months ended June 30, 2004 and 2003, respectively.

Lease termination income was $7.9 million for the six months ended June 30, 2004. The income primarily relates to one transaction, the termination of a portion of the Metris Direct, Inc. lease at the 10900 Wayzata Boulevard Building (f/k/a the Metris Minnesota Building). At the time of the lease termination, a new long-term lease was executed with Siemens Real Estate, Inc. for all the vacated space. No lease termination events occurred during the six months ended June 30, 2003. Lease termination for the six months ended June 30, 2004 is not expected to be comparable to future periods as such income will be dependent upon the execution of such agreements that are deemed in the best interest of the portfolio over the long-term.

Property operating expenses increased by $52.8 million during the six months ended June 30, 2004 to $91.5 million from $38.7 million for the six months ended June 30, 2003. Of this increase, $52.3 million relates to properties acquired or developed subsequent to December 31, 2002. Property operating costs represented 30% and 26% of the sum of the rental income and tenant reimbursements revenue for the six months ended June 30, 2004 and 2003, respectively. The increase in property operating costs as a percentage of the sum of rental income and tenant reimbursements is primarily due to the acquisition of certain full-service multi-tenant properties in 2003 that have a significantly higher ratio of property operating costs to revenues.

Asset and property management fees increased by $5.9 million during the six months ended June 30, 2004 to $11.4 million from $5.5 million for the six months ended June 30, 2003. Of this increase, $5.5 million relates to properties acquired or developed subsequent to December 31, 2002. Asset and property management fees as a percentage of the sum of rental income and tenant reimbursements revenue for the six months ended June 30, 2004 and 2003, were equivalent to approximately 4% for both periods.

General and administrative expense increased by $3.7 million during the six months ended June 30, 2004 to $7.6 million from $3.9 million for the six months ended June 30, 2003. This increase is primarily attributable to an increase in stockholders and related reporting costs, as well as an increase in administrative salary reimbursements related to a larger portfolio as compared to prior year. General and administrative expense represents approximately 2% and 3% of total property revenues (excluding lease termination income) for the six months ended June 30, 2004 and 2003, respectively.

Depreciation expense increased by $4.4 million during the six months ended June 30, 2004 to $48.3 million from $43.9 million for the six months ended June 30, 2003. This increase is primarily due to the acquisition of properties since December 31, 2002, partially offset by the change in depreciable lives of real estate assets effective January 1, 2004. The change in depreciable lives during the current period resulted in approximately $27.7 million less depreciation than if no change in depreciable lives had occurred, as discussed in Note 1 of the accompanying consolidated financial statements. The depreciation for properties acquired after December 31, 2002 would have increased by $32.1 million, absent any change in depreciable lives from 25 years to 40 years. Depreciation expense represented approximately 20% and 36% of rental income for the three months ended June 30, 2004 and 2003, respectively, with the change primarily due to the change in depreciable lives.

Amortization increased by $31.5 million during the six months ended June 30, 2004 to $31.8 million from $0.3 million for the six months ended June 30, 2003. The increase is primarily due to the adoption of FAS 141, resulting in more acquired assets being classified as intangible lease assets and lease origination assets compared to prior periods resulting in additional amortization expense, as well as the signing of second-generation leases at some of our properties and initial leases at recently developed properties. It is expected that amortization of deferred leasing costs and intangible lease assets will increase during the remainder of 2004 compared to the same periods in 2003 as a full period of amortization expense is recognized relating to our 2003 property acquisitions and as more second-generation leases are entered into in future periods.

Interest expense increased by $12.4 million during the six month period ended June 30, 2004 to $19.3 million from $6.9 million for the six months ended June 30, 2003. Interest expense on the bonds related to the Ingram Micro Building and ISS Atlanta Buildings and amortization expense for the six months ended June 30, 2004 and June 30, 2003 are comparable. Interest expense related to third parties for the six months ended June 30, 2004 increased as compared to the six months ended June 30, 2003, due to significantly higher average amounts of borrowings outstanding and comparable interest rates during the two periods. Interest expense in future quarters is expected to be somewhat higher than the six months ended June 30, 2004 as we entered into certain long-term debt facilities that have higher interest rates than the rates that we experienced for the part of the year under our lines of credit in order to mitigate our exposure to rising interest rates.

Interest and other income increased $0.7 million during the six months ended June 30, 2004 to $3.0 million from $2.3 million for the six months ended June 30, 2003. Interest income of approximately $2.2 million in each period was attributable to interest on the bonds related to the Ingram Micro Building and ISS Atlanta Buildings for the six months ended June 30, 2004 and 2003, respectively, which is offset by the related interest expense associated with the bonds resulting in no net impact to our net income. The remainder in each period represents interest earned on cash generated from operations between distribution payments. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be significant or change significantly from the amount earned during the six months ended June 30, 2004. In addition to interest income, during the six months ended June 30, 2004, we earned approximately $0.4 million of take out fees related to our participation in the Advisor’s 1031 Program which may not be indicative of amounts earned in future periods as such income is dependent upon the continuation and growth of the program and our continued involvement.

Equity in income of unconsolidated joint ventures was $2.3 million and $2.4 million during the six months ended June 30, 2004 and June 30, 2003, respectively, and is not expected to change significantly in future periods absent any additional investment in unconsolidated joint ventures or unexpected changes in the operations of the underlying properties.

Loss on extinguishment of debt increased by $1.6 million during the six months ended June 30, 2004 to $2.1 million from $0.5 million for the six months ended June 30, 2003. In May 2004, we repaid in full and terminated our $500 million credit facility with Bank of America, N.A. and charged $1.7 million in associated unamortized financing costs to earnings. In addition, $0.4 million of unamortized loan costs associated with the Nestle debt were charged to earnings as the debt was repaid in full. In April 2003, we terminated our $110 million credit facility with Bank of America, N.A. and charged $0.5 million in associated unamortized deferred financing costs to earnings. Loss on extinguishment of debt for the six months ended June 30, 2004 and June 30, 2003 is not expected to be indicative of amounts in future periods as such costs are generally dependent upon altering our financing structure and we have no plans for significantly changing our current financing structure.

Discontinued operations for the six months ended June 30, 2004 were $12.3 million, consisting entirely of operations and the disposition of the Eisenhower Boulevard Building as discussed in Note 2 of the accompanying consolidated financial statements. Net operations for the period from January 1, 2004 through the date of sale, June 3, 2004, and the six months ended June 30, 2003 were $0.7 million and $0.6 million, respectively. The gain recognized on the sale of the property was $11.6 million. There were no dispositions for the six months ended June 30, 2003.

Earnings per share for the six months ended June 30, 2004 was $0.25 compared to $0.20 for the six months ended June 30, 2003. This increase is primarily a result of the recognition of lease termination income related to the Metris lease termination, and the gain on sale of the Eisenhower Boulevard Building occurring in the second quarter 2004, which together generated approximately $0.04 net income per share. Earnings per share for the six months ended June 30, 2004 reflects the change in depreciable lives of real estate assets from 25 years to 40 years which resulted in an increase in earnings of approximately $0.06 per share, that was essentially offset by the impact of the increased amortization of $0.07 per share during the six months ended June 30, 2004 as a result of the adoption of FAS 141. Other than these items, operations remained relatively consistent on a per share basis and would not be expected to change significantly from earnings of $0.20 per share per quarter.

Funds From Operations

Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), generally means net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”) excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that FFO may be helpful to investors as a measure of the performance of an equity REIT. However, our calculation of FFO, while consistent with NAREIT’s definition, may not be comparable to similarly titled measures presented by other REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following table reflects, in thousands, the calculation of FFO for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income	$65,045	$27,985	$117,669	$52,349
Add:
Depreciation of real assets	24,316	25,060	48,442	44,278
Amortization of lease related costs	16,357	271	31,915	349
Depreciation and amortization – unconsolidated partnerships	1,173	779	2,423	1,565
Subtract:
Gain on sale of properties	11,629	—	11,629	—

FFO	$95,262	$54,095	$188,820	$98,541

Weighted average shares outstanding	464,441	283,903	463,917	258,575

Through the first quarter 2004, we (and our unconsolidated joint ventures) have reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in our consolidated statements of income. Beginning with the second quarter 2004, we (and our unconsolidated joint ventures) present this amortization as amortization expense in our consolidated statements of income, and have reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in previously reported net income, but does result in an increase in Funds From Operations of approximately $10.3 million and $20.0 million for the three and six months ended June 30, 2004, respectively. The primary purpose of this change is to more closely align our presentation of such costs with similar costs as classified by other companies in the real estate industry.

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In accordance with GAAP, we recognized straight-line rental revenue of $7.7 million and $4.3 million during the three months ended June 30, 2004 and 2003, respectively, and $12.9 million and $5.1 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

•	The amortization of deferred financing costs in the accompanying consolidated statements of income totaled approximately $0.7 million and $0.6 million for the three months ended June 30, 2004 and 2003, respectively, and $1.5 million and $1.1 million for the six months ended June 30, 2004 and June 30, 2003, respectively. Additionally, the loss on extinguishment of debt in the accompanying consolidated statements of income totaled approximately $1.7 million and $0.5 million for the three months ended June 30, 2004 and 2003, respectively, and $2.1 million and $0.5 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

•	The amount of deferred financing costs paid totaled approximately $9.3 million and $4.4 million for the three months ended June 30, 2004 and 2003, respectively, and $9.4 million and $4.4 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

•	The amortization of intangible lease assets and intangible lease liabilities in the accompanying consolidated statements of income totaled approximately $1.1 million and $0.6 million for the three months ended June 30, 2004 and 2003, respectively, and $1.9 million and $1.1 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

REIT Qualification

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with the taxable year ended December 31, 1998. As a REIT, we are generally not subject to federal income tax. If we were to fail to qualify as a REIT in any taxable year, we would become subject to federal income taxes on taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could materially adversely affect our financial condition, results of operations, and net cash available for distribution to stockholders. However, we believe that we are currently organized and currently operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that will permit us to remain qualified as a REIT for federal income tax purposes for the current tax year. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

During the first quarter of 2004, we completed a review of our real estate related depreciation by performing an analysis of the components of each property type in an effort to determine weighted average composite useful lives of our real estate assets. As a result of this review, we changed our estimate of the weighted average composite useful lives for building assets. Effective January 1, 2004, for all building assets, we extended the weighted average composite useful life to 40 years from 25 years. This change resulted in an increase to net income of approximately $13.7 million or $0.03 per share for the three months ended June 30, 2004, and $27.7 million or $0.06 per share for the six months ended June 30, 2004. We believe the change reflects the estimated useful lives of the assets and is consistent with prevailing industry practice. In the event that inappropriate useful lives or methods are used for depreciation, our net income would be misstated.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. Prior to the three months ended June 30, 2004, these lease intangibles were amortized as an adjustment to rental income rather than to expense. As such, the related amortization has been reclassified from an adjustment to rental income to expense in the consolidated statements of income for the three and six months ended June 30, 2004.

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

Projections of expected cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment, among other factors. The use of cash flows and fair value could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at June 30, 2004.

Commitments and Contingencies

We are subject to certain contingent liabilities and commitments with regard to certain transactions. Refer to Note 5 of our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Properties Under Construction

•	Properties Under Contract

•	Commitments Under Existing Lease Agreements

•	Earn-out Agreements

•	Leasehold Property Obligation

•	Take-out Purchase and Escrow Agreement

•	Litigation

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 6 of our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

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

Subsequent Events

Certain significant events occurred from July 1, 2004 through the date of this report. Refer to Note 8 of our consolidated financial statements for further explanation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations. We manage our exposure to these market risks through our regular operating and financing activities. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low to moderate level of overall borrowings. Additionally, we manage our ratio of fixed to floating rate debt with the objective of achieving a mix that we believe is appropriate. We have and may from time to time enter into interest rate swap agreements or interest rate cap agreements to hedge our exposure to fluctuating interest rates. We do not anticipate any material changes in our exposure to interest rate fluctuations or in our management thereof. We intend to use derivative financial instruments as risk management tools and not for speculative or trading purposes.

All of our debt was entered into for other than trading purposes, and the fair value of our debt approximates its carrying amount.

Approximately $816.0 million of our total debt outstanding as of June 30, 2004 is subject to fixed rates, with an average interest rate of approximately 4.9% with expirations ranging from 2007 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

None of our debt outstanding as of June 30, 2004 is based on variable interest rates except for $6.8 million outstanding under the $21.1 million term loan payable, with respect to which we have entered into an interest rate swap that results in a fixed rate of 2.75% for this debt. To the extent that we borrow funds in the future under our variable rate lines of credit, we would have exposure to increases in interest rates, which would increase our cost of debt.

We do not believe that there is any exposure to increases in interest rate risk related to the obligations under capital leases of $64.5 million at June 30, 2004, as the obligations are at fixed interest rates and we own the related bonds.

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

On October 9, 2003, Stephen L. Flood, the Luzerne County, Pennsylvania, Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants WIS, our dealer manager, Wells Real Estate Funds, Inc., the parent company of both the Advisor and WIS and us (“Wells Defendants”). The complaint alleges, among other things, (1) that certain former members of the Luzerne Board named as defendants invested $10 million in our common stock on behalf of the Plan, (2) that certain former board members defendants breached their fiduciary duties to the Plan by, among other things, permitting the investment of the Plan’s funds in investments not suitable for the Plan because they were long-term illiquid investments, permitting the Plan to pay excessive fees and commissions to co-defendants, and accepting political contributions in exchange for awarding advisory and management agreements, (3) that the Wells Defendants and others knew or should have known that the investment, and the fees and commissions associated with the investment, was not a proper investment for the Plan because it was a long-term illiquid investment, (4) that the Wells Defendants and others knew or should have known that certain Luzerne Board members and certain investment advisors and managers were breaching their fiduciary duties to the Plan, (5) that the defendants engaged in and conspired to engage in an improver scheme to intentionally defraud the Plan and (6) that the investment was not approved by a majority of the Luzerne Board at a public meeting and, consequently, the investment was an inappropriate and void action. The Plan is seeking damages of not less than $25 million, treble damages and punitive damages from all defendants on a joint and several liability basis. We believe that this lawsuit is without merit with respect to the Wells Defendants. While it is premature to determine the likely outcome of this lawsuit, we do not believe that a reserve for a loss contingency is necessary.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

No equity securities that are not registered under the Securities Act of 1933 have been sold by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of 2004.

ITEM 5. OTHER INFORMATION

As our stock is currently not listed on a national exchange, there is no significant public trading market for our stock. Consequently, there is the risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Our board of directors has authorized a share redemption program for investors who have held their shares for more than one year, subject to the limitation that (i) during any calendar year, we will not redeem in excess of 3% of the weighted average common shares outstanding during the prior calendar year, and (ii) funding for the redemption of shares will come exclusively from the sale of shares pursuant to our dividend reinvestment plan such that in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. Our board of directors may modify or terminate our share redemption program at any time in its discretion upon 30 days’ notice.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	We filed the following Current Report on Form 8-K during the second quarter of 2004:

(i)	On June 3, 2004, we filed a Current Report on Form 8-K, dated June 3, 2004 relating to the disposition of the Eisenhower Boulevard Building.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
(Registrant)

Dated: August 2, 2004	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit Number	Description of Document
10.174	$200 Million Promissory Note dated April 20, 2004 between Wells REIT-Chicago Center Owner, LLC and Metropolitan Life Insurance Company.

10.175	Mortgage, Security Agreement and Fixture Filing dated April 20, 2004 between Wells REIT-Chicago Center Owner, LLC and Metropolitan Life Insurance Company.

10.176	$175.7 Million Loan Agreement dated May 21, 2004 among Wells REIT-Austin, TX, L.P., Wells REIT - Multi-State Owner, LLC, Wells REIT-Nashville, TN, LLC and Wells REIT – Bridgewater, NJ, LLC; and Morgan Stanley Mortgage Capital Inc.

10.177	$163.6 Million Loan Agreement dated May 21, 2004 between Wells REIT-Independence Square, LLC and Morgan Stanley Mortgage Capital Inc.

10.178	$10.7 Million Loan Agreement dated May 21, 2004 between Wells REIT-Orange County, CA, LP and Morgan Stanley Mortgage Capital Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002