Form 10-Q
period 2004-09-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2004-11-05
CIK 1042776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Number of shares outstanding of each of the registrant’s

classes of common stock, as of October 31, 2004:

Common Stock, par value $.01 per share: 468,799,580 shares

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space which may impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Actual property operating expenses, including property taxes, insurance, property management fees, and other costs at our properties may differ from anticipated costs;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected defects or adverse conditions at our properties;

•	Our ability to invest dividend reinvestment plan proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects, tenant improvements, lease-up costs, or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing and refinancing as appropriate;

•	Our ability to pay amounts to our lenders before any distributions to our stockholders;

•	Changes in interest rates related to variable rate debt outstanding under our lines of credit, if any;

•	Possible requirements by lenders that we enter into restrictive covenants relating to our operations and our ability to satisfy such restrictions;

•	Possible limitations on our ability to borrow funds in the future that may result from our participation in the Section 1031 exchange program sponsored by affiliates of Wells Capital, Inc. (the “Advisor”);

•	Future demand for our equity securities through our dividend reinvestment plan;

•	Potential changes to our share redemption program or dividend reinvestment plan;

•	The amount of redemptions or prices paid for redeemed shares approved by our board of directors in future periods;

Other operational risks

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Our dependency on our Advisor, its key personnel and its affiliates for various administrative services;

•	Our Advisor’s ability to attract and retain high quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Administrative operating expenses, including increased expenses associated with operating as a public company, may differ from our estimates;

•	Changes in governmental, tax, real estate, environmental and zoning laws and regulations and the related costs of compliance;

•	Our ability to maintain compliance with any governmental, tax, real estate, environmental and zoning laws and regulations in the event that such position is questioned by the respective authority; and

•	Our ability to generate cash flow to be able to maintain our dividend at its current level.

PART I. FINANCIAL INFORMATION

The information furnished in our accompanying consolidated balance sheets and consolidated statements of income, stockholders’ equity and cash flows reflects all adjustments, which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2003. Our results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2004 (unaudited)	December 31, 2003
Assets:
Real estate assets, at cost:
Land	$671,230	$649,788
Buildings and improvements, less accumulated depreciation of $240,458 and $172,106 at September 30, 2004 and December 31, 2003, respectively	3,520,302	3,483,409
Intangible lease assets, less accumulated amortization of $49,410 and $10,041 at September 30, 2004 and December 31, 2003, respectively	313,013	297,595
Construction in progress	14,703	2,609

Total real estate assets	4,519,248	4,433,401

Investments in unconsolidated joint ventures	99,748	102,832
Cash and cash equivalents	101,513	64,469
Tenant receivables	85,487	56,175
Due from affiliates	2,885	3,072
Prepaid expenses and other assets	6,386	5,687
Deferred financing costs, less accumulated amortization of $3,004 and $3,624 at September 30, 2004 and December 31, 2003, respectively	11,057	5,472
Deferred lease costs, less accumulated amortization of $23,202 and $4,741 at September 30, 2004 and December 31, 2003, respectively	194,291	189,685
Investments in bonds	64,500	64,500

Total assets	$5,085,115	$4,925,293

Liabilities and Stockholders’ Equity:
Lines of credit and notes payable	$842,060	$612,514
Obligations under capital leases	64,500	64,500
Intangible lease liabilities, less accumulated amortization of $17,106 and $5,998 at September 30, 2004 and December 31, 2003, respectively	123,740	132,465
Accounts payable and accrued expenses	101,617	74,500
Due to affiliates	192	32,520
Dividends payable	12,109	13,562
Deferred rental income	28,318	28,025

Total liabilities	1,172,536	958,086

Minority Interest	4,884	4,801

Redeemable common shares	183,834	—

Stockholders’ Equity:
Common shares, $.01 par value; 750,000,000 shares authorized and 470,422,493 shares outstanding at September 30, 2004, and 750,000,000 shares authorized and 465,049,864 shares outstanding at December 31, 2003	4,704	4,650
Additional paid-in capital	4,164,190	4,138,017
Cumulative distributions in excess of earnings	(261,258)	(180,261)
Redeemable common shares	(183,834)	—
Other comprehensive income	59	—

Total stockholders’ equity	3,723,861	3,962,406

Total liabilities and stockholders’ equity	$5,085,115	$4,925,293

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rental income	$120,718	$80,195	$361,865	201,485
Tenant reimbursements	32,718	25,265	96,106	50,682
Lease termination income	57	615	7,919	615

	153,493	106,075	465,890	252,782
Expenses:
Property operating costs	47,949	33,378	139,450	72,059
Asset and property management fees	7,242	4,118	18,683	9,644
General and administrative expense	4,887	2,319	12,462	6,195
Depreciation	24,085	28,757	72,340	72,623
Amortization	16,703	2,374	48,542	2,723

	100,866	70,946	291,477	163,244

Real estate operating income	52,627	35,129	174,413	89,538

Other income (expense):
Interest expense	(11,650)	(3,810)	(30,975)	(10,732)
Interest and other income	1,940	1,130	4,952	3,445
Equity in income of unconsolidated joint ventures	1,291	1,102	3,574	3,494
Loss on extinguishment of debt	—	—	(2,101)	(479)

	(8,419)	(1,578)	(24,550)	(4,272)

Income from continuing operations before minority interest	44,208	33,551	149,863	85,266

Minority interest in earnings of consolidated entities	(142)	—	(418)	—

Income from continuing operations	44,066	33,551	149,445	85,266

Discontinued operations:
Income from operations	—	269	661	903
Gain on sale	—	—	11,629	—

Income from discontinued operations	—	269	12,290	903

Net income	$44,066	$33,820	$161,735	$86,169

Per common share data-basic and diluted
Income from continuing operations	$0.09	$0.10	$0.32	$0.30
Income from discontinued operations	$0.00	$0.00	$0.03	$0.00

Net income	$0.09	$0.10	$0.35	$0.30

Weighted average shares outstanding- Basic and diluted	466,590	350,741	464,815	289,521

Dividends declared per share	$0.18	$0.18	$0.53	$0.53

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2003

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Shares	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2003	215,700	$2,157	$1,908,490	$(74,310)	—	$(387)	$1,835,950

Issuance of common stock	253,719	2,537	2,534,655	—	—	—	2,537,192
Redemptions of common stock	(4,369)	(44)	(43,646)	—	—	—	(43,690)
Dividends ($0.70 per share)	—	—	—	(226,636)	—	—	(226,636)
Commissions on stock sales and related dealer manager fees	—	—	(239,949)	—	—	—	(239,949)
Other offering costs	—	—	(21,533)	—	—	—	(21,533)
Components of comprehensive income:
Net income	—	—	—	120,685	—	—	120,685
Change in value of interest rate swap	—	—	—	—	—	387	387

Comprehensive income							121,072

Balance, December 31, 2003	465,050	4,650	4,138,017	(180,261)	—	—	3,962,406

Issuance of common stock	14,744	148	147,296	—	—	—	147,444
Redemptions of common stock	(9,372)	(94)	(93,633)	—	—	—	(93,727)
Dividends ($0.53 per share)	—	—	—	(242,732)	—	—	(242,732)
Commissions on stock sales and related dealer manager fees	—	—	(13,900)	—	—	—	(13,900)
Other offering costs	—	—	(748)	—	—	—	(748)
Redeemable common shares	—	—	—	—	(183,834)	—	(183,834)
Shares to be repurchased upon settlement	—	—	(12,842)	—	—	—	(12,842)
Components of comprehensive income:
Net income	—	—	—	161,735	—	—	161,735
Change in value of interest rate swap	—	—	—	—	—	59	59

Comprehensive income							161,794

Balance, September 30, 2004	470,422	$4,704	$4,164,190	$(261,258)	$(183,834)	$59	$3,723,861

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$161,735	$86,169
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(3,574)	(3,494)
Minority interest in earnings of consolidated entities	418	—
Depreciation	72,527	73,241
Amortization	48,484	2,866
Loss on extinguishment of debt	2,101	479
Gain on sale	(11,629)	—
Changes in assets and liabilities:
Tenant receivables	(29,926)	(16,568)
Due to/from affiliates	(575)	548
Prepaid expenses and other assets	(801)	(10,006)
Accounts payable and accrued expenses	8,227	4,050
Deferred rental income	3,594	12,975
Distributions received from joint ventures	7,424	7,655

Total adjustments	96,270	71,746

Net cash provided by operating activities	258,005	157,915

Cash Flows from Investing Activities:
Investment in real estate and related assets	(182,816)	(1,194,521)
Contributions to joint ventures	—	(24,056)
Acquisition and advisory fees paid	(21,071)	(65,013)
Proceeds from sale	30,552	—

Net cash used in investing activities	(173,335)	(1,283,590)

Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	973,547	649,298
Repayments of lines of credit and notes payable	(792,064)	(796,061)
Dividends paid to stockholders	(244,273)	(147,042)
Issuance of common stock	147,444	1,782,464
Redemptions of common stock	(93,727)	(41,154)
Sales commissions and dealer manager fees paid	(14,521)	(165,558)
Other offering costs paid	(14,082)	(16,471)
Deferred financing costs paid	(9,704)	(4,624)
Other	(246)	—

Net cash provided by (used in) financing activities	(47,626)	1,260,852

Net increase in cash and cash equivalents	37,044	135,177

Cash and cash equivalents, beginning of period	64,469	45,464

Cash and cash equivalents, end of period	$101,513	$180,641

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

1. Organization

General

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT was incorporated in 1997, commenced operations on June 5, 1998, and qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, or through Wells OP’s subsidiaries. Wells REIT is the sole general partner of Wells OP and Wells Capital, Inc. (the “Advisor”) is the sole limited partner of Wells OP. See Note 6 included herein for a further discussion of the Advisor. Wells OP owns certain properties directly or through wholly owned subsidiaries and has also entered into certain joint ventures with real estate limited partnerships sponsored by the Advisor, as well as certain joint ventures with parties not otherwise affiliated with Wells REIT or the Advisor. References to Wells REIT herein shall include all subsidiaries of Wells REIT, including Wells OP, its subsidiaries and any consolidated joint ventures.

At September 30, 2004, Wells REIT owned interests in 112 properties either directly or through joint ventures comprising approximately 25.1 million square feet of commercial office and industrial space located in 27 states and the District of Columbia. At September 30, 2004, these properties were approximately 97% leased.

Since its inception, Wells REIT has completed four public offerings of common stock at $10 per share. Combined with the dividend reinvestment program, such offerings have provided approximately $4.9 billion in total offering proceeds. Out of these proceeds, Wells REIT paid costs associated with the offerings of (1) approximately $164.9 million in acquisition and advisory fees and acquisition expenses, (2) approximately $460.2 million in selling commissions and dealer manager fees, and (3) approximately $62.3 million in organization and other offering costs. In addition, Wells REIT used approximately $158.3 million to redeem shares pursuant to Wells REIT’s share redemption program. The remaining offering proceeds of approximately $4.1 billion were primarily used to fund the purchase of real estate assets. As of July 25, 2004, no additional shares will be offered under these four prior public offerings.

Wells REIT registered an additional 100 million shares of common stock with the Securities and Exchange Commission (the “SEC”) for issuances related to our dividend reinvestment plan under a Registration Statement on Form S-3 (Commission File No. 333-114212), which was filed and became effective with the SEC on April 5, 2004.

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

Income Taxes

Wells REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Wells REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells REIT’s annual REIT taxable income (excluding capital gains) to stockholders. As a REIT, Wells REIT is generally not subject to federal income taxes. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Wells REIT is subject to certain state and local taxes related to the operations of properties in certain locations.

Stockholders’ Equity

The par value of investor proceeds raised is classified as common stock, with the remainder allocated to additional paid-in capital.

Wells REIT maintains a share redemption program that allows stockholders to redeem shares held at a specified price within certain limitations. Under Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” if the redemption of shares is outside the control of the issuer, such shares are required to be classified as mezzanine, or temporary, equity. Wells REIT’s share redemption program was amended for redemptions made beginning in January 2004. The amended plan modified the share redemption program by, among other things, removing the discretionary feature of approving redemption requests. Redemptions are limited to the aggregate proceeds received from the dividend reinvestment plan. Since cumulative funds received under the dividend reinvestment plan totaled approximately $342.1 million and aggregate redemptions to date totaled approximately $158.3 million at September 30, 2004, the difference of approximately $183.8 million has been recorded as redeemable common shares on the consolidated balance sheet and statement of stockholders’ equity.

Change in Accounting Estimate

In the first quarter of 2004, Wells REIT completed a review of its real estate related depreciation by performing an analysis of the components of each property type in an effort to determine weighted average composite useful lives of its real estate assets. As a result of this review, Wells REIT changed its estimate of the weighted average composite useful lives for building assets. Effective January 1, 2004, for all building assets, Wells REIT extended the weighted average composite useful life to 40 years from 25 years. This change resulted in an increase to net income of approximately $14.1 million or $0.03 per share for the three months ended September 30, 2004 and $41.8 million or $0.09 per share for the nine months ended September 30, 2004. Wells REIT believes the change reflects the estimated useful lives of the assets and is consistent with prevailing industry practice.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform to the current period financial statement presentation, including but not limited to the reclassification noted in the following paragraph.

Through the first quarter 2004, Wells REIT and its unconsolidated joint ventures have reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in the consolidated statements of income. In the second quarter 2004, Wells REIT began presenting this amortization as amortization expense in the consolidated statements of income, and have reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in previously reported net income. Additionally, in the consolidated balance sheets, the intangible lease liabilities have historically been netted with the intangible lease assets. In the second quarter of 2004, Wells REIT began presenting below-market leases separately in the consolidated balance sheets as intangible lease liabilities. As such, these amounts included in the December 31, 2003 consolidated balance sheet have been reclassified to intangible lease liabilities to conform to the presentation in the current period.

Dispositions

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires, among other things, that the operating results of real estate assets sold be included in discontinued operations in the statements of income for all periods presented.

2. Real Estate Acquisitions

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

3. Lines of Credit and Notes Payable

Wells REIT has financed certain investments, acquisitions and developments through various borrowings as described below. On September 30, 2004, and December 31, 2003, Wells REIT had the following amounts outstanding, in thousands:

Facility	September 30, 2004	December 31, 2003
$81.6 million line of credit; accruing interest at LIBOR plus 175 basis points (3.59% at September 30, 2004); requiring interest payments monthly with principal due at maturity (December 2004); collateralized by the Novartis Building, Cinemark Building, Dial Building, ASML Building, Alstom Power-Richmond Building, Avnet Building, Agilent-Atlanta Building (1)	$—	$—
$500.0 million unsecured revolving line of credit; accruing interest at various rates of interest based on prime or LIBOR plus up to 1.625%; requiring interest payments monthly with principal payments due at maturity (April 2005)(2)	—	175,000
$50.0 million line of credit; accruing interest at LIBOR plus 175 basis points (3.59% at September 30, 2004); requiring interest payments monthly with principal due at maturity (June 2005); collateralized by various buildings	—	—
$90.0 million note payable; accruing interest at LIBOR plus 115 basis points; requiring interest payments monthly, with principal due at maturity (December 2006); subject to certain prepayment penalties; collateralized by the Nestle Building(2)	—	90,000
$120.0 million note payable; accruing interest at 5.0955%; requiring interest payments monthly with principal due at maturity (January 2014); subject to certain prepayment penalties; collateralized by the Leo Burnett Building	120,000	120,000
$115.2 million notes payable; accruing interest at 4.40%; requiring interest payments monthly with principal due at maturity (November 2007); subject to certain prepayment penalties; collateralized by the U.S. Park Service and 1225 Eye Street Buildings	115,167	115,167
$112.3 million note payable; seller financed interest free loan obtained upon purchase of AON Center Chicago Building in May 2003; Principal balance due upon maturity (January 2004); collateralized by the AON Center Chicago Building (2)	—	112,347
$31.1 million note payable, assumed upon purchase of One Brattle Square Building in February 2004; accruing interest at 8.5% requiring interest and principal payments monthly through maturity (March 2028); subject to certain prepayment penalties through March 2008; collateralized by the Brattle Square Cambridge Building (3)	30,469	—
$21.1 million term note payable; accruing interest at LIBOR plus 85 basis points (2.69% at September 30, 2004); requiring interest payments monthly and principal due at maturity (March 2006); collateralized by the Merck New Jersey Property(4)	9,613	—
$350.0 million note payable; accruing interest at 4.84%; requiring interest payments monthly with principal due at maturity (June 2014); collateralized by the Harcourt Austin Building, Citicorp Englewood Building, Caterpillar Nashville Building, Keybank Parsippany Building, State Street Building, Aventis Northern NJ Building, Continental Casualty Orange County Building, NASA Washington DC Building, and the OCC Washington DC Building	350,000	—
$200.0 million note payable; accruing interest at 4.87%; requiring interest payments monthly with principal due at maturity (May 2014); collateralized by the AON Center Chicago Building	200,000	—
$14.5 million note payable, assumed upon purchase of the 1075 West Entrance Building in July 2004; accruing interest at 8.2% requiring interest and principal payments monthly through maturity (January 2012); subject to certain prepayment penalties beginning after November 2004; collateralized by the 1075 West Entrance Building (5)	16,811	—

Total lines of credit and notes payable	$842,060	$612,514

(1)	Due to the sale of Eisenhower Boulevard property in June 2004, the maximum available under the line of credit decreased from $98.1 million to $81.6 million. Additionally, the facility was extended through December 2004.

(2)	Wells REIT terminated this facility in 2004.
(3)	In accordance with GAAP, a fair value calculation of the loan was performed upon acquisition and resulted in a step-up of approximately $4.0 million. At September 30, 2004, the outstanding principal balance on the note payable is approximately $27.0 million.
(4)	Wells REIT entered into an interest rate swap to hedge the term loan, resulting in Wells REIT paying a fixed rate of 2.75% of the balance outstanding at each payment date. The swap expires in July 2005.
(5)	In accordance with GAAP, a fair value calculation of the loan was performed upon acquisition and resulted in a step-up of approximately $2.4 million. At September 30, 2004, the outstanding principal balance on the note payable is approximately $14.5 million.

4. Supplemental Disclosures of Non-Cash Investing and Financing Activities

	For the Nine Months Ended, September 30 (in thousands)
	2004	2003
Acquisition and advisory fees applied to investments	$1,896	$56,722

Acquisition and advisory fees due to affiliate	$74	$3,647

Other offering costs due to affiliate	$—	$6,545

Sales commissions payable	$44	$7,509

Acquisition of intangible lease liability	$2,519	$15,980

Dividends payable	$12,109	$11,179

Accrued capital expenditures	$7,038	$3,886

Due from affiliates	$2,886	$2,083

Assumption of loan upon acquisition of property	$48,062	$112,347

Other liabilities assumed at acquisition	$—	$19,064

Accrued shares to be repurchased upon settlement	$12,842	$—

5. Commitments and Contingencies

Properties Under Construction

As of September 30, 2004, Wells REIT had two executed construction agreements with an unrelated third party for the purpose of constructing one building (“Merck New Jersey”) and one building expansion (“TRW Denver”). Additionally, Wells REIT executed one lease extension with a tenant (“Gartner”) for the acquisition of an adjacent land parcel and subsequent construction of a surface parking lot. The lease extension provides for additional rental revenue related to the expanded parking. Construction of the parking expansion has not yet begun; however, the land parcel was purchased as of September 30, 2004. The table below details the status of the properties under construction as of September 30, 2004:

Property	Total Projected Cost	Construction Costs to Date	Expected Future Costs	Expected Completion Date
Merck New Jersey	$21.2 million	$9.6 million	$11.6 million	June 2005
TRW Denver	$15.0 million	$1.0 million	$14.0 million	June 2005
Gartner	$1.2 million	$0.9 million	$0.3 million	January 2005

Properties Under Contract

Subsequent to period end, Wells REIT executed a contract to acquire one building for a total purchase price of approximately $86.7 million. This acquisition is expected to close in November 2004. No amounts were held in escrow related to this transaction at September 30, 2004, as the contract was not executed until after period end.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expend certain amounts of capital to expand an existing property, construct on adjacent property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At September 30, 2004, no tenants have exercised such options, which have not been fully satisfied as of that date, except as noted above.

Letters of Credit

At September 30, 2004, Wells REIT had two unused letters of credit totaling approximately $28.4 million outstanding from financial institutions. One of these letters of credit in the amount of $400,000 expires in February 2005, and the other letter of credit expires in December 2005. These amounts are not recorded in the accompanying consolidated balance sheets as of September 30, 2004. These letters of credit were required by unrelated third parties to ensure completion of Wells REIT’s obligations under certain earn-out and related construction agreements.

Earn-out Agreements

Wells REIT acquired certain properties subject to purchase agreements that require Wells REIT to pay additional consideration to the seller provided certain unleased space is leased within a specified period after closing based on a pre-determined formula. During the three months ended September 30, 2004, Wells REIT incurred approximately $1.2 million under the earn-out agreement in place at the GMAC building.

Leasehold Property Obligations

Certain properties are subject to ground leases with various expiration dates as disclosed in the Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2003.

Take-out Purchase and Escrow Agreements

As of September 30, 2004, Wells REIT had commitments outstanding under three Take-out Purchase and Escrow Agreements (the “Take-out Agreements”). Under the terms of the Take-out Agreements, Wells REIT has committed to purchase any unsold co-tenancy interests in properties acquired by subsidiaries of Wells Management Company, Inc. (“Wells Management”), an affiliate of the Advisor (see Note 6 below), by the Offering Period End Date, as defined (see table below). Wells Management acquired these properties with the intent of selling co-tenancy interests in each property to persons seeking qualified replacement property pursuant to Section 1031 of the Code.

Information on the Take-out Agreements at September 30, 2004 is as follows:

Location of Property	Property Acquisition Date	Offering Period End Date		Initial Maximum Exposure	Remaining Exposure at September 30, 2004	Fee Earned
Orlando, FL	May 19, 2004	November 19, 2004	(1)	$12.7 million	$9.4 million	$0.2 million
Vernon Hills, IL	August 19, 2004	February 19, 2005		$23.1 million	$23.1 million	$0.3 million
Livermore, CA	August 20, 2004	February 20, 2005		$19.6 million	$19.6 million	$0.2 million

(1)	On October 21, 2004, Wells REIT agreed to an extension of this offering period through February 19, 2005, in exchange for additional takeout proceeds of approximately $50,000.

Litigation

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants, including Wells REIT, Wells Investment Securities, Inc. (“WIS”), and Wells Real Estate Funds, Inc. (“WREF”), (collectively, the “Wells Defendants”). The complaint alleges, among other things (1) that former members of the Luzerne Board named as defendants invested $10 million in Wells REIT on behalf of the Plan, (2) that certain former board member defendants breached their fiduciary duties to the Plan by, among other things, permitting the investment of the Plan’s funds in investments not suitable for the Plan because there were long-term illiquid investments, permitting the Plan to pay excessive fees and commissions to co-defendants, and accepting political contributions in exchange for awarding advisory and management agreements, (3) that the Wells Defendants and others knew or should have known that the investment, and the fees and commissions associated with the investment were not a proper investment for the Plan because it was a long-term illiquid investment, (4) that the Wells Defendants and others knew or should have known that certain Luzerne Board members and certain investment advisors and managers were breaching their fiduciary duties to the Plan, (5) that the defendants engaged in and conspired to engage in an improper scheme to intentionally defraud the Plan, and (6) that the investment was not approved by a majority of the Luzerne Board at a public meeting and, consequently, the investment was inappropriate and void action. The Plan is seeking damages of not less than $25 million, treble damages and punitive damages from all defendants on a joint and several liability basis.

On August 24, 2004 the court entered an Order granting dismissal of a portion of the claims against the Wells Defendants. In that Order, the court dismissed claims relating to aiding and abetting a breach of fiduciary duty and certain other claims; however, claims relating to conspiring to engage in an improper scheme along with a state law claim for unjust enrichment were not dismissed.

On October 27, 2004, the lawsuit against the Wells Defendants was dismissed with prejudice. The dismissal was the result of a settlement agreement and release between the plantiffs and the Wells Defendants where the Wells REIT agreed to repurchase from the Plan all of the 1,346,754 shares of its common stock held by the Plan for approximately $12.8 million, the price originally paid for such stock, in exchange for a release by the plantiffs of all claims and counts against the Wells Defendants. These shares are not being repurchased under Wells REIT’s existing share redemption program. The settlement amount has been accrued in the accompanying consolidated balance sheet as of September 30, 2004.

6. Related-Party Transactions

Advisory Agreement

Wells REIT has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to specified fees in consideration for certain services with regard to the offering of shares to the public and investment of funds in real estate projects. On November 2, 2004, Wells REIT entered into an Advisory Agreement with the Advisor covering the period from January 30, 2004 through December 31, 2004. Wells REIT and the Advisor are currently negotiating the terms of a new Advisory Agreement which is expected to be executed in the fourth quarter of 2004 and to become effective on January 1, 2005.

Under the terms of the Advisory Agreement, Wells REIT is required to pay the Advisor the following for services rendered:

•	Acquisition and advisory fees and acquisition expenses of 3.5% of gross offering proceeds, subject to certain limitations;

•	Reimbursement of organization and offering costs paid by the Advisor on behalf of Wells REIT, not to exceed 3% of gross offering proceeds;

•	For any property sold by Wells REIT, a disposition fee of the lesser of 50% of a competitive real estate commission or 3.0% of the sales price of the property, subordinated to the payment of dividends to stockholders equal to the sum of the stockholders’ invested capital plus an 8% return on invested capital;

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

Acquisition and advisory fees and acquisition expenses, as well as organizational and offering costs are shown below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Acquisition and advisory fees & acquisition expenses	$1.6 million	$25.5 million	$5.2 million	$61.0 million
Organizational and offering costs	$0.2 million	$4.2 million	$0.4 million	$14.7 million

Wells REIT incurred no disposition, incentive or listing fees during the nine months ended September 30, 2004 or 2003.

Under the Advisory Agreement, the Advisor has agreed to reduce acquisition and advisory fees by the amounts attributable to shares redeemed under the share redemption program, as shown below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Redemptions	$6.2 million	$10.1 million	$93.7 million	$41.1 million
Reduction of acquisition & advisory fee	$0.2 million	$0.4 million	$3.3 million	$1.4 million

Administrative Services Reimbursement

Wells REIT has no direct employees. The employees of the Advisor and Wells Management perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for Wells REIT. The Advisor and Wells Management bill Wells REIT for their services based on time spent by administrative personnel. These expenses are included in general and administrative expenses in the consolidated statements of income. These expenses totaled $1.9 million and $1.2 million for the three months ended September 30, 2004 and 2003, respectively, and $5.7 million and $3.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Asset and Property Management Agreement

Wells REIT has entered into an asset and property management agreement with Wells Management. In consideration for asset management services and for supervising the management and leasing of Wells REIT’s properties, Wells REIT currently pays asset and property management fees to Wells Management an amount equal to the lesser of (a) 4.5% of gross revenues or (b) 0.6% (per annum) of the net asset value of the properties (excluding vacant properties) owned by Wells REIT. These expenses totaled $6.0 million and $3.9 million for the three months ended September 30, 2004 and 2003, respectively, and $14.6 million and $9.0 million for the nine months ended September 30, 2004 and 2003, respectively. Effective July 1, 2004, Wells REIT and Wells Management agreed to clarify the terms of the agreement to (1) provide that third party management fees that are reimbursed by tenants do not reduce the fees payable to Wells Management and (2) allow Wells Management to bill Wells REIT asset and property management fees for certain properties occupied by government tenants. No amounts relating to periods prior to July 1, 2004 will be the obligation of

Wells REIT as a result of this clarification. Lastly, a separate fee for the initial lease-up of newly constructed properties is generally paid in conjunction with the receipt of the first month’s rent. Wells REIT incurred such fees of approximately $0.1 million related to the expansion of TRW Denver (See Note 5) for the nine months ended September 30, 2004. These costs totaled approximately $0.7 million for the nine months ended September 30, 2003.

Dealer Manager Agreement

Wells REIT entered into a dealer manager agreement with WIS, whereby WIS performed dealer manager services for offerings of Wells REIT during its four public offerings. For these services, WIS earned selling commissions of approximately 7% of the gross proceeds from the sale of the shares of Wells REIT, the majority of which have been reallowed to participating broker-dealers. Once the fourth offering was closed, Wells REIT registered additional shares under the dividend reinvestment plan (See Note 1), and lowered the selling commissions paid to WIS to 5% of gross dividend reinvestment proceeds raised. The amount of commissions incurred related to WIS is shown below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Commissions	$ 2.2 million	$ 51.7 million	$ 9.3 million	$ 124.8 million
Portion of commissions reallowed	In excess of 99%	In excess of 99%	In excess of 99%	In excess of 99%

Additionally, WIS earned a dealer manager fee of 2.5% of the gross offering proceeds at the time the shares were sold under the four public offerings. Once the fourth offering was closed, Wells REIT eliminated the 2.5% dealer manager fee. Under the dealer manager agreement, up to 1.5% of gross offering proceeds was potentially reallowed to participating broker-dealers. The agreement originally in place, whereby WIS agreed to refund the 2.5% dealer manager fee for shares redeemed under Wells REIT’s share redemption plan, was terminated effective January 1, 2004 during the third quarter of 2004. The termination of this agreement, along with the clarification of the asset and management fees mentioned above, resulted from ongoing negotiations between Wells REIT and its Advisor related to the terms of this year’s Advisory Agreement and the terms of a new Advisory Agreement expected to be executed in the fourth quarter of 2004 and to become effective on January 1, 2005. As a result of this termination, Wells REIT recorded a refund to WIS of approximately $2.3 million during the three months ended September 30, 2004. The amount of these fees, reductions, and reallowances are shown below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Dealer manager fees	—	$ 18.2 million	$ 2.5 million	$ 43.5 million
Reallowance of fees to broker dealers	—	$ 8.7 million	$ 1.3 million	$ 20.8 million
Fees refunded related to share redemption	$( 2.3 million)	$ 0.3 million	—	$ 1.0 million

Due From Affiliates

Due from affiliates included in the consolidated balance sheets represents (1) Wells REIT’s share of the cash to be distributed from its joint venture investments, (2) amounts owed by the Advisor relating to share redemptions, and (3) other amounts payable to Wells REIT from other related parties.

Economic Dependency

Wells REIT has engaged Wells Management and the Advisor to provide asset management services and supervise the management and leasing of properties owned by Wells REIT as well as other administrative responsibilities for Wells REIT including accounting services, shareholder communications, and investor relations. As a result of these relationships, Wells REIT is dependent upon Wells Management, the Advisor and other affiliates of the Advisor to provide certain services which are essential to Wells REIT including certain asset management and property management services, asset acquisition and disposition services and other administrative responsibilities under agreements, some of which have terms of one year or less.

The Advisor and Wells Management are both owned and controlled by WREF. The operations of the Advisor, Wells Management and WIS represent substantially all of the business of WREF. In light of their common ownership and their importance to WREF, Wells REIT focuses on the financial condition of WREF when assessing the financial condition of the Advisor and Wells Management. In the event that WREF becomes unable to meet its obligations as they become due, Wells REIT might be required to find alternative service providers.

For the three months ended September 30, 2004, revenues for WREF on a consolidated basis exceeded expenses by approximately $6 million and WREF is also expecting revenues to exceed expenses during the fourth quarter. WREF believes it has adequate cash availability from both funds on hand and borrowing capacity through its credit facilities in order to meet its obligations. For the nine months ended September 30, 2004, operating expenses for WREF exceeded operating revenues by approximately $11 million. In the first two quarters of 2004, WREF incurred net losses primarily as a result of revenues from acquisition, advisory, asset management services and property management services being less than the costs to provide such services. In planning for 2004, WREF anticipated it would incur short-term losses and reserved adequate funds to cover any shortfall in revenues due to the fact that Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”), another sponsored product of WREF, was a new product that would generate revenues less than those realized in 2003.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto.

Liquidity and Capital Resources

From the commencement of our initial public offering in January 1998 through December 31, 2003, we raised significant funds through the sale of our common stock in four public offerings. Proceeds from these sales of common stock, net of offering costs and expenses, were used primarily for the acquisition of real estate properties and for certain capital expenditures identified at the time of acquiring certain properties. We do not anticipate receiving significant proceeds in the future from the sale of our common stock as all remaining shares under the fourth offering were sold during the year ended December 31, 2003. We expect to continue to receive proceeds from shares issued under our dividend reinvestment plan; however, a substantial portion of these funds will be used to fund redemptions of our shares of common stock as approved by our board of directors.

We expect that our primary source of future cash flows will be cash provided by operating activities that are primarily generated from the operations of our properties and distributions from our unconsolidated joint ventures. Additionally, we expect to raise funds through our dividend reinvestment plan (net of redemptions paid), and we may generate cash through the selective and strategic sale of certain operating properties. Dividends paid will be dependent upon the amount of cash we generate from operating activities and on our expectations of future cash flows and determination of near term cash needs for capital improvements, tenant re-leasing, share redemptions and debt repayments. To the extent the expected cash available changes significantly, the dividends declared by the board of directors may be adjusted.

Short–Term Liquidity and Capital Resources

During the nine months ended September 30, 2004, we generated approximately $258.0 million of cash flow from operating activities. This cash was generated primarily from revenues at our properties and cash flow distributions from our unconsolidated joint ventures net of cash paid for direct property operating expenses, management fees, general administrative expenses, and interest expense. From cash flows from operating activities, we paid dividends to stockholders of approximately $244.3 million. Other than dividends paid to stockholders, our most significant use of cash during the nine months ended September 30, 2004 was the purchase of four properties and capital expenditures at existing properties totaling $182.8 million. We funded the purchase of these properties with (1) proceeds from the issuance of common stock under our dividend reinvestment plan, net of commissions and selling expenses and net of amounts used to redeem shares under our share redemption program and (2) net new borrowings under lines of credit and notes payable.

With respect to the cash generated from issuance of common stock, we raised $147.4 million from the dividend reinvestment plan and paid $28.6 million in commission and offering costs, a portion of which relates to the payment of fees accrued at December 31, 2003. During the nine months ended September 30, 2004, investors redeemed approximately $93.7 million in shares under the terms of our share redemption program. Under the program, there was an aggregate of approximately $97.2 million available for redemptions in 2004, of which 20% of this amount has been set aside to fund redemptions upon the death of a stockholder. During the second quarter of 2004, we reached our annual redemption limit for 2004, excluding those shares set aside for redemptions upon the death of a stockholder. During the fourth quarter of 2004, we expect to reach our annual redemption limit for redemptions upon the death of a stockholder, thereby exhausting our total redemption pool for 2004. Accordingly, once exhausted, we will be unable to honor any additional redemption requests during the remainder of 2004. Subsequent redemption requests made in 2004 will not be eligible for redemption until the first quarter of 2005, subject to our board’s ability to modify the terms of or terminate our share redemption program, which may include changing the redemption price paid for shares redeemed in the future, with 30 days’ notice at any time in its discretion.

With respect to net new borrowings, we received $973.5 million in gross proceeds from lines of credit and notes payable, and repaid $792.0 million. Included in the new borrowings were two secured credit facilities. On April 20, 2004, we closed on a $200 million 10-year term loan collateralized by the AON Center Chicago Building, and on May 25, 2004, we

obtained a $350 million 10-year term loan facility with Morgan Stanley. The $350 million 10-year term loan is non-recourse to Wells REIT and is secured by first priority mortgages against certain properties as discussed in Note 3 of the accompanying notes to our consolidated financial statements. In connection with these two new facilities, we incurred $9.7 million in fees and expenses associated therewith. We used a substantial portion of the proceeds from the $200 million and $350 million 10-year term loans to repay in full and terminate our existing $500 million credit facility with Bank of America N.A. and reduce our exposure under other lines of credit.

In addition, we generated $30.6 million in proceeds from the sale of a four-story office building and 5.2 acres of adjacent land in Tampa, Florida. This property was acquired in December 1998 for approximately $21.2 million. This, combined with the excess of cash generated by operating activities over dividends paid, contributed to a net increase in cash during the nine months ended September 30, 2004 of $37.0 million.

It is possible that some properties that have achieved acceptable marketability for our investors could be sold to unrelated third parties in the near term. We expect that cash flows from operations will be sufficient to maintain our dividend. We anticipate that certain capital expenditures at existing properties in future periods will be funded through additional debt or dividend reinvestment proceeds. Other than potential borrowings to fund capital expenditures, we do not anticipate substantial changes to our debt structure, as most of the outstanding borrowings are now in long-term, fixed rate facilities. Any excess cash provided from the dividend reinvestment program in the future, after redemptions and capital expenditures, could be used to fund further acquisitions, as appropriate investment properties are identified. We currently have one property under contract for a purchase price of approximately $86.7 million, as discussed in Note 5 of the accompanying notes to our consolidated financial statements. However, there can be no assurance that this acquisition will close. Cash flows from operations in future periods should remain relatively consistent with the nine months ended September 30, 2004; however, cash flows used by investing and provided by financing activities should decrease as the portfolio has generally completed its acquisition and capital raising phase and entered into long-term fixed rate debt facilities.

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

We expect substantially all net cash from operations will be used to pay dividends after payment of operating expenses. To the extent that capital expenditures at our existing properties exceeds excess operating cash flow, we may borrow to fund these capital expenditures. We project that capital expenditures necessary at our existing properties total approximately $278.6 million, including tenant improvements, leasing commissions, and building capital, over the next five years. To the degree that cash flows provided by operations are lower due to lower returns on properties, dividends paid may be lower. We anticipate a substantial portion of proceeds raised from sales of shares under our dividend reinvestment plan will be used to fund redemptions with any excess being utilized for capital improvements or expansion at our properties or to fund or partially fund new property acquisitions. We do not expect any significant increase in our ratio of borrowings to total assets in the future, so we do not expect borrowings to be a significant new source of capital for us. Our cash flow from operations depends significantly on market rents and the ability of tenants to make rental payments. We believe that the diversity of our tenant base and the focus placed on relatively high credit quality tenants helps mitigate the risk of tenant bankruptcies. Conversely, economic downturns in general or in one or more of our core markets could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs and maintain distributions to stockholders at current levels would be adversely affected.

All of our debt outstanding at September 30, 2004 is long-term debt with fixed interest rates and maturities ranging from 2006 to 2028. Our secured line of credit with SouthTrust Bank (no amounts outstanding at September 30, 2004) was extended through December 2004. In the second quarter of 2005, the $50.0 million (no amounts outstanding at September 30, 2004) secured line of credit, also with Bank of America N.A., will expire. We are currently investigating opportunities to replace or extend these facilities to provide cash on a short-term basis as needed for future periods that exceed our current borrowings. As of September 30, 2004, the following table summarizes our aggregate principal repayments:

For the year ending December 31:	(in thousands)
2004	$136
2005	560
2006	10,222
2007	115,983
2008	911
Thereafter	714,248

Total	$842,060

Results of Operations

As of September 30, 2004, we owned interests in 112 real estate properties that were approximately 97% leased. Our results of operations have changed significantly for each period presented primarily as a result of the additional properties acquired during the periods subsequent to December 31, 2002. We expect virtually all components of the statement of income will increase in 2004, as compared to 2003, as a result of owning real estate assets acquired during the year ended December 31, 2003 for a full year, but relationships, as noted below, between the components should remain comparable, unless otherwise noted below. However, we do not anticipate results of operations in future periods to change significantly from the three and nine months ended September 30, 2004 at this time, except as identified below. We do not expect that the operating results of individual properties will change significantly in the near term, as the rental revenues are generally based on long-term leases that do not allow for significant increases in rental income and the majority of our in-place leases do not expire in the near term. Additionally, we generally do not expect a significant increase in operating expenses at existing properties, but to the extent that operating expenses do increase, the majority of our in-place leases have clauses that require the tenants to bear the substantial majority of the burden of such increases.

Comparison of the three months ended September 30, 2004 vs. the three months ended September 30, 2003

Rental income increased by $40.5 million during the three months ended September 30, 2004 to $120.7 million from $80.2 million for the three months ended September 30, 2003. Of this increase, $39.8 million relates to properties acquired or developed subsequent to June 30, 2003. Tenant reimbursements increased by $7.4 million, during the three months ended September 30, 2004 to $32.7 million from $25.3 million for the three months ended September 30, 2003. Substantially all of this increase relates to properties acquired or developed subsequent to June 30, 2003.

Property operating expenses increased by $14.5 million during the three months ended September 30, 2004 to $47.9 million from $33.4 million for the three months ended September 30, 2003. Substantially all of this increase relates to properties acquired or developed subsequent to June 30, 2003. Property operating costs represented approximately 31% of the sum of the rental income and tenant reimbursements revenue for the three months ended September 30, 2004 and 2003.

Asset and property management fees increased by $3.1 million during the three months ended September 30, 2004 to $7.2 million from $4.1 million for the three months ended September 30, 2003. This increase primarily relates to properties acquired or developed subsequent to June 30, 2003. In addition, as discussed in Note 6 to the accompanying financial statements, asset and property management fees are approximately $1.8 million higher for the three months ended September 30, 2004 as a result of the clarification of certain provisions of the asset and property management agreement. Asset and property management fees as a percentage of the sum of rental income and tenant reimbursements revenue were 5% and 4% for the three months ended September 30, 2004 and 2003, respectively.

General and administrative expense increased by $2.6 million during the three months ended September 30, 2004 to $4.9 million from $2.3 million for the three months ended September 30, 2003. This increase is primarily attributable to an increase in stockholders and related reporting costs, as well as an increase in administrative salary reimbursements related to a larger portfolio as compared to prior year. General and administrative expense represents approximately 3% and 2% of total property revenues (excluding lease termination income) for the three months ended September 30, 2004 and 2003, respectively.

Depreciation expense decreased by $4.8 million during the three months ended September 30, 2004 to $24.0 million from $28.8 million for the three months ended September 30, 2003. This decrease is primarily due to the change in depreciable lives of real estate assets effective January 1, 2004, partially offset by the acquisition of properties since June 30, 2003. The change in depreciable lives during the current period resulted in approximately $14.1 million less depreciation than if no change in depreciable lives had occurred, as discussed in Note 1 of the accompanying consolidated financial statements. The depreciation for properties acquired after June 30, 2003 would have increased by $9.0 million, absent any change in depreciable lives from 25 years to 40 years. Depreciation expense represented approximately 20% and 36% of rental income for the three months ended September 30, 2004 and 2003, respectively, with the change primarily due to the change in depreciable lives.

Amortization increased by $14.3 million during the three months ended September 30, 2004 to $16.7 million from $2.4 million for the three months ended September 30, 2003. This increase is primarily due to additional property acquisitions after the adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), resulting in more acquired assets being classified as intangible lease assets and lease origination assets compared to prior periods resulting in additional amortization expense, as well as the execution of certain second-generation leases at some of our properties and initial leases at recently developed properties. It is expected that amortization of deferred lease costs and intangible lease assets will increase during the remainder of 2004 compared to the same periods in 2003 as a full period of amortization expense is recognized relating to our 2003 property acquisitions and as more second-generation leases are executed in future periods.

Interest expense increased by $7.9 million during the three months ended September 30, 2004 to $11.7 million from $3.8 million for the three months ended September 30, 2003, due to significantly higher average amounts of borrowings outstanding and higher interest rates during the two periods. Interest expense in the future will be dependent upon the amount of borrowings outstanding, current interest rates, and the deferred financing costs associated with obtaining debt facilities. However, interest expense in future quarters is expected to be comparable to the three months ended September 30, 2004 as we have entered into certain long-term debt facilities that have fixed interest rates, as compared to variable rate debt that was in place during the first quarter of the year under our lines of credit. Having no amounts currently outstanding under our lines of credit mitigates our exposure to rising interest rates.

Interest and other income increased by $0.8 million during the three months ended September 30, 2004 to $1.9 million from $1.1 million for the three months ended September 30, 2003. Interest income of $1.1 million in each period was attributable to interest on investment in bonds related to the Ingram Micro Building and ISS Atlanta Buildings for the three months ended September 30, 2004 and 2003, respectively. The remainder in each period represents interest earned on cash generated from operations. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be significant or change significantly from the amount earned during the three months ended September 30, 2004. In addition to interest income, during the three months ended September 30, 2004, we earned approximately $0.5 million of take-out fees related to our participation in the Advisor’s 1031 Program, which may not be indicative of amounts earned in future periods as such income is dependent upon the continuation and growth of the program and our continued involvement.

Equity in income of unconsolidated joint ventures increased by $0.2 million during the three months ended September 30, 2004 to $1.3 million from $1.1 million for the three months ended September 30, 2003. This increase is primarily related to a change in the estimate of the weighted average composite useful lives for building assets to 40 years from 25 years. This evaluation and change in estimate was effective in third quarter 2004. Equity in income of unconsolidated joint ventures is not expected to change significantly from the current quarter’s results in future periods absent any additional investment in unconsolidated joint ventures or unexpected changes in the operations of the underlying properties.

Discontinued operations for the three months ended September 30, 2003 were $0.3 million, consisting entirely of operations of the Eisenhower Boulevard Building which was disposed of during the second quarter 2004. There were no such operations for the property during the three months ended September 30, 2004.

Earnings per share for the three months ended September 30, 2004 was $0.09 compared to $0.10 for the three months ended September 30, 2003. Earnings per share for the three months ended September 30, 2004 reflects the change in depreciable lives of real estate assets from 25 years to 40 years which resulted in an increase in earnings of approximately $0.03 per share, that was essentially offset by the impact of the increased amortization during the three months ended September 30, 2004 as a result of additional property acquisitions after the adoption of FAS 141. Other than these items, our operations remained relatively consistent on a per share basis and would not be expected to change significantly from earnings of $0.10 per share per quarter.

Comparison of the nine months ended September 30, 2004 vs. the nine months ended September 30, 2003

Rental income increased by $160.4 million during the nine months ended September 30, 2004 to $361.9 million from $201.5 million for the nine months ended September 30, 2003. Of this increase, $158.0 million relates to properties acquired or developed subsequent to December 31, 2002. Tenant reimbursements increased by $45.4 million, during the nine months ended September 30, 2004 to $96.1 million from $50.7 million for the nine months ended September 30, 2003. Substantially all of this increase relates to properties acquired or developed subsequent to December 31, 2002.

Lease termination income was $7.9 million for the nine months ended September 30, 2004 as compared to $0.6 million for the nine months ended September 30, 2003. The income for the nine months ended September 30, 2004 primarily relates to one transaction, the termination of a portion of the Metris Direct, Inc. lease at the 10900 Wayzata Boulevard Building (f/k/a the Metris Minnesota Building). At the time of the lease termination, a new long-term lease was executed with Siemens Real Estate, Inc. for all of the vacated space. Lease termination income for the nine months ended September 30, 2003 relates to PricewaterhouseCooper’s lease termination in the AON Center Chicago. Lease termination income for the nine months ended September 30, 2004 is not expected to be comparable to future periods as such income will be dependent upon the execution of such agreements that are deemed in the best interest of the portfolio over the long-term.

Property operating expenses increased by $67.4 million during the nine months ended September 30, 2004 to $139.5 million from $72.1 million for the nine months ended September 30, 2003. Of this increase, $67.1 million relates to properties acquired or developed subsequent to December 31, 2002. Property operating costs represented 30% and 29% of the sum of the rental income and tenant reimbursements revenue for the nine months ended September 30, 2004 and 2003, respectively. The increase in property operating costs as a percentage of the sum of rental income and tenant reimbursements is primarily due to the acquisition of certain full-service multi-tenant properties in 2003 that have a significantly higher ratio of property operating costs to revenues.

Asset and property management fees increased by $9.1 million during the nine months ended September 30, 2004 to $18.7 million from $9.6 million for the nine months ended September 30, 2003. This increase primarily relates to properties acquired or developed subsequent to December 31, 2002. In addition, as discussed in Note 6 to the accompanying financial statements, asset and property management fees are approximately $1.8 million higher for the nine months ended September 30, 2004 as a result of the clarification of certain provisions of the asset and property management agreement. Asset and property management fees represented approximately 4% of the sum of rental income and tenant reimbursements revenue for the nine months ended September 30, 2004 and 2003.

General and administrative expense increased by $6.3 million during the nine months ended September 30, 2004 to $12.5 million from $6.2 million for the nine months ended September 30, 2003. This increase is primarily attributable to an increase in stockholders and related reporting costs, as well as an increase in administrative salary reimbursements related to a larger portfolio as compared to prior year. General and administrative expense represents approximately 3% and 2% of total property revenues (excluding lease termination income) for the nine months ended September 30, 2004 and 2003, respectively.

Depreciation expense decreased by $0.3 million during the nine months ended September 30, 2004 to $72.3 million from $72.6 million for the nine months ended September 30, 2003. This decrease is primarily due to the change in depreciable lives of real estate assets effective January 1, 2004. The change in depreciable lives during the current period resulted in approximately $41.8 million less depreciation than if no change in depreciable lives had occurred, as discussed in Note 1 of the accompanying consolidated financial statements. The depreciation for properties acquired after December 31, 2002 would have increased by $40.8 million, absent the change in depreciable lives from 25 years to 40 years. Depreciation expense represented approximately 20% and 36% of rental income for the three months ended September 30, 2004 and 2003, respectively, with the change primarily due to the change in depreciable lives.

Amortization increased by $45.8 million during the nine months ended September 30, 2004 to $48.5 million from $2.7 million for the nine months ended September 30, 2003. The increase is primarily due to additional property acquisitions after the adoption of FAS 141, resulting in more acquired assets being classified as intangible lease assets and lease origination assets compared to prior periods resulting in additional amortization expense, as well as the signing of second-generation leases at some of our properties and initial leases at recently developed properties. It is expected that amortization of deferred leasing costs and intangible lease assets will increase during the remainder of 2004 compared to the same periods in 2003 as a full period of amortization expense is recognized relating to our 2003 property acquisitions and as more second-generation leases are entered into in future periods.

Interest expense increased by $20.3 million during the nine months ended September 30, 2004 to $31.0 million from $10.7 million for the nine months ended September 30, 2003, due to significantly higher average amounts of borrowings outstanding and higher interest rates during the two periods. Interest expense in the future will be dependent upon the amount of borrowings outstanding, current interest rates, and the deferred financing costs associated with obtaining debt facilities. However, interest expense in future quarters is expected to be comparable to the three months ended September 30, 2004 as we have entered into certain long-term debt facilities that have fixed interest rates, as compared to variable rate debt that was in place during the first quarter of the year under our lines of credit. Having no amounts currently outstanding under our lines of credit mitigates our exposure to rising interest rates.

Interest and other income increased $1.6 million during the nine months ended September 30, 2004 to $5.0 million from $3.4 for the nine months ended September 30, 2003. Interest income of approximately $3.4 million in each period was attributable to interest on the bonds related to the Ingram Micro Building and ISS Atlanta Buildings for the nine months ended September 30, 2004 and 2003, respectively. The remainder in each period represents interest earned on cash generated from operations. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be significant or change significantly from the amount earned during the nine months ended September 30, 2004. In addition to interest income, during the nine months ended September 30, 2004, we earned approximately $0.9 million of take-out fees related to our participation in the Advisor’s 1031 Program which may not be indicative of amounts earned in future periods as such income is dependent upon the continuation and growth of the program and our continued involvement.

Equity in income of unconsolidated joint ventures increased by $0.1 million during the nine months ended September 30, 2004 to $3.6 million from $3.5 million for the nine months ended September 30, 2003. This increase is primarily related to a change in the estimate of the weighted average composite useful lives for building assets to 40 years from 25 years. This evaluation and change in estimate was effective in third quarter 2004. Equity in income of unconsolidated joint ventures is not expected to change significantly from the current quarter’s results in future periods absent any additional investment in unconsolidated joint ventures or unexpected changes in the operations of the underlying properties.

Loss on extinguishment of debt increased by $1.6 million during the nine months ended September 30, 2004 to $2.1 million from $0.5 million for the nine months ended September 30, 2003. In May 2004, we repaid in full and terminated our $500 million credit facility with Bank of America, N.A. and charged $1.7 million in associated unamortized financing costs to earnings. In addition, $0.4 million of unamortized loan costs associated with the Nestle debt was charged to earnings as the debt was repaid in full. In April 2003, we terminated our $110 million credit facility with Bank of America, N.A. and charged $0.5 million in associated unamortized deferred financing costs to earnings. Loss on extinguishment of debt for the nine months ended September 30, 2004 and September 30, 2003 is not expected to be indicative of amounts in future periods as such costs are generally dependent upon altering our financing structure and we have no plans for significantly changing our current financing structure.

Discontinued operations for the nine months ended September 30, 2004 were $12.3 million, consisting entirely of operations and the disposition of the Eisenhower Boulevard Building on June 3, 2004. Net operations of the property for the period from January 1, 2004 through the date of sale, and the nine months ended September 30, 2003 were $0.7 million and $0.9 million, respectively. The gain recognized on the sale of the property was $11.6 million. There were no dispositions for the nine months ended September 30, 2003.

Earnings per share for the nine months ended September 30, 2004 was $0.35 compared to $0.30 for the nine months ended September 30, 2003. This increase is primarily a result of the recognition of lease termination income related to the Metris lease termination, and the gain on sale of the Eisenhower Boulevard Building occurring in the second quarter 2004, which together generated approximately $0.05 net income per share. Earnings per share for the nine months ended September 30, 2004 reflects the change in depreciable lives of real estate assets from 25 years to 40 years which resulted in an increase in earnings of approximately $0.09 per share, that was essentially offset by the impact of the increased amortization during the nine months ended September 30, 2004 as a result of additional property acquisitions after the adoption of FAS 141. Other than these items, our operations remained relatively consistent on a per share basis and would not be expected to change significantly from earnings of $0.30 per share per quarter.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT and which appropriately excludes the cost of capital improvements and related capitalized interest, is presented in the following table, in thousands, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$44,066	$33,820	$161,735	$86,169
Add:
Depreciation of real assets	24,085	28,963	72,527	73,241
Amortization of lease related costs	16,703	2,374	48,618	2,723
Depreciation and amortization – unconsolidated partnerships	865	913	3,288	2,477
Subtract:
Gain on sale of properties	—	—	(11,629)	—

FFO	85,719	66,070	274,539	164,610

Weighted average shares outstanding	466,590	350,741	464,815	289,521

Through the first quarter 2004, we (and our unconsolidated joint ventures) have reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in our consolidated statements of income. Beginning with the second quarter 2004, we (and our unconsolidated joint ventures) present this amortization as amortization expense in our consolidated statements of income, and have reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in previously reported net income, but does result in an increase in FFO of approximately $9.7 million for the nine months ended September 30, 2004, and approximately $1.5 million for the three and nine months ended September 30, 2003. The primary purpose of this change is to more closely align our presentation of such costs with similar costs as classified by other companies in the real estate industry.

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In accordance with GAAP, we recognized straight-line rental revenue of $6.9 million and $5.7 million during the three months ended September 30, 2004 and 2003, respectively, and $19.8 million and $10.8 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

•	The amortization of deferred financing costs in the accompanying consolidated statements of income totaled approximately $0.5 million and $0.8 million for the three months ended September 30, 2004 and 2003, respectively, and $2.0 million and $1.8 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. Additionally, the loss on extinguishment of debt in the accompanying consolidated statements of income totaled approximately $2.1 million and $0.5 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. No loss on extinguishment of debt was incurred during the three months ended September 30, 2004 or September 30, 2003.

•	The amount of deferred financing costs paid totaled approximately $0.3 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively, and $9.7 million and $4.6 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

•	The amortization of intangible lease assets and intangible lease liabilities recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.4 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively, and $2.3 million and $1.3 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

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

During the first quarter of 2004, we completed a review of our real estate related depreciation by performing an analysis of the components of each property type in an effort to determine weighted average composite useful lives of our real estate assets. As a result of this review, we changed our estimate of the weighted average composite useful lives for building assets. Effective January 1, 2004, for all building assets, we extended the weighted average composite useful life to 40 years from 25 years. This change resulted in an increase to net income of approximately $14.1 million or $0.03 per share for the three months ended September 30, 2004, and $41.8 million or $0.09 per share for the nine months ended September 30, 2004. We believe the change reflects the estimated useful lives of the assets and is consistent with prevailing industry practice. In the event that inappropriate useful lives or methods are used for depreciation, our net income would be misstated.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. Prior to the six months ended September 30, 2004, these lease intangibles were amortized as an adjustment to rental income rather than to expense. As such, the related amortization has been reclassified from an adjustment to rental income to expense in the consolidated statements of income for the three and nine months ended September 30, 2004.

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

Projections of expected cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment, among other factors. The use of cash flows and fair value could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at September 30, 2004.

Commitments and Contingencies

We are subject to certain contingent liabilities and commitments with regard to certain transactions. Refer to Note 5 of our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Properties Under Construction

•	Properties Under Contract

•	Commitments Under Existing Lease Agreements

•	Letters of Credit

•	Earn-out Agreements

•	Leasehold Property Obligation

•	Take-out Purchase and Escrow Agreements

•	Litigation

Related-Party Transactions and Agreements

We have engaged Wells Management and the Advisor to provide asset management services and supervise the management and leasing of properties we own as well as other administrative responsibilities for us including accounting services, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, the Advisor and other affiliates of the Advisor to provide certain services which are essential to us including certain asset management and property management services, asset acquisition and disposition services and other administrative responsibilities under agreements, some of which have terms of one year or less.

The Advisor and Wells Management are both owned and controlled by WREF. The operations of the Advisor, Wells Management and WIS represent substantially all of the business of WREF. In light of their common ownership and their importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of the Advisor and Wells Management. In the event that WREF becomes unable to meet its obligations as they become due, we might be required to find alternative service providers.

For the three months ended September 30, 2004, revenues for WREF on a consolidated basis exceeded expenses by approximately $6 million and WREF is also expecting revenues to exceed expenses during the fourth quarter. WREF believes it has adequate cash availability from both funds on hand and borrowing capacity through its credit facilities in order to meet its obligations. For the nine months ended September 30, 2004, operating expenses for WREF exceeded operating revenues by approximately $11 million. In the first two quarters of 2004, WREF incurred net losses primarily as a result of revenues from acquisition, advisory, asset management services and property management services being less than the costs to provide such services. In planning for 2004, WREF anticipated it would incur short-term losses and reserved adequate funds to cover any shortfall in revenues due to the fact that Wells REIT II, another sponsored product of WREF, was a new product that would generate revenues less than those realized in 2003.

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

Subsequent Events

On October 22, 2004, Ron Ford resigned as a Senior Vice President of our Advisor. Mr. Ford joined our Advisor in August 2003. We do not believe that this resignation will have a material impact on our financial operations or those of our Advisor.

On October 27, 2004, the previously pending lawsuit filed on behalf of the Luzerne County Employee Retirement System was dismissed with respect to us and the other Wells related defendants, as described in more detail in Part II, Item 1 of this report and Note 5 to the accompanying consolidated financial statements.

On November 2, 2004, in order to document previously approved extensions of the prior Advisory Agreement and formally approve the current year’s Advisory Agreement, we entered into an Advisory Agreement with our Advisor covering the period from January 30, 2004 through December 31, 2004, as described in more detail in Note 6 to the accompanying consolidated financial statements.

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

All of our debt outstanding, approximately $842.0 million as of September 30, 2004, is subject to fixed rates or is effectively fixed due to an interest rate swap agreement. The outstanding debt has an average interest rate of approximately 5.0% with expirations ranging from 2006 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

None of our debt outstanding as of September 30, 2004 is based on variable interest rates except for $9.6 million outstanding under the $21.1 million term loan payable, with respect to which we have entered into an interest rate swap that results in a fixed rate of 2.75% for this debt. To the extent that we borrow funds in the future under our variable rate lines of credit, we would have exposure to increases in interest rates, which would increase our cost of debt.

We do not believe that there is any exposure to increases in interest rate risk related to the obligations under capital leases of $64.5 million at September 30, 2004, as the obligations are at fixed interest rates and we own the related bonds.

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

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

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

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants, including, WIS, our dealer manager, Wells Real Estate Funds, Inc., the parent company of both the Advisor and WIS, and us (collectively, the “Wells Defendants”). The complaint alleges, among other things (1) that former members of the Luzerne Board named as defendants invested $10 million in the our common stock on behalf of the Plan, (2) that certain former board member defendants breached their fiduciary duties to the Plan by, among other things, permitting the investment of the Plan’s funds in investments not suitable for the Plan because there were long-term illiquid investments, permitting the Plan to pay excessive fees and commissions to co-defendants, and accepting political contributions in exchange for awarding advisory and management agreements, (3) that the Wells Defendants and others knew or should have known that the investment, and the fees and commissions associated with the investment were not a proper investment for the Plan because it was a long-term illiquid investment, (4) that the Wells Defendants and others knew or should have known that certain Luzerne Board members and certain investment advisors and managers were breaching their fiduciary duties to the Plan, (5) that the defendants engaged in and conspired to engage in an improper scheme to intentionally defraud the Plan, and (6) that the investment was not approved by a majority of the Luzerne Board at a public meeting and, consequently, the investment was inappropriate and void action. The Plan is seeking damages of not less than $25 million, treble damages and punitive damages from all defendants on a joint and several liability basis.

On August 24, 2004 the court entered an Order granting dismissal of a portion of the claims against the Wells Defendants. In that Order, the court dismissed claims relating to aiding and abetting a breach of fiduciary duty and certain other claims; however, claims relating to conspiring to engage in an improper scheme along with a state law claim for unjust enrichment were not dismissed.

On October 27, 2004, the lawsuit against the Wells Defendants was dismissed with prejudice. The dismissal was the result of a settlement agreement and release between the plantiffs and the Wells Defendants where we agreed to repurchase from the Plan all of the 1,346,754 shares of our common stock held by the Plan for approximately $12.8 million, the price originally paid for such stock, in exchange for a release by the plantiffs of all claims and counts against the Wells Defendants. These shares are not being repurchased under our existing share redemption program. The settlement amount has been accrued in the accompanying consolidated balance sheet as of September 30, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No equity securities that are not registered under the Securities Act of 1933 have been sold by us.

(b)	The fourth public offering was closed on July 25, 2004. The registration statement relating to our Dividend Reinvestment Plan (No. 333-114212) was declared effective on April 5, 2004. The proceeds raised pursuant to the Dividend Reinvestment Plan will be used for general corporate purposes, including, but not limited to, the acquisition of interests in additional properties or real estate investments, funding of tenant improvements, leasing commissions and other lease-up costs, repayment of debt, and funding of our share redemption program.

(c)	During the quarter ended September 30, 2004, we redeemed shares as follows:

Period	Approximate Number of Shares Redeemed*	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available that May Yet Be Redeemed Under the Plan
July 2004	267,000	$10.00	$7.0 million
August 2004	177,000	$10.00	$5.3 million
September 2004	180,000	$10.00	$3.5 million

*	All shares redeemed were redeemed under our share redemption program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On July 20, 2004, we held our annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)	Our stockholders elected the following individuals to the board of directors: Leo Wells, III Douglas Williams, Michael Buchanan, Richard Carpenter, Bud Carter, William Keogler, Donald Moss, Walter Sessoms, Neil Strickland, and Wayne Woody.

(c)	The above matter was approved by stockholders of the Registrant at the annual meeting by the casting of the following votes:

Name	Votes For	Votes Withheld
Leo Wells, III	239,737,922	9,543,878
Douglas Williams	244,326,588	4,955,212
Michael Buchanan	244,292,770	4,989,030
Richard Carpenter	244,226,913	5,054,887
Bud Carter	244,208,706	5,073,094
William Keogler	244,260,925	5,020,875
Donald Moss	244,194,819	5,086,981
Walter Sessoms	244,035,418	5,246,382
Neil Strickland	244,117,564	5,164,236
Wayne Woody	244,264,951	5,016,849

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

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: November 2, 2004	By:	/s/ DOUGLAS P. WILLIAMS
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