Form 10-K
period 2004-12-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2005-03-15
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

COMMON STOCK

(Title of Class)

COMMON STOCK

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

Aggregate market value of the voting stock held by nonaffiliates:

While there is no established market for the Registrant’s shares of voting stock, the Registrant has offered and sold shares of its voting stock pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10 per share. The number of shares of common stock outstanding as of February 28, 2005 was approximately 473,508,123.

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Investment Trust, Inc. Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2005.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space which may impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our lease agreements;

•	Higher than expected property operating expenses, including property taxes, insurance, property management fees, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected defects or adverse conditions at our properties;

•	Our ability to invest dividend reinvestment plan proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Unexpected costs of capital expenditures, including those related to tenant build-out projects;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing and refinancing as appropriate;

•	Our ability to pay amounts to our lenders before any distributions to our stockholders;

•	Changes in interest rates related to our variable rate debt;

•	Lender-required restrictive covenants relating to our operations, and our ability to satisfy such restrictions;

•	Possible limitations on our ability to borrow funds in the future that may result from our participation in the Section 1031 Exchange Program sponsored by affiliates of Wells Capital, Inc. (“Wells Capital”);

•	Future demand for our equity securities through our dividend reinvestment plan;

•	Potential changes to our share redemption program or dividend reinvestment plan;

•	The amount of redemptions or prices paid in future periods for redeemed shares under the share redemption program, approved by our board of directors;

Other operational risks

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Our dependency on Wells Capital and its affiliates and their key personnel for various administrative services;

•	Our reliance on third-parties to appropriately manage our properties;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

•	Higher than expected administrative operating expenses, including expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to comply with any governmental, tax, real estate, environmental, and zoning laws and regulations; and

•	Our ability to generate sufficient cash flow from operations to be able to maintain our dividend at its current level.

[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

PART I

ITEM 1. BUSINESS

General

Wells REIT is a Maryland corporation formed on July 3, 1997, which commenced operations on June 5, 1998 and qualifies as a real estate investment trust (“REIT”). Substantially all of our business is conducted through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, or Wells OP’s subsidiaries. Wells REIT is the sole general partner of Wells OP. Wells OP owns properties directly or through wholly-owned subsidiaries, and Wells OP has also entered into certain joint ventures with real estate limited partnership programs sponsored by Wells Capital, Inc. (“Wells Capital”) or its affiliates, as well as certain joint ventures with parties not otherwise affiliated with Wells Capital or us. We do not consolidate the joint ventures with affiliates of Wells Capital based on the terms of the joint venture agreements and the lack of control. The joint ventures with those not otherwise affiliated with us or Wells Capital are consolidated in the accompanying consolidated financial statements, as we control these ventures. References to Wells REIT, we, us, or our herein shall include all subsidiaries of Wells REIT including Wells OP, its subsidiaries, and the consolidated joint ventures.

Our stock is not listed on a national exchange. However, our articles of incorporation currently require that we begin the process of liquidating our investments and distributing the resulting proceeds to our stockholders if our shares are not listed on a national exchange by January 30, 2008. Our articles of incorporation can only be amended by a proxy vote of our stockholders.

We engage in the acquisition and ownership of commercial real estate properties primarily consisting of high grade office and industrial buildings leased to large corporate tenants located throughout the United States, including properties that are under construction, are newly constructed or have operating histories. As of December 31, 2004, all properties currently owned by us are office buildings, warehouses, and manufacturing facilities or some combination thereof. However, we are not limited to such investments.

As of December 31, 2004, we owned interests in 112 properties, either directly or through joint ventures, comprising approximately 25.4 million square feet of commercial office space located in 26 states and the District of Columbia. As of December 31, 2004, these properties were approximately 97.4% leased.

Real Estate Investment Objectives

Our primary investment objectives are to maximize cash dividends paid to our investors; to preserve, protect, and return our investors’ capital contributions; and to realize growth in the value of our properties upon our ultimate sale of such properties.

In determining the appropriateness of an investment in real estate, we consider the quality of the creditworthiness of the tenants, the real estate, and the impact of the acquisition on our portfolio as a whole with regard to diversification by geography, tenants, industry group of tenants, and timing of lease expirations. The location of the property, its appropriateness for any development contemplated or in progress, its income producing capacity, and the prospects for long-range appreciation and liquidity are each considered in evaluating the quality of the real estate.

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

We anticipate that in future periods we will continue to acquire additional properties which meet our investment objectives with regard to quality and dispose of certain properties in order to continue to position the portfolio at an acceptable range of diversification for criterion; however, the number and mix of properties we acquire will largely depend upon the real estate and market conditions and other circumstances existing at the time we acquire the properties. We anticipate that future funds for acquisitions will come from a variety of sources, including cash flows after dividends paid, proceeds we receive from our dividend reinvestment plan, net proceeds from property dispositions and additional borrowings.

Generally, we are responsible for the replacement of specific structural components of a property such as the roof of the building or the parking lot. However, the majority of our leases are generally what we refer to as “economically net” leases. An “economically net” lease provides that in addition to making its lease payments, the tenant is required to pay directly or to reimburse us for real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs. “Economically net” leases help protect us from rising costs. Upon expiration of leases at our properties, our objective is to negotiate our leases so they also will be “economically net” leases; however, the conditions in each of our markets could dictate different outcomes and may result in less favorable reimbursement rates.

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

Our articles of incorporation limit borrowings to 50% of the aggregate value of all properties. While we do not intend to reach this leverage limit, we do intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so more funds will be available for investment in properties, which provides a more diversified portfolio. Currently, management intends to operate at a debt ratio well below the 50% limit. However, this range may change depending upon various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to pay dividends in accordance with our investment objectives, the composition of our portfolio, the availability of properties meeting our investment criteria, the availability of debt or changes in the cost of debt financing.

During 2004, we obtained new debt facilities to replace our outstanding lines of credit existing throughout the year in order to move towards a greater percentage of fixed rate debt along with a smaller line of credit at a variable rate used primarily for short-term working capital needs. These agreements will result in higher interest rates in certain periods of lower interest rates, but will decrease our exposure to potential increases in interest rates in the future.

Operating Objectives

As we have completed our initial acquisition phase, our operational performance of the portfolio becomes of greater importance. As such, we will be focusing on a number of key initiatives, such as:

•	Evaluating selective property dispositions that will improve the overall quality and economic performance of our portfolio over the long term;

•	Negotiating strategic renewals or lease extensions that expire in either the next few years or at times in which we believe it is important to make adjustments to our lease expiration exposure;

•	Ensuring that we enter into leases at market rents, upon lease expiration and with regard to currently vacant space at our properties, so that we receive the maximum returns on our properties as permitted by the market;

•	Considering appropriate actions, for expirations in future periods, to ensure that we can position the property appropriately to retain the tenants at lease expiration or negotiate lease amendments lengthening the term of the lease resulting in the receipt of increased rents over the long term as allowed by the market; and

•	Reducing operating expenses as a percentage of revenues as we take advantage of certain economies of scale.

Employees

Wells REIT has no direct employees. Under the terms of various agreements with Wells REIT, Wells Capital and Wells Management Company, Inc. (“Wells Management”) billed Wells REIT for their services based on time spent by administrative personnel to perform a variety of services outlined in the various agreements. These expenses are included in general and administrative expenses in the consolidated statements of income. These expenses totaled $8.4 million, $3.9 million, and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Insurance

We believe that our properties are adequately insured.

Competition

As the leasing of real estate is highly competitive, we will experience competition for tenants from owners and managers of competing projects. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our results of operations. At the time we elect to acquire additional properties, we will compete with other buyers who are interested in the property, which may result in an increase in the cost that we pay for the property or may result in us ultimately not being able to acquire the property. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers for properties, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

Economic Dependency

We have engaged Wells Management and Wells Capital to provide asset management and advisory services, to supervise the management and leasing of our properties, and to assume various other administrative responsibilities for us including accounting services, shareholder communications, and investor relations. Refer to Note 11 of the accompanying consolidated financial statements included in this report for details of the fees paid to Wells Management and Wells Capital during the years ended December 31, 2004, 2003 and 2002.

As a result of the above relationships, we are dependent upon Wells Management, Wells Capital and other affiliates of Wells Capital to provide certain services, which are essential to us including certain asset management and property management services, asset acquisition and disposition services and other administrative responsibilities under agreements, all of which have terms of one year.

Wells Capital and Wells Management are both owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells Management and Wells Investment Securities, Inc. (“WIS”) represent substantially all of the business of WREF. In light of their common ownership and their importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WREF on a consolidated basis exceeded operating expenses by approximately $5.8 million, and WREF is also expecting revenues to exceed expenses during 2005. For the year ended December 31, 2004, operating expenses for WREF exceeded operating revenues by $11.6 million. WREF believes it has adequate cash availability from funds on hand in order to meet its obligations. In the first two quarters of 2004, WREF incurred net losses primarily as a result of revenues from acquisition, advisory, asset management services and property management services being less than the costs to provide such services. In planning for 2004, WREF anticipated it would incur short-term losses and reserved adequate funds to cover any shortfall in revenues due to the fact that Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”), another sponsored product of WREF, was a new product that would generate revenues to WREF significantly less than those realized in 2003.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2004, no tenant represents more than 10% of our future rental income under non-cancelable leases or 10% of our current year rent revenues. We are not aware of any reason that our current tenants will not be able to pay their contractual rental amounts, in all material respects, as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT, Wells Capital, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I (“Wells Fund I”), and Wells Fund I’s general partners, Wells Capital and Leo F. Wells, III, who is the president and a director of Wells REIT, as well as Wells Management and WIS (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the general partners, WIS, and Wells Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the general partners and Wells Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the general partners and Wells Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 9, 2002. The Complaint alleges, among other things, that the general partners breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the general partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the general partners of Wells Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Fund I. On January 28, 2005, the defendants filed motions to dismiss the plantiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, WIS, and Mr. Wells to fulfill their duties under the agreements and relationships they have with us.

Web Site Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other filings with the Securities and Exchange Commission (the “SEC”), including any amendments to such filings, may be obtained free of charge from the following website, http://www.wellsref.com, through a link to the http://www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 2. PROPERTIES

As of December 31, 2004, we own interests in 112 properties. Of these properties, 93 are wholly-owned and three properties are owned through consolidated joint ventures. All of these properties are included in our consolidated financial statements. The remaining 16 properties are owned through joint ventures with affiliates of Wells Capital. The majority of assets are commercial office buildings located in 26 states and the District of Columbia. As of December 31, 2004, our properties were approximately 97.4% leased with an average lease term remaining of approximately 7.1 years.

Property Statistics

The following table shows lease expirations of our portfolio as of December 31, 2004, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	2004 Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of 2004 Annualized Gross Base Rent
Vacant	$0	675	0%
2005	17,179	655	3%
2006	30,643	942	5%
2007	31,169	1,117	5%
2008	27,810	1,124	5%
2009	45,210	1,688	8%
2010	84,112	3,776	14%
2011	83,698	4,839	14%
2012	89,860	3,686	15%
2013	71,568	2,724	12%
2014	31,910	1,230	5%
Thereafter	67,859	2,916	14%

	$581,018	25,372	100%

The following table shows the geographic diversification of our portfolio as of December 31, 2004.

Location	2004 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2004 Annualized Gross Base Rents
Chicago	$130,610	4,640	22%
Washington, D.C.	79,059	2,208	14%
N. New Jersey	38,704	1,617	7%
Minneapolis	33,083	1,230	6%
Detroit	26,257	1,097	5%
Dallas	25,967	1,450	4%
New York	25,424	986	4%
Boston	23,964	586	4%
Atlanta	23,767	992	4%
Los Angeles	20,822	682	4%
Orange Co.	18,039	1,089	3%
Other*	135,322	8,795	23%

	$581,018	25,372	100%

*	- None more than 3%

The following table shows the tenant industry diversification of our portfolio as of December 31, 2004.

Industry	2004 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2004 Annualized Gross Base Rent
Business Services	$71,454	3,301	12%
Depository Institutions	48,423	1,851	8%
Nondepository Institutions	37,603	1,979	6%
Insurance Carriers	35,399	1,661	6%
Legal Services	34,277	1,068	6%
Electronic & Other Electric Equipment	28,174	1,599	5%
Communication	26,995	1,058	5%
Transportation Equipment	22,205	1,011	4%
Administration Of Economic Programs	21,879	599	4%
Insurance Agents, Brokers, & Service	21,656	610	4%
Finance, Taxation, & Monetary Policy	20,410	548	4%
Food And Kindred Products	19,065	631	3%
Other*	193,478	9,456	33%

	$581,018	25,372	100%

*	- None more than 3%

The following table shows the tenant diversification of our portfolio as of December 31, 2004.

Location	2004 Annualized Gross Base Rent (in thousands)	Percentage of 2004 Annualized Gross Base Rent
BP Amoco	$28,890	5%
NASA	21,685	4%
Leo Burnett	19,742	3%
US Bancorp	19,348	3%
Nestle	15,921	3%
OCC	14,547	3%
Independence Blue Cross	12,904	2%
Winston & Strawn	12,761	2%
Kirkland & Ellis	12,304	2%
Nokia	12,243	2%
State of New York	11,041	2%
Aventis	10,299	2%
Zurich	9,693	2%
Cingular	9,208	2%
DDB Needham	8,909	2%
State Street Bank	8,264	1%
US National Park Service	8,236	1%
Caterpillar Financial	8,219	1%
Bank of America	7,574	1%
Lockheed Martin	7,422	1%
Other	321,808	56%

	$581,018	100%

*	- None more than 2%

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures with affiliates of Wells Capital or others not otherwise affiliated with Wells Capital or us. Refer to the sections below discussing the joint ventures for restrictions related to the operations and other investment decisions.

Certain properties we own are subject to ground leases. Refer to Schedule III listed in the index of Item 15(a) of this report, which details properties subject to ground leases as of December 31, 2004.

Certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details properties held as collateral for debt facilities as of December 31, 2004.

Unconsolidated Joint Ventures With Affiliates of Wells Capital

As of December 31, 2004, through our ownership in Wells OP, we own interests in certain properties through unconsolidated joint ventures with affiliates of Wells Capital as outlined below:

Joint Venture	Joint Venture Partners	Ownership Percentage	Properties Held by Joint Venture
Fund XIII-REIT Joint Venture	Wells OP Wells Real Estate Fund XIII, L.P.	72%	AmeriCredit Phoenix Building ADIC Building John Wiley Indianapolis Building AIU Chicago Building
Fund XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XII, L.P.	55%	Siemens Building AT&T Oklahoma Buildings Comdata Building
Fund XI-XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XI, L.P. Wells Real Estate Fund XII, L.P.	57%	111 Southchase Boulevard Building (f/k/a EYBL CarTex) Sprint Building Gartner Building (1)
Fund IX-X-XI-REIT Joint Venture	Wells OP Wells Real Estate Fund IX, L.P. Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P.	4%	Alstom Power Knoxville Building Ohmeda Building Interlocken Building Avaya Building Iomega Building
Wells/Freemont Associates Joint Venture (the “Freemont Joint Venture”)	Wells OP Fund X-XI Joint Venture	78%	Fairchild Building

Fund VIII-IX-REIT Joint Venture	Wells OP Fund VIII-IX Joint Venture	16%	(2)

(1)	Fund XI-XII-REIT Joint Venture sold its interest in the Johnson Matthey Building on October 5, 2004 for approximately $10.0 million resulting in a gain of approximately $2.4 million, with approximately $1.4 million being allocated to Wells OP. The initial purchase price of the building was approximately $8.0 million. The sale proceeds allocable to Wells OP were approximately $5.5 million.

(2)	Fund VIII-IX-REIT Joint Venture sold its interest in the 15253 Bake Parkway Building (formerly the Quest Building) on December 2, 2004 for approximately $12.4 million resulting in a gain of approximately $3.0 million, with approximately $0.5 million being allocated to Wells OP. The initial purchase price of the building was approximately $7.2 million. Proceeds from the sale were distributed to the respective partners resulting in minimal assets and liabilities remaining in Fund VIII-IX-REIT Joint Venture. The net sale proceeds allocable to Wells OP were approximately $1.9 million.

The investment objectives of each joint venture above in which Wells OP is a partner with affiliates of Wells Capital are primarily consistent with our investment objectives. Through Wells OP, we are acting as the initial administrative venturer, as defined in the respective agreements, of each of the joint ventures included above, and as such, are responsible for establishing policies and operating procedures with respect to the business and affairs of each of these joint ventures with affiliates of Wells Capital. However, approval of the other joint venture partners is required for any major decision or any action that materially affects these joint ventures or their real property investments.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on the results of operations or financial condition of us, nor is management aware of any such litigation threatened against us.

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants, including us, WIS, and WREF, (collectively, the “Wells Defendants”).

On October 27, 2004, this lawsuit against the Wells Defendants was dismissed with prejudice. The dismissal was the result of a settlement agreement and release between the plantiffs and the Wells Defendants where we agreed to repurchase from the Plan all of the 1,346,754 shares of its common stock held by the Plan for approximately $12.8 million, the price originally paid for such stock, in exchange for a release by the plantiffs of all claims and counts against the Wells Defendants. These shares were not repurchased pursuant to our existing share redemption program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 28, 2005, we had approximately 473.5 million shares of common stock outstanding held by a total of approximately 117,000 stockholders. The number of stockholders is based on the records of Wells Capital, who serves as our registrar and transfer agent. Under our articles of incorporation, certain restrictions are imposed on the ownership and transfer of shares.

In order for NASD members and their associated persons to have participated in the offering and sale of shares of common stock pursuant to the fourth offering or to participate in any future offering of our shares, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of the shares was deemed to be $10 per share as of December 31, 2004. The basis for this valuation is the fact that we recently completed a public offering of our shares at the price of $10 per share and, as set forth below, most of our shares redeemed in 2004 pursuant to our share redemption program were redeemed for $10 per share. However, as set forth below, there is no significant public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Moreover, we have not performed an evaluation of our properties; as such, this valuation is not based upon the value of the properties, nor does it represent the amount stockholders would receive if our properties were sold and the proceeds distributed to our stockholders in a liquidation, which amount would most likely be less than $10 per share, because at the time we were purchasing our properties, the amount of funds available for investment in properties was reduced by approximately 14% of offering proceeds raised, which were used to pay selling commissions and dealer manager fees, organization and offering costs and acquisition and advisory fees and expenses, as described in more detail in the notes to our consolidated financial statements included in this report. As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value would be less than the proceeds of our offerings and may not be the best indicator of the value of shares purchased as a long-term income-producing investment. Instead, we believe that, for a certain period after significant amounts of shares are sold to investors, the price paid by such investors may better reflect the estimated value of the shares. Our Prospectus provided that, for a period of three full fiscal years after we have ceased to sell significant amounts of shares, we expect to continue to use the latest offering price of our shares ($10 per common share) as the estimated per share value reported in our Annual Reports on Form 10-K. Because of this, we expect that the first estimated per share value will not be provided until after December 31, 2006. In addition, we believe that the fact that the vast majority of the shares redeemed in 2004 pursuant to our share redemption program were redeemed for $10 per share provides further support for the use of $10 per share as our estimated per share value.

As our stock is currently not listed on a national exchange, there is no significant public trading market for our stock. Consequently, there is the risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Our board of directors has authorized a share redemption program for investors who have held their shares for more than one year, subject to the limitation that (i) during any calendar year, we will not redeem in excess of 3% (increasing to 5% in 2005) of the weighted average common shares outstanding during the prior calendar year, and (ii) in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan.

Any shares we redeem pursuant to our share redemption program are purchased at the lesser of $10 per share or the purchase price paid by the stockholder. We are under no obligation to redeem shares under our share redemption program, and our board of directors may amend or terminate the share redemption program at any time upon 30 days’ notice.

On December 29, 2004, our board of directors suspended our share redemption program until March 2005. Then, on February 23, 2005, our board of directors amended the share redemption program to, among other things, increase the limitation on the dollar value of share redemptions beginning in 2005 from 3% of the value of weighted average shares outstanding for the previous year to 5%. For further discussion of this change, see Item 7, “Short-Term Liquidity and Capital Resources”, and Item 7, “Subsequent Events”.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. Dividends will be made to those stockholders who are stockholders as of the dividend record dates.

Quarterly dividend distributions made to stockholders during 2003 and 2004 were as follows:

Distribution for Quarter Ended	Total Cash Distributed (in thousands)	Per Share Investment Income	Per Share Return of Capital	Per Share Capital Gains
March 31, 2003	$39,650	$0.123	$0.052	$—
June 30, 2003	47,955	0.123	0.052	—
September 30, 2003	59,437	0.123	0.052	—
December 31, 2003	72,079	0.123	0.052	—
March 31, 2004	81,400	0.123	0.047	.005
June 30, 2004	81,300	0.123	0.047	.005
September 30, 2004	81,573	0.123	0.047	.005
December 31, 2004	82,099	0.123	0.047	.005

The fourth quarter 2004 dividends declared for stockholders of record as of December 15, 2004, were paid to stockholders in December 2004.

Approximately 70%, 70% and 77% of the dividends paid during the years ended December 31, 2004, 2003 and 2002, respectively, were taxable to the investor as ordinary taxable income with the remaining amount tax deferred. The amount of dividends paid and taxable portion in prior periods are not necessarily indicative or predictive of amounts anticipated in future periods.

Redemptions

During the quarter ended December 31, 2004, we redeemed shares pursuant to our share redemption program (in thousands, except per share data) as follows:

Period	Approximate Number of Shares Redeemed (1)	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available that May Yet Be Redeemed Under the Plan (2)
October 2004	284	$10.00	$672
November 2004	6	$10.00	617
December 2004	19	$10.00	431

(1)	All shares redeemed were redeemed under our share redemption program, as amended.
(2)	See Note 7 to our consolidated financial statements for a description of the limits on redemptions under our share redemption program.

Shares Repurchased Outside of Share Redemption Program

As discussed under “Legal Proceedings” above, on October 27, 2004 we repurchased 1,346,754 shares of common stock for approximately $12.8 million, the price originally paid for such stock, in exchange for the settlement of a legal proceeding. These shares were not repurchased pursuant to our share redemption program.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 in thousands, except for per share data.

	2004	2003	2002	2001	2000
Total assets	$5,123,689	$4,925,292	$2,229,727	$752,281	$398,550
Total stockholders’ equity	3,686,870	3,962,406	1,835,950	709,343	265,342
Outstanding debt	890,182	612,514	248,195	8,124	127,663
Outstanding long-term debt	888,622	500,167	152,038	469	26,191
Obligations under capital leases	64,500	64,500	54,500	22,000	—

Total revenues (1)	622,092	377,555	124,441	47,743	19,368
Income from continuing operations	197,432	119,639	58,438	20,449	7,146
Discontinued operations (1)	12,290	1,046	1,416	1,275	1,407
Net income	$209,722	$120,685	$59,854	$21,724	$8,553
Funds from operations (2)	$364,992	$240,752	$101,798	$40,584	$17,500

Cash flows from operations	328,873	247,231	111,960	46,588	10,849
Cash flows used in investing activities	(252,667)	(2,217,442)	(1,369,926)	(278,845)	(252,846)
Cash flows provided by (used in) financing activities	(89,548)	1,989,216	1,227,844	303,544	243,365
Dividends paid	(326,372)	(219,121)	(104,996)	(36,737)	(16,971)

Per share data:
Earnings per share - basic and diluted	$0.45	$0.37	$0.41	$0.43	$0.40
Funds from operations per share	$0.78	$0.74	$0.70	$0.79	$0.81
Dividends declared	$0.70	$0.70	$0.76	$0.76	$0.73

(1)	Prior period amounts adjusted to conform with current income statement groupings, as well as presentation of revenues from sold properties in discontinued operations, for all periods presented.
(2)	Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and our accompanying consolidated financial statements and notes thereto.

Overview

We are a real estate investment company engaged in the investment and management of commercial real estate located throughout the United States. We operate as a real estate investment trust for federal income tax purposes. We have no paid employees and are externally advised and managed by Wells Capital and Wells Management.

During the years ended December 31, 2002 and 2003, we were raising capital through the issuance of common stock and investing the proceeds in income producing commercial real estate properties. In 2002, we raised approximately $1.3 billion and acquired 38 properties for approximately $1.4 billion. In 2003, we raised approximately $2.5 billion and acquired properties for approximately $2.7 billion. Our public offering of common stock ended in December 2003; however, we continued to raise capital though the sale of shares pursuant to our dividend reinvestment plan in 2004 and acquired six properties for approximately $298.8 million and sold one property for net proceeds of $30.6 million.

As of December 31, 2004, we owned and operated 112 properties directly or through joint ventures comprising approximately 25.4 million square feet located in 26 states and the District of Columbia. These properties were approximately 97.4% leased.

Our results of operations for the years ended December 31, 2004, 2003 and 2002 reflect growing revenues and expenses associated with the increase in the number of properties that we owned during those periods.

General Economic and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view the current environment’s effect on the real estate markets in which we operate.

Management believes that the U.S. economy is continuing on the path of slow, but steady recovery. Job growth is improving, with 2.2 million jobs created in 2004, and with another 2.4 to 2.8 million projected to be added in 2005. GDP growth and renewed business confidence are fueling the job growth. However, uncertainty still exists in the economy, primarily due to high oil prices, the war in Iraq, the trade deficit, and other global issues.

The U.S. office real estate market has begun to show modest improvement. The strength of the overall economy is having a positive impact on office real estate fundamentals. Positive absorption of office space combined with a decline in new construction has contributed to the increase in office occupancy rates for three consecutive quarters. Although occupancy rates have increased, management does not expect that they will rise by more than 200 basis points annually. As a result, management anticipates that it could be a minimum of two to three years before vacancy rates reach the equilibrium level of ten to twelve percent. Average asking rates stabilized in the second half of 2004. Management believes that renewed employment growth should benefit the office market; however, the uncertainty that still exists in the economy is causing many firms to continue to be more cautious with their investment and hiring decisions. Importantly, management believes the pace and strength of the recovery for office real estate will vary by market. Market conditions vary widely by geographical region, metropolitan area, submarket, and property.

The real estate capital transaction market continues to be very active. Capitalization rates (“cap rates”) have continued to decline in spite of the fact that the Federal Reserve increased the Federal Funds Rate five times in 2004. Management believes that the decline in cap rates is predominately driven by increased capital flows into real estate. The spread between average cap rates and 10-year U.S. Treasuries narrowed in 2004; however, this was primarily due to a drop in cap rates rather than a rise in 10-year U.S. Treasuries. In management’s opinion, absent a significant move in interest rates or a significant decrease in the number of parties interested in acquiring real estate, cap rates are not expected to increase significantly from their current levels in 2005.

Liquidity and Capital Resources

From the commencement of our initial public offering in January 1998 through December 31, 2003, we raised significant funds through the sale of our common stock in four public offerings. Proceeds from these sales of common stock, net of offering costs and expenses, were used primarily for the acquisition of real estate properties and for certain capital expenditures identified at the time of acquiring certain properties. We do not anticipate receiving significant proceeds in the future from the sale of our common stock as all remaining shares under the fourth and final offering were sold during the year ended December 31, 2003. We expect to continue to receive proceeds from the sale of shares issued under our dividend reinvestment plan; however, a significant portion of these funds may be used to fund redemptions of our shares of common stock.

We expect that our primary source of future cash flows will be cash provided by operating activities that are primarily generated from the operations of our properties and distributions from our unconsolidated joint ventures. Additionally, we expect to generate cash through the selective and strategic sale of certain operating properties. The amount of dividends we pay to our stockholders will be dependent upon the amount of cash we generate from operating activities and on our expectations of future cash flows and determination of near term cash needs for capital improvements, tenant re-leasing, share redemptions and debt repayments. However, special dividends may be paid to distribute some or all of the net proceeds from property sales to our stockholders.

Short–Term Liquidity and Capital Resources

During the year ended December 31, 2004, we generated approximately $328.9 million of cash flow from operating activities. This cash was generated primarily from revenues at our properties and cash flow distributions from our unconsolidated joint ventures net of cash paid for direct property operating expenses, management and advisory fees, general administrative expenses, and interest expense. From cash flows from operating activities, we paid dividends to stockholders of approximately $326.4 million. Other than dividends paid to stockholders, our most significant use of cash during the year ended December 31, 2004 was the purchase of six properties and capital expenditures at existing properties totaling approximately $271.6 million. We funded the purchase of these properties with (1) proceeds from the issuance of common stock under our dividend reinvestment plan, net of commissions and selling expenses and net of amounts used to redeem shares under our share redemption program; (2) net new borrowings under lines of credit and notes payable; and (3) proceeds from the sale of assets.

With respect to the cash generated from issuance of common stock, we raised $194.9 million from the dividend reinvestment plan and paid approximately $32.9 million in commissions and offering costs, a portion of which relates to the payment of fees accrued at December 31, 2003. During the year ended December 31, 2004, we redeemed approximately $96.8 million in shares under the terms of our share redemption program and paid approximately $12.8 million to repurchase shares from an investor in settlement of a pending lawsuit. (See “Litigation” below.)

With respect to net new borrowings in 2004, we received approximately $1.0 billion in gross proceeds from lines of credit and notes payable, and repaid approximately $825.1 million. Included in the new borrowings were three secured loans. On April 20, 2004, we closed on a $200 million 10-year term loan collateralized by the AON Center Chicago Building; on May 25, 2004, we obtained a $350 million 10-year term loan facility with Morgan Stanley; and on December 9, 2004 we closed on a $35.7 million term loan secured by the 3100 Clarendon Boulevard Building. The $350 million 10-year term loan is non-recourse to Wells REIT and is secured by first priority mortgages against certain properties as discussed in Note 4 of the accompanying notes to our consolidated financial statements. In connection with these three new loans, we paid approximately $10.2 million in fees and expenses associated therewith. We used a substantial portion of the proceeds from the $200 million and $350 million 10-year term loans to repay in full and terminate our existing $500 million credit facility with Bank of America N.A. and reduce our exposure under other lines of credit.

During December 2004, we entered into a new $85 million secured revolving credit facility with SouthTrust Bank, N.A (“SouthTrust”) at LIBOR plus 1.5% maturing in December 2007. Our other existing secured revolving credit facility is a $50 million facility with Bank of America, N.A. (“Bank of America”) at LIBOR plus 1.75% maturing in June 2005. Each facility is secured by a pool of properties and the combined capacity on the facilities should provide us with additional financial flexibility to meet future capital needs such as funding of capital expenditures at properties and financing future repurchases of shares under our share redemption program.

In addition, we generated $30.6 million in proceeds from the sale of a four-story office building and 5.2 acres of adjacent land in Tampa, Florida. This property was acquired in December 1998 for approximately $21.2 million.

During 2005, we have contracted to sell 27 properties, some of which are owned jointly with affiliated entities, for a gross sales price of approximately $786.0 million pursuant to a contract with a third-party purchaser. Wells REITs share of the $786.0 million in gross sales price is approximately $760.3. The board of directors has considered several options for how to best use the net proceeds should the potential sale of these properties be successful. These options included, but are not limited to: (1) making a special distribution to stockholders in the form of a return of invested capital; (2) retaining the proceeds as cash for operating expenses; and (3) reinvesting the proceeds in properties or new property developments. While each of these options remains a viable possibility, due to the various contingencies and variables relating to this transaction, the board of directors has not yet made a final decision on this matter. However, the board of directors is strongly considering making a special distribution of net sales proceeds from this transaction to the stockholders as a return of their invested capital. As a result of this sale, the amount of cash generated by properties is expected to decrease and the amount available for quarterly dividends will decrease. We, therefore, expect the gross dollar value of dividends declared per share to decrease in future quarterly periods as compared to the gross dollar value of dividends declared before the sale of properties noted above. However, we currently anticipate that our dividend yield, as a percentage of stockholders’ remaining investment (after reduction by the amount of such special distribution, if made), will remain at 7% for the foreseeable future. Because we do not anticipate reducing debt with the proceeds of this sale and the amount of assets held will decrease as a result of the sale, we expect our ratio of debt to total assets to increase from approximately 17% as of December 31, 2004 to approximately 24% following the closing of this potential sale and potential special distribution of net sales proceeds to our stockholders.

On February 23, 2005, we modified our share redemption program to increase the limitation on the dollar value of share redemptions in 2005 from 3% of the value of weighted average shares outstanding for the previous year to 5%. Of this amount, 15% will be reserved for redemptions upon the death of a stockholder and required minimum distributions under qualified defined contribution plans. Subject to these limitations, we expect to fulfill all outstanding redemption requests at the end of March 2005. We expect to fund these redemption payments with the use of additional debt, which may include obtaining one or more 10-year term loans secured by currently unencumbered properties. As a result of (1) a successful completion of the potential property sale transaction described above, and (2) the anticipated use of additional debt to fund redemptions under our share redemption plan, our debt as a percentage of total assets will increase, interest expense will increase, but shares outstanding will decrease as a result of redemptions under our share redemption program, allowing cash available for dividends per share to increase as the interest expense on the additional debt incurred is expected to be less than the dividends that would have been payable on the redeemed shares. (See “Subsequent Events” below.)

In 2005, we expect to use cash on hand or debt to fund capital expenditures at existing properties as we expect to pay substantially all of our cash generated from operating activities in dividends to stockholders.

Long–Term Liquidity and Capital Resources

We expect that our future sources of capital will be derived from net cash flows from property operations, proceeds from secured or unsecured financings from banks and other lenders, shares issued under our dividend reinvestment plan, net of proceeds used for share redemptions, and the selective and strategic sale of properties.

We anticipate our future long-term liquidity requirements will include, but not be limited to, scheduled debt maturities, renovations, expansions and other significant capital improvements at our properties and property acquisitions and investments in real estate ventures.

We expect substantially all net cash from operations will be used to pay dividends. To the extent that capital expenditures at our existing properties exceed excess operating cash flow, we may borrow to fund these capital expenditures. We are currently projecting that capital expenditures necessary at our existing properties will total approximately $304 million, including tenant improvements, leasing commissions, and building capital, over the next five years. To the degree that cash flows provided by operations are lower due to lower returns on properties, dividends paid may be lower. Proceeds raised from sales of shares under our dividend reinvestment plan in excess of amounts used to fund share redemptions may be utilized for capital improvements or expansion at our properties or to fund or partially fund new property acquisitions. Our cash flow from operations depends significantly on market rents and the ability of tenants to make rental payments. We believe that the diversity of our tenant base and the focus placed on relatively high credit quality tenants helps mitigate the risk of tenant bankruptcies. Conversely, economic downturns in general or in one or more of our core markets could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs could adversely affect our ability to pay dividends at expected levels.

The following table summarizes the scheduled aggregate principal repayment obligations, for the five years subsequent to December 31, 2004 (in thousands):

Amount
2005	$1,560
2006	14,593
2007	125,483
2008	34,627
2009	998
Thereafter	712,921

Total	$890,182

With respect to maturing obligations, we will evaluate various alternatives and select the best available options based on market conditions at the time. There can be no assurance, however, that the debt or equity capital markets will be favorable in the future.

Results of Operations

As of December 31, 2004, we owned interests in 112 real estate properties that were approximately 97.4% leased. Our results of operations have changed significantly for each period presented primarily as a result of the additional properties acquired each year from 2001 forward. We expect virtually all components of the statement of income will decrease in future periods as a result of the potential disposition of properties noted above, offset partially by a full year’s operations on assets acquired during the year ended December 31, 2004. However, we do not expect that the operating results of the remaining individual properties will change significantly in the near term as the rental revenues are generally based on long-term leases that do not allow for significant increases in rental income and the majority of our in-place leases do not expire in the near term. Additionally, we generally do not expect a significant increase in operating expenses at the remaining properties, but to the extent that operating expenses do increase, the majority of our in-place leases have clauses that require the tenant to bear the economic burden of such increases.

Comparison of the year ended December 31, 2004 vs. the year ended December 31, 2003

Rental income increased by $189.1 million to $485.1 million from $296.0 million for the year ended December 31, 2004. Of this increase, $182.2 million relates to properties acquired or developed subsequent to December 31, 2002. Tenant reimbursements increased by $48.4 million to $128.9 million from $80.5 million for the year ended December 31, 2004. Substantially all of this increase relates to properties acquired or developed subsequent to December 31, 2002. Rental income and tenant reimbursements in future periods as compared to historical periods are expected to decrease as a result of the potential disposition of properties noted above, offset slightly by a full year’s benefit from our 2004 property acquisitions.

Lease termination income was $8.1 million for the year ended December 31, 2004 as compared to $1.1 million for the year ended December 31, 2003. The income for the year ended 2004 primarily relates to one transaction, the termination of a portion of the Metris Direct, Inc. lease at the 10900 Wayzata Boulevard Building (f/k/a the Metris Minnesota Building). At the time of the lease termination, a new long-term lease was executed with Siemens Real Estate, Inc. for all of the vacated space. Lease termination income for the year ended 2003 relates primarily to PricewaterhouseCooper’s lease termination in the AON Center Chicago Building. Lease termination income for the year ended December 31, 2004 is not expected to be comparable to future periods as such income will be dependent upon the execution of such agreements that are deemed in the best interest of the portfolio over the long-term.

Property operating expenses were $186.2 million and $110.3 million for the years ended December 31, 2004 and 2003, respectively. Substantially all of the $75.9 million increase relates to properties acquired subsequent to December 31, 2002. Property operating costs represented 30% and 29% of the sum of the rental income and tenant reimbursements revenue amounts for the years ended December 31, 2004 and 2003, respectively. Property operating expenses in future periods as compared to historical periods are expected to decrease as a result of the potential disposition of properties noted above, offset slightly by a full year’s effect from our 2004 property acquisitions.

Asset and property management fees increased by $12.1 million to $26.9 million from $14.8 million for the years ended December 31, 2004, and 2003, respectively. Of this increase, $9.6 million related to properties acquired or developed subsequent to December 31, 2002. The remaining increase was the result of our beginning to pay asset and management fees to Wells Management on buildings having government tenants and third-party management fees that were previously paid by Wells Management. These charges were pursuant to an agreement between Wells Management and us. Asset and property management fees represent approximately 4% of the sum of the rental income and tenant reimbursements revenue amounts in each year. Asset and property management fees in future periods as compared to historical periods are expected to decrease as a result of the potential disposition of properties noted above, offset slightly by a full year’s effect from our 2004 property acquisitions.

General and administrative costs were $17.2 million and $9.5 million for the years ended December 31, 2004 and 2003, respectively, representing approximately 3% of total revenues for the years ended December 31, 2004 and 2003. General and administrative expenses are expected to remain relatively consistent in future periods in total and increase as a percentage of total revenues as a result of the potential disposition of properties noted above.

Depreciation expense decreased by $9.0 million to $97.2 million from $106.2 million for the years ended December 31, 2004 and 2003, respectively. The decrease is primarily due to that fact that we changed depreciable lives for building assets from 25 years to 40 years effective January 1, 2004, offset by a $47.6 million increase in depreciation expense related to properties acquired or developed subsequent to December 31, 2002. The change in depreciable lives during the year ended December 31, 2004 resulted in approximately $56.8 million less depreciation than if no change in depreciable lives had occurred, as disclosed in Note 2 of the consolidated financial statements. Depreciation expense in future periods as compared to historical periods is expected to decrease as a result of the potential disposition of properties noted above, offset slightly by a full year’s effect from our 2004 property acquisitions. However; depreciation expense as a percentage of rental income should remain relatively consistent.

Amortization increased by $55.9 million to $65.2 million from $9.3 million for the years ended December 31, 2004 and 2003, respectively. The increase is primarily due to additional property acquisitions after the adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), resulting in more acquired assets being classified as intangible lease assets and lease origination assets compared to prior periods resulting in additional amortization expense, as well as the signing of second-generation leases at some of our properties and initial leases at recently developed properties. It is expected that amortization of deferred leasing costs and intangible lease assets will not be affected materially by the potential disposition of properties noted above, as the majority of the properties were purchased before the adoption of FAS 141. Therefore, we expect amortization of deferred lease costs and intangibles to increase in future periods as compared to the same periods in 2004 as a full period of amortization expense is recognized relating to our 2004 property acquisitions and as more second-generation leases are entered into in future periods.

Interest expense increased by $26.2 million to $42.7 million from $16.5 million for the years ended December 31, 2004 and 2003, respectively, due to significantly higher average amounts of borrowings outstanding during the two periods. Interest expense in the future will be dependent upon the amount of borrowings outstanding, current interest rates, and the deferred financing costs associated with obtaining debt facilities. However, interest expense in future quarters is expected to be comparable to the three months ended December 31, 2004 as we have entered into certain long-term debt facilities that have fixed interest rates, as compared to variable rate debt that was in place during the first quarter of the year under our lines of credit. Having only a small balance currently outstanding under our lines of credit mitigates our exposure to rising interest rates.

Interest and other income increased by $1.8 million to $6.8 million from $5.0 million for the years ended December 31, 2004 and 2003, respectively. Interest income of approximately $4.4 million in each period was attributable to interest on the bonds related to the Ingram Micro Building and ISS Atlanta Buildings for the year ended December 31, 2004 and 2003, respectively. The remainder in each period represents interest earned on cash generated from operations. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be significant or change significantly from the amount earned during the year ended December 31, 2004. In addition to interest income, during the year ended December 31, 2004, we earned approximately $0.9 million of take-out fees related to our participation in the Advisor’s 1031 Program which may not be indicative of amounts earned in future periods as such income is dependent upon the continuation and growth of the program and our continued involvement.

Equity in income of unconsolidated joint ventures increased by $1.8 million to $6.6 million from $4.8 million for the years ended December 31, 2004 and 2003, respectively. This increase of $1.8 million is primarily related to the disposition of two properties held in joint ventures. We would expect the equity in income of joint ventures to fluctuate in future periods as properties are sold and proceeds are distributed as opposed to being reinvested in additional real estate assets.

Loss on extinguishment of debt increased by $0.1 million to $2.1 million from $2.0 million for the years ended December 31, 2004 and 2003. In May 2004, we repaid in full and terminated our $500 million credit facility with Bank of America, N.A. and charged $1.7 million in associated unamortized financing costs to earnings. In addition, $0.4 million of unamortized loan costs associated with the Nestle debt was charged to earnings as the debt was repaid in full. In April 2003, we terminated our $110 million credit facility with Bank of America, N.A. and charged $0.5 million in associated unamortized deferred financing costs to earnings. Additionally, we charged $1.5 million in loan assumption fees acquired to earnings as part of the Leo Burnett Building debt refinancing in December 2003. Loss on extinguishment of debt for the years ended December 31, 2004 and 2003 is not expected to be indicative of amounts in future periods as such costs are generally dependent upon altering our financing structure and we have no plans for significantly changing our current financing structure.

Discontinued operations were $12.3 million and $1.0 million for the years ended December 31, 2004 and 2003, respectively, and consisted entirely of operations and the disposition of the 5104 Eisenhower Boulevard Building on June 3, 2004. Net operations of the property for the period from January 1, 2004 through the date of sale, and the year ended December 31, 2003 were $0.7 million and $1.0 million, respectively. The gain recognized on the sale of the property was $11.6 million. There were no dispositions for the year ended December 31, 2003.

Earnings per share for the year ended December 31, 2004 was $0.42 compared to $0.37 for the year ended December 31, 2003. This increase is primarily a result of the recognition of lease termination income related to the Metris lease termination, and the gain on sale of the 5104 Eisenhower Boulevard Building occurring during the second quarter 2004, which together generated approximately $0.05 net income per share. Earnings per share for the year ended December 31, 2004 reflects the change in depreciable lives of real estate assets from 25 years to 40 years which resulted in an increase in earnings of approximately $0.12 per share, that was essentially offset by the impact of the increased amortization during the year ended December 31, 2004 as a result of additional property acquisitions after the adoption of FAS 141. Other than these items, our operations remained relatively consistent on a per share basis. However, we expect our earnings per share to decrease in future periods as a result of the potential disposition of properties noted above.

Comparison of the year ended December 31, 2003 vs. the year ended December 31, 2002

Rental income increased by $190.8 million, during the year ended December 31, 2003 to $296.0 million from $105.2 million for the year ended December 31, 2002. Tenant reimbursements were $80.5 million and $17.8 million for the years ended December 31, 2003 and 2002, respectively, for an increase of $62.7 million. These increases were primarily due to the rental income and tenant reimbursements for properties acquired subsequent to December 31, 2001, which totaled $229.6 million and $64.8 million, respectively, for the year ended December 31, 2003 and $43.0 million and $4.7 million for the year ended December 31, 2002. Tenant reimbursements were equivalent to 73% and 72% of the property operating expenses for the years ended December 31, 2003 and 2002, respectively.

Property operating expenses were $110.3 million and $24.8 million for the years ended December 31, 2003 and 2002, respectively. The $85.5 million increase in property operating costs was primarily due to the property operating costs associated with the properties acquired subsequent to December 31, 2001, which totaled $94.1 million and $8.4 million for the years ended December 31, 2003 and 2002, respectively. Property operating costs represented 29% and 20% of the sum of the rental income and tenant reimbursements revenue amounts for the years ended December 31, 2003 and 2002, respectively. The increase in property operating costs as a percentage of the sum of rental income and tenant reimbursements was primarily due to the acquisition of certain full service multi-tenant properties in 2003 that have a significantly higher ratio of property operating costs to revenues.

Asset and property management fees expenses were $14.8 million and $5.7 million for the years ended December 31, 2003, and 2002, respectively, representing approximately 4% and 5%, respectively, of the sum of rental income and tenant reimbursements revenue amounts in each year. The increase in the asset and property management fees was primarily due to the fees associated with properties acquired subsequent to December 31, 2001, which totaled $10.0 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively.

General and administrative costs were $9.4 million and $4.2 million for the years ended December 31, 2003 and 2002, respectively, representing approximately 3% of total revenues for the years ended December 31, 2003 and 2002. General and administrative expenses are expected to remain relatively consistent in future periods as a percentage of total revenues.

Depreciation expense was $106.2 million and $38.0 million for the years ended December 31, 2003 and 2002, respectively. The increase of $68.2 million in depreciation expense was primarily due to the acquisition of properties since December 31, 2001. Depreciation expense related to assets acquired after December 31, 2001, was $85.5 million and $17.5 million for the years ended December 31, 2003 and 2002, respectively. Depreciation expense represented 36% of rental income for the years ended December 31, 2003 and 2002.

Amortization was $9.3 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively. The increase was due to the adoption of FAS 141 resulting in more acquired assets being classified as intangible lease assets compared to prior periods resulting in additional amortization expense, as well as the signing of second-generation leases at some of our properties during the year ended December 31, 2003. In 2004, Wells REIT changed the presentation of the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships as amortization expense, as opposed to an adjustment to rental income, in the consolidated statements of income. As such, we reclassified such amortization from rental income to amortization expense for all periods presented.

Interest expense, including amortization of deferred financing costs, was $16.5 million and $4.6 million for the years ended December 31, 2003 and 2002, respectively. Of this amount, $3.9 million and $2.8 million was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings for the years ended December 31, 2003 and 2002, respectively, which is offset by the related interest income associated with the bonds, as noted below. Interest expense paid to third parties (excluding the interest on the bonds and amortization of deferred financing costs) for the year ended December 31, 2003, increased as compared to the year ended December 31, 2002, due to higher average amounts of borrowings outstanding during the years and comparable interest rates during the two years.

Interest and other income was $5.0 million and $6.9 million for the years ended December 31, 2003 and 2002, respectively. Any funds received from stockholders that have not yet been invested in real estate asset investments and cash generated from operations between distribution payments were invested in short-term investments resulting in interest income. At certain times during the year ended December 31, 2002, we held a significant amount of cash on hand that had not been invested in real estate asset investments resulting in a higher amount of interest income. Of the total amount of interest and other income, $3.9 million and $2.8 million was attributable to interest on the bonds related to the Ingram Micro and ISS Buildings for the years ended December 31, 2003 and 2002, respectively, which is offset by the related interest expense associated with the bonds resulting in no net impact to our net income.

Equity in income of unconsolidated joint ventures was $4.8 million and $4.7 million for the years ended December 31, 2003 and 2002, respectively. This change was primarily due to the additional investments in the Fund XIII-REIT joint venture in December 2002 and September 2003. These additional investments were partially offset by the sale of one property in September 2003.

Loss on extinguishment of debt was $2.0 million for the year ended December 31, 2003. In April 2003, we terminated our $110 million credit facility with Bank of America, N.A. and charged $0.5 million in associated unamortized deferred financing costs to earnings. Additionally, we charged $1.5 million in loan assumption fees acquired to earnings as part of the Leo Burnett Building debt refinancing in December 2003.

Discontinued operations was $1.0 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively. On June 3, 2004, we sold a property, the 5104 Eisenhower Boulevard Building. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we reclassified the historical operating results of this property into discontinued operations in the consolidated statements of income for all periods presented. Net operations of the property in 2003 decreased as a result of a lease cancellation by the tenant, and subsequent release to a new tenant with less favorable terms.

Earnings per share for the year ended December 31, 2003 was $0.37 compared to $0.41 for the year ended December 31, 2002. This decrease was primarily a result of the higher cost of investments in the real estate assets we acquired relative to returns on those investments and allocation of purchase consideration to shorter-lived intangible assets, due to the implementation of FAS 141, resulting in lower per share earnings in 2003, as compared to 2002.

Portfolio Information

As of December 31, 2004, we own interests in 112 properties. Of these properties, 93 are wholly-owned and three properties are owned through consolidated joint ventures. All of these properties are included in our consolidated financial statements. The remaining 16 properties are owned through joint ventures with affiliates of Wells Capital. While we have limited industrial warehouse assets in our portfolio, the majority of our assets are commercial office buildings located in 26 states and the District of Columbia. At December 31, 2004, our properties were approximately 97.4% leased with an average lease term remaining of approximately 7.1 years.

As of December 31, 2004, our five largest geographic concentrations were as follows:

Location	2004 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2004 Annualized Gross Base Rents
Chicago	$130,610	4,640	22%
Washington, D.C.	79,059	2,208	14%
N. New Jersey	38,704	1,617	7%
Minneapolis	33,083	1,230	6%
Detroit	26,257	1,097	5%

	$307,713	10,792	54%

As of December 31, 2004, our five largest industry concentrations were as follows:

Location	2004 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2004 Annualized Gross Base Rents
Business Services	$71,454	3,301	12%
Depository Institutions	48,423	1,851	8%
Nondepository Institutions	37,603	1,979	6%
Insurance Carriers	35,399	1,661	6%
Legal Services	34,277	1,068	6%

	$227,156	9,860	38%

As of December 31, 2004, our five largest tenants were as follows:

Location	2004 Annualized Gross Base Rents ( in thousands)	Percentage of 2004 Annualized Gross Base Rents
BP Corporation	$28,890	5%
National Aeronautics and Space Administration	21,685	4%
Leo Burnett USA, Inc.	19,742	3%
US Bancorp Piper Jaffray Companies, Inc.	19,348	3%
Nestle USA, Inc.	15,921	3%

	$105,586	18%

For more information on our portfolio diversification statistics, see Item II above.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with accounting principles generally accepted in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO, which excludes the cost of capital improvements and related capitalized interest, is presented in the following table, in thousands, for the years ended:

	2004	2003	2002
Net income	$209,722	$120,685	$59,854
Add:
Depreciation of real assets	97,425	107,012	38,780
Amortization of deferred leasing costs	65,314	9,325	303
Depreciation and amortization– unconsolidated partnerships	4,160	3,730	2,861
Gain on sale	(11,629)	—	—

FFO	$364,992	$240,752	$101,798

Weighted average shares outstanding	466,061	324,092	145,633

Through 2003, Wells REIT and its unconsolidated joint ventures reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in the consolidated statements of income. In 2004, Wells REIT began presenting this amortization as amortization expense in the consolidated statements of income, and have reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in previously reported net income, but does result in an increase in FFO of approximately $40.2 million and $5.6 million for the years ended December 31, 2004 and 2003, respectively. The primary purpose of this change is to more closely align our presentation of such costs with similar costs as classified by other companies in the real estate industry.

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In accordance with GAAP, we recognized straight-line rental revenue of $28.0 million, $16.2 million and $7.6 million during the years ended December 31, 2004, 2003 and 2002, respectively.

•	The amortization of deferred financing costs in the accompanying consolidated statements of income totaled approximately $4.6 million, $4.6 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the loss on extinguishment of debt in the accompanying consolidated statements of income totaled approximately $2.1 million and $2.0 million for the years ended December 31, 2004 and 2003, respectively. No loss on extinguishment of debt was incurred during the year ended December 31, 2002.

•	The amortization of intangible lease assets and intangible lease liabilities recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $2.8 million and $1.3 million for the years ended December 31, 2004 and 2003, respectively. No amortization of intangible assets or intangible lease liabilities was recorded during the year ended December 31, 2002.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square-foot allowance. However, due to the long-term nature of the leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. All assets are depreciated on a straight line basis. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

In the first quarter of 2004, Wells REIT completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted average composite useful lives of its real estate assets. As a result of this review, Wells REIT changed its estimate of the weighted average composite useful lives for building assets. Effective January 1, 2004, for all building assets, Wells REIT extended the weighted average composite useful life to 40 years from 25 years. The change resulted in an increase to net income of approximately $56.8 million or $0.12 per share for the year ended December 31, 2004. Wells REIT believes the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

In the event that inappropriate useful lives or methods are used for depreciation and amortization, our net income would be misstated.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate the cost to execute similar leases including leasing commissions, legal and other related costs.

The fair values of above-market and below-market in-place lease values is recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets and liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. Prior to the nine months ended December 31, 2004, these lease intangibles were amortized as an adjustment to rental income rather than to expense. As such, the related amortization has been reclassified from an adjustment to rental income to expense in the consolidated statements of income for the years ended December 31, 2004 and 2003.

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

Contractual Commitments and Contingencies

Our contractual obligations (in thousands) as of December 31, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt	$890,182	$1,560	$140,076	$35,625	$712,921
Capital lease obligations	133,608	4,523	9,046	9,046	110,993
Operating lease obligations	94,544	726	1,452	1,452	90,914

Total	$1,118,334	$6,809	$150,574	$46,123	$914,828

We are subject to certain contingent liabilities with regard to certain transactions as discussed in the following paragraphs.

Take-Out Purchase and Escrow Agreement

Wells Capital and its affiliates have developed a program (the “Wells Section 1031 Program”) involving the acquisition by a subsidiary of Wells Management (“Wells Exchange”) of income-producing commercial properties and the formation of a series of single member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties to be owned in co-tenancy arrangements with persons (“1031 Participants”) who are seeking to invest the proceeds from a sale of real estate held for investment in another real estate investment for purposes of qualifying for like-kind exchange treatment under Section 1031 of the Internal Revenue Service Code. The acquisition of each of the properties acquired by Wells Exchange is generally financed by a combination of permanent first mortgage financing and interim loan financing obtained from institutional lenders.

Following the acquisition of each property, Wells Exchange attempts to sell co-tenancy interests to 1031 Participants, the proceeds of which are used to repay a pro-rata portion of the interim financing. In consideration for the payment of a take-out fee to us and following approval of the potential property acquisition by our board of directors, it is anticipated that we may enter into a take-out purchase and escrow agreement or similar contract providing that, if Wells Exchange is unable to sell all of the co-tenancy interests in that particular property to 1031 Participants, we would be obligated to purchase, at Wells Exchange’s cost, any co-tenancy interests remaining unsold at the end of the offering period.

As of December 31, 2004, co-tenancy interests in three programs with which we have previously been involved are still yet to be sold, all with expiration dates in February 2005. If these interests are not sold, or if the programs are not extended, we may have to purchase the unsold co-tenancy interests in the future.

On February 14, 2005, we agreed to an extension of these offering periods through May 2005, in consideration for additional take-out fees of approximately $188,000.

Letters of Credit

At December 31, 2004, Wells REIT had two unused letters of credit totaling approximately $28.4 million from financial institutions. One of these letters of credit in the amount of approximately $400,000 expires in February 2005, and the other letter of credit expires in December 2005. These letters of credit were required by unrelated third parties to ensure completion of Wells REIT’s obligations under certain earn-out and related construction agreements.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expand an existing property, construct on adjacent property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At December 31, 2004, no tenants have exercised such options, which have not been fully satisfied as of that date.

Additionally, Wells REIT executed one lease extension with a tenant for the acquisition of an adjacent land parcel and subsequent construction of a surface parking lot. The lease extension provides for additional rental revenue related to the expanded parking. Construction of the parking expansion has not yet begun; however, the land parcel was purchased as of December 31, 2004.

Earn-out Agreements

As part of the acquisition of the 60 Broad Street New York Building, Wells REIT entered into an agreement to pay to the seller an amount for securing a qualifying lease agreement or renewal relating to specified space, which is currently occupied. In the event that the seller is successful in securing a qualifying lease for the specified space, Wells REIT will be required to pay the seller an amount based on the net present value of the rental income over the term of the lease. As of December 31, 2004, no amounts are due under this agreement.

Litigation

Wells REIT is from time to time a party to other legal proceedings which arise in the ordinary course of its business. Wells REIT is not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on the results of operations or financial condition of Wells REIT, nor is management aware of any such litigation threatened against the Wells REIT.

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants, including Wells REIT, Wells Investment Securities, Inc., and Wells Real Estate Funds, Inc., (collectively, the “Wells Defendants”).

On October 27, 2004, this lawsuit against the Wells Defendants was dismissed with prejudice. The dismissal was the result of a settlement agreement and release between the plantiffs and the Wells Defendants where the Wells REIT agreed to repurchase from the Plan all of the 1,346,754 shares of its common stock held by the Plan for approximately $12.8 million, the price originally paid for such stock, in exchange for a release by the plantiffs of all claims and counts against the Wells Defendants. These shares were not repurchased pursuant to Wells REIT’s existing share redemption program.

Related Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management and their affiliates, whereby we pay certain fees or reimbursements to Wells Capital, Wells Management and their affiliates for acquisition and advisory fees and acquisition expenses, sales commissions, asset and property management fees, and reimbursement of operating costs. See Notes 10 and 11 to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Conflicts of Interest

Wells Capital is also a general partner in or advisor to Wells REIT II and various public real estate limited partnerships sponsored by Wells Capital. As such, there are conflicts of interest where Wells Capital, while serving in the capacity as general partner or advisor for another Wells-sponsored program, may be in competition with us in connection with property acquisitions or for tenants in similar geographic markets. The compensation arrangements between Wells Capital and these other Wells Real Estate Funds could influence its advice to us.

Additionally, certain members of our board of directors also serve on the board of Wells REIT II and may encounter certain conflicts of interest regarding investment and operations decisions.

Subsequent Events

Sale of Portfolio of Real Estate Assets

On February 25, 2005, we, along with various Wells-affiliated entities, entered into a definitive purchase and sale agreement (“Agreement”) to sell 27 properties from our existing portfolio for a gross sale price of $786.0 million, excluding closing costs and brokerage fees, to Lexington Corporate Properties Trust (“Purchaser”), an unaffiliated third-party. Our share of the $786.0 million in gross sales price is approximately $760.3. The Agreement contemplates the closing of this transaction to occur no earlier than March 25, 2005 (the “Primary Closing Date”). Both the Purchaser and the selling entities have the right under the Agreement, however, to extend the Primary Closing Date until no later than April 29, 2005, if one or more conditions for a property or properties are not satisfied, by giving written notice to the other party no later than March 22, 2005. While the Agreement contemplates the sale of 27 properties, in order for the sale to be consummated, a number of conditions relating to each property must be satisfied. Accordingly, both the timing of the property closings and the actual number of properties to ultimately be sold to the Purchaser pursuant to the Agreement is unclear at this time. There are still a significant number of conditions required to be satisfied with respect to the properties included in this transaction. In addition, the sole remedy against the Purchaser for failure to close is a forfeiture of the earnest money under the Agreement. Accordingly, there are no assurances all conditions relating to all 27 properties can be satisfied prior to the outside closing date, or that the Purchaser will actually perform under the Agreement and close this anticipated transaction. Our net book value of the properties is approximately $566.7 million. Our share of the gain to be recorded upon the close of the potential transaction, exclusive of closing costs, is estimated at approximately $193.6 million.

In accordance with the terms of our current Asset Management Advisory Agreement with Wells Management, our Asset Advisor, in the event that Wells Management provides substantial services in connection with the sale of properties, as determined and approved by our board of directors, we may be required to pay Wells Management a subordinated disposition fee equal to the lesser of one-half of the market-based real estate commission or 3.0% of the sale price of such properties, contingent upon our stockholders having first received total dividends in an amount equal to the sum of all of the capital the stockholders have invested in Wells REIT (reduced by prior dividends attributable to net sales proceeds) plus an amount sufficient to provide the stockholders with an annualized, noncumulative return of 8.0% (the “Subordinated Conditions”). While this fee may be in addition to real estate commissions paid to third parties, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of the properties or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the properties.

On February 21, 2005, our board of directors approved a subordinated disposition fee of 0.33% of the gross sale price of the properties sold to be paid to Wells Management as a result of the closing of this transaction. Since the Subordinated Conditions have not been met at this time, this fee will not be paid at closing but will be paid only in the event and at the time that the Subordinated Conditions are satisfied in accordance with the terms of our Asset Management Advisory Agreement.

Properties Involved in Potential Sale

Under the Agreement, we intend to sell up to 23 properties that are wholly owned. Of the $786.0 million gross sale price, approximately $714.9 million relates to these 23 properties, which Wells REIT originally purchased for an aggregate purchase price of approximately $555.1 million. The names and locations of the properties are listed below.

Property Name	Property Location	Building Square Footage
Bank of America Orange County	Brea, CA	637,503
Capital One Richmond	Glen Allen, VA	225,220
Daimler Chrysler Dallas	Westlake, TX	130,290
Allstate Indianapolis	Indianapolis, IN	89,956
EDS Des Moines	Des Moines, IA	405,000
Kraft Atlanta	Suwanee, GA	87,219
Kerr-McGee	Houston, TX	101,111
PacifiCare San Antonio	San Antonio, TX	142,500
ISS Atlanta	Atlanta, GA	289,000
Experian/TRW	Allen, TX	292,700
Travelers Express Denver	Lakewood, CO	68,165
Dana Kalamazoo	Kalamazoo, MI	150,945
Dana Detroit	Farmington Hills, MI	112,480
Transocean Houston	Houston, TX	155,991
Lucent	Cary, NC	120,000
Ingram Micro	Millington, TN	701,819
Nissan	Irving, TX	268,445
IKON	Houston, TX	157,790
ASML	Tempe, AZ	95,133
Dial	Scottsdale, AZ	129,689
Metris Tulsa	Tulsa, OK	101,100
Alstom Power Richmond	Midlothian, VA	99,057
AT&T Pennsylvania	Harrisburg, PA	81,859

In addition, we intend to sell up to four properties that are owned through joint ventures with affiliates. Approximately $71.1 million of the $786.0 million gross sale price relates to these four properties, which were originally purchased for an aggregate purchase price of approximately $54.6 million. Our share of the approximately $71.1 million of gross sale price attributable to these four properties is approximately $45.4 million. Our share of the approximately $54.6 million original purchase price for these four properties was approximately $32.0 million. The names and locations of these four properties, along with the name of the joint venture affiliate and the percentage ownership of Wells REIT in each of these properties are listed below.

Property Name	Property Location	% Owned	Joint Venture Affiliate	Building Square Footage
John Wiley Indianapolis	Fishers, IN	71.9%	Wells Real Estate Fund XIII, L.P.	141,047
AmeriCredit	Orange Park, FL	71.9%	Wells Real Estate Fund XIII, L.P.	85,000
AT&T Oklahoma	Oklahoma City, OK	55.0%	Wells Real Estate Fund XII, L.P.	128,500
Gartner	Ft. Myers, FL	56.8%	Wells Real Estate Fund XI, L.P. Wells Real Estate Fund XII, L.P.	62,400

Effects of the Potential Property Sale on the Diversification of our Portfolio

As stated above, the completion of this transaction is currently subject to, among other things, various conditions and closing requirements. Accordingly, there are no assurances that this transaction will be completed in whole or in part; however, the following information discloses the effects of the potential property sale on the diversification of our portfolio if all of these properties remain a part of this transaction and a final sale is completed.

Currently, we own interests in 112 buildings either directly or through joint ventures. Of these buildings, 93 buildings are wholly owned and 19 buildings are owned through joint ventures with affiliates and others. While we have limited industrial warehouse assets in our portfolio, the majority of assets are commercial office buildings located in 26 states and the District of Columbia. If Wells REIT successfully sells all 27 properties (30 buildings) as described above pursuant to this potential property sale, we will own interests in 82 buildings either directly or through joint ventures. Of these buildings, 67 buildings will be wholly owned, and 15 buildings will be owned through joint ventures with affiliates and others.

Currently, our properties are approximately 97% leased with an average lease term remaining of approximately 7.1 years. If Wells REIT successfully sells all 27 properties as described above pursuant to this potential property sale, our properties will be approximately 97% leased with an average lease term remaining of approximately 6.9 years.

Lease Expirations – Current Portfolio

The following table shows the lease expirations of our current portfolio, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	2004 Annualized Gross Base Rent (in thousands)	Percentage of 2004 Annualized Gross Base Rent	Rentable Square Feet Expiring (in thousands)
Vacant	$0	0%	675
2005	17,179	3%	655
2006	30,643	5%	942
2007	31,169	5%	1,117
2008	27,810	5%	1,124
2009	45,210	8%	1,688
2010	84,112	14%	3,776
2011	83,698	14%	4,839
2012	89,860	15%	3,686
2013	71,568	12%	2,724
2014	31,910	5%	1,230
Thereafter	67,859	14%	2,916

	$581,018	100%	25,372

Lease Expirations – Post-Closing Portfolio

The following table shows lease expirations of our remaining portfolio if we successfully sell all 27 properties as described above pursuant to this potential sale transaction, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	2004 Annualized Gross Base Rent (in thousands)	Percentage of 2004 Annualized Gross Base Rent	Rentable Square Feet Expiring (in thousands)
Vacant	$0	0%	675
2005	16,889	3%	642
2006	29,186	6%	865
2007	31,169	6%	1,117
2008	24,734	5%	898
2009	42,357	8%	1,546
2010	73,168	14%	3,034
2011	73,036	14%	3,722
2012	75,495	15%	2,412
2013	55,027	11%	1,878
2014	27,604	5%	1,029
Thereafter	63,484	13%	2,642

	$512,149	100%	20,460

Geographic Diversification – Current Portfolio

The following table shows the geographic diversification of our current portfolio.

Location	2004 Annualized Gross Base Rents (in thousands)	Percentage of 2004 Annualized Gross Base Rents	Rentable Square Feet (in thousands)
Chicago	$130,610	22%	4,640
Washington, D.C.	79,059	14%	2,208
N. New Jersey	38,704	7%	1,617
Minneapolis	33,083	6%	1,230
Detroit	26,257	5%	1,097
Dallas	25,967	4%	1,450
New York	25,424	4%	986
Boston	23,964	4%	586
Atlanta	23,767	4%	992
Los Angeles	20,822	4%	682
Orange Co.	18,039	3%	1,089
Other*	135,322	23%	8,795

	$581,018	100%	25,372

*	None more than 3%

Geographic Diversification – Post-Closing Portfolio

The following table shows geographic diversification of our remaining portfolio if we successfully sell all 27 properties as described above pursuant to this potential sale transaction.

Location	2004 Annualized Gross Base Rents (in thousands)	Percentage of 2004 Annualized Gross Base Rents	Rentable Square Feet (in thousands)
Chicago	$130,610	26%	4,640
Washington, D.C.	79,059	15%	2,208
N. New Jersey	38,704	8%	1,617
Minneapolis	33,083	6%	1,230
New York	25,424	5%	986
Boston	23,964	5%	586
Detroit	23,927	5%	984
Los Angeles	20,822	4%	682
Dallas	18,196	4%	889
Atlanta	15,552	3%	616
Other*	102,808	19%	6,022

	$512,149	100%	20,460

*	None more than 3%

Tenant Industry Diversification – Current Portfolio

The following table shows the tenant industry diversification of our current portfolio.

Industry	2004 Annualized Gross Base Rent (in thousands)	Percentage of 2004 Annualized Gross Base Rent	Rentable Square Feet (in thousands)
Business Services	$71,454	12%	3,301
Depository Institutions	48,423	8%	1,851
Nondepository Institutions	37,603	6%	1,979
Insurance Carriers	35,399	6%	1,661
Legal Services	34,277	6%	1,068
Electronic & Other Electric Equipment	28,174	5%	1,599
Communication	26,995	5%	1,058
Transportation Equipment	22,205	4%	1,011
Administration of Economic Programs	21,879	4%	599
Insurance Agents, Brokers, & Service	21,656	4%	610
Finance, Taxation, & Monetary Policy	20,410	4%	548
Food and Kindred Products	19,065	3%	631
Other*	193,478	33%	9,456

	$581,018	100%	25,372

*	None more than 3%

Tenant Industry Diversification – Post-Closing Portfolio

The following table shows tenant industry diversification of our remaining portfolio if we successfully sell all 27 properties as described above pursuant to this potential sale transaction.

Industry	2004 Annualized Gross Base Rent (in thousands)	Percentage of 2004 Annualized Gross Base Rent	Rentable Square Feet (in thousands)
Business Services	$56,456	11%	2,195
Depository Institutions	48,423	9%	1,851
Legal Services	34,277	7%	1,068
Insurance Carriers	31,329	6%	1,429
Electronic & Other Electric Equipment	26,250	5%	1,479
Communication	24,621	5%	920
Administration of Economic Programs	21,879	4%	599
Insurance Agents, Brokers, & Service	21,656	4%	610
Finance, Taxation, & Monetary Policy	20,410	4%	548
Nondepository Institutions	20,162	4%	814
Transportation Equipment	18,032	4%	747
Food and Kindred Products	17,751	3%	558
Other*	170,903	34%	7,642

	$512,149	100%	20,460

*	None more than 3%

Top 20 Tenants – Current Portfolio

The following table shows the top 20 tenants by percentage of annual gross revenues of our current portfolio.

Location	2004 Annualized Gross Base Rent (in thousands)	Percentage of 2004 Annualized Gross Base Rent
BP Amoco	$28,890	5%
NASA	21,685	4%
Leo Burnett	19,742	3%
US Bancorp	19,348	3%
Nestle	15,921	3%
OCC	14,547	3%
Independence Blue Cross	12,904	2%
Winston & Strawn	12,761	2%
Kirkland & Ellis	12,304	2%
Nokia	12,243	2%
State of New York	11,041	2%
Aventis	10,299	2%
Zurich	9,693	2%
Cingular	9,208	2%
DDB Needham	8,909	2%
State Street Bank	8,264	1%
US National Park Service	8,236	1%
Caterpillar Financial	8,219	1%
Bank of America	7,574	1%
Lockheed Martin	7,422	1%
Other	321,808	56%

	$581,018	100%

Top 20 Tenants – Post-Closing Portfolio

The following table shows the top 20 tenants by percentage of annual gross revenues of our remaining portfolio if we successfully sell all 27 properties as described above pursuant to this potential sale transaction.

Location	2004 Annualized Gross Base Rent (in thousands)	Percentage of 2004 Annualized Gross Base Rent
BP Amoco	$28,890	6%
NASA	21,685	4%
Leo Burnett	19,742	4%
US Bancorp	19,348	4%
Nestle	15,921	3%
OCC	14,547	3%
Independence Blue Cross	12,904	3%
Winston & Strawn	12,761	2%
Kirkland & Ellis	12,304	2%
Nokia	12,243	2%
State of New York	11,041	2%
Aventis	10,299	2%
Zurich	9,693	2%
Cingular	9,208	2%
DDB Needham	8,909	2%
State Street Bank	8,264	2%
US National Park Service	8,236	2%
Caterpillar Financial	8,219	2%
Lockheed Martin	7,422	1%
Department of Defense	7,028	1%
Other	$253,485	49%

	$512,149	100%

Revisions to the Dividend Reinvestment Plan

On February 21, 2005, our board of directors approved an amendment to the dividend reinvestment plan effective for dividends declared and paid after March 10, 2005, to clarify that distributions attributable to net sales proceeds will be excluded from dividends which may be reinvested in shares under the dividend reinvestment plan. Accordingly, in the event that proceeds attributable to the potential sale transaction described above are distributed to stockholders as a special distribution, such amounts may not be reinvested in shares of Wells REIT pursuant to its dividend reinvestment plan.

Revisions to the Share Redemption Program

On February 23, 2005, our board of directors approved the following revisions to the current share redemption program effective for redemptions of shares beginning in March 2005: (i) an increase to the limit of the number of shares that can be redeemed in 2005 from 3.0% of the weighted-average number of shares outstanding during the prior calendar year to 5.0% of the weighted-average number of shares outstanding during the prior calendar year; (ii) a decrease in the percentage of funds to be reserved in calendar year 2005 for (a) redemptions upon the death of a stockholder, and (b) redemptions for certain stockholders to satisfy required minimum distribution requirements as set forth under Sections 401(a)(9), 403(b)(10), 408(a)(6), 408(b)(3), and 408(A)(c)(5) of the Internal Revenue Code from 20% to 15% of the amount available for redemption; and (iii) the price at which shares will be redeemed will be reduced by any amounts previously distributed to stockholders which were attributable to net sales proceeds from the sale of our properties.

Extension of Line of Credit

On March 4, 2005, we extended our $50 Million Secured Line of Credit, originally maturing in June 2005, through June 2006. In addition to extending the maturity of the facility, the borrowing base properties (Experian/TRW Building, Kraft Atlanta Building, and IKON Building) were replaced by the Cingular Atlanta Building. All other material terms of the facility, such as interest rate and covenant restrictions, remain unchanged from the terms of the facility at December 31, 2004.

Dividend Declaration

On March 9, 2005, our board of directors declared dividends for the first quarter of 2005 in the amount of $0.175 (17.5 cents) per share on our outstanding common stock to all stockholders of record of such shares as shown on our books at the close of business on March 15, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low to moderate level of overall borrowings. Currently, a significant portion of our debt is based on fixed interest rates in order to take advantage of locking in lower rates available in the current interest rate environment; in order to ensure that we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Additionally, we have entered into an interest rate swap, and may enter into other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2004, our consolidated debt consisted of the following:

	2005	2006	2007	2008	2009	Thereafter
Maturing debt:
Variable rate debt	—	$12,984	$9,500	—	—	—
Fixed rate debt	$1,560	$1,609	$115,983	$34,627	$998	$712,921

Average interest rate on debt:
Variable rate debt	—	3.26%	3.91%	—	—	—
Fixed rate debt	7.11%	7.15%	4.43%	6.45%	8.34%	5.08%

As of December 31, 2003, our consolidated debt consisted of the following:

	2004		2005	2006	2007	2008	Thereafter
Maturing debt:
Variable rate debt	$112,347		$175,000	$90,000	—	—	—
Fixed rate debt	—		—	—	$115,167	—	$120,000

Average interest rate on debt:
Variable rate debt	4.0	%*	4.0%	2.31%	—	—	—
Fixed rate debt	—		—	—	4.40%	—	5.10%

*	This debt is an interest-free note that was repaid in January 2004 at maturity, with proceeds from the line of credit. We have included the interest rate for the line of credit as of December 31, 2003 since we know that we do not have the continuing option of borrowing the funds at an interest-free rate.

As of December 31, 2004 and 2003, the estimated fair value of lines of credit and notes payable above, was $881.7 million and $612.5 million, respectively.

Approximately $22.5 million of our total debt outstanding as of December 31, 2004 is subject to variable rates, with a weighted average interest rate of approximately 3.5% per annum. The variable rate debt is based on LIBOR plus a specified margin or prime as elected by us at certain intervals. An increase in the variable interest rate on the variable rate facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders. However, approximately $13.0 million of this variable rate debt is subject to an interest rate swap, which effectively locks our interest rate at 2.75% per annum.

Approximately $867.7 million of our total debt outstanding as of December 31, 2004 is subject to fixed rates, with an average interest rate of approximately 5.1% per annum with termination dates ranging from 2005 to 2028. A change in the interest rate on the fixed portion of our debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows.

As of December 31, 2004, a 1% increase in interest rates would result in additional interest expense of approximately $8.8 million per year with a 1% decrease in interest rates resulting in a decrease in interest expense of approximately $8.8 million.

We do not believe that there is any exposure to increases in interest rate risk related to the obligations under capital leases of $64.5 million at December 31, 2004 and 2003, as the obligations are at fixed interest rates and we own the related bonds. Consequently, these amounts have been excluded from the tables above.

During the current year, we obtained new debt facilities to replace our outstanding lines of credit in order to move towards a greater percentage of fixed rate debt along with a smaller line of credit at a variable rate used primarily for short-term working capital needs. These agreements will result in higher interest rates in certain periods of lower interest rates, but will decrease our exposure to potential increases in interest rates in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2004 or 2003.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Wells Real Estate Investment Trust, Inc. (the company) is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control over financial reporting is a process designed by or under the supervision of our Chief Financial Officer and effected by the Board of Directors, management and other personnel. The company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance or records that, in reasonable detail, accurately reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

At the end of the company’s 2004 fiscal year, management conducted an assessment of the effectiveness of the company’s internal control over the financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2004 is effective.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K, which expresses unqualified opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

of Wells Real Estate Investment Trust, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A of this Form 10-K, that Wells Real Estate Investment Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wells Real Estate Investment Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Wells Real Estate Investment Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wells Real Estate Investment Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wells Real Estate Investment Trust, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Atlanta, GA

March 10, 2005

ITEM 9B. OTHER INFORMATION

For the quarter ended December 31, 2004, all items required to be disclosed on Form 8-K were reported on Form 8-K.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF WELLS REIT

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at the following website, http://www.wellsref.com.

The other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 19, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 19, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 19, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 19, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 19, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The financial statements are contained on pages F-2 through F-36 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2.	Schedule II – Allowance for Doubtful Accounts

Schedule III – Real Estate Assets and Accumulated Depreciation

Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March 2005.

Wells Real Estate Investment Trust, Inc.
(Registrant)

By:	/s/ Leo F. Wells, III
Leo F. Wells, III
President, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	TITLE	Date

/s/ Michael R. Buchanan
Michael R. Buchanan	Independent Director	March 11, 2005

/s/ Richard W. Carpenter
Richard W. Carpenter	Independent Director	March 11, 2005

/s/ Bud Carter
Bud Carter	Independent Director	March 11, 2005

/s/ Donald S. Moss
Donald S. Moss	Independent Director	March 11, 2005

/s/ Neil H. Strickland
Neil H. Strickland	Independent Director	March 11, 2005

/s/ Williams H. Keogler, Jr.
William H. Keogler, Jr.	Independent Director	March 11, 2005

/s/ Walter W. Sessoms
Walter W. Sessoms	Independent Director	March 11, 2005

/s/ W. Wayne Woody
W. Wayne Woody	Independent Director	March 11, 2005

/s/ Leo F. Wells, III
Leo F. Wells, III	President and Director (Principal Executive Officer)	March 11, 2005
/s/ Douglas P. Williams
Douglas P. Williams	Executive Vice President and Director (Principal Financial Officer)	March 11, 2005

EXHIBIT INDEX

TO

2004 FORM 10-K

OF

WELLS REAL ESTATE INVESTMENT TRUST, INC.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1	Amended and Restated Articles of Incorporation of Wells Real Estate Investment Trust, Inc. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*3.2	Bylaws of Wells Real Estate Investment Trust, Inc. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*3.3	Amendment No. 1 to Bylaws of Wells Real Estate Investment Trust, Inc. (Exhibit 3.3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.1	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated June 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.2	Joint Venture Agreement of Wells/Fremont Associates (the “Fremont Joint Venture”) dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.3	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.4	Amended and Restated Loan Agreement dated December 31, 1998 between Wells Operating Partnership, L.P. and SouthTrust Bank, National Association (Exhibit 10.39 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.5	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI - Fund XII - REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.6	Agreement of Limited Partnership of Wells Operating Partnership, L.P. as Amended and Restated as of January 1, 2000 (Exhibit 10.64 to Form 10-K of Wells Real Estate Investment Trust, Inc. for the fiscal year ended December 31, 2000, Commission File No. 0-25739)

*10.7	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10.8	Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.9	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.10	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.11	Purchase Agreement for the land immediately adjacent to the ADIC Buildings (Exhibit 10.7 to the Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.12	Agreement for Purchase and Sale of the Windy Point Buildings (Exhibit 10.114 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.13	Purchase and Sale Agreement for the Experian/TRW Buildings (Exhibit 10.66 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.14	Purchase and Sale Agreement and Escrow Instructions for the Agilent Boston Building (Exhibit 10.69 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.15	Purchase and Sale Agreement for the TRW Denver Building (Exhibit 10.71 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.16	Purchase and Sale Agreement for the MFS Phoenix Building (Exhibit 10.73 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.17	Purchase and Sale Agreement for the ISS Atlanta Buildings Exhibit 10.75 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.18	Purchase and Sale Agreement for the Nokia Dallas Buildings (Exhibit 10.79 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.19	Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (Exhibit 10.80 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.20	Amendment to Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (Exhibit 10.81 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.21	Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.22	Amendment to Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.23	Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.24	Amendment to Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.25	Agreement of Sale for the KeyBank Parsippany Building Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.26	Purchase and Sale Agreement for NASA Buildings (Exhibit 10.90 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.27	Lease Agreement with the Office of the Comptroller of the Currency and amendments thereto (Exhibit 10.91 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.28	Lease Agreement with the United States of America (NASA) and amendments thereto (Exhibit 10.92 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.29	Agreement of Purchase and Sale for Nestle Building (Exhibit 10.93 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.30	Lease Agreement for Nestle Building (Exhibit 10.95 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.31	Various amendments to Lease Agreement for Nestle Building (Exhibit 10.96 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.32	Agreement of Purchase and Sale for 150 West Jefferson Detroit Building (Exhibit 10.97 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.33	Real Estate Sale Agreement for US Bancorp Minneapolis Building (Exhibit 10.99 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.34	Lease Agreement with US Bancorp Piper Jaffray Companies, Inc. and amendments thereto for a portion of US Bancorp Minneapolis Building (Exhibit 10.100 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.35	Agreement of Purchase and Sale for Aon Center Chicago Building (Exhibit 10.101 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.36	Lease Agreement with BP Corporation North America, Inc. and amendments thereto for a portion of the Aon Center Chicago Building (Exhibit 10.102 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.37	Lease Agreement for Cingular Atlanta Building (Exhibit 10.103 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.38	Lease Agreement for Aventis Northern NJ Building (Exhibit 10.104 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.39	Purchase and Sale Agreement for 35 W. Wacker Venture, L.P. (Leo Burnett Chicago Building) (Exhibit 10.105 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.40	Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. (Exhibit 10.106 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.41	First Amendment to Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. (Exhibit 10.107 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.42	Amended and Restated Limited Partnership Agreement of Wells-Buck Venture, L.P. (Exhibit 10.108 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.43	Lease Agreement with Leo Burnett USA, Inc. for a portion of Leo Burnett Chicago Building (Exhibit 10.112 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.44	Lease Agreement with Winston & Strawn, LLP for a portion of Leo Burnett Chicago Building (Exhibit 10.113 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.45	Purchase and Sale Agreement for Washington, DC Portfolio (Exhibit 10.114 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.46	Promissory Note in favor of Metropolitan Life Insurance Company relating to Washington, DC Portfolio (US Park Service Building) (Exhibit 10.115 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.47	Deed of Trust, Security Agreement and Fixture Filing relating to US Park Service Building (Exhibit 10.116 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.48	Promissory Note in favor of Metropolitan Life Insurance Company relating to Washington, DC Portfolio (Exhibit 10.117 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.49	Deed of Trust, Security Agreement and Fixture Filing relating to 1225 Eye Street Building (Exhibit 10.118 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.50	Limited Liability Company Agreement for 1201 Eye Street, N.W. Associates, LLC (Exhibit 10.119 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.51	First Amendment to Limited Liability Company Agreement for 1201 Eye Street, N.W. Associates, LLC (Exhibit 10.120 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.52	Limited Liability Company Agreement for 1225 Eye Street, N.W. Associates, LLC (Exhibit 10.121 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.53	First Amendment to Limited Liability Company Associates for 1225 Eye Street, N.W. Associates, LLC (Exhibit 10.122 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.54	US Park Service Lease Agreement for a portion of US Park Service Building (Exhibit 10.123 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.55	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10(ss) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-27888)

*10.56	Bank of America Lease Agreement for Bank of America Orange County Building (Exhibit 10.125 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.57	Purchase and Sale Agreement for 1901 Market Street Philadelphia Building (Exhibit 10.126 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848

*10.58	Amended and Restated Promissory Note from Wells 1901 Market, LLC to Wells Operating Partnership, L.P. relating to 1901 Market Street Philadelphia Building (Exhibit 10.127 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.59	Independence Blue Cross Agreement of Lease for 1901 Market Street Philadelphia Building (Exhibit 10.128 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.60	Agreement of Purchase and Sale of Property for 60 Broad Street New York Building (Exhibit 10.129 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.61	State of New York Agreement of Lease for a portion of the 60 Broad Street New York Building (Exhibit 10.130 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.62	$200 Million Promissory Note dated April 20, 2004 between Wells REIT-Chicago Center Owner, LLC and Metropolitan Life Insurance Company (Exhibit 10.174 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.63	Mortgage, Security Agreement and Fixture Filing between Wells REIT-Chicago Center Owner, LLC and Metropolitan Life Insurance Company (Exhibit 10.175 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.64	$175.7 Million Loan Agreement among Wells REIT-Austin, TX, L.P., Wells REIT - Multi-State Owner, LLC, Wells REIT-Nashville, TN, LLC and Wells REIT – Bridgewater, NJ, LLC; and Morgan Stanley Mortgage Capital Inc. (Exhibit 10.176 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.65	$163.6 Million Loan Agreement between Wells REIT-Independence Square, LLC and Morgan Stanley Mortgage Capital Inc. (Exhibit 10.177 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.66	$10.7 Million Loan Agreement between Wells REIT-Orange County, CA, LP and Morgan Stanley Mortgage Capital Inc. (Exhibit 10.178 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

10.67	Acquisition Advisory Agreement between Wells Real Estate Investment Trust, Inc. and Wells Capital, Inc. effective as of January 1, 2005

10.68	Asset Management Advisory Agreement among Wells Real Estate Investment Trust, Inc., Wells Operating Partnership, L.P. and Wells Management Company, Inc. effective as of January 1, 2005

10.69	Master Property Management, Leasing and Construction Management Agreement among Wells Real Estate Investment Trust, Inc., Wells Operating Partnership, L.P. and Wells Management Company, Inc. effective as of January 1, 2005

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders

Wells Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Investment Trust, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wells Real Estate Investment Trust, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

In 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”.

Atlanta, Georgia

March 10, 2005

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
Assets:
Real estate assets, at cost:
Land	$687,451	$649,788
Buildings and improvements, less accumulated depreciation of $265,213 and $172,106 at December 31, 2004 and 2003, respectively	3,579,059	3,483,409
Intangible lease assets, less accumulated amortization of $62,331 and $10,041 at December 31, 2004 and 2003, respectively	313,803	297,595
Construction in progress	27,916	2,609

Total real estate assets	4,608,229	4,433,401

Investments in unconsolidated joint ventures	93,979	102,832
Cash and cash equivalents	51,127	64,469
Tenant receivables, net of allowance for doubtful accounts of $1,044 and $444 at December 31, 2004 and 2003, respectively	93,269	56,175
Due from affiliates	1,479	3,072
Prepaid expenses and other assets	2,788	5,686
Deferred financing costs, less accumulated amortization of $3,317 and $3,624 at December 31, 2004 and 2003, respectively	11,077	5,472
Deferred lease costs, less accumulated amortization of $29,438 and $4,741 at December 31, 2004 and 2003, respectively	197,241	189,685
Investment in bonds	64,500	64,500

Total assets	$5,123,689	$4,925,292

Liabilities and Stockholders’ Equity:
Lines of credit and notes payable	$890,182	$612,514
Obligations under capital leases	64,500	64,500
Intangible lease liabilities, less accumulated amortization of $20,536 and $5,998 at December 31, 2004 and 2003, respectively	120,451	132,464
Accounts payable and accrued expenses	84,142	74,500
Due to affiliates	1,430	32,520
Dividends payable	12,730	13,562
Deferred rental income	32,468	28,025

Total liabilities	1,205,903	958,085

Commitments and Contingencies	—	—

Minority Interest	4,961	4,801

Redeemable common shares	225,955	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 900,000,000 shares authorized; 473,486,397 and 465,049,864 shares issued and outstanding at December 31, 2004 and 2003, respectively	4,735	4,650
Additional paid-in capital	4,203,918	4,138,017
Cumulative distributions in excess of earnings	(295,914)	(180,261)
Redeemable common shares	(225,955)	—
Other comprehensive loss	86	—

Total stockholders’ equity	3,686,870	3,962,406

Total liabilities and stockholders’ equity	$5,123,689	$4,925,292

See accompanying notes

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Rental income	$485,073	$296,017	$105,234
Tenant reimbursements	128,930	80,474	17,798
Lease termination income	8,089	1,064	1,409

	622,092	377,555	124,441

Expenses:
Property operating costs	186,197	110,339	24,820
Asset and property management fees:
Related party	23,065	13,114	4,837
Other	3,807	1,665	891
General and administrative expense	17,199	9,449	4,196
Depreciation	97,238	106,175	37,956
Amortization	65,238	9,280	303

	392,744	250,022	73,003

Real estate operating income	229,348	127,533	51,438

Other income (expense):
Interest expense	(42,677)	(16,532)	(4,553)
Interest and other income	6,800	5,001	6,853
Equity in income of unconsolidated joint ventures	6,634	4,751	4,700
Loss on extinguishment of debt	(2,101)	(1,956)	—

	(31,344)	(8,736)	7,000

Income from continuing operations before minority interest	198,004	118,797	58,438

Minority interest in earnings of consolidated entities	(572)	842	—

Income from continuing operations	197,432	119,639	58,438

Discontinued operations:
Income from operations	661	1,046	1,416
Gain on sale	11,629	—	—

Income from discontinued operations	12,290	1,046	1,416

Net income	$209,722	$120,685	$59,854

Per common share data- basic and diluted
Income from continuing operations	$0.42	$0.37	$0.40
Income from discontinued operations	0.03	0.00	0.01

Net income	$0.45	$0.37	$0.41

Weighted average shares outstanding- basic and diluted	466,061	324,092	145,633

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Shares	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2001	83,206	$832	$732,692	$(24,181)	$—	$—	$709,343

Issuance of common stock	134,030	1,340	1,338,953	—	—	—	1,340,293
Redemptions of common stock	(1,536)	(15)	(15,347)	—	—	—	(15,362)
Dividends ($0.76 per share)	—	—	—	(109,983)	—	—	(109,983)
Commissions on stock sales and related dealer manager fees	—	—	(127,332)	—	—	—	(127,332)
Other offering costs	—		(20,476)	—	—	—	(20,476)
Components of comprehensive income:
Net income	—	—	—	59,854	—	—	59,854
Change in value of interest rate swap	—	—	—	—	—	(387)	(387)

Comprehensive income							59,467

Balance, December 31, 2002	215,700	2,157	1,908,490	(74,310)	—	(387)	1,835,950

Issuance of common stock	253,719	2,537	2,534,655	—	—	—	2,537,192
Redemptions of common stock	(4,369)	(44)	(43,646)	—	—	—	(43,690)
Dividends ($0.70 per share)	—	—	—	(226,636)	—	—	(226,636)
Commissions on stock sales and related dealer manager fees	—	—	(239,949)	—	—	—	(239,949)
Other offering costs	—	—	(21,533)	—	—	—	(21,533)
Components of comprehensive income:
Net income	—	—	—	120,685	—	—	120,685
Change in value of interest rate swap	—	—	—	—	—	387	387

Comprehensive income							121,072

Balance, December 31, 2003	465,050	4,650	4,138,017	(180,261)	—	—	3,962,406

Issuance of common stock	19,494	195	194,747	—	—	—	194,942
Redemptions of common stock	(9,711)	(97)	(97,018)	—	—	—	(97,115)
Dividends ($0.70 per share)	—	—	—	(325,375)	—	—	(325,375)
Commissions on stock sales and related dealer manager fees	—	—	(17,617)	—	—	—	(17,617)
Other offering costs	—	—	(757)	—	—	—	(757)
Redeemable common shares	—	—	—	—	(225,955)	—	(225,955)
Shares repurchased upon settlement	(1,347)	(13)	(13,454)				(13,467)
Components of comprehensive income:
Net income	—	—	—	209,722	—	—	209,722
Change in value of interest rate swap	—	—	—	—	—	86	86

Comprehensive income							209,808

Balance, December 31, 2004	473,486	$4,735	$4,203,918	$(295,914)	$(225,955)	$86	3,686,870

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$209,722	$120,685	$59,854
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(6,634)	(4,751)	(4,700)
Minority interest in earnings of consolidated entities	572	(842)	—
Depreciation	97,425	107,012	38,780
Amortization	64,022	10,371	1,148
Loss on extinguishment of debt	2,101	1,956	—
Land received in lease termination	—	—	(430)
Gain on sale- discontinued operations	(11,629)	—	—
Changes in assets and liabilities:
Tenant receivables	(37,708)	(20,823)	(13,318)
Due to/from affiliates	428	(359)	(289)
Prepaid expenses and other assets, net	2,301	(2,532)	(3,248)
Accounts payable and accrued expenses	(9,063)	9,977	15,853
Deferred rental income	7,750	16,441	10,922
Distributions received from joint ventures	9,586	10,096	7,388

Total adjustments	119,151	126,546	52,106

Net cash provided by operating activities	328,873	247,231	111,960
Cash Flows from Investing Activities:
Investment in real estate and related assets	(271,568)	(2,094,772)	(1,321,219)
Contributions to joint ventures	(395)	(24,059)	(8,910)
Other assets acquired upon business acquisition	—	(12,811)	—
Acquisition and advisory fees paid	(21,210)	(75,800)	(39,797)
Proceeds from sale	40,506	—	—
Investment in bonds	—	(10,000)	—

Net cash used in investing activities	(252,667)	(2,217,442)	(1,369,926)
Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	1,019,952	915,601	212,906
Repayments of lines of credit and notes payable	(825,072)	(941,647)	(62,835)
Issuance of bonds	—	10,000	—
Dividends paid to stockholders	(326,372)	(219,121)	(104,996)
Issuance of common stock	194,942	2,537,192	1,340,293
Redemptions of common stock	(96,806)	(43,690)	(15,362)
Sales commissions and dealer manager fees paid	(18,795)	(244,310)	(127,332)
Other offering costs paid	(14,082)	(16,463)	(13,156)
Repurchase of shares upon settlement	(12,842)	—	—
Deferred financing costs paid	(10,227)	(8,346)	(1,674)
Other	(246)	—	—

Net cash provided by (used in) financing activities	(89,548)	1,989,216	1,227,844

Net (decrease) increase in cash and cash equivalents	(13,342)	19,005	(30,122)

Cash and cash equivalents, beginning of year	64,469	45,464	75,586

Cash and cash equivalents, end of year	$51,127	$64,469	$45,464

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

1. ORGANIZATION

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT was incorporated in 1997, commenced operations on June 5, 1998, and qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, or through Wells OP’s subsidiaries. Wells REIT is the sole general partner of Wells OP and Wells Capital, Inc. (“Wells Capital”) is the sole limited partner of Wells OP. See Note 10 included herein for a further discussion of Wells Capital. Wells OP owns properties directly or through wholly owned subsidiaries and has also entered into certain joint ventures with real estate limited partnerships sponsored by Wells Capital, as well as certain joint ventures with parties not otherwise affiliated with Wells REIT or Wells Capital. References to Wells REIT herein include all subsidiaries of Wells REIT, including Wells OP, its subsidiaries and any consolidated joint ventures.

Since its inception, Wells REIT has completed four public offerings of common stock at $10 per share. Combined with the dividend reinvestment program, such offerings have provided approximately $4.9 billion in total offering proceeds. Out of these proceeds, Wells REIT incurred costs associated with the offerings of (1) approximately $166.5 million in acquisition and advisory fees and acquisition expenses, (2) approximately $463.9 million in selling commissions and dealer manager fees, and (3) approximately $62.3 million in organization and other offering costs. In addition, Wells REIT used approximately $175.2 million to redeem shares pursuant to Wells REIT’s share redemption program. The remaining offering proceeds of approximately $4.0 billion were primarily used to fund the purchase of real estate assets. As of July 25, 2004, no additional shares will be sold under these four prior public offerings.

Wells REIT registered 100 million shares of common stock with the Securities and Exchange Commission (the “SEC”) for issuances pursuant to its dividend reinvestment plan under a Registration Statement on Form S-3 (Commission File No. 333-114212), which was filed and became effective with the SEC on April 5, 2004.

Wells REIT’s stock is not listed on a national exchange. Wells REIT’s articles of incorporation currently require Wells REIT to begin the process of liquidating its investments and distributing the resulting proceeds to its stockholders if its shares are not listed on a national exchange by January 30, 2008. Wells REIT’s articles of incorporation can only be amended by a proxy vote of Wells REIT’s stockholders.

At December 31, 2004, Wells REIT owned interests in 112 properties either directly or through joint ventures comprising approximately 25.4 million square feet of commercial office and industrial space located in 26 states and the District of Columbia. At December 31, 2004, these properties were approximately 97.4% leased.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Wells REIT, Wells OP and any other entities for which Wells REIT or Wells OP has a controlling financial interest or is deemed to be the primary beneficiary. In determining whether a controlling financial interest exists, Wells REIT considers ownership of voting interests, protective rights and participatory rights of the investors. Any intercompany balances and transactions are eliminated upon consolidation. Financial statements of consolidated entities are prepared using accounting policies consistent with Wells REIT.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments in Unconsolidated Joint Ventures

Wells REIT accounts for its investments in joint ventures in which it exercises significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for contributions, distributions, and the investor’s share of income or losses of the joint ventures. Allocations of income and loss and distributions by the joint ventures are made in accordance with the terms of the individual joint venture agreements. These items are allocated in proportion to the partners’ respective ownership interests, which approximates economic ownership. Generally, cash distributions are made from the joint ventures to the investor on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition and advisory fees incurred, and any tenant improvements or major improvements and betterments, which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Wells REIT capitalizes interest when development of a real estate asset is in progress. Approximately $89,000, $728,000, and $809,000 of interest was capitalized for the years ended December 31, 2004, 2003 and 2002, respectively.

Wells REIT’s real estate assets are depreciated using the straight-line method over the useful lives of the assets by class as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

The related depreciation and amortization is recorded in the consolidated statements of income, including the depreciation related to assets subject to capital lease obligations.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate and intangible assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by Wells REIT or any unconsolidated joint ventures during the years ended December 31, 2004, 2003, and 2002.

In the first quarter of 2004, Wells REIT completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted average composite useful lives of its real estate assets. As a result of this review, Wells REIT changed its estimate of the weighted average composite useful lives for building assets. Effective January 1, 2004, for all building assets, Wells REIT extended the weighted average composite useful life to 40 years from 25 years. The change resulted in an increase to net income of approximately $56.8 million or $0.12 per share for the year ended December 31, 2004. Wells REIT believes the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

Wells REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant accounts receivable are recognized and carried at original amount earned less an allowance for any uncollectible amounts, which approximates fair value. The allowance for doubtful accounts is adjusted based upon management’s judgment about the collectibility of individual account balances. Wells REIT recorded a provision for bad debts of $658,000 and $383,000 for the years ended December 31, 2004 and 2003, respectively.

Tenant receivables also includes notes receivable from tenants to fund certain expenditures related to the property and are recorded at the face amount, less any principal payments through the date of the consolidated balance sheet. These notes bear interest at rates comparable to tenants with similar borrowing characteristics; therefore, the carrying amount approximates the fair value of the notes as of the date of the consolidated balance sheets.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid property operating expenses, earnest money amounts, and purchase price escrows.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized to interest expense on a straight-line basis over the terms of the related financing arrangement. Amortization of deferred financing costs for the years ended December 31, 2004, 2003 and 2002 was $2.5 million, $2.6 million and $845,000, respectively. Amortization of deferred financing costs is recorded in interest expense on the consolidated statements of income.

Deferred Lease Costs

Costs incurred to acquire operating leases, including those identified as part of the purchase price allocation process, are capitalized and amortized on a straight-line basis over the terms of the related lease. Amortization of deferred lease costs was $24.9 million, $3.9 million, and $303,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Wells REIT allocates the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. Prior to the nine months ended December 31, 2004, these lease intangibles were amortized as an adjustment to rental income rather than to expense. As such, the related amortization has been reclassified from an adjustment to rental income to expense in the consolidated statements of income for the years ended December 31, 2004 and 2003.

As of December 31, 2004, approximately $85.7 million and approximately $290.4 million was recognized as the value of above-market in-place leases and intangible absorption period costs, respectively, and included in real estate assets in the consolidated balance sheets as intangible lease assets. As of December 31, 2004, approximately $141.0 million was recognized as the value of below-market in-place leases and presented in the consolidated balance sheets as intangible lease liabilities, and approximately $201.2 million was recognized as intangible lease origination costs and included in deferred lease costs in the consolidated balance sheets.

During the year ended December 31, 2004, Wells REIT recorded $63.6 million in amortization expense related to intangible lease origination costs and intangible absorption period costs, and approximately $2.8 million of amortization relating to above-market and below-market in-place leases that was recorded as a net increase in rental revenues in the consolidated statement of operations.

The remaining unamortized balance for these intangible assets will be amortized as follows (in thousands):

	Intangible Lease Asset Amortization	Intangible Lease Liability Amortization	Intangible Lease Origination Costs Amortization	Intangible Lease Absorption Period Amortization
For the year ending December 31:
2005	$12,354	$14,081	$24,670	$44,339
2006	11,081	12,817	24,297	42,245
2007	10,170	12,139	23,650	37,949
2008	8,099	12,050	20,342	31,077
2009	7,594	11,960	18,029	24,409
Thereafter	19,971	57,404	64,742	64,515

	$69,269	$120,451	$175,730	$244,534

Weighted Average Amortization Period	7 years	11 years	9 years	7 years

Investments in Bonds and Obligations Under Capital Leases

As a result of the purchase of certain real estate assets, Wells REIT has acquired investments in bonds and certain obligations under capital leases. Wells REIT records the bonds and obligations under capital leases at the amounts Wells REIT expects to pay and receive. Because Wells REIT is obligated to pay the indebtedness evidenced by the bonds, Wells REIT has recorded these obligations as liabilities; however, since Wells REIT is also the owner of the bonds, the bonds are carried on Wells REIT’s books as assets. In each occurrence that Wells REIT has acquired certain obligations under capital leases, Wells REIT has also acquired an offsetting investment in bonds. The related amounts of interest are recorded as interest income and interest expense in the period that the amounts accrue.

Dividends

As a REIT, Wells REIT is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its taxable income excluding capital gains.

Dividends to be distributed to the stockholders are determined by the board of directors of Wells REIT and are dependent upon a number of factors relating to Wells REIT, including funds available for payment of dividends, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order to maintain Wells REIT’s status as a REIT under the Code.

Offering and Related Costs

Costs associated with the issuance of common stock, including legal and accounting fees, printing costs, sales and promotional costs and expenses, and sales commissions, are accounted for as a reduction of equity.

Minority Interest

Minority interest in earnings of consolidated entities in the consolidated statements of income represents earnings allocated to minority interests of the consolidated partnerships held by third parties throughout the year. Minority interest in the consolidated balance sheets represents the economic equity interests of consolidated partnerships that are not owned by Wells REIT.

Redeemable Common Shares

Wells REIT records redeemable common shares pursuant to Accounting Series Release No. 268, Presentation in Financial Statements Redeemable Preferred Stock (“ASR 268”). Under ASR 268, redeemable shares whose redemptions are outside the control of the issuer are required to be classified as mezzanine or temporary equity. During 2004, the Wells REIT share redemption program was amended and as of December 31, 2004 had no discretionary feature for the approval of redemption requests; however, aggregate redemptions are limited to, among other things, aggregate proceeds received from Wells REIT’s dividend reinvestment plan. Therefore, as of December 31, 2004, Wells REIT has recorded redeemable common shares on the consolidated balance sheet equal to the difference between the aggregate proceeds received from the dividend reinvestment plan in excess of aggregate payments made to redeem shares pursuant to the share redemption program.

Revenue Recognition

All leases on real estate assets held by Wells REIT are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred. Rents collected in advance are deferred to future periods.

Lease termination income is recognized at the time the tenant loses the right to lease the space and when Wells REIT has satisfied all obligations under the related lease or lease termination agreement.

Wells REIT records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“Statement 66”).

Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Stock-Based Compensation

As permitted by the provisions of Statement of Financial Accounting Standards No. 123 “Accounting and Disclosure for Stock-Based Compensation” (“Statement 123”), Wells REIT applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the related interpretations in accounting for its stock options accordingly. Wells REIT does not recognize compensation cost in the consolidated statements of income based upon the fair value of stock based compensation but instead provides pro forma disclosure of the compensation expense in the notes to the consolidated financial statements. For the years ended December 31, 2004, 2003, and 2002, stock option grants did not have any impact on the consolidated statements of income as the fair value at the date of issue for each grant is estimated at $0.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Outstanding stock options and warrants have been excluded from the diluted earnings per share calculation as their impact would be anti-dilutive using the treasury stock method, because the exercise price of the options and warrants exceed the fair value of the stock.

Financial Instruments

Wells REIT considers its cash, accounts receivable, accounts payable, bonds, obligations under capital leases, and notes payable to meet the definition of financial instruments. At December 31, 2004 and 2003, the carrying value of cash, accounts receivable, accounts payable, bonds, and obligations under capital leases approximated their fair value. At December 31, 2004 and 2003, the estimated fair value of lines of credit and notes payable was $881.7 million and $612.5 million, respectively.

Interest Rate Swap Agreements

Wells REIT has entered into interest rate swap agreements to hedge its exposure to changing interest rates on certain variable rate notes payable. Wells REIT accounts for its interest rate swap agreements in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). Accordingly, Wells REIT records the fair value of the interest rate swap agreements on its balance sheet in either prepaid expenses and other assets or accounts payable and accrued expenses and records any changes in fair value in other comprehensive income. Net amounts received or paid under interest rate swap agreements are recorded as adjustments to interest expense each period.

Income Taxes

Wells REIT has elected to be taxed as a REIT under the Code, and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Wells REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income (excluding capital gains) to its stockholders. As a REIT, Wells REIT is generally not subject to federal income taxes. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Wells REIT is subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in the accompanying financial statements.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform to the current period financial statement presentation.

Through 2003, Wells REIT and its unconsolidated joint ventures reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in the consolidated statements of income. In 2004, Wells REIT began presenting this amortization as amortization expense in the consolidated statements of income, and has reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in previously reported net income. Additionally, in the consolidated balance sheets, the intangible lease liabilities have historically been netted with the intangible lease assets. In 2004, Wells REIT began presenting below-market leases separately in the consolidated balance sheets as intangible lease liabilities and reclassified these liabilities for all prior periods.

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

At December 31, 2004 and 2003, Wells REIT owned interests in certain unconsolidated joint ventures with affiliates of Wells Capital as outlined below (in thousands):

	December 31,
	2004	2003
	Amount	Amount
Fund XIII and REIT Joint Venture	$48,099	$50,560
Fund XII and REIT Joint Venture	27,548	28,320
Fund XI, XII and REIT Joint Venture	11,260	15,667
Wells/Freemont Associates	5,884	6,087
Fund IX, X, XI and REIT Joint Venture	1,183	1,191
Fund VIII, IX and REIT Joint Venture	5	990
Wells/Orange County Associates	—	17

	$93,979	$102,832

Fund XIII and REIT Joint Venture is a joint venture between Wells OP and Wells Real Estate Fund XIII, L.P., in which Wells OP owns a 72% interest. As of December 31, 2004, this joint venture owned four office buildings totaling approximately 568,000 square feet. These properties are located in Orange Park, Florida; Parker, Colorado; Fishers, Indiana; and Hoffman Estates, Illinois.

Fund XII and REIT Joint Venture is a joint venture between Wells OP and Wells Real Estate Fund XII, L.P. in which Wells OP owns a 55% interest. As of December 31, 2004, this joint venture owned three office buildings totaling approximately 407,000 square feet. These properties are located in Troy, Michigan; Oklahoma City, Oklahoma; and Brentwood, Tennessee.

Fund XI, XII and REIT Joint Venture is a joint venture among Wells OP, Wells Real Estate Fund XI, L.P., and Wells Real Estate Fund XII, L.P. in which Wells OP owns a 57% interest. As of December 31, 2004, this joint venture owned two office buildings totaling approximately 132,000 square feet in Leawood, Kansas and Ft. Myers, Florida. This joint venture also owns a manufacturing and office building totaling approximately 170,000 square feet in Greenville, South Carolina. During 2004, this joint venture sold a warehouse and office building, totaling approximately 130,000 square feet, in Wayne, Pennsylvania.

Wells/Freemont Associates is a joint venture between Wells OP and Fund X-XI Joint Venture in which Wells OP owns a 78% interest. As of December 31, 2004, this joint venture owned one warehouse and office building totaling approximately 58,000 square feet located in Fremont, California.

Fund IX, X, XI and REIT Joint Venture is a joint venture among Wells OP, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. in which Wells OP owns a 4% interest. As of December 31, 2004, this joint venture owned five properties totaling approximately 409,000 square feet. The properties are located in Knoxville, Tennessee; Broomfield, Colorado; Ogden, Utah; Louisville, Colorado; and Oklahoma City, Oklahoma.

Fund VIII, IX and REIT Joint Venture is a joint venture between Wells OP and Fund VIII-IX Joint Venture in which Wells OP owns a 16% interest. During 2004, this joint venture sold its only property and, as of December 31, 2004, holds approximately $95,800 in cash.

Wells/Orange County Associates is a joint venture between Wells OP and Fund X-XI Joint Venture in which Wells OP owns a 44% interest. During 2003, this joint venture sold its only property and, as of December 31, 2004, holds no assets.

4. LINES OF CREDIT AND NOTES PAYABLE

As of December 31, 2004, and 2003, Wells REIT had lines of credit and notes payable outstanding as follows (in thousands):

	December 31,
	2004	2003
Secured Pooled Facility	$350,000	$—
AON Center Chicago Mortgage Note	200,000	—
Leo Burnett Building Mortgage Note	120,000	120,000
WDC Mortgage Note	115,167	115,167
3100 Clarendon Boulevard Building Mortgage Note	35,716	—
One Brattle Square Building Mortgage Note	30,143	—
1075 West Entrance Building Mortgage Note	16,672	—
Merck Construction Loan	12,984	—
$85 Million Secured Line of Credit	9,500	—
$500 Million Unsecured Line of Credit	—	175,000
$81.6 Million Secured Line of Credit	—	—
$50 Million Secured Line of Credit	—	—
Nestle Building Mortgage Note	—	90,000
AON Center Purchase Mortgage Note	—	112,347

	$890,182	$612,514

The Secured Pooled Facility represents a non-recourse mortgage note secured by nine properties with a net book value of approximately $783.1 million. The note requires monthly payments of interest at a fixed rate of 4.84% per annum and payment of principal at maturity (June 2014). All properties securing the note are held in a bankruptcy remote, special purpose entity.

The AON Center Chicago, Leo Burnett Building and WDC Mortgage Notes represent non-recourse loans secured by specific assets. The aggregate book value of properties securing these loans is approximately $1.0 billion. All of these mortgage notes require monthly payment of interest at fixed rates ranging from 4.4% to 5.1% per annum and principal is due upon maturity. The AON Center Chicago and Leo Burnett Building mortgage loans mature in 2014. The WDC Mortgage loan matures in 2007.

The One Brattle Square, 1075 West Entrance and 3100 Clarendon Boulevard Building Mortgage Notes were assumed in 2004 in connection with the purchase of the respective properties and are secured by the assets purchased. The aggregate book value of properties securing these loans is approximately $185.6 million. These loans require monthly payment of principal and interest through maturity (2028 for Brattle Square, 2012 for 1075 West Entrance and 2008 for 3100 Clarendon). Upon assumption, Wells REIT recorded these loans at fair value and the average effective fixed rate of these loans is 4.59% per annum.

The Merck Construction Loan represents a construction loan to fund up to $21.1 million of the costs to build an office building in Lebanon, New Jersey. The loan accrues interest at LIBOR plus 0.85% per annum (3.26% at December 31, 2004) and matures in 2006, at which time all principal and interest are due. Wells REIT entered into an interest rate swap to hedge the term loan, resulting in Wells REIT paying a fixed rate of 2.75% per annum of the balance outstanding at each payment date. The interest rate swap expires in July 2005.

The $85 Million Secured Line of Credit represents a revolving credit facility secured by a pool of borrowing base properties. Under the terms of the facility, Wells REIT may borrow the lesser of (1) an amount equal to 75% of the aggregate appraised value of lender approved borrowing base properties or (2) $85 million. As of December 31, 2004, the borrowing base properties included three properties with an aggregate book value of $116.7 million; and based on the value of these properties, Wells REIT was able to borrow up to the full $85 million. Interest on the $85 Million Secured Line of Credit accrues at a per annum rate of LIBOR plus 1.5% per annum (3.91% at December 31, 2004). The $85 Million Secured Line of Credit matures in December 2007.

The $50 Million Secured Line of Credit represents a revolving credit facility secured by a pool of borrowing base properties. Under the terms of the facility, Wells REIT may borrow the lesser of (1) an amount equal to 75% of the aggregate appraised value of lender approved borrowing base properties or (2) $50 million. As of December 31, 2004, the borrowing base properties included three properties with an aggregate book value of $65.0 million; and based on the value of these properties, Wells REIT was able to borrow up to the full $50 million. Interest on the $50 million Secured Line of Credit accrues at a per annum rate of LIBOR plus 1.75% per annum (4.16% at December 31, 2004). This facility contains covenants that, among other things, restrict Wells REIT’s debt to total assets to 50%. The $50 Million Secured Line of Credit matures in June 2005.

During 2004, the $81.6 Million Secured Line of Credit and the AON Center Purchase Mortgage Note matured. In addition, Wells REIT terminated and paid in full amounts outstanding under the $500 Million Unsecured Line of Credit and the Nestle Building Mortgage Note. In connection with the termination of the $500 Million Unsecured Line of Credit, Wells REIT charged $1.7 million in unamortized deferred financing costs to earnings.

Wells REIT’s weighted average interest rate at December 31, 2004 and 2003 for the aforementioned borrowings was approximately 5.02% and 4.05%, respectively. Cash paid for interest, including amounts capitalized was $39.9 million and $12.7 million for the years ended December 31, 2004 and 2003, respectively.

The following table summarizes the scheduled aggregate principal repayments, for the five years subsequent to December 31, 2004 (in thousands):

Amount
2005	$1,560
2006	14,593
2007	125,483
2008	34,627
2009	998
Thereafter	712,921

Total	$890,182

5. DISCONTINUED OPERATIONS

On June 3, 2004, Wells REIT sold a four-story office building and 5.2 acres of adjacent land in Tampa, Florida, for gross sales proceeds of approximately $31.2 million. The property, 5104 Eisenhower Boulevard, was acquired in December 1998 for approximately $21.2 million. The carrying value at the time of disposition was approximately $19.0 million. The transaction resulted in a gain of approximately $11.6 million.

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), Wells REIT has reclassified the historical operating results of this property into discontinued operations in the consolidated statements of income for all periods presented.

6. COMMITMENTS AND CONTINGENCIES

Take-out Purchase and Escrow Agreement

As of December 31, 2004, Wells REIT had commitments outstanding under three Take-out Purchase and Escrow Agreements (the “Take-out Agreements”). Under the terms of the Take-out Agreements, Wells REIT has committed to purchase any unsold co-tenancy interests in properties acquired by subsidiaries of Wells Management Company, Inc. (“Wells Management”), an affiliate of Wells Capital (see Note 10 below), by the Offering Period End Date, as defined (see table below). Wells Management acquired these properties with the intent of selling co-tenancy interests in each property to persons seeking qualified replacement property pursuant to Section 1031 of the Code.

Information on the Take-out Agreements at December 31, 2004 is as follows (in thousands):

Location of Property	Property Acquisition Date	Offering Period End Date	Initial Maximum Exposure	Remaining Exposure at December 31, 2004	Fee Earned
Orlando, FL	May 19, 2004	February 19, 2005 (1)	$ 12,650	$ 6,240	$ 158
Vernon Hills, IL	August 19, 2004	February 19, 2005 (1)	$ 23,100	$ 23,100	$ 289
Livermore, CA	August 20, 2004	February 20, 2005 (2)	$ 19,600	$ 19,600	$ 245

(1)	On February 14, 2005, Wells REIT agreed to an extension of this offering period through May 19, 2005, in consideration for an additional take-out fee of approximately $105.
(2)	On February 14, 2005, Wells REIT agreed to an extension of this offering period through May 20, 2005, in consideration for an additional take-out fee of approximately $83.

Letters of Credit

At December 31, 2004, Wells REIT had two unused letters of credit totaling approximately $28.4 million from financial institutions. One of these letters of credit in the amount of approximately $383,000 expires in February 2005, and the other letter of credit expires in December 2005. These letters of credit were required by unrelated third parties to ensure completion of Wells REIT’s obligations under certain earn-out and related construction agreements.

Properties Under Construction

As of December 31, 2004, Wells REIT had three executed construction agreements with unrelated third parties for the purpose of constructing two buildings (“Merck New Jersey”) and (“Citigroup Fort Mill”), and one building expansion (“TRW Denver”). As of December 31, 2004, Wells REIT had approximately $32.6 million in costs remaining to be incurred under these contracts.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expand an existing property, construct on adjacent property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At December 31, 2004, no tenants have exercised such options, which have not been fully satisfied as of that date.

Additionally, Wells REIT executed one lease extension with a tenant which requires Wells REIT to acquire an adjacent land parcel and construct a surface parking lot. The lease extension provides for additional rental revenue related to the expanded parking. Construction of the parking expansion has not yet begun; however, the land parcel was purchased as of December 31, 2004.

Earn-out Agreement

As part of the acquisition of the 60 Broad Street New York Building, Wells REIT entered into an agreement to pay to the seller an amount for securing a qualifying lease agreement or renewal relating to specified space, which is currently occupied. In the event that the seller is successful in securing a qualifying lease for the specified space, Wells REIT will be required to pay the seller an amount based on the net present value of the rental income over the term of the lease. As of December 31, 2004, no amounts are due under this agreement.

Operating Lease Obligations

Certain properties are subject to certain ground leases with expiration dates ranging between 2049 and 2083. Required payments, under the terms of these operating leases are as follows at December 31, 2004 (in thousands):

Amount
2005	$726
2006	726
2007	726
2008	726
2009	726
Thereafter	90,914

Total	$94,544

Ground rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $754,000, $758,000 and $722,000, respectively. The net book value of the related real estate subject to operating leases is approximately $126.8 million at December 31, 2004.

Capital Lease Obligations

Certain properties are subject to leases meeting the qualifications as a capital lease. Each obligation requires interest only payments and payment of the obligations under capital leases in full at maturity, which range from 2015 until 2026 with certain prepayment options. Required payments under the terms of the leases are as follows as of December 31, 2004 (in thousands):

Amount
2005	$4,523
2006	4,523
2007	4,523
2008	4,523
2009	4,523
Thereafter	110,993

Total	133,608
Amounts representing interest	(69,108)

$64,500

Interest expense incurred related to the capital lease obligations totaled $4.5 million, $3.9 million and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, which also equals the interest income related to the bonds on the same properties resulting in no net cash outflow as a result of these capital lease obligations. The net book value of the related assets subject to capital lease obligations is $66.8 million at December 31, 2004.

Litigation

Wells REIT is from time to time a party to other legal proceedings, which arise in the ordinary course of its business. Wells REIT is not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on the results of operations or financial condition of Wells REIT, nor is management aware of any such litigation threatened against the Wells REIT.

On October 9, 2003, Stephen L. Flood, the Luzerne County Controller, and the Luzerne County Retirement Board (“Luzerne Board”) on behalf of the Luzerne County Employee Retirement System (“Plan”) filed a lawsuit in the U.S. District Court, Middle District of Pennsylvania against 26 separate defendants, including Wells REIT, Wells Investment Securities, Inc. (“WIS”), and Wells Real Estate Funds, Inc, (collectively, the “Wells Defendants”).

On October 27, 2004, this lawsuit against the Wells Defendants was dismissed with prejudice. The dismissal was the result of a settlement agreement and release between the plantiffs and the Wells Defendants where the Wells REIT agreed to repurchase from the Plan all of the 1,346,754 shares of its common stock held by the Plan for approximately $12.8 million, the price originally paid for such stock, in exchange for a release by the plantiffs of all claims and counts against the Wells Defendants. These shares were not repurchased pursuant to Wells REIT’s existing share redemption program.

7. STOCKHOLDERS’ EQUITY

2000 Employee Stock Option Plan

On June 28, 2000, the stockholders approved the 2000 Employee Stock Option Plan of Wells Real Estate Investment Trust, Inc. (the “Employee Option Plan”), which provides for grants of non-qualified stock options to be made to selected employees of Wells Capital and Wells Management, subject to the discretion of the compensation committee and the limitations of the Employee Option Plan. A total of 750,000 shares have been authorized and reserved for issuance under the Employee Option Plan. At December 31, 2004, no stock options have been granted or exercised under the Employee Option Plan.

Under the Employee Option Plan, the exercise price for options shall be the greater of (1) $11.00 per share, or (2) the Fair Market Value, as defined in the Employee Option Plan, of the shares on the date the option is granted. The compensation committee has the authority to set the term and vesting period of the stock option except that no option shall have a term greater than five years from the later of (1) the date Wells REIT’s shares are listed on a national securities exchange, or (2) the date the stock option is granted. In the event that the compensation committee determines that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of a certain corporate transaction or event, the compensation committee may adjust the number and kind of shares or the exercise price with respect to any option. Upon exercise, the employee agrees to remain in the employment of Wells Capital or Wells Management for a period of one year after the date of grant. No stock option may be exercised if such exercise would jeopardize Wells REIT’s status as a REIT under the Internal Revenue Code. No option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution.

Independent Director Stock Option Plan

On June 16, 1999, the stockholders approved the Wells Real Estate Investment Trust, Inc. Independent Director Stock Option Plan (the “Independent Director Plan”), which provides for grants of stock to be made to independent non-employee directors of Wells REIT. A total of 100,000 shares have been authorized and reserved for issuance under the Independent Director Plan.

Under the Independent Director Plan, options to purchase 2,500 shares of common stock at the greater of (1) $12 per share or (2) the Fair Market Value, as defined, are granted upon initially becoming an independent director of Wells REIT. Of these shares, 20% are exercisable immediately on the date of grant. An additional 20% of these shares become exercisable on each anniversary following the date of grant for a period of four years. Additionally, effective on the date of each annual meeting of stockholders of Wells REIT, each independent director will be granted an option to purchase 1,000 additional shares of common stock. These options are 100% exercisable at the completion of two years of service after the date of grant. All options granted under the Independent Director Plan expire no later than the date immediately following the tenth anniversary of the date of grant and may expire sooner in the event of the disability or death of the independent director or if the independent director ceases to serve as a director. In the event that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of a certain corporate transaction or event, a corresponding adjustment to the consideration payable with respect to all stock options shall be made. No option may be sold, pledged, assigned or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

A summary of Wells REIT’s stock option activity under its Independent Director Plan during for the years ended December 31, 2004, 2003, and 2002 is as follows:

	Number	Exercise Price	Exercisable
Outstanding at December 31, 2001	31,500	$12	10,500
Granted in 2002	9,500	12

Outstanding at December 31, 2002	41,000	12	21,500
Forfeited in 2003	(6,500)	12
Granted in 2003	10,500	12

Outstanding at December 31, 2003	45,000	12	28,500
Granted in 2004	8,000	12

Outstanding at December 31, 2004	53,000	12	35,500

As of December 31, 2004, 40,500 shares are available for grant under the Independent Director Plan. In accordance with Statement 123, the fair value of each stock option for 2004, 2003, and 2002 has been estimated as of the date of the grant using the Black-Scholes minimum value method. The weighted average risk-free interest rates assumed for 2004, 2003 and 2002 were 4.26%, 3.98% and 4.57%, respectively. Projected future dividend yields of 7.0% were estimated for the options granted in 2004, 2003, and 2002, respectively. The expected life of an option was assumed to be six years for the years ended December 31, 2004, 2003, and 2002, respectively. Based on these assumptions, the fair value of the options granted during the years ended December 31, 2004, 2003, and 2002 is $0. The weighted average contractual remaining life for options that are exercisable at December 31, 2004 was approximately 6 years.

Independent Director Warrant Plan

The Independent Director Warrant Plan (the “Independent Director Warrant Plan”), was approved by the stockholders on June 28, 2000, providing for the issuance of one warrant to purchase common stock for every 25 shares of common stock purchased by the independent director. A total of 500,000 warrants have been authorized and reserved for issuance under the Independent Director Warrant Plan. The exercise price of the warrants is $12 per share. The warrants are exercisable until the dissolution, liquidation, or merger or consolidation of Wells REIT where Wells REIT is not the surviving corporation. No warrant may be sold, pledged, assigned or transferred by an independent director in any manner other than by the laws of descent or distribution. At December 31, 2004, approximately 6,000 warrants have been earned and issued under the Independent Director Warrant Plan. As the warrants have an exercise price of $12 per share, the warrants have no fair value as of December 31, 2004.

Dividend Reinvestment Plan

Wells REIT’s board of directors authorized a dividend reinvestment plan (the “DRP”), pursuant to which common stockholders may elect to reinvest an amount equal to the dividends declared on their common shares into additional shares of Wells REIT’s common stock in lieu of receiving cash dividends. The shares may be purchased at a fixed price per share and participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of Wells REIT’s stock. With respect to such shares, Wells REIT currently pays selling commissions of 5%, acquisition and advisory fees and acquisition expenses of 3.5% of the DRP proceeds, except to the extent such proceeds are used to fund share repurchases under Wells REIT’s share redemption program, which is consistent with the costs paid in connection with the most recent public offering of shares of Wells REIT’s common stock. The board of directors, by majority vote, may amend or terminate the DRP for any reason upon 10 days’ notice to the participants of the DRP.

Share Redemption Program

As Wells REIT’s stock is currently not listed on a national exchange, there is no market for Wells REIT’s stock. As a result, there is risk that a stockholder may not be able to sell Wells REIT’s stock at a time or price acceptable to the stockholder. During 2000, Wells REIT’s board of directors authorized a common stock redemption program, as amended, for investors who held the shares for more than one year, subject to the limitation that (i) during any calendar year, Wells REIT may not redeem in excess of 3% of the weighted average common shares outstanding during the prior calendar year, and (ii) in no event shall the aggregate amount of redemptions under the Wells REIT share redemption program exceed aggregate proceeds received from the sale of shares pursuant to the Wells REIT dividend reinvestment plan. The one-year period may be waived by the board of directors in certain circumstances including death or bankruptcy of the stockholder. Wells REIT purchases shares redeemed under the share redemption program at the amount contributed by the stockholder, including any commissions paid at issuance. During 2004, 2003 and 2002, Wells REIT redeemed 9.7 million, 4.4 million and 1.5 million, respectively, of its own common shares at an aggregate cost of $97.1 million, $43.7 million and $15.3 million, respectively. The board of directors, by majority vote, may amend or terminate Wells REIT’s share redemption program at any time upon 30 days’ notice.

On December 29, 2004, the Board of Directors temporarily suspended the Share Redemption Program until March 31, 2005. (See “Subsequent Events” below).

Dealer Warrant Plan

Under the terms of each offering of Wells REIT’s stock, warrants to purchase shares of Wells REIT’s stock were delivered to WIS. Currently such warrants are issued in book form only and warrant certificates are not issued. For each warrant, the warrant-holder has the right to purchase one share of Wells REIT’s common stock at a price of $12 during the time period beginning one year from the effective date of the respective offering and ending on the date five years after the effective date. Warrants outstanding as of December 31, 2004 for the third and fourth offerings are approximately 4.8 million and 5.8 million, respectively, which have expiration dates of December 20, 2005 and July 26, 2007, respectively. As of December 31, 2004, all warrants related to the first and second offering have expired, and no warrants have been exercised under the plan.

8. SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Outlined below are significant non-cash investing and financing transactions for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
Acquisition and advisory fees applied to investments	$3,370	$88,771	$47,873

Acquisition and advisory fees due to affiliate	$1,408	$19,185	$7,708

Other offering expenses due to affiliate	$—	$13,334	$8,263

Assumption of obligation under capital lease and related bonds	$—	$—	$32,500

Assumption of loan upon acquisition of property	$83,815	$390,364	$90,000

Other liabilities assumed at property acquisition	$—	$38,688	$—

Acquisition of intangible lease liability	$2,782	$33,477	$32,697

Dividends payable	$12,730	$13,562	$6,046

Due from affiliates	$1,479	$2,531	$1,774

Accrued capital expenditures	$11,429	$5,617	$—

Redeemable common shares	$225,955	$—	$—

9. INCOME TAX BASIS NET INCOME

Wells REIT’s income tax basis net income for the years ended December 31, 2004, 2003 and 2002 is calculated as follows (in thousands):

	2004	2003	2002
GAAP basis financial statement net income	$209,722	$120,685	$59,854
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	40,386	43,817	17,160
Rental income accrued for income tax purposes in excess of (less than) amounts for financial reporting purposes	(22,038)	(3,946)	3,578
FAS 141 expense accrued for financial reporting purposes in excess of amounts for income tax purposes	1,131	6,410	—
Expenses for financial reporting purposes, in excess of (less than) amounts for income tax purposes	273	(13,466)	(71)
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	(4,140)	—	—
Income for Wells Washington Properties, Inc. in excess of amount for financial reporting purposes	5,336	11	—

Income tax basis net income, prior to dividends paid deduction	$230,670	$153,511	$80,521

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. Wells REIT’s distributions per common share are summarized as follows:

	2004	2003	2002
Ordinary income	70%	70%	77%
Capital gains	3%	—	—
Return of capital	27%	30%	23%

	100%	100%	100%

At December 31, 2004, the tax basis carrying value of Wells REIT’s total assets was approximately $5.02 billion.

10. AGREEMENTS WITH WELLS CAPITAL AND WELLS MANAGEMENT

On December 30, 2004, Wells REIT entered into three agreements with certain affiliates, effective January 1, 2005: (1) Asset Management Advisory Agreement (the “2005 Asset Advisory Agreement”), (2) Acquisition Advisory Agreement (the “2005 Acquisition Advisory Agreement”), and (3) Master Property Management, Leasing and Construction Management

Agreement (the “2005 Property Management Agreement”). These agreements replaced an existing Advisory Agreement, covering the period from January 30, 2004 though December 31, 2004 and an existing Asset/Property Management Agreement dated June 17, 2003 (the “2004 Asset/Property Management Agreement”).

The 2005 Asset Advisory Agreement is an agreement between Wells REIT and Wells Management. Under the terms of the 2005 Asset Advisory Agreement, Wells REIT will pay asset advisory fees to Wells Management for, among other things: (i) serving as Wells REIT’s investment and financial advisor; (ii) managing the day-to-day operations of Wells REIT; (iii) formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and (iv) providing certain accounting, SEC compliance and other administrative services for Wells REIT. The fee for these services will be payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties owned by Wells REIT plus its interest in properties held through joint ventures. This fee is reduced by (i) tenant reimbursed property management fees paid to Wells Management, and (ii) in the event that Wells Management retains an independent third-party property manager to manage one or more properties currently being managed by Wells Management, the amount of property management fees paid to such third-party property managers. At the option of Wells Management, up to ten percent of such monthly fee may be paid in shares of common stock of Wells REIT.

Additionally, per the 2005 Asset Advisory Agreement, Wells Management is entitled to earn the following disposition and incentive fees, which are similar in nature to previous agreements:

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

The 2005 Asset Advisory Agreement has a one-year term and automatically renews unless either side gives notice of its intent not to renew. In addition, either party may terminate the 2005 Asset Advisory Agreement upon 60 days written notice. If the Wells REIT terminates the 2005 Asset Advisory Agreement, the Wells REIT will be required to pay Wells Management a subordinated performance fee. The subordinated performance fee will be equal to (i) 10% of the amount, if any, by which (a) the appraised value of the properties at the termination date, less the amount of all indebtedness secured by such properties, plus total dividends distributed to the stockholders through the termination date, exceeds the sum of (b) all of the capital the stockholders have invested plus the amount that would be required to be paid to the stockholders to provide an annualized, non-cumulative return of 8.0% from inception through the termination date, less (ii) any prior payments to Wells Management of its subordinated share of net sales proceeds.

The 2005 Acquisition Advisory Agreement is an agreement between Wells REIT and Wells Capital. Under the terms of the Acquisition Advisory Agreement, Wells REIT will pay a fee to

Wells Capital for services relating to, among other things, capital raising functions; the investigation, selection and acquisition of properties; and certain transfer agent and stockholder communication functions. The fee payable to Wells Capital under the Acquisition Advisory Agreement will be 3.5% of aggregate gross proceeds raised from the sale of shares of Wells REIT, exclusive of proceeds received from the Wells REIT’s dividend reinvestment plan which are used to fund repurchases of shares of common stock pursuant to the Wells REIT’s share redemption program.

The 2005 Acquisition Advisory Agreement commences on January 1, 2005, has a one-year term and automatically renews unless either side gives notice of its intent not to renew. In addition, either party may terminate the 2005 Acquisition Advisory Agreement upon 60 days written notice.

The 2005 Property Management Agreement is an agreement between Wells REIT and Wells Management. The 2005 Property Management Agreement retains Wells Management to manage, coordinate the leasing of, and manage construction activities related to certain properties of Wells REIT. Any amounts paid under the 2005 Property Management Agreement for properties being managed by Wells Management on December 31, 2004 under the 2004 Asset/Property Management Agreement (the “Existing Portfolio Properties”) will have the economic effect of reducing amounts payable for asset advisory services with respect to such properties under the 2005 Asset Advisory Agreement. Management and leasing fees payable to Wells Management for properties to be acquired in the future shall be specified in an amendment to the 2005 Property Management Agreement, which must be approved by Wells REIT’s board of directors and will be payable in addition to fees payable pursuant to the 2005 Asset Advisory Agreement. Wells REIT anticipates that fees for the management and leasing of properties other than Existing Portfolio Properties will be generally consistent with the descriptions set forth below:

•	For properties for which Wells Management will provide property management services, it is anticipated that Wells REIT will pay Wells Management a market-based property management fee generally based on gross monthly income of the property.

•	For properties for which Wells Management provides leasing agent services, it is anticipated that Wells REIT will pay (i) a one-time initial lease-up fee in an amount not to exceed one-month’s rent for the initial rent-up of a newly-constructed building, (ii) a market-based commission based on the net rent payable during the term of a new lease (not to exceed ten years), (iii) a market-based commission based on the net rent payable during the term of any renewal or extension of any tenant lease, and (iv) a market-based commission based on the net rent payable with respect to expansion space for the remaining portion of the initial lease term.

•	For properties for which Wells Management provides construction management services, it is anticipated that Wells REIT will pay (i) for planning and coordinating the construction of tenant directed improvements, that portion of lease concessions for tenant directed improvements as is specified in the lease or lease renewal, subject to a limit of 5% of such lease concessions, and (ii) for other construction management services, a construction management fee to be determined and agreed to in an appropriate contract amendment.

The 2005 Property Management Agreement has a one-year term and automatically renews unless either side gives notice of its intent not to renew. In addition, either party may terminate the 2005 Property Management Agreement upon 60 days written notice.

Under the 2005 Asset Advisory Agreement, the 2005 Acquisition Advisory Agreement and the 2005 Property Management Agreement, Wells REIT is required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee related expenses such as taxes, insurance, and benefits of employees of the service provider who are directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for such employee related expenses may not exceed $8,240,000 in the aggregate during any fiscal year.

Economic Dependency

Wells REIT has engaged Wells Management and Wells Capital to provide asset management and advisory services, to supervise the management and leasing of properties owned by Wells REIT, and to assume various other administrative responsibilities for Wells REIT including accounting services, shareholder communications, and investor relations. As a result of these relationships, Wells REIT is dependent upon Wells Management, Wells Capital and other affiliates of Wells Capital to provide certain services which are essential to Wells REIT including certain asset management and property management services, asset acquisition and disposition services and other administrative responsibilities under agreements, all of which have terms of one year.

Wells Capital and Wells Management are both owned and controlled by Wells Real Estate Funds (“WREF”). The operations of Wells Capital, Wells Management and WIS represent substantially all of the business of WREF. In light of their common ownership and their importance to WREF, Wells REIT focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells REIT might be required to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WREF on a consolidated basis exceeded operating expenses by approximately $5.8 million, and WREF is also expecting revenues to exceed expenses during 2005. For the year ended December 31, 2004, operating expenses for WREF exceeded operating revenues by $11.6 million. WREF believes it has adequate cash availability from funds on hand and in order to meet its obligations. In the first two quarters of 2004, WREF incurred net losses primarily as a result of revenues from acquisition, advisory, asset management services and property management services being less than the costs to provide such services. In planning for 2004, WREF anticipated it would incur short-term losses and reserved adequate funds to cover any shortfall in revenues due to the fact that Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”), another sponsored product of WREF, was a new product that would generate revenues to WREF significantly less than those realized in 2003.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT, Wells Capital, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I (“Wells Fund I”), and Wells Fund I’s general partners, Wells Capital and Leo F. Wells, III, who is the president and a director of Wells REIT, as well as Wells Management and WIS (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the general partners, WIS, and Wells Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the general partners and Wells Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the general partners and Wells Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 9, 2002. The Complaint alleges, among other things, that the general partners breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the general partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the general partners of Wells Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Fund I. On January 28, 2005, the defendants filed motions to dismiss the plantiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, WIS, and Mr. Wells to fulfill their duties under the agreements and relationships they have with us.

11. TRANSACTIONS WITH WELLS CAPITAL, WELLS MANAGEMENT

Advisory Agreement

During the years ended December 31, 2004, 2003 and 2002, Wells REIT maintained an Advisory Agreement with Wells Capital, which entitled Wells Capital to specified fees in consideration for certain services with regard to the offering of shares to the public and investment of funds in real estate projects.

Under the terms of the Advisory Agreement, Wells REIT was required to pay Wells Capital the following for services rendered:

•	Acquisition and advisory fees and acquisition expenses of 3.5% of gross offering proceeds, subject to certain limitations;

•	Reimbursement of organization and offering costs paid by Wells Capital on behalf of Wells REIT, not to exceed 3% of gross offering proceeds;

•	For any property sold by Wells REIT, a disposition fee of the lesser of 50% of a competitive real estate commission or 3.0% of the sales price of the property, subordinated to the payment of dividends to stockholders equal to the sum of the stockholders’ invested capital plus an 8% return on invested capital;

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

Acquisition and advisory fees and acquisition expenses, as well as organizational and offering costs are shown below for the periods presented (in thousands):

	Year Ended December 31,
	2004	2003	2002
Acquisition and advisory fees & acquisition expenses	$6,759	$87,300	$46,400
Organizational and offering costs	$757	$21,500	$20,500

Wells REIT incurred no disposition, incentive or listing fees during the years ended December 31, 2004, 2003 or 2002.

Wells Capital agreed to reduce acquisition and advisory fees by the amounts attributable to shares redeemed pursuant to the share redemption program, as shown below for the periods presented (in thousands):

	Year Ended December 31,
	2004	2003	2002
Redemptions	$97,115	$43,690	$15,362
Reduction of acquisition & advisory fee	$3,388	$1,529	$538

Administrative Services Reimbursement

Wells REIT has no direct employees. Under the terms of various agreements with Wells REIT, Wells Capital and Wells Management billed Wells REIT for their services based on time spent by administrative personnel to perform a variety of services outlined in the various agreements. These expenses are included in general and administrative expenses in the consolidated statements of income. These expenses totaled $8.4 million, $3.9 million, and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Asset and Property Management Agreement

During the years ended December 31, 2004, 2003 and 2002, Wells REIT entered into various agreements with Wells Management related to asset and property management services. Over this period, Wells REIT generally paid fees to Wells Management an amount equal to 4.5% of gross revenues on properties owned by Wells REIT. These expenses totaled $23.1 million, $13.3 million, and $4.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Dealer Manager Agreement

During the years ended December 31, 2004, 2003 and 2002, Wells REIT maintained a dealer manager agreement with WIS, whereby WIS performed dealer manager services for offerings of Wells REIT during its four public offerings. For these services, WIS earned selling commissions of approximately 7% of the gross proceeds from the sale of the shares of Wells REIT, the majority of which were reallowed to participating broker-dealers. Once the fourth offering was closed, Wells REIT lowered the selling commissions paid to WIS to 5% of gross dividend reinvestment proceeds raised. The amount of such commissions is shown below for the periods presented (in thousands):

	2004	2003	2002
Commissions	$10,947	$177,600	$94,200
Portion of commissions reallowed	In excess of 99%	In excess of 99%	In excess of 99%

Additionally, WIS earned a dealer manager fee of 2.5% of the gross offering proceeds at the time the shares were sold under the four public offerings. Once the fourth offering closed, Wells REIT eliminated the 2.5% dealer manager fee. Under the dealer manager agreement, up to 1.5% of gross offering proceeds was potentially reallowed to participating broker-dealers. In addition, until the fourth offering closed, WIS refunded the 2.5% dealer manager fee for shares redeemed under the Share Redemption Program. The amount of these fees, reductions, and reallowances is shown below for the periods presented (in thousands):

	2004	2003	2002
Dealer manager fees	$2,322	$63,400	$33,500
Reallowance of fees to broker dealers	$1,259	$29,600	$14,600
Fees refunded related to share redemption	$0	$1,100	$400

12. DUE FROM AFFILIATES

Substantially all of the amounts due from affiliates included in the consolidated balance sheets at December 31, 2004 and 2003 represent Wells REIT’s share of the cash to be distributed from its unconsolidated joint venture investments. Amounts outstanding as of December 31, 2004 and 2003 were as follows (in thousands):

	December 31,
	2004	2003
Fund XII and REIT Joint Venture	$704	$684
Fund XIII and REIT Joint Venture	596	1,146
Wells/Fremont Associates	130	170
Fund IX, X, XI and REIT Joint Venture	28	35
Affiliates of Wells Capital	21	541
Fund XI, XII and REIT Joint Venture	—	452
Fund VIII, IX and REIT Joint Venture	—	44
Wells/Orange County Associates	—	—

	$1,479	$3,072

13. OPERATING LEASES

Virtually all of Wells REIT’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease term, options for early termination after paying a specified penalty, and other terms and conditions as negotiated. Wells REIT retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk is limited to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the consolidated balance sheets.

Wells REIT’s tenants are generally of “investment grade” quality and there are no significant concentrations of credit risk within any particular tenant or any industry. Wells REIT’s properties are located in 26 states and the District of Columbia. As of December 31, 2004, approximately 18.4% and 17.5% of Wells REIT’s total real estate assets are located in metropolitan Chicago and metropolitan Washington, D.C., respectively.

The future minimum rental income from Wells REIT’s investment in real estate assets under non-cancelable operating leases, excluding properties under development, at December 31, 2004 is as follows (in thousands):

Amount
Year ending December 31:
2005	$456,910
2006	448,123
2007	435,601
2008	416,296
2009	390,278
Thereafter	1,208,187

Total	$3,355,395

14. QUARTERLY RESULTS (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003, in thousands, except per share data:

	2004
	First	Second	Third	Fourth
Revenues (1)	$151,736	$160,662	$153,493	$156,201
Discontinued operations	$385	$11,905	—	—
Net income	$52,624	$65,045	$44,066	$47,987
Basic and diluted earnings per share (2)	$0.11	$0.14	$0.09	$0.10
Dividends per share (2)	$0.18	$0.18	$0.18	$0.18

	2003
	First	Second	Third	Fourth
Revenues (1)	$62,026	$84,680	$106,075	$124,774
Discontinued operations	385	249	269	143
Net income	$24,364	$27,985	$33,820	$34,516
Basic and diluted earnings per share (2)	$0.10	$0.10	$0.10	$0.08
Dividends per share (2)	$0.18	$0.18	$0.18	$0.18

(1)	Through the first quarter 2004, Wells REIT reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in the consolidated statement of operations. In the second quarter 2004, Wells REIT began presenting this amortization as amortization expense in its consolidated statements of operations, and has reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in net income as previously reported.

(2)	The totals of the four quarterly amounts for the years ended December 31, 2004, and 2003, do not equal the totals for the years then ended. This difference results from rounding differences between quarters.

15. SUBSEQUENT EVENTS

Sale of Portfolio of Real Estate Assets

On February 25, 2005, Wells REIT, along with various Wells-affiliated entities, entered into a definitive purchase and sale agreement (“Agreement”) to sell 27 properties from our existing portfolio for a gross sale price of $786.0 million, excluding closing costs and brokerage fees, to Lexington Corporate Properties Trust (“Purchaser”), an unaffiliated third-party. Wells REIT’s share of the $786.0 million in gross sales price is approximately $760.3. The Agreement contemplates the closing of this transaction to occur no earlier than March 25, 2005 (the “Primary Closing Date”). Both the Purchaser and the selling entities have the right under the Agreement, however, to extend the Primary Closing Date until no later than April 29, 2005, if one or more conditions for a property or properties are not satisfied, by giving written notice to the other party no later than March 22, 2005. While the Agreement contemplates the sale of 27 properties, in order for the sale to be consummated, a number of conditions relating to each property must be satisfied. Accordingly, both the timing of the property closings and the actual number of properties to ultimately be sold to the Purchaser pursuant to the Agreement is unclear at this time. There are still a significant number of conditions required to be satisfied with respect to the properties included in this transaction. In addition, the sole remedy against the Purchaser for failure to close is a forfeiture of the earnest money under the Agreement. Accordingly, there are no assurances all conditions relating to all 27 properties can be satisfied prior to the outside closing date, or that the Purchaser will actually perform under the Agreement and close this anticipated transaction. Wells REIT’s net book value of the properties is approximately $566.7 million. Wells REIT’s share of the gain to be recorded upon the close of the potential transaction, exclusive of closing costs, is estimated at approximately $193.6 million.

In accordance with the terms of the current Asset Management Advisory Agreement with Wells Management, Wells REIT’s Asset Advisor, in the event that Wells Management provides substantial services in connection with the sale of properties, as determined and approved by Wells REIT’s board of directors, Wells REIT may be required to pay Wells Management a subordinated disposition fee equal to the lesser of one-half of the market-based real estate commission or 3.0% of the sale price of such properties, contingent upon our stockholders having first received total dividends in an amount equal to the sum of all of the capital the stockholders have invested in Wells REIT (reduced by prior dividends attributable to net sales proceeds) plus an amount sufficient to provide the stockholders with an annualized, noncumulative return of 8.0% (the “Subordinated Conditions”). While this fee may be in addition to real estate commissions paid to third parties, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of the properties or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the properties.

On February 21, 2005, the board of directors of Wells REIT approved a subordinated disposition fee of 0.33% of the gross sale price of the properties sold to be paid to Wells Management as a result of the closing of this transaction. Since the Subordinated Conditions have not been met at this time, this fee will not be paid at closing but will be paid only in the event and at the time that the Subordinated Conditions are satisfied in accordance with the terms of the Asset Management Advisory Agreement.

Revisions to the Dividend Reinvestment Plan

On February 21, 2005, the board of directors of Wells REIT approved an amendment to the dividend reinvestment plan effective for dividends declared and paid after March 10, 2005, to clarify that distributions attributable to net sales proceeds will be excluded from dividends which may be reinvested in shares under the dividend reinvestment plan. Accordingly, in the event that proceeds attributable to the potential sale transaction described above are distributed to stockholders as a special distribution, such amounts may not be reinvested in shares of Wells REIT pursuant to its dividend reinvestment plan.

Revisions to the Share Redemption Program

On February 23, 2005, the board of directors of Wells REIT approved the following revisions to the current share redemption program effective for redemptions of shares beginning in March 2005: (i) an increase to the limit of the number of shares that can be redeemed in 2005 from 3.0% of the weighted-average number of shares outstanding during the prior calendar year to 5.0% of the weighted-average number of shares outstanding during the prior calendar year; (ii) a decrease in the percentage of funds to be reserved in calendar year 2005 for (a) redemptions upon the death of a stockholder, and (b) redemptions for certain stockholders to satisfy required minimum distribution requirements as set forth under Sections 401(a)(9), 403(b)(10), 408(a)(6), 408(b)(3), and 408(A)(c)(5) of the Internal Revenue Code from 20% to 15% of the amount available for redemption; and (iii) the price at which shares will be redeemed will be reduced by any amounts previously distributed to stockholders which were attributable to net sales proceeds from the sale of Wells REIT’s properties.

Extension of Line of Credit

On March 4, 2005, Wells REIT extended its $50 Million Secured Line of Credit, originally maturing in June 2005, through June 2006. In addition to extending the maturity of the facility, the borrowing base properties (Experian/TRW Building, Kraft Atlanta Building, and IKON Building) were replaced by the Cingular Atlanta Building. All other material terms of the facility, such as interest rate and covenant restrictions, remain unchanged from the terms of the facility at December 31, 2004.

Dividend Declaration

On March 9, 2005, the board of directors of Wells REIT declared dividends for the first quarter of 2005 in the amount of $0.175 (17.5 cents) per share on our outstanding common stock to all stockholders of record of such shares as shown on our books at the close of business on March 15, 2005.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Thousands of dollars)

	Balance at Beginning of Period	Additions		Deductions	Balance At End Of Period
		Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs and Reclassifications
December 31, 2004
Allowances deducted from assets to which they apply
Allowances for doubtful accounts	$444	600	—	—	$1,044

December 31, 2003
Allowances deducted from assets to which they apply
Allowances for doubtful accounts	$0	444	—	—	$444

December 31, 2002
Allowances deducted from assets to which they apply
Allowances for doubtful accounts	$0	—	—	—	$0

Wells Real Estate Investment Trust, Inc.

Schedule III - Real Estate Assets and Accumulated Depreciation

December 31, 2004

(in thousands)

Description	Location	Ownership Percentage	Encumbrances	Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2004			Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (i)
				Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
AT&T PENNSYLVANIA	Harrisburg, PA	100	None	$662	$11,836	$12,498	$676	$690	$12,484	$13,174	$2,698	1998	2/4/1999	0 to 40 years
MATSUSHITA	Lake Forest, CA	100	None	4,577	0	4,577	13,965	4,768	13,774	18,542	5,014	1999	3/15/1999	0 to 40 years
ALSTOM POWER RICHMOND	Midlothian, VA	100	None	948	0	948	9,963	988	9,923	10,911	2,667	1999	7/22/1999	0 to 40 years
VIDEOJET TECHNOLOGY	Wood Dale, IL	100	None	5,000	28,162	33,162	1,381	5,208	29,335	34,543	5,765	1991	9/10/1999	0 to 40 years
CINEMARK	Plano, TX	100	None	1,456	20,377	21,833	908	1,517	21,224	22,741	3,961	1999	12/21/1999	0 to 40 years
METRIS TULSA	Tulsa, OK	100	None	1,150	11,570	12,720	541	1,198	12,063	13,261	2,169	2000	2/11/2000	0 to 40 years
DIAL	Scottsdale, AZ	100	None	3,500	10,785	14,285	602	3,646	11,241	14,887	1,984	1997	3/29/2000	0 to 40 years
ASML	Tempe, AZ	100	(j)	0	17,393	17,393	731	0	18,124	18,124	3,189	1995	3/29/2000	0 to 40 years
MOTOROLA TEMPE	Tempe, AZ	100	(j)	0	16,036	16,036	679	0	16,715	16,715	2,947	1998	3/29/2000	0 to 40 years
AVNET	Tempe, AZ	100	(j)	0	13,272	13,272	551	0	13,823	13,823	2,299	2000	6/12/2000	0 to 40 years
DELPHI	Troy, MI	100	None	2,160	16,776	18,936	1,811	2,250	18,497	20,747	3,491	2000	6/29/2000	0 to 40 years
MOTOROLA PLAINFIELD	South Plainfield, NJ	100	None	9,653	20,495	30,148	5,857	10,055	25,950	36,005	5,690	2000	11/1/2000	0 to 40 years
STONE & WEBSTER	Houston, TX	100	None	7,100	37,915	45,015	1,905	7,396	39,524	46,920	5,782	1994	12/21/2000	0 to 40 years
METRIS MINNESOTA	Minnetonka, MN	100	None	7,700	45,154	52,854	6,374	8,021	51,207	59,228	7,016	2000	12/21/2000	0 to 40 years
STATE STREET	Quincy, MA	100	20,200	11,042	40,666	51,708	2,176	11,042	42,842	53,884	5,529	1990	7/30/2001	0 to 40 years
IKON	Houston, TX	100	(b)	2,847	18,793	21,640	0	2,847	18,793	21,640	2,206	2000	9/7/2001	0 to 40 years
NISSAN	Irving, TX	100	None	5,546	0	5,546	32,973	5,795	32,724	38,519	2,568	2002	9/19/2001	0 to 40 years
INGRAM MICRO	Millington, TN	100	22,000 (c)	333	21,590	21,923	0	333	21,590	21,923	2,539	1997	9/26/2001	0 to 40 years
LUCENT	Cary, NC	100	None	7,276	11,485	18,760	0	7,276	11,485	18,760	1,348	2000	9/28/2001	0 to 40 years
CONVERGYS	Tamarac, FL	100	None	3,642	10,404	14,047	0	3,642	10,404	14,047	1,119	2001	12/21/2001	0 to 40 years
WINDY POINT I	Schaumburg, IL	100	None	4,537	31,847	36,384	0	4,537	31,847	36,384	3,420	1999	12/31/2001	0 to 40 years
WINDY POINT II	Schaumburg, IL	100	None	3,746	55,026	58,772	0	3,746	55,026	58,772	5,913	2001	12/31/2001	0 to 40 years
VERTEX SARASOTA	Sarasota, FL	100	None	1,767	20,533	22,301	1,224	2,203	21,321	23,525	2,192	1999	1/11/2002	0 to 40 years
TRANSOCEAN HOUSTON	Houston, TX	100	None	879	22,049	22,928	0	879	22,049	22,928	2,154	1999	3/15/2002	0 to 40 years
NOVARTIS ATLANTA	Duluth, GA	100	None	2,080	13,572	15,653	0	2,080	13,572	15,653	1,325	2001	3/28/2002	0 to 40 years
DANA DETROIT	Farmington Hills, MI	100	None	2,298	22,583	24,881	3	2,298	22,586	24,884	2,205	1999	3/29/2002	0 to 40 years
DANA KALAMAZOO	Kalamazoo, MI	100	None	1,002	18,250	19,253	3	1,002	18,253	19,256	1,949	1999	3/29/002	0 to 40 years
TRAVELERS EXPRESS DENVER	Lakewood, CO	100	None	1,548	9,446	10,993	0	1,548	9,446	10,993	891	2002	4/10/2002	0 to 40 years
AGILENT ATLANTA	Alpharetta, GA	100	None	1,561	14,207	15,768	0	1,561	14,207	15,768	1,339	2001	4/18/2002	0 to 40 years
BELLSOUTH FT. LAUDERDALE	Ft. Lauderdale, FL	100	(j)	0	7,172	7,172	0	0	7,172	7,172	676	2001	4/18/2002	0 to 40 years
EXPERIAN/TRW	Allen, TX	100	(b)	4,163	32,985	37,147	0	4,163	32,985	37,147	3,002	1982	5/1/2002	0 to 40 years
AGILENT BOSTON	Boxborough, MA	100	None	3,642	29,497	33,140	3,378	3,642	32,875	36,518	3,432	2002	5/3/2002	0 to 40 years
TRW DENVER	Aurora, CO	100	None	1,397	20,568	21,964	5,078	1,397	25,646	27,042	3,963	1997	5/29/2002	0 to 40 years
MFS PHOENIX	Phoenix, AZ	100	None	2,602	24,333	26,935	11	2,602	24,344	26,945	2,134	2001	6/4/2002	0 to 40 years
ISS ATLANTA	Atlanta, GA	100	32,500 (d)	2,810	39,614	42,424	0	2,810	39,614	42,424	3,344	2001	7/1/2002	0 to 40 years
PACIFICARE SAN ANTONIO	San Antonio, TX	100	None	2,550	12,738	15,288	0	2,550	12,738	15,288	1,075	2000	7/12/2002	0 to 40 years
KERR MCGEE	Houston, TX	100	None	1,738	0	1,738	12,344	2,205	11,877	14,082	739	2003	7/29/2002	0 to 40 years
BMG DIRECT GREENVILLE	Duncan, SC	100	None	1,002	15,709	16,711	9	1,002	15,718	16,720	1,327	1987	7/31/2002	0 to 40 years
BMG MUSIC GREENVILLE	Duncan, SC	100	None	663	10,914	11,577	0	663	10,914	11,577	912	1987	7/31/2002	0 to 40 years
KRAFT ATLANTA	Suwanee, GA	100	(b)	2,810	9,341	12,151	0	2,810	9,341	12,151	758	2001	7/31/2002	0 to 40 years
NOKIA DALLAS I	Irving, TX	100	None	3,157	38,447	41,604	4	3,157	38,451	41,608	3,119	1999	8/15/2002	0 to 40 years
NOKIA DALLAS II	Irving, TX	100	None	3,157	38,447	41,604	4	3,157	38,451	41,608	3,119	1999	8/15/2002	0 to 40 years
NOKIA DALLAS III	Irving, TX	100	None	3,157	38,447	41,604	4	3,157	38,451	41,608	3,119	1999	8/15/2002	0 to 40 years
HARCOURT AUSTIN	Austin, TX	100	16,500	6,098	34,492	40,591	0	6,098	34,492	40,591	2,798	2001	8/15/2002	0 to 40 years
AMERICREDIT PHOENIX	Chandler, AZ	100	None	2,632	0	2,632	22,573	2,779	22,426	25,205	1,583	2003	9/12/2002	0 to 40 years
IRS LONG ISLAND	Holtsville, NY	100	None	4,375	48,213	52,587	1,027	4,376	49,238	53,614	6,963	2000	9/16/2002	0 to 40 years
KEYBANK PARSIPPANY	Parsippany, NJ	100	42,700	9,054	96,722	105,776	20	9,054	96,743	105,796	7,531	1985	9/27/2002	0 to 40 years
FEDEX COLORADO SPRINGS	Colorado Springs, CO	100	None	2,185	24,964	27,149	5	2,185	24,969	27,154	1,943	2001	9/27/2002	0 to 40 years
EDS DES MOINES	Des Moines, IA	100	None	885	26,774	27,659	0	885	26,774	27,659	2,083	2002	9/27/2002	0 to 40 years
INTUIT DALLAS	Plano, TX	100	None	3,153	24,602	27,755	4	3,153	24,606	27,759	1,915	2001	9/27/2002	0 to 40 years
ALLSTATE INDIANAPOLIS	Indianapolis, IN	100	None	1,327	10,071	11,398	0	1,327	10,071	11,398	784	2001	9/27/2002	0 to 40 years
DAIMLER CHRYSLER DALLAS	Westlake, TX	100	None	2,689	23,494	26,183	24	2,689	23,518	26,207	1,829	2001	9/30/2002	0 to 40 years
NASA	Washington, DC	100	105,800	52,711	202,702	255,412	2,294	52,711	204,996	257,706	14,429	1991	11/22/2002	0 to 40 years
OCC	Washington, DC	100	57,800	29,765	104,815	134,580	1,278	30,562	105,296	135,858	7,467	1991	11/22/2002	0 to 40 years
CATERPILLAR NASHVILLE	Nashville, TN	100	26,800	4,908	59,010	63,918	2,430	5,101	61,247	66,348	4,331	2000	11/26/2002	0 to 40 years
CAPITAL ONE RICHMOND I	Glen Allen, VA	100	None	460	8,342	8,802	188	479	8,511	8,990	636	1999	11/26/2002	0 to 40 years
CAPITAL ONE RICHMOND II	Glen Allen, VA	100	None	1,305	8,620	9,925	540	1,358	9,107	10,465	745	1999	11/26/2002	0 to 40 years
CAPITAL ONE RICHMOND III	Glen Allen, VA	100	None	1,090	8,838	9,928	446	1,135	9,240	10,374	695	1999	11/26/2002	0 to 40 years
NESTLE LOS ANGELES	Glendale, CA	100	None	23,605	136,284	159,889	300	23,608	136,582	160,189	9,289	1990	12/20/2002	0 to 40 years
EASTPOINT INDIANAPOLIS	Mayfield Heights, OH	100	(a)	2,720	20,263	22,983	1,826	2,720	22,090	24,810	1,640	2000	1/9/2003	0 to 40 years
150 WEST JEFFERSON	Detroit, MI	100	None	9,759	88,364	98,123	2,150	9,759	91,350	100,273	5,714	1989	3/31/2003	0 to 40 years

Wells Real Estate Investment Trust, Inc.

Schedule III - Real Estate Assets and Accumulated Depreciation

December 31, 2004

(in thousands)

Description	Location	Ownership Percentage	Encumbrances		Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2004			Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (i)
					Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
CITICORP ENGLEWOOD CLIFFS, NJ	Englewood Cliffs, NJ	100	29,300		$10,424	$61,319	$71,744	$2,045	$10,803	$62,986	$73,789	$3,446	1953	4/30/2003	0 to 40 years
US BANCORP MINNEAPOLIS	Minneapolis, MN	100	None		11,138	175,628	186,766	577	11,138	176,205	187,343	9,133	2000	5/1/2003	0 to 40 years
AON CENTER CHICAGO	Chicago, IL	100	200,000		23,267	472,489	495,756	27,455	23,966	499,246	523,211	26,024	1972	5/9/2003	0 to 40 years
GMAC DETROIT	Auburn Hills, MI	100	None		1,978	16,570	18,548	1,279	1,978	17,849	19,827	863	2001	5/9/2003	0 to 40 years
IBM RESTON I	Reston, VA	100	None		2,711	17,890	20,601	521	2,711	18,411	21,122	1,271	1985	6/27/2003	0 to 40 years
TELLABS RESTON	Reston, VA	100	None		1,218	8,038	9,256	269	1,218	8,307	9,525	798	1984	6/27/2003	0 to 40 years
ISS ATLANTA III	Atlanta, GA	100	10,000	(e)	989	7,830	8,819	0	989	7,830	8,819	477	2003	7/1/2003	0 to 40 years
LOCKHEED MARTIN ROCKVILLE I	Rockville, MD	100	None		3,019	21,984	25,002	(435)	3,019	21,548	24,567	1,997	1985	7/30/2003	0 to 40 years
LOCKHEED MARTIN ROCKVILLE II	Rockville, MD	100	None		3,019	21,984	25,002	(435)	3,019	21,548	24,567	1,997	1985	7/30/2003	0 to 40 years
CINGULAR ATLANTA	Atlanta, GA	100	None		6,662	69,031	75,693	242	6,662	69,272	75,934	7,290	2000	8/1/2003	0 to 40 years
AVENTIS NORTHERN NEW JERSEY	Bridgewater, NJ	100	40,200		8,182	84,160	92,342	1,773	8,328	85,787	94,115	6,650	2002	8/14/2003	0 to 40 years
APPLERA PASADENA	Pasadena, CA	100	None		6,495	30,265	36,760	1,009	6,495	31,274	37,770	3,136	2001	8/22/2003	0 to 40 years
CONTINENTAL CASUALTY ORANGE COUNTY	Brea, CA	100	10,700		7,110	15,600	22,710	397	7,110	15,997	23,107	1,173	2003	8/29/2003	0 to 40 years
POLO RALPH LAUREN NEWARK	Lyndhurst, NJ	100	None		6,974	38,714	45,689	495	6,974	39,210	46,184	4,306	1986	9/5/2003	0 to 40 years
1901 MAIN STREET IRVINE	Irvine, CA	100	None		6,246	36,455	42,700	17	6,246	36,471	42,717	3,024	2001	9/17/2003	0 to 40 years
IBM RHIEN PORTLAND	Beaverton, OR	100	None		1,015	6,425	7,440	99	1,015	6,524	7,539	424	1988	10/9/2003	0 to 40 years
IBM DESCHUTES PORTLAND	Beaverton, OR	100	None		1,072	6,361	7,433	114	1,072	6,474	7,546	504	1989	10/9/2003	0 to 40 years
IBM WILLIAMETTE PORTLAND	Beaverton, OR	100	None		1,085	6,211	7,296	100	1,085	6,311	7,396	600	1990	10/9/2003	0 to 40 years
1345 BURLINGTON DRIVE PORTLAND	Beaverton, OR	100	None		1,546	7,630	9,176	2,130	1,546	9,760	11,306	267	1999	10/9/2003	0 to 40 years
15757 JAY STREET PORTLAND	Beaverton, OR	100	None		499	427	925	0	499	427	925	15	1979	10/9/2003	0 to 40 years
IBM PORTLAND LAND PARCELS	Beaverton, OR	100	None		5,522	0	5,522	(2,287)	3,235	0	3,235	0	N/A	10/9/2003	0 to 40 years
LEO BURNETT CHICAGO (f)	Chicago, Il	95	120,000		54,949	218,757	273,706	27,199	55,116	245,788	300,905	15,198	1989	11/6/2003	0 to 40 years
4250 N FAIRFAX ARLINGTON	Arlington, VA	100	None		13,636	70,918	84,554	4,310	13,636	75,227	88,864	2,950	1998	11/19/2003	0 to 40 years
400 VIRGINIA AVENUE	Washington, DC	100	None		22,146	49,739	71,886	1,545	22,146	51,284	73,431	3,165	1985	11/19/2003	0 to 40 years
US PARK SERVICE (g)	Washington, DC	50	67,561		31,985	63,140	95,124	7,120	31,985	70,259	102,244	3,331	2001	11/19/2003	0 to 40 years
1225 EYE STREET (h)	Washington, DC	50	47,607		21,959	47,601	69,560	1,664	21,959	49,265	71,224	2,815	1985	11/19/2003	0 to 40 years
BOEING SEATTLE	Issaquah, WA	100	None		4,351	25,899	30,250	41	4,351	25,940	30,291	4,063	2001	12/10/2003	0 to 40 years
BANK OF AMERICA	Brea, CA	100	None		9,785	82,945	92,730	199	15,302	77,627	92,929	6,172	1983	12/18/2003	0 to 40 years
1901 MARKET STREET PHILADELPHIA	Philadelphia, PA	100	160,000		13,584	166,682	180,267	137	20,829	159,575	180,404	5,268	1990	12/18/2003	0 to 40 years
60 BROAD STREET NEW YORK	New York, NY	100	None		32,522	168,986	201,508	4,704	60,708	145,504	206,213	8,118	1962	12/31/2003	0 to 40 years
1414 MASSACHUSSETS AVENUE	Cambridge, MA	100	(a	)	4,210	35,821	40,031	1,757	4,365	37,423	41,788	1,386	1873	1/8/2004	0 to 40 years
FRANK RUSSELL	Tacoma, WA	100	(a	)	2,600	42,683	45,283	1,342	2,664	43,960	46,625	1,504	1988	1/9/2004	0 to 40 years
ONE BRATTLE SQUARE	Cambridge, MA	100	26,906		6,974	64,939	71,913	356	6,974	65,295	72,269	5,140	1991	2/26/2004	0 to 40 years
MERCK NEW JERSEY	Lebanon, NJ	100	12,984		3,934	0	3,934	9,966	3,934	9,966	13,899	0	2004	3/16/2004	0 to 40 years
1075 WEST ENTRANCE	Auburn Hills, MI	100	14,413		5,200	22,957	28,157	0	5,200	22,957	28,157	429	2001	7/7/2004	0 to 40 years
GARTNER PARKING DECK	Ft. Myers, FL	100	None		933	0	933	0	933	0	933	0	2004	9/30/2004	0 to 40 years
CITIGROUP FORT MILL	Fort Mill, SC	100	None		2,994	0	2,994	638	2,994	638	3,632	0	2004	10/28/2004	0 to 40 years
3100 CLARENDON BOULEVARD	Arlington, VA	100	33,500		11,700	69,705	81,405	0	11,700	69,705	81,405	122	1986	12/9/2004	0 to 40 years
SHADY GROVE V	Rockville, MD	100	None		3,730	16,608	20,338	0	3,730	16,608	20,338	28	1982	12/29/2004	0 to 40 years

Total - REIT Properties					$642,939	$4,057,398	$4,700,337	$234,600	$687,451	$4,248,322	$4,935,773	327,544

ALSTOM POWER KNOXVILLE	Knoxville, TN	4	None		583	744	1,327	6,990	608	7,709	8,317	3,005	1997	3/26/1997	0 to 40 years
AVAYA	Oklahoma City, OK	4	None		1,003	4,386	5,389	242	1,051	4,580	5,631	1,166	1998	6/24/1998	0 to 40 years
OHMEDA	Louisville, CO	4	None		2,614	7,762	10,376	528	2,747	8,158	10,904	2,184	1998	2/13/1998	0 to 40 years
INTERLOCKEN	Broomfield, CO	4	None		1,570	6,734	8,304	948	1,650	7,601	9,251	1,947	1996	3/20/1998	0 to 40 years
IOMEGA	Ogden, UT	4	None		597	4,675	5,272	876	642	5,506	6,148	1,360	1998	7/1/1998	0 to 40 years
FAIRCHILD	Fremont, CA	78	None		2,130	6,853	8,983	374	2,219	7,138	9,357	1,793	1998	7/21/1998	0 to 40 years
111 SOUTH CHASE BLVD	Fountain Inn, SC	57	None		330	4,792	5,122	228	344	5,006	5,350	1,094	1998	5/18/1999	0 to 40 years
SPRINT	Leawood, KS	57	None		1,696	7,851	9,547	411	1,767	8,191	9,958	1,729	1998	7/2/1999	0 to 40 years
GARTNER	Ft. Myers, FL	57	None		896	7,452	8,348	816	933	8,230	9,163	1,604	1998	9/20/1999	0 to 40 years
SIEMENS	Troy, MI	55	None		2,144	9,984	12,128	2,760	2,233	12,655	14,888	2,782	2000	5/10/2000	0 to 40 years
AT&T OKLAHOMA	Oklahoma City, OK	55	None		2,100	13,233	15,333	640	2,188	13,786	15,973	2,138	1998	12/28/2000	0 to 40 years
COMDATA	Brentwood, TN	55	None		4,300	20,702	25,002	1,200	4,479	21,723	26,202	2,987	1986	5/15/2001	0 to 40 years
AMERICREDIT	Orange Park, FL	72	None		1,610	10,931	12,541	522	1,677	11,386	13,063	1,502	2001	7/16/2001	0 to 40 years
ADIC	Parker, CO	72	None		1,954	11,216	13,170	542	2,048	11,664	13,712	1,345	2001	12/21/2001	0 to 40 years
JOHN WILEY INDIANAPOLIS	Fishers, IN	72	None		1,300	15,042	16,342	1,968	1,354	16,957	18,310	1,853	1999	12/12/2002	0 to 40 years
AIU CHICAGO	Hoffman Estate, IL	72	None		600	22,682	23,282	1,471	624	24,129	24,753	2,147	1999	9/19/2003	0 to 40 years

Total - JV Properties					$25,426	$155,039	$180,465	$20,518	$26,563	$174,420	$200,983	$30,637

Total - All Properties					$668,365	$4,212,437	$4,880,802	$255,118	$714,014	$4,422,742	$5,136,756	$358,181

Wells Real Estate Investment Trust, Inc.

Schedule III - Real Estate Assets and Accumulated Depreciation

December 31, 2004

(in thousands)

(a)	These properties collateralize the $85.0 million SouthTrust Bank line of credit that accrues interest at LIBOR plus 150 basis points (3.91% at December 31,2004). $9.5 million was outstanding as of 12/31/2004.
(b)	These properties collateralize the $50 million Bank of America line of credit that accrues interest at LIBOR plus 175 basis points (4.16% at December 31,2004). $0 was outstanding as of 12/31/2004.
(c)	As a result of the acquisition of Ingram Micro, Wells REIT I acquired investments in bonds and certain obligations under capital leases in the amount of $22.0 million.
(d)	As a result of the acquisition of ISS Atlanta, Wells REIT I acquired investments in bonds and certain obligations under capital leases in the amount of $32.5 million.
(e)	As a result of the acquisition of ISS Atlanta III, Wells REIT I acquired investments in bonds and certain obligations under capital leases in the amount of $10.0 million.
(f)	Wells REIT I acquired an approximate 95.01% interest in the Leo Burnett Chicago Building through two joint ventures. As the general partner, Wells REIT I is deemed to have control of the partnerships and, as such, consolidates the joint ventures.
(g)	Wells REIT I purchased all of the membership interest in 1201 Equity, LLC, which own a 49.5% membership interest in 1201 Eye Street, N.W. Associates, which owns the US Park Service Building. As a result of its ownership of 1201 Equity, LLC, Wells owns an approximate 49.5% in the US Park Service Building. As the controlling member, Wells REIT I is deemed to have control of the entities and, as such, consolidates the joint ventures.
(h)	Wells REIT I purchased all of the membership interest in 1225 Equity, LLC, which own a 49.5% membership interest in 1225 Eye Street, N.W. Associates, which owns the 1225 Eye Street Building. As a result of its ownership of 1225 Equity, LLC, Wells owns an approximate 49.5% in the 1225 Eye Street Building. As the controlling member, Wells REIT I is deemed to have control of the entities and, as such, consolidates the joint ventures.
(i)	Wells REIT I assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements and Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5 - 25 years, Land Improvements are depreciated over 20 - 25 years and Buildings are depreciated over 40 years.
(j)	Property is owned subject to a long-term ground lease.
(k)	These properties collateralize the $350.0 million secured pooled debt facility with Morgan Stanley that accrues interest at 4.84% and matures in June 2014.

Wells Real Estate Investment Trust, Inc.

Schedule III —Real Estate Assets and Accumulated Depreciation

December 31, 2004

(dollars in thousands)

	Cost	Accumulated Depreciation
Balance at December 31, 2001	$768,308	$37,785

2002 Additions	1,497,206	45,290

Balance at December 31, 2002	2,265,514	83,075

2003 Additions	2,500,389	125,778
2003 Dispostions	(6,852)	(915)

Balance at December 31, 2003	4,759,051	207,938

2004 Additions	417,556	157,074
2004 Dispositions	(39,851)	(6,831)

Balance at December 31, 2004	$5,136,756	$358,181