Form 10-K/A
period 2004-12-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2005-03-18
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to              to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Wells Real Estate Investment Trust, Inc. for the fiscal year ended December 31, 2004, which was originally filed on March 15, 2005, is being filed for the sole purpose of filing Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, which was inadvertently omitted from the original filing. All other information in the original Form 10-K remains unchanged.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March 2005.

Wells Real Estate Investment Trust, Inc. (Registrant)

By:	/s/ Leo F. Wells, III
Leo F. Wells, III
President, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date
/s/ Michael R. Buchanan	Independent Director	March 17, 2005
Michael R. Buchanan

/s/ Richard W. Carpenter	Independent Director	March 17, 2005
Richard W. Carpenter

/s/ Bud Carter	Independent Director	March 17, 2005
Bud Carter

/s/ Donald S. Moss	Independent Director	March 17, 2005
Donald S. Moss

/s/ Neil H. Strickland	Independent Director	March 17, 2005
Neil H. Strickland

/s/ Williams H. Keogler, Jr.	Independent Director	March 17, 2005
William H. Keogler, Jr.

/s/ Walter W. Sessoms	Independent Director	March 17, 2005
Walter W. Sessoms

/s/ W. Wayne Woody	Independent Director	March 17, 2005
W. Wayne Woody

/s/ Leo F. Wells, III	President and Director (Principal Executive Officer)	March 17, 2005
Leo F. Wells, III

/s/ Douglas P. Williams	Executive Vice President and Director (Principal Financial Officer)	March 17, 2005
Douglas P. Williams

EXHIBIT INDEX

Exhibit Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm