Form 10-Q
period 2005-03-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2005-05-09
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Number of shares outstanding of each of the registrant’s

classes of common stock, as of April 30, 2005:

Common Stock, par value $.01 per share: 463,810,245 shares

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

Forward-Looking Statements

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels and generate economies of scale over time;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our lease agreements;

•	Higher than expected property operating expenses, including property taxes, insurance, property management fees, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other defects or adverse conditions at our properties;

•	Our ability to invest stockholder proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Our potential need to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements and lease-up costs, out of operating cash flow;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing and refinancing as appropriate;

•	Our ability to pay amounts to our lenders before any distributions to our stockholders;

•	Increases in interest rates related to our variable rate debt;

•	Lender-required restrictive covenants relating to our operations, and our ability to satisfy such restrictions;

•	Possible limitations on our ability to borrow funds in the future that may result from our participation in the Section 1031 Exchange Program sponsored by affiliates of Wells Capital;

•	Future demand for our equity securities through our dividend reinvestment plan;

•	Potential changes to our share redemption program or dividend reinvestment plan;

•	The amount of redemptions or prices paid in future periods for redeemed shares under the share redemption program, as approved by our board of directors;

Other operational risks

•	Our reliance on third parties to appropriately manage our properties;

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Higher than expected administrative operating expenses, including expenses associated with operating as a public company;

•	Our ability to comply with any governmental, tax, real estate, environmental, and zoning laws and regulations, and the related costs of compliance; and

•	Our ability to generate sufficient cash flow from operations to be able to maintain our dividend yield as a percentage of our stockholders’ invested capital at its current level.

PART I.	FINANCIAL STATEMENTS

The information furnished in our accompanying consolidated balance sheets and consolidated statements of income, stockholders’ equity, and cash flows reflects all adjustments, that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months ended March 31, 2005, are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	March 31, 2005 (unaudited)	December 31, 2004
Assets:
Real estate assets, at cost:
Land	$619,319	$619,319
Buildings and improvements, less accumulated depreciation of $241,665 and $219,718 at March 31, 2005 and December 31, 2004, respectively	3,138,550	3,156,291
Intangible lease assets, less accumulated amortization of $70,009 and $56,922 at March 31, 2005 and December 31, 2004, respectively	274,393	287,481
Construction in progress	36,332	27,916
Assets held for sale, net	514,025	517,222

Total real estate assets	4,582,619	4,608,229

Investments in unconsolidated joint ventures	92,849	93,979
Cash and cash equivalents	45,967	40,412
Tenant receivables, net of allowance for doubtful accounts of $604 and $1,044 at March 31, 2005 and December 31, 2004, respectively	80,710	83,895
Due from affiliates	1,719	1,479
Prepaid expenses and other assets	18,713	13,503
Deferred financing costs, less accumulated amortization of $3,752 and $3,317 at March 31, 2005 and December 31, 2004, respectively	10,743	11,077
Deferred lease costs, less accumulated amortization of $32,869 and $26,541 at March 31, 2005 and December 31, 2004, respectively	178,929	184,260
Other assets held for sale, net	85,245	86,855

Total assets	$5,097,494	$5,123,689

Liabilities and Stockholders’ Equity:
Lines of credit and notes payable	$1,010,534	$890,182
Intangible lease liabilities, less accumulated amortization of $23,994 and $20,474 at March 31, 2005 and December 31, 2004, respectively	116,651	120,171
Accounts payable and accrued expenses	61,594	82,298
Due to affiliates	4,365	3,274
Dividends payable	12,791	12,730
Deferred rental income	26,116	32,468
Liabilities related to assets held for sale, net	64,765	64,780

Total liabilities	1,296,816	1,205,903

Commitments and Contingencies	—	—

Minority Interest	5,011	4,961

Redeemable Common Stock	141,578	225,955

Stockholders’ Equity:
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 900,000,000 shares authorized; 465,295,995 shares outstanding at March 31, 2005, and 473,486,397 shares outstanding at December 31, 2004	4,653	4,735
Additional paid-in capital	4,119,057	4,203,918
Cumulative distributions in excess of earnings	(328,114)	(295,914)
Redeemable common stock	(141,578)	(225,955)
Other comprehensive income	71	86

Total stockholders’ equity	3,654,089	3,686,870

Total liabilities and stockholders’ equity	$5,097,494	$5,123,689

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended March 31,
	2005	2004
Revenues:
Rental income	$110,632	$105,006
Tenant reimbursements	31,857	29,905
Lease termination income	794	72

	143,283	134,983
Expenses:
Property operating costs	44,804	42,951
Asset and property management fees:
Related party	5,716	4,271
Other	1,472	519
Depreciation	22,037	20,868
Amortization	16,078	13,808
General and administrative	3,922	3,151

	94,029	85,568

Real estate operating income	49,254	49,415

Other income (expense):
Interest expense	(10,672)	(6,584)
Interest and other income	460	146
Equity in income of unconsolidated joint ventures	1,395	1,138
Loss on extinguishment of debt	—	(367)

	(8,817)	(5,667)

Income from continuing operations before minority interest	40,437	43,748

Minority interest in earnings of consolidated entities	(143)	(126)

Income from continuing operations	40,294	43,622

Income from discontinued operations	10,429	9,002

Net income	$50,723	$52,624

Net income per common share—basic and diluted:
Net income from continuing operations—basic and diluted	$0.09	$0.09
Net income from discontinued operations—basic and diluted	$0.02	$0.02

Net income per common share—basic and diluted	$0.11	$0.11

Weighted-average shares outstanding: Basic and diluted	473,855,757	463,394,161

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2004

AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	465,050	$4,650	$4,138,017	$(180,261)	$—	$—	$3,962,406
Issuance of common stock	19,494	195	194,747	—	—	—	194,942
Redemptions of common stock	(9,711)	(97)	(97,018)	—	—	—	(97,115)
Dividends ($0.70 per share)	—	—	—	(325,375)	—	—	(325,375)
Commissions on stock sales and related dealer-manager fees	—	—	(17,617)	—	—	—	(17,617)
Other offering costs	—	—	(757)	—	—	—	(757)
Redeemable common stock	—	—	—	—	(225,955)	—	(225,955)
Shares repurchased upon settlement	(1,347)	(13)	(13,454)				(13,467)
Components of comprehensive income:
Net income	—	—	—	209,722	—	—	209,722
Change in value of interest rate swap	—	—	—	—	—	86	86

Comprehensive income							209,808

Balance, December 31, 2004	473,486	4,735	4,203,918	(295,914)	(225,955)	86	3,686,870

Issuance of common stock	4,760	48	47,547	—	—	—	47,595
Redemptions of common stock	(12,950)	(130)	(129,372)	—	—	—	(129,502)
Dividends ($0.18 per share)	—	—	—	(82,923)	—	—	(82,923)
Commissions on stock sales	—	—	(3,013)	—	—	—	(3,013)
Other offering costs	—	—	(23)	—	—	—	(23)
Redeemable common stock	—	—	—	—	84,377	—	84,377
Components of comprehensive income:
Net income	—	—	—	50,723	—	—	50,723
Change in value of interest rate swap	—	—	—	—	—	(15)	(15)

Comprehensive income							50,708

Balance, March 31, 2005	465,296	$4,653	$4,119,057	$(328,114)	$(141,578)	$71	$3,654,089

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three months ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income from continuing operations	$40,294	$43,622
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Equity in income of unconsolidated joint ventures	(1,395)	(1,138)
Minority interest in earnings of consolidated entities	143	126
Depreciation	22,037	20,868
Amortization	15,786	14,296
Changes in assets and liabilities:
Tenant receivables, net	3,290	(10,268)
Due to/from affiliates	931	(148)
Prepaid expenses and other assets	(9,035)	(6,249)
Accounts payable and accrued expenses	(18,254)	(4,589)
Deferred rental income	(6,371)	2,718
Distributions received from unconsolidated joint ventures	1,890	2,988

Total adjustments	9,022	18,604

Net cash provided by continuing operations	49,316	62,226
Net cash provided by discontinued operations	12,948	13,239

Net cash provided by operating activities	62,264	75,465

Cash Flows from Investing Activities:
Investment in real estate and related assets	(7,288)	(131,036)
Investment in tenant improvement escrows	(15)	(6)
Contributions to joint ventures	(36)	—
Acquisition and advisory fees paid	(1,408)	(19,186)
Deferred lease costs paid	(801)	(15,114)
Net sale proceeds received from joint ventures	431	—

Net cash used in investing activities	(9,117)	(165,342)

Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	130,480	413,200
Repayments of lines of credit and notes payable	(9,648)	(218,347)
Dividends paid	(82,955)	(81,400)
Issuance of common stock	47,595	55,342
Redemptions of common stock	(129,807)	(56,055)
Commissions on stock sales and related dealer-manager fees paid	(3,125)	(1,921)
Other offering costs paid	(32)	(13,455)
Funds paid for interest rate lock	—	(12,700)
Deferred financing costs paid	(100)	(123)

Net cash (used in) provided by financing activities	(47,592)	84,541

Net increase (decrease) in cash and cash equivalents	5,555	(5,336)

Cash and cash equivalents, beginning of period	40,412	53,481

Cash and cash equivalents, end of period	$45,967	$48,145

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

1.	Organization

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT was incorporated in 1997, commenced operations on June 5, 1998, and qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, or through Wells OP’s subsidiaries. Wells REIT is the sole general partner of Wells OP and possesses full legal control and authority over the operations of Wells OP. Wells Capital is the sole limited partner of Wells OP. Wells OP owns properties directly or through wholly owned subsidiaries and has also entered into certain joint ventures with real estate limited partnerships sponsored by Wells Capital, as well as certain joint ventures with parties not affiliated with Wells REIT or Wells Capital. References to Wells REIT herein shall include all subsidiaries of Wells REIT, including Wells OP, its subsidiaries, and consolidated joint ventures. See Note 6 included herein for a further discussion of Wells Capital.

At March 31, 2005, Wells REIT owned interests in 111 properties either directly or through joint ventures comprising approximately 25.4 million square feet of commercial office and industrial space located in 26 states and the District of Columbia. At March 31, 2005, these properties were approximately 98% leased.

Since its inception, Wells REIT has completed four public offerings of common stock at $10 per share. Combined with the dividend reinvestment program, such offerings have provided approximately $5.0 billion in total offering proceeds. Out of these proceeds, Wells REIT paid costs associated with the offerings of (1) approximately $168.1 million in acquisition and advisory fees and acquisition expenses, (2) approximately $467.0 million in selling commissions and dealer manager fees, and (3) approximately $62.3 million in organization and other offering costs. In addition, Wells REIT used approximately $304.7 million to redeem shares pursuant to Wells REIT’s share redemption program and repurchase shares resulting from a legal settlement. The remaining offering proceeds of approximately $4.0 billion were primarily used to fund the purchase of real estate assets. Wells REIT’s fourth public offering closed on July 25, 2004, and Wells REIT does not anticipate offering additional shares to the public.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2004.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid taxes, insurance and operating costs, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, earnest money paid in connection with future acquisitions, and capitalized acquisition fees that have not yet been applied to investments in real estate assets. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without a future economic benefit are written off as they are identified.

Income Taxes

Wells REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Wells REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual “REIT taxable income,” computed without regard to the dividends-paid deduction and by excluding net capital gains to stockholders. As a REIT, Wells REIT is generally not subject to federal income taxes. Accordingly, neither a provision nor a benefit for federal income taxes has been made in the accompanying consolidated financial statements. Wells REIT is subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in the accompanying financial statements.

Stockholders’ Equity

The par value of investor proceeds raised is classified as common stock, with the remainder allocated to additional paid-in capital.

Wells REIT maintains a share redemption program that allows stockholders to redeem shares held at a specified price within certain limitations. Under Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” if the redemption of shares is outside the control of the issuer, such shares are required to be classified as mezzanine, or temporary, equity. Wells REIT’s share redemption program was amended for redemptions made beginning in January 2004. The amended plan modified the share redemption program by, among other things, removing the discretionary feature of approving redemption requests. Redemptions are limited to the aggregate proceeds received from the dividend reinvestment plan. Since cumulative funds received under the dividend reinvestment plan totaled approximately $432.8 million and aggregate redemptions to date totaled approximately $291.2 million at March 31, 2005, the difference of approximately $141.6 million has been recorded as redeemable common stock on the consolidated balance sheet and statement of stockholders’ equity.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform to the current period financial statement presentation, including but not limited to the reclassifications noted in the following paragraph.

Through the first quarter 2004, Wells REIT and its unconsolidated joint ventures reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in the consolidated statements of income. In the second quarter 2004, Wells REIT began presenting this amortization as amortization expense in the consolidated statements of income, and reclassified such amortization from rental income to amortization expense for the three months ended March 31, 2004. The period of amortization continues to be the term of the respective lease and results in no change in previously reported net income.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123-R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123-R applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services, including services provided by employees. SFAS No. 123-R requires Wells REIT to recognize expenses for all stock options awarded to employees over the respective vesting periods. SFAS No. 123-R will become applicable to Wells REIT effective January 1, 2006. To date, the fair value of options granted by Wells REIT is $0. The adoption of this statement is not expected to have a material effect on Wells REIT’s financial position or results of operations.

3.	Real Estate Disposition

On February 25, 2005, Wells REIT, along with various Wells-affiliated entities, entered into a definitive purchase and sale agreement (“Agreement”) to sell 27 properties from its existing portfolio for a gross sale price of $786.0 million, excluding closing costs and brokerage fees, to Lexington Corporate Properties Trust (“Purchaser”), an unaffiliated third party. Wells REIT’s share of the $786.0 million in gross sales price is approximately $760.8 million. Of the 27 properties under contract, 23 properties are wholly owned by Wells REIT. Wells REIT’s net book value of the properties is approximately $567.3 million. Wells REIT’s share of the gain to be recorded upon the close of the transaction, including closing costs, is estimated at approximately $188.9 million. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), Wells REIT classified the 23 wholly owned properties as held for sale as of March 31, 2005. As such, the historical assets and liabilities have been classified as held for sale and the results of operations and cash flows related to these 23 properties, as well as the results of operations and cash flows for the Eisenhower Boulevard Building sold in June 2004, have been presented as discontinued operations, in the accompanying financial statements. (See Subsequent Events for more information as to the status of this transaction).

The detail comprising assets and liabilities held for sale as presented in the accompanying consolidated balance sheets is as follows (in thousands):

	March 31, 2005	December 31, 2004
Assets held for sale
Land	$68,146	$68,131
Building and improvements, net	420,832	422,768
Intangible lease asset, net	25,047	26,323

Total assets held for sale	$514,025	$517,222

Other assets held for sale
Investment in bonds	$64,500	$64,500
Tenant receivables, net	8,959	9,374
Deferred lease acquisition costs, net	6,450	7,365
Intangible lease origination costs, net	5,336	5,616

Total other assets held for sale	$85,245	$86,855

Liabilities related to assets held for sale
Obligations under capital leases	$64,500	$64,500
Intangible lease liabilities, net	265	280

Total liabilities related to assets held for sale	$64,765	$64,780

The detail comprising income from discontinued operations as presented in the accompanying consolidated statements of income is as follows (in thousands):

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Revenues:
Rental income	$14,984	$15,117
Tenant reimbursements	2,229	2,379
Lease termination income	—	83

	17,213	17,579
Expenses:
Property operating costs	2,601	2,607
Asset and property management fees
Related party	320	680
Other	132	118
General and administrative expenses	147	163
Depreciation	1,936	3,259
Amortization	1,648	1,750

	6,784	8,577
Real estate operating income	10,429	9,002

Other income (expense):
Interest expense	(1,131)	(1,131)
Interest and other income	1,131	1,131

	—	—

Income from discontinued operations	$10,429	$9,002

4.	Lines of Credit and Notes Payable

As of March 31, 2005 and December 31, 2004, Wells REIT had lines of credit and notes payable outstanding as follows (in thousands):

	March 31, 2005	December 31, 2004
Secured Pooled Facility	$350,000	$350,000
Aon Center Chicago Mortgage Note	200,000	200,000
Leo Burnett Building Mortgage Note	120,000	120,000
WDC Mortgage Note	115,167	115,167
$105.0 Million Promissory Note	82,000	—
$45.0 Million Term Loan Agreement	45,000	—
3100 Clarendon Boulevard Building Mortgage Note	35,565	35,716
One Brattle Square Building Mortgage Note	29,808	30,143
1075 West Entrance Building Mortgage Note	16,529	16,672
Merck Construction Loan	16,465	12,984
$85 Million Secured Line of Credit	—	9,500
$50 Million Secured Line of Credit	—	—

	$1,010,534	$890,182

During the three months ended March 31, 2005, Wells REIT had the following activity with respect to its lines of credit and notes payable.

On March 28, 2005, Wells REIT entered into a $105.0 Million Promissory Note with Wachovia Bank, N.A. secured by a property at 800 Nicollet Mall in Minneapolis, Minn. (the “US Bancorp Building”). Borrowings under the loan bear interest at a variable per annum rate equal to the London InterBank Offered Rate (“LIBOR”) for a 30-day period plus 0.75% (3.62% at March 31, 2005). The loan requires monthly payments of interest only and matures on June 1, 2005. Wells REIT may prepay the outstanding principal balance, or any part thereof, at any time without penalty, and may extend the term of the loan for up to an additional 30 days by providing written notice to the lender.

On March 30, 2005, Wells REIT entered into a $45.0 Million Term Loan Agreement with JP Morgan Chase Bank, N.A. Under the terms of the loan agreement, the lender agrees to make a single disbursement of the loan, consisting of one or more LIBOR Advances and/or one or more Alternative Base Rate Advances, as elected by Wells REIT. LIBOR Advances under the loan will bear interest at a variable per annum rate equal to the sum of (a) LIBOR for the relevant one-, two-, or three-month LIBOR interest period, divided by (b) one minus the reserve requirement, plus 0.75%. The “reserve requirement” means the maximum aggregate reserve requirement that is imposed under Regulation D on Eurocurrency liabilities. Alternative Base Rate Advances under the loan will bear interest at a variable per annum rate equal to the higher of (i) the prime rate or (ii) the sum of the federal funds effective rate plus 0.50%. The “prime rate” means the prime rate of interest announced from time to time by lending institutions. The “federal funds effective rate” means the interest rate equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System. The loan matures on July 29, 2005. Wells REIT may extend the term of the loan for up to two additional 30-day periods by providing written notice to the lender. Interest only payments on each LIBOR Advance are payable on the last day of the applicable interest period. Interest only payments on each Alternative Base Rate Advance are payable on the first day of each calendar month. The $45.0 million draw under the loan in March 2005 was a 30-day LIBOR Advance; therefore, the interest rate is calculated using the 30-day LIBOR rate divided by one minus the reserve requirement, plus 0.75% (3.625% at March 31, 2005). The proceeds of the $45.0 Million Term Loan and the $105.0 Million Promissory Note (mentioned above) were used to redeem shares pursuant to the share redemption program.

Effective March 4, 2005, Wells REIT extended the maturity date of its $50 Million Secured Line of Credit to June 2006. The $50 Million Secured Line of Credit represents a revolving credit facility secured by a pool of borrowing base properties. In addition to extending the maturity of the facility, the borrowing base properties (Experian/TRW Building, Kraft Atlanta Building, and IKON Building) were replaced by the Cingular Atlanta Building. All other material terms of the facility remain unchanged from the existing agreement. Under the terms of the facility, Wells REIT may borrow the lesser of (1) an amount equal to 75% of the aggregate appraised value of lender approved borrowing base properties or (2)$50 million, reduced by amounts under outstanding unused letters of credit (see Note 7 for detail). As of March 31, 2005, the borrowing base properties included one property with an aggregate book value of $76.5 million, and based on the value of this property, Wells REIT was able to borrow up to $21.6 million. Interest on the $50 million Secured Line of Credit accrues at a per annum rate of LIBOR plus 1.75% per annum (4.62% at March 31, 2005). This facility contains covenants that, among other things, restrict Wells REIT’s debt to total assets to 50%.

5.	Supplemental Disclosures of Non-Cash Investing and Financing Activities

	Three Months Ended, March 31 (in thousands)
	2005	2004
Acquisition and advisory fees applied to investments	$—	$357

Acquisition and advisory fees due to affiliate	$1,587	$1,581

Sales commissions payable	$—	$4,182

Acquisition of intangible lease liability	$—	$2,431

Dividends payable	$12,791	$11,964

Accrued capital expenditures	$5,565	$4,642

Due from affiliates	$1,699	$5,848

Assumption of loan upon acquisition of property	$—	$31,103

Redeemable common stock	$141,578	$131,533

6.	Related-Party Transactions

On December 30, 2004, Wells REIT entered into three agreements with certain affiliates, effective January 1, 2005: (1) Asset Management Advisory Agreement (the “2005 Asset Advisory Agreement”); (2) Acquisition Advisory Agreement (the “2005 Acquisition Advisory Agreement”); and (3) Master Property Management, Leasing, and Construction Management Agreement (the “2005 Property Management Agreement”). These agreements replaced an existing Advisory Agreement, covering the period from January 30, 2004 though December 31, 2004 and an existing Asset/Property Management Agreement dated June 17, 2003 (the “2004 Asset/Property Management Agreement”).

2005 Asset Advisory Agreement

The 2005 Asset Advisory Agreement is an agreement between Wells REIT and Wells Management Company, Inc. (“Wells Management”). Under the terms of the 2005 Asset Advisory Agreement, Wells REIT will pay asset advisory fees to Wells Management for, among other things:

•	serving as Wells REIT’s investment and financial advisor;

•	managing the day-to-day operations of Wells REIT;

•	formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and

•	providing certain accounting, SEC compliance, and other administrative services for Wells REIT.

The fee for these services will be payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties owned by Wells REIT plus its interest in properties held through joint ventures. This fee is reduced by (i) tenant reimbursed property management fees paid to Wells Management, and (ii) in the event that Wells Management retains an independent third-party property manager to manage one or more properties currently being managed by Wells Management, the amount of property management fees paid to such third-party property managers. At the option of Wells Management, up to ten percent of such monthly fee may be paid in shares of common stock of Wells REIT. These fees are recorded in the accompanying consolidated statements of income as asset and property management fees-related party. Wells REIT incurred $6.0 million in such fees for the three months ended March 31, 2005, of which approximately $0.3 million is included in income from discontinued operations (See Note 3). Under the 2004 Asset/Property Management Agreement, Wells REIT

incurred $5.0 million in total asset and property management fees for the three months ended March 31, 2004, of which approximately $0.7 million is included in income from discontinued operations.

Additionally, per the 2005 Asset Advisory Agreement, Wells Management is entitled to earn the following disposition and incentive fees, which are similar in nature to previous agreements:

•	For any property sold by Wells REIT, a disposition fee of the lesser of 50% of a competitive real estate commission or 3.0% of the sales price of the property, subordinated to the payment of distributions to stockholders equal to the sum of the stockholders’ invested capital plus an 8% return on invested capital;

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital; or

•	Listing fee of 10% of the excess by which the market value of the stock plus distributions paid prior to listing exceeds the sum of 100% of the stockholders’ invested capital plus an 8% return on invested capital.

Wells REIT incurred no disposition, incentive, or listing fees during the three months ended March 31, 2005. However, on February 21, 2005, the board of directors of Wells REIT approved a subordinated disposition fee of 0.33% of the gross sale price of the properties sold (see Note 3 and Note 8 for more details) to be paid to Wells Management as a result of the closing of this transaction. Since the subordinated conditions have not been met at this time, this fee was not paid at the closing of the property sale but will be paid only in the event and at the time that the subordinated conditions (mentioned above) are met.

The 2005 Asset Advisory Agreement has a one-year term and automatically renews unless either side gives notice of its intent not to renew. In addition, either party may terminate the 2005 Asset Advisory Agreement upon 60 days’ written notice.

2005 Acquisition Advisory Agreement

The 2005 Acquisition Advisory Agreement is an agreement between Wells REIT and Wells Capital. Under the terms of the Acquisition Advisory Agreement, Wells REIT will pay a fee to Wells Capital for services relating to, among other things, capital-raising functions; the investigation, selection, and acquisition of properties; and certain transfer agent and stockholder communication functions. The fee payable to Wells Capital under the Acquisition Advisory Agreement will be 3.5% of aggregate gross proceeds raised from the sale of shares of Wells REIT, exclusive of proceeds received from the Wells REIT’s dividend reinvestment plan, which are used to fund repurchases of shares of common stock pursuant to the Wells REIT’s share redemption program. Acquisition and advisory fees and acquisition expenses are shown below for the periods presented (in thousands):

	Three Months Ended March 31,
	2005	2004
Acquisition and advisory fees & acquisition expenses	$1,587	$1,937

2005 Property Management Agreement

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

•	For properties for which Wells Management will provide property management services, it is anticipated that Wells REIT will pay Wells Management a market-based property management fee generally based on gross monthly income of the property.

•	For properties for which Wells Management provides leasing agent services, it is anticipated that Wells REIT will pay (i) a one-time initial lease-up fee in an amount not to exceed one-month’s rent for the initial rent-up of a newly constructed building; (ii) a market-based commission based on the net rent payable during the term of a new lease (not to exceed ten years); (iii) a market-based commission based on the net rent payable during the term of any renewal or extension of any tenant lease; and (iv) a market-based commission based on the net rent payable with respect to expansion space for the remaining portion of the initial lease term.

•	For properties for which Wells Management provides construction management services, it is anticipated that Wells REIT will pay (i) for planning and coordinating the construction of tenant-directed improvements, that portion of lease concessions for tenant-directed improvements as is specified in the lease or lease renewal, subject to a limit of 5% of such lease concessions, and (ii) for other construction management services, a construction management fee to be determined and agreed to in an appropriate contract amendment.

As Wells REIT acquired no new properties during the first quarter of 2005, no additional property management fees were incurred under this agreement for the three months ended March 31, 2005. However, Wells REIT incurred approximately $143,400 in construction management services under this agreement for the three months ended March 31, 2005.

The 2005 Property Management Agreement has a one-year term and automatically renews unless either side gives notice of its intent not to renew. In addition, either party may terminate the 2005 Property Management Agreement upon 60 days’ written notice.

Under the 2005 Asset Advisory Agreement, the 2005 Acquisition Advisory Agreement and the 2005 Property Management Agreement, Wells REIT is required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who are directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for such employee-related expenses may not exceed $8.2 million in the aggregate during any fiscal year. Wells REIT incurred approximately $2.1 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively, and these reimbursements are included in general and administrative expenses in the consolidated statements of income.

Dealer Manager Agreement

Wells REIT maintains a dealer manager agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS performs dealer manager services for offerings of Wells REIT shares related to its dividend reinvestment plan. For these services, WIS earns selling commissions of 5% of gross offering proceeds raised pursuant to Wells REIT’s dividend reinvestment plan, the majority of which are reallowed to participating broker-dealers. The amount of commissions incurred related to WIS is shown below for the periods presented (in thousands):

	Three Months Ended March 31,
	2005	2004
Commissions	$2,213	$3,874
Portion of commissions reallowed	In excess of 99%	In excess of 99%

Due To/From Affiliates

Due to affiliates included in the consolidated balance sheets is primarily comprised of (1) accrued administrative salaries and other non-salary operating expense reimbursements to Wells Capital and Wells Management, (2) accrued asset management fees owed to Wells Management, and (3) accrued acquisition and advisory fees and acquisition expenses due to Wells Capital. Due from affiliates included in the consolidated balance sheets is primarily comprised of Wells REIT’s share of the cash to be distributed from its joint venture investments.

Economic Dependency

Wells REIT has engaged Wells Capital and its affiliates, Wells Management and WIS, to provide certain services that are essential to Wells REIT, including asset management services, supervision of the management and leasing of properties owned by Wells REIT, asset acquisition and disposition services, the sale of shares of Wells REIT common stock pursuant to its dividend reinvestment plan, as well as other administrative responsibilities for Wells REIT including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, Wells REIT is dependent upon Wells Capital, Wells Management, and WIS.

Wells Capital, Wells Management, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, Wells REIT focuses on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Wells REIT might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

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

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I (“Wells Fund I”), and Wells Fund I’s general partners, Wells Capital and Leo F. Wells, III, who is the president and a director of Wells REIT, as well as Wells Management and WIS (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the general partners, WIS, and Wells Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984–September 5, 1986) of the B units to investors of Wells Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the general partners and Wells Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the general partners and Wells Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 9, 2002. The Complaint alleges, among other things, that the general partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the general partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the general partners of Wells Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs, and expenses. The Complaint states that Wells Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Fund I. On January 28, 2005, the defendants filed motions to dismiss the plantiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, WIS, and Mr. Wells to fulfill their duties under the agreements and relationships they have with us.

7.	Commitments and Contingencies

Properties Under Construction

As of March 31, 2005, Wells REIT had three executed construction agreements with unrelated third parties for the purpose of constructing two buildings, Merck New Jersey and Citigroup Fort Mill, and one building expansion, TRW Denver. As of March 31, 2005, Wells REIT had approximately $20.3 million in costs remaining to be incurred under these contracts.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expend certain amounts of capital to expand an existing property, construct on adjacent property, or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At March 31, 2005, no tenants have exercised such options, which have not been fully satisfied as of that date.

Letters of Credit

At March 31, 2005, Wells REIT had two unused letters of credit totaling approximately $28.4 million outstanding from financial institutions. One of these letters of credit in the amount of $400,000 expires in February 2006, and the other letter of credit expires in December 2005. These letters of credit were required by unrelated third parties to ensure completion of Wells REIT’s obligations under certain earn-out and related construction agreements.

Earn-out Agreements

Wells REIT acquired certain properties subject to purchase agreements that require Wells REIT to pay additional consideration to the seller provided certain unleased space is leased within a specified period after closing based on a pre-determined formula. As of March 31, 2005, no amounts are due under the remaining earn-out agreement.

Leasehold Property Obligations

Certain properties are subject to ground leases with various expiration dates as disclosed in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2004.

Take-out Purchase and Escrow Agreements

As of March 31, 2005, Wells REIT had commitments outstanding under three Take-out Purchase and Escrow Agreements (the “Take-out Agreements”). Under the terms of the Take-out Agreements, Wells REIT has committed to purchase any unsold co-tenancy interests in properties acquired by subsidiaries of Wells Management, an affiliate of Wells Capital (See Note 6 above), by the Offering Period End Date, as defined (See table below). Wells Management acquired these properties with the intent of selling co-tenancy interests in each property to persons seeking qualified replacement property pursuant to Section 1031 of the Code.

Information on the Take-out Agreements at March 31, 2005 is as follows:

Location of Property	Property Acquisition Date	Offering Period End Date	Initial Maximum Exposure	Remaining Exposure at March 31, 2005	Fee Earned *
Orlando, FL	May 19, 2004	May 19, 2005	$12.6 million	$1.4 million	$22,411
Vernon Hills, IL	August 19, 2004	May 19, 2005	$23.1 million	$19.0 million	$83,038
Livermore, CA	August 20, 2004	May 20, 2005	$19.6 million	$17.5 million	$83,313

*	These fees represent amounts earned by Wells REIT for its agreement to extend the offering period to the end date shown above.

Litigation

Wells REIT is from time to time a party to other legal proceedings, which arise in the ordinary course of its business. Wells REIT is not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on the results of operations or financial condition of Wells REIT, nor is management aware of any such litigation threatened against the Wells REIT. (See Litigation Against Related Parties above).

8.	Subsequent Events

Sale of Portfolio of Real Estate Assets

On April 13, 2005, Wells REIT, along with various Wells-affiliated entities, sold 27 properties from its existing portfolio for a gross sales price of $786.0 million, excluding closing costs and brokerage fees, to Lexington Corporate Properties Trust, an unaffiliated third party. Wells REIT and other affiliated property owners originally purchased the 27 properties from various unaffiliated entities for an aggregate purchase price of approximately $609.7 million. Wells REIT’s share of the $786.0 million in gross sales price is approximately $760.8 million. Wells REIT’s share of the $609.7 million aggregate original purchase price paid for these properties is approximately $587.1 million. Net sales proceeds applicable to Wells REIT is approximately $756.2 million. Wells REIT recognized a gain of approximately $188.9 million from the sale of these properties in the second quarter of 2005, which is subject to change as additional information becomes available in subsequent periods.

As part of the disposition mentioned above, Wells REIT sold 23 properties that are wholly owned through various affiliated subsidiaries. Of the $786.0 million gross sales price, approximately $716.1 million is related to these 23 properties, which Wells REIT originally purchased for an aggregate purchase price of $556.1 million. The names and locations of the properties are listed below:

Property Name	Property Location	Building Square Footage
Bank of America Orange County	Brea, CA	637,503
Capital One Richmond	Glen Allen, VA	225,220
DaimlerChrysler Dallas	Westlake, TX	130,290
Allstate Indianapolis	Indianapolis, IN	89,956
EDS Des Moines	Des Moines, IA	405,000
Kraft Atlanta	Suwanee, GA	87,219
Kerr-McGee	Houston, TX	101,111
PacifiCare San Antonio	San Antonio, TX	142,500
ISS Atlanta	Atlanta, GA	289,000
Experian/TRW	Allen, TX	292,700
Travelers Express Denver	Lakewood, CO	68,165
Dana Kalamazoo	Kalamazoo, MI	150,945
Dana Detroit	Farmington Hills, MI	112,480
Transocean Houston	Houston, TX	155,991
Lucent	Cary, NC	120,000
Ingram Micro	Millington, TN	701,819
Nissan	Irving, TX	268,445
IKON	Houston, TX	157,790
ASML	Tempe, AZ	95,133
Dial	Scottsdale, AZ	129,689
Metris Tulsa	Tulsa, OK	101,100
Alstom Power Richmond	Midlothian, VA	99,057
AT&T Pennsylvania	Harrisburg, PA	81,859

In addition, Wells REIT sold four properties that are owned through unconsolidated joint ventures with affiliates. Approximately $69.9 million of the $786.0 million gross sale price is related to these four properties, which were originally purchased for an aggregate purchase price of approximately $53.6 million. Wells REIT’s share of the approximately $69.9 million of gross sales price attributable to these four properties is approximately $44.8 million. Wells REIT’s share of the approximately $53.6 million original purchase price for these four properties was approximately $31.0 million. The names and locations of these four properties, along with the name of the joint venture affiliates and the approximate percentage ownership of Wells REIT in each of these properties are listed below:

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

Declaration of Special Distribution

On April 19, 2005, the Board of Directors of Wells REIT declared a special distribution of $1.62 per share to every stockholder of record of Wells REIT as of June 1, 2005, representing substantially all of the net sales proceeds received from the disposition mentioned above. Net sales proceeds is defined as total proceeds received from the sale less closing costs associated with the sale. This special distribution will be considered a return of a portion of the stockholders’ invested capital and, as such, will reduce their remaining investment in Wells REIT by $1.62 per share.

Amendment to Dividend Reinvestment Plan

On April 19, 2005, the Board of Directors of Wells REIT elected to amend Wells REIT’s dividend reinvestment plan (“DRP”) effective for shares acquired with dividends declared and paid beginning in June 2005 to lower the purchase price of DRP shares to $8.00 per share.

Loan Refinancing

On May 4, 2005, Wells REIT refinanced the amount outstanding under the unsecured $45.0 Million Term Loan Agreement by obtaining a long-term, fixed-rate loan from the same lender, JP Morgan Chase Bank, N.A. (the “$45.0 Million Fixed-Rate Loan”). The $45.0 Million Fixed-Rate Loan matures on June 1, 2012, and requires payments of interest only each month at a rate of 5.195% per annum, with all principal and any unpaid interest due on the maturity date. The $45.0 Million Fixed-Rate Loan may not be prepaid before maturity without incurring a prepayment penalty. If Wells REIT prepays the $45.0 Million Fixed-Rate Loan prior to maturity, the lender is entitled to a prepayment penalty equal to the greater of (A) one percent (1%) of the outstanding principal balance of the loan at the time such payment is received, or (B) the present value as of the date such payment is received of the remaining scheduled payments of principal and interest from the date such payment is received through the maturity date, less the payment received. The $45.0 Million Fixed-Rate Loan is secured by the 4250 N. Fairfax Building, a 14-story office building containing approximately 304,000 aggregate rentable square feet located at 4250 North Fairfax Street in Arlington, Virginia. By obtaining the $45.0 Million Fixed-Rate Loan, Wells REIT fully repaid and satisfied the $45.0 Million Term Loan Agreement outstanding at March 31, 2005.

On May 5, 2005, Wells REIT refinanced the amount outstanding under the $105.0 Million Promissory Note by obtaining a $105.0 Million long-term, fixed-rate loan from the same lender, Wachovia Bank, N.A. (the “$105.0 Million Fixed-Rate Loan”). At closing, Wells REIT obtained the full principal amount of this loan. The $105.0

Million Fixed-Rate Loan matures on May 11, 2015, and requires payments of interest only each month at a rate of 5.29% per annum, with all principal and any unpaid interest due on the maturity date. The $105.0 Million Fixed-Rate Loan may not be prepaid before maturity without incurring a prepayment penalty. If Wells REIT prepays the $105.0 Million Fixed-Rate Loan prior to maturity, the lender is entitled to a prepayment penalty in an amount equal to the greater of (A) two percent (2.0%) of the principal amount being prepaid, or (B) the present value of a series of payments payable on each payment date from the prepayment date until the maturity date, such payments will be equal to 5.29% per annum minus the lesser of (i) the yield on the U.S. Treasury issue (primary issue) with a maturity date closest to the maturity date, or (ii) the yield on the U.S. Treasury issue (primary issue) with a term equal to the remaining average life of the indebtedness; divided by twelve and multiplied by the principal due after application of the constant monthly payment due under the note on the date of such prepayment. In addition to the amounts described in the preceding sentence, in the event of a prepayment occurring on or prior to the first anniversary of the date of the $105.0 Million Fixed-Rate Loan, an additional prepayment fee equal to three percent (3%) of the principal balance will also be immediately due and payable. The fixed-rate loan is secured by the US Bancorp Building, a 32-story office building containing approximately 930,000 rentable square feet located at 800 Nicollet Mall in Minneapolis, Minnesota. By obtaining the $105.0 Million Fixed-Rate Loan, Wells REIT fully repaid and satisfied the $105.0 Million Promissory Note outstanding at March 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto. See also “Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

Overview

From the commencement of our initial public offering in January 1998 through December 31, 2004, we raised significant funds through the sale of our common stock in four public offerings. Proceeds from these sales of common stock, net of offering costs and expenses, were used primarily for the acquisition of real estate properties and for certain capital expenditures identified at the time of acquiring certain properties. We do not anticipate receiving significant proceeds in the future from the sale of our common stock, as all remaining shares under the fourth offering were sold during the year ended December 31, 2004. We expect to continue to receive proceeds from shares issued under our dividend reinvestment plan; however, it is anticipated that a substantial portion of these funds may be used to fund redemptions of our shares of common stock as approved by our board of directors.

We expect that our primary source of future cash flows will be cash provided by operating activities that are primarily generated from the operations of our properties and distributions from our unconsolidated joint ventures. We believe there is a possibility of generating additional cash through the selective and strategic sale of certain operating properties (See a description of recently sold properties in Note 3 to the accompanying consolidated financial statements). Dividends paid will be dependent upon the amount of cash we generate from operating activities and on our expectations of future cash flows and determination of near term cash needs for capital improvements, tenant re-leasing, share redemptions, and debt repayments. However, special dividends may be paid to distribute some or all of the net proceeds from property sales to our stockholders.

Short-Term Liquidity and Capital Resources

During the three months ended March 31, 2005, we generated approximately $62.3 million of cash flow from operating activities. This cash was generated primarily from revenues at our properties and cash flow distributions from our unconsolidated joint ventures net of cash paid for direct property operating expenses, management fees, general administrative expenses, and interest expense. From cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $83.0 million. We expect operating cash flow to cover dividends paid to stockholders for the six months ended June 30, 2005 and the remainder of 2005, as a result of paying certain annual nonrecurring expenditures during the first quarter of 2005 including, among other items, prepaid property insurance and accrued real estate taxes. Other than dividends paid to stockholders, our most significant use of cash during the three months ended March 31, 2005 was the redemption of common stock pursuant to our share redemption program. We funded these redemptions primarily with borrowings from two new facilities, mentioned further below. Additionally, capital additions of approximately $7.3 million consisted of improvements made at our existing properties, or as part of ongoing construction projects, which were funded by (1) proceeds from the issuance of common stock under our dividend reinvestment plan, net of commissions and selling expenses, and net of amounts used to redeem shares under our share redemption program and (2) net new borrowings under lines of credit and notes payable.

With respect to the cash generated from the issuance of our common stock, we raised approximately $47.6 million from the dividend reinvestment plan in March 2005 and paid approximately $3.2 million in commissions and offering costs, a portion of which related to the payment of fees accrued at December 31, 2004, and approximately $1.4 million in acquisition advisory fees and acquisition expenses. During the three months ended

March 31, 2005, investors redeemed approximately $129.8 million in shares under the terms of our share redemption program. Under the program, there was an aggregate of approximately $233.0 million available for redemptions in 2005, of which 15% of this amount has been set aside to fund redemptions upon the death of a stockholder and required minimum distribution redemptions. During the first quarter of 2005, we used proceeds from two short-term loans to fund the backlog of redemptions existing from 2004, as well as requests received during 2005. We expect to refinance these short-term loans with permanent, fixed-rate financing in May 2005. (See Subsequent Events at the end of this section for more detail.)

With respect to net new borrowings, we received $130.5 million in gross proceeds from lines of credit and notes payable, and repaid $9.6 million. Included in the new borrowings were two short-term facilities, mentioned above, which were used to fund the accumulated redemption requests pursuant to our share redemption program. In connection with these two new facilities, we incurred approximately $85,000 in fees and expenses associated therewith. We used substantially all of the proceeds from these two facilities to redeem accumulated redemption requests from 2004 and the first quarter of 2005 pursuant to our share redemption program.

On April 13, 2005, we sold 27 properties, some of which are owned jointly with affiliated entities, for a gross sales price of approximately $786.0 million pursuant to a contract with a third-party purchaser. Our share of the $786.0 in gross purchase price is approximately $760.8 million. Subsequent to the transaction closing and period end, the board of directors declared a special distribution of substantially all of the net sales proceeds to stockholders in the form of a return of invested capital to stockholders of record on June 1, 2005 (see Subsequent Events at the end of this section for more detail). As a result of this sale, the amount of cash generated by properties will decrease and the amount available for quarterly dividends will also decrease. We, therefore, expect the gross dollar value of dividends declared per share to decrease in future quarterly periods as compared to the gross dollar value of dividends declared before the sale of properties noted above. However, we currently anticipate that our dividend yield, as a percentage of stockholders’ remaining investment (after reduction by the amount of the special distribution mentioned above), will remain at 7% for at least the remainder of 2005. Because we do not anticipate reducing debt with the proceeds of this sale and the amount of assets held will decrease as a result of the sale, we expect our ratio of debt to total assets to increase from approximately 17% as of December 31, 2004 to approximately 23% following the close of this sale and special distribution of net sales proceeds to our stockholders in June 2005.

Long-Term Liquidity and Capital Resources

We expect that our future sources of capital will be derived from net cash flows from property operations, proceeds from secured or unsecured financings from banks and other lenders, shares issued under our dividend reinvestment plan, net of share redemptions, and the selective and strategic sale of properties.

We anticipate our future long-term liquidity requirements will include, but not be limited to, scheduled debt maturities, renovations, expansions and other significant capital improvements at our properties, leasing costs, and property acquisitions and investments in real estate ventures.

We expect substantially all net cash from operations will be used to pay dividends. To the extent that capital expenditures at our existing properties exceed excess operating cash flow, we may borrow to fund these capital expenditures. We are currently projecting that capital expenditures necessary at our existing properties will total approximately $286.2 million, including tenant improvements, leasing commissions, and building capital improvements, over the next five years. To the degree that cash flows provided by operations are lower due to lower returns on properties, dividends paid may be lower. Proceeds raised from sales of shares under our dividend reinvestment plan in excess of amounts used to fund share redemptions may be utilized for capital improvements or expansion at our properties or to fund or partially fund new property acquisitions. Our cash flow from operations depends significantly on market rents and the ability of tenants to make rental payments. We believe that the diversity of our tenant base and the focus placed on relatively high credit-quality tenants helps mitigate the risk of tenant bankruptcies. Conversely, economic downturns in general or in one or more of our core markets could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs could adversely affect our ability to pay dividends at expected levels.

Results of Operations

Overview

As of March 31, 2005, we owned interests in 111 real estate properties that were approximately 98% leased. Of our portfolio, 23 wholly owned properties, which were sold on April 13, 2005, are classified as discontinued operations in the accompanying consolidated statements of income for each of the periods presented due to their impending sale (See Note 3 to the accompanying consolidated financial statements for more information). Our results of income from continuing operations have not changed significantly for each period presented primarily as a result of the more stable nature of our existing portfolio, notably related to the small number of properties acquired during the periods subsequent to December 31, 2003. We expect virtually all components of income from continuing operations in the statement of income to be comparable in 2005, as compared to 2004, as a result of owning real estate assets acquired during the year ended December 31, 2003 for a full year. Additionally, relationships between the components of continuing operations should remain comparable, unless otherwise noted below. We do not anticipate results of continuing operations in future periods to change significantly from the three months ended March 31, 2005 at this time, except as identified below. We do not expect that the continuing operating results of individual properties will change significantly in the near term, as the rental revenues are generally based on long-term leases that do not allow for significant increases in rental income and the majority of our in-place leases do not expire in the near term. Additionally, we generally do not expect a significant increase in continuing operating expenses at existing properties, but to the extent that operating expenses do increase, the majority of our in-place leases have clauses that require the tenants to bear the substantial majority of the burden of such increases.

Comparison of the three months ended March 31, 2005 vs. the three months ended March 31, 2004

Rental income increased by $5.6 million during the three months ended March 31, 2005 to $110.6 million from $105.0 million for the three months ended March 31, 2004. Of this increase, approximately $4.4 million relates to properties acquired or developed subsequent to December 31, 2003. Tenant reimbursements increased by $2.0 million during the three months ended March 31, 2005 to $31.9 million from $29.9 million for the three months ended March 31, 2004. Substantially all of this increase relates to properties acquired or developed subsequent to December 31, 2003.

Lease termination income was $0.8 million for the three months ended March 31, 2005 as compared to $0.1 million for the three months ended March 31, 2004. The income for the three months ended March 31, 2005 primarily relates to the termination of the Motorola, Inc. lease at the River Corporate Center Building. At the time of the lease termination, a new lease was executed with Countrywide Home Loans, Inc. for all of the vacated space. Lease termination income for the three months ended March 31, 2004 relates primarily to the Jones Lang LaSalle, Inc. lease termination in the Aon Center Chicago Building. Lease termination income for the three months ended March 31, 2005 is not expected to be comparable to future periods, as such income will be dependent upon the execution of such agreements that are deemed in the best interest of the portfolio over the long-term.

Property operating expenses increased by $1.8 million during the three months ended March 31, 2005 to $44.8 million from $43.0 million for the three months ended March 31, 2004. Of this increase, $1.3 million relates to properties acquired or developed subsequent to December 31, 2003. Property operating costs represented approximately 31% and 32% of the sum of the rental income and tenant reimbursements revenue for the three months ended March 31, 2005 and 2004, respectively.

Asset and property management fees increased by $2.4 million during the three months ended March 31, 2005 to $7.2 million from $4.8 million for the three months ended March 31, 2004. This increase substantially relates to the addition of asset and property management fees related to properties occupied by government tenants, and the provision that third- party management fees that are reimbursed by tenants no longer reduce management fees payable to Wells Management. Asset and property management fees as a percentage of the sum of rental income and tenant reimbursements revenue were approximately 5% and 4% for the three months ended March 31, 2005 and 2004, respectively.

Depreciation expense increased by $1.1 million during the three months ended March 31, 2005 to $22.0 million from $20.9 million for the three months ended March 31, 2004. This increase is primarily due to the addition to properties acquired or developed subsequent to December 31, 2003. Depreciation expense represented approximately 20% of rental income for the three months ended March 31, 2005 and 2004, respectively.

Amortization increased by $2.3 million during the three months ended March 31, 2005 to $16.1 million from $13.8 million for the three months ended March 31, 2004. This increase is primarily due to a full period’s effect of additional property acquisitions after the adoption of Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), resulting in more acquired assets being classified as intangible lease assets and lease origination assets compared to prior periods resulting in additional amortization expense, as well as the execution of certain second-generation leases at some of our properties and initial leases at recently developed properties. It is expected that amortization of deferred lease costs and intangible lease assets will stabilize during the remainder of 2005 compared to the same periods in 2004, as a full period of amortization expense is recognized relating to our 2004 property acquisitions.

General and administrative expense increased by $0.7 million during the three months ended March 31, 2005 to $3.9 million from $3.2 million for the three months ended March 31, 2004. This increase is primarily attributable to additional regulatory and reporting costs, as well as an increase in administrative salary reimbursements related to a larger portfolio. General and administrative expense represents approximately 3% and 2% of the sum of the rental income and tenant reimbursements revenue for the three months ended March 31, 2005 and 2004, respectively.

Interest expense increased by $4.1 million during the three months ended March 31, 2005 to $10.7 million from $6.6 million for the three months ended March 31, 2004 due to significantly higher average amounts of borrowings outstanding during the first quarter of 2005, as compared to the first quarter of 2004. Interest expense in the future will be dependent upon the amount of borrowings outstanding, current interest rates, and the deferred financing costs associated with obtaining debt facilities. Interest expense is expected to increase in the near term as we intend to refinance the short-term notes taken out in March 2005 with long-term, fixed-rate debt in order to secure low interest rates and mitigate future volatility. Once this refinancing is complete, future interest expense will be comparable, as we will have a majority of borrowings under long-term, fixed-rate debt facilities. Having no amounts currently outstanding under our variable rate lines of credit mitigates our exposure to rising interest rates.

Interest and other income increased by $0.4 million during the three months ended March 31, 2005 to $0.5 million from $0.1 million for the three months ended March 31, 2004. The amount of interest income in each period represents interest earned on cash generated from operations. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be significant or change significantly from the amount earned during the three months ended March 31, 2005. In addition to interest income, during the three months ended March 31, 2005, we earned approximately $189,000 of take-out fees related to our participation in Wells Capital’s 1031 Program, which may not be indicative of amounts earned in future periods, as such income is dependent upon the continuation and growth of the program and our continued involvement.

Equity in income of unconsolidated joint ventures increased by $0.3 million during the three months ended March 31, 2005 to $1.4 million from $1.1 million for the three months ended March 31, 2004. This increase is primarily related to a change in the estimate of the weighted-average composite useful lives for building assets owned by unconsolidated joint ventures to 40 years from 25 years, effective July 1, 2004, thereby resulting in lower depreciation expense and higher resulting net income. Equity in income of unconsolidated joint ventures is expected to fluctuate in future periods due to the disposition of a portion of the underlying properties as part of the portfolio sale (See Note 3 to the accompanying consolidated financial statements).

In accordance with Statement 144, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Discontinued operations were $10.4 million and $9.0 million for the three months ended March 31, 2005 and 2004, respectively, consisting entirely of operations of the Eisenhower Boulevard Building and 23 wholly owned properties classified as held for sale as of March 31, 2005. The Eisenhower Boulevard Building was disposed of during the second quarter 2004. The 23 wholly owned properties were disposed of on April 13, 2005 (See Subsequent Events at the end of this section for more detail).

Net income from continuing operations per share was $0.09 for the three months ended March 31, 2005 and 2004, respectively. In future quarters, we do not expect net income from continuing operations to change significantly from earnings of approximately $0.09 per share per quarter, absent any further dispositions or changes to our tenant base or credit quality.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance, because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

Our calculation of FFO, which excludes the cost of capital improvements and related capitalized interest, is presented in the following table, in thousands:

	Three Months Ended March 31,
	2005	2004
Net income	$50,723	$52,624
Add:
Depreciation of real assets	23,972	24,127
Amortization of lease-related costs	17,726	15,557
Depreciation and amortization—unconsolidated partnerships	820	1,250

FFO	$93,241	$93,558

Weighted-average shares outstanding	473,856	463,394

Through the first quarter 2004, we, and our unconsolidated joint ventures, previously presented the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in our consolidated statements of income. Beginning with the second quarter 2004, we, and our unconsolidated joint ventures, have presented this amortization as amortization expense in our consolidated statements of income, and have reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification results in no change in previously reported net income, however, does increase FFO by approximately $9.9 million for the three months ended March 31, 2004. The primary purpose of this change is to more closely align our presentation of such costs with similar costs as classified by other companies in the real estate industry.

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In accordance with GAAP, we recognized straight-line rental revenue of approximately $4.9 million and $5.3 million during the three months ended March 31, 2005 and 2004, respectively.

•	The amortization of deferred financing costs in the accompanying consolidated statements of income totaled approximately $0.4 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively. Additionally, the loss on extinguishment of debt in the accompanying consolidated statements of income totaled approximately $0 and $0.4 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

•	The amortization of intangible lease assets and intangible lease liabilities recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.3 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively.

REIT Qualification

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our “REIT taxable income,” computed without regard to the dividends-paid deduction and by excluding our net capital gain to our stockholders. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future so as to remain qualified as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and buildings) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate the cost to execute similar leases including leasing commissions, legal, and other related costs.

The fair values of above-market and below-market in-place lease values is recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets and liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. Prior to April 1, 2004, these lease intangibles were amortized as an adjustment to rental income rather than to expense. As such, the related amortization has been reclassified from an adjustment to rental income to expense in the consolidated statements of income for the three months ended March 31, 2004.

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at March 31, 2005.

Related-Party Transactions and Agreements

General

See Note 6 to our consolidated financial statements for a discussion of the various agreements we have with related parties.

Economic Dependency

We have engaged Wells Capital and its affiliates, Wells Management and WIS, to provide certain services that are essential to us, including asset management services, supervision of the management and leasing of properties owned by us, asset acquisition and disposition services, the sale of shares of our common stock pursuant to our dividend reinvestment plan, as well as other administrative responsibilities for us including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital, Wells Management, and WIS.

Wells Capital, Wells Management, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of Wells REIT II common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

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

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I (“Wells Fund I”), and Wells Fund I’s general partners, Wells Capital and Leo F. Wells, III, who is the president and a director of Wells REIT, as well as Wells Management and WIS (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Fund Ias of January 15, 2003. The Original Complaint alleged, among other things, that (a) the general partners, WIS, and Wells Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 – September 5, 1986) of the B units to investors of Wells Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things: (b) the general partners and Wells Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the general partners and Wells Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

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

The plaintiffs seek, among other remedies, the following: judgment against the general partners of Wells Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs, and expenses. The Complaint states that Wells Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs’ filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, WIS, and Mr. Wells to fulfill their duties under the agreements and relationships they have with us.

Commitments and Contingencies

We are subject to certain contingent liabilities and commitments with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Properties Under Construction

•	Commitments Under Existing Lease Agreements

•	Letters of Credit

•	Earn-out Agreements

•	Leasehold Property Obligations

•	Take-out Purchase and Escrow Agreements

•	Litigation

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

Subsequent Events

Sale of Portfolio of Real Estate Assets

On April 13, 2005, we, along with various Wells-affiliated entities, sold 27 properties from our existing portfolio for a gross sales price of $786.0 million, excluding closing costs and brokerage fees, to Lexington Corporate Properties Trust, an unaffiliated third party. We, along with other affiliated property owners, originally purchased the 27 properties from various unaffiliated entities for an aggregate purchase price of approximately $609.7 million. Our share of the $786.0 million in gross sales price is approximately $760.8 million. Our share of the $609.7 million aggregate original purchase price paid for these properties is approximately $587.1 million. Net sales proceeds applicable to our ownership interest is approximately $756.2 million. We recognized a gain of approximately $188.9 million from the sale of these properties in the second quarter of 2005, which is subject to change as additional information becomes available in subsequent periods.

As part of the disposition mentioned above, we sold 23 properties that are wholly owned through various affiliated subsidiaries. Of the $786.0 million gross sales price, approximately $716.1 million is related to these 23 properties, which we originally purchased for an aggregate purchase price of $556.1 million. The names and locations of the properties are listed below:

Property Name	Property Location	Building Square Footage
Bank of America Orange County	Brea, CA	637,503
Capital One Richmond	Glen Allen, VA	225,220
DaimlerChrysler Dallas	Westlake, TX	130,290
Allstate Indianapolis	Indianapolis, IN	89,956
EDS Des Moines	Des Moines, IA	405,000
Kraft Atlanta	Suwanee, GA	87,219
Kerr-McGee	Houston, TX	101,111
PacifiCare San Antonio	San Antonio, TX	142,500
ISS Atlanta	Atlanta, GA	289,000
Experian/TRW	Allen, TX	292,700
Travelers Express Denver	Lakewood, CO	68,165
Dana Kalamazoo	Kalamazoo, MI	150,945
Dana Detroit	Farmington Hills, MI	112,480
Transocean Houston	Houston, TX	155,991
Lucent	Cary, NC	120,000
Ingram Micro	Millington, TN	701,819
Nissan	Irving, TX	268,445
IKON	Houston, TX	157,790
ASML	Tempe, AZ	95,133
Dial	Scottsdale, AZ	129,689
Metris Tulsa	Tulsa, OK	101,100
Alstom Power Richmond	Midlothian, VA	99,057
AT&T Pennsylvania	Harrisburg, PA	81,859

In addition, we sold four properties that are owned through unconsolidated joint ventures with affiliates. Approximately $69.9 million of the $786.0 million gross sale price is related to these four properties, which were originally purchased for an aggregate purchase price of approximately $53.6 million. Our share of the approximately $69.9 million of gross sales price attributable to these four properties is approximately $44.8 million. Our share of the approximately $53.6 million original purchase price for these four properties was approximately $31.0 million. The names and locations of these four properties, along with the name of the joint venture affiliates and our approximate percentage ownership in each of these properties are listed below:

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

Declaration of Special Distribution

On April 19, 2005, our Board of Directors declared a special distribution of $1.62 per share to every stockholder of record as of June 1, 2005, representing substantially all of the net sales proceeds received from the disposition mentioned above. Net sales proceeds is defined as total proceeds received from the sale less closing costs associated with the sale. This special distribution will be considered a return of a portion of the stockholders’ invested capital and, as such, will reduce their remaining investment in our common stock by $1.62 per share.

Amendment to Dividend Reinvestment Plan

On April 19, 2005, our Board of Directors elected to amend our dividend reinvestment plan (“DRP”) effective for shares acquired with dividends declared and paid beginning in June 2005 to lower the purchase price of DRP shares to $8.00 per share.

Loan Refinancing

On May 4, 2005, we refinanced the amount outstanding under the unsecured $45.0 Million Term Loan Agreement by obtaining a long-term, fixed-rate loan from the same lender, JP Morgan Chase Bank, N.A. (the “$45.0 Million Fixed-Rate Loan”). The $45.0 Million Fixed-Rate Loan matures on June 1, 2012, and requires payments of interest only each month at a rate of 5.195% per annum, with all principal and any unpaid interest due on the maturity date. The $45.0 Million Fixed-Rate Loan may not be prepaid before maturity without incurring a prepayment penalty. If we prepay the $45.0 Million Fixed-Rate Loan prior to maturity, the lender is entitled to a prepayment penalty equal to the greater of (A) one percent (1%) of the outstanding principal balance of the loan at the time such payment is received, or (B) the present value as of the date such payment is received of the remaining scheduled payments of principal and interest from the date such payment is received through the maturity date, less the payment received. The $45.0 Million Fixed-Rate Loan is secured by the 4250 N. Fairfax Building, a 14-story office building containing approximately 304,000 aggregate rentable square feet located at 4250 North Fairfax Street in Arlington, Virginia. By obtaining the $45.0 Million Fixed-Rate Loan, we fully repaid and satisfied the $45.0 Million Term Loan Agreement outstanding at March 31, 2005.

On May 5, 2005, we refinanced the amount outstanding under the $105.0 Million Promissory Note by obtaining a $105.0 Million long-term, fixed-rate loan from the same lender, Wachovia Bank, N.A. (the “$105.0 Million Fixed-Rate Loan”). At closing, we obtained the full principal amount of this loan. The $105.0 Million Fixed-Rate Loan matures on May 11, 2015, and requires payments of interest only each month at a rate of 5.29% per annum, with all principal and any unpaid interest due on the maturity date. The $105.0 Million Fixed-Rate Loan may not be prepaid before maturity without incurring a prepayment penalty. If we prepay the $105.0 Million Fixed-Rate Loan prior to maturity, the lender is entitled to a prepayment penalty in an amount equal to the greater of (A) two percent (2.0%) of the principal amount being prepaid, or (B) the present value of a series of payments payable on each payment date from the prepayment date until the maturity date, such payments will be equal to 5.29% per annum minus the lesser of (i) the yield on the U.S. Treasury issue (primary issue) with a maturity date closest to the maturity date, or (ii) the yield on the U.S. Treasury issue (primary issue) with a term equal to the remaining average life of the indebtedness; divided by twelve and multiplied by the principal due after application of the constant monthly payment due under the note on the date of such prepayment. In addition to the amounts described in the preceding sentence, in the event of a prepayment occurring on or prior to the first anniversary of the date of the $105.0 Million Fixed-Rate Loan, an additional prepayment fee equal to three percent (3%) of the principal balance will also be immediately due and payable. The fixed-rate loan is secured by the US Bancorp Building, a 32-story office building containing approximately 930,000 rentable square feet located at 800 Nicollet Mall in Minneapolis, Minnesota. By obtaining the $105.0 Million Fixed-Rate Loan, we fully repaid and satisfied the $105.0 Million Promissory Note outstanding at March 31, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations. We manage our exposure to these market risks through our regular operating and financing activities. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low to moderate level of overall borrowings. Additionally, we manage our ratio of fixed to floating rate debt with the objective of achieving the most efficient mix between favorable rates and exposure to rate changes based on anticipated market conditions. We have and may from time to time enter into interest rate swap agreements or interest rate cap agreements to hedge our exposure to fluctuating interest rates. We do not anticipate any material changes in our exposure to interest rate fluctuations or in our management thereof. We intend to use derivative financial instruments as risk management tools and not for speculative or trading purposes.

All of our debt was entered into for other than trading purposes, and the fair value of our debt approximates its carrying amount.

As of March 31, 2005, $867.1 million of our outstanding debt is subject to fixed rates or is effectively fixed due to an interest rate swap agreement. The outstanding debt has an average interest rate of approximately 4.63% with expirations ranging from 2006 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of March 31, 2005, $143.5 million of our outstanding debt is based on variable interest rates including the amounts outstanding under the two notes related to the share redemption funding in the total amount of approximately $127.0 million. Additionally, the amount outstanding under the $21.1 million term loan payable has stated a variable interest rate; however, we have entered into an interest rate swap agreement that results in a fixed rate of 2.75% for this debt. To the extent that we borrow funds in the future under our variable rate lines of credit, we would have exposure to increases in interest rates, which would increase our cost of debt.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended March 31, 2005, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	The fourth public offering was closed on July 25, 2004. The Registration Statement relating to our dividend reinvestment plan (No. 333-114212) was declared effective on April 5, 2004. The initial sale of shares pursuant to this Registration Statement occurred with respect to dividends declared and paid in September 2004. The net offering proceeds raised pursuant to the dividend reinvestment plan will be used for general corporate purposes, including, but not limited to, the acquisition of interests in additional properties or real estate investments, funding of tenant improvements, leasing commissions and other lease-up costs, repayment of debt, and funding of our share redemption program.

(c)	During the quarter ended March 31, 2005, we redeemed shares as follows (in thousands, except per share amounts):

Period	Approximate Number of Shares Redeemed*	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available that May Yet Be Redeemed in Calendar Year 2005 Under the Plan**
January 2005	—	$10.00	$233,030
February 2005	—	$10.00	$233,030
March 2005	12,970	$10.00	$103,333

*	All shares redeemed were redeemed pursuant to our share redemption program, as amended.
**	Of this maximum amount available for redemptions in calendar year 2005, our board of directors has reserved 15% (approximately $35 million) for redemptions relating to the death of a stockholder and redemptions required to satisfy minimum distribution requirements under the Code.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness during the first quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2005.

ITEM 5.	OTHER INFORMATION

As our stock is currently not listed on a national exchange, there is no significant public trading market for our stock. Consequently, there is the risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Our board of directors has authorized a share redemption program for investors who have held their shares for more than one year, subject to the limitation that (i) during any calendar year, we will not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year, and (ii) in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan.

Any shares we redeem pursuant to our share redemption program are purchased at the lesser of $10 per share or the purchase price paid by the stockholder, less in both instances amounts previously distributed to the stockholder which were attributable to net sales proceeds from the sale of properties. We are under no obligation to redeem shares under our share redemption program, and our board of directors may amend or terminate the share redemption program at any time upon 30 days’ notice.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: May 5, 2005	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Director, and Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit Number	Description of Document
10.70	Purchase and Sale Agreement among Wells Operating Partnership, LP, Wells Fund XII – REIT Joint Venture Partnership, Wells Fund XIII – REIT Joint Venture Partnership, Wells REIT, LLC – VA I, Wells BREA I, L.P., Westlake Wells, L.P., Danacq Farmington Hills LLC, Danacq Kalamazoo LLC, Wells – EDS Des Moines, L.P., Wells Fund XI-Fund XII-REIT Joint Venture, as sellers, and Lexington Corporate Properties Trust, as purchaser, dated February 25, 2005

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002