Form 10-Q
period 2005-06-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2005-08-05
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT For the transition period from to

Commission file number 0-25739

WELLS REAL ESTATE INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-2328421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(770) 449-7800

                                             N/A
(Former name, former address, and former fiscal year, if changed since last report)

Number of shares outstanding of each of the registrant’s
classes of common stock, as of July 31, 2005:

Common Stock, par value $.01 per share: 461,123,079 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [  ] No [X]

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST, INC.

Forward-Looking Statements

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels and generate economies of scale over time;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may impact our ability to retain or obtain new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our lease agreements;

•	Higher than expected property operating expenses, including property taxes, insurance, property management fees, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other defects or adverse conditions at our properties;

•	Our ability to invest stockholder proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements and lease-up costs, out of operating cash flow;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities and ability to refinance such facilities as appropriate;

•	Our ability to pay amounts to our lenders and distributions to our stockholders;

•	Increases in interest rates related to our variable rate debt;

•	Lender-required restrictive covenants relating to our operations, and our ability to satisfy such restrictions;

•	Possible limitations on our ability to borrow funds in the future that may result from our participation in the Section 1031 Exchange Program sponsored by affiliates of Wells Capital;

•	Future demand for our equity securities through our dividend reinvestment plan;

•	Potential changes to our share redemption program or dividend reinvestment plan;

•	The amount of shares redeemed or prices paid to redeem shares under the share redemption program, as approved by our board of directors;

Other operational risks

•	Our reliance on third parties to appropriately manage our properties;

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Higher than expected administrative operating expenses, including expenses associated with operating as a public company;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws and regulations, and the related costs of compliance; and

•	Our ability to generate sufficient cash flow from operations to be able to maintain our dividend at its current level.

PART I.	FINANCIAL STATEMENTS

The information furnished in our accompanying consolidated balance sheets and consolidated statements of income, stockholders’ equity, and cash flows reflects all adjustments, that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells REIT’s Current Report on Form 8-K dated June 10, 2005. Our results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	June 30, 2005 (unaudited)	December 31, 2004
Assets:
Real estate assets, at cost:
Land	$619,436	$687,451
Buildings and improvements, less accumulated depreciation of $264,006 and $265,213 at June 30, 2005 and December 31, 2004, respectively	3,134,376	3,579,059
Intangible lease assets, less accumulated amortization of $82,908 and $62,331 at June 30, 2005 and December 31, 2004, respectively	260,794	313,803
Construction in progress	22,703	27,916
Total real estate assets	4,037,309	4,608,229

Investments in unconsolidated joint ventures	59,622	93,979
Cash and cash equivalents	61,986	39,669
Tenant receivables, net of allowance for doubtful accounts of $565 and $1,092 at June 30, 2005 and December 31, 2004, respectively	86,467	93,269
Due from affiliates	868	1,479
Prepaid expenses and other assets	18,929	14,246
Deferred financing costs, less accumulated amortization of $4,190 and $3,317 at June 30, 2005 and December 31, 2004, respectively	11,017	11,077
Deferred lease costs, less accumulated amortization of $39,140 and $29,438 at June 30, 2005 and December 31, 2004, respectively	174,333	197,241
Investment in bonds	—	64,500
Total assets	$4,450,531	$5,123,689

Liabilities:
Lines of credit and notes payable	$1,037,108	$890,182
Obligations under capital leases	—	64,500
Intangible lease liabilities, less accumulated amortization of $27,498 and $20,536 at June 30, 2005 and December 31, 2004, respectively	113,147	120,451
Accounts payable and accrued expenses	63,548	82,298
Redemptions payable	40,296	—
Due to affiliates	2,892	3,273
Dividends payable	11,503	12,730
Deferred income	18,517	32,469
Total liabilities	1,287,011	1,205,903

Commitments and Contingencies	—	—

Minority Interest	5,147	4,961

Redeemable Common Stock	103,317	225,955

Stockholders’ Equity:
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 900,000,000 shares authorized; 461,568,749 shares issued and outstanding at June 30, 2005, and 473,486,397 shares issued and outstanding at December 31, 2004	4,616	4,735
Additional paid-in capital	3,332,192	4,203,918
Cumulative distributions in excess of earnings	(178,457)	(295,914)
Redeemable common stock	(103,317)	(225,955)
Other comprehensive income	22	86
Total stockholders’ equity	3,055,056	3,686,870
Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,450,531	$5,123,689

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental income	$110,184	$107,061	$220,816	$212,067
Tenant reimbursements	31,952	29,298	63,809	59,203
Lease termination income	3,470	8,368	4,264	8,440
	145,606	144,727	288,889	279,710

Expenses:
Property operating costs	45,387	43,587	90,191	86,538
Asset and property management fees:
Related party	5,457	3,916	11,186	7,320
Other	1,347	1,247	2,806	2,633
Depreciation	22,341	21,135	44,378	42,003
Amortization	16,090	14,645	32,167	28,452
General and administrative	4,802	4,029	8,723	7,180
Lease termination expense	1,128	726	1,128	726
Impairment loss on real estate assets	16,093	—	16,093	—
	112,645	89,285	206,672	174,852

Real estate operating income	32,961	55,442	82,217	104,858

Other income (expense):
Interest expense	(12,398)	(10,480)	(23,070)	(17,064)
Interest and other income	4,060	606	4,520	751
Equity in income of unconsolidated joint ventures	12,421	1,145	13,816	2,283
Loss on extinguishment of debt	—	(1,734)	—	(2,101)
	4,083	(10,463)	(4,734)	(16,131)

Income from continuing operations before minority interest	37,044	44,979	77,483	88,727

Minority interest in earnings of consolidated entities	(144)	(151)	(288)	(277)
Income from continuing operations	36,900	44,828	77,195	88,450

Discontinued operations:
Income from discontinued operations	1,870	8,588	12,299	17,590
Gain on sale	177,382	11,629	177,382	11,629
Income from discontinued operations	179,252	20,217	189,681	29,219
Net income	$216,152	$65,045	$266,876	$117,669

Net income per common share — basic and diluted:
Income from continuing operations	$0.08	$0.10	$0.17	$0.19
Income from discontinued operations	$0.39	$0.04	$0.40	$0.06
Net income per common share	$0.47	$0.14	$0.57	$0.25
Weighted-average shares outstanding — Basic and diluted	464,066,881	464,440,602	468,934,278	463,917,382

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2004
AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	465,050	$4,650	$4,138,017	$(180,261)	$—	$—	$3,962,406

Issuance of common stock	19,494	195	194,747	—	—	—	194,942
Redemptions of common stock	(9,711)	(97)	(97,018)	—	—	—	(97,115)
Dividends ($0.70 per share)	—	—	—	(325,375)	—	—	(325,375)
Commissions on common stock sales and related dealer-manager fees	—	—	(17,617)	—	—	—	(17,617)
Other offering costs	—	—	(757)	—	—	—	(757)
Redeemable common stock	—	—	—	—	(225,955)	—	(225,955)
Shares repurchased upon settlement	(1,347)	(13)	(13,454)				(13,467)
Components of comprehensive income:
Net income	—	—	—	209,722	—	—	209,722
Change in value of interest rate swap	—	—	—	—	—	86	86
Comprehensive income							209,808
Balance, December 31, 2004	473,486	4,735	4,203,918	(295,914)	(225,955)	86	3,686,870

Issuance of common stock	9,471	95	86,969	—	—	—	87,064
Redemptions of common stock	(21,388)	(214)	(205,246)	—	—	—	(205,460)
Special distribution ($1.62 per share)	—	—	(748,526)	—	—	—	(748,526)
Dividends ($0.32 per share)	—	—	—	(149,419)	—	—	(149,419)
Commissions on common stock sales	—	—	(4,633)	—	—	—	(4,633)
Other offering costs	—	—	(290)	—	—	—	(290)
Redeemable common stock	—	—	—	—	122,638	—	122,638
Components of comprehensive income:
Net income	—	—	—	266,876	—	—	266,876
Change in value of interest rate swap	—	—	—	—	—	(64)	(64)
Comprehensive income							266,812
Balance, June 30, 2005	461,569	$4,616	$3,332,192	$(178,457)	$(103,317)	$22	$3,055,056

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Six months ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Income from continuing operations	$77,195	$88,450
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Equity in income of unconsolidated joint ventures	(13,816)	(2,283)
Minority interest in earnings of consolidated entities	288	277
Depreciation	44,378	42,003
Amortization	31,569	28,116
Lease termination expense	1,128	726
Loss on extinguishment of debt	—	2,101
Impairment loss on real estate assets	16,093	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(3,355)	(20,282)
Increase in due from/to affiliates	1,049	—
Increase (decrease) in prepaid expenses and other assets	(11,116)	307
Decrease in accounts payable and accrued expenses	(18,153)	(2,877)
Decrease in deferred income	(13,776)	(745)
Operating distributions received from unconsolidated joint ventures	4,024	5,445
Total adjustments	38,313	52,788
Net cash provided by continuing operations	115,508	141,238
Net cash provided by discontinued operations	14,840	26,171
Net cash provided by operating activities	130,348	167,409
Cash Flows from Investing Activities:
Investment in real estate and related assets	(23,158)	(157,247)
Investment in tenant improvement escrows	(32)	(12)
Contributions to joint ventures	(117)	—
Acquisition and advisory fees paid	(2,995)	(21,123)
Deferred lease costs paid	(2,769)	—
Net sale proceeds from wholly-owned properties	712,247	30,553
Net sale proceeds received from joint ventures	44,440	—
Net cash provided by (used in) investing activities	727,616	(147,829)
Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	294,668	970,687
Repayments of lines of credit and notes payable	(146,779)	(791,631)
Dividends paid	(150,747)	(162,700)
Special distribution	(748,526)	—
Issuance of common stock	87,064	100,873
Redemptions of common stock	(165,468)	(87,488)
Commissions on stock sales and related dealer-manager fees paid	(4,748)	(6,455)
Other offering costs paid	(299)	(13,908)
Deferred financing costs paid	(812)	(9,406)
Other	—	(246)
Net cash used in financing activities	(835,647)	(274)
Net increase in cash and cash equivalents	22,317	19,306
Cash and cash equivalents, beginning of period	39,669	53,267
Cash and cash equivalents, end of period	$61,986	$72,573

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(unaudited)

1.	Organization

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT was incorporated in 1997, commenced operations on June 5, 1998, and qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, or through Wells OP’s subsidiaries. Wells REIT is the sole general partner of Wells OP and possesses full legal control and authority over the operations of Wells OP. Wells Capital is the sole limited partner of Wells OP. Wells OP owns properties directly or through wholly owned subsidiaries and has also entered into certain joint ventures with real estate limited partnerships sponsored by Wells Capital, as well as certain joint ventures with parties not affiliated with Wells REIT or Wells Capital. References to Wells REIT herein shall include all subsidiaries of Wells REIT, including Wells OP, its subsidiaries, and consolidated joint ventures. See Note 7 included herein for a further discussion of Wells Capital.

At June 30, 2005, Wells REIT owned interests in 82 properties either directly or through joint ventures comprising approximately 20.6 million square feet of commercial office and industrial space located in 23 states and the District of Columbia. At June 30, 2005, these properties were approximately 96% leased.

Since its inception, Wells REIT has completed four public offerings of common stock at $10 per share. Combined with the dividend reinvestment program, such offerings have provided approximately $5.0 billion in total offering proceeds. Out of these proceeds, Wells REIT paid costs associated with the offerings of (1) approximately $168.1 million in acquisition and advisory fees and acquisition expenses, (2) approximately $468.6 million in selling commissions and dealer manager fees, and (3) approximately $62.6 million in organization and other offering costs. In addition, Wells REIT used approximately $380.6 million to redeem shares pursuant to Wells REIT’s share redemption program and to repurchase shares resulting from a legal settlement. The remaining offering proceeds of approximately $4.0 billion were primarily used to fund the purchase of real estate assets. During the quarter ended June 30, 2005, Wells REIT distributed approximately $748.5 million of net sales proceeds as a return of capital to stockholders of record as of June 1, 2005. Wells REIT’s fourth public offering closed on July 25, 2004, and Wells REIT does not anticipate offering additional shares to the public.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in Wells REIT’s Current Report on Form 8-K dated June 10, 2005.

Investments in Unconsolidated Joint Ventures

Wells REIT has adopted the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of ARB No. 51, Consolidated Financial Statements. FIN 46(R) requires the identification and consolidation of variable interest entities (“VIEs”), which are defined as entities with a level of invested equity insufficient to fund future activities on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest.

Wells REIT has interests in certain unconsolidated joint venture partnerships. The joint venture partners of the unconsolidated joint ventures in which Wells REIT owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of the venture. However, management has evaluated such joint ventures and determined that they are not VIE’s under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Wells REIT maintains a share redemption program that allows stockholders to redeem shares held at a specified price within certain limitations. Under Accounting Series Release No. 268,  Presentation in Financial Statements of Redeemable Preferred Stock, if the redemption of shares is outside the control of the issuer, such shares are required to be classified as mezzanine, or temporary, equity. Wells REIT’s share redemption program was amended for redemptions made beginning in January 2004. The amended plan modified the share redemption program by, among other things, removing the discretionary feature of approving redemption requests, subject to the board of directors’ ability to amend or terminate the share redemption plan at any time upon 30 days’ notice. Redemptions are limited to, among other things, the aggregate proceeds received from the dividend reinvestment plan. Since cumulative funds received under the dividend reinvestment plan totaled approximately $470.5 million and aggregate redemptions totaled approximately $367.2 million at June 30, 2005, the difference of approximately $103.3 million has been recorded as redeemable common stock on the consolidated balance sheet and statement of stockholders’ equity.

Effective July 1, 2003, Wells REIT adopted Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), which requires, among other things, that financial instruments which represent a mandatory obligation of the company to repurchase its shares be classified as liabilities and reported at settlement value. Wells REIT’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS No. 150 is not applicable until such shares are tendered for redemption by the holder, at which time Wells REIT reclassifies such obligations from mezzanine equity to a liability, based upon settlement value.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123-R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123-R applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services, including services provided by employees. SFAS No. 123-R requires Wells REIT to recognize expense for all stock options awarded to employees over the respective vesting periods. SFAS No. 123-R will become applicable to Wells REIT effective January 1, 2006. To date, the fair value of options granted by Wells REIT is $0. The adoption of this statement is not expected to have a material effect on Wells REIT’s financial position or results of operations.

In July 2005, the FASB issued Staff Position (“FSP”) Statement of Position (“SOP”) 78-9-1, Interaction of American Institute of Certified Public Accountants (“AICPA”) SOP 78-9 and Emerging Issues Task Force (“EITF”) Issue No. 04-5”. The EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights stating that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive “kick-out” rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This EITF and FSP are effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, this guidance is effective no later than January 1, 2006. Wells REIT is currently evaluating the impact of this FSP on its financial statements.

Impairment

Wells REIT’s policy is to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which Wells REIT has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, Wells REIT assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, Wells REIT adjusts the real estate and related intangible assets to the estimated fair values, as defined by Statement of Financial Accounting Standard No. 144 (“FAS 144”), and recognizes impairment losses. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform to the current period financial statement presentation.

3.	Impairment of Real Estate Assets

During second quarter 2005, Wells REIT reduced its intended holding period for the IRS Long Island Building (the “Long Island Building”), which was purchased in September 2002 and consists of one building totaling approximately 238,000 square feet.

The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005, for approximately all of the space which will become available in July 2005, and the assessment of the leasing assumptions for this building, including market rents and the related costs and down-time necessary to complete the releasing.

Based on a comparison of the projected undiscounted future cash flows and the net book value of the asset, while performing the quarterly procedures in connection with evaluation of impairment in connection with the preparation of the financial statements for the Form 10-Q for the period ended June 30, 2005, Wells REIT determined that the carrying value of the asset was not recoverable and recorded an impairment loss on real estate assets in the amount of approximately $16.1 million during the three months ended June 30, 2005 to write down the Long Island Building to its estimated fair value, based upon the present value of undiscounted cash flows as previously described.

4.	Real Estate Disposition

On April 13, 2005, Wells REIT, along with various Wells-affiliated entities, sold 27 properties from its existing portfolio for a gross sales price of $786.0 million, excluding closing costs and brokerage fees, to Lexington Corporate Properties Trust, an unaffiliated third party. Wells REIT and other affiliated property owners originally purchased the 27 properties from various unaffiliated entities for an aggregate purchase price of approximately $609.7 million. Wells REIT’s share of the $786.0 million in gross sales price is approximately $760.8 million. Wells REIT’s share of the $609.7 million aggregate original purchase price paid for these properties is approximately $587.1 million. Net sales proceeds applicable to Wells REIT is approximately $756.3 million. Wells REIT recognized a gain of approximately $189.2 million (including approximately $11.8 million from investment in unconsolidated joint ventures) from the sale of these properties in the second quarter of 2005, which may be subject to change as additional information becomes available in subsequent periods. Approximately $64.5 million in obligations under capital leases, as well as the offsetting investment in bonds of the same amount, were sold as part of the sales transaction. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), Wells REIT classified the results of operations and cash flows related to these wholly owned 23 properties, as well as the results of operations and cash flows for the Eisenhower Boulevard Building sold in June 2004, as discontinued operations in the accompanying financial statements.

The detail comprising income from discontinued operations as presented in the accompanying consolidated statements of income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Rental income	$2,005	$14,921	$16,989	$30,038
Tenant reimbursements	457	2,268	2,686	4,647
Lease termination income	—	65	—	148
	2,462	17,254	19,675	34,833
Expenses:
Property operating costs	756	2,773	3,356	5,380
Asset and property management fees
Related party	51	619	371	1,299
Other	2	140	135	258
General and administrative expenses	36	240	183	403
Depreciation	—	3,181	1,936	6,440
Amortization	223	1,713	1,872	3,463
	1,068	8,666	7,853	17,243

Real estate operating income	1,394	8,588	11,822	17,590

Other income (expense):
Interest expense	(151)	(1,131)	(1,281)	(2,261)
Interest and other income	627	1,131	1,758	2,261
Gain on sale	177,382	11,629	177,382	11,629
	177,858	11,629	177,859	11,629

Income from discontinued operations	$179,252	$20,217	$189,681	$29,219

5.	Lines of Credit and Notes Payable

As of June 30, 2005 and December 31, 2004, Wells REIT had lines of credit and notes payable outstanding as follows (in thousands):

	June 30, 2005	December 31, 2004
Secured Pooled Facility	$350,000	$350,000
Aon Center Chicago Mortgage Note	200,000	200,000
Leo Burnett Building Mortgage Note	120,000	120,000
WDC Mortgage Note	115,167	115,167
$105.0 Million Fixed-Rate Loan	105,000	—
$45.0 Million Fixed-Rate Loan	45,000	—
$105.0 Million Promissory Note	—	—
$45.0 Million Term Loan Agreement	—	—
3100 Clarendon Boulevard Building Mortgage Note	35,413	35,716
One Brattle Square Building Mortgage Note	29,485	30,143
1075 West Entrance Building Mortgage Note	16,391	16,672
Merck Construction Loan	20,652	12,984
$85 Million Secured Line of Credit	—	9,500
	$1,037,108	$890,182

During the six months ended June 30, 2005, Wells REIT had the following activity with respect to its lines of credit and notes payable.

On May 4, 2005, Wells REIT refinanced the amount outstanding under the unsecured $45.0 Million Term Loan Agreement by obtaining a long-term, fixed-rate loan from the same lender, JP Morgan Chase Bank, N.A. (the “$45.0 Million Fixed-Rate Loan”). The $45.0 Million Fixed-Rate Loan matures on June 1, 2012, and requires payments of interest only each month at a rate of 5.195% per annum, with all principal and any unpaid interest due on the maturity date. The $45.0 Million Fixed-Rate Loan may not be prepaid before one month from maturity without incurring a prepayment penalty. If the lender declares the loan due pursuant to their rights in the underlying loan document prior to maturity, the lender is entitled to a prepayment penalty equal to the greater of (A) one percent (1%) of the outstanding principal balance of the loan at the time such payment is received, or (B) the present value as of the date such payment is received of the remaining scheduled payments of principal and interest from the date such payment is received through the maturity date, less the payment received. If Wells REIT elects to repay the loan prior to maturity, the loan must be defeased in accordance with the terms described in the underlying loan document. The $45.0 Million Fixed-Rate Loan is secured by the 4250 N. Fairfax Building, a 14-story office building containing approximately 304,000 aggregate rentable square feet located at 4250 North Fairfax Street in Arlington, Virginia. By obtaining the $45.0 Million Fixed-Rate Loan, Wells REIT fully repaid and satisfied the $45.0 Million Term Loan Agreement outstanding at March 31, 2005.

On May 5, 2005, Wells REIT refinanced the amount outstanding under the $105.0 Million Promissory Note by obtaining a $105.0 Million long-term, fixed-rate loan from the same lender, Wachovia Bank, N.A. (the “$105.0 Million Fixed-Rate Loan”). At closing, Wells REIT obtained the full principal amount of this loan. The $105.0 Million Fixed-Rate Loan matures on May 11, 2015, and requires payments of interest only each month at a rate of 5.29% per annum, with all principal and any unpaid interest due on the maturity date. The $105.0 Million Fixed-Rate Loan may not be prepaid before two months from maturity without incurring a prepayment penalty. If the lender declares the loan due pursuant to their rights in the underlying loan document prior to maturity, the lender is entitled to a prepayment penalty in an amount equal to the greater of (A) two percent (2.0%) of the principal amount being prepaid, or (B) the present value of a series of payments payable on each payment date from the prepayment date until the maturity date, such payments will be equal to 5.29% per annum minus the lesser of (i) the yield on the U.S. Treasury issue (primary issue) with a maturity date closest to the maturity date, or (ii) the yield on the U.S. Treasury issue (primary issue) with a term equal to the remaining average life of the indebtedness; divided by twelve and multiplied by the principal due after application of the constant monthly payment due under the note on the date of such prepayment. In addition to the amounts described in the preceding sentence, in the event of a prepayment occurring on or prior to the first anniversary of the date of the $105.0 Million Fixed-Rate Loan, an additional prepayment fee equal to three percent (3%) of the principal balance will also be immediately due and payable. If Wells REIT elects to repay the loan prior to maturity, the loan must be defeased in accordance with the terms described in the underlying loan document. The fixed-rate loan is secured by the U.S. Bancorp Building, a 32-story office building containing approximately 930,000 rentable square feet located at 800 Nicollet Mall in Minneapolis, Minnesota. By obtaining the $105.0 Million Fixed-Rate Loan, Wells REIT fully repaid and satisfied the $105.0 Million Promissory Note outstanding at March 31, 2005.

Cash paid for interest, including amounts capitalized, was approximately $22.6 million and $14.2 million for the six months ended June 30, 2005 and 2004, respectively.

6.	Supplemental Disclosures of Non-Cash Investing and Financing Activities

	Six months ended June 30, (in thousands)
	2005	2004
Acquisition and advisory fees applied to investments	$1,587	$357
Acquisition and advisory fees due to affiliate	$—	$1,594
Sales commissions payable	$—	$3,748
Acquisition of intangible lease liability	$—	$2,316
Dividends payable	$11,503	$11,541
Accrued capital expenditures	$3,291	$2,605
Due from affiliates	$868	$7,391
Assumption of loan upon acquisition of property	$—	$31,136
Redemptions payable	$40,296	$—
Redeemable common stock	$103,317	$145,117

7.	Related-Party Transactions

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

The fee for these services will be payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties owned by Wells REIT plus its interest in properties held through joint ventures. This fee is reduced by (i) tenant reimbursed property management fees paid to Wells Management, and (ii) in the event that Wells Management retains an independent third-party property manager to manage one or more properties currently being managed by Wells Management, the amount of property management fees paid to such third-party property managers. At the option of Wells Management, up to 10% of such monthly fee may be paid in shares of common stock of Wells REIT. These fees are recorded in the accompanying consolidated statements of income as asset and property management fees-related party. Wells REIT incurred $5.5 million and $11.6 million in such fees for the three months and six months ended June 30, 2005, respectively, of which approximately $0.1 million and $0.4 million is included in income from discontinued operations (See Note 4). Under the 2004 Asset/Property Management Agreement, Wells REIT incurred $8.6 million in total asset and property management fees for the six months ended June 30, 2004, of which approximately $1.3 million is included in income from discontinued operations.

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

Wells REIT incurred no disposition, incentive, or listing fees during the six months ended June 30, 2005. However, on February 21, 2005, the board of directors of Wells REIT approved a subordinated disposition fee of 0.33% of the gross sale price of the properties sold (see Note 4 for more details) to be paid to Wells Management as a result of the closing of this transaction. Since the conditions (mentioned above) have not been met at this time, this fee was not paid at the closing of the property sale but will be paid only in the event and at the time that the conditions are met.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
Acquisition and advisory fees and reimbursement of acquisition expenses	$0	(1)	$1,594	$1,587	$3,531

(1)

No acquisition and advisory fees were incurred for the three months ended June 30, 2005, as proceeds from the dividend reinvestment plan were used to fund repurchases of shares of common stock pursuant to the Wells REIT’s share redemption program.

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

As Wells REIT acquired no new properties during the second quarter of 2005, no additional property management fees were incurred under this agreement for the three months and six months ended June 30, 2005. However, Wells REIT incurred approximately $186,482 and $329,871 in construction management services under this agreement for the three months and six months ended June 30, 2005, respectively.

The 2005 Property Management Agreement has a one-year term and automatically renews unless either side gives notice of its intent not to renew. In addition, either party may terminate the 2005 Property Management Agreement upon 60 days’ written notice.

Under the 2005 Asset Advisory Agreement, the 2005 Acquisition Advisory Agreement and the 2005 Property Management Agreement, Wells REIT is required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who are directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for employee-related expenses may not exceed $8.2 million in the aggregate during any fiscal year. Wells REIT incurred approximately $2.3 million and $2.0 million for the three months ended June 30, 2005 and 2004, respectively, and $4.5 million and $3.6 million for the six months ended June 30, 2005 and 2004, respectively. These reimbursements are included in general and administrative expenses in the consolidated statements of income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Commissions	$1,851	$3,187	$4,064	$7,061
Portion of commissions reallowed	In excess of 99%	In excess of 99%	In excess of 99%	In excess of 99%

Due From/To Affiliates

Due from affiliates included in the consolidated balance sheets is primarily comprised of Wells REIT’s share of the cash to be distributed from its joint venture investments. Due to affiliates included in the consolidated balance sheets is primarily comprised of accrued administrative salaries and other non-salary operating expense reimbursements to Wells Capital and Wells Management, and accrued asset management fees owed to Wells Management.

Economic Dependency

Wells REIT has engaged Wells Capital and its affiliates, Wells Management and WIS, to provide certain services that are essential to Wells REIT, including asset management services, supervision of the management and leasing of properties owned by Wells REIT, asset acquisition and disposition services, the sale of shares of Wells REIT common stock pursuant to its dividend reinvestment plan, as well as other administrative responsibilities for Wells REIT including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, Wells REIT is dependent upon Wells Capital, Wells Management, and WIS.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells III, the president and director of Wells REIT, Wells Capital and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051 6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

8.	Commitments and Contingencies

Properties Under Construction

As of June 30, 2005, Wells REIT had three executed construction agreements with unrelated third parties for the purpose of constructing two buildings, Merck New Jersey and Citigroup Fort Mill, and one building expansion, TRW Denver. As of June 30, 2005, Wells REIT had approximately $9.4 million in costs remaining to be incurred under these contracts.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expend certain amounts of capital to expand an existing property, construct on adjacent property, or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At June 30, 2005, no tenants have exercised such options, which have not been fully satisfied as of that date.

Letters of Credit

At June 30, 2005, Wells REIT had two unused letters of credit totaling approximately $28.4 million outstanding from financial institutions. One of these letters of credit in the amount of $400,000 expires in February 2006, and the other letter of credit expires in December 2005. These letters of credit were required by unrelated third parties to ensure completion of Wells REIT’s obligations under certain earn-out and related construction agreements.

Earn-out Agreements

Wells REIT acquired certain properties subject to purchase agreements that require Wells REIT to pay additional consideration to the seller provided certain unleased space is leased within a specified period after closing based on a pre-determined formula. As of June 30, 2005, no amounts are due under the remaining earn-out agreement.

Leasehold Property Obligations

Certain properties are subject to ground leases with various expiration dates as disclosed in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2004.

Take-out Purchase and Escrow Agreements

As of June 30, 2005, Wells REIT had commitments outstanding under one Take-out Purchase and Escrow Agreement (the “Take-out Agreement”). Under the terms of the Take-out Agreement, Wells REIT has committed to purchase any unsold co-tenancy interests in properties acquired by subsidiaries of Wells Management, an affiliate of Wells Capital (See Note 7 above), by the Offering Period End Date, as defined (See table below). Wells Management acquired these properties with the intent of selling co-tenancy interests in each property to persons seeking qualified replacement property pursuant to Section 1031 of the Code.

Information on open Take-out Agreements at June 30, 2005 is as follows:

Location of Property	Property Acquisition Date	Offering Period End Date	Initial Maximum Exposure	Remaining Exposure at June 30, 2005	Fee Earned
Livermore, CA	August 20, 2004	August 20, 2005 (1)	$19.6 million	$7.6 million	$114,862

(1)

On May 18, 2005, Wells REIT agreed to extend the take-out period from May 20, 2005 to August 20, 2005 in consideration for an additional take-out fee of approximately $31,550, which is included in the fees earned disclosure above.

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

9.	Subsequent Events

On July 19, 2005, the board of directors of Wells REIT determined that the amount of shares reserved for redemptions upon death and required minimum distribution redemptions (“Death and RMD Redemptions”) for calendar year 2005 be reduced to accommodate all ordinary redemptions made during the month of June 2005, provided that the amount of shares reserved for Death and RMD Redemptions not be reduced below 12% of shares available for redemption in 2005. The board of directors of Wells REIT also determined to reserve all shares available for redemption in calendar year 2005 remaining after the completion of the June 2005 share redemptions for Death and RMD Redemptions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto. See also “Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Current Report on Form 8-K dated June 10, 2005.

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

We expect that our primary source of future cash flows will be cash provided by operating activities that are primarily generated from the operations of our properties and distributions from our unconsolidated joint ventures. We believe there is a possibility of generating additional cash through the selective and strategic sale of certain operating properties (See a description of recently sold properties in Note 4 to the accompanying consolidated financial statements). Dividends paid will be dependent upon the amount of cash we generate from operating activities and on our expectations of future cash flows and determination of near term cash needs for capital improvements, tenant re-leasing, share redemptions, and debt repayments.

Short-Term Liquidity and Capital Resources

During the six months ended June 30, 2005, we generated approximately $130.3 million of cash flow from operating activities. This cash was generated primarily from revenues at our properties and operating distributions from our unconsolidated joint ventures net of cash paid for property operating expenses, asset and property management fees, general administrative expenses, and interest expense. From cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $150.7 million during the six months ended June 30, 2005. Dividends paid during the three months ended March 31, 2005 exceeded operating cash flow for that period, primarily as a result of paying certain annual nonrecurring expenditures during the first quarter of 2005 including, among other items, prepaid property insurance and accrued real estate taxes. However, operating cash flow for the three months ended June 30, 2005 covered dividends paid during that period, and we expect operating cash flow to cover dividends to be paid to stockholders for the year ended December 31, 2005 as well. Other than dividends paid to stockholders, our most significant cash outflow during the six months ended June 30, 2005 was the redemption of common stock pursuant to our share redemption program. We funded these redemptions primarily with borrowings from new debt facilities, as described below, and from proceeds received in June 2005 pursuant to our dividend reinvestment plan. As of June 30, 2005, the pool of shares available for ordinary redemption requests for calendar year 2005 has been fully exhausted. The only shares remaining available for redemption over the remainder of the year are redemption requests related to the death of a stockholder or requests related to required minimum distributions. Additionally, capital additions of approximately $23.2 million consisted of improvements made at our existing properties, or as part of ongoing construction projects, which were funded by (1) proceeds from the issuance of common stock under our dividend reinvestment plan, net of commissions and selling expenses, and net of amounts used to redeem shares under our share redemption program, and (2) net new borrowings under lines of credit and notes payable.

During the six months ended June 30, 2005, we raised approximately $87.1 million from issuing common stock under our dividend reinvestment plan and paid approximately $5.0 million in commissions and offering costs, a portion of which related to the payment of fees accrued at December 31, 2004, and approximately $3.0 million in acquisition advisory fees and acquisition expenses, a portion of which related to the payment of fees accrued at December 31, 2004. During the six months ended June 30, 2005, investors redeemed approximately

$165.5 million in shares under the terms of our share redemption program. In addition, approximately $40.3 million of redemptions were approved by June 30, 2005 and paid subsequent to period end. Under the program, there were approximately 23.3 million shares available for redemptions in 2005. Approximately 1.9 million shares remain available for the remainder of the year to redeem shares upon the death of a stockholder and required minimum distribution redemptions (see Subsequent Events below). During the first quarter of 2005, we used proceeds from two short-term loans to fund the backlog of redemptions existing from 2004, as well as requests received during the first quarter of 2005. During the second quarter of 2005, we refinanced these two short-term loans with long term, fixed-rate debt, and redeemed additional shares, exhausting the portion of shares relating to ordinary redemptions.

With respect to net new borrowings, we received $294.7 million in gross proceeds from lines of credit and notes payable, and repaid $146.8 million. Included in the new borrowings were two long-term facilities, mentioned above, which were used to repay the short-term loans originally used to fund the accumulated redemption requests pursuant to our share redemption program in first quarter 2005. In connection with these facilities, we incurred approximately $800,000 in fees and expenses associated therewith. We used substantially all of the proceeds from these long-term facilities to repay the short-term loans used to redeem accumulated redemption requests from 2004 and to fund additional requests during the second quarter of 2005 pursuant to our share redemption program.

On April 13, 2005, we sold 27 properties, some of which were owned jointly with affiliated entities, for net sales proceeds attributable to our ownership of approximately $756.7 million pursuant to a contract with a third-party purchaser. Subsequent to the transaction closing and period end, the board of directors declared a special distribution of substantially all of the net sales proceeds to stockholders in the form of a return of invested capital to stockholders of record on June 1, 2005. As a result of this sale, the amount of cash generated by properties will decrease and the amount available for quarterly dividends will also decrease. We, therefore, expect the gross dollar value of dividends declared to decrease in future quarterly periods as compared to the gross dollar value of dividends declared before the sale of properties noted above. However, we currently anticipate that our dividend will remain at its current level for at least the remainder of 2005. Because we did not reduce debt with the proceeds of this sale and the amount of assets held decreased as a result of the sale, our ratio of debt to total assets increased from approximately 17% as of December 31, 2004 to approximately 23% following the close of this sale and return of net sales proceeds to our stockholders in June 2005.

We believe that cash on hand, tenant receivables, and due from affiliates are sufficient to cover our working capital needs, including accounts payable and accrued expenses, and redemptions payable of approximately $103.8 million.

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

We expect substantially all net cash from operations will be used to pay dividends. To the extent that capital expenditures at our existing properties exceed excess operating cash flow, we may borrow to fund these capital expenditures. We are currently projecting that capital expenditures necessary at our existing properties over the next five years will total approximately $256.2 million, including tenant improvements, leasing commissions, and building capital improvements. To the degree that cash flows provided by operations are lower due to lower returns on properties, dividends paid may be lower. Proceeds raised from sales of shares under our dividend reinvestment plan in excess of amounts used to fund share redemptions may be utilized for capital improvements or expansion at our properties or to fund or partially fund new property acquisitions. Our cash flow from operations depends significantly on market rents and the ability of tenants to make rental payments. We believe that the diversity of our tenant base and the focus placed on relatively high credit-quality tenants help mitigate the risk of tenant bankruptcies. Conversely, economic downturns in general or in one or more of our core markets could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs could adversely affect our ability to pay dividends at expected levels. We have approximately $135.0 million of current borrowing capacity under our existing credit facilities as of June 30, 2005.

Results of Operations

Overview

As of June 30, 2005, we owned interests in 82 real estate properties that were approximately 96% leased. The 23 wholly owned properties, which were sold on April 13, 2005, are classified as discontinued operations in the accompanying consolidated statements of income for each of the periods presented (See Note 4 to the accompanying consolidated financial statements for more information). Our results of income from continuing operations have not changed significantly for each period presented primarily as a result of the more stable nature of our existing portfolio, notably related to the small number of properties acquired during the periods subsequent to December 31, 2003. We expect virtually all components of income from continuing operations in the statement of income to be comparable in 2005, as compared to 2004, as we do not expect the majority of our continuing operating results of individual properties to change significantly in the near term. Rental revenues are generally based on long-term leases that do not allow for significant increases in rental income and do not expire in the near term. Additionally, we generally do not expect a significant increase in continuing operating expenses at existing properties, but to the extent that operating expenses do increase, the majority of our in-place leases have clauses that require the tenants to bear the substantial majority of the burden of such increases.

Comparison of the three months ended June 30, 2005 versus the three months ended June 30, 2004

Continuing Operations

Rental income increased by $3.1 million during the three months ended June 30, 2005 to $110.2 million from $107.1 million for the three months ended June 30, 2004. Substantially all of this increase relates to properties acquired or developed subsequent to March 31, 2004. Tenant reimbursements increased by $2.7 million during the three months ended June 30, 2005 to $32.0 million from $29.3 million for the three months ended June 30, 2004. This increase relates to properties acquired or developed subsequent to March 31, 2004, as well as an increase in the recovery percentage of property operating costs, partially related to tenant-specific bill backs as compared to the same period in 2004.

Lease termination income was $3.5 million for the three months ended June 30, 2005 as compared to $8.4 million for the three months ended June 30, 2004. The income for the three months ended June 30, 2005 primarily relates to the termination of the Novartis lease at the Novartis Atlanta building. As of June 30, 2005, a replacement tenant had not been secured for the vacant space. Lease termination income for the three months ended June 30, 2004 relates to the termination of a portion of the Metris Direct, Inc. lease at the 10900 Wayzata Boulevard Building. At the time of the lease termination, a new long-term lease was executed with Siemens Real Estate, Inc. for all the vacated space. We do not expect that lease termination income for the three months ended June 30, 2005 will be comparable in future periods, as such income is dependent upon the timing of the execution of such termination agreements.

Property operating expenses increased by $1.8 million during the three months ended June 30, 2005 to $45.4 million from $43.6 million for the three months ended June 30, 2004. Of this increase, approximately $0.9 million relates to properties acquired or developed subsequent to March 31, 2004. The remaining difference relates primarily to an increase in utility expenses realized at our properties as compared to the same period in 2004. Property operating costs represented approximately 32% of the sum of the rental income and tenant reimbursements revenue for the three months ended June 30, 2005 and 2004.

Asset and property management fees increased by $1.6 million during the three months ended June 30, 2005 to $6.8 million from $5.2 million for the three months ended June 30, 2004. This increase relates to properties acquired subsequent to March 31, 2004, as well as the addition of asset and property management fees related to properties occupied by government tenants effective July 1, 2004, and the fact that third-party management fees reimbursable by tenants are no longer considered a reduction of management fees payable to Wells Management effective July 1, 2004. Asset and property management fees as a percentage of the sum of rental income and tenant reimbursements revenue were approximately 5% and 4% for the three months ended June 30, 2005 and 2004, respectively.

Depreciation expense increased by $1.2 million during the three months ended June 30, 2005 to $22.3 million from $21.1 million for the three months ended June 30, 2004. This increase is largely due to the addition of properties acquired or developed subsequent to March 31, 2004. Depreciation expense represented approximately 20% of rental income for the three months ended June 30, 2005 and 2004, respectively.

Amortization increased by $1.5 million during the three months ended June 30, 2005 to $16.1 million from $14.6 million for the three months ended June 30, 2004. Substantially all of this increase relates to those properties acquired subsequent to March 31, 2004. Amortization increased at a higher rate than depreciation expense because the period of amortization is the individual lease term, which is generally shorter than the useful life of the real estate asset.

General and administrative expense increased by $0.8 million during the three months ended June 30, 2005 to $4.8 million from $4.0 million for the three months ended June 30, 2004. This increase is primarily attributable to additional regulatory and reporting costs, as well as an increase in administrative salary reimbursements related to owning a larger portfolio of real estate assets in second quarter 2005 versus the second quarter 2004. General and administrative expense represents approximately 3% of the sum of the rental income and tenant reimbursements revenue for the three months ended June 30, 2005 and 2004.

Lease termination expense was $1.1 million for the three months ended June 30, 2005 as compared to $0.7 million for the three months ended June 30, 2004. The expense for three months ended June 30, 2005 is comprised of approximately $0.3 million in charges associated with the Novartis Atlanta lease, and approximately $0.8 million in charges associated with Aon in the 1901 Main Street Irvine Building. These charges relate to straight-line rent and lease intangibles that were charged to expense as a result of these terminations. The expense for the three months ended June 30, 2004 relates primarily to charges associated with the Metris Direct, Inc. lease termination at the 10900 Wayzata Boulevard Building. We do not expect that these charges will be comparable to future periods, as such expense will be dependent upon the execution of such agreements, the timing of which is unpredictable.

During the three months ended June 30, 2005, we recognized an impairment loss of approximately $16.1 million as a result of reducing the intended holding period for the IRS Long Island Building (the “Long Island Building”). The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005 for approximately all of the space which will become available in July 2005, and the assessment of the leasing assumptions for this building, including market rents and the related costs and down-time necessary to complete the releasing (see Note 3 to our accompanying consolidated financial statements).

Interest expense increased by $1.9 million during the three months ended June 30, 2005 to $12.4 million from $10.5 million for the three months ended June 30, 2004 due to significantly higher average amounts of borrowings outstanding during the second quarter of 2005, as compared to the second quarter of 2004. We expect that future interest expense will be comparable to current amounts, as we have a majority of borrowings under long-term, fixed-rate debt facilities. Having no amounts currently outstanding under our variable rate lines of credit mitigates our exposure to rising interest rates.

Interest and other income increased by $3.5 million during the three months ended June 30, 2005 to $4.1 million from $0.6 million for the three months ended June 30, 2004. The amount of interest income in each period represents interest earned on cash generated from operations and the sale of real estate assets. During the three months ended June 30, 2005, cash on hand was significantly greater than during the three months ended June 30, 2004 due to the proceeds from the 27-property portfolio sale on April 13, 2005, which were distributed to stockholders on June 14, 2005. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be consistent with the amount earned during the three months ended June 30, 2005.

Equity in income of unconsolidated joint ventures increased by $11.3 million during the three months ended June 30, 2005 to $12.4 million from $1.1 million for the three months ended June 30, 2004. This increase is primarily related to gain on the sale of four properties (all of which were part of the portfolio sale mentioned above) owned by unconsolidated joint ventures during the three months ended June 30, 2005. We do not expect that equity in income of unconsolidated joint ventures reported for the three months ended June 30, 2005 will be comparable to equity in income of unconsolidated joint venture for future periods due to the aforementioned property disposition.

During the three months ended June 30, 2005, we did not recognize a loss on extinguishment of debt. However, we recognized a loss on extinguishment of debt of approximately $1.7 million during the three months ended June 30, 2004. In May 2004, we repaid in full and terminated our $500 million credit facility with Bank of America, N.A. and charged $1.7 million in associated unamortized deferred financing costs to earnings. Loss on extinguishment of debt is not expected to be indicative of amounts in future periods as such costs are generally dependent upon altering our financing structure and we have no plans for significantly changing our current financing structure.

Income from continuing operations per share was $0.08 and $0.10 for the three months ended June 30, 2005 and 2004, respectively. The decrease is attributable to the effect of the impairment loss on our IRS Long Island building, partially offset by higher than normal interest income earned on net sales proceeds held from the portfolio disposition before being distributed to investors in June 2005, as discussed above. In future quarters, we do not expect net income from continuing operations to change significantly from earnings of approximately $0.10 per share per quarter, absent any further dispositions or changes to our tenant base or credit quality.

Discontinued Operations

In accordance with Statement 144, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was $179.3 million and $20.2 million for the three months ended June 30, 2005 and 2004, respectively. These amounts consist entirely of operations of the Eisenhower Boulevard Building and the 23 wholly-owned properties sold as part of the portfolio sale (as mentioned above) that were disposed of during the second quarter 2004 and April 2005, respectively, as well as the associated gain on sale realized with each transaction. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the six months ended June 30, 2005 versus the six months ended June 30, 2004

Continuing Operations

Rental income increased by $8.7 million during the six months ended June 30, 2005 to $220.8 million from $212.1 million for the six months ended June 30, 2004. Of this increase, approximately $7.9 million relates to properties acquired or developed subsequent to December 31, 2003. Tenant reimbursements increased by $4.6 million during the six months ended June 30, 2005 to $63.8 million from $59.2 million for the six months ended June 30, 2004. This increase relates to properties acquired or developed subsequent to December 31, 2003, as well as an increase in the recovery percentage of property operating costs, partially related to tenant-specific bill backs as compared to the same period in 2004.

Lease termination income was $4.3 million for the six months ended June 30, 2005 as compared to $8.4 million for the six months ended June 30, 2004. The income for the six months ended June 30, 2005 primarily relates to the termination of the Novartis lease at the Novartis Atlanta building and to the termination of the Motorola, Inc. lease at the River Corporate Center Building. At the time of the Motorola lease termination, a new lease was executed with Countrywide Home Loans, Inc. for all of the vacated space. As of June 30, 2005, a replacement tenant had not been secured for the space left vacant by Novartis. Lease termination income for the three months ended June 30, 2004 relates to the termination of a portion of the Metris Direct, Inc. lease at the 10900 Wayzata Boulevard Building. At the time of the lease termination, a new long-term lease was executed with Siemens Real Estate, Inc. for all the vacated space. We do not expect that lease termination income for the six months ended June 30, 2005 will be comparable in future periods, as such income is dependent upon the timing of the execution of such termination agreements.

Property operating expenses increased by $3.7 million during the six months ended June 30, 2005 to $90.2 million from $86.5 million for the six months ended June 30, 2004. Of this increase, $2.3 million relates to properties acquired or developed subsequent to December 31, 2003. The remaining difference relates primarily to an increase in utility expenses realized at our properties as compared to the same period in 2004. Property operating costs represented approximately 32% of the sum of the rental income and tenant reimbursements revenue for the six months ended June 30, 2005 and 2004.

Asset and property management fees increased by $4.0 million during the six months ended June 30, 2005 to $14.0 million from $10.0 million for the six months ended June 30, 2004. This increase relates to properties acquired subsequent to December 31, 2003, as well as the addition of asset and property management fees related to properties occupied by government tenants effective July 1, 2004, and the fact that third-party management fees reimbursable by tenants are no longer considered a reduction of management fees payable to Wells Management effective July 1, 2004. Asset and property management fees as a percentage of the sum of rental income and tenant reimbursements revenue were approximately 5% and 4% for the six months ended June 30, 2005 and 2004, respectively.

Depreciation expense increased by $2.4 million during the six months ended June 30, 2005 to $44.4 million from $42.0 million for the six months ended June 30, 2004. This increase is primarily due to the addition to properties acquired or developed subsequent to December 31, 2003. Depreciation expense represented approximately 20% of rental income for the six months ended June 30, 2005 and 2004.

Amortization increased by $3.7 million during the six months ended June 30, 2005 to $32.2 million from $28.5 million for the six months ended June 30, 2004. Substantially all of this increase is related to properties acquired or developed subsequent to December 31, 2003. The remaining difference is due to a full period’s effect of additional property acquisitions after the adoption of Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), resulting in more acquired assets being classified as intangible lease assets and lease origination assets compared to prior periods resulting in additional amortization expense, as well as the execution of certain second-generation leases at some of our properties and initial leases at recently developed properties. We expect that amortization of deferred lease costs and intangible lease assets will stabilize during the remainder of 2005 compared to the same periods in 2004, as a full period of amortization expense is recognized relating to our 2004 property acquisitions.

General and administrative expense increased by $1.5 million during the six months ended June 30, 2005 to $8.7 million from $7.2 million for the six months ended June 30, 2004. This increase is primarily attributable to additional regulatory and reporting costs, as well as an increase in administrative salary reimbursements related to owning a larger portfolio of real estate assets for the six months ended June 30, 2005 versus the six months ended June 30, 2004. General and administrative expense represents approximately 3% of the sum of the rental income and tenant reimbursements revenue for the six months ended June 30, 2005 and 2004.

Lease termination expense was $1.1 million for the six months ended June 30, 2005 as compared to $0.7 million for the six months ended June 30, 2004. The expense for the six months ended June 30, 2005 is comprised of approximately $0.3 million in charges associated with the Novartis Atlanta lease, and approximately $0.8 million in charges associated with Aon in the 1901 Main Street Irvine Building. These charges relate to straight-line rent and lease intangibles that were charged to expense as a result of these terminations. The expense for the six months ended June 30, 2004 relates primarily to charges associated with the Metris Direct, Inc. lease termination at the 10900 Wayzata Boulevard Building. We do not expect these charges will be comparable to future periods, as such expense will be dependent upon the execution of such agreements, the timing of which is unpredictable.

During the six months ended June 30, 2005, we recognized an impairment loss of approximately $16.1 million as a result of reducing the intended holding period for the IRS Long Island Building (the “Long Island Building”). The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005 for approximately all of the space which will become available in July 2005, and the assessment of the leasing assumptions for this building, including market rents and the related costs and down-time necessary to complete the releasing (see Note 3 to our accompanying consolidated financial statements).

Interest expense increased by $6.0 million during the six months ended June 30, 2005 to $23.1 million from $17.1 million for the six months ended June 30, 2004 due to significantly higher average amounts of borrowings outstanding during the first half of 2005, as compared to the same period in 2004. Interest expense in the future will be dependent upon the amount of borrowings outstanding, current interest rates, and the deferred financing costs associated with obtaining debt facilities. We expect that future interest expense will be comparable to current amounts, as all of our borrowings are long-term, fixed-rate debt facilities. Having no amounts currently outstanding under our variable rate lines of credit mitigates our exposure to rising interest rates.

Interest and other income increased by $3.7 million during the six months ended June 30, 2005 to $4.5 million from $0.8 million for the six months ended June 30, 2004. The amount of interest income in each period represents interest earned on cash generated from operations and the sale of real estate assets. During the six months ended June 30, 2005, cash on hand was significantly greater than during the six months ended June 30, 2004, due to the proceeds from the 27-property portfolio sale on April 13, 2005, which were distributed to stockholders on June 14, 2005. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be consistent with the amount earned during the six months ended June 30, 2005. In addition to interest income, during the six months ended June 30, 2005, we earned approximately $220,000 of take-out fees related to our participation in Wells Capital’s 1031 Program, which may not be indicative of amounts earned in future periods, as such income is dependent upon the continuation and growth of the program and our continued involvement.

Equity in income of unconsolidated joint ventures increased by $11.5 million during the six months ended June 30, 2005 to $13.8 million from $2.3 million for the six months ended June 30, 2004. This increase is primarily related to the gain on sale associated with the sale of five properties owned by unconsolidated joint ventures during the six months ended June 30, 2005, as opposed to the comparable period ended June 30, 2004. Four of these properties were included in the 27-property portfolio sold on April 13, 2005. We do not expect that equity in income of unconsolidated joint ventures reported for the six months ended June 30, 2005 will be comparable to equity in income of unconsolidated joint venture for future periods due to the aforementioned property dispositions.

During the six months ended June 30, 2005, we did not recognize a loss on extinguishment of debt. However, we recognized a loss on extinguishment of debt of approximately $2.1 million during the six months ended June 30, 2004. In May 2004, we repaid in full and terminated our $500 million credit facility with Bank of America, N.A. and charged $1.7 million in associated unamortized financing costs to earnings. In addition, $0.4 million of unamortized loan costs associated with the Nestle debt were charged to earnings, as the debt was repaid in full during the first quarter of 2004. Loss on extinguishment of debt is not expected to be indicative of amounts in future periods, as such costs are generally dependent upon altering our financing structure and we have no plans for significantly changing our current financing structure.

Income from continuing operations per share was $0.17 and $0.19 for the six months ended June 30, 2005 and 2004, respectively. The decrease is attributable to the effect of the impairment loss on our IRS Long Island building, partially offset by higher than normal interest income earned on net sales proceeds held from the portfolio disposition before being distributed to investors in June 2005, as discussed above. In future quarters, we do not expect net income from continuing operations to change significantly from earnings of approximately $0.10 per share per quarter, absent any further dispositions or changes to our tenant base or credit quality.

Discontinued Operations

In accordance with Statement 144, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was $189.7 million and $29.2 million for the six months ended June 30, 2005 and 2004, respectively. These amounts consist entirely of operations of the Eisenhower Boulevard Building and the 23 wholly-owned properties sold as part of the portfolio sale (as mentioned above) that were disposed of during the second quarter 2004 and April 2005, respectively, as well as the associated gain on sale realized with each transaction. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with U.S generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

We believe that net income, as defined by GAAP, is the most relevant measure of our operating performance and, accordingly, believe that FFO should not be viewed as an alternative measurement of our operating performance to net income. FFO is a non-GAAP financial measure, which includes adjustments that may be deemed subjective by investors.

As presented below, non-cash items such as depreciation, amortization, and gains on the sale of real estate assets (for both wholly-owned and unconsolidated joint ventures) are excluded from our calculation of FFO. Income from discontinued operations is included in FFO except for the components of income from discontinued operations resulting from the non-cash items aforementioned. Thus, a portion of the depreciation of real estate assets and amortization of deferred leasing costs adjustments below are classified as income from discontinued operations in the accompanying consolidated financial statements (see Note 4 to our accompanying consolidated financial statements). FFO is not adjusted to reflect impairment losses, the cost of capital improvements or any related capitalized interest, and is presented in the following table, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$216,152	$65,045	$266,876	$117,669
Add:
Depreciation of real assets	22,341	24,316	46,314	48,442
Amortization of lease-related costs	17,128	16,357	34,853	31,915
Depreciation and amortization — unconsolidated partnerships	653	1,173	1,473	2,423
Subtract:
Gain on sale of properties — wholly-owned	177,382	11,629	177,382	11,629
Gain on sale of properties — unconsolidated partnerships	11,765	—	11,952	—
FFO	$67,127	$95,262	$160,182	$188,820

Weighted-average shares outstanding	464,067	464,441	468,934	463,917

Through the first quarter 2004, we, and our unconsolidated joint ventures, previously presented the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in our consolidated statements of income. Beginning with the second quarter 2004, we, and our unconsolidated joint ventures, have presented this amortization as amortization expense in our consolidated statements of income, and have reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification results in no change in previously reported net income. The primary purpose of this change is to more closely align our presentation of such costs with similar costs as classified by other companies in the real estate industry.

Set forth below is additional information related to non-cash items included in FFO above, which may be helpful in assessing our operating results:

•

In accordance with the definition provided by NAREIT, nonrecurring charges not classified as extraordinary items such as impairment losses are included in the calculation of FFO. As such, the impairment charge of approximately $16.1 million recognized in second quarter 2005 related to the IRS Building is included in net income as well as FFO for the three and six months ended June 30, 2005 above. The impairment charge is a non-cash expense, and accordingly, does not impact cash flows available for operating activities;

•

In accordance with GAAP, we recognized straight-line rental revenue of approximately $5.1 million and $7.7 million during the three months ended June 30, 2005 and 2004, respectively, and $10.0 million and $12.9 million for the six months ended June 30, 2005 and 2004, respectively;

•

The amortization of deferred financing costs totaled approximately $0.4 million and $0.7 million for the three months ended June 30, 2005 and 2004, respectively, and $0.9 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively. Additionally, the loss on extinguishment of debt totaled approximately $1.7 million for the three months ended June 30, 2004, and $2.1 million for the six months ended June 30, 2004;

•

The amortization of intangible lease assets and intangible lease liabilities recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.4 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively, and $0.6 million and $1.9 million for the six months ended June 30, 2005 and 2004, respectively.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5–25 years
Land improvements	20–25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. Beginning April 1, 2004, these lease intangibles were amortized as expense rather than as an adjustment to rental income.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at June 30, 2005, except for the impairment charge of approximately $16.1 million recorded for the IRS Building. (See Note 3 to the accompanying consolidated financial statements).

Related-Party Transactions and Agreements

General

See Note 7 to our consolidated financial statements for a discussion of the various agreements we have with related parties.

Economic Dependency

We have engaged Wells Capital and its affiliates, Wells Management and WIS, to provide certain services that are essential to us, including asset management services, supervision of the management and leasing of the properties we own, asset acquisition and disposition services, the sale of shares of our common stock pursuant to our dividend reinvestment plan, as well as other administrative responsibilities for us including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital, Wells Management, and WIS.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells III, the president and director of Wells REIT, Wells Capital and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051 6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

Commitments and Contingencies

We are subject to certain contingent liabilities and commitments with regard to certain transactions. Refer to Note 8 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Properties Under Construction

•	Commitments Under Existing Lease Agreements

•	Letters of Credit

•	Earn-out Agreements

•	Leasehold Property Obligations

•	Take-out Purchase and Escrow Agreements

•	Litigation

Subsequent Events

On July 19, 2005, our board of directors determined that the amount of shares reserved for redemptions upon death and required minimum distribution redemptions (“Death and RMD Redemptions”) for calendar year 2005 be reduced to accommodate all ordinary redemptions made during the month of June 2005, provided that the amount of shares reserved for Death and RMD Redemptions not be reduced below 12% of shares available for redemption in 2005. Our board of directors also determined to reserve all shares available for redemption in calendar year 2005 remaining after the completion of the June 2005 share redemptions for Death and RMD Redemptions.

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

As of June 30, 2005, approximately all of our outstanding debt is subject to fixed rates or is effectively fixed due to an interest rate swap agreement. The outstanding debt has an average interest rate of approximately 4.85% with expirations ranging from 2006 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of June 30, 2005, none of our outstanding debt is based on variable interest rates, except for the Merck build to suit (“Merck BTS”) loan, which is effectively fixed due to an interest rate swap agreement (mentioned above). The amount outstanding under this $20.7 million term loan payable has a stated variable interest rate; however, we have entered into an interest rate swap agreement that results in a fixed rate of 2.75% for this debt. The amounts outstanding under the two short-term, variable rate notes related to the share redemption funding from the first quarter 2005, were refinanced with long-term, fixed rate facilities during the second quarter 2005. To the extent that we borrow funds in the future under our variable rate lines of credit, we would have exposure to increases in interest rates, which would increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended June 30, 2005, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

(c)	During the quarter ended June 30, 2005, we redeemed shares as follows (in thousands, except per share amounts):

Period	Approximate Number of Shares Redeemed*	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available that May Yet Be Redeemed in Calendar Year 2005 Under the Plan**
April 2005	1,486	$10.00	$88,476
May 2005	1,748	$10.00	$70,993
June 2005	5,205	$8.38	$15,875

*	All shares redeemed were redeemed pursuant to our share redemption program, as amended.

**

Of this maximum amount available for redemptions in calendar year 2005, our board of directors has reserved all shares available for redemption in calendar year 2005 remaining after completion of June 2005 share redemptions (approximately 1.9 million shares) for redemptions relating to the death of a stockholder and redemptions required to satisfy minimum distribution requirements under the Code.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness during the second quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of 2005.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to the Registrant’s board of directors since the filing of the Registrant’s Schedule 14A.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC.
(Registrant)

Dated: August 4, 2005

By:	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Executive Vice President, Director, and Principal Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE INVESTMENT TRUST, INC.

Exhibit Number	Description of Document
10.71	$105.0 Million Promissory Note dated May 5, 2005 from Wells Real Estate Investment Trust, Inc. in favor of Wachovia Bank, N.A.
10.72	$45.0 Million Term Loan Agreement dated May 4, 2005 between Wells Real Estate Investment Trust, Inc. and JP Morgan Chase Bank, N.A.
10.73
Amended and Restated Dividend Reinvestment Plan effective May 20, 2005 (previously filed in and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, Commission File No. 333-114212, filed on June 10, 2005.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.