Form 10-Q
period 2005-09-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2005-11-04
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Number of shares outstanding of the registrant’s only

class of common stock, as of October 31, 2005:

Common Stock, par value $.01 per share: 465,212,210 shares

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

    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels and generate economies of scale over time;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may impact our ability to retain or obtain new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our lease agreements;

•	Higher than expected property operating expenses, including property taxes, insurance, property management fees, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other defects or adverse conditions at our properties;

•	Our ability to invest stockholder proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities and ability to refinance such facilities as appropriate;

•	Our ability to pay amounts to our lenders and distributions to our stockholders;

•	Increases in interest rates related to our variable rate debt;

•	Lender-required restrictive covenants relating to our operations, and our ability to satisfy such restrictions;

•	Future demand for our equity securities through our dividend reinvestment plan;

•	Potential changes to our share redemption program or dividend reinvestment plan;

•	The amount of shares redeemed or prices paid to redeem shares under the share redemption program, as approved by our board of directors;

•	Possible limitations on our ability to borrow funds in the future that may result from our participation in Wells’ Section 1031 Exchange Program sponsored by affiliates of Wells Capital;

Other operational risks

•	Our reliance on third parties to appropriately manage our properties;

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Higher than expected administrative operating expenses, including expenses associated with operating as a public company;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws and regulations, and the related costs of compliance; and

•	Our ability to generate sufficient cash flow from operations to be able to maintain our dividend at its current level.

PART I.	FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and consolidated statements of income, stockholders’ equity, and cash flows reflects all adjustments, that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended September 30, 2005 included in this report on Form 10-Q and the notes to Wells REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 included in Wells REIT’s Current Report on Form 8-K, dated June 10, 2005. Our results of operations for the three months and nine months ended September 30, 2005, are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	September 30, 2005 (unaudited)	December 31, 2004
Assets:
Real estate assets, at cost:
Land	$619,492	$687,451
Buildings and improvements, less accumulated depreciation of $286,528 and $265,213 at September 30, 2005 and December 31, 2004, respectively	3,115,937	3,579,059
Intangible lease assets, less accumulated amortization of $92,067 and $62,331 at September 30, 2005 and December 31, 2004, respectively	248,038	313,803
Construction in progress	30,180	27,916

Total real estate assets	4,013,647	4,608,229

Investments in unconsolidated joint ventures	59,226	93,979
Cash and cash equivalents	43,253	39,669
Tenant receivables, net of allowance for doubtful accounts of $514 and $1,092 at September 30, 2005 and December 31, 2004, respectively	94,747	93,269
Due from affiliates	1,251	1,479
Prepaid expenses and other assets	22,242	14,246
Deferred financing costs, less accumulated amortization of $4,646 and $3,317 at September 30, 2005 and December 31, 2004, respectively	10,679	11,077
Deferred lease costs, less accumulated amortization of $45,708 and $29,438 at September 30, 2005 and December 31, 2004, respectively	169,882	197,241
Investment in bonds	—	64,500

Total assets	$4,414,927	$5,123,689

Liabilities:
Lines of credit and notes payable	$1,036,940	$890,182
Accounts payable, accrued expenses, and accrued capital expenditures	72,703	82,298
Due to affiliates	2,874	3,273
Deferred income	22,969	32,469
Intangible lease liabilities, less accumulated amortization of $30,993 and $20,536 at September 30, 2005 and December 31, 2004, respectively	109,652	120,451
Obligations under capital leases	—	64,500

Total liabilities	1,245,138	1,193,173

Commitments and Contingencies	—	—

Minority Interest	5,247	4,961

Redeemable Common Stock	133,964	225,955

Stockholders’ Equity:
Preferred stock, $.01 par value; 100,000,000 shares authorized; and none outstanding	—	—
Common stock, $.01 par value; 900,000,000 shares authorized; 465,440,008 shares issued and outstanding at September 30, 2005; and 473,486,397 shares issued and outstanding at December 31, 2004	4,654	4,735
Additional paid-in capital	3,360,908	4,203,918
Cumulative distributions in excess of earnings	(201,020)	(283,184)
Redeemable common stock	(133,964)	(225,955)
Other comprehensive income	—	86

Total stockholders’ equity	3,030,578	3,699,600

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,414,927	$5,123,689

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental income	$109,792	$105,434	$330,608	$317,500
Tenant reimbursements	32,231	30,920	96,040	90,123
Lease termination income	—	63	4,308	8,503

	142,023	136,417	430,956	416,126
Expenses:
Property operating costs	47,745	45,264	137,937	131,801
Asset and property management fees:
Related party	5,285	5,296	16,470	12,616
Other	1,382	1,133	4,188	3,766
Depreciation	22,522	20,961	66,900	62,964
Amortization	16,242	15,013	48,409	43,465
Lease termination expense	64	6	1,236	732
Impairment loss on real estate assets	—	—	16,093	—
General and administrative	3,166	4,614	11,890	11,794

	96,406	92,287	303,123	267,138

Real estate operating income	45,617	44,130	127,833	148,988

Other income (expense):
Interest expense	(13,058)	(10,450)	(36,128)	(27,677)
Interest and other income	604	740	5,125	1,653
Equity in income of unconsolidated joint ventures	538	1,290	14,354	3,574
Loss on extinguishment of debt	—	—	—	(2,101)

	(11,916)	(8,420)	(16,649)	(24,551)

Income from continuing operations before minority interest	33,701	35,710	111,184	124,437

Minority interest in earnings of consolidated subsidiaries	(154)	(141)	(442)	(418)

Income from continuing operations	33,547	35,569	110,742	124,019

Discontinued operations:
Operating income	3	8,534	12,297	26,124
Gain (loss) on sale	—	(37)	177,386	11,592

Income from discontinued operations	3	8,497	189,683	37,716

Net income	$33,550	$44,066	$300,425	$161,735

Net income per common share—basic and diluted:
Income from continuing operations	$0.07	$0.07	$0.24	$0.27
Income from discontinued operations	$0.00	$0.02	$0.40	$0.08

Net income per common share	$0.07	$0.09	$0.64	$0.35

Weighted-average shares outstanding—basic and diluted	461,657,367	466,590,060	466,481,986	464,814,778

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2004

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	465,050	$4,650	$4,138,017	$(180,261)	$—	$—	$3,962,406
Issuance of common stock	19,494	195	194,747	—	—	—	194,942
Redemptions of common stock	(9,711)	(97)	(97,018)	—	—	—	(97,115)
Dividends ($0.70 per share)	—	—	—	(312,645)	—	—	(312,645)
Commissions and discounts on common stock sales and related dealer-manager fees	—	—	(17,617)	—	—	—	(17,617)
Other offering costs	—	—	(757)	—	—	—	(757)
Redeemable common stock	—	—	—	—	(225,955)	—	(225,955)
Shares repurchased upon settlement	(1,347)	(13)	(13,454)				(13,467)
Components of comprehensive income:
Net income	—	—	—	209,722	—	—	209,722
Change in value of interest rate swap	—	—	—	—	—	86	86

Comprehensive income							209,808

Balance, December 31, 2004	473,486	4,735	4,203,918	(283,184)	(225,955)	86	3,699,600
Issuance of common stock	14,223	142	126,753	—	—	—	126,895
Redemptions of common stock	(22,269)	(223)	(212,626)	—	—	—	(212,849)
Special distribution ($1.62 per share)	—	—	(748,526)	—	—	—	(748,526)
Dividends ($0.47 per share)	—	—	—	(218,261)	—	—	(218,261)
Commissions and discounts on common stock sales	—	—	(8,293)	—	—	—	(8,293)
Other offering costs	—	—	(318)	—	—	—	(318)
Redeemable common stock	—	—	—	—	91,991	—	91,991
Components of comprehensive income:
Net income	—	—	—	300,425	—	—	300,425
Change in value of interest rate swap	—	—	—	—	—	(86)	(86)

Comprehensive income							300,339

Balance, September 30, 2005	465,440	$4,654	$3,360,908	$(201,020)	$(133,964)	$—	$3,030,578

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Nine months ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Income from continuing operations	$110,742	$124,019
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Equity in income of unconsolidated joint ventures	(14,354)	(3,574)
Minority interest in earnings of consolidated subsidiaries	442	418
Depreciation	66,900	62,964
Amortization	47,266	43,331
Lease termination expense	1,236	732
Loss on extinguishment of debt	—	2,101
Impairment loss on real estate assets	16,093	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(12,159)	(29,232)
Decrease (increase) in due from affiliates	21	(693)
Decrease in due to affiliates	464	118
Increase in prepaid expenses and other assets	(15,053)	(2,747)
(Decrease) increase in accounts payable and accrued expenses	(10,349)	8,637
(Decrease) increase in deferred income	(9,528)	3,594

Total adjustments	70,979	85,649
Operating distributions received from unconsolidated joint ventures	4,881	7,424

Net cash provided by continuing operations	186,602	217,092
Net cash provided by discontinued operations	15,142	38,650

Net cash provided by operating activities	201,744	255,742
Cash Flows from Investing Activities:
Investment in real estate	(32,594)	(158,796)
Net sale proceeds from wholly owned properties	711,816	30,552
Net sale proceeds received from joint ventures	44,872	—
Contributions to joint ventures	(439)	—
Acquisition and advisory fees paid	(2,995)	(21,071)
Deferred lease costs paid	(4,158)	(24,287)

Net cash provided by (used in) investing activities	716,502	(173,602)

Cash Flows from Financing Activities:
Deferred financing costs paid	(929)	(9,704)
Proceeds from lines of credit and notes payable	307,116	973,547
Repayments of lines of credit and notes payable	(158,914)	(792,064)
Issuance of common stock	121,157	145,071
Redemptions of common stock	(209,774)	(93,727)
Dividends paid	(218,418)	(244,273)
Special distribution	(748,526)	—
Commissions on stock sales and related dealer-manager fees paid	(6,047)	(12,148)
Other offering costs paid	(327)	(14,082)

Net cash used in financing activities	(914,662)	(47,380)

Net increase in cash and cash equivalents	3,584	34,760

Cash and cash equivalents, beginning of period	39,669	53,267

Cash and cash equivalents, end of period	$43,253	$88,027

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

At September 30, 2005, Wells REIT owned interests in 82 properties either directly or through joint ventures comprising approximately 20.6 million square feet of commercial office and industrial space located in 23 states and the District of Columbia. At September 30, 2005, these properties were approximately 95% leased.

Since its inception, Wells REIT has completed four public offerings of common stock at $10 per share. Combined with the dividend reinvestment program, such offerings have provided approximately $5.0 billion in total offering proceeds. Out of these proceeds, Wells REIT paid costs associated with the offerings of (1) approximately $168.6 million in acquisition and advisory fees and acquisition expenses, (2) approximately $472.2 million in selling commissions and dealer-manager fees, and (3) approximately $62.6 million in organization and other offering costs. In addition, Wells REIT used approximately $388.0 million to redeem shares pursuant to Wells REIT’s share redemption program and to repurchase shares resulting from a legal settlement. The remaining offering proceeds of approximately $4.0 billion were primarily used to fund the purchase of real estate assets. On June 14, 2005, Wells REIT distributed approximately $748.5 million of net sales proceeds as a return of capital to stockholders of record as of June 1, 2005. Wells REIT’s fourth public offering closed on July 25, 2004, and Wells REIT does not anticipate offering additional shares to the public.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes for the year ended December 31, 2004 included in Wells REIT’s Current Report on Form 8-K dated June 10, 2005.

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

Wells REIT has interests in certain unconsolidated joint venture partnerships. The joint venture partners of the unconsolidated joint ventures in which Wells REIT owns an interest have disproportionate voting rights for certain major decisions relative to its obligations to absorb expected losses and rights to receive residual returns of the venture. However, management has evaluated such joint ventures and has determined that they are not VIE’s under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Wells REIT has also determined that its joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Wells REIT maintains a share redemption program that allows stockholders to redeem shares held at a specified price within certain limitations. Under Accounting Series Release No. 268, Presentation in Financial Statements

of Redeemable Preferred Stock, if the redemption of shares is outside the control of the issuer, such shares are required to be classified as mezzanine, or temporary, equity. Wells REIT’s share redemption program was amended for redemptions made beginning in January 2004. The amended plan modified the share redemption program by, among other things, removing the discretionary feature of approving redemption requests, subject to the board of directors’ ability to amend or terminate the share redemption plan at any time upon 30 days’ notice. Redemptions are limited to, among other things, the aggregate proceeds received from the dividend reinvestment plan. Since cumulative funds received under the dividend reinvestment plan totaled approximately $508.5 million and aggregate redemptions totaled approximately $374.5 million at September 30, 2005, the difference of approximately $134.0 million has been recorded as redeemable common stock on the consolidated balance sheet and statement of stockholders’ equity.

Effective July 1, 2003, Wells REIT adopted Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), which requires, among other things, that financial instruments which represent a mandatory obligation of the company to repurchase its shares be classified as liabilities and reported at settlement value. Wells REIT’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS No. 150 is not applicable until such shares are tendered for redemption by the holder, at which time Wells REIT reclassifies such obligations from mezzanine equity to a liability, based upon settlement value. As of September 30, 2005, all shares tendered for redemption have been settled.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123-R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123-R applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services. SFAS No. 123-R requires Wells REIT to recognize expense for all stock options awarded over the respective vesting periods based upon their fair values. SFAS No. 123-R will become applicable to Wells REIT effective January 1, 2006. To date, the fair value of options granted by Wells REIT is $0. The adoption of this statement is not expected to have a material effect on Wells REIT’s financial statements.

In July 2005, the FASB issued a Staff Position related to Statement of Position (“SOP”) 78-9-1: Interaction of American Institute of Certified Public Accountants SOP 78-9 and Emerging Issues Task Force (“EITF”) Issue No. 04-5 (“FSP”). The EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, concluding that a general partner is presumed to control a limited partnership and should, therefore, consolidate the limited partnership unless the limited partners possess substantive “kick-out” rights or substantive “participating rights.” This FSP eliminates the concept of “important rights” provided in SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights,” as defined in EITF Issue 04-5. For all new partnerships formed and existing partnerships for which the partnership agreements are modified, this FSP and EITF Issue 04-5 became effective as of June 30, 2005. For all other partnerships, this guidance will become effective as of January 1, 2006. The adoption of this FSP is not expected to have a material effect on Wells REIT’s financial statements.

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

On April 13, 2005, Wells REIT, along with various Wells-affiliated entities, sold 27 properties from its existing portfolio for a gross sales price of $786.0 million, excluding closing costs and brokerage fees, to Lexington Corporate Properties Trust, an unaffiliated third party. Wells REIT and other affiliated property owners originally purchased the 27 properties from various unaffiliated entities for an aggregate purchase price of approximately $609.7 million. Wells REIT’s share of the $786.0 million in gross sales price is approximately $760.8 million. Wells REIT’s share of the $609.7 million aggregate original purchase price paid for these properties is approximately $587.1 million. Net sales proceeds applicable to Wells REIT is approximately $756.3 million. Wells REIT recognized a gain of approximately $189.2 million (including approximately $11.8 million from investment in unconsolidated joint ventures) from the sale of these properties in the second quarter of 2005, which may be subject to change as additional information becomes available in subsequent periods. Approximately $64.5 million in obligations under capital leases, as well as the offsetting investment in bonds of the same amount, were sold as part of the sales transaction. In accordance with FAS 144, Wells REIT classified the results of operations and cash flows related to the 23 wholly owned properties, as well as the results of operations and cash flows for the Eisenhower Boulevard Building sold in June 2004, as discontinued operations in the accompanying financial statements.

The detail comprising income from discontinued operations as presented in the accompanying consolidated statements of income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Rental income	$—	$15,281	$16,989	$45,318
Tenant reimbursements	(175)	1,798	2,509	6,445
Lease termination income	—	—	—	148

	(175)	17,079	19,498	51,911
Expenses:
Property operating costs	(220)	2,683	3,136	8,063
Asset and property management fees
Related-party	—	754	371	2,053
Other	1	111	135	369
General and administrative expenses	41	183	228	586
Depreciation	—	3,124	1,936	9,563
Amortization	—	1,690	1,872	5,153

	(178)	8,545	7,678	25,787

Real estate operating income	3	8,534	11,820	26,124

Other income (expense):
Interest expense	—	(1,131)	(1,281)	(3,392)
Interest and other income	—	1,131	1,758	3,392
Gain (loss) on sale	—	(37)	177,386	11,592

	—	(37)	177,863	11,592

Income from discontinued operations	$3	$8,497	$189,683	$37,716

4.	Lines of Credit and Notes Payable

As of September 30, 2005 and December 31, 2004, Wells REIT had lines of credit and notes payable outstanding as follows (in thousands):

	September 30, 2005	December 31, 2004
Secured Pooled Facility	$350,000	$350,000
Aon Center Chicago Mortgage Note	200,000	200,000
Leo Burnett Building Mortgage Note	120,000	120,000
WDC Mortgage Note	115,167	115,167
$105.0 Million Fixed-Rate Loan	105,000	—
$45.0 Million Fixed-Rate Loan	45,000	—
3100 Clarendon Boulevard Building Mortgage Note	35,261	35,716
One Brattle Square Building Mortgage Note	29,160	30,143
1075 West Entrance Building Mortgage Note	16,252	16,672
Merck Construction Loan	21,100	12,984
$85.0 Million Secured Line of Credit	—	9,500

	$1,036,940	$890,182

The Merck Construction Loan represents a construction loan to fund up to $21.1 million of the costs to build an office building in Lebanon, New Jersey. The loan accrues interest at LIBOR plus 0.85% per annum (4.64% at September 30, 2005) and matures in March 2006, at which time all principal and interest are due. Wells REIT entered into an interest rate swap to hedge the interest payable under this loan, resulting in Wells REIT paying a fixed interest rate of 2.75% per annum on the outstanding loan balance at each payment date. The interest rate swap expired in July 2005.

Cash paid for interest, including amounts capitalized, was approximately $36.5 million and $24.6 million for the nine months ended September 30, 2005 and 2004, respectively.

5.	Supplemental Disclosures of Noncash Investing and Financing Activities

	Nine Months ended September 30, (in thousands)
	2005	2004
Acquisition and advisory fees applied to investments	$2,149	$1,896

Accrued capital expenditures	$1,673	$7,038

Acquisition and advisory fees due to affiliate	$562	$74

Assumption of loan upon acquisition of property	$—	$48,062

Sales commissions due to affiliate	$—	$44

Discounts applied to issuance of common stock	$5,738	$2,372

Discounts applied to redemptions of common stock	$3,381	$—

Redeemable common stock	$133,964	$183,834

6.	Related-Party Transactions

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

The fee for these services is payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties owned by Wells REIT plus its interest in properties held through joint ventures. This fee is reduced by (i) tenant reimbursed property management fees paid to Wells Management, and (ii) in the event that Wells Management retains an independent third-party property manager to manage one or more properties currently being managed by Wells Management, the amount of property management fees paid to such third-party property managers. At the option of Wells Management, up to 10% of such monthly fee may be paid in shares of common stock of Wells REIT. These fees are recorded in the accompanying consolidated statements of income as asset and property management fees-related party. Wells REIT incurred $5.3 million and $16.8 million in such fees for the three months and nine months ended September 30, 2005, respectively, of which approximately $0 and $0.4 million is included in income from discontinued operations (See Note 3). Under the 2004 Asset/Property Management Agreement, Wells REIT incurred $14.7 million in total asset and property management fees for the nine months ended September 30, 2004, of which approximately $2.1 million is included in income from discontinued operations.

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

Wells REIT incurred no disposition, incentive, or listing fees during the nine months ended September 30, 2005. However, on February 21, 2005, the board of directors of Wells REIT approved a subordinated disposition fee of 0.33% of the gross sale price of the properties sold (see Note 3 for more details) to be paid to Wells Management as a result of the closing of this transaction. Since the conditions (mentioned above) have not been met at this time, this fee was not paid at the closing of the property sale but will be paid only in the event and at the time that the conditions are met.

The 2005 Asset Advisory Agreement has a one-year term and automatically renews unless either side gives notice of its intent not to renew. In addition, either party may terminate the 2005 Asset Advisory Agreement upon 60 days’ written notice.

2005 Acquisition Advisory Agreement

The 2005 Acquisition Advisory Agreement is an agreement between Wells REIT and Wells Capital. Under the terms of the Acquisition Advisory Agreement, Wells REIT will pay a fee to Wells Capital for services relating to, among other things, capital-raising functions; the investigation, selection, and acquisition of properties; and certain transfer agent and stockholder communication functions. The fee payable to Wells Capital under the Acquisition Advisory Agreement will be 3.5% of aggregate gross proceeds raised from the sale of shares of Wells REIT, exclusive of proceeds received from the Wells REIT’s dividend reinvestment plan used to fund repurchases of shares of common stock pursuant to the Wells REIT’s share redemption program. Acquisition and advisory fees and acquisition expenses are shown below for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Acquisition and advisory fees and reimbursement of acquisition expenses	$562	$1,647	$2,149	$5,177

2005 Property Management Agreement

The 2005 Property Management Agreement is an agreement between Wells REIT and Wells Management. The 2005 Property Management Agreement retains Wells Management to manage, coordinate the leasing of, and manage construction activities related to certain properties of Wells REIT. Any amounts paid under the 2005 Property Management Agreement for properties being managed by Wells Management on December 31, 2004 under the 2004 Asset/Property Management Agreement (the “Existing Portfolio Properties”) has the economic effect of reducing amounts payable for asset advisory services with respect to such properties under the 2005 Asset Advisory Agreement. Management and leasing fees payable to Wells Management for properties to be acquired in the future shall be specified in an amendment to the 2005 Property Management Agreement, which must be approved by Wells REIT’s board of directors and will be payable in addition to fees payable pursuant to the 2005 Asset Advisory Agreement. Wells REIT anticipates that fees for the management and leasing of properties other than Existing Portfolio Properties will be generally consistent with the descriptions set forth below:

•	For properties for which Wells Management will provide property management services, it is anticipated that Wells REIT will pay Wells Management a market-based property management fee generally based on gross monthly income of the property.

•	For properties for which Wells Management provides leasing agent services, it is anticipated that Wells REIT will pay (i) a one-time initial lease-up fee in an amount not to exceed one-month’s rent for the initial rent-up of a newly constructed building; (ii) a market-based commission based on the net rent payable during the term of a new lease (not to exceed ten years); (iii) a market-based commission based on the net rent payable during the term of any renewal or extension of any tenant lease; and (iv) a market-based commission based on the net rent payable with respect to expansion space for the remaining portion of the initial lease term.

•	For properties for which Wells Management provides construction management services, it is anticipated that Wells REIT will pay (i) for planning and coordinating the construction of tenant-directed improvements, that portion of lease concessions for tenant-directed improvements as is specified in the lease or lease renewal, subject to a limit of 5% of such lease concessions; and (ii) for other construction management services, a construction management fee to be determined and agreed to in an appropriate contract amendment.

As Wells REIT acquired no new properties during 2005, no additional property management fees were incurred under this agreement for the three months and nine months ended September 30, 2005. However, Wells REIT incurred approximately $135,000 and $465,000 in construction management services under this agreement for the three months and nine months ended September 30, 2005, respectively.

The 2005 Property Management Agreement has a one-year term and automatically renews unless either party gives notice of its intent not to renew. In addition, either party may terminate the 2005 Property Management Agreement upon 60 days’ written notice.

Under the 2005 Asset Advisory Agreement, the 2005 Acquisition Advisory Agreement and the 2005 Property Management Agreement, Wells REIT is required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who are directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for employee-related expenses may not exceed $8.2 million in the aggregate during any fiscal year. Wells REIT incurred approximately $1.7 million and $2.1 million for the three months ended September 30, 2005 and 2004, respectively, of which approximately $2,000 and $111,000 are included in income from discontinued operations (See Note 3). Additionally, Wells REIT incurred approximately $6.7 million and $5.7 million in such fees for the nine months ended September 30, 2005 and 2004, respectively, of which approximately $140,000 and $411,000 are included in income from discontinued operations (See Note 3). These reimbursements are included in general and administrative expenses in the consolidated statements of income.

Dealer-Manager Agreement

Wells REIT maintains a dealer-manager agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS performs dealer-manager services for offerings of Wells REIT shares related to its dividend reinvestment plan. For these services, WIS earns selling commissions of 5% of gross offering proceeds raised pursuant to Wells REIT’s dividend reinvestment plan, the majority of which are reallowed to participating broker dealers. The amount of commissions incurred related to WIS is shown below for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Commissions	$1,871	$2,213	$5,934	$9,274
Portion of commissions reallowed	In excess of 99%	In excess of 99%	In excess of 99%	In excess of 99%

Due From/To Affiliates

Due from affiliates included in the consolidated balance sheets is primarily comprised of Wells REIT’s share of the operating cash flow to be distributed from its unconsolidated joint venture investments. Due to affiliates included in the consolidated balance sheets is primarily comprised of accrued administrative salaries and other non-salary operating expense reimbursements due to Wells Capital and Wells Management, and accrued asset management fees owed to Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells III, the president and a director of Wells REIT, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

7.	Commitments and Contingencies

Properties Under Construction

As of September 30, 2005, Wells REIT had three executed construction agreements with unrelated third parties for the purpose of constructing two buildings, Merck New Jersey and Citigroup Fort Mill, and one building expansion, TRW Denver. As of September 30, 2005, Wells REIT had approximately $3.1 million in costs remaining to be incurred under these contracts.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expend certain amounts of capital to expand an existing property, construct on adjacent property, or provide other expenditures for the benefit of the tenant. At September 30, 2005, no tenants have exercised any such options that have not been fully satisfied.

Earn-out Agreements

Wells REIT acquired certain properties subject to purchase agreements that require Wells REIT to pay additional consideration to the seller provided certain unleased space is leased within a specified period after closing based on a pre-determined formula. Wells REIT was required to obtain a letter of credit in the amount of approximately $28.0 million to ensure completion of this earn-out agreement. As of September 30, 2005, no amounts are due under this earn-out agreement.

Take-out Purchase and Escrow Agreements

Wells Management, an affiliate of Wells Capital (See Note 6 above), acquired properties with the intent of selling co-tenancy interests in each property to persons seeking qualified replacement property pursuant to Section 1031 of the Code. During the quarter ended September 30, 2005, all remaining co-tenancy interests in properties acquired by subsidiaries of Wells Management, under the sole remaining Take-out Purchase and Escrow Agreement (the “Take-out Agreement”) at June 30, 2005, were sold. Therefore, Wells REIT had no commitments outstanding under any Take-out Agreements as of September 30, 2005. Total fees earned under Take-out Agreements for the nine months ended September 30, 2005 were approximately $220,000.

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

We expect that our primary source of future cash flows will be cash provided by operating activities that are primarily generated from the operations of our properties and distributions from our unconsolidated joint ventures. We believe there is a possibility of generating additional cash through the selective and strategic sale of certain operating properties. Dividends paid will be dependent upon the amount of cash we generate from operating activities and on our expectations of future cash flows and determination of near term cash needs for capital improvements, tenant releasing, share redemptions, and debt repayments. However, due to the timing of cash receipts and payments from operations, we may periodically be required to borrow funds on a short-term basis to meet our dividend payment schedule.

Short–Term Liquidity and Capital Resources

During the nine months ended September 30, 2005, we generated approximately $201.7 million of cash flow from operating activities, which was generated primarily from receipts of rental income and tenant reimbursements at our properties and operating distributions from our unconsolidated joint ventures; less payments for property operating expenses, asset and property management fees, general administrative expenses, and interest expense. From cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $218.4 million during the nine months ended September 30, 2005. Other than dividends and distributions paid to stockholders, our most significant cash outflow during the nine months ended September 30, 2005 was the redemption of common stock pursuant to our share redemption program. For the nine months ended September 30, 2005, redemptions, including those related to the death of a stockholder and required minimum distributions, were approximately $209.8 million. During the first quarter of 2005, we used proceeds from two short-term loans to fund the backlog of redemptions existing from 2004, as well as requests received during the first quarter of 2005. During the second quarter of 2005, we refinanced these two short-term loans with long term, fixed-rate debt, and redeemed additional shares, exhausting the portion of shares relating to ordinary redemptions as of June 30, 2005. During the third quarter of 2005, we funded share redemptions primarily with proceeds received in June 2005 pursuant to our dividend reinvestment plan. Under the share redemption program, there were approximately 23.3 million shares available for redemptions in 2005. As of September 30, 2005, approximately 1.0 million shares remain available for the remainder of the year to redeem shares upon the death of a stockholder and required minimum distribution redemptions as required by IRS regulations. Additionally, we funded capital additions of approximately $32.6 million during the nine months ended September 30, 2005, which consisted of improvements made at our existing properties, or as part of ongoing construction projects, with proceeds from the issuance of common stock under our dividend reinvestment plan, net of commissions and selling expenses, and net of amounts used to redeem shares under our share redemption program.

During the nine months ended September 30, 2005, we raised approximately $121.2 million from issuing common stock under our dividend reinvestment plan and paid approximately $6.0 million in commissions and offering costs, a portion of which related to the payment of fees accrued at December 31, 2004, and approximately $3.0 million in acquisition advisory fees and acquisition expenses, a portion of which related to the payment of fees accrued at December 31, 2004.

With respect to net borrowings for the nine months ended September 30, 2005, we received approximately $307.1 million in gross proceeds from lines of credit and notes payable, and repaid approximately $158.9 million. Included in the new borrowings for third quarter 2005 was a draw on the $85.0 Million Secured Line of Credit, which was subsequently repaid during the quarter with cash on hand. All other required installment repayments of our outstanding debt were funded by operating cash flow, and were made in accordance with principal repayment schedules for each applicable loan.

We believe that cash on hand, tenant receivables, and due from affiliates are sufficient to cover our working capital needs, including accounts payable and accrued expenses, accrued capital expenditures, and due to affiliates of approximately $75.6 million.

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

We expect substantially all net cash from operations will be used to pay dividends. To the extent that capital expenditures at our existing properties exceed excess operating cash flow, we may borrow to fund these capital expenditures. We are currently projecting that capital expenditures necessary at our existing properties over the next five years will total approximately $263.2 million, including tenant improvements, leasing commissions, and building capital improvements. To the degree that cash flows provided by operations are lower due to lower returns on properties, dividends paid may be lower. Proceeds raised from sales of shares under our dividend reinvestment plan in excess of amounts used to fund share redemptions may be utilized for capital improvements or expansion at our properties or to fund or partially fund new property acquisitions. Our cash flow from operations depends significantly on market rents and the ability of tenants to make rental payments. We believe that the diversity of our tenant base and the focus placed on relatively high credit-quality tenants help mitigate the risk of tenant bankruptcies. Conversely, economic downturns in general or in one or more of our core markets could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs could adversely affect our ability to pay dividends at expected levels. We have approximately $135.0 million of current borrowing capacity under our existing credit facilities as of September 30, 2005.

Results of Operations

Overview

As of September 30, 2005, we owned interests in 82 real estate properties that were approximately 95% leased. The operations of the 23 wholly owned properties, which were sold on April 13, 2005, are classified as discontinued operations in the accompanying consolidated statements of income for each of the periods presented. (See Note 3 to the accompanying consolidated financial statements for more information). Our results of income from continuing operations have not changed significantly for each period presented primarily as a result of the more stable nature of our existing portfolio, notably related to the small number of properties acquired during the periods subsequent to December 31, 2003. We expect virtually all components of income from continuing operations in the statement of income to be comparable in 2005, as compared to 2004, as we do not expect the majority of our continuing operating results of individual properties to change significantly in the near term. Rental revenues are generally based on long-term leases that do not allow for significant increases in rental income and do not expire in the near term. Additionally, we generally do not expect a significant increase in continuing operating expenses at existing properties, but to the extent that operating expenses do increase, the majority of our in-place leases have clauses that require the tenants to bear the substantial majority of the burden of such increases.

Comparison of the three months ended September 30, 2005 versus the three months ended September 30, 2004

Continuing Operations

Rental income increased by $4.4 million during the three months ended September 30, 2005 to $109.8 million from $105.4 million for the three months ended September 30, 2004. Substantially all of this increase relates to properties acquired or developed subsequent to June 30, 2004. Tenant reimbursements increased by $1.3 million during the three months ended September 30, 2005 to $32.2 million from $30.9 million for the three months ended September 30, 2004. This increase relates to properties acquired subsequent to June 30, 2004, as well as an increase in recoverable property operating costs during the current quarter.

Property operating expenses increased by $2.4 million during the three months ended September 30, 2005 to $47.7 million from $45.3 million for the three months ended September 30, 2004. Of this increase, approximately $0.7 million relates to properties acquired or developed subsequent to June 30, 2004. The remaining increase relates primarily to an increase in utility expenses incurred at our properties as compared to the same period in 2004. Property operating costs represented approximately 34% and 33% of the sum of the rental income and tenant reimbursements revenue for the three months ended September 30, 2005 and 2004, respectively.

Asset and property management fees increased by $0.3 million during the three months ended September 30, 2005 to $6.7 million from $6.4 million for the three months ended September 30, 2004. This increase primarily relates to properties acquired subsequent to June 30, 2004. Asset and property management fees as a percentage of the sum of rental income and tenant reimbursements revenue were approximately 5% for the three months ended September 30, 2005 and 2004.

Depreciation expense increased by $1.5 million during the three months ended September 30, 2005 to $22.5 million from $21.0 million for the three months ended September 30, 2004. Substantially all of this increase relates to the addition of properties acquired or developed subsequent to June 30, 2004. Depreciation expense represented approximately 21% and 20% of rental income for the three months ended September 30, 2005 and 2004, respectively.

Amortization increased by $1.2 million during the three months ended September 30, 2005 to $16.2 million from $15.0 million for the three months ended September 30, 2004. Substantially all of this increase relates to those properties acquired subsequent to June 30, 2004. Amortization increased at a higher rate than depreciation expense because the period of amortization is the individual lease term, which is generally shorter than the useful life of the real estate asset.

General and administrative expense decreased by $1.4 million during the three months ended September 30, 2005 to $3.2 million from $4.6 million for the three months ended September 30, 2004. This decrease is primarily attributable to cost savings realized in connection with a decline in fees associated with IRA custodial services as a result of the volume of shares redeemed pursuant to our share redemption program which had been held in individual retirement accounts, as well as a reduction of certain non-salary administrative reimbursements. General and administrative expense represents approximately 2% and 3% of the sum of the rental income and tenant reimbursements revenue for the three months ended September 30, 2005 and 2004, respectively.

Interest expense increased by $2.6 million during the three months ended September 30, 2005 to $13.1 million from $10.5 million for the three months ended September 30, 2004 due to significantly higher average amounts of borrowings outstanding during the third quarter of 2005, as compared to the third quarter of 2004. We expect that future interest expense will be comparable to current amounts, as we have a majority of borrowings under long-term, fixed-rate debt facilities. Having no amounts currently outstanding under our variable rate lines of credit mitigates our exposure to rising interest rates.

Interest and other income decreased by $0.1 million during the three months ended September 30, 2005 to $0.6 million from $0.7 million for the three months ended September 30, 2004. The amount of interest income in each period represents interest earned on cash generated from operations and the sale of real estate assets. Cash on hand during the three months ended September 30, 2005 was less than the cash on hand during the three months ended September 30, 2004, partially as a result of the portfolio sale described in Note 3 to the accompanying consolidated financial statements. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be consistent with the amount earned during the three months ended September 30, 2005.

Equity in income of unconsolidated joint ventures decreased by $0.8 million during the three months ended September 30, 2005 to $0.5 million from $1.3 million for the three months ended September 30, 2004. This decrease is primarily related to properties disposed in April 2005 as part of the portfolio sale. We expect that equity in income of unconsolidated joint ventures reported for the three months ended September 30, 2005 would be comparable to equity in income of unconsolidated joint venture for future periods, absent future dispositions or unexpected changes in the operations of the underlying properties.

Income from continuing operations per share was $0.07 for the three months ended September 30, 2005 and 2004. In future quarters, we do not expect net income from continuing operations to change significantly, absent any significant additional dispositions, changes to our tenant base, credit quality, or weighted-average common shares outstanding.

Discontinued Operations

In accordance with FAS 144, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $3,000 and $8,497,000 for the three months ended September 30, 2005 and 2004, respectively. These amounts consist entirely of operations of the Eisenhower Boulevard Building and the 23 wholly owned properties sold as part of the portfolio sale that were disposed of during the second quarter 2004 and April 2005, respectively, as well as the associated gain (loss) realized on each sale. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the nine months ended September 30, 2005 versus the nine months ended September 30, 2004

Continuing Operations

Rental income increased by $13.1 million during the nine months ended September 30, 2005 to $330.6 million from $317.5 million for the nine months ended September 30, 2004. Substantially all of this increase relates to properties acquired or developed subsequent to December 31, 2003. Tenant reimbursements increased by $5.9 million during the nine months ended September 30, 2005 to $96.0 million from $90.1 million for the nine months ended September 30, 2004. This increase relates to properties acquired or developed subsequent to December 31, 2003, as well as an increase in recoverable property operating costs during the nine months ended September 30, 2005.

Lease termination income was $4.3 million for the nine months ended September 30, 2005 as compared to $8.5 million for the nine months ended September 30, 2004. The income for the nine months ended September 30, 2005 primarily relates to the termination of the Novartis lease at the Novartis Atlanta building and to the termination of the Motorola, Inc. lease at the River Corporate Center Building. At the time of the Motorola lease termination, a new lease was executed with Countrywide Home Loans, Inc. for all of the vacated space. As of September 30, 2005, a replacement tenant had not been secured for the space left vacant by Novartis. Lease termination income for the nine months ended September 30, 2004 relates to the termination of a portion of the Metris Direct, Inc. lease at the 10900 Wayzata Boulevard Building. At the time of the lease termination, a new long-term lease was executed with Siemens Real Estate, Inc. for all the vacated space. We do not expect that lease termination income for the nine months ended September 30, 2005 will be comparable in future periods, as this income is dependent upon the timing of the execution of any such future termination agreements.

Property operating expenses increased by $6.1 million during the nine months ended September 30, 2005 to $137.9 million from $131.8 million for the nine months ended September 30, 2004. Of this increase, $3.1 million relates to properties acquired or developed subsequent to December 31, 2003. The remaining increase relates primarily to an increase in utility expenses incurred at our properties as compared to the same period in 2004. Property operating costs represented approximately 32% of the sum of the rental income and tenant reimbursements revenue for the nine months ended September 30, 2005 and 2004.

Asset and property management fees increased by $4.3 million during the nine months ended September 30, 2005 to $20.7 million from $16.4 million for the nine months ended September 30, 2004. This increase relates to properties acquired subsequent to December 31, 2003, as well as the addition of asset and property management fees related to certain properties occupied by government tenants effective July 1, 2004, and the fact that third-party management fees reimbursable by tenants are no longer considered a reduction of management fees payable to Wells Management effective July 1, 2004. Asset and property management fees as a percentage of the sum of rental income and tenant reimbursements revenue were approximately 5% and 4% for the nine months ended September 30, 2005 and 2004, respectively.

Depreciation expense increased by $3.9 million during the nine months ended September 30, 2005 to $66.9 million from $63.0 million for the nine months ended September 30, 2004. This increase is primarily due to the addition of properties acquired or developed subsequent to December 31, 2003. Depreciation expense represented approximately 20% of rental income for the nine months ended September 30, 2005 and 2004.

Amortization increased by $4.9 million during the nine months ended September 30, 2005 to $48.4 million from $43.5 million for the nine months ended September 30, 2004. Substantially all of this increase is related to incurring a full period’s effect of FAS 141 related amortization expense for properties acquired or developed subsequent to December 31, 2003. The remaining increase is due to the shorter period of amortization (individual lease term), which is generally shorter than the useful life of the real estate asset, as well as the execution of certain second-generation leases at some of our properties and initial leases at recently developed properties. We expect that amortization of deferred lease costs and intangible lease assets will stabilize during the remainder of 2005 compared to the same periods in 2004, as a full period of amortization expense is recognized relating to our 2004 property acquisitions.

Lease termination expense was $1.2 million for the nine months ended September 30, 2005 as compared to $0.7 million for the nine months ended September 30, 2004. The expense for the nine months ended September 30, 2005 is comprised of approximately $0.3 million in charges associated with the Novartis Atlanta lease, and approximately $0.8 million in charges associated with Aon Corporation in the 1901 Main Street Irvine Building. These charges relate to straight-line rent and lease intangibles that were charged to expense as a result of these terminations. The expense for the nine months ended September 30, 2004 is comprised of approximately

$0.7 million in charges associated with the termination of a portion of the Metris Direct, Inc. lease at the 10900 Wayzata Boulevard Building. The charge relates to straight-line rent receivables that were charged to expense as a result of this termination. We do not expect these charges will be comparable to future periods, as this expense will be dependent upon the execution of any such future agreements.

During the nine months ended September 30, 2005, we recognized an impairment loss of approximately $16.1 million as a result of reducing the intended holding period for the IRS Long Island Building (the “Long Island Building”). The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005 for approximately all of the space that became available in July 2005, and the assessment of the leasing assumptions for this building, including market rents and the related costs and downtime necessary to complete the releasing.

General and administrative expense increased by $0.1 million during the nine months ended September 30, 2005 to $11.9 million from $11.8 million for the nine months ended September 30, 2004. This increase is primarily attributable to additional regulatory and reporting costs, offset by cost savings realized in connection with a decline in fees associated with IRA custodial services as a result of the volume of shares redeemed pursuant to our share redemption program which had been held in individual retirement accounts, as well as a reduction of certain non-salary administrative reimbursements. General and administrative expense represents approximately 3% of the sum of the rental income and tenant reimbursements revenue for the nine months ended September 30, 2005 and 2004, respectively.

Interest expense increased by $8.4 million during the nine months ended September 30, 2005 to $36.1 million from $27.7 million for the nine months ended September 30, 2004 due to significantly higher average amounts of borrowings outstanding during the first nine months of 2005, as compared to the same period in 2004. Interest expense in the future will be dependent upon the amount of borrowings outstanding, current interest rates, and the financing costs associated with obtaining debt facilities. We expect that future interest expense will be comparable to current amounts, as all of our borrowings are long-term, fixed-rate debt facilities. Having no amounts currently outstanding under our variable rate lines of credit mitigates our exposure to rising interest rates.

Interest and other income increased by $3.4 million during the nine months ended September 30, 2005 to $5.1 million from $1.7 million for the nine months ended September 30, 2004. The amount of interest income in each period represents interest earned on cash generated from operations and the sale of real estate assets. During the nine months ended September 30, 2005, average cash balances on hand were significantly greater than during the nine months ended September 30, 2004, due to the proceeds from the 27-property portfolio sale on April 13, 2005, which were distributed to stockholders on June 14, 2005. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be consistent with the amount earned during the nine months ended September 30, 2005. In addition to interest income, during the nine months ended September 30, 2005, we earned approximately $0.2 million of take-out fees related to our participation in Wells Capital’s 1031 Program, which may not be indicative of amounts earned in future periods, as such income is dependent upon the continuation and growth of the program and our continued involvement.

Equity in income of unconsolidated joint ventures increased by $10.8 million during the nine months ended September 30, 2005 to $14.4 million from $3.6 million for the nine months ended September 30, 2004. This increase is primarily related to the gain on sale associated with the sale of five properties owned by unconsolidated joint ventures during the nine months ended September 30, 2005, as opposed to the comparable period ended September 30, 2004. Four of these properties were included in the 27-property portfolio sold on April 13, 2005. We do not expect that equity in income of unconsolidated joint ventures reported for the nine months ended September 30, 2005 would be comparable to equity in income of unconsolidated joint venture for future periods due to the aforementioned property dispositions.

During the nine months ended September 30, 2005, we did not recognize a loss on extinguishment of debt. However, we recognized a loss on extinguishment of debt of approximately $2.1 million during the nine months ended September 30, 2004. In May 2004, we repaid in full and terminated our $500 million credit facility with Bank of America, N.A. and charged $1.7 million in associated unamortized financing costs to earnings. In addition, $0.4 million of unamortized loan costs associated with the Nestle debt was charged to earnings, as this debt was repaid in full during the first quarter of 2004. Loss on extinguishment of debt is not expected to be indicative of amounts in future periods, as such costs are generally dependent upon altering our financing structure and we do not expect to make significant changes to our current financing structure.

Income from continuing operations per share was $0.24 and $0.27 for the nine months ended September 30, 2005 and 2004, respectively. The decrease is attributable to the effect of the impairment loss on our IRS Long Island building, partially offset by higher than normal interest income earned on net sales proceeds held from the portfolio disposition before being distributed to investors in June 2005, as discussed above. In future quarters, we do not expect net income from continuing operations to change significantly, absent any significant additional dispositions, changes to our tenant base, credit quality, or weighted-average common shares outstanding.

Discontinued Operations

In accordance with Statement 144, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was $189.7 million and $37.7 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts consist entirely of operations of the Eisenhower Boulevard Building and the 23 wholly owned properties sold as part of the portfolio sale (as mentioned above) that were disposed of during the second quarter 2004 and April 2005, respectively, as well as the associated gain on sale realized with each transaction. We do not expect that income from discontinued operations will be comparable to future periods as such income is subject to the timing and existence of future property dispositions.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and with other REITs. Our management believes that accounting for real estate assets in accordance with U.S generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

We believe that net income, as defined by GAAP, is the most relevant measure of our operating performance and, accordingly, believe that FFO should not be viewed as an alternative measurement of our operating performance to net income.

As presented below, noncash items such as depreciation, amortization, and gains on the sale of real estate assets (for both wholly owned and unconsolidated joint ventures) are excluded from our calculation of FFO. Income from discontinued operations is included in FFO except for the components of income from discontinued operations resulting from the noncash items aforementioned. Thus, a portion of the depreciation of real estate assets and amortization of deferred leasing costs adjustments below are classified as income from discontinued operations in the accompanying consolidated financial statements (see Note 3 to our accompanying consolidated financial statements). FFO is not adjusted to reflect impairment losses, the cost of capital improvements or any related capitalized interest, and is presented in the following table, in thousands (except for weighted-average shares outstanding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$33,550	$44,066	$300,425	$161,735
Add:
Depreciation of real assets	22,522	24,085	68,836	72,527
Amortization of lease-related costs	16,242	16,703	50,978	48,618
Depreciation and amortization—unconsolidated partnerships	651	865	2,124	3,288
Subtract:
Gain on sale of properties— wholly owned	—	37	(177,386)	(11,592)
Gain on sale of properties—unconsolidated partnerships	8	—	(11,944)	—

FFO	$72,973	$85,756	$233,033	$274,576

Weighted-average shares outstanding	461,657,367	466,590,060	466,481,986	464,814,778

Set forth below is additional information related to selected material noncash items included in net income above, which may be helpful in assessing our operating results:

•	In accordance with the definition provided by NAREIT, nonrecurring charges not classified as extraordinary items such as impairment losses are included in the calculation of FFO. As such, the impairment charge of approximately $16.1 million recognized in second quarter 2005 related to the Long Island Building is included in net income as well as FFO for the nine months ended September 30, 2005 above. The impairment charge is a noncash expense and, accordingly, does not impact cash flows available for operating activities;

•	In accordance with GAAP, we recognized straight-line rental revenue of approximately $5.0 million and $6.9 million during the three months ended September 30, 2005 and 2004, respectively, and $15.0 million and $19.1 million for the nine months ended September 30, 2005 and 2004, respectively;

•	The amortization of deferred financing costs totaled approximately $0.5 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively, and $1.4 million and $2.0 million for the nine months ended September 30, 2005 and 2004, respectively. Additionally, there was no loss on extinguishment of debt incurred for the three months ended September 30, 2005 and 2004, and approximately $0 and $2.1 million for the nine months ended September 30, 2005 and 2004, respectively; and

•	The amortization of intangible lease assets and intangible lease liabilities recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.6 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively, and $1.1 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively.

Through the first quarter 2004, we and our unconsolidated joint ventures previously presented the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in our consolidated statements of income. Beginning with the second quarter 2004, we and our unconsolidated joint ventures have presented this amortization as amortization expense in our consolidated statements of income, and have reclassified such amortization from rental income to amortization expense for all periods previously presented.

The period of amortization continues to be the term of the respective lease. This reclassification results in no change in previously reported net income. The primary purpose of this change is to more closely align our presentation of such costs with similar costs, as classified by other companies in the real estate industry.

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

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would help to protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to offset the impact of inflation.

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

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets and liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value, and therefore could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at September 30, 2005, except for the impairment charge of approximately $16.1 million related to the Long Island Building recognized in the second quarter 2005.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells III, the president and a director of Wells REIT, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

Commitments and Contingencies

We are subject to certain contingent liabilities and commitments with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Properties Under Construction

•	Commitments Under Existing Lease Agreements

•	Earn-out Agreements

•	Take-out Purchase and Escrow Agreements

•	Litigation

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations. We manage our exposure to these market risks through our regular operating and financing activities. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low-to-moderate level of overall borrowings. Additionally, we manage our ratio of fixed to floating rate debt with the objective of achieving the most efficient mix between favorable rates and exposure to rate changes based on anticipated market conditions. We have and may from time to time enter into interest rate swap agreements or interest rate cap agreements to hedge our exposure to fluctuating interest rates. We do not anticipate any material changes in our exposure to interest rate fluctuations or in our management thereof. We intend to use derivative financial instruments as risk management tools and not for speculative or trading purposes.

All of our debt was entered into for other than trading purposes, and the fair value of our debt approximates its carrying amount.

As of September 30, 2005, substantially all of our outstanding debt is subject to fixed interest rates. The outstanding debt has an average interest rate of approximately 4.87% with expirations ranging from 2006 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of September 30, 2005, one piece of our outstanding debt is based on variable interest rates, the Merck build to suit (“Merck BTS”) loan. The interest rate swap agreement relating to this debt expired in July 2005. The amount outstanding under this $21.1 million term loan payable has a stated variable interest rate of LIBOR plus 0.85%. To the extent that we borrow funds in the future under our variable rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended September 30, 2005, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	The fourth public offering of our common stock was closed on July 25, 2004. The Registration Statement relating to our dividend reinvestment plan (No. 333-114212) was declared effective on April 5, 2004. The initial sale of shares of our common stock pursuant to this Registration Statement occurred with respect to dividends declared and paid in September 2004. The net offering proceeds raised pursuant to the dividend reinvestment plan will be used for general corporate purposes, including, but not limited to, the acquisition of interests in additional properties or real estate investments, funding of tenant improvements, leasing commissions and other lease-up costs, repayment of debt, and funding of redemptions under our share redemption program.

(c)	During the quarter ended September 30, 2005, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Approximate Number of Shares Redeemed*	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2005 Under the Plan**
July 2005	445	$8.38	$12,145
August 2005	217	$8.38	$10,330
September 2005	220	$8.38	$8,485

*	All shares redeemed were redeemed pursuant to our share redemption program, as amended.
**	Of the maximum amount available for redemptions in calendar year 2005, our board of directors has reserved all shares available for redemption in calendar year 2005 remaining after completion of June 2005 share redemptions (approximately 1.9 million shares) for redemptions relating to the death of a stockholder and redemptions required to satisfy minimum distribution requirements under the Code. As of September 30, 2005, approximately 1.0 million shares remain available for the remainder of the year to redeem shares upon the death of a stockholder and required minimum distribution redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness during the third quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On July 19, 2005, we held our annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)	Our stockholders elected the following individuals to the board of directors: Leo Wells, III; Douglas Williams; Michael Buchanan; Richard Carpenter; Bud Carter; William Keogler; Donald Moss; Walter Sessoms; Neil Strickland; and Wayne Woody.

(c)	The above matter was approved by stockholders of the Registrant at the annual meeting by the casting of the following votes:

Name	Votes For	Votes Withheld
Leo Wells, III	256,595,700	3,569,714
Douglas Williams	256,690,907	3,474,507
Michael Buchanan	256,648,244	3,517,170
Richard Carpenter	256,463,360	3,702,054
Bud Carter	256,670,112	3,495,302
William Keogler	256,598,622	3,566,792
Donald Moss	256,480,700	3,684,714
Walter Sessoms	256,395,008	3,770,406
Neil Strickland	256,411,402	3,754,012
Wayne Woody	256,553,932	3,611,482

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to the Registrant’s board of directors since the filing of the Registrant’s Schedule 14A.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: November 3, 2005	By:	/s/ DOUGLAS P. WILLIAMS
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