Form 10-K
period 2005-12-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2006-03-28
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates:

While there is no established market for the Registrant’s shares of voting stock, the Registrant has offered and sold shares of its voting stock pursuant to a Form S-3 Registration Statement under the Securities Act of 1933 at prices ranging from $9.55 to $8.31 per share. The number of shares of common stock outstanding as of June 30, 2005 was approximately 461,568,749.

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Investment Trust, Inc. Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2006.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Item 1A sets forth certain risks and uncertainties which could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation formed on July 3, 1997, which commenced operations on June 5, 1998 and qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of our business is conducted through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership, or subsidiaries of Wells OP. Wells REIT is the sole general partner, and Wells Capital, Inc. (“Wells Capital”) is the sole limited partner, of Wells OP. Wells OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with unaffiliated parties, and through certain joint ventures with real estate limited partnerships sponsored by Wells Capital. We have a controlling interest in the unaffiliated joint ventures and, accordingly, consolidate the accounts of these entities. Conversely, we do not have a controlling interest in the joint ventures with affiliates of Wells Capital and, accordingly, do not consolidate the accounts of these entities. Except where otherwise noted, references to Wells REIT, “we,” “us,” or “our” herein shall include all subsidiaries of Wells REIT, including Wells OP, its subsidiaries, and consolidated joint ventures.

We engage in the acquisition and ownership of commercial real estate properties, including properties that are under construction, newly constructed, or have operating histories. Our portfolio consists primarily of high-grade office and industrial buildings leased to large corporate tenants located throughout the United States. As of December 31, 2005, all properties currently owned by us are office buildings, warehouses, and manufacturing facilities or some combination thereof; however, we are not limited to such investments.

Our stock is not listed on a national exchange. However, our articles of incorporation currently require that we begin the process of liquidating our investments and distributing the resulting proceeds to our stockholders if our shares are not listed on a national exchange by January 30, 2008. Our articles of incorporation can only be amended by a proxy vote of our stockholders.

Real Estate Investment Objectives

Our primary investment objectives are to maximize cash dividends paid to our investors; to preserve, protect, and return our investors’ capital contributions; and to realize growth in the value of our properties upon our ultimate sale of such properties or from the listing of the shares of the company on a national exchange.

In determining the appropriateness of an investment in real estate, we consider the creditworthiness of the tenants, the location of the property, its appropriateness for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation, and liquidity and tax considerations. We also consider the impact of the acquisition on our portfolio as a whole with regard to diversification by geography, tenants, industry group of tenants, and timing of lease expirations.

We have developed specific standards for determining creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building. Creditworthy tenants of the type we target have become more highly valued in the marketplace and, consequently, there is increased competition for acquiring properties leased to such creditworthy tenants. As a result, the purchase prices for properties have increased and capitalization rates (“cap rates”), or first-year returns on real estate investments, have declined. We remain committed to invest in quality properties that will produce quality income.

Our investment philosophy emphasizes diversification of our portfolio for geographic locations, tenants, industry group of tenants, and timing of lease expirations. Prior to acquisition we perform an assessment to ensure that our portfolio is diversified with regard to these criteria to minimize the impact on our portfolio of significant factors affecting a single geographic area, type of property or industry group of tenants. Additionally, we analyze annual lease expirations in an attempt to minimize the impact on the cash flows from operations of the portfolio as a whole for properties that may be vacant until re-leased.

We anticipate that in future periods we will continue to acquire additional properties which meet our investment objectives with regard to quality and dispose of certain properties in order to continue to position the portfolio at an acceptable range of diversification; however, the number and mix of properties we acquire will largely depend upon the real estate and market conditions and other circumstances existing at the time we acquire the properties. We anticipate that future funds for acquisitions may come from a variety of sources, including operating cash flow, investor proceeds received from the sale of common stock pursuant to our dividend reinvestment plan, net proceeds from property dispositions, and additional borrowings.

Generally, we are responsible for the replacement of specific structural components of a property such as the roof of the building or the parking lot. However, the majority of our leases include reimbursement provisions that require the tenant to pay, as additional rent, all or a portion of real estate taxes; sales and use taxes; special assessments; utilities; insurance; building repairs; and other building operation and management costs. Such reimbursement provisions mitigate the risks related to rising costs. Upon the expiration of leases at our properties, our objective is to negotiate leases that contain similar reimbursement provisions; however, the conditions in each of our markets could dictate different outcomes and may result in less favorable reimbursement provisions.

Financing Objectives

To date, we have financed our acquisitions through a combination of equity raised in our public offerings and debt incurred or assumed upon the acquisition of certain properties. We anticipate that future acquisitions will be funded primarily through existing or future debt arrangements, proceeds we raise pursuant to our dividend reinvestment plan, and net proceeds we receive from the sale of existing properties.

Our articles of incorporation limit borrowings to 50% of the aggregate value of all properties. While we do not intend to reach this leverage limit, we do intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so more funds will be available for investment in properties, which provides a more diversified portfolio. Currently, management intends to operate at a debt ratio well below the 50% limit. However, this range may change depending upon various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to pay dividends in accordance with our investment objectives, the composition of our portfolio, the availability of properties meeting our investment criteria, the availability of debt, or changes in the cost of debt financing.

During the first quarter of 2005, we obtained long-term debt facilities used to fund the accumulated redemption requests pursuant to our share redemption program. This financing was secured at rates ranging from 5.195% to 5.29%. As of December 31, 2005, our debt leverage ratio (the ratio of our outstanding debt to the aggregate cost of our real estate assets) was 23.3%.

Operating Objectives

As our initial capital raising and acquisition phase is complete, we are currently focusing primarily on the operational performance of the portfolio. In connection therewith, we will continue to focus on a number of key operating initiatives, including the following:

•	Negotiating strategic renewals or lease extensions that expire in either the next few years or at times in which we believe it is important to make adjustments to our lease expiration exposure;

•	Ensuring that we enter into leases at market terms, upon lease expiration or with regard to currently vacant space at our properties, in order to maximize returns on our properties as permitted by the market;

•	Considering appropriate actions for future lease expirations to ensure that we can position the property appropriately to retain the existing tenants or negotiate lease amendments now, which will lengthen the term of the lease, resulting in the receipt of increased rents over the long term as allowed by the market;

•	Controlling operating expenses as a percentage of revenues as we attempt to take advantage of certain economies of scale; and

•	Evaluating selective property dispositions that will improve the overall quality and economic performance of our portfolio over the long term.

Employees

Wells REIT has no direct employees. Under the terms of various agreements, Wells Capital, Wells Management Company, Inc. (“Wells Management”), and their affiliates invoice Wells REIT for the services provided to Wells REIT by their employees based on estimates of the time spent to perform a variety of services outlined in such agreements. These expenses are included in general and administrative expenses in the accompanying consolidated statements of income. These expenses, after reduction for amounts reimbursed by tenants, totaled approximately $7.8 million, $8.4 million, and $3.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Insurance

We believe that our properties are adequately insured.

Competition

As the leasing of real estate is highly competitive, we will experience competition for tenants from owners and managers of competing projects. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which would adversely impact our results of operations. At the time we elect to acquire additional properties, we will compete with other buyers who are interested in the property, which may result in an increase in the amount that we pay for the property or may result in us ultimately not being able to acquire the property. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers for properties, which may result in us receiving lower proceeds from the disposal or which may result in us not being able to dispose of the property due to the lack of an acceptable return.

Economic Dependency

We have engaged Wells Capital and its affiliates, Wells Management and Wells Investment Securities, Inc. (“WIS”), to provide certain essential services, including asset management services, supervision of the management and leasing of some of our properties, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital, Wells Management, and WIS.

Wells Capital, Wells Management, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2005, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2005, no tenant represents more than 10% of our future rental income under non-cancelable leases or 10% of our current year rental revenues. We are not aware of any reason that our current tenants will not be able to pay their contractual rental amounts, in all material respects, as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership sponsored by Wells Capital and Mr. Wells, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners of Fund I; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal.

Web Site Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other filings with the Securities and Exchange Commission (the “SEC”), including any amendments to such filings, may be obtained free of charge from the following Web site, http://www.wellsref.com, through a link to the http://www.sec.gov Web site. These filings are available promptly after we file them with, or furnish them to, the SEC.

Item 1A.	Risk Factors

General Risks Related to Investments in Real Estate

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

Properties that have significant vacancies could be difficult to sell, which could diminish our return on those properties.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with high or prolonged vacancies could suffer, which could further reduce the return to our stockholders.

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to stockholders.

We rely on certain tenants.

As of December 31, 2005, our most substantial tenants based on rental income were BP Amoco (approximately 5%), Leo Burnett (approximately 5%), NASA (approximately 4%), and US Bancorp (approximately 4%). The revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments which may have a substantial adverse effect on our financial performance.

Our inability to sell a property at the time we plan could limit our ability to pay cash distributions to our stockholders.

General economic conditions, availability of financing, interest rates, and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. We may be unable to sell a property for the price, on the terms, or within the time frame we would like. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to make distributions to stockholders.

Increases in property operating expenses may adversely affect your returns.

In the event that we experience significant increases in property operating expenses, including property taxes, insurance, and other costs at our properties, that are not reimbursable by our tenants, our cash flow available for distribution to stockholders may be reduced.

We may not have funding for future leasing costs.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements, leasing commissions, and tenant refurbishments to the vacated space. Substantially all of our net offering proceeds have been invested in real estate properties, and we do not maintain permanent working capital reserves. We also have no identified funding source (other than our existing lines of credit) to provide funds which may be required in the future for tenant improvements, leasing commissions, and tenant refurbishments in order to attract new tenants. We cannot assure you that we will have proceeds from the sale of our dividend reinvestment plan shares or any sources of funding available to us for such purposes in the future.

Uncertain market conditions and our advisors’ broad discretion relating to the future disposition of properties could adversely affect the return on your investment.

We will generally hold our real properties until such time as our advisors determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our advisors, subject to the approval of our board of directors, may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon a potential liquidation of the Wells REIT if we do not list our shares by January 30, 2008, unless such date is extended by a proxy vote of our stockholders. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.

We are subject to certain types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding (other than our existing lines of credit) to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

Our operating results may suffer because of potential development and construction delays and resultant increased costs and risks.

We may acquire and develop properties, including unimproved real properties, upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Actions of our joint venture partners could reduce the returns on our joint venture investments.

We have entered into joint ventures with third parties to acquire, develop, or improve properties and will likely acquire additional properties through joint venture arrangements. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

•	the possibility that our co-venturer in an investment might become bankrupt;

•	that such co-venturer may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	that such co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the returns to our investors.

Costs of complying with governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

All real property and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent, or pledge such property as collateral for future borrowings.

Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our cash flow and ability to make distributions.

Discovery of previously undetected environmentally hazardous conditions may decrease our revenues and limit our ability to make distributions.

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under, or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

If we sell properties and provide financing to purchasers, defaults by the purchasers may decrease our cash flows and limit our ability to make distributions.

In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash dividends to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or the reinvestment of proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced, or otherwise disposed of.

Risks Related to Ownership of Shares of Our Common Stock

There is no public trading market for our shares; therefore, it will be difficult for our stockholders to sell their shares.

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange or the NASDAQ National Market. Stockholders may not sell their shares unless the purchaser meets the applicable suitability and minimum purchase requirements. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share redemption program includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us, and our board of directors may amend, suspend or terminate our share redemption program at any time upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Investors should only purchase our shares as a long-term investment due to the illiquid nature of our shares.

We may be unable to pay or maintain cash distributions to our stockholders at their current levels.

There are many factors that can affect the availability and timing of distributions to stockholders. In the future, we expect to fund distributions principally from cash flow from operations; however, while our dividend reinvestment plan continues, we may fund our distributions from the net proceeds from our dividend reinvestment plan or from borrowings. If we fund distributions from financings or the net proceeds from our dividend reinvestment plan, we will have less funds available for the acquisition of properties, and the overall return to our investors may be reduced. We can give no assurance that we will be able to pay or maintain cash distributions or increase distributions over time.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders which may discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.

If we are required to register as an investment company under the Investment Company Act, the return to our stockholders would be reduced; if we become an unregistered investment company, we could not continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate. To maintain compliance with the Investment Company Act exemption, we need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our investors may be more likely to sustain a loss on their investment because our promoters do not have as strong an economic incentive to avoid losses as do promoters who have made significant equity investments in their company.

As of December 31, 2005, our promoters had only invested approximately $200,000 in Wells REIT, primarily by one of our advisors purchasing 20,000 units of limited partnership interest in our operating partnership for $10.00 per unit before our initial public offering. Our investors may be at a greater risk of loss because our promoters do not have as much to lose from a decrease in the value of our shares as do those promoters who make more significant equity investments in their companies.

Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, and the level of distributions to our stockholders. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks they face.

Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program.

Even though our share redemption program currently provides stockholders with the opportunity to have their shares redeemed after they have held them for a period of one year for a purchase price equal to the lesser of (1) $10 per share, or (2) the purchase price per share that they actually paid for their shares of Wells REIT, less in both instances any amounts previously distributed to them attributable to net sales proceeds from the sale of Wells REIT’s properties, stockholders should be fully aware that our share redemption program contains certain restrictions and limitations. Subject to funds being available, we currently limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. In addition, the board of directors may set aside and reserve an amount determined annually by the board not to exceed 20% of the funds available for redemption during each calendar year for (1) redemptions upon the death of a stockholder (“redemptions upon death”), and (2) redemptions for certain stockholders to satisfy required minimum distribution requirements as set forth under Sections 401(a)(9), 403(b)(10), 408(a)(6), 408(b)(3), and 408(A)(c)(5) of the Internal Revenue Code (“required minimum distribution redemptions”), which will have the effect of reducing the amount of funds otherwise available for other redemption requests. Our board of directors has determined that up to 15% of funds available for redemption will be set aside and reserved for redemptions upon death and required minimum distribution redemptions during calendar year 2006. In addition, our board of directors may amend, suspend, or terminate our share redemption program at any time upon 30 days’ notice. Therefore, stockholders in Wells REIT should not assume that they will be able to sell all or any portion of their shares back to Wells REIT pursuant to our share redemption program.

Risks Related to Our Corporate Structure

Wells Management and Wells Capital’s loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. Our advisors, Wells Management and Wells Capital, do not have employment agreements with Messrs. Wells, Williams or Fretz, and they cannot guarantee that such persons will remain affiliated with them. If any of these key personnel were to cease their affiliation with our advisors, they may be unable to find suitable replacement personnel, and our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our advisors to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our advisors may be unsuccessful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if our advisors incur significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on our advisors, both of which are wholly owned subsidiaries of WREF, to select investments and conduct our operations; thus, adverse changes in the financial condition of WREF, or adverse changes to our relationship with our advisors could hinder their ability to successfully manage our operations and our portfolio of investments. In addition, as a general partner in many WREF-sponsored programs, Wells Capital, one of our advisors, may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

Payment of fees to our advisors and their affiliates will reduce cash available for investment and distribution.

Our advisors and their affiliates perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our business. We will pay our advisors substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to our stockholders.

We are uncertain of our sources for funding of future capital needs.

Substantially all of the gross proceeds raised in our previous public offerings have been used for investment in properties and for payment of various fees and expenses, and proceeds raised pursuant to our dividend reinvestment plan may be used for additional acquisitions or to fund share redemptions pursuant to our share redemption program. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any additional sources for such funding outside of our existing lines of credit, and we cannot assure you that such sources of additional funding will be available to us for potential capital needs in the future.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our recovery and our stockholders’ recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, we and our stockholders may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net income and cash available for distributions.

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates and/or penalties, which would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would reduce the return to our stockholders.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we can give no assurance that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction was so recharacterized, the amount of our REIT taxable income could be recalculated which might cause us to fail to meet our distribution requirement described below for such year. If this were to occur, we might also fail to satisfy the tests for REIT qualification regarding the nature of our assets or types of income we derive from investments, and our ability to pay cash distributions to our stockholders could be limited.

Stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

Participants in our dividend reinvestment plan will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, participants will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, and except with respect to tax-exempt entities, participants in our dividend reinvestment plan may have to use funds from other sources to pay the tax liability on the value of the shares of common stock they receive under the plan.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we remain qualified as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•	If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•	In certain circumstances, if we acquire a property for investment purposes and subsequently sell that property, our gain would be subject to the 100% tax on “prohibited transactions.”

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in us.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (ii) the effect of non-deductible capital expenditures; (iii) the creation of reserves; or (iv) required debt or amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock. Further, borrowing to pay distributions to our stockholders may increase the likelihood that distributions exceed taxable income, which would reduce a stockholder’s basis in our stock and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return to our stockholders.

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of the Wells REIT. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your ownership of shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on ownership of shares.

Risks Associated with Debt Financing

We have incurred and are likely to continue to incur mortgage and other indebtedness, which may increase our business risks.

As of December 31, 2005, we had total outstanding indebtedness of approximately $1.0 billion. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, and for other purposes.

Significant borrowings by us increase the risks of an investment in us. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be limited.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. We may be unable to refinance properties. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our advisors. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

Increases in interest rates could increase the amount of our variable-rate debt payments and limit our ability to pay dividends to our stockholders.

As of December 31, 2005, we had approximately $1.0 billion of indebtedness. We may incur additional indebtedness in the future, including debt that may be incurred to refinance fixed-rate indebtedness. Increases in interest rates will increase our interest costs associated with variable-rate debt, which would reduce our cash flows and our ability to pay dividends to our stockholders. In addition, if we need to repay existing debt during periods of higher interest rates, we might sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

High debt levels could hinder our ability to make distributions and could decrease the value of an investment in us.

Our policies do not limit us from incurring additional debt until debt would exceed 50% of the value of our assets, though we may exceed this limit under some circumstances. Higher debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

Risks Related to Conflicts of Interest

Our advisors will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, i.e., our advisors may offer us less attractive investment opportunities or we may lease to less attractive tenants, lowering the overall return to our stockholders.

We rely on our advisors to identify suitable investment opportunities. Other WREF-sponsored programs also rely on Wells Capital and its affiliates for investment opportunities. Many investment opportunities would be suitable for us as well as other Wells programs. If Wells Capital directs an investment opportunity to a WREF-sponsored program, it is to offer the investment opportunity to the program for which the opportunity, in the discretion of Wells Capital, is most suitable. Likewise, we rely on Wells Management, and its affiliates, to attract and retain creditworthy tenants for some of our properties. Other WREF-sponsored programs rely on Wells Management for the same tasks. If Wells Management directs creditworthy prospective tenants to another WREF-sponsored program when it could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Wells Capital could direct attractive investment opportunities to other entities or even make such investments for its own account. Wells Management could direct attractive tenants to other entities. Such events could result in our investing in properties that provide less attractive returns or leasing properties to tenants that are more likely to default under their leases, thus reducing the level of dividends we may be able to pay.

Wells Capital will face conflicts of interest relating to joint ventures that we may form with affiliates of Wells Capital, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint venture agreements with other Wells programs for the acquisition, development or improvement of properties. Wells Capital may have conflicts of interest in determining which Wells program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, Wells Capital may face a conflict in structuring the terms of the relationship between our interests and the interests of the affiliated co-venturer and in managing the joint venture. Since Wells Capital and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Co-venturers may thus benefit to our detriment.

Wells Capital will face conflicts of interest relating to joint ventures with affiliates.

Wells Capital, one of our advisors, is currently sponsoring a public offering on behalf of Wells REIT II, which is also a REIT. In the event that we were to enter into a joint venture with Wells REIT II or any other Wells program or joint venture, we may face certain additional risks and potential conflicts of interest. For example, securities issued by Wells public partnerships will never have an active trading market. Therefore, if we were to become listed on a national exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. In addition, in the event that our shares are not listed on a securities exchange by January 30, 2008, our organizational documents provide for an orderly liquidation of our assets. In the event of such liquidation, any joint venture between the Wells REIT and another Wells program may be required to sell its properties at such time. Our joint venture partners may not desire to sell the properties at that time. Although the terms of any joint venture agreement between the Wells REIT and another Wells program would grant the other Wells program a right of first refusal to buy such properties, it is unlikely that any such program would have sufficient funds to exercise its right of first refusal under these circumstances.

Agreements and transactions between the parties with respect to joint ventures between the Wells REIT and other Wells programs will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative impact on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of Wells Capital, certain conflicts of interest will exist.

Our advisors, their affiliates, and our officers will face competing demands on their time, and this may cause our operations to suffer.

We rely on our advisors and their affiliates for the day-to-day operation of our business. Our advisors and their affiliates, including our officers, have interests in other Wells programs and engage in other business activities. As a result, they will have conflicts of interest in allocating their time among us and other Wells programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Our reliance on our advisors to locate suitable investments for us at times when the management of our advisors is simultaneously seeking to locate suitable investments for other affiliated programs could delay the investment of the proceeds of our dividend reinvestment plan. Delays we encounter in the selection, acquisition and development of income-producing properties would reduce the returns on our investments and limit our ability to make distributions to our stockholders.

Our officers and some of our directors face conflicts of interest related to the positions they hold with our advisors and their affiliates, which could hinder our ability to successfully implement our business strategy and to generate returns to our investors.

Our executive officers and some of our directors are also officers and directors of our advisor, our dealer- manager, and other affiliated entities. As a result, they owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our advisors and their affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and other WREF-sponsored programs, which could result in actions that are not in the long-term best interest of our stockholders.

Our advisors and their affiliates will receive substantial fees from us. These fees could influence the advice given to us by our advisors, as well as the judgment of the affiliates of our advisors who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisors and their affiliates, including the advisory agreements, the dealer-manager agreement, and any property management and leasing agreements;

•	property sales, which entitle our advisors to real estate commissions and possible success-based sale fees;

•	property acquisitions from other WREF-sponsored programs, which might entitle our advisors to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•	whether and when we seek to list our common stock on a national securities exchange or the NASDAQ National Market, which listing could entitle our advisors to a success-based listing fee but could also hinder their sales efforts for other programs if the price at which our shares trade is lower than the price at which we offered shares to the public; and

•	whether and when we seek to sell our company or our assets, which could entitle our advisors to a success-based fee but could also hinder their sales efforts for other programs if the sales price for our company or our assets resulted in proceeds less than the amount needed to preserve our stockholders’ capital.

The acquisition fees and management and leasing fees paid to our advisors, and their affiliates, will be paid irrespective of the quality of their acquisition or property-management services during the term of the related agreement. Moreover, our advisors will have considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. Considerations relating to their compensation from other programs could result in decisions that are not in the best interests of our stockholders.

Our board’s loyalties to Wells REIT II (and possibly to future WREF-sponsored programs) could influence its judgment, resulting in actions that are not in our stockholders’ best interest or that result in a disproportionate benefit to another Wells program at our expense.

Eight of our ten directors also serve on the board of directors of Wells REIT II and have statutory and fiduciary obligations to our stockholders and the stockholders of Wells REIT II. Therefore, the loyalties of these directors to Wells REIT II may influence the judgment of our board when considering issues for us that may affect Wells REIT II, such as the following:

•	Our board of directors must evaluate the performance of our advisors with respect to whether our advisors are presenting to us our fair share of investment opportunities or otherwise performing their duties under our advisory agreements. If our advisors are not performing their duties for us or are giving preferential treatment to Wells REIT II, the divided loyalties of the members of our board who also serve on the board of directors of Wells REIT II could adversely affect our board’s willingness to enforce our rights under the terms of the advisory agreements or to seek a new advisor.

•	Our board of directors may have to make a similar evaluation with respect to the performance of Wells Management, and its affiliates, as our property manager. If Wells Management, and its affiliates, are not performing well as a property manager because of the similar services they provide for Wells REIT II, the divided loyalties of the members of our board who also serve on the board of directors of Wells REIT II could adversely affect our board’s willingness to enforce our rights under the terms of the advisory agreements or the property management agreement or to seek a new property manager.

•	Our board of directors approves every property acquisition we make. Decisions of our board regarding whether we should purchase a property may be influenced by the divided loyalties of the members of our board who also serve on the board of directors of Wells REIT II based on the potential that our advisors would present the opportunity to Wells REIT II if we did not pursue it.

•	We may enter into transactions with Wells REIT II, such as property sales and acquisitions, joint ventures, or financing arrangements. Decisions of our board regarding the terms of those transactions may be influenced by the divided loyalties of the members of our board who also serve on the board of directors of Wells REIT II.

•	A decision of the board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of Wells REIT II.

We could also face similar conflicts if our promoters sponsor additional REITs.

Section 1031 Exchange Program Risks

We may have increased exposure to liabilities from litigation as a result of our participation in the Section 1031 Exchange Program, which increases the risks our stockholders face.

Wells Management, one of our advisors, has developed a program to facilitate real estate acquisitions for persons (1031 Participants) who seek to reinvest proceeds from a real estate sale and qualify that reinvestment for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (Section 1031 Exchange Program). The Section 1031 Exchange Program involves private placements of co-tenancy interests in real estate. There may be significant tax and securities disclosure risks associated with these private placement offerings of co-tenancy interests to 1031 Participants. For example, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests and its sponsors. We may in the future agree to make certain guarantees in the event of non-sale of the co-tenancy interests in these types of offerings and could, therefore, possibly be named in or otherwise required to defend against lawsuits brought by 1031 Participants. Any amounts we are required to expend for any such litigation claims may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may limit our future ability to borrow funds or raise additional capital.

We may be subject to risks associated with future co-tenancy arrangements that are not otherwise present in a real estate investment; these risks could reduce the value of any future co-tenancy investments that we are required to make and reduce the overall return to our investors.

Our participation in the Section 1031 Exchange Program would likely involve an obligation of Wells OP to purchase any co-tenancy interests in a property that remain unsold at the completion of a Section 1031 Exchange Program private placement offering. Accordingly, Wells OP could be required to purchase the unsold co-tenancy interests and thus become subject to the risks of ownership of properties in a co-tenancy arrangement with unrelated third parties.

Ownership of co-tenancy interests involves risks not otherwise present with an investment in real estate such as the following:

•	the risk that a co-tenant may at any time have economic or business interests or goals that are inconsistent with our business interests or goals;

•	the risk that a co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	the possibility that a co-tenant might become insolvent or bankrupt, which may be an event of default under mortgage loan financing documents, or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-tenants owning interests in the property.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the returns to our investors.

In the event that our interests become adverse to those of the other co-tenants, we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants. Even if we are given the opportunity to purchase such co-tenancy interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-tenancy interests from the 1031 Participants.

We might want to sell our co-tenancy interests in a given property at a time when the other co-tenants in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned entirely.

Our participation in the Section 1031 Exchange Program may limit our ability to borrow funds in the future; this could reduce the number of investments we can make and limit our ability to make distributions to our stockholders.

Institutional lenders may view our obligations under agreements to acquire unsold co-tenancy interests in properties as a contingent liability against our cash or other assets, which may limit our ability to borrow funds in the future. Lenders providing lines of credit may restrict our ability to draw on our lines of credit by the amount of our potential obligation. Further, our lenders may view such obligations in such a manner as to limit our ability to borrow funds based on regulatory restrictions on lenders that limit the amount of loans they can make to any one borrower. These events could limit our operating flexibility and our ability to make distributions to our stockholders.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to civil and criminal penalties.

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in shares. Fiduciaries investing the assets of a pension, profit-sharing, 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2005.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2005, we own interests in 83 properties. Of these properties, 69 are wholly owned and three properties are owned through consolidated joint ventures. All of these properties are included in our accompanying consolidated financial statements. The remaining 11 properties are owned through joint ventures with affiliates of Wells Capital. The majority of assets are commercial office buildings located in 23 states and the District of Columbia. As of December 31, 2005, our properties were approximately 95.5% leased with an average lease term remaining of approximately 6.5 years.

Property Statistics

The tables below include statistics for properties that we own directly and through our consolidated joint ventures, as well as for our respective ownership interests in properties that we own through our unconsolidated joint ventures. The following table shows lease expirations of our portfolio as of December 31, 2005, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Gross Base Rent
Vacant	$0	952	0%
2005	13,960	457	3%
2006	32,025	1,086	6%
2007	23,950	858	5%
2008	49,357	1,648	9%
2009	78,347	3,133	15%
2010	84,963	3,957	16%
2011	85,836	2,585	16%
2012	61,850	1,974	12%
2013	26,983	1,030	5%
2014	22,231	755	4%
Thereafter	50,834	2,328	9%

	$530,336	20,763	100%

The following table shows the geographic diversification of our portfolio as of December 31, 2005.

Location	2005 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2005 Annualized Gross Base Rents
Chicago	$136,339	4,593	26%
Washington, D.C.	81,519	2,198	15%
N. New Jersey	40,999	1,742	8%
Minneapolis	32,020	1,230	6%
Boston	28,806	586	5%
New York	27,818	987	5%
Los Angeles	22,579	679	4%
Detroit	21,989	984	4%
Dallas	18,608	889	4%
Atlanta	14,939	616	3%
Philadelphia	12,904	761	2%
Other*	91,816	5,498	18%

	$530,336	20,763	100%

*	None more than 2%.

The following table shows the tenant industry diversification of our portfolio as of December 31, 2005.

Industry	2005 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2005 Annualized Gross Base Rent
Business Services	$57,739	2,062	11%
Depository Institutions	50,152	2,011	9%
Legal Services	40,282	1,128	8%
Insurance Carriers	29,905	1,405	6%
Communication	25,235	924	5%
Electronic & Other Electric Equipment	24,383	1,338	5%
Nondepository Institutions	22,922	971	4%
Administration of Economic Programs	22,291	597	4%
Insurance Agents, Brokers, and Service	21,516	580	4%
Transportation Equipment	20,286	818	4%
Food and Kindred Products	19,356	558	4%
Finance, Taxation, & Monetary Policy	17,233	428	3%
Administration of Human Resources	15,686	577	3%
Other*	163,350	7,366	30%

	$530,336	20,763	100%

*	None more than 2%.

The following table shows the tenant diversification of our portfolio as of December 31, 2005.

Location	2005 Annualized Gross Base Rent (in thousands)	Percentage of 2005 Annualized Gross Base Rent
BP Amoco	$28,975	5%
Leo Burnett	26,083	5%
NASA	22,169	4%
US Bancorp	18,566	4%
Nestle	17,474	3%
Winston & Strawn	17,163	3%
Kirkland & Ellis	14,512	3%
OCC	14,185	3%
Independence Blue Cross	12,904	2%
Nokia	12,603	2%
State of New York	12,488	2%
Sanofi-Aventis	10,299	2%
Agilent	9,881	2%
Cingular	9,480	2%
DDB Needham	9,350	2%
Caterpillar Financial	8,790	2%
Zurich	8,497	2%
US National Park Service	8,390	2%
State Street Bank	8,239	2%
Lockheed Martin	7,816	1%
Other*	252,472	47%

	$530,336	100%

*	None more than 1%.

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures with affiliates of Wells Capital or others not otherwise affiliated with Wells Capital or us. Refer to the sections below discussing the joint ventures for restrictions related to the operations and other investment decisions.

In addition, certain of our properties are subject to ground leases, and certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details properties subject to ground leases and held as collateral for debt facilities as of December 31, 2005.

Unconsolidated Joint Ventures With Affiliates of Wells Capital

As of December 31, 2005, through our ownership in Wells OP, we own interests in certain properties through unconsolidated joint ventures with affiliates of Wells Capital as outlined below:

Joint Venture	Joint Venture Partners	Ownership Percentage	Properties Held by Joint Venture
Fund XIII-REIT Joint Venture	Wells OP Wells Real Estate Fund XIII, L.P.	72%	ADIC Building AIU—Chicago Building(1)
Fund XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XII, L.P.	55%	Siemens Building Comdata Building(2)
Fund XI-XII-REIT Joint Venture	Wells OP Wells Real Estate Fund XI, L.P. Wells Real Estate Fund XII, L.P.	57%	111 Southchase Boulevard Building 20/20 Building (f/k/a Sprint)(3)
Fund IX-X-XI-REIT Joint Venture	Wells OP Wells Real Estate Fund IX, L.P. Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P.	4%	1315 West Century Drive Building (f/k/a Ohmeda) 360 Interlocken Building (f/k/a Interlocken) Avaya Building Iomega Building(4)
Wells/Fremont Associates Joint Venture	Wells OP Fund X-XI Joint Venture	78%	47320 Kato Road Building (f/k/a Fairchild)

(1)	Fund XIII-REIT Joint Venture sold its interest in the AmeriCredit Building on April 13, 2005 for approximately $14.4 million resulting in a gain of approximately $2.4 million, with approximately $1.7 million of such gain being allocated to Wells OP. The initial purchase price of the building was approximately $12.5 million. The sale proceeds allocable to Wells OP were approximately $10.3 million. The fund also sold its interest in the John Wiley Indianapolis Building on April 13, 2005 for approximately $21.5 million resulting in a gain of approximately $5.0 million, with approximately $3.6 million of such gain being allocated to Wells OP. The initial purchase price of the building was approximately $17.5 million. The sale proceeds allocable to Wells OP were approximately $15.4 million.
(2)	Fund XII-REIT Joint Venture sold its interest in the AT&T Buildings on April 13, 2005 for approximately $21.4 million resulting in a gain of approximately $7.2 million, with approximately $4.0 million of such gain being allocated to Wells OP. The initial purchase price of the buildings was approximately $15.3 million. The sale proceeds allocable to Wells OP were approximately $11.7 million.
(3)	Fund XI-XII-REIT Joint Venture sold its interest in the Gartner Building on April 13, 2005 for approximately $12.5 million resulting in a gain of approximately $4.5 million, with approximately $2.5 million of such gain being allocated to Wells OP. The initial purchase price of the building was approximately $8.3 million. The sale proceeds allocable to Wells OP were approximately $7.0 million.
(4)	Fund IX-X-XI-REIT Joint Venture sold its interest in the Alstom Power Knoxville Building on March 15, 2005 for approximately $12.0 million resulting in a gain of approximately $5.0 million, with approximately $0.2 million of such gain being allocated to Wells OP. The initial purchase price of the building was approximately $8.1 million. The sale proceeds allocable to Wells OP were approximately $0.4 million.

The investment objectives of the above joint ventures are primarily consistent with our own. Through Wells OP, we serve as the initial administrative venturer, as defined in the respective partnership agreements, for each of the above joint ventures. Accordingly, we are responsible for establishing policies and operating procedures with respect to the business and affairs of each of the above joint ventures. However, approval of the other joint venture partners is required for any major decision or any action that materially affects these joint ventures or their real property investments.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. We are not aware of any such legal proceedings contemplated by governmental authorities. In addition, no legal proceedings were terminated during the fourth quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Overview

As of February 28, 2006, we had approximately 461.4 million shares of common stock outstanding held by a total of approximately 112,000 stockholders. The number of stockholders is based on the records of Wells Capital, who serves as our registrar and transfer agent. Under our articles of incorporation, certain restrictions were imposed on the ownership and transfer of shares.

In order for NASD members and their associated persons to have participated in the offering and sale of shares of common stock pursuant to the fourth offering or to participate in any future offering of our shares, we are required pursuant to NASD Conduct Rules to disclose in each annual report distributed to stockholders a per- share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, Wells Capital must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. During September 2005, we performed a valuation of our properties. As a result of this valuation, our board of directors determined that the estimated net asset value of our shares based primarily on the net asset value of our real estate portfolio was $8.70 per share. The valuation was undertaken in advance of the original December 31, 2006 deadline to perform such a valuation, due to (1) the stage of Wells REIT’s life cycle, coupled with the changing regulatory environment, and (2) the sale, in the second quarter of 2005, of 27 properties from our portfolio to an unrelated third party, and (3) the distribution of net sales proceeds from the sale in the amount of $1.62 per share to our stockholders in the form of a return of invested capital.

The $8.70 estimated share value was provided by an independent third party which based its estimate upon (1) an appraisal, by an independent third party appraisal company, of the real estate assets of Wells REIT as of September 30, 2005, and (2) consideration of the current value of the other assets and liabilities of Wells REIT as of September 30, 2005. This estimated value per share is only an estimate, and is based upon a number of assumptions and estimates, which may not be accurate or complete. There were no liquidity discounts applied to this estimated valuation or discounts relating to the fact that Wells REIT is currently externally managed, and no attempt was made to value the company as an enterprise. Further, this should not be viewed as the amount a stockholder would receive in the event that Wells REIT were to liquidate its assets and distribute the proceeds to its stockholders since, among other things, this valuation was not reduced by potential selling commissions or other costs of sale. An investment in shares of Wells REIT is illiquid because there is no current public market for the shares and, therefore, it can be difficult to sell the shares. In addition, the price received for any shares sold would likely be less than this estimated share value. Further, real estate markets fluctuate, and real estate values can decline in the future. For these reasons, stockholders of Wells REIT should not assume that they will be able to obtain this estimated share value for their shares, either currently or at any time in the future.

As our stock is currently not listed on a national exchange, there is no significant public trading market for our stock. Consequently, there is the risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Our board of directors has authorized a share redemption program for investors who have held their shares for more than one year, subject to the limitation that (i) during any calendar year, we will not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year, and (ii) in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. Any shares we redeem pursuant to our share redemption program are purchased at the original purchase price paid by the stockholder less any amounts previously distributed to the stockholder which were attributable to net sales proceeds from the sale of our properties. We are under no obligation to redeem shares under our share redemption program, and our board of directors may amend, suspend, or terminate the share redemption program at any time upon 30 days’ written notice.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. Dividends will be made to those stockholders who are stockholders as of the dividend record dates.

Quarterly dividend distributions made to stockholders during 2004 and 2005 were as follows:

	2004
	First	Second	Third	Fourth	Total
Total Cash Distributed	$81,400	$81,300	$81,573	$82,099	$326,372

Per Share Investment Income	$0.123	$0.123	$0.123	$0.123	$0.492
Per Share Return of Capital	$0.047	$0.047	$0.047	$0.047	$0.188
Per Share Capital Gains	$0.005	$0.005	$0.005	$0.005	$0.020

Total Per Share Distribution	$0.175	$0.175	$0.175	$0.175	$0.700

	2005
	First	Second	Third	Fourth	Total
Total Cash Distributed	$82,955	$67,792	$67,671	$68,225	$286,643

Per Share Investment Income	$0.033	$0.028	$0.028	$0.024	$0.113
Per Share Return of Capital	$0.116	$0.096	$0.096	$0.084	$0.392
Per Share Capital Gains	$0.031	$0.026	$0.026	$0.022	$0.105

Total Per Share Distribution	$0.180	$0.150	$0.150	$0.130	$0.610

Dividends were declared for the fourth quarter of 2005 for stockholders of record as of December 15, 2005 and paid to stockholders in December 2005. Additionally, a special distribution of approximately $748.5 million was distributed in June 2005 as a return of invested capital related to the 27-property disposition which closed in April 2005.

Approximately 19%, 70%, and 70% of the dividends paid during the years ended December 31, 2005, 2004, and 2003, respectively, were taxable to the investor as ordinary taxable income, and approximately 17%, 3%, and 0% of the dividends paid during the years ended December 31, 2005, 2004, and 2003, respectively, were taxable to the investor as capital gains, with the remaining amount characterized as tax deferred. The amount of dividends paid and taxable portion in prior periods are not necessarily indicative or predictive of amounts anticipated in future periods.

Redemptions

During the quarter ended December 31, 2005, we redeemed shares pursuant to our share redemption program (in thousands, except per share data) as follows:

Period	Approximate Number of Shares Redeemed(1)	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available that May Yet Be Redeemed Under the Program
October 2005	229	$8.38	$132,047
November 2005	196	$8.38	$130,405
December 2005	201	$8.38	$167,015	(2)

Total	626

(1)	All shares redeemed were redeemed under our share redemption program, as amended.
(2)	The maximum dollar amount of redemptions remaining as of December 31, 2005 for redemptions pursuant to our share redemption program in future periods is approximately $167.0 million, as life to date redemptions may not exceed life to date proceeds received under our dividend reinvestment plan. However, due to additional program restrictions, the pool of shares available for all redemptions (ordinary, redemptions upon death, and required minimum distribution redemptions) resets on January 1, 2006. The total shares available for the period January 1, 2006 to December 31, 2006 will be approximately 23.3 million shares, which will be redeemed at the lesser of (i) $10 per share or (ii) the purchase price per share actually paid, less in both instances any amounts previously distributed to stockholders attributable to net sales proceeds from the sale of our properties. See Note 7 to our accompanying consolidated financial statements for more information concerning redemptions under our share redemption program.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 (in thousands except for per share data).

	2005	2004	2003	2002	2001
Total assets	$4,398,565	$5,123,689	$4,925,292	$2,229,727	$752,281
Total stockholders’ equity	$2,989,147	$3,699,600	$3,962,406	$1,835,950	$709,343
Outstanding debt	$1,036,312	$890,182	$612,514	$248,195	$8,124
Outstanding long-term debt	$1,012,654	$888,622	$500,167	$152,038	$469
Obligations under capital leases	—	$64,500	$64,500	$54,500	$22,000

Total revenues(1)	$573,397	$555,775	$322,127	$93,966	$37,579
Income from continuing operations	$139,099	$163,716	$94,088	$43,890	$15,570
Discontinued operations(1)	$190,036	$46,006	$26,597	$15,964	$6,154
Net income	$329,135	$209,722	$120,685	$59,854	$21,724
Funds from operations(2)	$301,120	$363,290	$240,917	$101,798	$40,584

Cash flows from operations	$271,494	$329,818	$237,238	$111,960	$46,588
Cash flows used in investing activities	$691,690	$(253,342)	$(2,208,437)	$(1,369,926)	$(278,845)
Cash flows provided by (used in) financing activities	$(205,354)	$(90,074)	$1,979,216	$1,227,844	$303,544
Special distribution	$(748,526)	—	—	—	—
Dividends paid	$(286,643)	$(326,372)	(219,121)	$(104,996)	$(36,737)

Per share data:
Earnings per share—basic and diluted	$0.71	$0.45	$0.37	$0.41	$0.43
Funds from operations per share	$0.65	$0.78	$0.74	$0.70	$0.79
Dividends declared	$0.61	$0.67	$0.70	$0.76	$0.76

(1)	Prior period amounts adjusted to conform with current period presentation, including classifying revenues from sold properties in discontinued operations for all periods presented.
(2)	Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding how we use funds from operations to evaluate our operations, the reasons why we believe that the presentation of funds from operations provides useful information to our stockholders, and for a reconciliation of this non-GAAP financial measure to net income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a real estate investment company engaged in the investment and management of commercial real estate located throughout the United States. We operate as a real estate investment trust for federal income tax purposes. We have no paid employees and are externally advised and managed by Wells Capital and Wells Management.

From 1998 through 2003, we raised capital through the issuance of common stock under four public offerings and invested the capital proceeds in income producing commercial real estate properties. During 2004 and 2005, we continued to raise additional capital, through the sale of shares under our dividend reinvestment plan, and acquired or constructed certain additional real estate properties.

During 2005, we sold 27 properties in which we held whole or partial interests, as part of a portfolio sale to an unrelated third party, and distributed substantially all of the net proceeds of approximately $756.8 million to investors in the form of a return of invested capital. Also during 2005, we completed construction and placed into service two build-to-suit properties with total capitalized costs of approximately $45.1 million. As of December 31, 2005, we owned and operated 83 properties, directly or through joint ventures, comprising approximately 20.8 million square feet, located in 23 states and the District of Columbia. As of December 31, 2005, the properties in our portfolio were approximately 95.5% leased.

Our results of operations for the years ended December 31, 2005, 2004, and 2003 reflect growing revenues and expenses associated with the acquisition of properties in 2004 and 2003.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

The U.S. economy experienced a moderate rate of growth at the end of 2005. Actual gross domestic product (“GDP”) grew at an annual rate of 1.1% for the fourth quarter of 2005, which declined from an annual growth rate of 4.1% for the third quarter of 2005. The decline in the rate of economic growth for the fourth quarter of 2005 is primarily attributable to corresponding declines in consumer and federal government spending, and net exports. Annual GDP growth is projected to remain in the range of 3% during 2006. The economy is anticipated to grow at a slower pace during 2006 due to rising energy prices and growing trade deficits. However, the rate of job growth relative to the labor force is expected to continue to improve in 2006, partially due to a shrinking labor force.

The U.S. office real estate market has shown some improvement over the past two years. The continued improvement of the overall economy is having a positive impact on office real estate fundamentals in certain markets. Office employment has grown moderately over the last year, and the pace is anticipated to accelerate in future years. The source of the future growth is projected to come predominately from the service sector. The U.S. office vacancy rate declined from approximately 14.1% for the third quarter of 2005 to approximately 13.6% for the fourth quarter of 2005. Positive absorption and low levels of new construction are projected to lead to a further reduction in vacancy in 2006. Increased tenant demand and steady absorption is expected to continue to contribute to positive rental rate growth in certain markets. Many markets are expected to move from the recovery cycle to the expansion cycle during 2006. The strength of office real estate market fundamentals will vary by location, as market conditions and real estate fundamentals differ based on geographical region, metropolitan area, and submarket.

The real estate capital transactions market remains relatively healthy and exceedingly liquid. The national transaction volume has grown at an average annual rate of over 50% during the past two years. Cap rates, or required first-year returns on real estate investments, remain low and we believe are likely to remain flat through 2006. The spread between average cap rates and 10-year U.S. Treasuries remained relatively stable in 2005. We believe that, absent a significant movement in interest rates or a significant decrease in capital flows into the real estate market, cap rates will remain at or near their current levels.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which our portfolio may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared today, new leasing activities could actually result in a decrease in future rental rates.

Liquidity and Capital Resources

Overview

From January 1998 through July 2004, we raised significant funds through the sale of our common stock in four public offerings. Proceeds from these sales of common stock, net of offering costs and other expenses, were used primarily to fund the acquisition of real estate properties and certain capital expenditures identified at the time of acquisition. Our fourth and final public offering closed in July 2004. Accordingly, we do not anticipate receiving significant proceeds from the sale of our common stock in the future. While we expect to continue to receive proceeds from the sale of shares issued under our dividend reinvestment plan, we expect to use a significant portion of those proceeds to fund redemptions of our common stock under our share redemption program.

We anticipate cash flows generated from operations to remain relatively consistent with operations after the 27-property portfolio disposition. Our primary source of future cash flows is expected to be cash generated from the operations of our properties and additional distributions received from our unconsolidated joint ventures. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, our expectations of future cash flows and our determination of near-term cash needs for capital improvements, tenant re-leasing, share redemptions and debt repayments. Further, we anticipate that we may be able to generate additional cash flow through the selective and strategic sale of certain of our operating properties and, from time to time, may return net proceeds from the sale of such properties to our stockholders in the form of special distributions.

Short–Term Liquidity and Capital Resources

During 2005, we generated net cash flow from operating activities of approximately $271.5 million, primarily from rental income and tenant reimbursements, less payments for property operating costs, asset and property management fees, general administrative expenses, and interest expense. From cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $286.6 million in 2005. Other than dividends paid to stockholders, our most significant recurring use of cash during the year ended December 31, 2005 was the redemption of our common stock pursuant to our share redemption program for approximately $215.0 million, of which approximately $128.4 million related to requested but unredeemed shares as of December 31, 2004 which were unable to be redeemed until first quarter 2005 due to certain program restrictions and first quarter 2005 redemptions. These redemptions were funded with (i) borrowings drawn under new long-term, fixed-rate debt facilities obtained in the second quarter of 2005, and (ii) investor proceeds raised from the issuance of common stock under our dividend reinvestment plan, net of commissions and selling expenses.

During 2005, we generated net debt proceeds of approximately $146.1 million through additional borrowings under lines of credit and notes payable of approximately $307.1 million, reduced by repayments of approximately $161.0 million. The remaining debt outstanding after repayments of lines of credit was a 7-year term loan secured by the 4250 N. Fairfax Building in the amount of $45.0 million and a 10-year loan secured by the U.S. Bancorp Building in the amount of $105.0 million. Further, during 2005, we generated investor proceeds from the issuance of common stock under our dividend reinvestment plan of approximately $159.5 million. During 2005, we also invested in capital expenditures and deferred leasing costs of approximately $61.0 million related to (i) the construction of two build-to-suit properties, with total capital costs of approximately $45.1 million, which were placed in service during the year, and (ii) funding costs related to our lease renewal and asset management strategy for our current portfolio of properties.

In addition, as a result of selling 27 properties in which we owned whole or partial interests in a portfolio sale, we generated net proceeds of approximately $756.8 million, of which approximately $44.9 million related to our partial interest in four properties owned by unconsolidated joint ventures. We subsequently distributed substantially all of the net sales proceeds from this disposition to investors in the form of a return of invested capital special distribution in June 2005.

As a result of this aforementioned portfolio sale, the gross amount of cash generated by properties and cash available for dividends has decreased as compared to prior periods; however, our dividends as a percent of invested capital have remained consistent. In addition, primarily as a result of distributing substantially all of the net sale proceeds generated from the portfolio sale to investors in the form of a return of invested capital special distribution, the gross amount of dividends declared per share has decreased as compared to prior periods. We currently expect that future dividends will be consistent with those declared and paid during the third and fourth quarters of 2005. However, actual dividend levels will be dependent upon the amount of cash generated from operating activities, our expectations of future cash flows and our determination of near-term cash needs for capital improvements, tenant releasing, share redemptions, and debt repayments. In addition, due to differences in the timing of cash receipts and cash payments for operations, we may periodically be required to borrow funds on a short-term basis to meet our dividend payment schedule. Because (i) we did not reduce existing debt with the net proceeds received from the portfolio disposition, (ii) the amount of assets held decreased as a result of the portfolio sale, and (iii) we obtained additional borrowings of approximately $150.0 million during 2005 to fund share redemption requests, our debt leverage ratio (the ratio of our outstanding debt to the aggregate cost of our real estate assets) increased from approximately 17% as of December 31, 2004 to approximately 23% as of December 31, 2005.

Due to certain annual limitations in our share redemption program, the pool of shares available for redemptions during 2005 was exhausted in June 2005. Accordingly, approximately $48.8 million of shares tendered for ordinary redemptions throughout the remainder of 2005 were not redeemed until January 2006 due to program restrictions. The approximately $48.8 million of share redemptions were funded with proceeds drawn on our $85.0 million secured line of credit. Further, on March 8, 2006 we obtained an additional fixed-rate debt facility of $150.0 million and used or intend to use the proceeds primarily for the following items: (i) repaying amounts outstanding under our line of credit facility; (ii) funding the acquisition of an 8-story office building located in Bridgewater, New Jersey for approximately $93.0 million, exclusive of closing costs; and (iii) funding the redemption of additional shares of our common stock tendered for redemption in 2006.

In 2006, we expect to use substantially all of our future operating cash flow to pay dividends to stockholders, and to use cash on hand and debt to fund capital expenditures for the properties currently in our portfolio.

Long–Term Liquidity and Capital Resources

We expect that our primary future sources of capital will be derived from net cash flows generated from property operations, from proceeds received from secured or unsecured borrowings from third-party lenders, from shares issued under our dividend reinvestment plan, net of proceeds used to redeem shares under our share redemption program, and from the selective and strategic sale of properties.

We anticipate that our primary future long-term liquidity requirements will include, but not be limited to, making scheduled debt service payments, and funding renovations, expansions and other significant capital improvements for our properties. Specifically, over the next five years, we currently estimate funding capital expenditures necessary for the properties currently in our portfolio of approximately $390 million, including building improvements, tenant improvements, and leasing commissions.

We expect to use substantially all future net cash flow generated from operations to pay dividends and, therefore, expect to fund future capital expenditures for the properties currently in our portfolio primarily with proceeds from third-party borrowings. Proceeds raised from the sale of shares under our dividend reinvestment plan, in excess of amounts used to fund share redemptions, may also be utilized for capital improvements or expansion at our properties, or to fund or partially fund new property acquisitions.

While we do not believe that future cash flows provided by operations will be lower due to lower returns on properties, future dividends paid at current levels are not guaranteed. Our cash flow from operations depends significantly on market rents and the ability of tenants to make rental payments. We believe that the diversity of our tenant base and the concentration in our portfolio of highly creditworthy tenants helps to mitigate the risk of tenants defaulting on leases. However, general economic downturns, or downturns in one or more of our core markets, could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs, could adversely affect our ability to pay dividends in the future.

Contractual Commitments and Contingencies

Our contractual obligations as of December 31, 2005 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt	$1,036,312	$23,658	$153,263	$2,783	$856,608
Operating lease obligations	65,488	563	1,126	1,192	62,607
Purchase Obligations(1)	87,963	87,963	—	—	—

Total	$1,189,763	$112,184	$154,389	$3,975	$919,215

(1)	Contract price. Does not include price adjustments, closing costs, or earnest money paid as of December 31, 2005 of approximately $5.0 million.

Results of Operations

Overview

As of December 31, 2005, we owned interests in 83 real estate properties that were approximately 95.5% leased. Our results of continuing operations increased significantly from 2003 to 2004 primarily as a result of acquiring properties during 2003 and 2004 with investor proceeds raised in the fourth public offering of our common stock. Our results of operations increased to a lesser extent from 2004 to 2005 as a result of acquiring fewer properties following the close of our fourth public offering of our common stock in July 2004. We do not expect future income from continuing operations to change significantly in the near-term, as the majority of our rental revenues are generated from long-term leases that do not allow for significant changes in rental payments and which do not expire in the near-term. Further, while, we do not expect significant increases in future property operating costs, if such increases were to occur, the majority of our in-place leases have clauses that require the tenant to bear the economic burden of such increases to the extent that they occur.

The operations of 23 wholly owned properties sold in connection with a portfolio disposition in April 2005 are classified as discontinued operations in the accompanying consolidated statements of income for each of the years presented (see Note 9 to the accompanying consolidated financial statements for more information).

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Continuing Operations

Rental income and tenant reimbursements increased from approximately $425.7 million and $121.1 million, respectively, for the year ended December 31, 2004 to approximately $439.8 million and $128.7 million, respectively, for the year ended December 31, 2005, substantially all of which relates to properties acquired or developed during 2003, 2004 and 2005. Tenant reimbursements increased at a faster rate than rental income primarily due to the additional increase in recoverable property operating costs, as described below, that are reimbursable by tenants under the terms of the related leases. Rental income and tenant reimbursements are expected to increase in future periods, as compared to prior periods, as a result of income earned for a full period from the properties acquired and put into service during 2005.

Lease termination income decreased from approximately $8.7 million for the year ended December 31, 2004 to approximately $4.9 million for the year ended December 31, 2005. Unlike the majority of our rental income, lease termination income is not recognized ratably over long-term contracts and, therefore, fluctuates based on the level of lease terminations and restructuring activities that occur in each period. Lease termination income recognized during 2005 relates primarily to the terminations of the following leases: (i) the Novartis lease at the 11695 Johns Creek Parkway Building (formerly known as the Novartis Atlanta Building); (ii) the Motorola, Inc. lease at the River Corporate Center Building; and (iii) the Westhill Partners, Inc. lease at the 60 Broad Street Building. As of February 2006, the spaces previously leased by Motorola, Inc. and Westhill Partners, Inc. have been re-leased to new tenants, while the space previously leased by Novartis has been partially re-leased. Lease termination income recognized during 2004 primarily relates to the termination of a portion of the Metris Direct, Inc. lease at the 10900 Wayzata Boulevard Building (formerly known as the Metris Minnesota Building). Lease termination income is not expected to be comparable in future periods, as such income will be dependent upon the volume of future termination agreements executed and the terms of such agreements, based on what is deemed to be in the best interests of the portfolio over the long-term.

Property operating costs increased from approximately $174.2 million for the year ended December 31, 2004 to approximately $187.8 million for the year ended December 31, 2005. Of this increase, approximately $3.8 million relates to properties acquired or developed during 2003, 2004 and 2005, and the remainder relates primarily to an increase in the cost for energy utilities during 2005. Property operating costs represents approximately 32% and 33% of the sum of the rental income and tenant reimbursement revenues for the years ended December 31, 2004 and 2005, respectively. Property operating costs are expected to increase in future periods as a result of expenses incurred for a full period from the properties acquired and put into service during 2005.

Asset and property management fees increased from approximately $23.7 million for the year ended December 31, 2004 to approximately $27.4 million for the year ended December 31, 2005. This increase relates primarily to the addition of asset and property management fees related to certain properties occupied by government tenants effective July 1, 2004, and the fact that third-party management fees reimbursable by tenants are no longer considered a reduction of management fees payable to Wells Management effective July 1, 2004. Asset and property management fees represent approximately 4% and 5% of the sum of rental income and tenant reimbursement revenues for the years ended December 31, 2004 and 2005, respectively.

Depreciation increased from approximately $84.7 million for the year ended December 31, 2004 to approximately $89.8 million for the year ended December 31, 2005. This increase is primarily due to incurring additional depreciation for properties acquired or developed during 2003, 2004 and 2005. Depreciation expense represents approximately 16% of the sum of rental income and tenant reimbursement revenues for the years ended December 31, 2004 and 2005.

Amortization increased from approximately $58.5 million for the year ended December 31, 2004 to approximately $64.5 million for the year ended December 31, 2005. Substantially all of this increase is related to recognizing additional amortization of intangible lease assets related to properties acquired in 2003 and 2004 for a full period during the year ended December 31, 2005. Amortization increased at a higher rate than depreciation because the period of amortization for intangible lease assets is the respective tenant lease term, which is generally shorter than the useful life over which real estate assets are depreciated.

Lease termination expense increased from approximately $0.7 million for the year ended December 31, 2004 to approximately $1.3 million for the year ended December 31, 2005. Lease termination expense represents the write-off of unamortized balances of tenant-specific deferred costs, included deferred rent receivables, deferred leasing costs and intangible lease assets, in connection with lease terminations. Accordingly, lease termination expense recognized during 2004 relates primarily to the write-off of tenant-specific assets related to a lease with Metris Direct, Inc. Lease termination expense recognized during 2005 relates primarily to the write-off of tenant-specific assets related to leases with Novartis and Westhill Partners, Inc. and Aon Corporation in the 1901 Main Street Irvine Building. Lease termination expense is not expected to be comparable in future periods, as such expense will be dependent upon the volume of future termination agreements executed and the terms of such agreements, based on what is deemed to be in the best interests of the portfolio over the long-term.

During the year ended December 31, 2005, we recognized an impairment loss of approximately $16.1 million as a result of reducing the intended holding period for the IRS Long Island Building. The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005 and a reassessment of leasing assumptions for this building, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete the necessary releasing activities (See Note 3 to our accompanying consolidated financial statement for further details).

General and administrative expenses remained relatively stable at approximately $18.1 million and $18.0 million for the years ended December 31, 2004 and 2005, respectively. Accordingly, general and administrative expense represents approximately 3% of the sum of the rental income and tenant reimbursement revenues for the years ended December 30, 2004 and 2005.

Interest expense increased from approximately $38.4 million for the year ended December 31, 2004 to approximately $49.3 million for the year ended December 31, 2005, primarily due to an increase in the level of outstanding borrowings during 2005. This increase is largely attributable to net additional borrowings of approximately $150 million under long-term, fixed-rate facilities in March 2005. Future levels of interest expense will be dependent upon the amount of borrowings outstanding, current interest rates, and the deferred financing costs associated with obtaining debt facilities. We expect future interest expense to increase as a result of taking out an additional fixed-rate debt facility of $150.0 million in March 2006 (see Subsequent Events below).

Interest and other income increased from approximately $2.2 million for the year ended December 31, 2004 to approximately $5.8 million for the year ended December 31, 2005. The majority of this increase is due to having higher average cash balances during 2005 as a result of holding net proceeds from the sale of 23 wholly owned properties included in the portfolio sale of approximately $711.9 million from April 13, 2005 until the majority of such proceeds were distributed to stockholders on June 14, 2005. Future levels of interest income will be largely dependent upon the level of cash on hand. In addition, we earned approximately $0.2 million of take-out fees related to our participation in Wells Capital’s Section 1031 Exchange Program, which may not be indicative of amounts earned in future periods, as such income is dependent upon the continuation and growth of the program and our continued involvement therein. We expect future interest income to decrease as a result of the nonrecurring interest earned on net sale proceeds during 2005.

Equity in income of unconsolidated joint ventures increased from approximately $6.6 million during the year ended December 31, 2004 to approximately $14.8 million for the year ended December 31, 2005. This increase is primarily related to the gains recognized on the sale of four properties owned by unconsolidated joint ventures and included in the April 2005 portfolio sale. Accordingly, we expect future equity in income of unconsolidated joint ventures to decrease as a result of the nonrecurring gains recognized and forgone future operating income related to the properties sold in 2005.

We recognized a loss on extinguishment of debt of approximately $2.1 million during the year ended December 31, 2004. In May 2004, we repaid in full and terminated our $500 million credit facility with Bank of America, N.A., and recognized a $1.7 million write-off of related deferred financing costs. In addition, $0.4 million of unamortized loan costs related to debt secured by the Nestle property were written off in 2004, as this debt was repaid in full during the first quarter of 2004. Loss on extinguishment of debt is not expected to be indicative of amounts in future periods, as such costs are generally dependent upon altering our financing structure, and we do not expect to make significant changes to our current financing structure in the near-term.

Income from continuing operations decreased from $0.35 per share for the year ended December 31, 2004 to $0.30 per share for the year ended December 31, 2005, primarily as a result of the impairment loss recognized on the IRS Long Island building, partially offset by an increase in interest income earned as a result of holding net proceeds from the portfolio sale during a portion of 2005. Absent any significant additional dispositions, changes to our tenant base, credit quality, or weighted-average common shares outstanding, we do not expect net income from continuing operations to fluctuate significantly in the near-term.

Discontinued Operations

In accordance with SFAS No. 144, we have classified the operations of properties sold as discontinued operations for all periods presented. Income from discontinued operations increased from approximately $46.0 million for the year ended December 31, 2004 to approximately $190.0 million for the year ended December 31, 2005, primarily as a result of recognizing the gain on the portfolio sale in 2005. These amounts consist entirely of the operations and gains on sale of the Eisenhower Boulevard Building (sold in June 2004) and the 23 wholly owned properties included in the portfolio sale (sold in April 2005). We do not expect future income from discontinued operations to be comparable with prior periods, as such income is subject to existence and timing of future property dispositions.

Comparison of the year ended December 31, 2004 vs. the year ended December 31, 2003

Continuing Operations

Rental income and tenant reimbursements increased from approximately $248.7 million and $72.4 million, respectively, for the year ended December 31, 2003 to approximately $425.7 million and $121.1 million, respectively, for the year ended December 31, 2004, substantially all of which relates to properties acquired or developed during 2003 and 2004. Tenant reimbursements represented approximately 72% and 70% of the property operating costs for the years ended December 31, 2003 and 2004, respectively.

Lease termination income increased from approximately $1.0 million for the year ended December 31, 2003 to approximately $8.7 million for the year ended December 31, 2004. Unlike the majority of our rental income, lease termination income is not recognized ratably over long term contracts and, therefore, fluctuates based on the level of lease termination and restructuring activities that occur in each period. Accordingly, lease termination income recognized during 2003 primarily relates to the termination of the PricewaterhouseCoopers’ lease in the Aon Center Chicago Building. Lease termination income recognized during 2004 primarily relates to the termination of a portion of the Metris Direct, Inc. lease at the 10900 Wayzata Boulevard Building (formerly known as the Metris Minnesota Building), which was re-leased to a new tenant commensurate with the related termination.

Property operating costs increased from approximately $100.8 million from the year ended December 31, 2003 to approximately $174.2 million for the year ended December 31, 2004. Substantially all of the increase relates to properties acquired during 2003 and 2004. Property operating costs represented 31% and 32% of the sum of the rental income and tenant reimbursement revenues for the years ended December 31, 2003 and 2004, respectively.

Asset and property management fees increased from approximately $12.2 million for the year ended December 31, 2003 to approximately $23.7 million for the year ended December 31, 2004. The majority of this increase is a result of incurring additional fees for properties acquired during 2003 and 2004. Asset and property management fees represent approximately 4% of the sum of rental income and tenant reimbursement revenues for the years ended December 31, 2003 and 2004.

Depreciation decreased from approximately $89.6 million for the year ended December 31, 2003 to approximately $84.7 million for the year ended December 31, 2004. This decrease is primarily attributable to changing depreciable lives for building assets from 25 years to 40 years effective January 1, 2004, (see Note 2 to our accompanying consolidated financial statements) partially offset by an increase in depreciation expense related to properties acquired or developed during 2003 and 2004.

Amortization increased from approximately $8.6 million for the year ended December 31, 2003 to approximately $58.5 million for the year ended December 31, 2004. Substantially all of this increase is related to recognizing additional amortization of intangible lease assets related to properties acquired in 2003 for a full period, and properties acquired in 2004 for a partial period, during the year ended December 31, 2004. Amortization increased at a higher rate than depreciation because the period of amortization for intangible lease assets is the respective tenant lease term, which is generally shorter than the useful life over which real estate assets are depreciated.

Lease termination expense increased from approximately $54,000 for the year ended December 31, 2003 to approximately $732,000 for the year ended December 31, 2004. Lease termination expense represents the write-off of unamortized balances of tenant-specific deferred costs, included deferred rent receivables, deferred leasing costs and intangible lease assets in connection with lease terminations and, as such, is not expected to be comparable in future periods. Accordingly, lease termination expense recognized during 2003 and 2004 relates primarily to the write-off of tenant specific assets related to the leases previously with PriceWaterhouseCoopers and Metris Direct, Inc, respectively.

General and administrative expenses increased from approximately $9.1 million for the year ended December 31, 2003 to approximately $18.1 million for the year ended December 31, 2004, primarily as a result of the growth in our portfolio of properties. General and administrative expenses represent approximately 3% of total revenues for the years ended December 31, 2003 and 2004.

Interest expense increased from approximately $12.3 million for the year ended December 31, 2003 to approximately $38.4 million for the year ended December 31, 2004, primarily due to an increase in the level of outstanding borrowings during 2004 as a result of the growth in our portfolio properties, including properties encumbered with borrowings at acquisition.

Interest and other income increased from approximately $1.1 million for the year ended December 31, 2003 to approximately $2.2 million for the year ended December 31, 2004, primarily as a result earning take-out fees related to our participation in the Wells Capital’s Section 1031 Exchange Program of approximately $0.9 million, which may not be indicative of amounts earned in future periods as such income is dependent upon the continuation and growth of the program and our continued involvement in such program.

Equity in income of unconsolidated joint ventures increased from approximately $4.8 million for the year ended December 31, 2003 to approximately $6.6 million for the year ended December 31, 2004. This increase is primarily related to recognizing additional gains resulting from the sale of two properties in 2004, as compared to the sale of one property in 2003.

Loss on extinguishment of debt remained relatively stable at approximately $2.0 million for the year ended December 31, 2003 and approximately $2.1 million for the years ended December 31, 2004. In April 2003, we terminated our $110 million credit facility with Bank of America, N.A. and recognized approximately $0.5 million in associated unamortized deferred financing costs. Additionally, we recognized approximately $1.5 million in loan assumption fees incurred as part of the Leo Burnett Building debt refinancing in December 2003. In May 2004, we repaid in full and terminated our $500 million credit facility with Bank of America, N.A. and recognized approximately $1.7 million in associated unamortized financing costs. In addition, approximately $0.4 million of unamortized loan costs associated with the Nestle debt were recognized as the debt was repaid in full.

Income from continuing operations increased from $0.29 per share for the year ended December 31, 2003 to $0.35 per share for the year ended December 31, 2004, primarily as a result of recognizing lease termination income related to the Metris lease termination. In addition, income from continuing operations per share increased as a result of the increase in the useful life of buildings from 25 years to 40 years, offset by the impact of the additional amortization expense incurred during the year ended December 31, 2004.

Discontinued Operations

In accordance with SFAS No. 144, we have classified the operations of properties sold as discontinued operations for all periods presented. Income from discontinued operations increased from approximately $26.6 million for the year ended December 31, 2003 to approximately $46.0 million for the year ended December 31, 2004, primarily as a result of recognizing the gain on the sale of the Eisenhower Boulevard Building in 2004 and operations for certain of the 23 wholly owned properties sold in 2005 for a full period in 2004 for the first time, as certain of those properties were acquired in 2003.

Portfolio Information

As of December 31, 2005, we own interests in 83 properties. Of these properties, 69 are wholly owned and three properties are owned through consolidated joint ventures. All of these properties are included in our accompanying consolidated financial statements. The remaining 11 properties are owned through joint ventures with affiliates of Wells Capital. While we have limited industrial warehouse assets in our portfolio, the majority of our assets are commercial office buildings located in 23 states and the District of Columbia. As of December 31, 2005, our properties were approximately 95.5% leased with an average lease term remaining of approximately 6.5 years.

As of December 31, 2005, our five largest geographic concentrations were as follows:

Location	2005 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2005 Annualized Gross Base Rents
Chicago	$136,339	4,593	26%
Washington, D.C.	81,519	2,198	15%
N. New Jersey	40,999	1,742	8%
Minneapolis	32,020	1,230	6%
Boston	28,806	586	5%

	$319,683	10,349	60%

As of December 31, 2005, our five largest industry concentrations were as follows:

Location	2005 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2005 Annualized Gross Base Rents
Business Services	$57,739	2,062	11%
Depository Institutions	50,152	2,011	9%
Legal Services	40,282	1,128	8%
Insurance Carriers	29,905	1,405	6%
Communication	25,235	924	5%

	$203,313	7,530	39%

As of December 31, 2005, our five largest tenants were as follows:

Location	2005 Annualized Gross Base Rents (in thousands)	Percentage of 2005 Annualized Gross Base Rents
BP Amoco	$28,975	5%
Leo Burnett	26,083	5%
NASA	22,169	4%
US Bancorp	18,566	4%
Nestle	17,474	3%

	$113,267	21%

For more information on our portfolio diversification statistics, see Item II above.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and with other REITs. Our management believes that accounting for real estate assets in accordance with U.S generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income determined in accordance with GAAP. We believe that net income determined in accordance with GAAP is the most relevant measure of our operating performance and, accordingly, believe that FFO should not be viewed as an alternative measurement of our operating performance to net income.

As presented below, certain noncash items such as depreciation, amortization, and gains on the sale of real estate assets (for both wholly owned and unconsolidated joint ventures) are excluded from our calculation of FFO. Income from discontinued operations is included in FFO except for the components of income from discontinued operations resulting from the noncash items mentioned above. Thus, a portion of the depreciation of real estate assets and amortization of deferred leasing costs adjustments below are classified as income from discontinued operations in the accompanying consolidated financial statements (see Note 9 to our accompanying consolidated financial statements). FFO is not adjusted to reflect impairment losses, the cost of capital improvements or any related capitalized interest, and is presented in the following table, (in thousands):

	For the year ended December 31,
	2005	2004	2003
Net income	$329,135	$209,722	$120,685
Add:
Depreciation of real assets	91,713	97,425	107,012
Amortization of deferred leasing costs	67,114	65,314	9,325
Depreciation and amortization —unconsolidated partnerships	2,777	4,160	3,730
Subtract:
Gain on sale of properties—wholly owned	(177,678)	(11,489)	—
(Gain) loss on sale of properties—unconsolidated partnerships	(11,941)	(1,842)	165

FFO	$301,120	$363,290	$240,917

Weighted-average shares outstanding	466,285	466,061	324,092

Set forth below is additional information related to selected material noncash items included in net income and FFO above, which may be helpful in assessing our operating results:

•	In accordance with the definition provided by NAREIT, nonrecurring charges not classified as extraordinary items should be included in the calculation of FFO. An impairment charge of approximately $16.1 million was recognized in 2005 (see Note 3 to the accompanying consolidated financial statements);

•	Straight-line rental revenue of approximately $18.4 million, $28.0 million, and $16.2 million was recognized for the years ended December 31, 2005, 2004, and 2003, respectively;

•	Amortization of deferred financing costs of approximately $1.8 million, $2.5 million, and $2.6 million was recognized as interest expense for the years ended December 31, 2005, 2004, and 2003, respectively;

•	Losses on extinguishment of debt of approximately $0, $2.1 million, and $2.0 million was recognized for the years ended December 31, 2005, 2004, and 2003, respectively; and

•	Amortization of intangible lease assets and intangible lease liabilities of approximately $1.8 million, $2.8 million, and $1.3 million was recognized as net increases to rental revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square-foot allowance. However, due to the long-term nature of the leases, the leases may not readjust their reimbursement rates frequently enough to fully cover inflation.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on our consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which would impact the amount of our reported net income.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, of both operating properties and properties under construction in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we decrease the carrying value of the real estate and related intangible assets to the estimated fair values, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at December 31, 2005 or 2004, respectively, except for the impairment charge of approximately $16.1 million related to the Long Island Building recognized in second quarter 2005.

Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income.

Related-Party Transactions and Agreements

We have entered into agreements with our advisors, Wells Capital and Wells Management, whereby we pay certain fees or reimbursements to Wells Capital and Wells Management, or their affiliates, for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. See Note 11 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements and fees.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Notes 6 and 11 of the accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Letter of credit (Note 6)

•	Properties under contract (Note 6)

•	Property under construction (Note 6)

•	Commitments under existing leasing agreements (Note 6)

•	Obligations under operating leases (Note 6)

•	Litigation against Wells Capital and its affiliates (Note 11)

Subsequent Events

Acquisition of the 400 Bridgewater Building

On February 17, 2006, we purchased an eight-story office building containing approximately 297,000 aggregate rentable square feet located on an approximate 10.2-acre tract of land at 400 Crossing Boulevard in Bridgewater, New Jersey (the “400 Bridgewater Building”). The purchase price of the 400 Bridgewater Building was approximately $93.0 million, plus closing costs. The 400 Bridgewater Building, which was completed in 2002, is leased to Aventis Inc. (approximately 53%); King Pharmaceuticals, Inc. (approximately 26%); and Infosys Technologies, Ltd. (approximately 6%). Approximately 15% of the 400 Bridgewater Building is currently vacant.

Dividend Declaration

On March 3, 2006, our board of directors declared dividends for the first quarter of 2006 in the amount of $0.1467 (14.67 cents) per share on our outstanding common stock to all stockholders of record of such shares as shown on our books at the close of business on March 15, 2006.

New Financing Obtained

On March 8, 2006, we obtained a $25.0 million long-term, fixed-rate loan from Metropolitan Life Insurance Company (the “$25.0 Million Fixed-Rate Loan”). The $25.0 Million Fixed-Rate Loan is an addition to an existing $200.0 million long-term, fixed-rate loan previously extended by the same lender on April 20, 2004; as such, the aggregate amount now owed to this lender is $225.0 million. The $25.0 Million Fixed-Rate Loan matures on May 1, 2014, and requires payments of interest only each month at a rate of 5.70% per annum, with all principal and any unpaid interest due on the maturity date. During the 90-day period prior to the maturity date, we can prepay the $25.0 Million Fixed-Rate Loan without incurring a prepayment penalty fee. Commencing on October 1, 2007, we can prepay the $25.0 Million Fixed-Rate Loan with a prepayment penalty fee equal to the greater of an amount calculated to maintain the lender’s yield over the term of the loan or 1% of the outstanding principal balance. The Aon Center Chicago Building, an 83-story office building containing approximately

2.4 million aggregate rentable square feet, located at 200 East Randolph Drive in Chicago, Illinois, secures the aggregate $225.0 million of indebtedness to the lender.

On March 8, 2006, we obtained a $125.0 million long-term, fixed-rate loan from Metropolitan Life Insurance Company (the “$125.0 Million Fixed-Rate Loan”). At closing, we obtained the full principal amount of this loan. The $125.0 Million Fixed-Rate Loan matures on April 1, 2016, and requires payments of interest only each month at a rate of 5.50% per annum, with all principal and any unpaid interest due on the maturity date. During the 90-day period prior to the maturity date, we can prepay the $125.0 Million Fixed-Rate Loan without incurring a prepayment penalty fee. Commencing on April 1, 2009, we can prepay the $125.0 Million Fixed-Rate Loan with a prepayment penalty fee equal to the greater of an amount calculated to maintain the lender’s yield over the term of the loan or 1% of the outstanding principal balance. The Stone & Webster Building, the 1055 East Colorado Building, and the Windy Point I&II Buildings secure the $125.0 Million Fixed-Rate Loan. The Stone & Webster Building is a 6-story office building containing approximately 313,000 rentable square feet located at 1430 Enclave Parkway in Houston, Texas. The 1055 East Colorado Building is a 5-story office building containing approximately 174,000 rentable square feet located at 1055 East Colorado Boulevard in Pasadena, California. The Windy Point I & II Buildings are 7 and 11-story office buildings, respectively, containing approximately 187,000 and 300,000 rentable square feet, respectively, located at 1500 and 1600 McConnor Parkway in Schaumburg, Illinois.

We used the funds obtained from the $25.0 Million Fixed-Rate Loan and the $125.0 Million Fixed-Rate Loan primarily to pay down draws under our existing lines of credit. The funds previously drawn from the existing lines of credit had been used to pay for redemptions of our shares pursuant to our share redemption program, as well as for the purchase of the 400 Bridgewater Building (mentioned above).

Purchase and Sale Agreement Related to IRS Daycare Building

On March 22, 2006, we executed a purchase and sale agreement with an unrelated third party to sell the IRS Daycare Building, located in Holtsville, New York, for a gross sales price of $3,800,000, excluding closing costs and brokerage fees. The building consists of 12,200 square feet and was constructed in 1999. The contract is contingent upon the seller obtaining adequate financing, and the transaction is anticipated to close in April 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings. Currently, a significant portion of our debt is based on fixed interest rates to hedge against an anticipated rising interest rate environment.

Additionally, we may enter into interest swaps or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2005, our consolidated debt consisted of the following:

	2006	2007	2008	2009	2010	Thereafter	Total
Maturing debt:
Variable rate	$21,100	—	—	—	—	—	$21,100
Fixed rate	$2,558	117,932	35,331	1,321	1,462	856,608	$1,015,212

Average interest rate:
Variable rate	5.24%	—	—	—	—	—
Fixed rate	8.37%	4.43%	6.45%	8.34%	8.34%	5.11%	5.08%

As of December 31, 2004, our consolidated debt consisted of the following:

	2005	2006	2007	2008	2009	Thereafter	Total
Maturing debt:
Variable rate	$—	12,984	9,500	—	—	—	$22,484
Fixed rate	$2,485	2,558	117,932	35,331	1,321	708,071	$867,698

Average interest rate:
Variable rate	—	3.26%	3.91%	—	—	—
Fixed rate	8.37%	8.37%	4.43%	6.45%	8.34%	5.08%	5.02%

As of December 31, 2005 and 2004, the estimated fair value of lines of credit and notes payable above was $1.0 billion and $881.7 million, respectively.

The variable-rate debt is based on LIBOR plus a specified margin or prime as elected by us at certain intervals. An increase in the variable interest rate on the variable-rate facilities constitutes a market risk, as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders.

A change in the interest rate on the fixed portion of our debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows.

As of December 31, 2005, a 1% increase in interest rates would result in additional interest expense of approximately $10.3 million per year with a 1% decrease in interest rates resulting in a decrease in interest expense of approximately $10.3 million.

During the current year, we entered into new financing consisting of long-term, fixed-rate debt facilities to repurchase shares pursuant to our share redemption program to hedge against an anticipated rising interest rate environment, while freeing capacity under our smaller variable-rate lines of credit for short-term working capital needs. The increased percentage of fixed-rate debt may result in above-market interest rates in certain periods of falling interest rates, but will decrease our exposure to the anticipated rise in interest rates over the next several years.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2005 or 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a)	Not applicable

(b)	Not applicable

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2005, all items required to be disclosed on Form 8-K were reported on Form 8-K.

PART III

We will file a definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2006 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF WELLS REIT

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at the following Web site, http://www.wellsref.com.

The other information required by this Item is incorporated by reference from our 2006 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	The financial statements are contained on pages F-1 through F-31 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2.	Schedule II—Allowance for Doubtful Accounts

Schedule III—Real Estate Assets and Accumulated Depreciation

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2006.

Wells Real Estate Investment Trust, Inc.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN Michael R. Buchanan	Independent Director	March 27, 2006

/s/ RICHARD W. CARPENTER Richard W. Carpenter	Independent Director	March 27, 2006

/s/ BUD CARTER Bud Carter	Independent Director	March 27, 2006

/s/ DONALD S. MOSS Donald S. Moss	Independent Director	March 27, 2006

/s/ NEIL H. STRICKLAND Neil H. Strickland	Independent Director	March 27, 2006

/s/ WILLIAMS H. KEOGLER, JR. William H. Keogler, Jr.	Independent Director	March 27, 2006

/s/ WALTER W. SESSOMS Walter W. Sessoms	Independent Director	March 27, 2006

/s/ W. WAYNE WOODY W. Wayne Woody	Independent Director	March 27, 2006

/s/ LEO F. WELLS, III Leo F. Wells, III	President and Director (Principal Executive Officer)	March 27, 2006

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President and Director (Principal Financial Officer)	March 27, 2006

EXHIBIT INDEX

TO

2005 FORM 10-K

OF

WELLS REAL ESTATE INVESTMENT TRUST, INC.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document
*3.1	Amended and Restated Articles of Incorporation of Wells Real Estate Investment Trust, Inc. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*3.2	Bylaws of Wells Real Estate Investment Trust, Inc. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*3.3	Amendment No. 1 to Bylaws of Wells Real Estate Investment Trust, Inc. (Exhibit 3.3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.1	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated June 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.2	Joint Venture Agreement of Wells/Fremont Associates (the “Fremont Joint Venture”) dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.3	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.4	Amended and Restated Loan Agreement dated December 31, 1998 between Wells Operating Partnership, L.P. and SouthTrust Bank, National Association (Exhibit 10.39 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.5	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI - Fund XII - REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.6	Agreement of Limited Partnership of Wells Operating Partnership, L.P. as Amended and Restated as of January 1, 2000 (Exhibit 10.64 to Form 10-K of Wells Real Estate Investment Trust, Inc. for the fiscal year ended December 31, 2000, Commission File No. 0-25739)

*10.7	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10.8	Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.9	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

Exhibit Number	Description of Document
*10.10	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.11	Purchase Agreement for the land immediately adjacent to the ADIC Buildings (Exhibit 10.7 to the Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.12	Agreement for Purchase and Sale of the Windy Point Buildings (Exhibit 10.114 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.13	Purchase and Sale Agreement for the Experian/TRW Buildings (Exhibit 10.66 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.14	Purchase and Sale Agreement and Escrow Instructions for the Agilent Boston Building (Exhibit 10.69 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.15	Purchase and Sale Agreement for the TRW Denver Building (Exhibit 10.71 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.16	Purchase and Sale Agreement for the MFS Phoenix Building (Exhibit 10.73 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.17	Purchase and Sale Agreement for the ISS Atlanta Buildings Exhibit 10.75 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.18	Purchase and Sale Agreement for the Nokia Dallas Buildings (Exhibit 10.79 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.19	Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (Exhibit 10.80 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.20	Amendment to Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (Exhibit 10.81 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.21	Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.22	Amendment to Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.23	Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.24	Amendment to Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

Exhibit Number	Description of Document
*10.25	Agreement of Sale for the KeyBank Parsippany Building Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.26	Purchase and Sale Agreement for NASA Buildings (Exhibit 10.90 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.27	Lease Agreement with the Office of the Comptroller of the Currency and amendments thereto (Exhibit 10.91 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.28	Lease Agreement with the United States of America (NASA) and amendments thereto (Exhibit 10.92 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.29	Agreement of Purchase and Sale for Nestle Building (Exhibit 10.93 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.30	Lease Agreement for Nestle Building (Exhibit 10.95 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.31	Various amendments to Lease Agreement for Nestle Building (Exhibit 10.96 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.32	Agreement of Purchase and Sale for 150 West Jefferson Detroit Building (Exhibit 10.97 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.33	Real Estate Sale Agreement for US Bancorp Minneapolis Building (Exhibit 10.99 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.34	Lease Agreement with US Bancorp Piper Jaffray Companies, Inc. and amendments thereto for a portion of US Bancorp Minneapolis Building (Exhibit 10.100 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.35	Agreement of Purchase and Sale for Aon Center Chicago Building (Exhibit 10.101 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.36	Lease Agreement with BP Corporation North America, Inc. and amendments thereto for a portion of the Aon Center Chicago Building (Exhibit 10.102 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.37	Lease Agreement for Cingular Atlanta Building (Exhibit 10.103 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.38	Lease Agreement for Aventis Northern NJ Building (Exhibit 10.104 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.39	Purchase and Sale Agreement for 35 W. Wacker Venture, L.P. (Leo Burnett Chicago Building) (Exhibit 10.105 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

Exhibit Number	Description of Document
*10.40	Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. (Exhibit 10.106 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.41	First Amendment to Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. (Exhibit 10.107 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.42	Amended and Restated Limited Partnership Agreement of Wells-Buck Venture, L.P. (Exhibit 10.108 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.43	Lease Agreement with Leo Burnett USA, Inc. for a portion of Leo Burnett Chicago Building (Exhibit 10.112 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.44	Lease Agreement with Winston & Strawn, LLP for a portion of Leo Burnett Chicago Building (Exhibit 10.113 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.45	Purchase and Sale Agreement for Washington, DC Portfolio (Exhibit 10.114 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.46	Promissory Note in favor of Metropolitan Life Insurance Company relating to Washington, DC Portfolio (US Park Service Building) (Exhibit 10.115 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.47	Deed of Trust, Security Agreement and Fixture Filing relating to US Park Service Building (Exhibit 10.116 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.48	Promissory Note in favor of Metropolitan Life Insurance Company relating to Washington, DC Portfolio (Exhibit 10.117 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.49	Deed of Trust, Security Agreement and Fixture Filing relating to 1225 Eye Street Building (Exhibit 10.118 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.50	Limited Liability Company Agreement for 1201 Eye Street, N.W. Associates, LLC (Exhibit 10.119 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.51	First Amendment to Limited Liability Company Agreement for 1201 Eye Street, N.W. Associates, LLC (Exhibit 10.120 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.52	Limited Liability Company Agreement for 1225 Eye Street, N.W. Associates, LLC (Exhibit 10.121 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.53	First Amendment to Limited Liability Company Associates for 1225 Eye Street, N.W. Associates, LLC (Exhibit 10.122 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.54	US Park Service Lease Agreement for a portion of US Park Service Building (Exhibit 10.123 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

Exhibit Number	Description of Document
*10.55	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10(ss) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-27888)

*10.56	Bank of America Lease Agreement for Bank of America Orange County Building (Exhibit 10.125 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.57	Purchase and Sale Agreement for 1901 Market Street Philadelphia Building (Exhibit 10.126 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848

*10.58	Amended and Restated Promissory Note from Wells 1901 Market, LLC to Wells Operating Partnership, L.P. relating to 1901 Market Street Philadelphia Building (Exhibit 10.127 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.59	Independence Blue Cross Agreement of Lease for 1901 Market Street Philadelphia Building (Exhibit 10.128 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.60	Agreement of Purchase and Sale of Property for 60 Broad Street New York Building (Exhibit 10.129 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.61	State of New York Agreement of Lease for a portion of the 60 Broad Street New York Building (Exhibit 10.130 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.62	$200 Million Promissory Note dated April 20, 2004 between Wells REIT—Chicago Center Owner, LLC and Metropolitan Life Insurance Company (Exhibit 10.174 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.63	Mortgage, Security Agreement and Fixture Filing between Wells REIT—Chicago Center Owner, LLC and Metropolitan Life Insurance Company (Exhibit 10.175 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.64	$175.7 Million Loan Agreement among Wells REIT-Austin, TX, L.P., Wells REIT—Multi-State Owner, LLC, Wells REIT—Nashville, TN, LLC and Wells REIT—Bridgewater, NJ, LLC; and Morgan Stanley Mortgage Capital Inc. (Exhibit 10.176 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.65	$163.6 Million Loan Agreement between Wells REIT-Independence Square, LLC and Morgan Stanley Mortgage Capital Inc. (Exhibit 10.177 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.66	$10.7 Million Loan Agreement between Wells REIT-Orange County, CA, LP and Morgan Stanley Mortgage Capital Inc. (Exhibit 10.178 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.67	Acquisition Advisory Agreement between Wells Real Estate Investment Trust, Inc. and Wells Capital, Inc. effective as of January 1, 2005 (Exhibit 10.67 to Form 10-K of Wells Real Estate Investment Trust, Inc., for the fiscal year ended December 31, 2004, File No. 0-25739)

Exhibit Number	Description of Document
*10.68	Asset Management Advisory Agreement among Wells Real Estate Investment Trust, Inc., Wells Operating Partnership, L.P. and Wells Management Company, Inc. effective as of January 1, 2005 2005 (Exhibit 10.68 to Form 10-K of Wells Real Estate Investment Trust, Inc., for the fiscal year ended December 31, 2004, File No. 0-25739)

*10.69	Master Property Management, Leasing and Construction Management Agreement among Wells Real Estate Investment Trust, Inc., Wells Operating Partnership, L.P. and Wells Management Company, Inc. effective as of January 1, 2005 2005 (Exhibit 10.69 to Form 10-K of Wells Real Estate Investment Trust, Inc., for the fiscal year ended December 31, 2004, File No. 0-25739)

*10.70	Purchase and Sale Agreement among Wells Operating Partnership, LP, Wells Fund XII – REIT Joint Venture Partnership, Wells Fund XIII – REIT Joint Venture Partnership, Wells REIT, LLC—VA I, Wells BREA I, L.P., Westlake Wells, L.P., Danacq Farmington Hills LLC, Danacq Kalamazoo LLC, Wells—EDS Des Moines, L.P., Wells Fund XI-Fund XII-REIT Joint Venture, as sellers, and Lexington Corporate Properties Trust, as purchaser, dated February 25, 2005 (Exhibit 10.70 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended March 31, 2005, Commission File No. 0-25739)

*10.71	$105.0 Million Promissory Note dated May 5, 2005 from Wells Real Estate Investment Trust, Inc. in favor of Wachovia Bank, N.A. (Exhibit 10.71 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2005, Commission File No. 0-25739)

*10.72	$45.0 Million Term Loan Agreement dated May 4, 2005 between Wells Real Estate Investment Trust, Inc. and JP Morgan Chase Bank, N.A. (Exhibit 10.72 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2005, Commission File No. 0-25739)

*10.73	Amended and Restated Dividend Reinvestment Plan effective May 20, 2005 (Exhibit 4.1 to Amendment No. 1 to Form S-3 Registration Statement, Commission File No. 333-114212, filed on June 10, 2005)

*10.74	Amended and Restated Dividend Reinvestment Plan adopted November 15, 2005 (Exhibit 4.1 to Amendment No. 2 to Form S-3 Registration Statement, Commission File No. 333-114212, filed on November 22, 2005)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wells Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Investment Trust, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Atlanta, Georgia

March 9, 2006

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
Assets:
Real estate assets, at cost:
Land	$619,664	$687,451
Buildings and improvements, less accumulated depreciation of $309,406 and $265,213 as of December 31, 2005 and 2004, respectively	3,117,247	3,579,059
Intangible lease assets, less accumulated amortization of $104,299 and $62,331 as of December 31, 2005 and 2004, respectively	235,410	313,803
Construction in progress	20,734	27,916

Total real estate assets	3,993,055	4,608,229
Investments in unconsolidated joint ventures	58,817	93,979
Cash and cash equivalents	48,973	39,669
Tenant receivables, net of allowance for doubtful accounts of $689 and $1,093 as of December 31, 2005 and 2004, respectively	98,259	93,290
Due from affiliate	215	—
Due from unconsolidated joint ventures	931	1,458
Prepaid expenses and other assets	22,124	14,246
Deferred financing costs, less accumulated amortization of $5,099 and $3,317 at December 31, 2005 and 2004, respectively	10,233	11,077
Deferred lease costs, less accumulated amortization of $51,857 and $29,438 at December 31, 2005 and 2004, respectively	165,958	197,241
Investments in bonds	—	64,500

Total assets	$4,398,565	$5,123,689

Liabilities:
Lines of credit and notes payable	$1,036,312	$890,182
Accounts payable, accrued expenses, and accrued capital expenditures	68,057	82,185
Due to affiliates	4,167	3,386
Deferred income	22,301	32,469
Intangible lease liabilities, less accumulated amortization of $34,431 and $20,536 at December 31, 2005 and 2004, respectively	106,158	120,451
Obligations under capital leases	—	64,500

Total liabilities	1,236,995	1,193,173

Commitments and Contingencies	—	—

Minority Interest	5,408	4,961

Redeemable Common Stock	167,015	225,955

Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 469,423,177 and 473,486,397 shares issued and outstanding as of December 31, 2005 and 2004, respectively	4,694	4,735
Additional paid-in capital	3,391,998	4,203,918
Cumulative distributions in excess of earnings	(240,530)	(283,184)
Redeemable common stock	(167,015)	(225,955)
Other comprehensive income	—	86

Total stockholders’ equity	2,989,147	3,699,600

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,398,565	$5,123,689

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Rental income	$439,800	$425,703	$248,740
Tenant reimbursements	128,684	121,102	72,352
Lease termination income	4,913	8,672	1,035
Gain on sale	—	298	—

	573,397	555,775	322,127
Expenses:
Property operating costs	187,763	174,169	100,831
Asset and property management fees:
Related party	21,816	18,759	8,830
Other	5,555	4,925	3,397
Depreciation	89,777	84,735	89,552
Amortization	64,546	58,471	8,649
Lease termination expense	1,341	732	54
Impairment loss on real estate assets	16,093	—	—
General and administrative	18,042	18,054	9,105

	404,933	359,845	220,418

Real estate operating income	168,464	195,930	101,709

Other income (expense):
Interest expense	(49,320)	(38,391)	(12,345)
Interest and other income	5,801	2,216	1,087
Equity in income of unconsolidated joint ventures	14,765	6,634	4,751
Loss on extinguishment of debt	—	(2,101)	(1,956)

	(28,754)	(31,642)	(8,463)

Income from continuing operations before minority interest	139,710	164,288	93,246

Minority interest in (earnings) loss of consolidated subsidiaries	(611)	(572)	842

Income from continuing operations	139,099	163,716	94,088

Discontinued operations:
Operating income	12,358	34,517	26,597
Gain on sale	177,678	11,489	—

Income from discontinued operations	190,036	46,006	26,597

Net income	$329,135	$209,722	$120,685

Net income per common share—basic and diluted:
Income from continuing operations	$0.30	$0.35	$0.29
Income from discontinued operations	0.41	0.10	0.08

Net income per common share	$0.71	$0.45	$0.37

Weighted-average shares outstanding—basic and diluted	466,284,634	466,060,916	324,092,281

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2002	215,700	$2,157	$1,908,490	$(74,310)	$—	$(387)	$1,835,950
Issuance of common stock	253,719	2,537	2,534,655	—	—	—	2,537,192
Redemptions of common stock	(4,369)	(44)	(43,646)	—	—	—	(43,690)
Dividends ($0.70 per share)	—	—	—	(226,636)	—	—	(226,636)
Commissions and discounts on common stock sales and related dealer-manager fees	—	—	(239,949)	—	—	—	(239,949)
Other offering costs	—	—	(21,533)	—	—	—	(21,533)
Components of comprehensive income:
Net income	—	—	—	120,685	—	—	120,685
Change in value of interest rate swap	—	—	—	—	—	387	387

Comprehensive income							121,072

Balance, December 31, 2003	465,050	4,650	4,138,017	(180,261)	—	—	3,962,406
Issuance of common stock	19,494	195	194,747	—	—	—	194,942
Redemptions of common stock	(9,711)	(97)	(97,018)	—	—	—	(97,115)
Dividends ($0.67 per share)	—	—	—	(312,645)	—	—	(312,645)
Commissions and discounts on common stock sales and related dealer-manager fees	—	—	(17,617)	—	—	—	(17,617)
Other offering costs	—	—	(757)	—	—	—	(757)
Redeemable common stock	—	—	—	—	(225,955)	—	(225,955)
Shares repurchased upon settlement	(1,347)	(13)	(13,454)	—	—	—	(13,467)
Components of comprehensive income:
Net income	—	—	—	209,722	—	—	209,722
Change in value of interest rate swap	—	—	—	—	—	86	86

Comprehensive income							209,808

Balance, December 31, 2004	473,486	4,735	4,203,918	(283,184)	(225,955)	86	3,699,600
Issuance of common stock	18,834	188	165,331	—	—	—	165,519
Redemptions of common stock	(22,897)	(229)	(217,866)	—	—	—	(218,095)
Special distribution ($1.62 per share)	—	—	(748,526)	—	—	—	(748,526)
Dividends ($0.61 per share)	—	—	—	(286,481)	—	—	(286,481)
Commissions and discounts on common stock sales	—	—	(10,488)	—	—	—	(10,488)
Other offering costs	—	—	(371)	—	—	—	(371)
Redeemable common stock	—	—	—	—	58,940	—	58,940
Components of comprehensive income:
Net income	—	—	—	329,135	—	—	329,135
Change in value of interest rate swap	—	—	—	—	—	(86)	(86)

Comprehensive income							329,049

Balance, December 31, 2005	469,423	$4,694	$3,391,998	$(240,530)	$(167,015)	$—	$2,989,147

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$329,135	$209,722	$120,685
Operating distributions received from unconsolidated joint ventures	6,107	9,586	7,687
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(14,765)	(6,634)	(4,751)
Minority interest in earnings (loss) of consolidated subsidiaries	611	572	(842)
Depreciation	91,713	97,425	107,012
Amortization	66,604	65,050	10,371
Lease termination expense	1,341	732	54
Loss on extinguishment of debt	—	2,101	1,956
Gain on sale	(177,678)	(11,787)	—
Impairment loss on real estate assets	16,093	—	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(14,039)	(38,440)	(20,823)
(Increase) decrease in due from affiliate	(215)	406	(356)
(Increase) decrease in prepaid expenses and other assets	(20,893)	2,376	(10,116)
(Decrease) increase in accounts payable and accrued expenses	(3,496)	(9,063)	9,977
Increase (decrease) in due to affiliates	1,144	22	(3)
(Decrease) increase in deferred income	(10,168)	7,750	16,387

Net cash provided by operating activities	271,494	329,818	237,238
Cash Flows from Investing Activities:
Investment in real estate	(53,900)	(238,615)	(1,920,319)
Net sale proceeds from wholly owned properties	711,894	32,996	—
Net sale proceeds received from unconsolidated joint ventures	44,874	7,370	2,409
Contributions to unconsolidated joint ventures	(528)	(395)	(24,059)
Acquisition and advisory fees paid	(3,557)	(21,210)	(75,800)
Deferred lease costs paid	(7,093)	(33,488)	(190,668)

Net cash provided by (used in) investing activities	691,690	(253,342)	(2,208,437)
Cash Flows from Financing Activities:
Deferred financing costs paid	(984)	(10,227)	(8,346)
Proceeds from lines of credit and notes payable	307,115	1,019,952	915,601
Repayments of lines of credit and notes payable	(160,985)	(826,100)	(941,647)
Issuance of common stock	159,459	190,339	2,531,345
Redemptions of common stock	(215,015)	(96,806)	(43,690)
Dividends paid to stockholders	(286,643)	(326,372)	(219,121)
Return of capital distribution paid to stockholders	(748,526)	—	—
Commissions on stock sales and related dealer-manager fees paid	(7,930)	(13,936)	(238,463)
Other offering costs paid	(371)	(14,082)	(16,463)
Repurchase of shares upon settlement	—	(12,842)	—

Net cash (used in) provided by financing activities	(953,880)	(90,074)	1,979,216
Net increase (decrease) in cash and cash equivalents	9,304	(13,598)	8,017

Cash and cash equivalents, beginning of year	39,669	53,267	45,250

Cash and cash equivalents, end of year	$48,973	$39,669	$53,267

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, newly constructed, or have operating histories. Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership. Wells REIT is the sole general partner and possesses full legal control and authority over the operations of Wells OP. Wells Capital, Inc. (“Wells Capital”) is the sole limited partner of Wells OP. Wells OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by Wells Capital, and through certain joint ventures with parties not affiliated with Wells REIT or Wells Capital. References to Wells REIT herein shall include all subsidiaries of Wells REIT, including Wells OP, its subsidiaries, and consolidated joint ventures. See Note 11 for additional information related to Wells Capital.

As of December 31, 2005, Wells REIT owned interests in 83 properties, either directly or through joint ventures, comprising approximately 20.8 million square feet of commercial office and industrial space, located in 23 states and the District of Columbia. As of December 31, 2005, these properties were approximately 95.5% leased.

Since its inception, Wells REIT has completed four public offerings of common stock for sale at $10 per share. Combined with Wells REIT’s dividend reinvestment plan, such offerings have provided approximately $5.1 billion in total net offering proceeds. From these proceeds, Wells REIT has paid costs related to the offerings of (1) approximately $169.8 million in acquisition and advisory fees and reimbursements of acquisition expenses, (2) approximately $474.4 million in commissions on stock sales and related dealer-manager fees, and (3) approximately $62.6 million in organization and other offering costs. In addition, Wells REIT has used approximately $393.3 million to redeem shares pursuant to Wells REIT’s share redemption program, and to repurchase shares resulting from a legal settlement in one instance. The remaining net offering proceeds of approximately $4.0 billion were invested in real estate. Wells REIT’s fourth public offering closed on July 25, 2004, and Wells REIT does not anticipate offering additional shares to the public. In addition, on June 14, 2005, Wells REIT paid approximately $748.5 million of net sales proceeds to stockholders as a return of invested capital special distribution.

Wells REIT registered an additional 100 million shares of common stock with the Securities and Exchange Commission (the “SEC”) for issuance pursuant to its dividend reinvestment plan under a Registration Statement on Form S-3 (Commission File No. 333-114212), which became effective on April 5, 2004.

Wells REIT’s stock is not listed on a national exchange. However, Wells REIT’s Articles of Incorporation require Wells REIT to begin the process of liquidating its investments and distributing the resulting proceeds to the stockholders if its shares are not listed on a national exchange by January 30, 2008. Wells REIT’s Articles of Incorporation can only be amended by a proxy vote of Wells REIT’s stockholders.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Wells REIT’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Wells REIT, Wells OP, and any variable interest entities in which Wells REIT or Wells OP is the primary beneficiary, as defined by Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes

FIN 46 and is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). FIN 46(R) requires the identification of variable interest entities (“VIEs”), which are defined as entities that have a level of invested equity insufficient to fund future activities on a stand-alone basis or whose equity holders lack certain characteristics of a controlling financial interest. FIN 46(R) requires the consolidation of such VIEs in cases where Wells REIT absorbs a majority of the expected losses and returns and is, therefore, considered the primary beneficiary. The accompanying consolidated financial statements also include the accounts of entities in those situations where FIN 46(R) is not applicable and in which Wells REIT or Wells OP owns a controlling financial interest, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments in Real Estate Ventures. In determining whether Wells REIT or Wells OP has a controlling financial interest, the following factors are considered, among others: ownership of voting interests, protective rights of investors and participatory rights of investors.

Wells REIT owns interests in four real properties through its ownership in the following entities: Wells 35 W. Wacker, LLC and Wells Washington Properties, Inc. (the “Consolidated Joint Ventures”). Wells REIT has evaluated the Consolidated Joint Ventures under the provisions of FIN 46(R) and concluded that neither of these entities are VIEs. Accordingly, upon applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, Wells REIT has concluded that each of the Consolidated Joint Ventures should be consolidated and has, therefore, included the accounts of the Consolidated Joint Ventures in the accompanying consolidated financial statements.

All inter-company balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition and advisory fees incurred, and any tenant improvements or major improvements and betterments, that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Wells REIT capitalizes interest while the development of a real estate asset is in progress. Approximately $884,000, $265,000, and $728,000 of interest was capitalized for the years ended December 31, 2005, 2004, and 2003, respectively.

Wells REIT’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Wells REIT continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, of both operating properties and properties under construction in which Wells REIT has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, Wells REIT assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, Wells REIT decreases the carrying value of the real estate and related intangible assets to the estimated fair values, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and recognizes impairment losses. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

In the first quarter of 2004, Wells REIT completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, Wells REIT changed its estimate of the weighted-average composite useful lives for building assets. Effective January 1, 2004, for all building assets, Wells REIT extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $56.8 million, or $0.12 per share, for the year ended December 31, 2004. Wells REIT believes the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

As of December 31, 2005 and 2004, Wells REIT recognized gross above-market in-place leases of approximately $77.4 million and $85.7 million, respectively, and gross intangible absorption period costs of approximately

$262.3 million and $290.4 million, respectively, which are included in intangible lease assets in the accompanying consolidated balance sheets. As of December 31, 2005 and 2004, Wells REIT recognized gross intangible lease origination costs of approximately $193.9 million and $201.2 million, respectively, which are included in deferred lease costs, and gross below-market in-place leases of approximately $140.6 million and $141.0 million, respectively, which are included in intangible lease liabilities in the accompanying consolidated balance sheets.

During the years ended December 31, 2005, 2004, and 2003, Wells REIT recorded amortization expense related to intangible lease origination and absorption period costs of approximately $63.0 million, $57.6 million, and $8.3 million, respectively. In addition, Wells REIT recorded amortization of above-market and below-market in-place lease intangibles of approximately $2.0 million, $3.0 million, and $1.6 million, respectively, as a net increase to rental revenues in the accompanying consolidated statements of income. Included in discontinued operations in the accompanying consolidated statements of income for the years ended 2005, 2004, and 2003 is $1.7 million, $6.0 million, and $0.07 million, respectively, of amortization expense related to intangible lease origination and absorption period costs as well as $0.06 million, $0.2 million, and $0.3 million, respectively, of rental revenue related to amortization of above-market and below-market in-place lease intangibles.

The remaining unamortized balance for these intangible assets and liabilities will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market Lease Assets	Absorption Period Costs	Intangible Lease Origination Costs	Intangible Below-Market Lease Liabilities
For the year ending December 31:
2006	$10,794	$37,344	$23,140	$12,755
2007	9,883	33,048	22,493	12,077
2008	7,813	26,176	19,184	11,987
2009	7,308	21,858	17,357	11,929
2010	5,964	16,620	14,702	11,687
Thereafter	11,283	47,319	49,476	45,723

	$53,045	$182,365	$146,352	$106,158

Weighted-Average Amortization Period	6 years	7 years	8 years	10 years

Investments in Unconsolidated Joint Ventures

Wells REIT has interests in certain unconsolidated joint venture partnerships. The joint venture partners of such joint ventures have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of the venture. However, management has evaluated such joint ventures and determined that they are not VIEs under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately few voting rights. Wells REIT has also determined that its joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57, Related Party Disclosures. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

Wells REIT does not have control over the operations of the unconsolidated joint ventures; however, it does exercise significant influence. Accordingly, Wells REIT’s investment in unconsolidated joint ventures is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to such joint ventures. Pursuant to the terms of the unconsolidated joint venture agreements, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

Wells REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rent and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Wells REIT adjusted the allowance for doubtful accounts by recording provisions for bad debts of approximately $102,000, $658,000, and $383,000 for the years ended December 31, 2005, 2004, and 2003, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of income.

Tenant receivables also include notes receivable from tenants to fund certain expenditures related to the property and are recorded at face amount, less any principal payments through the date of the accompanying consolidated balance sheets. These notes bear interest at rates comparable to tenants with similar borrowing characteristics; therefore, the carrying amount approximates the fair value of the notes as of the dates of the accompanying consolidated balance sheets.

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

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense on a straight-line basis over the terms of the related financing arrangements. Wells REIT recognized amortization of deferred financing costs for the years ended December 31, 2005, 2004, and 2003 of approximately $1.8 million, $2.5 million, and $2.6 million, respectively, which is included in interest expense in the accompanying consolidated statements of income.

Deferred Lease Costs

Deferred lease costs are comprised of costs incurred to acquire operating leases, including opportunity costs avoided by acquiring in-place leases, and are capitalized and amortized on a straight-line basis over the terms of the related leases. Wells REIT recognized amortization of deferred lease costs of approximately $25.8 million, $24.9 million, and $3.9 million for the years ended December 31, 2005, 2004, and 2003, respectively, which is included in amortization in the accompanying consolidated statements of income.

Investments in Bonds and Obligations Under Capital Leases

As a result of the purchase of certain real estate assets, Wells REIT has acquired investments in bonds and corresponding obligations under capital leases. Wells REIT records the bonds at net principal value and obligations under capital leases at the present value of the expected payments. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income. As all such investments and obligations were disposed of in connection with a portfolio sale of properties in April 2005, the related amounts of interest income and expense are included in income from discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2005, 2004, and 2003 (see Note 9).

Minority Interest

Minority interest represents the equity interests of consolidated subsidiaries that are not owned by Wells REIT. Minority interest is adjusted for contributions, distributions, and earnings (loss) attributable to the minority interest partners of the consolidated joint ventures. Pursuant to the terms of the consolidated joint venture agreements, all earnings and distributions are allocated to the partners of the consolidated joint ventures in accordance with their respective ownership interests. Earnings allocated to such minority interest partners are recorded as minority interest in earnings (loss) of consolidated subsidiaries in the accompanying consolidated statements of income.

Redeemable Common Stock

Wells REIT records redeemable common stock pursuant to Accounting Series Release No. 268, Presentation in Financial Statements Redeemable Preferred Stock (“ASR 268”). Under ASR 268, common stock redemptions that are outside of the control of the issuer are required to be classified as mezzanine or temporary equity. Wells REIT’s share redemption program was amended for redemptions paid beginning in January 2004 by, among other things, removing the discretionary feature of approving redemption requests, subject to the board of directors’ ability to amend, suspend, or terminate the share redemption program at any time upon 30 days’ notice. Under the amended plan, redemptions are limited to, among other things, the aggregate proceeds received from the dividend reinvestment plan. As of December 31, 2005 and 2004, the aggregate proceeds received under the dividend reinvestment plan totaled approximately $546.8 million and $387.4 million, respectively, and aggregate share redemptions totaled approximately $379.8 million and $161.4 million, respectively. Therefore, Wells REIT has recorded redeemable common stock in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity equal to $167.0 million and $226.0 million as of December 31, 2005 and 2004, respectively.

Effective July 1, 2003, Wells REIT adopted Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments which represent a mandatory obligation of the company to repurchase its shares be classified as liabilities and reported at settlement value. Wells REIT’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS 150 is not applicable until such shares are tendered for redemption by the holder, at which time Wells REIT reclassifies such obligations from mezzanine equity to a liability, based upon settlement value. As of December 31, 2005 and 2004, $0 and approximately $0.3 million of shares tendered for redemption have not been redeemed, and are, therefore, included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Preferred Stock

Wells REIT is authorized to issue up to 100,000,000 shares of one or more classes or series of preferred stock with a par value of $0.01 per share. Wells REIT’s board of directors may determine the relative rights, preferences and privileges of each class or series of preferred stock issued, which may be more beneficial than the rights, preferences and privileges attributable to Wells REIT’s common stock. To date, Wells REIT has not issued any shares of preferred stock.

Common Stock

The par value of investor proceeds raised from the sale of Wells REIT’s common stock is classified as common stock, with the remainder allocated to additional paid-in capital.

Dividends

As a REIT, Wells REIT is required by the Internal Revenue Code of 1986, as amended (the “Code”); to make distributions to stockholders each taxable year equal to at least 90% of its taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”).

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

Commissions and Related Dealer-Manager Fees

Pursuant to the dealer-manager agreement (see Note 11), Wells REIT has engaged Wells Investment Securities, Inc. (“WIS”) to perform all dealer-manager functions for Wells REIT. Commissions and related dealer-manager fees are recorded when incurred, based on the sale of Wells REIT’s common shares of stock, as a reduction to additional paid-in capital.

Other Offering Costs

Other offering costs are comprised of costs associated with the issuance of common stock, including legal and accounting fees, printing costs, sales and promotional costs and expenses, and sales commissions, and are recorded when incurred as a reduction of additional paid-in capital.

Interest Rate Swap Agreement

Wells REIT entered into an interest rate swap to hedge its exposure to changing interest rates on a variable rate construction loan in 2004. Wells REIT accounted for the interest rate swap agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the interest rate swap agreement was recorded as either prepaid expenses and other assets or accounts payable, accrued expenses, and accrued capital expenditures, and changes in the fair value of the interest rate swap agreement were recorded as other comprehensive income. The interest rate swap expired in July 2005.

Financial Instruments

Wells REIT considers its cash, accounts receivable, accounts payable, bonds, obligations under capital leases, and notes payable to meet the definition of financial instruments. As of December 31, 2005 and 2004, the carrying value of cash, accounts receivable, accounts payable, bonds, and obligations under capital leases approximated their fair value. As of December 31, 2005 and 2004, the estimated fair value of lines of credit and notes payable was approximately $1.0 billion and $881.7 million, respectively.

Revenue Recognition

All leases on real estate assets held by Wells REIT are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination income is recognized once the tenant has lost the right to lease the space and Wells REIT has satisfied all obligations under the related lease or lease termination agreement.

Wells REIT records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. Gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Stock-based Compensation

As permitted by SFAS No. 123, Accounting and Disclosure for Stock-Based Compensation (“SFAS 123”), Wells REIT accounts for its stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and the related interpretations. Accordingly, Wells REIT does not recognize compensation cost in the accompanying consolidated statements of operations based upon the fair value of stock based compensation and, instead, provides pro forma disclosures of the unrecorded compensation expense in the notes to the accompanying consolidated financial statements.

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Outstanding stock options and warrants have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive using the treasury stock method because the exercise price of the options and warrants exceed the current offering price of Wells REIT’s common stock under Wells REIT’s dividend reinvestment plan.

Income Taxes

Wells REIT has elected to be taxed as a REIT under the Code, and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Wells REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Wells REIT is generally not subject to federal income taxes. Accordingly, neither a provision nor a benefit for federal income taxes has been made in the accompanying consolidated financial statements. Wells REIT is subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in the financial statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123-R”), which replaces SFAS 123, and supersedes APB 25. SFAS 123-R applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services. SFAS 123-R requires Wells REIT to recognize expense for all stock options awarded over the respective vesting periods based on their fair values. SFAS 123-R will become applicable to Wells REIT effective January 1, 2006. To date, the options granted by Wells REIT have not had material values. The adoption of this statement is not expected to have a material effect on Wells REIT’s financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for fiscal years beginning after December 15, 2005, however, does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this statement is not expected to have a material effect on Wells REIT’s financial statements.

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), an interpretation of SFAS No. 143, Asset Retirement Obligations (“SFAS 143”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS 143, as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Wells REIT. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Wells REIT has identified asbestos at certain properties and may have undetected asbestos at others. Wells REIT believes that the identified asbestos is appropriately contained and that Wells REIT is compliant with current environmental regulations. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, Wells REIT is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on Wells REIT’s financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

3.	IMPAIRMENT OF REAL ESTATE ASSETS

During second quarter 2005, Wells REIT reduced its intended holding period for the IRS Long Island Building, which was purchased in September 2002 and consists of one building comprised of approximately 238,000 square feet. The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005 and a reassessment of leasing assumptions for this building, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete the necessary re-leasing activities.

Based on a comparison of the projected undiscounted future cash flows with the net book value of the real estate and intangible assets, Wells REIT determined that the carrying value of the IRS Long Island Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $16.1 million to reduce the carrying value of the IRS Long Island Building to its estimated fair value based upon the present value of undiscounted cash flows using the policy further outlined in Note 2.

4.	UNCONSOLIDATED JOINT VENTURES

Investments in Unconsolidated Joint Ventures

As of December 31, 2005 and 2004, Wells REIT owned interests in the following unconsolidated joint ventures with affiliates of Wells Capital (in thousands):

	2005		2004
	Amount	Percentage	Amount	Percentage
Fund XIII and REIT Joint Venture	$25,897	72%	$48,099	72%
Fund XII and REIT Joint Venture	19,301	55%	27,548	55%
Fund XI, XII and REIT Joint Venture	6,862	57%	11,260	57%
Wells/Freemont Associates	5,792	78%	5,884	78%
Fund IX, X, XI and REIT Joint Venture	935	4%	1,183	4%
Fund VIII, IX and REIT Joint Venture	30	16%	5	16%

	$58,817		$93,979

Through the unconsolidated joint ventures listed above, as of December 31, 2005 and December 31, 2004, Wells REIT owned twelve buildings comprised of approximately 1.13 million square feet and sixteen buildings comprised of approximately 1.74 million square feet, respectively.

Due from Unconsolidated Joint Ventures

As of December 31, 2005 and 2004, due from unconsolidated joint ventures is comprised primarily of operating distributions due to Wells REIT from its investments in unconsolidated joint ventures for the fourth quarters of 2005 and 2004, respectively.

5.	LINES OF CREDIT AND NOTES PAYABLE

As of December 31, 2005 and 2004, Wells REIT had the following lines of credit and notes payable outstanding (in thousands):

	December 31,
	2005	2004
Secured Pooled Facility	$350,000	$350,000
Aon Center Chicago Mortgage Note	200,000	200,000
Leo Burnett Building Mortgage Note	120,000	120,000
WDC Mortgage Notes	115,167	115,167
$105.0 Million Fixed-Rate Loan	105,000	—
$45.0 Million Fixed-Rate Loan	45,000	—
3100 Clarendon Boulevard Building Mortgage Note	35,110	35,716
One Brattle Square Building Mortgage Note	28,827	30,143
Merck Construction Loan	21,100	12,984
1075 West Entrance Building Mortgage Note	16,108	16,672
$85.0 Million Secured Line of Credit	—	9,500
$50.0 Million Secured Line of Credit	—	—

	$1,036,312	$890,182

The Secured Pooled Facility represents a non-recourse mortgage note secured by nine properties with a net book value of approximately $765.7 million. The note requires monthly payments of interest at a fixed rate of 4.84% per annum and payment of principal at maturity (June 2014). All properties securing the note are held in a bankruptcy remote, special-purpose entity.

The Aon Center Chicago, Leo Burnett Building, and WDC Mortgage Notes represent non-recourse loans secured by specific assets. The aggregate book value of properties securing these loans is approximately $1.0 billion. All of these mortgage notes require monthly payments of interest at fixed rates ranging from 4.4% to 5.1% per annum and principal is due upon maturity. The Aon Center Chicago and Leo Burnett Building mortgage loans mature in 2014. The WDC Mortgage loan matures in 2007.

The $105.0 Million Fixed-Rate Loan and the $45.0 Million Fixed-Rate Loan represent loans obtained during May 2005 to finance the redemption of shares pursuant to the share redemption program. These fixed-rate facilities replaced short-term facilities that were used for the initial funding in March 2005. The notes require monthly payments of interest at fixed rates ranging from 5.195% to 5.29% per annum and principal is due upon maturity. The $105.0 Million Fixed-Rate Loan matures in 2015 and is secured by the U.S. Bancorp Building; while the $45.0 Million Fixed-Rate Loan matures in 2012 and is secured by the 4250 N. Fairfax Building. The aggregate book value of properties securing these loans is approximately $257.7 million as of December 31, 2005.

The $85 Million Secured Line of Credit represents a revolving credit facility secured by a pool of borrowing base properties. Under the terms of the facility, Wells REIT may borrow the lesser of (1) an amount equal to 75% of the aggregate appraised value of lender-approved borrowing base properties or (2) $85 million. As of December 31, 2005, the borrowing base properties included three properties with an aggregate book value of $113.2 million; and based on the value of these properties, Wells REIT was able to borrow up to the full $85 million. Interest on the $85 Million Secured Line of Credit accrues at a rate of LIBOR plus 1.5% per annum (5.89% as of December 31, 2005). The $85 Million Secured Line of Credit matures in December 2007.

The $50 Million Secured Line of Credit represents a revolving credit facility secured by the Cingular Atlanta building. Under the terms of the facility, Wells REIT may borrow the lesser of (1) an amount equal to 75% of the aggregate appraised value of lender-approved borrowing base property or (2) $50 million. As of December 31, 2005, the borrowing base property had a book value of $71.6 million; therefore, the full capacity of the line of credit was available. Interest on the $50 million Secured Line of Credit accrues at a rate of LIBOR plus 1.75% per annum (6.14% as of December 31, 2005). This facility contains covenants that, among other things, restrict Wells REIT’s debt to total assets to 50%. The $50 Million Secured Line of Credit matures in June 2006.

Wells REIT’s weighted-average interest rate as of December 31, 2005 and 2004 for aforementioned borrowings was approximately 5.09% and 5.02%, respectively. Wells REIT made interest payments, including amounts capitalized, of approximately $49.3 million, $39.9 million, and $28.2 million during the years ended December 31, 2005, 2004, and 2003, respectively.

A summary of the aggregate principal repayments scheduled for the five years following December 31, 2005 is provided below (in thousands):

2006	$23,658
2007	117,932
2008	35,331
2009	1,321
2010	1,462
Thereafter	856,608

Total	$1,036,312

6.	COMMITMENTS AND CONTINGENCIES

Letter of Credit

A municipality required Wells REIT to obtain a letter of credit from a financial institution in order to ensure that Wells REIT would be able to satisfy contingent obligations related to an easement under which Wells REIT could be required to fund the costs to conform the utilities infrastructure of a property to certain specifications, if and upon being requested by the municipality. As of December 31, 2005, the municipality had the right to draw up to $383,000 on this letter of credit under certain circumstances. In February 2006, this letter of credit was renewed through February 2007 and will continue to renew automatically for one-year periods each February subject to certain limitations.

Properties Under Contract

As of December 31, 2005, Wells REIT had entered into a contract to acquire one building for a total purchase price of $93.0 million, plus closing costs, which was subsequently acquired (see Note 14). As of December 31, 2005, Wells REIT had placed approximately $5.0 million of cash in escrow in connection with this contract, which is included in prepaid and other assets in the accompanying consolidated balance sheets.

Properties Under Construction

As of December 31, 2005, Wells REIT remained party to two construction agreements with unrelated third parties for the construction of the Citigroup Fort Mill building and the Merck New Jersey building, both of which were placed into service during 2005. As of December 31, 2005, Wells REIT anticipated incurring aggregate additional costs under these agreements of approximately $0.8 million.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expand an existing property, construct on adjacent property, or provide other expenditures for the benefit of the tenant in favor of additional rental revenue. As of December 31, 2005, no tenants have exercised such options, which have not been fully satisfied as of that date.

Operating Lease Obligations

Certain properties are subject to ground leases with expiration dates ranging between 2048 and 2083. As of December 31, 2005, the remaining required payments under the terms of these operating leases are presented below (in thousands):

2006	$563
2007	563
2008	563
2009	563
2010	629
Thereafter	62,607

Total	$65,488

Ground rent expense for the years ended December 31, 2005, 2004, and 2003 was approximately $618,000, $754,000, and $758,000, respectively, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the related real estate subject to operating leases is approximately $31.4 million and $126.8 million as of December 31, 2005 and 2004, respectively.

Litigation

Wells REIT is from time to time a party to legal proceedings, which arise in the ordinary course of its business. Wells REIT is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells REIT. Wells REIT is not aware of any such legal proceedings contemplated by governmental authorities.

7.	STOCKHOLDERS’ EQUITY

2000 Employee Stock Option Plan

On June 28, 2000, the stockholders approved the 2000 Employee Stock Option Plan of Wells Real Estate Investment Trust, Inc. (the “Employee Option Plan”), which provides for grants of non-qualified stock options to be made to selected employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), subject to the discretion of the compensation committee of Wells REIT’s board of directors and the limitations of the Employee Option Plan. A total of 750,000 shares have been authorized and reserved for issuance under the Employee Option Plan. As of December 31, 2005, no stock options have been granted or exercised under the Employee Option Plan.

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

A summary of Wells REIT’s stock option activity under its Independent Director Plan for the years ended December 31, 2005, 2004, and 2003 is as follows:

	Number of Options Outstanding	Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2002	41,000	$12	21,500
Forfeited in 2003	(6,500)	12
Granted in 2003	10,500	12

Outstanding as of December 31, 2003	45,000	12	28,500
Granted in 2004	8,000	12

Outstanding as of December 31, 2004	53,000	12	35,500
Granted in 2005	8,000	12

Outstanding as of December 31, 2005	61,000	12	43,500

In accordance with SFAS 123, Wells REIT estimated the fair value of the stock options granted in 2005, 2004, and 2003 as of the dates of the respective grants using the Black-Scholes-Merton model with the following assumptions:

	2005	2004	2003
Risk-free rate	3.81%	3.88%	2.73%
Projected future dividend yield	7.00%	7.00%	7.00%
Expected life of the options	6 years	6 years	6 years
Volatility	0.168	0.212	0.210

As none of the options described above have been exercised, Wells REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal to one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (2 years). As Wells REIT’s common stock is not publicly traded, Wells REIT does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of publicly traded companies that are otherwise similar to Wells REIT. Based on the above assumptions, the fair value of the options granted during the years ended December 31, 2005, 2004, and 2003 was insignificant. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2005 was approximately five years.

Independent Director Warrant Plan

The Independent Director Warrant Plan (the “Independent Director Warrant Plan”), which was approved by the stockholders on June 28, 2000, provides for the issuance of one warrant to purchase common stock for every 25 shares of common stock purchased by the independent director. A total of 500,000 warrants have been authorized and reserved for issuance under the Independent Director Warrant Plan. The exercise price of the warrants is $12 per share. The warrants are exercisable until the dissolution, liquidation, or merger or consolidation of Wells REIT where Wells REIT is not the surviving corporation. No warrant may be sold, pledged, assigned or transferred by an independent director in any manner other than by the laws of descent or distribution. As of December 31, 2005, approximately 6,600 warrants have been earned and issued under the Independent Director Warrant Plan.

In accordance with SFAS 123, Wells REIT estimated the fair value of the director warrants granted in 2005, 2004, and 2003 as of the dates of the respective grants using the Black-Scholes-Merton model with the following assumptions:

	2005	2004	2003
Risk-free rate	3.81%	3.88%	2.73%
Projected future dividend yield	7.00%	7.00%	7.00%
Expected life of the options	5 years	5 years	5 years
Volatility	0.168	0.212	0.210

As none of the warrants described above have been exercised, Wells REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director warrants. The expected life of such warrants has been estimated to equal to one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (0 years). As Wells REIT’s common stock is not publicly traded, Wells REIT does not have relevant historical data on which to base an estimate of volatility in the value of such warrants. The volatility of such warrants has been estimated to equal the average fluctuations in historical stock prices of publicly traded companies that are otherwise similar to Wells REIT. Based on the above assumptions, the fair value of the warrants granted during the years ended December 31, 2005, 2004, and 2003 was insignificant.

Dealer Warrant Plan

Under the terms of each offering of Wells REIT’s stock, warrants to purchase shares of Wells REIT’s stock were delivered to WIS, as the dealer-manager in the offering of Wells REIT’s stock. Currently such warrants are issued in book form only and warrant certificates are not issued. Each warrant provides the right to purchase one share of Wells REIT’s common stock at a price of $12 during the time period beginning one year from the effective date of the respective offering and ending on the date five years after the effective date. To date, no dealer warrants have been exercised, and all warrants related to the first, second, and third offerings have expired. As of December 31, 2005, approximately 5.9 million warrants related to the fourth offering are outstanding and will expire on July 26, 2007.

In accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, Wells REIT estimated the fair value of the dealer warrants granted in 2003 as of the dates of the grants using the Black-Scholes-Merton model with the following assumptions:

Risk-free rate	1.77%
Projected future dividend yield	7.00%
Expected life of the warrants	2.5 years
Volatility	0.210

Based on these assumptions, the fair value of the dealer warrants granted during the year ended December 31, 2003 was insignificant.

Dividend Reinvestment Plan

Wells REIT’s board of directors authorized a dividend reinvestment plan (the “DRP”), pursuant to which common stockholders may elect to reinvest an amount equal to the dividends declared on their common shares into additional shares of Wells REIT’s common stock in lieu of receiving cash dividends. The shares may be purchased at a fixed price per share and participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of Wells REIT’s stock. With respect to such shares, Wells REIT currently pays selling commissions of 5%, acquisition and advisory fees and acquisition expenses of 3.5% of the DRP proceeds, except to the extent such proceeds are used to fund shares repurchased under Wells REIT’s share redemption program (see below for additional information). The board of directors, by majority vote, may amend or terminate the DRP for any reason upon 10 days’ notice to the participants of the DRP.

As a result of the return of invested capital special distribution paid to stockholders on June 14, 2005, the board of directors elected to reduce the offering price under the DRP from $9.55 per share to $8.00 per share effective for dividends declared for the second quarter 2005 and reinvested in June 2005. On November 15, 2005, the board of directors subsequently approved additional amendments to the DRP, which have resulted in (1) changing the offering price under the DRP from $8.00 per share to 95.5% of the then-current estimated share valuation, as determined by the board of directors, effective for dividends declared for the fourth quarter of 2005 and reinvested in December 2005, from time to time, or $8.31 per share, and (2) eliminating selling commissions and acquisition and advisory fees on shares sold under the DRP effective for dividends declared for the third quarter of 2006 and reinvested in September 2006.

Share Redemption Program

As Wells REIT’s stock is currently not listed on a national exchange, there is no market for Wells REIT’s stock. As a result, there is risk that a stockholder may not be able to sell Wells REIT’s stock at a time or price acceptable to the stockholder. During 2000, Wells REIT’s board of directors authorized a common stock redemption program for investors who held the shares for more than one year, subject to the limitations that (i) during any calendar year, Wells REIT may not redeem in excess of 3% of the weighted-average common shares outstanding during the prior calendar year, and (ii) in no event shall the aggregate amount of redemptions under the Wells REIT share redemption program exceed aggregate proceeds received from the sale of shares pursuant to the DRP. The one-year period may be waived by the board of directors in certain circumstances, including death or bankruptcy of the stockholder. Wells REIT redeems shares pursuant to the share redemption program at the amount contributed by the stockholder, including any commissions paid at issuance. The board of directors, by majority vote, may amend, suspend, or terminate Wells REIT’s share redemption program at any time upon 30 days’ notice.

On February 23, 2005, the board of directors approved amendments to the share redemption program, which have resulted in: (i) reducing the price at which shares will be redeemed by the amount of any net sales proceeds from the sale of Wells REIT’s properties previously distributed to stockholders (on a per share basis) effective beginning in March 2005; (ii) increasing the maximum number of shares that may be redeemed from 3.0% to 5.0% of the number of weighted-average shares outstanding during the prior calendar year effective for the year ended December 31, 2005; and (iii) decreasing the percentage of funds to be reserved in calendar year 2005 from 20% to 15% of the total pool of shares available for redemption for (a) redemptions upon the death of a stockholder, and (b) redemptions for certain stockholders to satisfy minimum distribution requirements as set forth under Sections 401(a)(9), 403(b)(10), 408(a)(6), 408(b)(3), and 408(A)(c)(5) of the Code (“Death and RMD redemptions”). On July 19, 2005, the board of directors reduced the percentage of the total pool of shares available for Death and RMD redemptions for the year ended December 31, 2005 from 15% to 12%.

8.	OPERATING LEASES

Virtually all of Wells REIT’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease term, options for early termination after paying a specified penalty, and other terms and conditions as negotiated. Wells REIT retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk is limited to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Wells REIT’s tenants are generally of “investment-grade” quality, and there are no significant concentrations of credit risk within any particular tenant or any industry. Wells REIT’s properties are located in 23 states and the District of Columbia. As of December 31, 2005, approximately 25.7% and 15.4% of Wells REIT’s total real estate assets are located in metropolitan Chicago and metropolitan Washington, D.C., respectively.

The future minimum rental income from Wells REIT’s investment in real estate assets under non-cancelable operating leases, excluding properties under development, as of December 31, 2005 is presented below (in thousands):

Years ending December 31:
2006	$410,408
2007	402,143
2008	384,108
2009	365,807
2010	326,547
Thereafter	845,125

Total	$2,734,138

9.	DISCONTINUED OPERATIONS

On April 13, 2005, Wells REIT, along with certain unconsolidated joint ventures (see Note 4), sold 27 properties from its existing portfolio (the “Portfolio Disposition”) for a gross sale price of $786.0 million, excluding closing costs and brokerage fees, to an unaffiliated third party, of which approximately $760.8 million is attributable to Wells REIT. These properties were originally purchased from various unaffiliated entities for an aggregate purchase price of approximately $609.7 million, of which approximately $587.1 million is attributable to Wells REIT. As a result of the Portfolio Disposition, Wells REIT recognized a gain of approximately $189.5 million, of which approximately $11.8 million is included in equity in income of unconsolidated joint ventures, and received net sales proceeds of approximately $756.8 million.

In accordance with SFAS 144, Wells REIT has classified the results of operations related to the 23 wholly owned properties included in the Portfolio Disposition, as well as the results of operations for the Eisenhower Boulevard Building which was sold in June 2004, as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2005, 2004, and 2003. The detail comprising income from discontinued operations, as presented in the accompanying statements of income, for the years ended December 31, 2005, 2004, and 2003 is presented below (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues:
Rental income	$16,989	$60,325	$49,420
Tenant reimbursements	2,612	8,290	9,223
Lease termination income	—	148	83

	19,601	68,763	58,726
Expenses:
Property operating costs	3,203	10,673	10,108
Asset and property management fees
Related-party	371	2,778	2,226
Other	135	479	477
Depreciation	1,936	12,690	17,460
Amortization	1,872	6,843	676
General and administrative expenses	203	783	908

	7,720	34,246	31,855

Real estate operating income	11,881	34,517	26,871

Other income (expense):
Interest expense	(1,281)	(4,523)	(4,160)
Interest and other income	1,758	4,523	3,886
Gain on sale	177,678	11,489	—

	178,155	11,489	(274)

Income from discontinued operations	$190,036	$46,006	$26,597

10.	SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Significant noncash investing and financing transactions for the years ended December 31, 2005, 2004, and 2003 (in thousands) are outlined below:

	2005	2004	2003
Acquisition and advisory fees applied to investments	$3,306	$3,370	$88,771

Accrued capital expenditures and deferred lease costs	$3,010	$11,429	$6,050

Assumption of investments in bonds and related obligations under capital leases in connection with property acquisitions	$—	$—	$10,000

Write-off of fully amortized deferred lease costs	$4,048	$422	$74

Disposition of investments in bonds and related obligations under capital leases in connection with sale of properties	$64,500	$—	$—

Assumption of notes payable in connection with property acquisitions	$—	$83,815	$390,364

Assumption of other liabilities in connection with property acquisitions	$—	$—	$38,688

Net fair market value adjustments to increase notes payable in connection with property acquisitions	$—	$8,739	$—

Acquisition and advisory fees due to affiliate	$1,157	$1,408	$19,185

Discounts reduced as result of redemptions of common stock	$3,389	$—	$—

Accrued redemptions of common stock	$—	$309	$—

Dividends payable	$—	$—	$13,562

Commissions on common stock payable to affiliate	$—	$113	$409

Discounts applied to issuance of common stock	$6,060	$4,603	$5,847

Other offering expenses due to affiliate	$—	$—	$13,325

Redeemable common stock	$167,015	$225,955	$—

Discounts reduced as result of shares repurchased upon settlement	$—	$625	$—

11.	RELATED-PARTY TRANSACTIONS

Due from Affiliate

Due from affiliates is primarily comprised of the following items due from Wells Management as of December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
Property insurance reimbursements	$155	$—
Property management fee overpayments	60	—

	$215	$—

Due to Affiliates

The detail of amounts due to affiliates is provided below as of December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
Asset advisory fees due to Wells Management	$1,572	$—
Acquisition and advisory fees due to Wells Capital	1,157	1,408
Administrative reimbursements due to Wells Capital and Wells Management	1,156	1,810
Other reimbursable non-salary operating expenses due to Wells Capital	282	55
Commissions and dealer-manager fees due to WIS	—	113

	$4,167	$3,386

2005 Asset Advisory Agreement

The 2005 Asset Advisory Agreement is an agreement between Wells REIT and Wells Management. Under the terms of the 2005 Asset Advisory Agreement, Wells REIT pays asset advisory fees to Wells Management for, among other things:

•	serving as Wells REIT’s investment and financial advisor;

•	managing the day-to-day operations of Wells REIT;

•	formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and

•	providing certain accounting, SEC compliance, and other administrative services for Wells REIT.

The fee for these services is payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties owned by Wells REIT plus its interest in properties held through joint ventures. This fee is reduced by (i) tenant reimbursed property management fees paid to Wells Management, and (ii) in the event that Wells Management retains an independent third-party property manager to manage one or more properties being managed by Wells Management as of January 1, 2005, the amount of property management fees paid to such third-party property managers. At the option of Wells Management, up to 10% of such monthly fee may be paid in shares of common stock of Wells REIT. These fees are recorded in the accompanying consolidated statements of income as asset and property management fees-related party. Wells REIT incurred $22.2 million for the year ended December 31, 2005, of which approximately $0.4 million is included in income from discontinued operations (see Note 9). Under the 2004 Asset/Property Management Agreement, Wells REIT incurred $23.1 million and $13.3 million in total asset and property management fees for the years ended December 31, 2004 and 2003, respectively, of which approximately $2.8 million and $2.2 million is included in income from discontinued operations.

Additionally, per the 2005 Asset Advisory Agreement, Wells Management earned the following disposition and incentive fees, which are similar in nature to previous agreements:

•	For any property sold by Wells REIT, a disposition fee of the lesser of 50% of a competitive real estate commission or 3.0% of the sales price of the property, subordinated to the payment of distributions to stockholders equal to the sum of the stockholders’ invested capital plus an 8% return on invested capital;

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return on invested capital; or

•	Listing fee of 10% of the excess by which the market value of the stock plus distributions paid prior to listing exceeds the sum of the stockholders’ invested capital plus an 8% return on invested capital.

Wells REIT incurred no disposition, incentive, or listing fees during the year ended December 31, 2005. However, on February 21, 2005, the board of directors of Wells REIT approved a subordinated disposition fee of

0.33% of the gross sale price of the properties sold (see Note 9) to be paid to Wells Management as a result of the closing of this transaction. Since the conditions (mentioned above) have not been met at this time, this fee was not paid at the closing of the property sale but will be paid only in the event and at the time that the conditions are met.

The 2005 Asset Advisory Agreement has a one-year term and automatically renews unless either side gives notice of its intent not to renew. In addition, either party may terminate the 2005 Asset Advisory Agreement upon 60 days’ written notice. On February 7, 2006, the board of directors agreed to extend the existing Asset Advisory Agreement with Wells Management on a temporary basis until April 30, 2006, with the stipulation that the asset management advisory fee payable to Wells Management be based, at least on a temporary basis, on the gross purchase price of Wells REIT’s properties, as opposed to being based on the net asset valuation performed on Wells REIT’s properties as of September 30, 2005. Once the final determination and agreement as to the fees payable under the Asset Advisory Agreement has been reached, any adjustment to fees payable would be made retroactive to January 1, 2006.

2005 Acquisition Advisory Agreement

The 2005 Acquisition Advisory Agreement is an agreement between Wells REIT and Wells Capital. Under the terms of the Acquisition Advisory Agreement, Wells REIT pays a fee to Wells Capital for services relating to, among other things, capital-raising functions; the investigation, selection, and acquisition of properties; and certain transfer agent and stockholder communication functions. The fee payable to Wells Capital under the Acquisition Advisory Agreement is 3.5% of aggregate gross proceeds raised from the sale of shares of Wells REIT, exclusive of proceeds received from the Wells REIT’s dividend reinvestment plan used to fund repurchases of shares of common stock pursuant to the Wells REIT’s share redemption program. Acquisition and advisory fees and acquisition expenses are shown below for the years presented (in thousands):

	Years Ended December 31,
	2005	2004	2003
Acquisition and advisory fees and reimbursement of acquisition expenses	$3,306	$6,759	$87,300

On November 15, 2005, the board of directors approved amendments to the dividend reinvestment plan to (1) change the share price for shares offered and sold pursuant to the dividend reinvestment plan from $8.00 per share to 95.5% of the then-current estimated share valuation determined by the board of directors from time to time effective for dividends declared and paid beginning in December 2005, and (2) eliminate selling commissions and acquisition and advisory fees paid on such sales beginning in September 2006.

2005 Property Management Agreement

The 2005 Property Management Agreement is an agreement between Wells REIT and Wells Management. The 2005 Property Management Agreement retained Wells Management to manage, coordinate the leasing of, and manage construction activities related to certain properties of Wells REIT. Any amounts paid under the 2005 Property Management Agreement for properties being managed by Wells Management on December 31, 2004 under the 2004 Asset/Property Management Agreement (the “Existing Portfolio Properties”) has the economic effect of reducing amounts payable for asset advisory services with respect to such properties under the 2005 Asset Advisory Agreement. Management and leasing fees payable to Wells Management for properties to be acquired in the future shall be specified in an amendment to the 2005 Property Management Agreement, which must be approved by Wells REIT’s board of directors and will be payable in addition to fees payable pursuant to the 2005 Asset Advisory Agreement. Wells REIT anticipates that fees for the management and leasing of properties other than Existing Portfolio Properties will be generally consistent with the descriptions set forth below:

•	For properties for which Wells Management provides property management services, Wells REIT pays Wells Management a market-based property management fee generally based on gross monthly income of the property.

•	For properties for which Wells Management provides leasing agent services, Wells REIT pays (i) a one-time initial lease-up fee in an amount not to exceed one-month’s rent for the initial rent-up of a newly constructed building; (ii) a market-based commission based on the net rent payable during the term of a new lease (not to exceed ten years); (iii) a market-based commission based on the net rent payable during the term of any renewal or extension of any tenant lease; and (iv) a market-based commission based on the net rent payable with respect to expansion space for the remaining portion of the initial lease term.

•	For properties for which Wells Management provides construction management services, Wells REIT pays (i) for planning and coordinating the construction of tenant-directed improvements, that portion of lease concessions for tenant-directed improvements as is specified in the lease or lease renewal, subject to a limit of 5% of such lease concessions; and (ii) for other construction management services, a construction management fee to be determined and agreed to in an appropriate contract amendment.

Wells REIT incurred property management fees of approximately $24,000 under this agreement for the year ended December 31, 2005, related to the 11695 Johns Creek Parkway (formerly known as Novartis) and Agilent Atlanta properties. Previously, these properties were hybrid properties, co-managed by Wells Management and an unrelated third party. During 2005, the board of directors approved Wells Management’s authority to take full responsibility for managing these properties, as well as receiving the fee which was paid previously to the third-party manager. There is no net increase in total management fees paid for these properties as a result of this change as compared to previous periods. Wells REIT incurred approximately $543,000 in construction management and leasing services under this agreement for the year ended December 31, 2005.

The 2005 Property Management Agreement has a one-year term and automatically renews unless either party gives notice of its intent not to renew. In addition, either party may terminate the 2005 Property Management Agreement upon 60 days’ written notice.

Under the 2005 Asset Advisory Agreement, the 2005 Acquisition Advisory Agreement and the 2005 Property Management Agreement, Wells REIT is required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who are directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for employee-related expenses may not exceed $8.2 million in the aggregate during any fiscal year. Wells REIT incurred approximately $8.7 million, $9.2 million, and $4.5 million in such reimbursements for the years ended December 31, 2005, 2004, and 2003, respectively, of which approximately $0.3 million, $0.7 million, and $0.8 million are included in income from discontinued operations for the same respective periods (See Note 9). Of the employee-related expense reimbursements mentioned above, approximately $0.9 million, $0.9 million, and $0.7 million, respectively, were reimbursed by tenants under the terms of their respective lease agreements. Additionally, Wells REIT incurred approximately $0.5 million, $0.4 million, and $0 in non-salary administrative reimbursement fees for the years ended December 31, 2005, 2004, and 2003, respectively. These reimbursements are included in general and administrative expenses in the accompanying consolidated statements of income.

Dealer-Manager Agreement

Wells REIT maintains a dealer-manager agreement with WIS, whereby WIS performs dealer-manager services for offerings of Wells REIT shares related to its dividend reinvestment plan. For these services, WIS earns selling commissions of 5% of gross offering proceeds raised pursuant to Wells REIT’s dividend reinvestment plan, the majority of which are reallowed to participating broker dealers. The amount of commissions incurred related to WIS is shown below for the periods presented (in thousands):

	Years Ended December 31,
	2005	2004	2003
Commissions	$7,817	$10,947	$177,600
Portion of commissions reallowed	In excess of 99%	In excess of 99%	In excess of 99%

On November 15, 2005, the board of directors approved amendments to the dividend reinvestment plan to eliminate selling commissions paid on such sales beginning in September 2006.

Assignment of Related-Party Agreements

On December 21, 2005, Wells Capital and Wells Management assigned rights to receive certain fees and reimbursements to Wells Advisory Services I, LLC (“WASI”), an entity affiliated with and controlled by Wells Management and Wells Capital. Accordingly, Wells REIT will make all future payments of acquisition and advisory fees, asset advisory fees, and administrative reimbursements to WASI.

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

Wells Capital, Wells Management, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, Wells REIT focuses on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF was to become unable to meet its obligations as they become due, Wells REIT might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an entity affiliated with Wells REIT through common management, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of December 31, 2005, we believe that WREF has adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership sponsored by Wells Capital and Mr. Wells, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners of Fund I; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal.

12.	INCOME TAX BASIS NET INCOME

Wells REIT’s income tax basis net income for the years ended December 31, 2005, 2004, and 2003 is calculated as follows (in thousands):

	2005	2004	2003
GAAP basis financial statement net income	$329,135	$209,722	$120,685
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	40,738	40,386	43,817
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(18,773)	(22,038)	(3,946)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	1,462	1,131	6,410
Expenses for financial reporting purposes, in excess of (less than) amounts for income tax purposes	20,260	273	(13,466)
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	(11,078)	(4,140)	—
Taxable income of Wells Washington Properties, Inc. in excess of amount for financial reporting purposes	3,546	5,336	11

Income tax basis net income, prior to dividends paid deduction	$365,290	$230,670	$153,511

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. Wells REIT’s distributions per common share are summarized as follows:

	2005	2004	2003
Ordinary income	19%	70%	70%
Capital gains	17%	3%	—
Return of capital	64%	27%	30%

	100%	100%	100%

At December 31, 2005, the tax basis carrying value of Wells REIT’s total assets was approximately $4.23 billion.

13.	QUARTERLY RESULTS (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004, in thousands, except per share data:

	2005
	First	Second	Third	Fourth
Revenues	$143,283	$145,606	$142,023	$142,485
Discontinued operations	$10,429	$179,252	$3	$352
Net income	$50,723	$216,152	$33,550	$28,710
Basic and diluted earnings per share	$0.11	$0.47	$0.07	$0.06
Dividends per share	$0.18	$0.15	$0.15	$0.13

	2004
	First	Second	Third	Fourth
Revenues	$134,983	$144,727	$136,417	$139,648
Discontinued operations	$9,002	$20,217	$8,497	$8,290
Net income	$52,624	$65,045	$44,066	$47,987
Basic and diluted earnings per share	$0.11	$0.14	$0.09	$0.11
Dividends per share	$0.18	$0.18	$0.18	$0.16

14.	SUBSEQUENT EVENTS

Acquisition of the 400 Bridgewater Building

On February 17, 2006, Wells REIT purchased an eight-story office building containing approximately 297,000 aggregate rentable square feet located on an approximate 10.2-acre tract of land at 400 Crossing Boulevard in Bridgewater, New Jersey (the “400 Bridgewater Building”). The purchase price of the 400 Bridgewater Building was approximately $93.0 million, plus closing costs. The 400 Bridgewater Building, which was completed in 2002, is leased to Aventis Inc. (approximately 53%), King Pharmaceuticals, Inc. (approximately 26%) and Infosys Technologies, Ltd (approximately 6%). Approximately 15% of the 400 Bridgewater Building is currently vacant.

Dividend Declaration

On March 3, 2006, the board of directors of Wells REIT declared dividends for the first quarter of 2006 in the amount of $0.1467 (14.67 cents) per share on our outstanding common stock to all stockholders of record of such shares as shown on the books at the close of business on March 15, 2006.

New Financing Obtained

On March 8, 2006, Wells REIT obtained a $25.0 million long-term, fixed-rate loan from Metropolitan Life Insurance Company (the “$25.0 Million Fixed-Rate Loan”). The $25.0 Million Fixed-Rate Loan is an addition to an existing $200.0 million long-term, fixed-rate loan previously extended by the same lender on April 20, 2004; as such, the aggregate amount now owed to this lender is $225.0 million. The $25.0 Million Fixed-Rate Loan matures on May 1, 2014, and requires payments of interest only each month at a rate of 5.70% per annum, with all principal and any unpaid interest due on the maturity date. During the 90-day period prior to the maturity date, Wells REIT can prepay the $25.0 Million Fixed-Rate Loan without incurring a prepayment penalty fee. Commencing on October 1, 2007, Wells REIT can prepay the $25.0 Million Fixed-Rate Loan with a prepayment penalty fee equal to the greater of an amount calculated to maintain the lender’s yield over the term of the loan or

1% of the outstanding principal balance. The Aon Center Chicago Building, an 83-story office building containing approximately 2.4 million aggregate rentable square feet, located at 200 East Randolph Drive in Chicago, Illinois, secures the aggregate $225.0 million of indebtedness to the lender.

On March 8, 2006, Wells REIT obtained a $125.0 million long-term, fixed-rate loan from Metropolitan Life Insurance Company (the “$125.0 Million Fixed-Rate Loan”). At closing, Wells REIT obtained the full principal amount of this loan. The $125.0 Million Fixed-Rate Loan matures on April 1, 2016, and requires payments of interest only each month at a rate of 5.50% per annum, with all principal and any unpaid interest due on the maturity date. During the 90-day period prior to the maturity date, Wells REIT can prepay the $125.0 Million Fixed-Rate Loan without incurring a prepayment penalty fee. Commencing on April 1, 2009, Wells REIT can prepay the $125.0 Million Fixed-Rate Loan with a prepayment penalty fee equal to the greater of an amount calculated to maintain the lender’s yield over the term of the loan or 1% of the outstanding principal balance. The Stone & Webster Building, the 1055 East Colorado Building, and the Windy Point I&II Buildings secure the $125.0 Million Fixed-Rate Loan. The Stone & Webster Building is a 6-story office building containing approximately 313,000 rentable square feet located at 1430 Enclave Parkway in Houston, Texas. The 1055 East Colorado Building is a 5-story office building containing approximately 174,000 rentable square feet located at 1055 East Colorado Boulevard in Pasadena, California. The Windy Point I & II Buildings are 7 and 11-story office buildings, respectively, containing approximately 187,000 and 300,000 rentable square feet, respectively, located at 1500 and 1600 McConnor Parkway in Schaumburg, Illinois.

Wells REIT used the funds obtained from the $25.0 Million Fixed-Rate Loan and the $125.0 Million Fixed-Rate Loan primarily to pay down draws under its existing lines of credit. The funds previously drawn from the existing lines of credit had been used to pay for redemptions of Wells REIT’s shares pursuant to the share redemption program, as well as for the purchase of the 400 Bridgewater Building (mentioned above).

WELLS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Thousands of dollars)

		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs and Reclassifications	Balance At End Of Period
December 31, 2005
Allowances deducted from assets to which they apply
Allowances for doubtful accounts	$1,093	$82	$—	$486	$689

December 31, 2004
Allowances deducted from assets to which they apply
Allowances for doubtful accounts	$444	$649	$—	$—	$1,093

December 31, 2003
Allowances deducted from assets to which they apply
Allowances for doubtful accounts	$0	$444	$—	$—	$444

Wells Real Estate Investment Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2005

(in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2005
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (g)
MATSUSHITA	Lake Forest, CA	100%	None	$4,577	$—	$4,577	$14,053	$4,768	$13,862	$18,630	$5,924	1999	3/15/1999	0 to 40 years
VIDEOJET TECHNOLOGY	Wood Dale, IL	100%	None	5,000	28,162	33,162	1,381	5,208	29,335	34,543	6,445	1991	9/10/1999	0 to 40 years
3900 DALLAS PARKWAY	Plano, TX	100%	None	1,456	20,377	21,833	908	1,517	21,224	22,741	4,455	1999	12/21/1999	0 to 40 years
RIVER CORPORATE CENTER	Tempe, AZ	100%	(c)	0	16,036	16,036	1,358	0	17,394	17,394	3,472	1998	3/29/2000	0 to 40 years
AVNET	Tempe, AZ	100%	(c)	0	13,272	13,272	551	0	13,823	13,823	2,625	2000	6/12/2000	0 to 40 years
DELPHI	Troy, MI	100%	None	2,160	16,776	18,936	1,811	2,250	18,497	20,747	4,033	2000	6/29/2000	0 to 40 years
MOTOROLA PLAINFIELD	South Plainfield, NJ	100%	None	9,653	20,495	30,148	5,857	10,055	25,950	36,005	6,876	2000	11/1/2000	0 to 40 years
STONE & WEBSTER	Houston, TX	100%	None	7,100	37,915	45,015	1,924	7,396	39,543	46,939	6,722	1994	12/21/2000	0 to 40 years
10900 WAYZATA	Minnetonka, MN	100%	None	7,700	45,154	52,854	6,374	8,021	51,207	59,228	8,537	2000	12/21/2000	0 to 40 years
STATE STREET (a)	Quincy, MA	100%	20,200	11,042	40,666	51,708	2,176	11,042	42,842	53,884	6,767	1990	7/30/2001	0 to 40 years
CONVERGYS	Tamarac, FL	100%	None	3,642	10,404	14,046	3	3,642	10,407	14,049	1,370	2001	12/21/2001	0 to 40 years
WINDY POINT I	Schaumburg, IL	100%	None	4,537	31,847	36,384	136	4,537	31,983	36,520	4,209	1999	12/31/2001	0 to 40 years
WINDY POINT II	Schaumburg, IL	100%	None	3,746	55,026	58,772	0	3,746	55,026	58,772	7,244	2001	12/31/2001	0 to 40 years
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None	1,767	20,533	22,300	1,980	2,203	22,077	24,280	2,915	1999	1/11/2002	0 to 40 years
11695 JOHNS CREEK PARKWAY	Duluth, GA	100%	None	2,080	13,572	15,652	(433)	2,080	13,139	15,219	1,647	2001	3/28/2002	0 to 40 years
AGILENT ATLANTA	Alpharetta, GA	100%	None	1,561	14,207	15,768	0	1,561	14,207	15,768	1,684	2001	4/18/2002	0 to 40 years
BELLSOUTH FT. LAUDERDALE	Ft. Lauderdale, FL	100%	(c)	0	7,172	7,172	0	0	7,172	7,172	851	2001	4/18/2002	0 to 40 years
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	3,393	3,642	32,890	36,532	4,541	2002	5/3/2002	0 to 40 years
TRW DENVER	Aurora, CO	100%	None	1,397	20,568	21,965	14,135	1,397	34,703	36,100	5,582	1997	5/29/2002	0 to 40 years
MFS PHOENIX	Phoenix, AZ	100%	None	2,602	24,333	26,935	46	2,602	24,379	26,981	2,729	2001	6/4/2002	0 to 40 years
BMG DIRECT GREENVILLE	Duncan, SC	100%	None	1,002	15,709	16,711	9	1,002	15,718	16,720	1,710	1987	7/31/2002	0 to 40 years
BMG MUSIC GREENVILLE	Duncan, SC	100%	None	663	10,914	11,577	0	663	10,914	11,577	1,178	1987	7/31/2002	0 to 40 years
NOKIA DALLAS I	Irving, TX	100%	None	3,157	38,447	41,604	4	3,157	38,451	41,608	4,059	1999	8/15/2002	0 to 40 years
NOKIA DALLAS II	Irving, TX	100%	None	3,157	38,447	41,604	4	3,157	38,451	41,608	4,059	1999	8/15/2002	0 to 40 years
NOKIA DALLAS III	Irving, TX	100%	None	3,157	38,447	41,604	4	3,157	38,451	41,608	4,059	1999	8/15/2002	0 to 40 years
HARCOURT AUSTIN (a)	Austin, TX	100%	16,500	6,098	34,492	40,590	0	6,098	34,492	40,590	3,641	2001	8/15/2002	0 to 40 years
AMERICREDIT PHOENIX	Chandler, AZ	100%	None	2,632	0	2,632	22,437	2,779	22,290	25,069	2,494	2003	9/12/2002	0 to 40 years
IRS LONG ISLAND (b)	Holtsville, NY	100%	None	4,375	48,213	52,588	(17,446)	4,376	30,766	35,142	5,443	2000	9/16/2002	0 to 40 years
KEYBANK PARSIPPANY (a)	Parsippany, NJ	100%	42,700	9,054	96,722	105,776	21	9,054	96,743	105,797	9,902	1985	9/27/2002	0 to 40 years
FEDEX COLORADO SPRINGS	Colorado Springs, CO	100%	None	2,185	24,964	27,149	5	2,185	24,969	27,154	2,554	2001	9/27/2002	0 to 40 years
INTUIT DALLAS	Plano, TX	100%	None	3,153	24,602	27,755	4	3,153	24,606	27,759	2,517	2001	9/27/2002	0 to 40 years
NASA (a)	Washington, DC	100%	105,800	52,711	202,702	255,413	2,294	52,711	204,996	257,707	19,471	1991	11/22/2002	0 to 40 years
OCC (a)	Washington, DC	100%	57,800	29,765	104,815	134,580	1,277	30,562	105,295	135,857	10,052	1991	11/22/2002	0 to 40 years
CATERPILLAR NASHVILLE (a)	Nashville, TN	100%	26,800	4,908	59,010	63,918	2,430	5,101	61,247	66,348	5,837	2000	11/26/2002	0 to 40 years
NESTLE LOS ANGELES	Glendale, CA	100%	None	23,605	136,284	159,889	301	23,608	136,582	160,190	12,670	1990	12/20/2002	0 to 40 years

Wells Real Estate Investment Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2005

(in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2005
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (g)
EASTPOINT INDIANAPOLIS	Mayfield Heights, OH	100%	None	2,720	20,263	22,983	1,900	2,720	22,163	24,883	2,333	2000	1/9/2003	0 to 40 years
150 WEST JEFFERSON	Detroit, MI	100%	None	9,759	88,364	98,123	3,442	9,759	91,806	101,565	8,361	1989	3/31/2003	0 to 40 years
CITICORP ENGLEWOOD CLIFFS, NJ (a)	Englewood Cliffs, NJ	100%	29,300	10,424	61,319	71,743	2,046	10,803	62,986	73,789	5,003	1953	4/30/2003	0 to 40 years
US BANCORP MINNEAPOLIS	Minneapolis, MN	100%	105,000	11,138	175,628	186,766	884	11,138	176,512	187,650	13,631	2000	5/1/2003	0 to 40 years
AON CENTER CHICAGO	Chicago, IL	100%	200,000	23,267	472,489	495,756	38,091	23,966	509,881	533,847	39,502	1972	5/9/2003	0 to 40 years
AUBURN HILLS CORPORATE CENTER	Auburn Hills, MI	100%	None	1,978	16,570	18,548	1,496	1,978	18,066	20,044	1,341	2001	5/9/2003	0 to 40 years
IBM RESTON I	Reston, VA	100%	None	2,711	17,890	20,601	594	2,711	18,484	21,195	2,016	1985	6/27/2003	0 to 40 years
TELLABS RESTON	Reston, VA	100%	None	1,218	8,038	9,256	328	1,218	8,366	9,584	1,285	1984	6/27/2003	0 to 40 years
LOCKHEED MARTIN ROCKVILLE I	Rockville, MD	100%	None	3,019	21,984	25,003	(394)	3,019	21,590	24,609	3,282	1985	7/30/2003	0 to 40 years
LOCKHEED MARTIN ROCKVILLE II	Rockville, MD	100%	None	3,019	21,984	25,003	(380)	3,019	21,604	24,623	3,283	1985	7/30/2003	0 to 40 years
CINGULAR ATLANTA	Atlanta, GA	100%	None	6,662	69,031	75,693	282	6,662	69,313	75,975	12,275	2000	8/1/2003	0 to 40 years
AVENTIS NORTHERN NEW JERSEY (a)	Bridgewater, NJ	100%	40,200	8,182	84,160	92,342	1,773	8,328	85,787	94,115	11,076	2002	8/14/2003	0 to 40 years
APPLERA PASADENA	Pasadena, CA	100%	None	6,495	30,265	36,760	1,457	6,495	31,722	38,217	5,464	2001	8/22/2003	0 to 40 years
CONTINENTAL CASUALTY ORANGE COUNTY (a)	Brea, CA	100%	10,700	7,110	15,600	22,710	432	7,110	16,032	23,142	1,981	2003	8/29/2003	0 to 40 years
COPPER RIDGE CENTER	Lyndhurst, NJ	100%	None	6,974	38,714	45,688	250	6,974	38,964	45,938	7,066	1986	9/5/2003	0 to 40 years
1901 MAIN STREET IRVINE	Irvine, CA	100%	None	6,246	36,455	42,701	(688)	6,246	35,767	42,013	5,074	2001	9/17/2003	0 to 40 years
IBM RHIEN PORTLAND	Beaverton, OR	100%	None	1,015	6,425	7,440	(0)	1,015	6,425	7,440	765	1988	10/9/2003	0 to 40 years
IBM DESCHUTES PORTLAND	Beaverton, OR	100%	None	1,072	6,361	7,433	0	1,072	6,361	7,433	908	1989	10/9/2003	0 to 40 years
IBM WILLIAMETTE PORTLAND	Beaverton, OR	100%	None	1,085	6,211	7,296	(0)	1,085	6,211	7,296	1,094	1990	10/9/2003	0 to 40 years
1345 BURLINGTON DRIVE PORTLAND	Beaverton, OR	100%	None	1,546	7,630	9,176	2,238	1,546	9,868	11,414	812	1999	10/9/2003	0 to 40 years
15757 JAY STREET PORTLAND	Beaverton, OR	100%	None	499	427	926	(0)	499	427	926	26	1979	10/9/2003	0 to 40 years
IBM PORTLAND LAND PARCELS	Beaverton, OR	100%	None	5,522	0	5,522	(2,287)	3,235	0	3,235	0	N/A	10/9/2003	0 to 40 years
LEO BURNETT CHICAGO (d)	Chicago, Il	95%	120,000	54,949	218,757	273,706	28,802	55,116	247,392	302,508	27,209	1989	11/6/2003	0 to 40 years
400 VIRGINIA AVENUE	Washington, DC	100%	None	22,146	49,739	71,885	1,788	22,146	51,527	73,673	5,930	1985	11/19/2003	0 to 40 years
4250 N FAIRFAX ARLINGTON	Arlington, VA	100%	45,000	13,636	70,918	84,554	4,401	13,636	75,319	88,955	5,393	1998	11/19/2003	0 to 40 years
1225 EYE STREET (e)	Washington, DC	50%	47,607	21,959	47,601	69,560	3,287	21,959	50,888	72,847	5,200	1985	11/19/2003	0 to 40 years
US PARK SERVICE (f)	Washington, DC	50%	67,560	31,985	63,140	95,125	7,224	31,985	70,364	102,349	6,160	2001	11/19/2003	0 to 40 years
EASTPOINT CORPORATE CENTER	Issaquah, WA	100%	None	4,351	25,899	30,250	41	4,351	25,940	30,291	8,070	2001	12/10/2003	0 to 40 years
1901 MARKET STREET PHILADELPHIA	Philadelphia, PA	100%	None	13,584	166,682	180,266	138	20,829	159,575	180,404	10,118	1990	12/18/2003	0 to 40 years
60 BROAD STREET NEW YORK	New York, NY	100%	None	32,522	168,986	201,508	6,645	60,708	147,445	208,153	15,916	1962	12/31/2003	0 to 40 years
1414 MASSACHUSSETS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	1,758	4,365	37,424	41,789	2,840	1873	1/8/2004	0 to 40 years
FRANK RUSSELL	Tacoma, WA	100%	None	2,600	42,683	45,283	2,346	2,706	44,923	47,629	3,082	1988	1/9/2004	0 to 40 years
ONE BRATTLE SQUARE	Cambridge, MA	100%	28,827	6,974	64,939	71,913	1,809	7,113	66,609	73,722	11,245	1991	2/26/2004	0 to 40 years
MERCK NEW JERSEY	Lebanon, NJ	100%	21,100	3,934	0	3,934	17,028	3,934	17,028	20,962	346	2004	3/16/2004	0 to 40 years
1075 WEST ENTRANCE	Auburn Hills, MI	100%	16,108	5,200	22,957	28,157	38	5,207	22,988	28,195	1,360	2001	7/7/2004	0 to 40 years

Wells Real Estate Investment Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2005

(in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2005
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (g)
CITIGROUP FORT MILL	Fort Mill, SC	100%	None	2,994	0	2,994	21,184	3,117	21,061	24,178	165	2004	10/28/2004	0 to 40 years
3100 CLARENDON BOULEVARD	Arlington, VA	100%	35,110	11,700	69,705	81,405	242	11,734	69,913	81,647	4,807	1986	12/9/2004	0 to 40 years
SHADY GROVE V	Rockville, MD	100%	None	3,730	16,608	20,338	126	3,730	16,734	20,464	1,012	1982	12/29/2004	0 to 40 years

Total—100% REIT Properties				$581,419	$3,610,023	$4,191,442	$215,318	$619,664	$3,787,096	$4,406,760	$413,705

1315 WEST CENTURY DRIVE	Louisville, CO	4%	None	$2,614	$7,762	$10,376	$529	$2,747	$8,158	$10,905	$2,364	1998	2/13/1998	0 to 40 years
360 INTERLOCKEN	Broomfield, CO	4%	None	1,570	6,734	8,304	1,210	1,650	7,864	9,514	2,165	1996	3/20/1998	0 to 40 years
AVAYA	Oklahoma City, OK	4%	None	1,003	4,386	5,389	242	1,051	4,580	5,631	1,268	1998	6/24/1998	0 to 40 years
IOMEGA	Ogden, UT	4%	None	597	4,675	5,272	876	642	5,506	6,148	1,495	1998	7/1/1998	0 to 40 years
47320 KATO ROAD	Fremont, CA	78%	None	2,130	6,853	8,983	374	2,219	7,138	9,357	1,952	1998	7/21/1998	0 to 40 years
111 SOUTH CHASE BOULEVARD	Fountain Inn, SC	57%	None	330	4,792	5,122	228	344	5,006	5,350	1,211	1998	5/18/1999	0 to 40 years
20/20	Leawood, KS	57%	None	1,696	7,851	9,547	414	1,767	8,194	9,961	1,917	1998	7/2/1999	0 to 40 years
SIEMENS	Troy, MI	55%	None	2,144	9,984	12,128	2,760	2,233	12,655	14,888	3,244	2000	5/10/2000	0 to 40 years
COMDATA	Brentwood, TN	55%	None	4,300	20,702	25,002	1,248	4,479	21,771	26,250	3,505	1986	5/15/2001	0 to 40 years
ADIC	Parker, CO	72%	None	1,954	11,216	13,170	541	2,048	11,663	13,711	1,624	2001	12/21/2001	0 to 40 years
AIU—CHICAGO	Hoffman Estate, IL	72%	None	600	22,682	23,282	1,363	624	24,021	24,645	3,499	1999	9/19/2003	0 to 40 years

Total—JV Properties				$18,938	$107,637	$126,575	$9,785	$19,804	$116,556	$136,360	$24,244
Total—All Properties				$600,357	$3,717,660	$4,318,017	$225,103	$639,468	$3,903,652	$4,543,120	$437,949

(a)	These properties collateralize the $350.0 million secured pooled debt facility with Morgan Stanley that accrues interest at 4.84% and matures in June 2014.
(b)	Wells REIT determined that the carrying value of the IRS Long Island Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $16.1 million. For further information, see Note 3 to the accompanying consolidated financial statements.
(c)	Property is owned subject to a long-term ground lease.
(d)	Wells REIT acquired an approximate 95% interest in the Leo Burnett Chicago Building through two joint ventures. As the general partner, Wells REIT is deemed to have control of the partnerships and, as such, consolidates the joint ventures.
(e)	Wells REIT purchased all of the membership interest in 1225 Equity, LLC, which own a 49.5% membership interest in 1225 Eye Street, N.W. Associates, which owns the 1225 Eye Street Building. As a result of its ownership of 1225 Equity, LLC, Wells owns an approximate 49.5% in the 1225 Eye Street Building. As the controlling member, Wells REIT is deemed to have control of the entities and, as such, consolidates the joint ventures.
(f)	Wells REIT purchased all of the membership interest in 1201 Equity, LLC, which own a 49.5% membership interest in 1201 Eye Street, N.W. Associates, which owns the US Park Service Building. As a result of its ownership of 1201 Equity, LLC, Wells owns an approximate 49.5% in the US Park Service Building. As the controlling member, Wells REIT is deemed to have control of the entities and, as such, consolidates the joint ventures.
(g)	Wells REIT assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, and Lease Intangibles are are amortized over the lease term. Generally, Building Improvements are depreciated over 5 - 25 years, Land Improvements are depreciated over 20 - 25 years, and Buildings are depreciated over 40 years.

Wells Real Estate Investment Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2005

(dollars in thousands)

	Cost	Accumulated Depreciation and Amortization
Balance at December 31, 2002	$2,265,514	$83,075

2003 Additions	2,500,389	125,778
2003 Dispositions	(6,852)	(915)

Balance at December 31, 2003	$4,759,051	$207,938

2004 Additions	417,556	157,074
2004 Dispositions	(39,851)	(6,831)

Balance at December 31, 2004	$5,136,756	$358,181

2005 Additions	39,660	144,139
2005 Dispositions	(633,296)	(64,371)

Balance at December 31, 2005	$4,543,120	$437,949