Form 10-Q
period 2006-03-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2006-05-11
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

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

(Zip Code)

(770) 449-7800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated filer  ☐                    Accelerated filer  ☐                    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of April 30, 2006: 461,106,231 shares

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of income, stockholders’ equity, and cash flows reflects all adjustments, that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2005. Wells REIT’s results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) March 31, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$629,850	$619,450
Buildings and improvements, less accumulated depreciation of $332,411 and $309,134 as of March 31, 2006 and December 31, 2005, respectively	3,150,666	3,115,028
Intangible lease assets, less accumulated amortization of $117,202 and $104,299 as of March 31, 2006 and December 31, 2005, respectively	241,412	235,410
Construction in progress	20,547	20,734
Assets held for sale, net	2,421	2,433

Total real estate assets	4,044,896	3,993,055

Investments in unconsolidated joint ventures	58,216	58,817
Cash and cash equivalents	46,054	48,973
Tenant receivables, net of allowance for doubtful accounts of $461 and $689 as of March 31, 2006 and December 31, 2005, respectively	99,491	98,259
Due from affiliate	162	215
Due from unconsolidated joint ventures	1,239	931
Prepaid expenses and other assets	20,494	22,124
Deferred financing costs, less accumulated amortization of $5,555 and $5,099 as of March 31, 2006 and December 31, 2005, respectively	10,165	10,233
Deferred lease costs, less accumulated amortization of $58,336 and $51,857 as of March 31, 2006 and December 31, 2005, respectively	170,269	165,958
Deferred project costs	1,327	—

Total assets	$4,452,313	$4,398,565

Liabilities:
Lines of credit and notes payable	$1,191,572	$1,036,312
Accounts payable, accrued expenses, and accrued capital expenditures	58,811	68,057
Due to affiliates	3,729	4,167
Deferred income	27,257	22,301
Intangible lease liabilities, less accumulated amortization of $36,450 and $34,431 as of March 31, 2006 and December 31, 2005, respectively	103,421	106,158

Total liabilities	1,384,790	1,236,995

Commitments and Contingencies	—	—

Minority Interest	5,571	5,408

Redeemable Common Stock	109,523	167,015

Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 462,599,130 shares issued and outstanding at March 31, 2006; and 469,423,177 shares issued and outstanding at December 31, 2005	4,626	4,694
Additional paid-in capital	3,333,948	3,391,998
Cumulative distributions in excess of earnings	(276,622)	(240,530)
Redeemable common stock	(109,523)	(167,015)

Total stockholders’ equity	2,952,429	2,989,147

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,452,313	$4,398,565

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended March 31,
	2006	2005
Revenues:
Rental income	$110,902	$110,522
Tenant reimbursements	31,830	31,854
Lease termination income	16	838

	142,748	143,214
Expenses:
Property operating costs	47,505	44,881
Asset and property management fees:
Related party	5,333	5,729
Other	1,411	1,455
Lease termination expense	2	44
Depreciation	23,277	22,017
Amortization	17,314	16,078
General and administrative	3,412	3,805

	98,254	94,009

Real estate operating income	44,494	49,205

Other income (expense):
Interest expense	(14,205)	(10,672)
Interest and other income	511	460
Equity in income of unconsolidated joint ventures	581	1,395

	(13,113)	(8,817)

Income from continuing operations before minority interest	31,381	40,388

Minority interest in earnings of consolidated entities	(163)	(143)

Income from continuing operations	31,218	40,245

Discontinued operations:
Operating income	129	10,474
Gain on sale	—	4

Income from discontinued operations	129	10,478

Net income	$31,347	$50,723

Net income per share - basic and diluted:
Net income from continuing operations - basic and diluted	$0.07	$0.09
Net income from discontinued operations - basic and diluted	$0.00	$0.02

Net income per common share - basic and diluted	$0.07	$0.11

Weighted-average shares outstanding - basic and diluted	463,990,336	473,855,757

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Cumulative Distributions in Excess	Redeemable Common	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	of Earnings	Stock	Income	Equity
Balance, December 31, 2004	473,486	$4,735	$4,203,918	$(283,184)	$(225,955)	$86	$3,699,600
Issuance of common stock	18,834	188	165,331	—	—	—	165,519
Redemptions of common stock	(22,897)	(229)	(217,866)	—	—	—	(218,095)
Redeemable common stock	—	—	—	—	58,940		58,940
Special distribution ($1.62 per share)	—	—	(748,526)	—	—	—	(748,526)
Dividends ($0.61 per share)	—	—	—	(286,481)	—	—	(286,481)
Commissions and discounts on stock sales	—	—	(10,488)	—	—	—	(10,488)
Other offering costs	—	—	(371)	—	—	—	(371)
Components of comprehensive income:
Net income	—	—	—	329,135	—	—	329,135
Change in value of interest rate swap	—	—	—	—	—	(86)	(86)

Comprehensive income							329,049

Balance, December 31, 2005	469,423	4,694	3,391,998	(240,530)	(167,015)	—	2,989,147
Issuance of common stock	4,564	46	38,204	—	—	—	38,250
Redemptions of common stock	(11,388)	(114)	(95,321)	—	—	—	(95,435)
Redeemable common stock	—	—	—	—	57,492	—	57,492
Dividends ($0.15 per share)	—	—	—	(67,439)	—	—	(67,439)
Commissions and discounts on stock sales	—	—	(909)	—	—	—	(909)
Other offering costs	—	—	(24)	—	—	—	(24)
Net income	—	—	—	31,347	—	—	31,347

Balance, March 31, 2006	462,599	$4,626	$3,333,948	$(276,622)	$(109,523)	$—	$2,952,429

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three months ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$31,347	$50,723
Operating distributions received from unconsolidated joint ventures	931	1,890
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(581)	(1,395)
Minority interest in earnings of consolidated subsidiaries	163	143
Depreciation	23,289	23,972
Amortization of deferred financing costs and fair market value adjustments on notes payable	608	587
Other amortization	16,661	17,480
Lease termination expense	2	44
Changes in assets and liabilities:
(Increase) decrease in tenant receivables, net	(1,234)	4,134
Decrease in due from affiliate	53	—
Decrease (increase) in prepaid expenses and other assets	1,724	(9,332)
Decrease in accounts payable, accrued expenses, and accrued capital expenditures	(7,409)	(19,896)
(Decrease) increase in due to affiliates	(609)	912
Increase (decrease) in deferred income	4,956	(6,365)

Net cash provided by operating activities	69,901	62,897
Cash Flows from Investing Activities:
Investment in real estate	(97,735)	(7,303)
Net sale proceeds received from unconsolidated joint ventures	—	431
Investments in unconsolidated joint ventures	(57)	(36)
Acquisition and advisory fees paid	(1,157)	(1,408)
Deferred lease costs paid	(3,151)	(801)

Net cash used in investing activities	(102,100)	(9,117)

Cash Flows from Financing Activities:
Deferred financing costs paid	(388)	(100)
Proceeds from lines of credit and notes payable	329,000	130,480
Repayments of lines of credit and notes payable	(173,892)	(10,281)
Issuance of common stock	37,924	45,454
Redemptions of common stock	(94,052)	(128,465)
Dividends paid to stockholders	(67,439)	(82,955)
Commissions on stock sales	(1,849)	(2,326)
Other offering costs paid	(24)	(32)

Net cash provided by (used in) financing activities	29,280	(48,225)

Net (decrease) increase in cash and cash equivalents	(2,919)	5,555
Cash and cash equivalents, beginning of period	48,973	40,412

Cash and cash equivalents, end of period	$46,054	$45,967

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(unaudited)

1. Organization

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, newly constructed, or have operating histories. Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership. Wells REIT is the sole general partner and possesses full legal control and authority over the operations of Wells OP. Wells Capital, Inc. (“Wells Capital”) is the sole limited partner of Wells OP. Wells OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by Wells Capital, and through certain joint ventures with parties not affiliated with Wells REIT or Wells Capital. References to Wells REIT herein shall include all subsidiaries of Wells REIT, including consolidated joint ventures, Wells OP and Wells OP’s subsidiaries. See Note 7 for additional information related to Wells Capital.

As of March 31, 2006, Wells REIT owned interests in 84 properties, either directly or through joint ventures, comprising approximately 21.0 million square feet of commercial office and industrial space located in 23 states and the District of Columbia. As of March 31, 2006, these properties were approximately 95% leased.

Since its inception, Wells REIT has completed four public offerings of common stock at $10 per share. Combined with the dividend reinvestment program, such offerings have provided approximately $5.1 billion in total net offering proceeds. From these proceeds, Wells REIT has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and acquisition expenses, (2) approximately $475.3 million in commissions on stock sales and related dealer-manager fees, and (3) approximately $62.7 million in organization and other offering costs. In addition, Wells REIT used approximately $434.1 million to redeem shares pursuant to its share redemption program and to repurchase shares resulting from a legal settlement. The remaining offering proceeds of approximately $4.0 billion were primarily used to fund the purchase of real estate assets. Wells REIT’s fourth public offering closed on July 25, 2004, and Wells REIT does not currently anticipate offering additional shares to the public. In addition, on June 14, 2005, Wells REIT distributed approximately $748.5 million of net sales proceeds to stockholders as a return of invested capital.

Wells REIT registered an additional 100 million shares of common stock with the Securities and Exchange Commission (the “SEC”) for issuances pursuant to its dividend reinvestment plan under a Registration Statement filed on Form S-3 (Commission File No. 333-114212), which became effective on April 5, 2004.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full-year’s results. Wells REIT’s consolidated financial statements include the accounts of Wells REIT, Wells OP, and a certain entities in which Wells REIT or Wells OP has a controlling financial interest. For further information, refer to the financial statements and footnotes included in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue Recognition

All leases on real estate assets held by Wells REIT are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination income is recognized once the tenant has lost the right to lease the space and Wells REIT has satisfied all obligations under the related lease or lease termination agreement.

In conjunction with the property acquisition made during the first quarter 2006 (Note 3), Wells REIT entered into a master lease agreement with the seller under which the seller is obligated to pay rent pertaining to certain spaces with near-term rent abatements. This master lease was established in order to mitigate the potential negative effects of lost rental income and expense reimbursements related to these spaces at the time of acquisition. Wells REIT records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. Wells REIT did not receive any master lease proceeds during the three months ended March 31, 2006 or 2005. However, as of March 31, 2006 and December 31, 2005, approximately $1.0 million and $0, respectively, of master lease proceeds were held in escrow accounts that are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Income Taxes

Wells REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Wells REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income. As a REIT, Wells REIT generally is not subject to income tax on income it distributes to stockholders. Wells REIT is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123-R”), which replaces SFAS 123, and supersedes APB 25. SFAS 123-R applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services. SFAS 123-R requires Wells REIT to recognize expense for all stock options awarded over the respective vesting periods based on their fair values. SFAS 123-R became effective as of January 1, 2006. To date, the options granted by Wells REIT have not had material values. The adoption of this statement has not had a material effect on Wells REIT’s financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for fiscal years beginning after December 15, 2005, however, does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this statement has not had a material effect on Wells REIT’s financial statements.

In July 2005, the FASB issued a Staff Position related to Statement of Position (“SOP”) 78-9-1: Interaction of American Institute of Certified Public Accountants SOP 78-9 and Emerging Issues Task Force (“EITF”) Issue No. 04-5 (“FSP”). The EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, concluding that a general partner is presumed to control a limited partnership and should, therefore, consolidate the limited partnership unless the limited partners possess substantive “kick-out” rights or substantive “participating rights.” This FSP eliminates the concept of “important rights” provided in SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights,” as defined in EITF Issue 04-5. For all new partnerships formed and existing partnerships for which the partnership agreements are modified, this FSP and EITF Issue 04-5 became effective as of June 30, 2005. For all other partnerships, this guidance became effective as of January 1, 2006. The adoption of this FSP has not had a material effect on Wells REIT’s financial statements.

3. Real Estate Acquisition

On February 17, 2006, Wells REIT purchased an eight-story office building containing approximately 297,000 aggregate rentable square feet located on an approximate 10.2-acre tract of land at 400 Crossing Boulevard in Bridgewater, New Jersey (the “400 Bridgewater Building”). Wells REIT purchased the 400 Bridgewater Building for approximately $93.0 million, exclusive of closing costs. The 400 Bridgewater Building is currently leased to Aventis Inc. (approximately 53%), King Pharmaceuticals, Inc. (approximately 26%), and Infosys Technologies, Ltd (approximately 6%). Approximately 15% of the 400 Bridgewater Building is currently vacant.

4. Real Estate Disposition

IRS Daycare Building Disposition

On March 22, 2006, Wells REIT entered into a contract to sell the IRS Daycare Building for a gross sales price of approximately $3.8 million, exclusive of closing costs, to an unaffiliated third party. Upon the closing of this transaction on April 11, 2006, Wells REIT recognized a gain of approximately $1.2 million, which may be subject to change as additional information becomes available in subsequent periods.

Assets Held for Sale

In accordance with FAS 144, the assets related to the IRS Daycare Building are classified as assets held for sale in the accompanying consolidated balance sheets, respectively, for all periods presented. The details comprising assets held for sale, as presented in the accompanying consolidated balance sheets, are provided below (in thousands):

	March 31, 2006	December 31, 2005
Assets held for sale:
Land	$214	$214
Building and improvements, net	2,207	2,219

Total assets held for sale	$2,421	$2,433

Discontinued Operations

In accordance with FAS 144, the results of operations for the IRS Daycare Building, and the 23 wholly owned properties that were sold in April 2005, are classified as discontinued operations in the accompanying consolidated statements of income. The details comprising income from discontinued operations, as presented in the accompanying consolidated statements of income, are provided below (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues:
Rental income	$110	$15,094
Tenant reimbursements	6	2,231

	116	17,325
Expenses:
Property operating costs	(25)	2,640
Asset and property management fees:
Related party	—	320
Other	2	136
Depreciation	12	1,955
Amortization	—	1,648
General and administrative expenses	(2)	152

	(13)	6,851

Real estate operating income	129	10,474

Other income (expense):
Interest expense	—	(1,131)
Interest and other income	—	1,131
Gain on sale	—	4

	—	4

Income from discontinued operations	$129	$10,478

5. Lines of Credit and Notes Payable

As of March 31, 2006 and December 31, 2005, Wells REIT had lines of credit and notes payable outstanding as follows (in thousands):

	March 31, 2006	December 31, 2005
Secured Pooled Facility	$350,000	$350,000
Aon Center Chicago Mortgage Notes	225,000	200,000
$125.0 Million Fixed-Rate Loan	125,000	—
Leo Burnett Building Mortgage Note	120,000	120,000
WDC Mortgage Note	115,167	115,167
$105.0 Million Fixed-Rate Loan	105,000	105,000
$45.0 Million Fixed-Rate Loan	45,000	45,000
3100 Clarendon Boulevard Building Mortgage Note	34,958	35,110
One Brattle Square Building Mortgage Note	28,487	28,827
$85.0 Million Secured Line of Credit	27,000	—
1075 West Entrance Building Mortgage Note	15,960	16,108
Merck Construction Loan	—	21,100

	$1,191,572	$1,036,312

During the three months ended March 31, 2006, Wells REIT had the following activity with respect to its lines of credit and notes payable:

On March 8, 2006, Wells REIT obtained a $125.0 million long-term, fixed-rate loan from Metropolitan Life Insurance Company (the “$125.0 Million Fixed-Rate Loan”). At closing, Wells REIT obtained the full principal amount of this loan. The $125.0 Million Fixed-Rate Loan matures on April 1, 2016, and requires payments of interest only each month at a rate of 5.50% per annum, with all principal and any unpaid interest due on the maturity date. During the 90-day period prior to the maturity date, Wells REIT can prepay the $125.0 Million Fixed-Rate Loan without incurring a prepayment penalty fee. Commencing on April 1, 2009, Wells REIT can prepay the $125.0 Million Fixed-Rate Loan with a prepayment penalty fee equal to the greater of an amount calculated to maintain the lender’s yield over the term of the loan or 1% of the outstanding principal balance. The $125.0 Million Fixed-Rate Loan is secured by mortgages against the Stone & Webster Building, the 1055 East Colorado Building, and the Windy Point I & II Buildings. The Stone & Webster Building is a 6-story office building containing approximately 313,000 rentable square feet located at 1430 Enclave Parkway in Houston, Texas. The 1055 East Colorado Building is a 5-story office building containing approximately 174,000 rentable square feet located at 1055 East Colorado Boulevard in Pasadena, California. The Windy Point I & II Buildings are 7- and 11-story office buildings, respectively, containing approximately 187,000 and 300,000 rentable square feet, respectively, located on McConnor Parkway in Schaumburg, Illinois.

On March 8, 2006, Wells REIT obtained a $25.0 million long-term, fixed-rate loan from Metropolitan Life Insurance Company (the “$25.0 Million Fixed-Rate Loan”). The $25.0 Million Fixed-Rate Loan is an addition to an existing $200.0 million long-term, fixed-rate loan previously extended by the same lender on April 20, 2004; as such, the aggregate amount now owed to this lender on these debt facilities is $225.0 million. The $25.0 Million Fixed-Rate Loan matures on May 1, 2014, and requires payments of interest only each month at a rate of 5.70% per annum, with all principal and any unpaid interest due on the maturity date. During the 90-day period prior to the maturity date, Wells REIT can prepay the $25.0 Million Fixed-Rate Loan without incurring a prepayment penalty fee. Commencing on October 1, 2007, Wells REIT can prepay the $25.0 Million Fixed-Rate Loan with a prepayment penalty fee equal to the greater of an amount calculated to maintain the lender’s yield over the term of the loan or 1% of the outstanding principal balance. The aggregate $225.0 million of indebtedness owed to the lender on these debt facilities is secured by a mortgage against the Aon Center Chicago Building, an 83-story office building containing approximately 2.4 million aggregate rentable square feet, located at 200 East Randolph Drive in Chicago, Illinois.

During the quarter ended March 31, 2006, Wells REIT used the proceeds obtained from the $125.0 Million Fixed-Rate Loan and the $25.0 Million Fixed-Rate Loan primarily to repay amounts outstanding on its lines of credit, the proceeds from which were used primarily to redeem shares pursuant to Wells REIT’s share redemption program and to fund the acquisition of the 400 Bridgewater Building (see Note 3).

During March 2006, Wells REIT repaid the Merck Construction Loan, which represented a construction loan to fund up to $21.1 million of the costs to build an office building in Lebanon, New Jersey. Additionally, Wells REIT borrowed approximately $27.0 million under its existing $85.0 Million Secured Line of Credit. The proceeds were used primarily to redeem shares pursuant to Wells REIT’s share redemption program, with the remaining funds used for additional working capital.

Cash paid for interest, including amounts capitalized, was approximately $13.7 million and $10.4 million for the three months ended March 31, 2006 and 2005, respectively.

6. Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31, (in thousands)
	2006	2005
Investment in real estate funded with other assets	$5,000	$—

Accrued capital expenditures and deferred lease costs	$3,946	$5,565

Write-off of fully amortized intangible lease assets	$593	$—

Write-off of fully amortized deferred lease costs	$143	$—

Write-off of fully amortized intangible lease liabilities	$1,438	$—

Acquisition and advisory fees due to affiliate	$1,327	$1,587

Discounts applied to issuance of common stock	$326	$2,141

Discounts reduced as a result of redemptions of common stock	$1,266	$1,342

Accrued redemptions of common stock	$117	$4

Redeemable common stock	$109,523	$141,578

7. Related-Party Transactions

Summary

Effective January 1, 2005, Wells REIT became party to three agreements with certain affiliates: (1) Asset Management Advisory Agreement (the “Asset Advisory Agreement”); (2) Acquisition Advisory Agreement (the “Acquisition Advisory Agreement”); and (3) Master Property Management, Leasing, and Construction Management Agreement (the “Property Management Agreement”).

Asset Advisory Agreement

The Asset Advisory Agreement is an agreement between Wells REIT and Wells Management Company, Inc. (“Wells Management”). Under the terms of the Asset Advisory Agreement, Wells REIT will pay asset advisory fees to Wells Management for, among other things:

•	serving as Wells REIT’s investment and financial advisor;

•	managing the day-to-day operations of Wells REIT;

•	formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and

•	providing certain accounting, SEC compliance, and other administrative services for Wells REIT.

The fee for these services is payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties owned by Wells REIT plus its interest in properties held through joint ventures. This fee is reduced by (i) tenant reimbursed property management fees paid to Wells Management, and (ii) in the event that Wells Management retains an independent third-party property manager to manage one or more properties currently being managed by Wells Management, the amount of property management fees paid to such third-party property managers. At the option of Wells Management, up to 10% of such monthly fee may be paid in shares of common stock of Wells REIT. These fees are recorded in the accompanying consolidated statements of income as asset and property management fees - related party. Wells REIT incurred approximately $5.3 million in such fees for the three months ended March 31, 2006, none of which is included in income from discontinued operations. For the three months ended March 31, 2005, Wells REIT incurred approximately $6.0 million in total asset and property management fees, of which approximately $0.3 million is included in income from discontinued operations.

Additionally, per the Asset Advisory Agreement, Wells Management is entitled to earn the following disposition and incentive fees, which are similar in nature to previous agreements:

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

Wells REIT incurred no disposition, incentive, or listing fees during the three months ended March 31, 2006. However, on February 21, 2005, the board of directors of Wells REIT approved a subordinated disposition fee of 0.33% of the gross sale price of the properties sold as part of the portfolio sale in April 2005 to be paid to Wells Management as a result of the closing of this transaction. Since the conditions (mentioned above) have not been met at this time, this fee was not paid at the closing of the property sale but will be paid only in the event and at the time that the conditions are met.

The Asset Advisory Agreement has a one-year term and automatically renews unless either side gives notice of its intent not to renew. In addition, either party may terminate the Asset Advisory Agreement upon 60 days’ written notice. Subsequent to March 31, 2006, the board of directors approved and agreed to continue under the existing Asset Advisory Agreement with Wells Management in calendar year 2006 with the stipulations that (i) the asset advisory fee payable thereunder be calculated using fair market value, as defined in the Asset Advisory Agreement, based on a net asset valuation performed on Wells REIT’s properties, the most recent of which was performed as of September 30, 2005, and (ii) there be a credit against the fees payable thereunder in calendar year 2006 in the amount of $1.2 million for the year. The adjustment to fees payable will be made retroactive to January 1, 2006 during the second quarter of 2006.

Acquisition Advisory Agreement

The Acquisition Advisory Agreement is an agreement between Wells REIT and Wells Capital. Under the terms of the Acquisition Advisory Agreement, Wells REIT will pay a fee to Wells Capital for services relating to, among other things, capital-raising functions; the investigation, selection, and acquisition of properties; and certain transfer agent and stockholder communication functions. The fee payable to Wells Capital under the Acquisition Advisory Agreement will be 3.5% of aggregate gross proceeds raised from the sale of shares of Wells REIT, exclusive of proceeds received from the Wells REIT’s dividend reinvestment plan used to fund repurchases of shares of common stock pursuant to the Wells REIT’s share redemption program. Acquisition and advisory fees and acquisition expenses are shown below for the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2005
Acquisition and advisory fees and reimbursement of acquisition expenses	$1,327	$1,587

On November 15, 2005, the board of directors approved amendments to the dividend reinvestment plan to (1) change the share price for shares offered and sold pursuant to the dividend reinvestment plan from $8.00 per share to 95.5% of the then-current estimated share valuation determined by the board of directors from time to time effective for dividends declared and paid beginning in December 2005, and (2) eliminate selling commissions and acquisition and advisory fees payable under the Acquisition Advisory Agreement on shares sold pursuant to the dividend reinvestment plan beginning in September 2006.

Property Management Agreement

The Property Management Agreement is an agreement between Wells REIT and Wells Management. The Property Management Agreement retains Wells Management to manage, coordinate the leasing of, and manage construction activities related to certain properties of Wells REIT. Any amounts paid under the Property Management Agreement for properties being managed by Wells Management on December 31, 2004 under the 2004 Asset/Property Management Agreement (the “Existing Portfolio Properties”) has the economic effect of reducing amounts payable for asset advisory services with respect to such properties under the Asset Advisory Agreement. Management and leasing fees payable to Wells Management for properties to be acquired in the future shall be specified in an amendment to the Property Management Agreement, which must be approved by Wells REIT’s board of directors and will be payable in addition to fees payable pursuant to the Asset Advisory Agreement. Wells REIT anticipates that fees for the management and leasing of properties other than Existing Portfolio Properties will be generally consistent with the descriptions set forth below:

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

Wells REIT incurred property management fees of approximately $31,000 under this agreement for the three months ended March 31, 2006, related to the 11695 Johns Creek Parkway (formerly known as Novartis) and Agilent Atlanta properties. Previously, these properties were co-managed by Wells Management and an unrelated third party. During 2005, the board of directors approved Wells Management’s authority to take full responsibility for managing these properties, as well as receiving the fee, which was paid previously to the third-party manager. There is no net increase in total management fees paid for these properties as a result of this change as compared to previous periods. Wells REIT incurred no construction management and leasing fees under this agreement for the three months ended March 31, 2006.

The Property Management Agreement has a one-year term and automatically renews unless either party gives notice of its intent not to renew. In addition, either party may terminate the Property Management Agreement upon 60 days’ written notice.

Under the Asset Advisory Agreement, the Acquisition Advisory Agreement and the Property Management Agreement, Wells REIT is required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who are directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for employee-related expenses may not exceed $8.2 million in the aggregate during any fiscal year. Wells REIT incurred approximately $2.0 million and $2.4 million in such reimbursements for the three months ended March 31, 2006 and 2005, respectively, of which approximately $0 million and $0.2 million, respectively, is included in income from discontinued operations for the same respective period (See Note 4). Of the employee-related expense reimbursements mentioned above, approximately $0.2 million and $0.3 million, respectively, were reimbursed by tenants under the terms of their individual lease agreements. Additionally, Wells REIT incurred approximately $74,000 and $208,000 in non-salary administrative reimbursement fees for the three months ended March 31, 2006 and 2005, respectively. These reimbursements are included in general and administrative expenses in the accompanying consolidated statements of income.

Dealer-Manager Agreement

Wells REIT maintains a dealer-manager agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS performs dealer-manager services for offerings of Wells REIT shares pursuant to its dividend reinvestment plan. For these services, WIS earns selling commissions of 5% of gross offering proceeds raised pursuant to Wells REIT’s dividend reinvestment plan, the majority of which are reallowed to participating broker dealers. On November 15, 2005, the board of directors approved amendments to the dividend reinvestment plan to eliminate selling commissions paid on such sales beginning in September 2006. The amount of commissions incurred and payable to WIS is shown below for the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2005
Commissions	$1,850	$2,213
Portion of commissions reallowed	In excess of 99%	In excess of 99%

Due from Affiliate

Due from affiliate is comprised of the following items due from Wells Management as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Property insurance reimbursements	$155	$155
Other	7	60

	$162	$215

Due to Affiliates

Due to affiliates is comprised of the following items as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Asset advisory fees due to Wells Management	$1,586	$1,572
Acquisition and advisory fees due to Wells Capital	1,327	1,157
Salary reimbursements due to Wells Capital and Wells Management	585	1,156
Other operating expense reimbursements due to Wells Capital	231	282

	$3,729	$4,167

Assignment of Related-Party Agreements

On December 21, 2005, Wells Capital and Wells Management assigned rights to receive certain fees and reimbursements to Wells Advisory Services I, LLC (“WASI”), an entity affiliated with and controlled by Wells Management and Wells Capital. Effective February 15, 2006, Wells Management further assigned rights to receive certain fees and reimbursements under its property management agreement with Wells REIT to WASI. Accordingly, Wells REIT pays acquisition and advisory fees, asset advisory fees, property management fees, and administrative reimbursements to WASI.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2006, Wells REIT believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

8. Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expend certain amounts of capital to expand an existing property, construct on adjacent property, or provide other expenditures for the benefit of the tenant. At March 31, 2006, no tenants have exercised any such options that have not been fully satisfied.

Litigation

Wells REIT is from time to time a party to legal proceedings, which arise in the ordinary course of our business. Wells REIT is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on results of operations or financial condition. Wells REIT is not aware of any legal proceedings contemplated by governmental authorities. In addition, no legal proceedings were terminated during the first quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We expect that our primary source of future cash flows will be cash flows generated from the operations of our properties and additional distributions from our unconsolidated joint ventures. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, our expectations of future cash flows and our determination of near-term cash needs for capital improvements, tenant re-leasing, share redemptions and debt repayments. Due to differences in the timing of cash receipts and cash payments for operations, we may periodically be required to borrow funds on a short-term basis to meet our dividend payment schedule. We also anticipate that we may be able to generate additional cash flow through the selective and strategic sale of certain of our operating properties and, from time to time, may return net proceeds from the sale of such properties to our stockholders in the form of special distributions.

Short–Term Liquidity and Capital Resources

During the three months ended March 31, 2006, we generated approximately $69.9 million of cash flow from operating activities, primarily from receipts of rental income and tenant reimbursements at our properties, interest and other income, and operating distributions from our unconsolidated joint ventures, less payments for property operating costs, asset and property management fees, general and administrative expenses, and interest expense. From cash flows from operating activities, we paid dividends to stockholders of approximately $67.4 million during the three months ended March 31, 2006. During the three months ended March 31, 2006, we used proceeds from our lines of credit and notes payable, and the issuance of common stock under our dividend reinvestment plan to fund capital expenditures, including the acquisition of the 400 Bridgewater Building, and redemptions of our common stock of approximately $94.1 million, of which approximately $48.8 million related to shares that were tendered for redemption but unredeemed as of December 31, 2005 due to certain program restrictions.

During the three months ended March 31 2006, we generated net cash flows from financing activities of approximately $29.3 million, primarily as a result of taking out net new borrowings under our lines of credit and notes payable of approximately $155.1 million, of which $150.0 million was drawn under two new fixed-rate credit facilities that remained outstanding as of March 31, 2006. The proceeds from the new fixed-rate credit facilities were used primarily to repay amounts outstanding on our lines of credit of approximately $128.9 million and to pay off the Merck Construction Loan of approximately $21.1 million.

We believe that cash on hand and tenant receivables are sufficient to cover our working capital needs, including accounts payable and accrued expenses, accrued capital expenditures, and due to affiliates of approximately $62.5 million. We expect to use substantially all of our future operating cash flow to pay dividends to stockholders and to use cash on hand and third-party borrowings to fund capital expenditures.

Long–Term Liquidity and Capital Resources

We expect that our future sources of capital will be derived from net cash flows from property operations, proceeds from secured or unsecured financings from banks and other lenders, shares issued under our dividend reinvestment plan, net of share redemptions, and the selective and strategic sale of properties.

We anticipate that our primary future long-term liquidity requirements will include, but not be limited to, making scheduled debt service payments, and funding renovations, expansions and other significant capital improvements for our properties. Specifically, over the next five years, we currently estimate funding capital expenditures necessary for the properties currently in our portfolio of approximately $315.5 million, including tenant improvements, leasing commissions, and building improvements.

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

While we do not believe that future cash flows provided by operations will be lower due to lower returns on properties, future dividends paid at current levels are not guaranteed. Our cash flow from operations depends significantly on market rents and the ability of tenants to make rental payments. We believe that the diversity of our tenant base and the concentration in our portfolio of highly creditworthy tenants helps to mitigate the risk of tenants defaulting on leases. However, general economic downturns, or downturns in one or more of our core markets, could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs, could adversely affect our ability to pay dividends in the future. As of April 30, 2005, we have approximately $108.0 million of current borrowing capacity under our existing credit facilities.

Contractual Commitments and Contingencies

As of March 31, 2006, our contractual obligations are as follows (in thousands):

	Payments Due During the Years Ending December 31,
	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
Outstanding debt	$1,191,572	$1,918	$180,263	$2,783	$1,006,608
Operating lease obligations	65,347	422	1,126	1,192	62,607

Total	$1,256,919	$2,340	$181,389	$3,975	$1,069,215

Results of Operations

Overview

As of March 31, 2006, we owned interests in 84 real estate properties that were approximately 95% leased. The operations of all of the properties sold in pervious periods, as well as the results of the IRS Daycare Building, which was under contract to be sold as of March 31, 2006, are classified as discontinued operations in the accompanying consolidated statements of income for each of the periods presented (see Note 4 to the accompanying consolidated financial statements for more information). Our results of income from continuing operations have not changed significantly for each period presented primarily as a result of the stable nature of our portfolio due to acquiring few properties subsequent to December 31, 2004. Rental revenues are generally based on long-term leases that do not allow for significant increases in rental income and do not expire in the near term. Additionally, while we do not expect a significant increase in operating expenses at our properties, to the extent that operating expenses do increase, the majority of our in-place leases have clauses that require the tenants to bear the substantial majority of the burden of such increases. Accordingly, we expect income from continuing operations to be comparable in future periods, as compared to the three months ended March 31, 2006.

Comparison of the three months ended March 31, 2005 versus the three months ended March 31, 2006

Continuing Operations

Rental income increased from $110.5 million for the three months ended March 31, 2005 to $110.9 million for the three months ended March 31, 2006. Substantially all of this increase relates to properties acquired or developed subsequent to December 31, 2004. Tenant reimbursements remained relatively stable at $31.9 million for the three months ended March 31, 2005, as compared to $31.8 million for the three months ended March 31, 2006. The slight decrease in tenant reimbursements relates primarily to certain tenant vacancies, offset by reimbursement for tenant-requested services at certain of our properties.

Lease termination income was approximately $16,000 for the three months ended March 31, 2006, as compared to approximately $838,000 for the three months ended March 31, 2005. The income for the three months ended March 31, 2006 relates to the termination of the DTI Associates lease at the 400 Virginia building. The income for the three months ended March 31, 2005 primarily relates to the termination of the Motorola, Inc. lease at the River Corporate Center Building. At the time of the termination of the Motorola, Inc. lease, a new lease was executed with Countrywide Home Loans, Inc. for all of the vacated space. Lease termination income for the three months ended March 31, 2006 is not expected to be comparable to future periods, as such income will be dependent upon the execution of such agreements that are deemed in the best interest of the portfolio over the long-term.

Property operating expenses increased from $44.9 million for the three months ended March 31, 2005 to $47.5 million for the three months ended March 31, 2006. This increase relates primarily to increases in reimbursable tenant expenses at certain of our properties, including utilities, property taxes, and tenant-requested billbacks, as well as for properties acquired or developed subsequent to December 31, 2004. Property operating costs represented approximately 33% and 32% of total rental and tenant reimbursement income for the three months ended March 31, 2006 and 2005, respectively.

Asset and property management fees decreased from $7.2 million for the three months ended March 31, 2005 to $6.7 million for the three months ended March 31, 2006. This decrease primarily relates to properties disposed as part of the portfolio sale of 23 wholly owned properties in April 2005. Asset and property management fees as a percentage of total rental and tenant reimbursement income were approximately 5% for the three months ended March 31, 2006 and 2005.

Lease termination expense was approximately $2,000 for the three months ended March 31, 2006 as compared to approximately $44,000 for the three months ended March 31, 2005, which represents the write-off of deferred rent receivable balances associated with the lease terminations described above. We do not expect these charges will be comparable to future periods, as this expense will be dependent upon the execution of any such future agreements.

Depreciation expense increased from $22.0 million for the three months ended March 31, 2005 to $23.3 million for the three months ended March 31, 2006. Substantially all of this increase relates to the addition of properties acquired or developed subsequent to December 31, 2004. Depreciation expense represented approximately 21% and 20% of rental income for the three months ended March 31, 2006 and 2005, respectively.

Amortization increased from $16.1 million for the three months ended March 31, 2005 to $17.3 million for the three months ended March 31, 2006. Substantially all of this increase relates to those properties acquired subsequent to December 31, 2004, as well as a full period’s amortization of costs associated with re-leasing activity at our existing properties as compared to prior year. Amortization increased at a higher rate than depreciation expense because the period of amortization is the individual lease term, which is generally shorter than the useful life of the real estate asset.

General and administrative expense decreased from $3.8 million for the three months ended March 31, 2005 to $3.4 million for the three months ended March 31, 2006. This decrease is primarily attributable to a corresponding reduction in the size of the portfolio of properties and related expenses following the portfolio sale of 23 wholly owned properties in April 2005. General and administrative expense represents approximately 2% and 3% of total rental and tenant reimbursement income for the three months ended March 31, 2006 and 2005, respectively.

Interest expense increased from $10.7 million for the three months ended March 31, 2005 to $14.2 million for the three months ended March 31, 2006 due to higher average amounts of borrowings outstanding and higher weighted-average interest rates during the first quarter of 2006, as compared to the first quarter of 2005. We expect that a significant portion of our future interest expense will be comparable to current amounts, as the majority of borrowings are under long-term, fixed-rate debt facilities. As of March 31, 2006, only $27.0 million, or 2%, of our outstanding debt is under our variable-rate lines of credit, which has exposure to rising interest rates.

Equity in income of unconsolidated joint ventures decreased from $1.4 million for the three months ended March 31, 2005 to $0.6 million for the three months ended March 31, 2006. This decrease is primarily attributable to a gain recognized on the sale of the Alstom Power Knoxville Building in March 2005 and a decline in operating income generated by unconsolidated joint ventures as a result of the April 2005 portfolio sale. Absent future dispositions or unexpected changes in the operations of the underlying properties, we expect future equity in income of unconsolidated joint ventures to be comparable to equity in income of unconsolidated joint ventures recognized for the three months ended March 31, 2006.

Income from continuing operations per share was $0.09 and $0.07 for the three months ended March 31, 2005 and 2006, respectively. The decrease is primarily attributable to an increase in interest expense described above. Absent any significant additional dispositions, changes to our tenant base, credit quality, or weighted-average common shares outstanding, we do not expect net income from continuing operations to fluctuate significantly in the near-term.

Discontinued Operations

In accordance with FAS 144, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $10.5 million and $0.1 million for the three months ended March 31, 2005 and 2006, respectively. These amounts consist entirely of operations of the 23 wholly owned properties sold as part of the portfolio sale that were disposed of during April 2005, as well as the IRS Daycare Building, which was under contract to be sold as of March 31, 2006 (see Note 4 to the accompanying consolidated financial statements for more information). We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

As presented below, certain noncash items, including depreciation, amortization, and gains on the sale of real estate assets are excluded from our calculation of FFO. Thus, a portion of the depreciation of real estate assets and amortization of deferred leasing costs adjustments below are classified as income from discontinued operations and equity in income of unconsolidated joint ventures in the accompanying consolidated statements of income (see Note 4 to our accompanying consolidated financial statements). FFO is not adjusted to reflect impairment losses, the cost of capital improvements or any related capitalized interest.

Reconciliations of net income to FFO are presented below (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$31,347	$50,723
Add:
Depreciation of real assets	23,289	23,972
Amortization of lease-related costs	17,314	17,726
Depreciation and amortization – unconsolidated partnerships	607	820
Subtract:
Gain on sale of properties - wholly owned	—	(4)
Gain on sale of properties - unconsolidated partnerships	—	(187)

FFO	$72,557	$93,050

Weighted-average shares outstanding	463,990	473,856

Set forth below is additional information related to selected material noncash items included in net income above, which may be helpful in assessing our operating results:

•	In accordance with GAAP, we recognized straight-line rental revenue of approximately $3.2 million and $4.9 million during the three months ended March 31, 2006 and 2005, respectively.

•	The amortization of deferred financing costs totaled approximately $0.5 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively; and

•

The amortization of intangible lease assets and intangible lease liabilities recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.8 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their estimated fair values.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value, and therefore could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at March 31, 2006.

Related-Party Transactions and Agreements

We have entered into agreements with our advisors, Wells Capital and Wells Management, whereby we pay certain fees or reimbursements to Wells Capital and Wells Management, or their affiliates, for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. See Note 7 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements and fees.

Commitments and Contingencies

We are subject to certain contingent liabilities and commitments with regard to certain transactions. Refer to Note 8 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements

•	Litigation

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

As of March 31, 2006, substantially all of our outstanding debt is subject to fixed interest rates. Our total outstanding debt, including draws under our line of credit mentioned below, has an average interest rate of approximately 5.16% per annum with expirations ranging from 2007 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of March 31, 2006, only the draws outstanding under our $85 Million Secured Line of Credit are based on variable interest rates. The amount outstanding under this line of credit is $27.0 million and has a stated variable interest rate of LIBOR plus 1.5% per annum. To the extent that we borrow funds in the future under our variable rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2006 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended March 31, 2006, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)

The fourth public offering of our common stock was closed on July 25, 2004. The Registration Statement relating to our dividend reinvestment plan (Commission File No. 333-114212) became effective on April 5, 2004. The initial sale of shares of our common stock pursuant to this Registration Statement occurred with respect to dividends declared and paid in September 2004. The net offering proceeds raised pursuant to the dividend reinvestment plan will be used for general corporate purposes, including, but not limited to, the acquisition of interests in additional properties or real estate investments, funding of tenant improvements, leasing commissions and other lease-up costs, repayment of debt, and funding of redemptions under our share redemption program.

(c)	During the quarter ended March 31, 2006, we redeemed shares pursuant to our share redemption program as follows (in thousands, except per-share amounts):

Period	Approximate Number of Shares Redeemed	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2006 Under the Plan
January 2006	7,815	$8.38	$129,882
February 2006	1,930	$8.38	$113,706
March 2006	1,643	$8.38	$99,938	(1)

(1)

The maximum dollar amount of redemptions remaining as of March 31, 2006 for redemptions pursuant to our share redemption program in future periods is approximately $109.5 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. However, due to additional program restrictions, the pool of shares available for all redemptions (ordinary, redemptions upon death, and required minimum distribution redemptions) reset on January 1, 2006. The total shares available for redemptions during the period January 1, 2006 to December 31, 2006 will be approximately 23.3 million shares, which will be redeemed at a price equal to the lesser of (i) $10 per share or (ii) the purchase price per share actually paid, less in both instances any amounts previously distributed to stockholders attributable to net sales proceeds from the sale of our properties (currently $1.62 per share). Of these total shares available for redemption in calendar year 2006, our board of directors has reserved 15% for redemptions relating to the death of a stockholder and redemptions required to satisfy minimum distribution requirements under the Internal Revenue Code.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There were no defaults with respect to any of our indebtedness during the first quarter of 2006.

(b)	Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2006.

ITEM 5. OTHER INFORMATION

(a)	During the first quarter of 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to the our board of directors since the filing of the our Schedule 14A.

ITEM 6. EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: May 10, 2006	By:	/s/ DOUGLAS P. WILLIAMS
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