Form 10-Q/A
period 2006-03-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2006-08-11
CIK 1042776

UNITED STATES

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

Number of shares outstanding of the registrant’s

only class of common stock, as of July 31, 2006: 459,318,837 shares

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Wells Real Estate Investment Trust, Inc. (“Wells REIT”) for the period ended March 31, 2006, which was originally filed on May 11, 2006 (the “Original Report”), is being filed to correct a misclassification in the consolidated statement of cash flows for the period ended March 31, 2006. The correction resulted in a reduction in cash flows provided by operating activities of $10 million and a corresponding decrease in cash flows used in investing activities for the three months ended March 31, 2006. The accompanying consolidated statement of cash flows has been revised to reflect the impact of this correction. In addition, the Short-Term Liquidity and Capital Resources discussion contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to indicate that dividends for the first quarter of 2006 were paid from cash flow from operating activities as well as cash on hand. This change does not affect the Wells REIT’s consolidated balance sheets, consolidated statements of income, or consolidated statements of stockholders’ equity for the periods presented. This Form 10-Q/A contains changes to Part I - Item 4 to reflect this misclassification.

Except as described above, no other information in the Original Report has been amended, and Wells REIT has not updated disclosures in this Amendment to reflect any events subsequent to the filing of the Original Report. In addition, currently-dated certifications from our Principal Executive Officer and Principal Financial Officer have been included as exhibits to this Amendment.

Form 10-Q/A

Amendment No. 1

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q/A of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q/A, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated statements of cash flows reflects all adjustments, that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statement. The accompanying consolidated statements of cash flows should be read in conjunction with the notes to Wells REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q/A, the Original Report and Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2005.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three months ended March 31,
	(Restated) 2006	2005
Cash Flows from Operating Activities:
Net income	$31,347	$50,723
Operating distributions received from unconsolidated joint ventures	931	1,890
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(581)	(1,395)
Minority interest in earnings of consolidated subsidiaries	163	143
Depreciation	23,289	23,972
Amortization of deferred financing costs and fair market value adjustments on notes payable	608	587
Other amortization	16,661	17,480
Lease termination expense	2	44
Changes in assets and liabilities:
(Increase) decrease in tenant receivables, net	(1,234)	4,134
Decrease in due from affiliate	53	—
Increase in prepaid expenses and other assets	(8,276)	(9,332)
Decrease in accounts payable, accrued expenses, and accrued capital expenditures	(7,409)	(19,896)
(Decrease) increase in due to affiliates	(609)	912
Increase (decrease) in deferred income	4,956	(6,365)

Net cash provided by operating activities	59,901	62,897
Cash Flows from Investing Activities:
Investment in real estate	(87,735)	(7,303)
Net sale proceeds received from unconsolidated joint ventures	—	431
Investments in unconsolidated joint ventures	(57)	(36)
Acquisition and advisory fees paid	(1,157)	(1,408)
Deferred lease costs paid	(3,151)	(801)

Net cash used in investing activities	(92,100)	(9,117)

Cash Flows from Financing Activities:
Deferred financing costs paid	(388)	(100)
Proceeds from lines of credit and notes payable	329,000	130,480
Repayments of lines of credit and notes payable	(173,892)	(10,281)
Issuance of common stock	37,924	45,454
Redemptions of common stock	(94,052)	(128,465)
Dividends paid to stockholders	(67,439)	(82,955)
Commissions on stock sales	(1,849)	(2,326)
Other offering costs paid	(24)	(32)

Net cash provided by (used in) financing activities	29,280	(48,225)

Net (decrease) increase in cash and cash equivalents	(2,919)	5,555
Cash and cash equivalents, beginning of period	48,973	40,412

Cash and cash equivalents, end of period	$46,054	$45,967

See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(unaudited)

1. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Original Report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Short–Term Liquidity and Capital Resources

During the three months ended March 31, 2006, we generated approximately $59.9 million of cash flow from operating activities, primarily from receipts of rental income and tenant reimbursements at our properties, interest and other income, and operating distributions from our unconsolidated joint ventures, less payments for property operating costs, asset and property management fees, general and administrative expenses, and interest expense. From cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $67.4 million during the three months ended March 31, 2006. During the three months ended March 31, 2006, we used proceeds from our lines of credit and notes payable, and the issuance of common stock under our dividend reinvestment plan to fund capital expenditures, including the acquisition of the 400 Bridgewater Building, and redemptions of our common stock of approximately $94.1 million, of which approximately $48.8 million related to shares that were tendered for redemption but unredeemed as of December 31, 2005 due to certain program restrictions.

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

We believe that cash on hand and tenant receivables are sufficient to cover our working capital needs of approximately $62.5 million, which include accounts payable and accrued expenses, accrued capital expenditures, and due to affiliates. We expect to use substantially all of our future operating cash flow to pay dividends to stockholders and to use cash on hand and third-party borrowings to fund capital expenditures.

ITEM 4. CONTROLS AND PROCEDURES

Restatement

Refer to the explanatory note provided on page 2, which describes the correction of our previously issued financial statements to change the presentation of cash flows provided by operating activities and cash flows used in investing activities in the accompanying consolidated statement of cash flows for the three months ended March 31, 2006. This change in presentation has no impact on our previously reported net income, earnings per share, revenue, cash, total assets, or stockholders’ equity. The change in presentation will also not affect our compliance with any financial covenant or debt instrument with respect to any of our indebtedness.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. We evaluate the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 with the participation of our Principal Executive Officer and Principal Financial Officer. In connection with the correction, as more fully described in the explanatory note on page 2, with the participation of our Principal Executive Officer and Principal Financial Officer, we reevaluated the effectiveness of our disclosure controls and procedures.

Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2, defines a material weakness in internal control over financial reporting as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effects on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement.

We reevaluated the effectiveness of our disclosure controls and procedures utilizing current literature, primarily the provisions of PCAOB Auditing Standard No. 2, which defines a restatement as a strong indicator of a material weakness. Based on the information, facts and guidance available during our reevaluation on August 9, 2006, we concluded that the control deficiency over the review of the consolidated statements of cash flows was a material weakness in our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2006. This material weakness was caused by insufficient review of the preparation of the statement of cash flows consistent with prior practice due to changes in personnel.

Remediation of Material Weakness in Internal Control and Changes in Internal Control over Financial Reporting

Subsequent to filing our Form 10-Q on May 11, 2006 for the period ended March 31, 2006, we remediated the material weakness described above by resuming the level of detailed review by appropriate supervisory personnel when preparing the consolidated statement of cash flows for the six months ended June 30, 2006.

In connection with this amended Form 10-Q, under the direction of our Principal Executive Officer and Principal Financial Officer, we have evaluated our disclosure controls and procedures currently in effect, including the remedial actions described above, and have concluded that, as of this date, our disclosure controls and procedures are effective.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: August 9, 2006	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Director, and Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q/A, Amendment No. 1

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