Form 10-Q
period 2006-06-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2006-08-11
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL STATEMENTS

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of income, stockholders’ equity, and cash flows reflects all adjustments, that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2005. Wells REIT’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) June 30, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$628,636	$618,267
Buildings and improvements, less accumulated depreciation of $349,151 and $303,824 as of June 30, 2006 and December 31, 2005, respectively	3,102,728	3,088,126
Intangible lease assets, less accumulated amortization of $120,730 and $104,299 as of June 30, 2006 and December 31, 2005, respectively	227,687	235,410
Construction in progress	26,834	20,734
Assets held for sale, net	29,807	30,517

Total real estate assets	4,015,692	3,993,054

Investments in unconsolidated joint ventures	57,663	58,817
Cash and cash equivalents	44,404	48,973
Tenant receivables, net of allowance for doubtful accounts of $994 and $689 as of June 30, 2006 and December 31, 2005, respectively	102,858	97,679
Due from unconsolidated joint ventures	1,034	931
Due from affiliate	160	215
Prepaid expenses and other assets	20,278	22,124
Deferred financing costs, less accumulated amortization of $6,017 and $5,099 as of June 30, 2006 and December 31, 2005, respectively	9,963	10,233
Deferred lease costs, less accumulated amortization of $63,924 and $51,787 as of June 30, 2006 and December 31, 2005, respectively	169,086	165,227
Other assets held for sale, net	1,451	1,312

Total assets	$4,422,589	$4,398,565

Liabilities:
Lines of credit and notes payable	$1,220,582	$1,036,312
Accounts payable, accrued expenses, and accrued capital expenditures	71,748	68,057
Due to affiliates	675	4,167
Deferred income	18,853	22,301
Intangible lease liabilities, less accumulated amortization of $35,031 and $34,431 as of June 30, 2006 and December 31, 2005, respectively	100,156	106,158

Total liabilities	1,412,014	1,236,995

Commitments and Contingencies	—	—

Minority Interest	5,733	5,408

Redeemable Common Stock	92,971	167,015

Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 460,656,194 shares issued and outstanding at June 30, 2006; and 469,423,177 shares issued and outstanding at December 31, 2005	4,606	4,694
Additional paid-in capital	3,315,721	3,391,998
Cumulative distributions in excess of earnings	(315,485)	(240,530)
Redeemable common stock	(92,971)	(167,015)

Total stockholders’ equity	2,911,871	2,989,147

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,422,589	$4,398,565

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$110,699	$109,150	$220,444	$218,869
Tenant reimbursements	31,662	31,856	63,395	63,627
Lease termination income	1,329	3,470	1,345	4,308

	143,690	144,476	285,184	286,804
Expenses:
Property operating costs	48,224	44,956	95,648	89,754
Asset and property management fees:
Related party	6,537	5,457	11,870	11,174
Other	1,331	1,343	2,742	2,798
Depreciation	22,778	21,950	45,599	43,633
Amortization	17,160	16,080	34,454	32,150
Lease termination expense	1,423	1,128	1,425	1,172
General and administrative	5,277	5,104	8,680	8,904
Casualty and impairment losses on real estate assets	100	16,093	100	16,093

	102,830	112,111	200,518	205,678

Real estate operating income	40,860	32,365	84,666	81,126

Other income (expense):
Interest expense	(15,335)	(12,398)	(29,539)	(23,071)
Interest and other income	470	4,061	981	4,520
Equity in income of unconsolidated joint ventures	581	12,420	1,161	13,816

	(14,284)	4,083	(27,397)	(4,735)

Income from continuing operations before minority interest	26,576	36,448	57,269	76,391

Minority interest in earnings of consolidated entities	(170)	(144)	(333)	(288)

Income from continuing operations	26,406	36,304	56,936	76,103

Discontinued operations:
Operating income	804	2,466	1,621	13,387
Gain on sale of real estate assets	1,184	177,382	1,184	177,386

Income from discontinued operations	1,988	179,848	2,805	190,773

Net income	$28,394	$216,152	$59,741	$266,876

Per share information — basic and diluted:
Income from continuing operations	$0.06	$0.08	$0.12	$0.16
Income from discontinued operations	$0.00	$0.39	$0.01	$0.41

Net income available to common stockholders	$0.06	$0.47	$0.13	$0.57

Weighted-average common shares outstanding — basic and diluted	461,064	464,067	462,519	468,934

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Cumulative Distributions in Excess	Redeemable Common	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	of Earnings	Stock	Income	Equity
Balance, December 31, 2004	473,486	$4,735	$4,203,918	$(283,184)	$(225,955)	$86	$3,699,600
Issuance of common stock	18,834	188	165,331	—	—	—	165,519
Redemptions of common stock	(22,897)	(229)	(217,866)	—	—	—	(218,095)
Redeemable common stock	—	—	—	—	58,940		58,940
Special distribution ($1.62 per share)	—	—	(748,526)	—	—	—	(748,526)
Dividends ($0.61 per share)	—	—	—	(286,481)	—	—	(286,481)
Commissions and discounts on stock sales	—	—	(10,488)	—	—	—	(10,488)
Other offering costs	—	—	(371)	—	—	—	(371)
Components of comprehensive income:
Net income	—	—	—	329,135	—	—	329,135
Change in value of interest rate swap	—	—	—	—	—	(86)	(86)

Comprehensive income							329,049

Balance, December 31, 2005	469,423	4,694	3,391,998	(240,530)	(167,015)	—	2,989,147

Issuance of common stock	9,083	91	76,021	—	—	—	76,112
Redemptions of common stock	(17,850)	(179)	(149,400)	—	—	—	(149,579)
Redeemable common stock	—	—	—	—	74,044	—	74,044
Dividends ($0.29 per share)	—	—	—	(134,696)	—	—	(134,696)
Commissions and discounts on stock sales	—	—	(2,867)	—	—	—	(2,867)
Other offering costs	—	—	(31)	—	—	—	(31)
Net income	—	—	—	59,741	—	—	59,741

Balance, June 30, 2006	460,656	$4,606	$3,315,721	$(315,485)	$(92,971)	$—	$2,911,871

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Six months ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$59,741	$266,876
Operating distributions received from unconsolidated joint ventures	2,439	4,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,321	46,313
Other amortization	33,792	33,531
Lease termination expense	1,425	1,172
Casualty and impairment losses on real estate assets	100	16,093
Amortization of deferred financing costs and fair market value adjustments on notes payable	615	572
Equity in income of unconsolidated joint ventures	(1,161)	(13,816)
Minority interest in earnings of consolidated entities	333	288
Gain on sale of real estate assets	(1,184)	(177,386)
Changes in assets and liabilities:
Increase in tenant receivables, net	(6,411)	(2,109)
Decrease in due from affiliate	55	5
Increase in prepaid expenses and other assets	(7,451)	(10,967)
Increase (decrease) in accounts payable, accrued expenses, and accrued capital expenditures	2,017	(20,788)
(Decrease) increase in due to affiliates	(2,335)	1,025
Decrease in deferred income	(3,448)	(13,824)

Net cash provided by operating activities	124,848	131,009
Cash Flows from Investing Activities:
Investment in real estate and earnest money	(93,949)	(23,190)
Proceeds from master leases	730	—
Net sale proceeds received from unconsolidated joint ventures	—	44,440
Net sale proceeds for wholly owned properties	3,605	712,247
Investments in unconsolidated joint ventures	(227)	(117)
Acquisition and advisory fees paid	(2,485)	(2,995)
Deferred lease costs paid	(10,047)	(2,769)

Net cash (used in) provided by investing activities	(102,373)	727,616
Cash Flows from Financing Activities:
Deferred financing costs paid	(648)	(812)
Proceeds from lines of credit and notes payable	374,648	294,668
Repayments of lines of credit and notes payable	(190,075)	(147,441)
Issuance of common stock	75,469	83,133
Redemptions of common stock	(148,005)	(162,107)
Dividends paid	(134,703)	(150,747)
Special distribution	—	(748,526)
Commissions on stock sales	(3,699)	(4,177)
Other offering costs paid	(31)	(299)

Net cash used in financing activities	(27,044)	(836,308)

Net (decrease) increase in cash and cash equivalents	(4,569)	22,317
Cash and cash equivalents, beginning of period	48,973	39,669

Cash and cash equivalents, end of period	$44,404	$61,986

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(unaudited)

1. Organization

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, newly constructed, or have operating histories. Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership. Wells REIT is the sole general partner and possesses full legal control and authority over the operations of Wells OP. Wells Capital, Inc. (“Wells Capital”) is the sole limited partner of Wells OP. Wells OP owns properties directly, through wholly-owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by Wells Capital, and through certain joint ventures with parties not affiliated with Wells REIT or Wells Capital. References to Wells REIT herein shall include all subsidiaries of Wells REIT, including consolidated joint ventures, Wells OP, and Wells OP’s subsidiaries. See Note 6 for additional information related to Wells Capital.

As of June 30, 2006, Wells REIT owned interests in 84 properties, either directly or through joint ventures, comprising approximately 21.0 million square feet of commercial office and industrial space located in 23 states and the District of Columbia. As of June 30, 2006, these properties were approximately 95% leased.

Since its inception, Wells REIT has completed four public offerings of common stock at $10 per share. Combined with the dividend reinvestment program, such offerings have provided approximately $5.2 billion in total net offering proceeds. From these proceeds, Wells REIT has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and acquisition expenses; (2) approximately $477.3 million in commissions on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, Wells REIT used approximately $542.9 million to redeem shares pursuant to its share redemption program and to repurchase shares resulting from a legal settlement. The remaining offering proceeds of approximately $3.9 billion were primarily used to fund the purchase of real estate assets. Wells REIT’s fourth public offering closed on July 25, 2004, and Wells REIT does not currently anticipate offering additional shares to the public. In addition, on June 14, 2005, Wells REIT distributed approximately $748.5 million of net sales proceeds to stockholders as a return of invested capital.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full-year’s results. Wells REIT’s consolidated financial statements include the accounts of Wells REIT, Wells OP, and certain entities in which Wells REIT or Wells OP has a controlling financial interest. For further information, refer to the financial statements and footnotes included in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue Recognition

All leases on real estate assets held by Wells REIT are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the respective leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination income is recognized once the tenant has lost the right to lease the space and Wells REIT has satisfied all obligations under the related lease or lease termination agreement.

In conjunction with a property acquired during the first quarter 2006, Wells REIT entered into a master lease agreement with the seller under which the seller is obligated to pay rent pertaining to certain spaces with near-term rent abatements. This master lease was established in order to mitigate the potential negative effects of lost rental income and expense reimbursements related to these spaces. Wells REIT records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. Wells REIT received master lease proceeds of approximately $0.7 million during the six months ended June 30, 2006. As of June 30, 2006 and December 31, 2005, approximately $0.3 million and $0, respectively, of master lease proceeds were held in escrow accounts that are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Income Taxes

Wells REIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Wells REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its adjusted REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells REIT generally is not subject to income tax on income it distributes to stockholders. Wells REIT is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition and measurement of uncertain tax positions. FIN 48 will be effective for Wells REIT beginning January 1, 2007. Wells REIT is currently in the process of assessing the provisions of FIN 48, however, management does not expect the adoption of this interpretation to have a material impact on Wells REIT’s consolidated financial statements.

3. Dispositions of Real Estate Assets

IRS Daycare Building

On April 11, 2006, Wells REIT sold the IRS Daycare Building for a gross sale price of approximately $3.8 million, exclusive of closing costs, to an unaffiliated third party. As a result of this sale, Wells REIT recognized a gain of approximately $1.2 million, which is subject to change as additional information becomes available in subsequent periods.

Northrop Grumman (formerly known as “TRW Denver”) Building

As of June 30, 2006, Wells REIT was party to a contract to sell the Northrop Grumman Building to an unaffiliated third party for a net sale price of approximately $45.1 million, exclusive of closing costs. Accordingly, the assets related to the Northrop Grumman Building are classified as held for sale for all periods presented. The details, comprised of assets held for sale, are provided below (in thousands):

	June 30, 2006	December 31, 2005
Real estate assets held for sale, net:
Land	$1,397	$1,397
Building and improvements, less accumulated depreciation of $6,292 and $5,582, as of June 30, 2006 and December 31, 2005, respectively	28,410	29,120

Total real estate assets held for sale, net	$29,807	$30,517

	June 30, 2006	December 31, 2005
Other assets held for sale, net:
Tenant receivables	$758	$580
Deferred lease costs, less accumulated amortization of $110 and $71, as of June 30, 2006 and December 31, 2005, respectively	693	732

Total other assets held for sale, net	$1,451	$1,312

On July 6, 2006, Wells REIT closed this transaction and recognized a gain of approximately $13.4 million, which is subject to change as additional information becomes available in subsequent periods.

Discontinued Operations

The results of operations for the IRS Daycare Building, the Northrop Grumman Building, and 23 wholly owned properties included in the April 2005 27-property sale are classified as discontinued operations in the accompanying consolidated statements of income. The details comprising income from discontinued operations are provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Rental income	$1,157	$3,039	$2,424	$18,936
Tenant reimbursements	137	553	239	2,867

	1,294	3,592	2,663	21,803
Expenses:
Property operating costs	199	879	254	3,601
Asset and property management fees
Related party	—	51	—	382
Other	1	6	3	142
Depreciation	255	392	722	2,681
Amortization	19	233	39	1,888
General and administrative	16	41	24	199

	490	1,602	1,042	8,893

Real estate operating income	804	1,990	1,621	12,910

Other income (expense):
Interest expense	—	(151)	—	(1,281)
Interest and other income	—	627	—	1,758
Gain on sale of real estate assets	1,184	177,382	1,184	177,386

	1,184	177,858	1,184	177,863

Income from discontinued operations	$1,988	$179,848	$2,805	$190,773

4. Lines of Credit and Notes Payable

As of June 30, 2006 and December 31, 2005, Wells REIT had lines of credit and notes payable outstanding as follows (in thousands):

	June 30, 2006	December 31, 2005
Secured Pooled Facility	$350,000	$350,000
Aon Center Chicago Mortgage Notes	225,000	200,000
$125.0 Million Fixed-Rate Loan	125,000	—
Leo Burnett Building Mortgage Note	120,000	120,000
WDC Mortgage Note	115,167	115,167
$105.0 Million Fixed-Rate Loan	105,000	105,000
$85.0 Million Secured Line of Credit	56,500	—
$45.0 Million Fixed-Rate Loan	45,000	45,000
3100 Clarendon Boulevard Building Mortgage Note	34,806	35,110
One Brattle Square Building Mortgage Note	28,156	28,827
1075 West Entrance Building Mortgage Note	15,818	16,108
$50.0 Million Secured Line of Credit	135	—
Merck Construction Loan	—	21,100

	$1,220,582	$1,036,312

During the three months ended June 30, 2006, Wells REIT engaged in the following significant activity with respect to its lines of credit and notes payable:

Effective June 16, 2006, Wells REIT extended the maturity date of its $50.0 Million Secured Line of Credit to June 2008. The $50.0 Million Secured Line of Credit represents a revolving credit facility secured by the Cingular Atlanta Building. All other material terms of the facility, other than the maturity date and the interest rate, remain unchanged from the existing agreement. Under the terms of the facility, Wells REIT may borrow the lesser of (1) an amount equal to 75% of the aggregate appraised value of lender approved borrowing base properties or (2) $50.0 million, reduced by amounts under outstanding unused letters of credit. As of June 30, 2006, Wells REIT was able to borrow up to $49.6 million. Interest on the $50.0 Million Secured Line of Credit accrues at a per annum rate of LIBOR plus 1.50% (6.85% at June 30, 2006). This facility contains covenants that, among other things, restrict Wells REIT’s ratio of debt-to-total assets to 50%.

During the three months ended June 30, 2006, Wells REIT had net borrowings of approximately $29.6 million under its lines of credit. Wells REIT made interest payments, including amounts capitalized, of approximately $43.1 million and $34.4 million for the six months ended June 30, 2006 and 2005, respectively.

5. Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2006 and 2005 (in thousands):

	Six months ended June 30, (in thousands)
	2006	2005
Investment in real estate funded with other assets	$5,000	$—

Acquisition and advisory fees applied to investments	$1,328	$1,587

Accrued capital expenditures and deferred lease costs	$8,071	$3,291

Write-off of fully amortized intangible lease assets	$9,694	$—

Write-off of fully amortized deferred lease costs	$1,298	$—

Write-off of fully amortized intangible lease liabilities	$6,107	$—

Discounts applied to issuance of common stock	$643	$3,931

Discounts reduced as a result of redemptions of common stock	$1,475	$3,360

Accrued redemptions of common stock	$99	$40,296

Redeemable common stock	$92,971	$103,317

6. Related-Party Transactions

Asset Advisory Agreement

Effective January 1, 2005, Wells REIT entered into the Asset Management Advisory Agreement (the “Asset Advisory Agreement”) with Wells Management Company, Inc. (“Wells Management”). Under the terms of the Asset Advisory Agreement, Wells REIT is obligated to pay asset advisory fees to Wells Management for, among other things:

•	serving as Wells REIT’s investment and financial advisor;

•	managing the day-to-day operations of Wells REIT;

•	formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and

•	providing certain accounting, SEC compliance, and other administrative services for Wells REIT.

The fee for these services is payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties owned by Wells REIT plus its interest in properties held through joint ventures. This fee is reduced by (i) tenant reimbursed property management fees paid to Wells Management, and (ii) in the event that Wells Management retains an independent third-party property manager to manage one or more properties currently being managed by Wells Management, the amount of property management fees paid to such third-party property managers. At the option of Wells Management, up to 10% of such monthly fee may be paid in shares of common stock of Wells REIT. For the three months ended June 30, 2006 and 2005, Wells REIT incurred approximately $6.5 million and $5.5 million of such fees, respectively, of which $0 and approximately $0.1 million are included in income from discontinued operations, and the remainder is recorded as asset and property management fees — related party. For the six months ended June 30, 2006 and 2005, Wells REIT incurred approximately $11.9 million and $11.6 million of such fees, respectively, of which $0 and approximately $0.4 million are included in income from discontinued operations, and the remainder is recorded as asset and property management fees — related party.

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

Wells REIT incurred no disposition, incentive, or listing fees during the six months ended June 30, 2006. However, on February 21, 2005, the board of directors of Wells REIT approved a subordinated disposition fee of 0.33% of the gross sale price of the properties sold as part of the 27-property sale in April 2005 to be paid to Wells Management as a result of the closing of this transaction. Since the conditions above have not been met at this time, this fee was not paid at the closing of the property sale but will be paid only in the event and at the time that the conditions are met.

The Asset Advisory Agreement has a one-year term and automatically renews unless either side gives notice of its intent not to renew. In addition, either party may terminate the Asset Advisory Agreement upon 60 days’ written notice. During the quarter ended June 30, 2006, Wells REIT’s board of directors and Wells Management agreed to renew the existing Asset Advisory Agreement for the remainder of calendar year 2006 with stipulations that: (i) the fair market value defined in the Asset Advisory Agreement is to be based on the most recent net asset valuation performed on Wells REIT’s properties, and (ii) for 2006, a credit of $1.2 million shall be applied against asset advisory fees.

Acquisition Advisory Agreement

Effective January 1, 2005, Wells REIT entered into the Acquisition Advisory Agreement with Wells Capital. Under the terms of the Acquisition Advisory Agreement, Wells REIT is obligated to pay a fee to Wells Capital for services relating to, among other things, capital-raising functions; the investigation, selection, and acquisition of properties; and certain transfer agent and stockholder communication functions. The fee payable to Wells Capital under the Acquisition Advisory Agreement is 3.5% of aggregate gross proceeds raised from the sale of shares of Wells REIT, exclusive of proceeds received from Wells REIT’s dividend reinvestment plan used to fund repurchases of shares of common stock pursuant to Wells REIT’s share redemption program. On November 15, 2005, the board of directors approved an amendment to the dividend reinvestment plan to, among other things, eliminate acquisition and advisory fees on shares sold under this plan beginning in September 2006.

Acquisition and advisory fees and acquisition expenses are shown below for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Acquisition and advisory fees and reimbursement of acquisition expenses	$0	$0	$1,328	$1,587

Property Management Agreement

Effective January 1, 2005, Wells REIT entered into the Master Property Management, Leasing, and Construction Management Agreement (the “Property Management Agreement”) with Wells Management. Under the Property Management Agreement, Wells REIT has retained Wells Management to manage, coordinate the leasing of, and manage construction activities related to certain properties of Wells REIT. Any amounts currently paid under the Property Management Agreement for properties that were managed by Wells Management on December 31, 2004 under its prior Asset/Property Management Agreement (the “Existing Portfolio Properties”) have the economic effect of reducing amounts payable for asset advisory services as a credit to amounts due under the Asset Advisory Agreement with respect to such properties. Management and leasing fees payable to Wells Management for properties to be acquired in the future are required to be specified in an amendment to the Property Management Agreement, which must be approved by Wells REIT’s board of directors and will be payable in addition to fees payable pursuant to the Asset Advisory Agreement. Wells REIT anticipates that fees for the management and leasing of properties, other than Existing Portfolio Properties, will be generally consistent with the descriptions set forth below:

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

Salary and Operating Expense Reimbursements

Under the Asset Advisory Agreement, the Acquisition Advisory Agreement, and the Property Management Agreement, Wells REIT is required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who are directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for such employee-related expenses may not exceed $8.2 million in the aggregate during any fiscal year. Wells REIT incurred approximately $1.9 million and $2.4 million in such reimbursements for the three months ended June 30, 2006 and 2005, respectively, and $3.8 million and $4.8 million for the six months ended June 30, 2006 and 2005, respectively. Of such total reimbursements, $0 and approximately $0.1 million is included in discontinued operations for the three months ended June 30, 2006 and 2005, respectively, and $0 and approximately $0.3 million is included in income from discontinued operations for the six months ended June 30, 2006 and 2005, respectively (See Note 3). Of the total employee-related expense reimbursements mentioned above, approximately $0.2 million and $0.3 million were reimbursable by tenants under the terms of their individual lease agreements for the three months ended June 30, 2006 and 2005, respectively, and approximately $0.4 million and $0.5 million were reimbursable by tenants for the six months ended June 30, 2006 and 2005, respectively. Additionally, Wells REIT incurred approximately $53,000 and $96,000 in non-salary administrative reimbursement fees for the three months ended June 30, 2006 and 2005, respectively, and $128,000 and $304,000 for the six months ended June 30, 2006 and 2005, respectively. The aforementioned reimbursements are included in general and administrative expenses in the accompanying consolidated statements of income.

Dealer-Manager Agreement

Wells REIT maintains a dealer-manager agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS performs dealer-manager services for offerings of Wells REIT shares pursuant to its dividend reinvestment plan. For these services, WIS earns selling commissions of 5% of gross offering proceeds raised pursuant to Wells REIT’s dividend reinvestment plan, of which in excess of 99% has been reallowed to participating broker dealers for the periods presented below. On November 15, 2005, the board of directors approved an amendment to the dividend reinvestment plan to, among other things, eliminate selling commissions on shares sold under this plan beginning in September 2006. The amount of commissions incurred and payable to WIS is shown below for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Commissions	$1,850	$1,851	$3,700	$4,064

Assignment of Related-Party Agreements

On December 21, 2005, Wells Capital and Wells Management assigned their respective rights to receive certain fees and reimbursements to Wells Advisory Services I, LLC (“WASI”), an entity affiliated with and controlled by Wells Management and Wells Capital. Effective February 15, 2006, Wells Management further assigned rights to receive certain fees and reimbursements under its Property Management Agreement with Wells REIT to WASI. Accordingly, Wells REIT pays acquisition and advisory fees, asset advisory fees, property management fees, and administrative reimbursements to WASI.

Due from Affiliate

Due from affiliate is comprised of the following items due from WASI or its affiliates as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Property insurance reimbursements	$156	$155
Other	4	60

	$160	$215

Due to Affiliates

Due to affiliates is comprised of the following items due to WASI or its affiliates as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Asset advisory fees	$—	$1,572
Acquisition and advisory fees	—	1,157
Salary reimbursements	512	1,156
Other operating expense reimbursements	163	282

	$675	$4,167

Economic Dependency

Wells REIT has engaged WASI and its affiliates, including Wells Capital, Wells Management and WIS, to provide certain services that are essential to Wells REIT, including asset management services, supervision of the management and leasing of properties owned by Wells REIT, asset acquisition and disposition services, the sale of shares of Wells REIT’s common stock pursuant to its dividend reinvestment plan, as well as other administrative responsibilities for Wells REIT including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, Wells REIT is dependent upon WASI, Wells Capital, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WASI, Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2006, Wells REIT believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

7. Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expend certain amounts of capital to expand an existing property, to construct on adjacent property, or to provide other expenditures for the benefit of the tenant. At June 30, 2006, no tenants have exercised any such material options that have not been fully satisfied.

Tennessee Excise Tax Contingency

On June 16, 2006, Wells OP received a notice of assessment from the Tennessee Department of Revenue related to excise taxes due for the calendar years ended December 31, 2002 through 2004. The Tennessee Department of Revenue allows partnerships owned by REITs, such as Wells OP, to deduct income or gains from their taxable income to the extent that such deducted income is included in the federal taxable income of the owner REIT. To be eligible for this deduction, the owner REIT must be subject to and file a franchise and excise tax return in the state of Tennessee. A REIT is subject to excise taxes if, among other things, it meets the requirement for “doing business in Tennessee”, as provided for in the Tennessee Code Annotation Section 67-4-2004(9)(A). The notice of assessment contends that Wells REIT did not meet this requirement from 2002 through 2004 and, as such, owes additional taxes and interest of approximately $1 million. Consistent with other REITs that received similar notices, Wells REIT believes that it met the requirement for “doing business in Tennessee” from 2002 through 2004 based on the provisions of the law and by virtue of its general partnership interest in Wells OP which has ownership in properties and interests in properties located in the state of Tennessee.

Negotiations and discussions with the Tennessee Department of Revenue related to the intent and interpretation of the “doing business in Tennessee” requirement under the franchise and excise laws are ongoing. Accordingly, Wells REIT is unable to estimate the amount of excise taxes that will be payable to the Tennessee Department of Revenue at this time. Wells REIT has concluded that the prospect of incurring these charges has not yet risen to a probable level of likelihood. As such, pursuant to FASB Statement No. 5, no reserves have been provided for in the accompanying consolidated financial statements. Effective July 1, 2006, the Tennessee Department of Revenue revoked the option for partnerships owned by REIT’s to deduct income or gains generated from properties located in the state of Tennessee, subject to certain limitations. As such, Wells REIT intends to provide reserves for future Tennessee excise taxes as appropriate.

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

8. Subsequent Events

Reallocation of Shares Reserved for Redemption

On July 18, 2006, the board of directors of Wells REIT reduced the number of shares held by investors that are available for redemption upon death and required minimum distribution redemptions (“Death and RMD Redemptions”) for calendar year 2006 by such amount as may be necessary or required to enable Wells REIT to accommodate all ordinary redemptions made through the month of August 2006. However, the total number of shares held by investors that are available for all 2006 calendar year redemptions, ordinary or otherwise, remains unchanged. The board of directors of Wells REIT further made the determination that requests would not be fulfilled for ordinary redemptions for the remainder of calendar year 2006 after the completion of the August 2006 share redemptions. Therefore, all ordinary redemption requests received after August 31, 2006 will be deferred until the beginning of the next calendar year.

Property Under Contract

On August 4, 2006, Wells REIT entered into a purchase and sale agreement to purchase two office buildings containing approximately 386,000 aggregate rentable square feet located in Irving, Texas, for a gross purchase price of approximately $60.8 million, exclusive of closing costs. In connection with the execution of the agreement, Wells REIT paid a deposit of $0.6 million to an escrow agent, which will be applied to the purchase price at closing.

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

We expect that our primary source of future cash flows will be cash flows generated from the operations of our properties and additional distributions from our unconsolidated joint ventures. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, our expectations of future cash flows and our determination of near-term cash needs for capital improvements, tenant re-leasing, share redemptions, and debt repayments. Due to differences in the timing of cash receipts and cash payments for operations, we may periodically borrow funds on a short-term basis to meet our dividend payment schedule. We also anticipate that we may be able to generate additional cash flows through the selective and strategic sale of certain of our operating properties and, from time to time, may return net proceeds from the sale of such properties to our stockholders in the form of special distributions.

Short-Term Liquidity and Capital Resources

During the six months ended June 30, 2006, we generated approximately $124.8 million of cash flows from operating activities, primarily from receipts of rental income less payments for property operating costs, asset and property management fees, general and administrative expenses, and interest expense. From cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $134.7 million during the six months ended June 30, 2006. During the six months ended June 30, 2006, we used proceeds from our line of credit and notes payable and the issuance of common stock under our dividend reinvestment plan to fund capital expenditures, including the acquisition of the 400 Bridgewater Building, and redemptions of our common stock of approximately $148.0 million, of which approximately $48.8 million related to shares that were tendered for redemption, but unredeemed, as of December 31, 2005 due to certain program restrictions.

During the six months ended June 30, 2006, we used net cash flows from financing activities of approximately $27.0 million, primarily as a result of paying dividends of approximately $134.7 million and redeeming approximately $148.0 million of common stock, of which approximately $48.8 million related to shares that were tendered for redemption, but unredeemed, as of December 31, 2005 due to certain program restrictions, partially offset by taking out net new borrowings under our lines of credit and notes payable of $184.6 million. These net borrowings included proceeds from our new fixed-rate credit facilities of $150.0 million used to repay amounts outstanding on our lines of credit of approximately $128.9 million and to pay off the Merck Construction Loan of approximately $21.1 million. We also received proceeds of approximately $75.5 million through the issuance of common stock under our dividend reinvestment plan.

We believe that cash on hand and tenant receivables are sufficient to cover our working capital needs, including accounts payable and accrued expenses, accrued capital expenditures, and cash due to affiliates for an aggregate amount of approximately $72.4 million. We expect to use substantially all of our future operating cash flows to pay dividends to stockholders and to use cash on hand and third-party borrowings to fund capital expenditures.

Long-Term Liquidity and Capital Resources

We expect that our future sources of capital will be derived from net cash flows from property operations, proceeds from secured or unsecured financings from banks and other lenders, shares issued under our dividend reinvestment plan, net of share redemptions, and the selective and strategic sale of properties.

We anticipate that our primary future long-term liquidity requirements will include, but not be limited to, making scheduled debt service payments, and funding renovations, expansions, and other significant capital improvements for our properties. Specifically, over the next five years, we currently estimate funding capital expenditures necessary for the properties currently in our portfolio of approximately $374.5 million, including tenant improvements, leasing commissions, and building improvements.

We currently expect to use substantially all future net cash flows generated from operations to pay dividends and, therefore, expect to fund future capital expenditures for the properties currently in our portfolio primarily with proceeds from third-party borrowings. Proceeds raised from the sale of shares under our dividend reinvestment plan, in excess of amounts used to fund share redemptions or from the sale of selected properties, may also be utilized for capital improvements or expansion at our properties, or to fund or partially fund new property acquisitions.

While we do not believe that future cash flows provided by operations will be lower due to lower returns on properties, future dividends paid at current levels are not guaranteed. Our cash flows from operations depends significantly on market rents and the ability of our tenants to make rental payments. We believe that the diversity of our tenant base and the concentration in our portfolio of highly creditworthy tenants help to mitigate the risk of our tenants defaulting on their leases. However, general economic downturns, or downturns in one or more of our core markets, could adversely impact the ability of our tenants to make their lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flows, and consequently our ability to meet capital needs, could adversely affect our ability to pay dividends in the future. As of July 31, 2006, we have approximately $123.1 million of current borrowing capacity under our existing credit facilities.

Contractual Commitments and Contingencies

As of June 30, 2006, our contractual obligations are as follows (in thousands):

		Payments Due During the Years Ending December 31,
	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
Outstanding debt obligations (1)	$1,220,582	$1,293	$209,898	$2,783	$1,006,608
Operating lease obligations	65,207	282	1,127	1,193	62,605

Total	$1,285,789	$1,575	$211,025	$3,976	$1,069,213

(1)

Amounts include principal payments only. We made interest payments of $43.1 million during the six months ended June 30, 2006 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Overview

As of June 30, 2006, we owned interests in 84 real estate properties that were approximately 95% leased. The operations of properties that have been sold are classified as discontinued operations in the accompanying consolidated statements of income for each of the periods presented (see Note 3 to the accompanying consolidated financial statements). Our results from real estate operating income have not changed significantly for each period presented, primarily as a result of the stable nature of our portfolio. Rental revenues are generally based on long-term leases that do not allow for significant increases in rental income and do not expire in the near term. Additionally, while we do not expect a significant increase in operating expenses at our properties, to the extent that operating expenses do increase, the majority of our in-place leases have clauses that require the tenants to bear the majority of the burden of such increases. Absent significant changes in our financing structure or the size of our portfolio, we expect income from real estate operations to be comparable in future periods, as compared to the six months ended June 30, 2006.

Comparison of the three months ended June 30, 2005 versus the three months ended June 30, 2006

Continuing Operations

Rental income increased from $109.2 million for the three months ended June 30, 2005 to $110.7 million for the three months ended June 30, 2006. Substantially all of this increase relates to properties acquired or developed subsequent to March 31, 2005. Tenant reimbursements remained relatively stable at $31.9 million for the three months ended June 30, 2005, as compared to $31.7 million for the three months ended June 30, 2006. Changes to tenant reimbursements relate primarily to certain tenant vacancies, partially offset by reimbursement for tenant-requested services at our properties.

Lease termination income decreased from approximately $3.5 million for the three months ended June 30, 2005 to approximately $1.3 million for the three months ended June 30, 2006. Income for the three months ended June 30, 2005 relates primarily to the termination of the Novartis lease at the Novartis Atlanta Building. The income for the three months ended June 30, 2006 relates mainly to consideration received for the reduction of leased space at the Agilent Atlanta property. Lease termination income for the three months ended June 30, 2006 is not expected to be comparable to future periods, as such income will be dependent upon the execution of lease termination and/or modification agreements that are deemed to be in the best interest of the portfolio over the long-term.

Property operating expenses increased from $44.9 million for the three months ended June 30, 2005 to $48.2 million for the three months ended June 30, 2006. This increase relates primarily to increases in certain tenant reimbursable expenses including utilities, property taxes, and tenant-requested services, and additional costs related to properties acquired or developed subsequent to March 31, 2005. Tenant reimbursement income did not fluctuate commensurate with the increase in property operating costs, primarily due to limitations and/or conditions under which such costs are reimbursable pursuant to the affected leases. Property operating costs represented approximately 32% and 34% of total rental income and tenant reimbursements for the three months ended June 30, 2005 and 2006, respectively.

Asset and property management fees increased from $6.8 million for the three months ended June 30, 2005 to $7.9 million for the three months ended June 30, 2006. This increase is primarily attributable to a change in the basis on which asset management fees are calculated, partially offset by an annualized reduction of $1.2 million for 2006 that was negotiated in connection with the renewal of our Asset Advisory Agreement in the second quarter of 2006 (see Note 6 to the accompanying consolidated financial statements). Asset management fees have been calculated for 2006 based on a fixed percentage of the fair market value, as defined, of Wells REIT’s properties according to a net asset valuation performed as of September 30, 2005. The aggregate net asset values of Wells REIT’s properties as of September 30, 2005 exceed the aggregate original purchase prices of such assets on which the calculation of asset management fees were based prior to 2006. Asset and property management fees as a percentage of total rental income and tenant reimbursements were approximately 5% for the three months ended June 30, 2005 and approximately 6% for the three months ended June 30, 2006.

Lease termination expense increased from approximately $1.1 million for the three months ended June 30, 2005 to approximately $1.4 million for the three months ended June 30, 2006, which represents the write-off of lease-related assets and liabilities associated with the terminations described in the lease termination income section above. We do not expect these charges will be comparable to future periods, as this expense will be dependent upon the execution of any such future agreements.

Depreciation expense increased from $22.0 million for the three months ended June 30, 2005 to $22.8 million for the three months ended June 30, 2006. Substantially all of this increase relates to properties acquired or developed subsequent to March 31, 2005. Depreciation expense represented approximately 16% of rental income and tenant reimbursements for the three months ended June 30, 2005 and 2006.

Amortization expense increased from $16.1 million for the three months ended June 30, 2005 to $17.2 million for the three months ended June 30, 2006. Substantially all of this increase relates to acquiring properties subsequent to March 31, 2005 and recognizing a full period of amortization of costs associated with 2005 re-leasing activities for our other properties. Amortization expense increased at a higher rate than depreciation expense because the amortization period is generally the individual lease term, which is typically shorter than the useful lives over which real estate assets are depreciated.

General and administrative expense remained stable at $5.1 million for the three months ended June 30, 2005 and $5.3 million for the three months ended June 30, 2006. General and administrative expense represents approximately 4% of total rental and tenant reimbursement income for the three months ended June 30, 2005 and 2006.

During the three months ended June 30, 2005, we recognized an impairment loss of approximately $16.1 million as a result of reducing the intended holding period for the IRS Long Island Building. The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005 for approximately all of the space which became available in July 2005, and the assessment of the leasing assumptions for this building, including market rents and the related costs and down-time necessary to complete the re-leasing. During the three months ended June 30, 2006, we recognized a casualty loss of approximately $0.1 million, which represents the unrecoverable costs associated with fire damage at the 4250 North Fairfax Arlington Building.

Interest expense increased from $12.4 million for the three months ended June 30, 2005 to $15.3 million for the three months ended June 30, 2006 due to higher average amounts of borrowings outstanding and higher weighted-average interest rates during the second quarter of 2006, as compared to the second quarter of 2005. Absent additional borrowings or other changes to our financing structure, we expect that a significant portion of our future interest expense will be comparable to current amounts, as the majority of borrowings are under long-term, fixed-rate debt facilities. As of June 30, 2006, only $56.6 million, or 5%, of our outstanding debt, includes variable-rate lines of credit, which have exposure to rising interest rates.

Interest and other income decreased from $4.1 million for the three months ended June 30, 2005 to $0.5 million for the three months ended June 30, 2006. The amount of interest income in each period represents interest earned on the cash generated from operations and the sale of real estate assets. Cash on hand was significantly greater during the three months ended June 30, 2005, as compared to the three months ended June 30, 2006, due to holding net proceeds generated from the 27-property portfolio sale on April 13, 2005, which were distributed to stockholders on June 14, 2005. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be consistent with the amount earned during the three months ended June 30, 2005.

Equity in income of unconsolidated joint ventures decreased from $12.4 million for the three months ended June 30, 2005 to $0.6 million for the three months ended June 30, 2006. This decrease is primarily attributable to gains recognized on the sale of four unconsolidated joint ventures as a result of the 27-property portfolio sale during the three months ended June 30, 2005. Absent future dispositions or unexpected changes in the operations of the underlying properties, we expect future equity in income of unconsolidated joint ventures to be comparable to equity in income of unconsolidated joint ventures recognized for the three months ended June 30, 2006.

Income from continuing operations per share was $0.08 and $0.06 for the three months ended June 30, 2005 and 2006, respectively. The decrease is primarily attributable to the gain recognized on the sale of properties owned through unconsolidated joint ventures included in the April 2005 portfolio sale, the increase in interest expense described above, and the decrease in interest income described above, partially offset by the impairment loss recognized on the IRS Long Island Building in 2005. Absent significant changes to our tenant base, credit quality, financing structure, or weighted-average common shares outstanding, we do not expect net income from continuing operations to fluctuate significantly in the near-term.

Discontinued Operations

We have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $179.8 million and $2.0 million for the three months ended June 30, 2005 and 2006, respectively. These amounts consist entirely of operations from the 23 wholly owned properties included in the 27-property sale that closed in April 2005, the IRS Daycare Building that sold in April 2006, as well as the Northrop Grumman Building, which was classified as held for sale as of June 30, 2006 (see Note 3 to the accompanying consolidated financial statements). We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and completion of future property dispositions.

Comparison of the six months ended June 30, 2005 versus the six months ended June 30, 2006

Continuing Operations

Rental income increased from $218.9 million for the six months ended June 30, 2005 to $220.4 million for the six months ended June 30, 2006. Substantially all of this increase relates to properties acquired or developed subsequent to December 31, 2004. Tenant reimbursements remained relatively stable at $63.6 million for the six months ended June 30, 2005, as compared to $63.4 million for the six months ended June 30, 2006. The change in tenant reimbursements relates primarily to certain tenant vacancies, partially offset by reimbursement for tenant-requested services at certain of our properties.

Lease termination income decreased from approximately $4.3 million for the six months ended June 30, 2005, to approximately $1.3 million for the six months ended June 30, 2006. Income for the six months ended June 30, 2005 relates primarily to the termination of the Novartis lease at the Novartis Atlanta Building and to the termination of the Motorola, Inc. lease at the River Corporate Center Building. Lease termination income for the six months ended June 30, 2006 is not expected to be comparable to future periods, as such income will be dependent upon the execution of lease termination and/or modification agreements that are deemed to be in the best interest of the portfolio over the long-term.

Property operating expenses increased from $89.8 million for the six months ended June 30, 2005 to $95.6 million for the six months ended June 30, 2006. This increase relates primarily to increases in certain tenant reimbursable expenses including utilities, property taxes, and tenant-requested services, and additional costs related to properties acquired or developed subsequent to December 31, 2004. Tenant reimbursement income did not fluctuate commensurate with the increase in property operating costs, primarily due to limitations and/or conditions under which such costs are reimbursable pursuant to the affected leases. Property operating costs represented approximately 32% and 34% of total rental income and tenant reimbursements for the six months ended June 30, 2005 and 2006, respectively.

Asset and property management fees increased from $14.0 million for the three months ended June 30, 2005 to $14.6 million for the six months ended June 30, 2006. This increase is primarily attributable to a change in the basis on which asset management fees are calculated, partially offset by an annualized reduction of $1.2 million for 2006 that was negotiated in connection with the renewal of the Asset Advisory Agreement with Wells Management in the second quarter of 2006 (see Note 6 to the accompanying consolidated financial statements). Asset management fees have been calculated for 2006 based on a fixed percentage of the fair market value, as defined, of our properties according to a net asset valuation performed as of September 30, 2005. The aggregate net asset values of our properties as of September 30, 2005 exceed the aggregate original purchase prices of such assets on which the calculation of asset management fees were based prior to 2006. Asset and property management fees as a percentage of total rental and tenant reimbursement income were approximately 5% for the six months ended June 30, 2005 and 2006.

Lease termination expense increased from approximately $1.2 million for the six months ended June 30, 2005 to approximately $1.4 million for the six months ended June 30, 2006, which represents the write-off of lease-related assets and liabilities associated with the terminations described in the lease termination income section above. We do not expect these charges will be comparable to future periods, as this expense will be dependent upon the execution of any such future agreements.

Depreciation expense increased from $43.6 million for the six months ended June 30, 2005 to $45.6 million for the six months ended June 30, 2006. Substantially all of this increase relates to properties acquired or developed subsequent to December 31, 2004. Depreciation expense represented approximately 15% and 16% of rental income and tenant reimbursements for the six months ended June 30, 2005 and 2006, respectively.

Amortization expense increased from $32.2 million for the six months ended June 30, 2005 to $34.5 million for the six months ended June 30, 2006. Substantially all of this increase relates to acquiring properties subsequent to December 31, 2004 and recognizing a full period of amortization of costs associated with 2005 re-leasing activities for our other properties. Amortization expense increased at a higher rate than depreciation expense because the amortization period is generally the individual lease term, which is typically shorter than the useful lives over which real estate assets are depreciated.

General and administrative expense remained stable at $8.9 million for the six months ended June 30, 2005 and $8.7 million for the six months ended June 30, 2006. General and administrative expense represents approximately 3% of total rental and tenant reimbursement income for the six months ended June 30, 2005 and 2006.

During the six months ended June 30, 2005, we recognized an impairment loss of approximately $16.1 million as a result of reducing the intended holding period for the IRS Long Island Building. The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the year ended June 30, 2005 for approximately all of the space which became available in July 2005, and the assessment of the leasing assumptions for this building, including market rents and the related costs and down-time necessary to complete the re-leasing. During the six months ended June 30, 2006, we recognized a casualty loss of approximately $0.1 million, which represents the unrecoverable costs associated with fire damage at the 4250 North Fairfax Arlington Building.

Interest expense increased from $23.1 million for the six months ended June 30, 2005 to $29.5 million for the six months ended June 30, 2006 due to higher average amounts of borrowings outstanding and higher weighted-average interest rates during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. Absent additional borrowings or other changes to our financing structure, we expect that a significant portion of our future interest expense will be comparable to current amounts, as the majority of borrowings are under long-term, fixed-rate debt facilities. As of June 30, 2006, only $56.6 million, or 5%, of our outstanding debt, includes variable-rate lines of credit, which have exposure to rising interest rates.

Interest and other income decreased from $4.5 million for the six months ended June 30, 2005 to $1.0 million for the six months ended June 30, 2006. The amount of interest income in each period represents interest earned on the cash generated from operations and the sale of real estate assets. Cash on hand was significantly greater during the six months ended June 30, 2005, as compared to the six months ended June 30, 2006, due to holding net proceeds generated from the 27-property portfolio sale on April 13, 2005, which were distributed to stockholders on June 14, 2005. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand and is not expected to be consistent with the amount earned during the six months ended June 30, 2005.

Equity in income of unconsolidated joint ventures decreased from $13.8 million for the six months ended June 30, 2005 to $1.2 million for the six months ended June 30, 2006. This decrease is primarily attributable to gains recognized on the sale of four unconsolidated joint ventures as a result of the 27-property portfolio sale during the six months ended June 30, 2005. Absent future dispositions or unexpected changes in the operations of the underlying properties, we expect future equity in income of unconsolidated joint ventures to be comparable to equity in income of unconsolidated joint ventures recognized for the six months ended June 30, 2006.

Income from continuing operations per share was $0.16 and $0.12 for the six months ended June 30, 2005 and 2006, respectively. The decrease is primarily attributable to the gain recognized on the sale of properties owned through unconsolidated joint ventures included in the April 2005 portfolio sale, the increase in interest expense, and the decrease in interest income described above, partially offset by the impairment loss recognized on the IRS Long Island Building in 2005. Absent significant changes to our tenant base, credit quality, financing structure, or weighted-average common shares outstanding, we do not expect net income from continuing operations to fluctuate significantly in the near-term.

Discontinued Operations

We have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $190.8 million and $2.8 million for the six months ended June 30, 2005 and 2006, respectively. These amounts consist entirely of operations from the 23 wholly owned properties included in the 27-property sale that closed in April 2005, the IRS Daycare Building that sold in April 2006, as well as the Northrop Grumman Building, which was classified as held for sale as of June 30, 2006 (see Note 3 to the accompanying consolidated financial statements). We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and completion of future property dispositions.

Funds From Operations

Funds from operations (“FFO”) is a non-GAAP financial measure and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO is a beneficial indicator of the performance of an equity REIT. Specifically, FFO calculations exclude factors such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trust (“NAREIT”) definition. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do.

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses. Reconciliations of net income to FFO are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$28,394	$216,152	$59,741	$266,876
Add:
Depreciation of real assets	23,033	22,342	46,321	46,314
Depreciation and amortization — unconsolidated partnerships	646	652	1,254	1,473
Amortization of lease-related costs	17,517	17,010	34,831	34,735
Subtract:
Gain on sale of properties — wholly owned	(1,184)	(177,382)	(1,184)	(177,386)
Gain on sale of properties — unconsolidated partnerships	—	(11,765)	—	(11,952)

FFO	$68,406	$67,009	$140,963	$160,060

Weighted-average shares outstanding	461,064	464,067	462,519	468,934

Set forth below is additional information related to certain cash and noncash items included in or excluded from net income above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see the accompanying consolidated statements of cash flows for detail of our operating, investing, and financing cash activities.

Noncash Items Included in Net Income:

•

In accordance with the NAREIT definition, nonrecurring charges that are not classified as extraordinary items, such as impairment losses, are included in the calculation of FFO. As such, the impairment loss on real estate assets of approximately $16.1 million, recognized in the second quarter of 2005 related to the IRS Building, is included in net income as well as FFO for the respective periods above. Impairment losses are noncash expenses, and accordingly, do not impact cash flows available for operating activities;

•

In accordance with GAAP, we recognized straight-line rental revenues of approximately $3.3 million and $5.1 million during the three months ended June 30, 2006 and 2005, respectively, and $6.5 million and $10.0 million for the six months ended June 30, 2006 and 2005, respectively.

•

The amortization of deferred financing costs totaled approximately $0.5 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2006 and 2005, respectively; and

•

The amortization of above-market and below-market in-place leases recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.1 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, and $0.9 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

Cash Item Excluded from Net Income:

•

Master lease payments under various lease arrangements are not reflected in our net income. Such payments of $0.7 million and $0 for the three and six month periods ended June 30, 2006, and 2005, respectively, relate to previous acquisitions. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no material impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at June 30, 2006.

Related-Party Transactions and Agreements

We have entered into agreements with our advisors, Wells Capital and Wells Management, and their affiliates whereby we pay certain fees and reimbursements to Wells Capital, or its affiliates, for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. See Note 6 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements and fees.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements

•	Tennessee Excise Tax Contingency

•	Litigation

Subsequent Events

Reallocation of Shares Reserved for Redemption

On July 18, 2006, our board of directors reduced the number of shares held by investors that are available for redemption upon death and required minimum distribution redemptions (“Death and RMD Redemptions”) for calendar year 2006 by such amount as may be necessary or required to enable us to accommodate all ordinary redemptions made through the month of August 2006. However, the total number of shares held by investors that are available for all 2006 calendar year redemptions, ordinary or otherwise, remains unchanged. Our board of directors further made the determination that requests would not be fulfilled for ordinary redemptions for the remainder of calendar year 2006 after the completion of the August 2006 share redemptions. Therefore, all ordinary redemption requests received after August 31, 2006 will be deferred until the beginning of the next calendar year.

Property Under Contract

On August 4, 2006, we entered into a purchase and sale agreement to purchase two office buildings containing approximately 386,000 aggregate rentable square feet located in Irving, Texas, for a gross purchase price of approximately $60.8 million, exclusive of closing costs. In connection with the execution of the agreement, we paid a deposit of $0.6 million to an escrow agent, which will be applied to the purchase price at closing.

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

As of June 30, 2006, substantially all of our outstanding debt is subject to fixed interest rates. Our total outstanding debt, including draws under our line of credit mentioned below, has an average interest rate of approximately 5.23% per annum with expirations ranging from 2007 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of June 30, 2006, the draws outstanding under our $85 Million Secured Line of Credit and our $50.0 Million Secured Line of Credit are based on variable interest rates. As of June 30, 2006, the amounts outstanding under the lines of credit are $56.5 million and $0.1 million, respectively, and both facilities have a stated variable interest rate of LIBOR plus 1.5% per annum. To the extent that we borrow funds in the future under our variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2006 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended June 30, 2006, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

(c)	During the quarter ended June 30, 2006, we redeemed shares pursuant to our share redemption program as follows (in thousands, except per-share amounts):

Period	Approximate Number of Shares Redeemed	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2006 Under the Plan
April 2006	1,493	$8.38	$87,426
May 2006	2,634	$8.38	$65,352
June 2006	2,334	$8.38	$45,794	(1)

(1)

The maximum dollar amount remaining as of June 30, 2006 for redemptions pursuant to our share redemption program in future periods is approximately $93.0 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. The total shares held by investors that are available for redemption during calendar year 2006 is approximately 23.3 million shares, which will be redeemed at a price equal to the lesser of (i) $10 per share or (ii) the purchase price per share actually paid, less in both instances any amounts previously distributed to stockholders attributable to net sales proceeds from the sale of our properties (currently $1.62 per share). Of these total shares available for redemption in calendar year 2006, our board of directors has made the determination that requests would not be fulfilled for ordinary redemptions for the remainder of calendar year 2006 after the completion of August 2006 share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There were no defaults with respect to any of our indebtedness during the second quarter of 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

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