Form 10-Q
period 2006-09-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2006-11-08
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Number of shares outstanding of the registrant’s

only class of common stock, as of October 31, 2006: 461,846,838 shares

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust, Inc. (“Wells REIT” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to Wells REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2005. Wells REIT’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	(Unaudited) September 30, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$637,069	$619,664
Buildings and improvements, less accumulated depreciation of $372,462 and $309,406 as of September 30, 2006 and December 31, 2005, respectively	3,117,422	3,117,247
Intangible lease assets, less accumulated amortization of $131,436 and $104,299 as of September 30, 2006 and December 31, 2005, respectively	225,728	235,410
Construction in progress	30,435	20,734

Total real estate assets	4,010,654	3,993,055

Investments in unconsolidated joint ventures	57,231	58,817
Cash and cash equivalents	37,268	48,973
Due from unconsolidated joint ventures	950	931
Due from affiliate	180	215
Tenant receivables, net of allowance for doubtful accounts of $1,518 and $689 as of September 30, 2006 and December 31, 2005, respectively	108,937	98,259
Prepaid expenses and other assets	19,775	22,124
Deferred financing costs, less accumulated amortization of $6,460 and $5,099 as of September 30, 2006 and December 31, 2005, respectively	9,816	10,233
Deferred lease costs, less accumulated amortization of $72,125 and $51,857 as of September 30, 2006 and December 31, 2005, respectively	184,983	165,958

Total assets	$4,429,794	$4,398,565

Liabilities:
Lines of credit and notes payable	$1,234,519	$1,036,312
Accounts payable, accrued expenses, and accrued capital expenditures	73,686	68,057
Due to affiliates	918	4,167
Deferred income	21,597	22,301
Intangible lease liabilities, less accumulated amortization of $39,807 and $34,431 as of September 30, 2006 and December 31, 2005, respectively	95,419	106,158

Total liabilities	1,426,139	1,236,995

Commitments and Contingencies	—	—

Minority Interest	5,892	5,408

Redeemable Common Stock	104,713	167,015

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 462,093,513 shares issued and outstanding as of September 30, 2006; and 469,423,177 shares issued and outstanding as of December 31, 2005	4,621	4,694
Additional paid-in capital	3,327,530	3,391,998
Cumulative distributions in excess of earnings	(334,388)	(240,530)
Redeemable common stock	(104,713)	(167,015)

Total stockholders’ equity	2,893,050	2,989,147

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,429,794	$4,398,565

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$112,004	$108,430	$332,449	$327,298
Tenant reimbursements	34,171	32,125	97,566	95,752
Lease termination income	8,439	—	9,784	4,308

	154,614	140,555	439,799	427,358

Expenses:
Property operating costs	50,460	47,430	146,109	137,184
Asset and property management fees:
Related-party	6,158	5,285	18,028	16,459
Other	1,202	1,377	3,945	4,176
Depreciation	23,311	22,046	68,910	65,679
Amortization	16,687	16,223	51,141	48,374
Lease termination expense	2,745	64	4,170	1,236
General and administrative	5,027	3,358	13,707	12,262
Casualty and impairment losses on real estate assets	—	—	100	16,093

	105,590	95,783	306,110	301,463

Real estate operating income	49,024	44,772	133,689	125,895

Other income (expense):
Interest expense	(15,582)	(13,058)	(45,120)	(36,128)
Interest and other income	949	604	1,930	5,125
Equity in income of unconsolidated joint ventures	461	538	1,623	14,354

	(14,172)	(11,916)	(41,567)	(16,649)

Income from continuing operations before minority interest	34,852	32,856	92,122	109,246

Minority interest in earnings of consolidated entities	(158)	(154)	(492)	(442)

Income from continuing operations	34,694	32,702	91,630	108,804

Discontinued operations:
Operating income	120	848	1,741	14,235
Gain on sale of real estate assets	13,434	—	14,618	177,386

Income from discontinued operations	13,554	848	16,359	191,621

Net income	$48,248	$33,550	$107,989	$300,425

Per share information - basic and diluted:
Income from continuing operations	$0.07	$0.07	$0.20	$0.23
Income from discontinued operations	0.03	0.00	0.03	0.41

Net income available to common stockholders	$0.10	$0.07	$0.23	$0.64

Weighted-average common shares outstanding – basic and diluted	459,656	461,657	461,554	466,482

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Cumulative Distributions in Excess	Redeemable Common	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	of Earnings	Stock	Income	Equity
Balance, December 31, 2004	473,486	$4,735	$4,203,918	$(283,184)	$(225,955)	$86	$3,699,600

Issuance of common stock	18,834	188	165,331	—	—	—	165,519
Redemptions of common stock	(22,897)	(229)	(217,866)	—	—	—	(218,095)
Redeemable common stock	—	—	—	—	58,940		58,940
Special distribution ($1.62 per share)	—	—	(748,526)	—	—	—	(748,526)
Dividends ($0.61 per share)	—	—	—	(286,481)	—	—	(286,481)
Commissions and discounts on stock sales	—	—	(10,488)	—	—	—	(10,488)
Other offering costs	—	—	(371)	—	—	—	(371)
Components of comprehensive income:
Net income	—	—	—	329,135	—	—	329,135
Change in value of interest rate swap	—	—	—	—	—	(86)	(86)

Comprehensive income							329,049

Balance, December 31, 2005	469,423	4,694	3,391,998	(240,530)	(167,015)	—	2,989,147

Issuance of common stock	13,574	136	113,617	—	—	—	113,753
Redemptions of common stock	(20,903)	(209)	(174,966)	—	—	—	(175,175)
Redeemable common stock	—	—	—	—	62,302	—	62,302
Dividends ($0.44 per share)	—	—	—	(201,847)	—	—	(201,847)
Commissions and discounts on stock sales	—	—	(3,075)	—	—	—	(3,075)
Other offering costs	—	—	(44)	—	—	—	(44)
Net income	—	—	—	107,989	—	—	107,989

Balance, September 30, 2006	462,094	$4,621	$3,327,530	$(334,388)	$(104,713)	$—	$2,893,050

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Nine months ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$107,989	$300,425
Operating distributions received from unconsolidated joint ventures	3,474	4,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,632	68,836
Other amortization	50,207	49,253
Lease termination expense	4,170	1,236
Casualty and impairment losses on real estate assets	100	16,093
Amortization of deferred financing costs and fair market value adjustments on notes payable	906	876
Equity in income of unconsolidated joint ventures	(1,623)	(14,354)
Minority interest in earnings of consolidated entities	493	442
Gain on sale of real estate assets	(14,618)	(177,386)
Changes in assets and liabilities:
Decrease in due from affiliate	35	21
Increase in tenant receivables, net	(12,968)	(10,453)
Increase in prepaid expenses and other assets	(11,438)	(14,904)
Increase (decrease) in accounts payable and accrued expenses	7,093	(13,073)
(Decrease) increase in due to affiliates	(2,091)	446
Decrease in deferred income	(849)	(9,605)

Net cash provided by operating activities	200,512	202,734
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(169,343)	(32,594)
Proceeds from master leases	963	—
Net sale proceeds for wholly owned properties	48,302	711,816
Net sale proceeds received from unconsolidated joint ventures	—	44,872
Investments in unconsolidated joint ventures	(284)	(439)
Acquisition and advisory fees paid	(2,485)	(2,995)
Deferred lease costs paid	(20,691)	(4,158)

Net cash (used in) provided by investing activities	(143,538)	716,502
Cash Flows from Financing Activities:
Deferred financing costs paid	(944)	(929)
Proceeds from lines of credit and notes payable	470,360	307,116
Repayments of lines of credit and notes payable	(271,698)	(159,904)
Issuance of common stock	112,796	121,157
Redemptions of common stock	(173,593)	(209,774)
Dividends paid	(201,856)	(218,418)
Special distribution	—	(748,526)
Commissions on stock sales paid	(3,700)	(6,047)
Other offering costs paid	(44)	(327)

Net cash used in financing activities	(68,679)	(915,652)
Net (decrease) increase in cash and cash equivalents	(11,705)	3,584
Cash and cash equivalents, beginning of period	48,973	39,669

Cash and cash equivalents, end of period	$37,268	$43,253

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(unaudited)

1. Organization

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, newly constructed, or have operating histories. Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership. Wells REIT is the sole general partner and possesses full legal control and authority over the operations of Wells OP. Wells Capital, Inc. (“Wells Capital”) is the sole limited partner of Wells OP. Wells OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by Wells Capital, and through certain joint ventures with parties not affiliated with Wells REIT or Wells Capital. References to Wells REIT herein shall include Wells REIT and all subsidiaries of Wells REIT, including consolidated joint ventures, Wells OP, and Wells OP’s subsidiaries. See Note 7 for additional information related to Wells Capital.

As of September 30, 2006, Wells REIT owned interests in 84 properties, either directly or through joint ventures, comprising approximately 21.2 million square feet of commercial office and industrial space located in 23 states and the District of Columbia. As of September 30, 2006, these properties were approximately 95% leased.

Since its inception, Wells REIT has completed four public offerings of common stock at $10 per share. Combined with the dividend reinvestment plan, such offerings have provided approximately $5.2 billion in total net offering proceeds. From these proceeds, Wells REIT has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and acquisition expenses; (2) approximately $477.5 million in commissions on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, Wells REIT used proceeds from debt and net offering proceeds of approximately $568.5 million to redeem shares pursuant to its share redemption program and, in one instance, to repurchase shares resulting from a legal settlement. The remaining net offering proceeds of approximately $3.9 billion were primarily used to fund the purchase of real estate assets. Wells REIT does not currently anticipate offering additional shares to the public. In addition, on June 14, 2005, Wells REIT distributed approximately $748.5 million of net sales proceeds to stockholders as a return of invested capital.

Wells REIT registered an additional 100 million shares of common stock with the Securities and Exchange Commission (the “SEC”) for issuances pursuant to its dividend reinvestment plan under a Registration Statement filed on Form S-3 (Commission File No. 333-114212), which became effective on April 5, 2004.

Wells REIT’s stock is not listed on a national exchange. However, Wells REIT’s Articles of Incorporation require Wells REIT to begin the process of liquidating its investments and distributing the resulting proceeds to the stockholders if its shares are not listed on a national exchange by January 30, 2008. Wells REIT’s Articles of Incorporation can be amended only by a proxy vote of Wells REIT’s stockholders.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full-year’s results. Wells REIT’s consolidated financial statements include the accounts of Wells REIT, Wells OP, and certain entities in which Wells REIT or Wells OP has a controlling financial interest. For further information, refer to the financial statements and footnotes included in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

In conjunction with a property acquired during the first quarter 2006, Wells REIT entered into a master lease agreement with the seller under which the seller is obligated to pay rent pertaining to certain spaces with near-term rent abatements. This master lease was established in order to mitigate the potential negative effects of lost rental income and expense reimbursements related to these spaces. Wells REIT records payments received under master lease agreements as a reduction of the basis of the underlying property rather than as rental income. Wells REIT received master lease proceeds of approximately $1.0 million during the nine months ended September 30, 2006.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 will be effective for Wells REIT beginning January 1, 2007. Wells REIT is currently assessing the provisions and evaluating the financial statement impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for Wells REIT beginning January 1, 2008. Wells REIT is currently assessing provisions and evaluating the financial statement impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for Wells REIT beginning December 31, 2006. Wells REIT does not believe the adoption of such guidance will have an impact on its consolidated financial statements.

3. Acquisitions of Real Estate Assets

On August 31, 2006, Wells REIT purchased a two-building office complex constructed in 1997 and 1998 totaling approximately 386,000 aggregate rentable square feet located on a 16.8-acre land parcel in Irving, Texas (“Las Colinas Corporate Center”). Wells REIT purchased Las Colinas Corporate Center for approximately $60.8 million, exclusive of closing costs, and it is leased to H.D. Vest, Inc. (approximately 21%), Deloitte & Touche USA LLP (approximately 14%), The Feld Group, Inc. (approximately 11%), and various other office tenants (approximately 43%). Approximately 11% of Las Colinas Corporate Center is currently vacant.

4. Dispositions of Real Estate Assets

Northrop Grumman Building

On July 6, 2006, Wells REIT sold the Northrop Grumman Building to an unaffiliated third party for approximately $45.1 million, exclusive of closing costs, and recognized a gain of approximately $13.4 million, which may be subject to change as additional information becomes available in subsequent periods.

Discontinued Operations

The results of operations for the Northrop Grumman Building (sold in July 2006), the IRS Daycare Building (sold in April 2006), and 23 wholly owned properties included in the April 2005 27-property sale are classified as discontinued operations in the accompanying consolidated statements of income. The details comprising income from discontinued operations are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$139	$1,363	$2,563	$20,299
Tenant reimbursements	(153)	(70)	86	2,797

	(14)	1,293	2,649	23,096

Expenses:
Property operating costs	(145)	(101)	109	3,499
Asset and property management fees:
Related-party	—	—	—	382
Other	—	5	3	147
Depreciation	—	476	722	3,157
Amortization	1	19	40	1,907
General and administrative	10	46	34	245

	(134)	445	908	9,337

Real estate operating income	120	848	1,741	13,759

Other income (expense):
Interest expense	—	—	—	(1,281)
Interest and other income	—	—	—	1,757
Gain on sale of real estate assets	13,434	—	14,618	177,386

	13,434	—	14,618	177,862

Income from discontinued operations	$13,554	$848	$16,359	$191,621

5. Lines of Credit and Notes Payable

As of September 30, 2006 and December 31, 2005, Wells REIT had lines of credit and notes payable outstanding as follows (in thousands):

	September 30, 2006	December 31, 2005
Secured Pooled Facility	$350,000	$350,000
Aon Center Chicago Mortgage Notes	225,000	200,000
$125.0 Million Fixed-Rate Loan	125,000	—
Leo Burnett Building Mortgage Note	120,000	120,000
WDC Mortgage Note	115,167	115,167
$105.0 Million Fixed-Rate Loan	105,000	105,000
$85.0 Million Secured Line of Credit	71,200	—
$45.0 Million Fixed-Rate Loan	45,000	45,000
3100 Clarendon Boulevard Building Mortgage Note	34,655	35,110
One Brattle Square Building Mortgage Note	27,824	28,827
1075 West Entrance Building Mortgage Note	15,673	16,108
Merck Construction Loan	—	21,100

	$1,234,519	$1,036,312

Wells REIT made interest payments, including amounts capitalized, of approximately $43.7 million and $36.5 million for the nine months ended September 30, 2006 and 2005, respectively.

On October 2, 2006, Wells REIT obtained a $42.5 million long-term, fixed-rate loan from Wachovia Bank, N.A. (the “$42.5 Million Fixed-Rate Loan”), which matures on October 11, 2016, and requires interest-only payments each month at a rate of 5.70% per annum. All principal and any unpaid interest are due on the maturity date. From the commencement date through July 2, 2016, Wells REIT may prepay the $42.5 Million Fixed-Rate Loan with a prepayment penalty fee equal to the greater of an amount calculated to maintain the lender’s yield over the term of the loan or 1% of the outstanding principal balance. From July 2, 2016 through the maturity date, Wells REIT may prepay the $42.5 million loan without a prepayment penalty. The $42.5 Million Fixed-Rate Loan is secured by mortgages on the Las Colinas Corporate Center (see Note 3 above). Wells REIT used the proceeds from the $42.5 Million Fixed-Rate Loan primarily to repay draws made on its lines of credit to fund the acquisition of Las Colinas Corporate Center.

6. Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine months ended September 30, (in thousands)
	2006	2005
Investment in real estate funded with other assets	$5,000	$—

Write-off of fully amortized intangible lease assets	$11,698	$—

Acquisition and advisory fees due to affiliate	$—	$562

Acquisition and advisory fees applied to investments	$1,328	$2,149

Prepaid and other assets assumed upon acquisition of properties	$74	$—

Write-off of fully amortized deferred lease costs	$1,400	$—

Liabilities assumed upon acquisition of properties	$1,158	$—

Accrued capital expenditures and deferred lease costs	$12,589	$1,673

Write-off of fully amortized intangible lease liabilities	$6,107	$—

Discounts applied to issuance of common stock	$957	$5,738

Discounts reduced as a result of redemptions of common stock	$1,582	$3,381

Redeemable common stock	$104,713	$133,964

7. Related-Party Transactions

Asset Advisory Agreement

Effective January 1, 2005, Wells REIT entered into the Asset Management Advisory Agreement (the “Asset Advisory Agreement”) with Wells Management Company, Inc. (“Wells Management”). Under the terms of the Asset Advisory Agreement, Wells REIT incurs asset advisory fees payable to Wells Management for, among other things:

•	serving as Wells REIT’s investment and financial advisor;

•	managing the day-to-day operations of Wells REIT;

•	formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and

•	providing certain accounting, compliance, and other administrative services for Wells REIT.

The fees for these services are payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties owned directly, plus Wells REIT’s interest in properties held through joint ventures. This fee is reduced by (i) tenant-reimbursed property management fees paid to Wells Management, and (ii) in the event that Wells Management retains an independent third-party property manager to manage one or more properties currently being managed by Wells Management, the amount of property management fees paid to such third-party property managers. At the option of Wells Management, up to 10% of such monthly fee may be paid in shares of common stock of Wells REIT. Wells REIT incurred such fees of approximately $6.2 million and $5.3 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $18.0 million and $16.5 million of such fees for the nine months ended September 30, 2006 and 2005, respectively, which are recorded as asset and property management fees-related party. Wells REIT incurred such fees of $0 for the three months ended September 30, 2006 and 2005, and $0 and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively, which are recorded within income from discontinued operations.

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

Wells REIT incurred no disposition, incentive, or listing fees during the nine months ended September 30, 2006. However, on February 21, 2005, the board of directors of Wells REIT approved a subordinated disposition fee of 0.33% of the gross sale price of the properties sold as part of the April 2005 27-property sale to be paid to Wells Management as a result of the closing of this transaction. Since the above conditions have not been met at this time, this fee was not paid at the closing of the property sale and will be paid only in the event and at the time that the conditions are met.

The Asset Advisory Agreement has a one-year term and automatically renews unless either side gives notice of its intent to not renew. In addition, either party may terminate the Asset Advisory Agreement upon 60 days’ written notice. In April 2006, Wells REIT’s board of directors and Wells Management agreed to renew the existing Asset Advisory Agreement for the remainder of calendar year 2006 with stipulations that: (i) the fair market value defined in the Asset Advisory Agreement is to be based on the most recent net asset valuation performed on Wells REIT’s properties, and (ii) for 2006, a credit of $1.2 million shall be applied against asset advisory fees otherwise payable under the Asset Advisory Agreement.

Acquisition Advisory Agreement

Effective January 1, 2005, Wells REIT entered into the Acquisition Advisory Agreement with Wells Capital. Under the terms of the Acquisition Advisory Agreement, Wells REIT is obligated to pay a fee to Wells Capital for services relating to, among other things, capital-raising functions; the investigation, selection, and acquisition of properties; and certain transfer agent and stockholder communication functions. The fee payable to Wells Capital under the Acquisition Advisory Agreement is 3.5% of aggregate gross proceeds raised from the sale of shares of Wells REIT, exclusive of proceeds received from Wells REIT’s dividend reinvestment plan used to fund repurchases of shares of common stock pursuant to Wells REIT’s share redemption program. On November 15, 2005, the board of directors approved an amendment to the dividend reinvestment plan to, among other things, eliminate acquisition and advisory fees on shares sold under this plan beginning in September 2006. Wells REIT incurred the following acquisition and advisory fees and reimbursement of acquisition expenses for the three months and nine months ended September 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Acquisition and advisory fees and reimbursement of acquisition expenses	$0	$562	$1,328	$2,149

Property Management Agreement

Effective January 1, 2005, Wells REIT entered into the Master Property Management, Leasing, and Construction Management Agreement (the “Property Management Agreement”) with Wells Management. Under the Property Management Agreement, Wells REIT has retained Wells Management to manage, coordinate the leasing of, and manage construction activities related to certain properties of Wells REIT. Any amounts currently paid under the Property Management Agreement for properties that were managed by Wells Management on December 31, 2004 under its prior Asset/Property Management Agreement (the “Existing Portfolio Properties”) have the economic effect of reducing amounts payable for asset advisory services as a credit against amounts otherwise due under the Asset Advisory Agreement with respect to such properties. Management and leasing fees payable to Wells Management for properties to be acquired in the future are required to be specified in an amendment to the Property Management Agreement, which must be approved by Wells REIT’s board of directors and will be payable in addition to fees payable pursuant to the Asset Advisory Agreement. Wells REIT anticipates that fees for the management and leasing of properties, other than Existing Portfolio Properties, will be generally consistent with the descriptions set forth below:

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

Salary and Operating Expense Reimbursements

Under the Asset Advisory Agreement, the Acquisition Advisory Agreement, and the Property Management Agreement, Wells REIT is required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who are directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for such employee-related expenses may not exceed $8.2 million in aggregate during any fiscal year. Wells REIT incurred salary and operating expense reimbursements of approximately $2.1 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively, and $6.1 million and $7.0 million for the nine months ended September 30, 2006 and 2005, respectively. Other than the portion of salary and operating expense reimbursements recorded within income from discontinued operations (see Note 4), such reimbursements are recorded as general and administrative expenses. The portion of salary and operating expense reimbursements reimbursable by tenants under the terms of their lease agreements were approximately $0.2 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $0.6 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Dealer-Manager Agreement

Wells REIT maintains a dealer-manager agreement with Wells Investment Securities, Inc. (“WIS”), an affiliate of Wells Capital and Wells Management, whereby WIS performs dealer-manager services for offerings of Wells REIT shares pursuant to its dividend reinvestment plan. For these services, WIS earns selling commissions of 5% of gross offering proceeds raised pursuant to Wells REIT’s dividend reinvestment plan, of which in excess of 99% has been reallowed to participating broker dealers for the periods presented below. On November 15, 2005, the board of directors approved an amendment to the dividend reinvestment plan to, among other things, eliminate selling commissions on shares sold under this plan beginning in September 2006. Wells REIT incurred the following commissions for the three months and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Commissions	$0	$1,871	$3,700	$5,934

Assignment of Related-Party Agreements

On December 21, 2005, Wells Capital and Wells Management assigned their respective rights to receive certain fees and reimbursements under the Asset Advisory Agreement and the Acquisition Advisory Agreement to Wells Advisory Services I, LLC (“WASI”), an entity affiliated with and controlled by Wells Management and Wells Capital. Effective February 15, 2006, Wells Management further assigned rights to receive certain fees and reimbursements under its Property Management Agreement with Wells REIT to WASI. Accordingly, Wells REIT pays acquisition and advisory fees, asset advisory fees, property management fees, and administrative reimbursements to WASI.

Effective October 25, 2006, WASI assigned its rights to receive certain fees and reimbursements under the Asset Advisory Agreement, the Acquisition Advisory Agreement, and the Property Management Agreement with Wells REIT to Wells Real Estate Advisory Services, Inc. (“WREAS”), a wholly owned subsidiary of WASI. Accordingly, Wells REIT will begin paying asset advisory fees, property management fees, and administrative reimbursements to WREAS beginning in November 2006.

Due from Affiliate

Due from affiliate is comprised of the following items due from WASI or its affiliates as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Property insurance reimbursements	$180	$155
Other	—	60

	$180	$215

Due to Affiliates

Due to affiliates is comprised of the following items due to WASI or its affiliates as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Asset advisory fees	$—	$1,572
Acquisition and advisory fees	—	1,157
Salary reimbursements	566	1,156
Other operating expense reimbursements	352	282

	$918	$4,167

Economic Dependency

Wells REIT has engaged WASI and its affiliates, including Wells Capital, Wells Management, and WIS, to provide certain services that are essential to Wells REIT, including asset management services, supervision of the management and leasing of properties owned by Wells REIT, asset acquisition and disposition services, the sale of shares of Wells REIT’s common stock pursuant to its dividend reinvestment plan, as well as other administrative responsibilities for Wells REIT including accounting services, stockholder communications, and investor relations. As a result of these relationships, Wells REIT is dependent upon WASI, Wells Capital, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WASI, Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) and other Wells-sponsored programs. As of September 30, 2006, Wells REIT believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

8. Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expend certain amounts of capital to expand an existing property, to construct on adjacent property, or to provide other expenditures for the benefit of the tenant. As of September 30, 2006, no tenants have exercised such options that had not been materially satisfied. Under lease amendments executed during third quarter 2006, Leo Burnett and Winston & Strawn, LLP, the principal tenants at the 35 West Wacker Building, are entitled to landlord-funded tenant improvements, leasing commissions, and building improvements totaling approximately $68.9 million through 2012.

Tennessee Excise Taxes

In June 2006, Wells OP received a notice of assessment from the Tennessee Department of Revenue related to excise taxes due for the calendar years ended December 31, 2002 through 2004. The Tennessee Department of Revenue allows partnerships owned by REITs, such as Wells OP, to deduct income or gains from their taxable income to the extent that such deducted income is included in the federal taxable income of the owner REIT. To be eligible for this deduction, the owner REIT must be subject to and file a franchise and excise tax return in the State of Tennessee. A REIT is subject to excise taxes if, among other things, it meets the requirement for “doing business in Tennessee,” as provided for in the Tennessee Code Annotation Section 67-4-2004(9)(A). The notice of assessment contends that Wells REIT did not meet this requirement from 2002 through 2004 and, based on this, owes additional taxes and interest of approximately $1.0 million. Accordingly, pursuant to FASB Statement No. 5, a reserve of $1.0 million has been provided for and recorded as general and administrative expenses in the accompanying consolidated financial statements. Effective July 1, 2006, the Tennessee Department of Revenue revoked the option for partnerships owned by REITs to deduct income or gains generated from properties located in the State of Tennessee, subject to certain limitations. As such, Wells REIT will accrue for future Tennessee excise taxes and, accordingly, has recognized additional tax expense of $0.1 million for the quarter ended September 30, 2006.

Consistent with other REITs that received similar notices, Wells REIT believes that it met the requirement for “doing business in Tennessee” from 2002 through 2004 based on the provisions of the law and by virtue of its general partnership interest in Wells OP, which has ownership in properties and interests in properties located in the State of Tennessee. Negotiations and discussions with the Tennessee Department of Revenue related to the intent and interpretation of the “doing business in Tennessee” requirement under the Tennessee franchise and excise laws are ongoing.

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

Liquidity and Capital Resources

Overview

From January 1998 through July 2004, we raised significant funds through the sale of our common stock in four public offerings. Proceeds from these sales of common stock, net of offering costs and other expenses, were used primarily to fund the acquisition of real estate properties and certain capital expenditures identified at the time of acquisition. Our fourth and final public offering closed in July 2004. Accordingly, we do not currently anticipate receiving significant proceeds from the sale of our common stock in the future. While we expect to continue to receive proceeds from the sale of shares issued under our dividend reinvestment plan, we expect to use a significant portion of those proceeds to fund redemptions of our common stock under our share redemption program.

We expect that our primary source of future cash flows will be cash flows generated from the operations of our properties and additional distributions from our unconsolidated joint ventures. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, share redemptions, and debt repayments. Due to differences in the timing of cash receipts and cash payments for operations, we may periodically borrow funds on a short-term basis to meet our obligation to pay dividends declared. We also anticipate that we may be able to generate additional cash flows through the selective and strategic sale of certain of our operating properties and, from time to time, may return net proceeds from the sale of such properties to our stockholders in the form of special distributions.

Short-Term Liquidity and Capital Resources

During the nine months ended September 30, 2006, we generated net cash flows from operating activities of approximately $200.5 million, which is primarily comprised of receipts of rental income less payments for property operating costs, asset and property management fees, general and administrative expenses, and interest expense. From such net cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $201.9 million. During the nine months ended September 30, 2006, net cash outflows from investing activities were approximately $143.5 million, primarily as a result of using approximately $169.3 million to acquire the 400 Bridgewater Building and Las Colinas Corporate Center and invest in capital expenditures at other buildings and approximately $20.7 million to pay leasing costs related to lease extensions, partially offset by net sales proceeds generated from the sale of the IRS Daycare Building and the Northrop Grumman Building of approximately $48.3 million.

During the nine months ended September 30, 2006, net cash outflows from financing activities were approximately $68.7 million, primarily as a result of paying dividends of approximately $201.9 million and redeeming common stock for approximately $173.6 million, partially offset by net new borrowings under our lines of credit and notes payable of $198.7 million and raising proceeds from the issuance of common stock under our dividend reinvestment plan of approximately $112.8 million. Subsequent to period end, we obtained long-term, fixed-rate debt of $42.5 million, the proceeds from which were used to repay draws made on our lines of credit to fund the acquisition of Las Colinas Corporate Center (see Note 5 to the accompanying consolidated financial statements).

We believe that cash on hand and tenant receivables are sufficient to cover our working capital needs, including accounts payable and accrued expenses, accrued capital expenditures, and cash due to affiliates of approximately $74.6 million. We expect to use substantially all of our future operating cash flows to pay dividends to stockholders and to use cash on hand and third-party borrowings to fund capital expenditures.

Long-Term Liquidity and Capital Resources

We expect that our future sources of capital will be derived from net cash flows from property operations, proceeds from secured or unsecured financings from banks and other lenders, shares issued under our dividend reinvestment plan, net of share redemptions, and the selective and strategic sale of properties.

We anticipate that our primary future long-term liquidity requirements will include, but not be limited to, making scheduled debt service payments, and funding renovations, expansions, and other significant capital improvements for our properties. Specifically, over the next five years, we currently estimate funding capital expenditures necessary for the properties currently in our portfolio of approximately $380.7 million, which includes tenant improvements, leasing commissions, and building improvements.

We currently expect to use substantially all future net cash flows generated from operations to pay dividends and, therefore, expect to fund future capital expenditures for the properties currently in our portfolio primarily with proceeds from third-party borrowings. Proceeds raised from the sale of shares under our dividend reinvestment plan, in excess of amounts used to fund share redemptions, or from the sale of selected properties also may be utilized for capital improvements or expansion at our properties, or to fund or partially fund new property acquisitions.

While we do not believe that future cash flows provided by operations will be lower as a result of lower returns on properties, future dividends payable at current levels are not guaranteed. Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. We believe that the diversity of our tenant base and the concentration in our portfolio of highly creditworthy tenants help to mitigate the risk of our tenants defaulting on their leases. However, general economic downturns, or downturns in one or more of our core markets, could adversely impact the ability of our tenants to make their lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flows, and consequently our ability to meet capital needs, could adversely affect our ability to pay dividends in the future. As of October 31, 2006, we have approximately $111.4 million of current borrowing capacity under our existing credit facilities.

Contractual Commitments and Contingencies

As of September 30, 2006, our contractual obligations are as follows (in thousands):

		Payments Due During the Years Ending December 31,
	Total	Remainder of 2006	2007- 2008	2009- 2010	Thereafter
Outstanding debt obligations(1)	$1,234,519	$641	$224,487	$2,783	$1,006,608
Operating lease obligations	65,066	141	1,127	1,193	62,605
Tenant/building improvements and lease commission obligations(2)	68,901	5,150	42,425	12,336	8,990

Total	$1,368,486	$5,932	$268,039	$16,312	$1,078,203

(1)

Amounts include principal payments only. We made interest payments of $43.7 million during the nine months ended September 30, 2006 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in our Annual Report on Form 10-K for the year ended December 31, 2005.

(2)

Certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend certain amounts of capital to expand an existing property, to construct on adjacent property, or to provide other expenditures for the benefit of the tenant (see Note 8 to the accompanying consolidated financial statements).

Results of Operations

Overview

As of September 30, 2006, we owned interests in 84 real estate properties that were approximately 95% leased. The operations of properties that have been sold are classified as discontinued operations in the accompanying consolidated statements of income for each of the periods presented (see Note 4 to the accompanying consolidated financial statements). Real estate operating income has increased slightly from the prior year, primarily as a result of acquiring properties and placing constructed properties into service in 2005 and 2006. Real estate operating income generated from properties owned as of the beginning of the periods presented has not changed significantly from 2005, primarily as a result of the stable nature of our portfolio. Rental revenues are generally based on long-term leases that do not allow for significant increases in rental income and do not expire in the near-term. Additionally, while we do not expect a significant increase in operating expenses at our properties, to the extent that operating expenses do increase, the majority of our in-place leases have clauses that require the tenants to bear the majority of the burden of any such increases. Absent significant changes in our financing structure or the size of our portfolio, we expect income from real estate operations to be comparable in future periods, as compared to the nine months ended September 30, 2006.

Comparison of the three months ended September 30, 2005 versus the three months ended September 30, 2006

Continuing Operations

Rental income increased from $108.4 million for the three months ended September 30, 2005 to $112.0 million for the three months ended September 30, 2006. Substantially all of this increase relates to properties acquired or developed subsequent to June 30, 2005. Tenant reimbursements remained relatively stable at $32.1 million for the three months ended September 30, 2005, as compared to $34.2 million for the three months ended September 30, 2006.

Lease termination income increased from $0 for the three months ended September 30, 2005 to approximately $8.4 million for the three months ended September 30, 2006. Lease termination income for the three months ended September 30, 2006 relates mainly to consideration received as a result of the Nokia lease terminated at the Nokia property and the HSBC Card Services lease terminated at the 10900 Wayzata Building. Lease termination income for the three months ended September 30, 2006 is not expected to be comparable to future periods, as such income will be dependent upon the execution of lease termination and/or modification agreements that are deemed to be in the best interest of the portfolio over the long-term.

Property operating expenses increased from $47.4 million for the three months ended September 30, 2005 to $50.5 million for the three months ended September 30, 2006. This increase relates primarily to increases in certain reimbursable expenses, including utilities, property taxes, and tenant-requested services, and additional costs related to properties acquired or developed subsequent to June 30, 2005. Tenant reimbursement income did not fluctuate commensurate with the increase in property operating costs, primarily due to changes in the amount of reimbursements for nonrecurring tenant-requested services and limitations and/or conditions under which such costs are reimbursable pursuant to the affected leases. Property operating costs represented approximately 34% and 35% of total rental income and tenant reimbursements for the three months ended September 30, 2005 and 2006, respectively.

Asset and property management fees increased from $6.7 million for the three months ended September 30, 2005 to $7.4 million for the three months ended September 30, 2006. This increase is primarily attributable to a change in the basis on which asset management fees are calculated, partially offset by an annualized reduction of $1.2 million for 2006 that was negotiated in connection with the renewal of our Asset Advisory Agreement in the second quarter of 2006 (see Note 7 to the accompanying consolidated financial statements). Asset management fees have been calculated for 2006 based on a fixed percentage of the fair market value, as defined, of Wells REIT’s properties according to a net asset valuation performed as of September 30, 2005, as compared to the original purchase prices of such assets on which the asset management fees were based prior to 2006. Asset and property management fees as a percentage of total rental income and tenant reimbursements were approximately 5% for the three months ended September 30, 2005 and 2006. Absent changes in the size of our portfolio, we do not expect future asset and property management fees to fluctuate significantly.

Lease termination expense increased from approximately $0.06 million for the three months ended September 30, 2005 to approximately $2.7 million for the three months ended September 30, 2006, and represents the write-off of lease-related assets and liabilities associated with the lease terminations described above. We do not expect these charges to be comparable in future periods, as this expense will be dependent upon the execution of any such future agreements.

Depreciation expense increased from $22.0 million for the three months ended September 30, 2005 to $23.3 million for the three months ended September 30, 2006. Substantially all of this increase relates to properties acquired or developed subsequent to June 30, 2005. Depreciation expense represented approximately 16% of rental income and tenant reimbursements for the three months ended September 30, 2005 and 2006. Absent changes in the size or composition of our portfolio, we do not expect future depreciation expense to fluctuate significantly.

Amortization expense increased from $16.2 million for the three months ended September 30, 2005 to $16.7 million for the three months ended September 30, 2006. Substantially all of this increase relates to recognizing a full period of amortization for assets recorded in connection with properties acquired and re-leased during the periods presented. Absent changes in the composition of our leases with tenants, we do not expect future amortization expense to fluctuate significantly.

General and administrative expenses increased from $3.4 million for the three months ended September 30, 2005 to $5.0 million for the three months ended September 30, 2006. The increase in general and administrative expense was primarily attributable to Tennessee excise taxes (see Note 8 to the accompanying consolidated financial statements), as well as an increase in bad debt expense, net of recoveries, the majority of which was related to certain tenants at the 60 Broad Street New York Building. General and administrative expense represents approximately 2% and 3% of total rental and tenant reimbursement income for the three months ended September 30, 2005 and 2006, respectively. We do not anticipate that future general and administrative expenses will fluctuate significantly, absent changes to our portfolio size or investor base.

Interest expense increased from $13.1 million for the three months ended September 30, 2005 to $15.6 million for the three months ended September 30, 2006 due to higher average borrowings outstanding and higher weighted-average interest rates during the third quarter of 2006, as compared to the third quarter of 2005. Absent additional borrowings or other changes to our financing structure, we expect that a significant portion of our future interest expense will be comparable to current amounts, as the majority of our borrowings are under long-term, fixed-rate debt facilities. As of September 30, 2006, $71.2 million, or 6% of our outstanding debt, includes variable-rate lines of credit, which have exposure to rising interest rates.

Interest and other income increased from $0.6 million for the three months ended September 30, 2005 to $0.9 million for the three months ended September 30, 2006. Interest income was greater for the three months ended 2006 primarily due to holding higher average cash balances as a result of withholding distributions to owners of the 35 West Wacker Building to fund near-term re-leasing costs (see Note 8 to the accompanying consolidated financial statements). The level of interest income in future periods will be primarily dependent upon the amount of operating cash on hand and is not expected to be consistent with the amount earned during the three months ended September 30, 2006.

Equity in income of unconsolidated joint ventures remained stable at $0.5 million for the three months ended September 30, 2005 and for the three months ended September 30, 2006. Absent future dispositions or unexpected changes in the operations of the underlying properties, we expect future equity in income of unconsolidated joint ventures to be comparable to equity in income of unconsolidated joint ventures recognized for the three months ended September 30, 2006.

Income from continuing operations per share remained relatively stable at $0.07 for the three months ended September 30, 2005 and 2006. Absent significant changes to our tenant base, credit quality, financing structure, or weighted-average common shares outstanding, we do not expect net income from continuing operations to fluctuate significantly in the near-term.

Discontinued Operations

We have classified the operations of properties sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $0.8 million and $13.6 million for the three months ended September 30, 2005 and 2006, respectively, and represents operating activity generated prior to sale and the gain recognized on the sale of the Northrop Grumman Building (see Note 4 to the accompanying consolidated financial statements). We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and completion of future property dispositions.

Comparison of the nine months ended September 30, 2005 versus the nine months ended September 30, 2006

Continuing Operations

Rental income increased from $327.3 million for the nine months ended September 30, 2005 to $332.4 million for the nine months ended December 31, 2004. Substantially all of this increase relates to properties acquired or developed subsequent to December 31, 2005. Tenant reimbursements remained relatively stable at $95.8 million for the nine months ended September 30, 2005, as compared to $97.6 million for the nine months ended September 30, 2006.

Lease termination income increased from approximately $4.3 million for the nine months ended September 30, 2005, to approximately $9.8 million for the nine months ended September 30, 2006. Lease termination income for the nine months ended September 30, 2005 relates primarily to the termination of the Novartis lease at the Novartis Atlanta Building and the termination of the Motorola, Inc. lease at the River Corporate Center Building. Lease termination income for the nine months ended September 30, 2006 relates primarily to the termination of the Nokia lease at the Nokia property, the termination of the HSBC Card Services lease at the 10900 Wayzata Building, and the reduction of leased space at the Agilent Atlanta Building. Lease termination income for the nine months ended September 30, 2006 is not expected to be comparable to future periods, as such income will be dependent upon the execution of lease termination and/or modification agreements that are deemed to be in the best interest of the portfolio over the long-term.

Property operating expenses increased from $137.2 million for the nine months ended September 30, 2005 to $146.1 million for the nine months ended September 30, 2006. This increase relates primarily to increases in certain reimbursable expenses, including utilities, property taxes, and tenant-requested services, and additional costs related to properties acquired or developed subsequent to December 31, 2004. Tenant reimbursement income did not fluctuate commensurate with the increase in property operating costs, primarily due to changes in the amount of reimbursements for nonrecurring tenant–requested services and limitations, and/or conditions under which such costs are reimbursable pursuant to the affected leases. Property operating costs represented approximately 32% and 34% of total rental income and tenant reimbursements for the nine months ended September 30, 2005 and 2006, respectively.

Asset and property management fees increased from $20.6 million for the nine months ended September 30, 2005 to $22.0 million for the nine months ended September 30, 2006. This increase is primarily attributable to a change in the basis on which asset management fees are calculated, partially offset by an annualized reduction of $1.2 million for 2006 that was negotiated in connection with the renewal of the Asset Advisory Agreement with Wells Management in the second quarter of 2006 (see Note 7 to the accompanying consolidated financial statements). Asset management fees have been calculated for 2006 based on a fixed percentage of the fair market value, as defined, of our properties according to a net asset valuation performed as of September 30, 2005, as compared to the original purchase prices of such assets on which the asset management fees were based prior to 2006. Asset and property management fees as a percentage of total rental and tenant reimbursement income were approximately 5% for the nine months ended September 30, 2005 and 2006. Absent changes in the size of our portfolio, we do not expect future asset and property management fees to fluctuate significantly.

Lease termination expense increased from approximately $1.2 million for the nine months ended September 30, 2005 to approximately $4.2 million for the nine months ended September 30, 2006 and represents the write-off of lease-related assets and liabilities associated with the lease terminations described above. We do not expect these charges to be comparable in future periods, as this expense will be dependent upon the execution of any such future agreements.

Depreciation expense increased from $65.7 million for the nine months ended September 30, 2005 to $68.9 million for the nine months ended September 30, 2006. Substantially all of this increase relates to properties acquired or developed subsequent to December 31, 2004. Depreciation expense represented approximately 16% of rental income and tenant reimbursements for the nine months ended September 30, 2005 and 2006. Absent changes in the size or composition of our portfolio, we do not expect future depreciation expense to fluctuate significantly.

Amortization expense increased from $48.4 million for the nine months ended September 30, 2005 to $51.1 million for the nine months ended September 30, 2006. Substantially all of this increase relates to recognizing a full period of amortization for assets recorded in connection with properties acquired and re-leased during the periods presented. Absent changes in the composition of our leases with tenants, we do not expect future amortization expense to fluctuate significantly.

General and administrative expenses increased from $12.3 million for the nine months ended September 30, 2005 to $13.7 million for the nine months ended September 30, 2006. The increase in general and administrative expense was primarily attributable to Tennessee excise taxes (see Note 8 to the accompanying consolidated financial statements), as well as an increase in bad debt expense, net of recoveries, the majority of which was related to certain tenants at the 60 Broad Street New York Building. General and administrative expense represents approximately 3% of total rental and tenant reimbursement income for the nine months ended September 30, 2005 and 2006. We do not anticipate that general and administrative expenses will fluctuate significantly, absent changes to our portfolio size or investor base.

During the nine months ended September 30, 2005, we recognized an impairment loss of approximately $16.1 million as a result of reducing the intended holding period for the IRS Long Island Building. The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the year ended June 30, 2005 for approximately all of the space that became available in July 2005, and the assessment of the leasing assumptions for this building, including market rents and the related costs and downtime necessary to complete the re-leasing. During the nine months ended September 30, 2006, we recognized a casualty loss of approximately $0.1 million, which represents the unrecoverable costs associated with fire damage at the 4250 North Fairfax Arlington Building.

Interest expense increased from $36.1 million for the nine months ended September 30, 2005 to $45.1 million for the nine months ended September 30, 2006 due to higher average borrowings outstanding and higher weighted-average interest rates during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Absent additional borrowings or other changes to our financing structure, we expect that a significant portion of our future interest expense will be comparable to current amounts, as the majority of our borrowings are under long-term, fixed-rate debt facilities. As of September 30, 2006, $71.2 million, or 6% of our outstanding debt, includes variable-rate lines of credit, which have exposure to rising interest rates.

Interest and other income decreased from $5.1 million for the nine months ended September 30, 2005 to $1.9 million for the nine months ended September 30, 2006. Cash on hand was significantly greater during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2006, due to holding net proceeds generated from the April 2005 27-property sale, which were distributed to our stockholders on June 14, 2005. The level of interest income in future periods will be primarily dependent upon the amount of operating cash on hand and is not expected to be consistent with the amount earned during the nine months ended September 30, 2005.

Equity in income of unconsolidated joint ventures decreased from $14.4 million for the nine months ended September 30, 2005 to $1.6 million for the nine months ended September 30, 2006. This decrease is primarily attributable to gains recognized on the sale of four unconsolidated joint ventures as a result of the April 2005 27-property sale during the six months ended June 30, 2005. Absent future dispositions or unexpected changes in the operations of the underlying properties, we expect future equity in income of unconsolidated joint ventures to be comparable to equity in income of unconsolidated joint ventures recognized for the nine months ended September 30, 2006.

Income from continuing operations per share was $0.23 and $0.20 for the nine months ended September 30, 2005 and 2006, respectively. The decrease is primarily attributable to the gain recognized on the sale of properties owned through unconsolidated joint ventures included in the April 2005 27-property sale, the increase in interest expense, and the decrease in interest income described above, partially offset by the impairment loss recognized on the IRS Long Island Building in 2005. Absent significant changes to our tenant base, credit quality, financing structure, or weighted-average common shares outstanding, we do not expect net income from continuing operations to fluctuate significantly in the near-term.

Discontinued Operations

We have classified the operations of properties sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $191.6 million and $16.4 million for the nine months ended September 30, 2005 and 2006, respectively, and represents operating activity generated prior to sale and gains recognized from the sales of the 23 wholly owned properties included in the April 2005 27-property sale, the IRS Daycare Building (sold in April 2006), and the Northrop Grumman Building (sold in July 2006) (see Note 4 to the accompanying consolidated financial statements). We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and completion of future property dispositions.

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

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses. Reconciliations of net income to FFO are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$48,248	$33,550	$107,989	$300,425
Add:
Depreciation of real assets – wholly owned	23,311	22,522	69,632	68,836
Depreciation – unconsolidated partnerships	363	356	1,081	1,187
Amortization of lease-related costs	18,036	16,242	52,867	50,978
Amortization – unconsolidated partnerships	283	295	818	937
Subtract:
Gain on sale of properties – wholly owned	(13,434)	—	(14,618)	(177,386)
Gain on sale of properties – unconsolidated partnerships	—	8	—	(11,944)

FFO	$76,807	$72,973	$217,769	$233,033

Weighted-average shares outstanding	459,656	461,657	461,554	466,482

Set forth below is additional information related to certain significant cash and noncash items included in or excluded from net income above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Noncash Items Included in Net Income:

•

In accordance with the NAREIT definition, nonrecurring charges that are not classified as extraordinary items, such as impairment losses, are included in the calculation of FFO. As such, the impairment loss on real estate assets of approximately $16.1 million, recognized in the second quarter of 2005 related to the IRS Long Island Building, is included in net income as well as FFO for the respective periods above. Impairment losses are noncash expenses and, accordingly, do not impact cash flows available for operating activities;

•

In accordance with GAAP, we recognized straight-line rental revenues of approximately $4.1 million and $5.0 million during the three months ended September 30, 2006 and 2005, respectively, and $10.6 million and $15.0 million for the nine months ended September 30, 2006 and 2005, respectively;

•

The amortization of deferred financing costs totaled approximately $0.4 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively, and $1.4 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively; and

•

The amortization of above-market and below-market in-place leases recorded as a net increase/(decrease) to revenues in the accompanying consolidated statements of income totaled approximately ($0.5) million and $0.6 million for the three months ended September 30, 2006 and 2005, respectively, and $0.4 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively.

Cash Item Excluded from Net Income:

•

Master lease payments under various lease arrangements are not reflected in our net income. Such payments of approximately $0.2 million and $1.0 million were received for the three months and nine months ended September 30, 2006, respectively, related to a property acquired during first quarter 2006 (see Note 2 to the accompanying consolidated financial statements). No master lease proceeds or agreements existed during calendar year 2005. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no material impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at September 30, 2006.

Related-Party Transactions and Agreements

We have entered into agreements with our advisors, Wells Capital and Wells Management, and their affiliates whereby we pay certain fees and reimbursements to Wells Capital, or its affiliates, for asset advisory fees, acquisition and advisory fees, property management and leasing fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. See Note 7 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements

•	Tennessee Excise Taxes

•	Litigation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations. We manage our exposure to these market risks through our regular operating and financing activities. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low-to-moderate level of overall borrowings. Additionally, we manage our ratio of fixed- to floating-rate debt with the objective of achieving the most efficient mix between favorable rates and exposure to rate changes based on anticipated market conditions. We have and may from time to time enter into interest-rate swap agreements or interest-rate cap agreements to hedge our exposure to fluctuating interest rates. We do not anticipate any material changes in our exposure to interest rate fluctuations or in our management thereof. We intend to use derivative financial instruments as risk management tools and not for speculative or trading purposes.

All of our debt was entered into for other than trading purposes, and the fair value of our debt approximates its carrying amount.

As of September 30, 2006, substantially all of our outstanding debt is subject to fixed interest rates. Our total outstanding debt, including draws under our line of credit mentioned below, has an average interest rate of approximately 5.24% per annum with expirations ranging from 2007 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of September 30, 2006, the draws outstanding under our $85 Million Secured Line of Credit and our $50.0 Million Secured Line of Credit are based on variable interest rates. As of September 30, 2006, the amounts outstanding under the lines of credit are $71.2 million and $0, respectively, and both facilities have a stated variable interest rate of LIBOR plus 1.5% per annum. To the extent that we borrow funds in the future under our variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

On July 18, 2006, we issued options to purchase 7,000 shares of common stock at an exercise price of $12.00 per share to our independent directors under our Independent Director Stock Option Plan. These options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

(c)	During the quarter ended September 30, 2006, we redeemed shares pursuant to our share redemption program as follows (in thousands, except per-share amounts):

Period	Approximate Number of Shares Redeemed	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2006 Under the Plan
July 2006	1,336	$8.38	$34,595
August 2006	1,581	$8.38	$21,345
September 2006	137	$8.38	$20,198	(1)

(1)

The maximum dollar amount remaining as of September 30, 2006 for redemptions pursuant to our share redemption program in future periods is approximately $104.7 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. The total shares held by investors that are available for redemption during calendar year 2006 is approximately 23.3 million shares, which will be redeemed at a price equal to the lesser of (i) $10 per share or (ii) the purchase price per share actually paid, less in both instances any amounts previously distributed to stockholders attributable to net sales proceeds from the sale of our properties (currently $1.62 per share). Of these total shares available for redemption in calendar year 2006, our board of directors has made the determination that requests would not be fulfilled for ordinary redemptions for the remainder of calendar year 2006 after the completion of August 2006 share redemptions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There were no defaults with respect to any of our indebtedness during the third quarter of 2006.

(b)	Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On July 18, 2006, we held our annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)

Our stockholders elected the following individuals to our board of directors: Leo Wells, III; Douglas Williams; Michael Buchanan; Richard Carpenter; Bud Carter; William Keogler; Donald Moss; Neil Strickland; and Wayne Woody. The board of directors also solicited proxies for the re-election of Walter W. Sessoms to the board. Mr. Sessoms passed away prior to the annual stockholders’ meeting and his name was withdrawn. The board of directors has not made a decision to fill the vacancy on the board.

(c)	The above matter was approved by our stockholders at the annual meeting by the casting of the following votes:

Name	Votes For	Votes Withheld
Leo Wells, III	261,247,711	2,022,000
Douglas Williams	261,299,553	1,970,158
Michael Buchanan	261,343,843	1,925,868
Richard Carpenter	261,282,538	1,987,173
Bud Carter	261,265,226	2,004,485
William Keogler	261,295,535	1,974,176
Donald Moss	261,224,389	2,045,322
Neil Strickland	261,247,711	2,011,980
Wayne Woody	261,287,123	1,982,588

ITEM 5. OTHER INFORMATION

(a)	During the third quarter of 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6. EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: November 7, 2006	By:	/s/ DOUGLAS P. WILLIAMS
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