Form 10-K
period 2006-12-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2007-03-27
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to                                  to

Commission file number 000-25739

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

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or anon-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates:

While there is no established market for the registrant’s shares of voting common stock, the registrant has offered and sold shares of its voting common stock pursuant to a Form S-3 Registration Statement under the Securities Act of 1933 at prices ranging from $9.55 to $8.31 per share. The number of the registrant’s shares of voting common stock outstanding as of June 30, 2006 was approximately 460,656,194.

Number of shares outstanding of the registrant’s

only class of common stock, as of February 28, 2007: 465,878,482 shares

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Item 1A. sets forth certain risks and uncertainties which could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership. Wells REIT is the sole general partner and possesses full legal control and authority over the operations of Wells OP. Wells Capital, Inc. (“Wells Capital”) is currently the sole limited partner of Wells OP. Wells OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by Wells Capital, and through certain joint ventures with parties not affiliated with Wells REIT or Wells Capital. References to Wells REIT, “we,” “us,” or “our” herein shall include Wells REIT and all subsidiaries of Wells REIT, including Wells OP, its subsidiaries, and consolidated joint ventures.

We engage in the acquisition and ownership of commercial real estate properties, including properties that are under construction, newly constructed, or have operating histories. Our portfolio consists primarily of high-grade office and industrial buildings leased to large corporate tenants located throughout the United States. As of December 31, 2006, all properties we currently own are office buildings, warehouses, and manufacturing facilities or some combination thereof; however, we are not limited to such investments.

Our stock is not listed on a national exchange. However, our articles of incorporation currently require that we begin the process of liquidating our investments and distributing the resulting proceeds to our stockholders if our common stock is not listed on a national securities exchange or an over-the-counter market by January 30, 2008 (our “Liquidity Date”). This provision of our articles of incorporation can only be amended by a vote of our stockholders.

Real Estate Investment Objectives

Our primary investment objectives are to maximize cash dividends paid to our investors; to preserve, protect, and return our investors’ capital contributions; and to realize growth in the value of our properties upon the ultimate sale of such properties or the listing of our common stock on a national exchange (“listing”).

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

We have developed specific standards for determining creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building. Creditworthy tenants of the type we target are more highly valued in the marketplace and, consequently, competition for acquiring properties leased to such creditworthy tenants is intense. As a result, the purchase prices for such properties remain high and capitalization rates (“cap rates”), or first-year returns on real estate investments, remain low. We remain committed to invest in quality properties that will produce quality income.

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

We anticipate that in future periods we will continue to acquire additional properties which meet our investment objectives with regard to quality and dispose of certain properties in order to continue to position the portfolio at an acceptable range of diversification; however, the number and mix of properties we acquire will largely depend upon the real estate and market conditions and other circumstances existing at the time we acquire the properties. We anticipate that future funds for acquisitions may come from a variety of sources, including operating cash flow, investor proceeds received from the sale of common stock pursuant to our dividend reinvestment plan, net proceeds from property dispositions, proceeds from future equity and debt offerings, and additional borrowings.

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

Financing Objectives

To date we have financed our acquisitions through a combination of equity raised in our public offerings and debt incurred or assumed upon the acquisition of certain properties. We anticipate that future acquisitions will be funded primarily through existing or future debt arrangements, proceeds from our dividend reinvestment plan, proceeds from future equity and debt offerings, and net proceeds we receive from the sale of existing properties.

Our articles of incorporation limit borrowings to 50% of the aggregate value of all properties. While we have historically operated at a debt ratio well below the 50% limit, this range may change depending upon various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to pay dividends in accordance with our investment objectives, the composition of our portfolio, the availability of properties meeting our investment criteria, the availability of debt, changes in the cost of debt financing, and changes in our overall capital structure as we execute various strategies in anticipation of our Liquidity Date.

During 2006 we obtained long-term debt facilities used to repay amounts outstanding under our lines of credit, the proceeds from which were used to redeem shares pursuant to our share redemption program, to fund property acquisitions, and to repay a construction loan used to build an office building in Lebanon, New Jersey. These long-term debt facilities were secured at rates ranging from 5.50% to 5.70%. As of December 31, 2006, the ratio of our outstanding debt to the aggregate cost of our real estate assets and cash on hand was 26.7%.

Operating Objectives

As our Liquidity Date draws near, we are currently focusing primarily on the operational performance of the portfolio. In connection therewith, we are focusing on a number of key operating initiatives, including the following:

•

Internalization of our current external Advisor with and into Wells REIT. References to the “Advisor” in this Form 10-K include collectively, Wells Real Estate Advisory Services, Inc. (“WREAS”), Wells Government Services, Inc. (“WGS”) and their predecessors, as applicable, including those portions of the operations of Wells Capital and Wells Management Company, Inc. (“Wells Management”), which previously provided advisory and management services to us under advisory, asset management and property management agreements through these and other affiliates and subsidiaries of Wells Real

Estate Funds, Inc. (“Wells REF”). We recently signed a definitive merger agreement (“Merger Agreement”) to acquire the pertinent subsidiaries, including various personnel currently employed or to become employed by our Advisor, and become self-managed (the “Internalization”). Such a transaction is subject to stockholder approval (please refer to Note 15 of our accompanying consolidated financial statements, as well as our definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2007 for a more comprehensive discussion of this transaction);

•

While our Advisor maintains its principal office in Atlanta, Georgia, our Advisor also currently operates property management offices in Minneapolis, Tampa, Detroit, Dallas, Chicago, and Washington, D.C., out of which it currently manages properties owned by us as well as properties owned by other Wells REF affiliates. Our Advisor is still in the process of hiring additional personnel and assuming property management of additional properties; however, it is our current intention, pursuant to the Internalization described above, that we will acquire the property management offices listed above as part of the Internalization transaction. In addition, our Advisor’s business strategy is to continue to open additional property management offices in various cities around the country to provide property management services for us, certain Wells REF affiliates, and potentially other unaffiliated property owners. Our Advisor intends to open an additional property management office in Los Angeles prior to the closing of the Internalization transaction, and under the Merger Agreement we will also acquire this office as part of the Internalization transaction. We anticipate that subsequent to the consummation of the proposed Internalization, Wells Management will retain or establish property management offices in certain cities or regions where we will not initially have property management offices, out of which we anticipate that Wells Management will at least initially manage certain of our properties. The opening and acquisition of these property management offices is hereinafter referred to as the “Regionalization of Property Management Services”;

•	Evaluating selective property acquisitions and dispositions that will improve the overall quality and economic performance of our portfolio over the long term;

•	Negotiating strategic renewals or lease extensions that expire in either the next few years or at times in which we believe it is important to make adjustments to our lease expiration exposure;

•

Ensuring that we enter into leases at market terms, upon lease expiration or with regard to currently vacant space at our properties, in order to maximize returns on our properties as permitted by the market; and

•	Controlling operating expenses as a percentage of revenues as we attempt to take advantage of certain economies of scale.

Employees

As of December 31, 2006, Wells REIT had no direct employees. The employees of our Advisor currently provide services for us related to asset management, accounting, investor relations, and all other administrative services. The related expenses are allocated among us and the other programs for which our Advisor provides similar services based on time spent on each entity by personnel. We reimburse our Advisor for our share of personnel and other costs associated with these services. Our allocable share of these administrative reimbursements, net of reduction for amounts reimbursed by tenants, totaled approximately $6.7 million, $7.8 million, and $8.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

If the Internalization is approved by our stockholders, upon the closing of the Internalization, certain of the Advisor’s employees will become our employees. On February 2, 2007, we entered into an employment agreement with Donald A. Miller, CFA, to be our direct employee and to serve as our Chief Executive Officer, President, and a director, and are currently in the process of negotiating one or more employment agreements with other members of our Advisor’s senior management team who may become our executive officers. See Note 15 of our accompanying consolidated financial statements for details.

Insurance

We believe that our properties are adequately insured.

Competition

As the competition for high-credit-quality tenants is intense, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which would adversely impact our results of operations. At the time we elect to acquire additional properties, we will compete with other buyers who are interested in the property, which may result in an increase in the amount that we pay for the property or may result in us ultimately not being able to acquire the property. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers for properties, which may result in our receiving lower proceeds from the disposal or which may result in our not being able to dispose of the property due to the lack of an acceptable return.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2006, no tenant represents more than 10% of our future rental income under non-cancelable leases or 10% of our current year rental revenues. We are not aware of any reason that our current tenants will not be able to pay their contractual rental amounts, in all material respects, as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Web Site Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other filings with the SEC, including any amendments to such filings, may be obtained free of charge from the following Web site, http://www.wellsreit.com, or through a link to the http://www.sec.gov Web site. These filings are available promptly after we file them with, or furnish them to, the SEC.

Item 1A.	Risk Factors

Below are some risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. These statements are based on management’s current expectations, beliefs and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in our forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could adversely affect our operations and prospects or which could cause actual results to differ materially from our expectations include, but are not limited to the following risks.

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

We rely on certain tenants.

As of December 31, 2006, our most substantial tenants based on annualized gross base rents were BP Amoco (approximately 6%), Leo Burnett (approximately 5%), and NASA (approximately 4%). The revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our financial performance.

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

We will generally hold our real properties until such time as our advisors determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our advisors, subject to the approval of our board of directors, may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon a potential liquidation of the Wells REIT if we do not list our shares by January 30, 2008, unless such date is extended by an amendment to our articles of incorporation which would require a vote of our stockholders. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.

We are subject to certain types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding (other than our existing lines of credit) to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

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

Risks Related to Ownership of Shares of Our Common Stock

There is no public trading market for our common stock; therefore, it will be difficult for our stockholders to sell their shares.

There is no current public market for our common stock as our common stock is not currently listed on a national securities exchange or quoted on The NASDAQ Stock Market, Inc. Stockholders may not sell their shares unless the purchaser meets the applicable suitability and minimum purchase requirements. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share redemption program includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us, and our board of directors may amend, suspend or terminate our share redemption program at any time upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price he or she originally paid for such shares. It is also likely that our shares would not be accepted as the primary collateral for a loan. Our shares of common stock should only be viewed as a long-term investment due to the illiquid nature of our shares.

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

If we are required to register as an investment company under the Investment Company Act of 1940 (“Investment Company Act”), the return to our stockholders would be reduced; if we become an unregistered investment company, we could not continue our business.

We do not intend to register as an investment company under the Investment Company Act, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate. To maintain compliance with the Investment Company Act exemption, we may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, and the level of distributions to our stockholders. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program.

Even though our share redemption program currently provides stockholders with the opportunity to have their shares redeemed after they have held them for a period of one year for a purchase price equal to the lesser of (1) $10 per share, or (2) the purchase price per share that they actually paid for their shares of Wells REIT, less in both instances any amounts previously distributed to them attributable to net sales proceeds from the sale of Wells REIT’s properties, stockholders should be fully aware that our share redemption program contains certain restrictions and limitations. Subject to funds being available, we currently limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. In addition, the board of directors may set aside and reserve an amount determined annually by the board not to exceed 20% of the funds available for redemption during each calendar year for (1) redemptions upon the death of a stockholder (“redemptions upon death”), and (2) redemptions for certain stockholders to satisfy required minimum distribution requirements as set forth under Sections 401(a)(9), 403(b)(10), 408(a)(6), 408(b)(3), and 408(A)(c)(5) of the Internal Revenue Code (“required minimum distribution redemptions”), which will have the effect of reducing the amount of funds otherwise available for other redemption requests. In addition, our board of directors recently amended the terms of our share redemption program to allow for an immediate temporary suspension of the program in the event that the board concludes in good faith that we are in possession of undisclosed material information that should be publicly disclosed before shares are redeemed. For all other amendments or suspensions of our share redemption program, the requirement to provide 30 days’ notice remains in effect. Effective January 29, 2007, our board of directors temporarily suspended redemptions under the share redemption program until the end of March 2007 to allow stockholders to evaluate the newly proposed merger with our Advisor (see Note 15 of our accompanying consolidated financial statements). Therefore, our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program.

We are uncertain of our sources for funding of future capital needs.

Substantially all of the gross proceeds raised in our previous public offerings have been used for investment in properties and for payment of various fees and expenses, and proceeds raised pursuant to our dividend reinvestment plan may be used for additional acquisitions or to fund share redemptions pursuant to our share redemption program. In addition, we currently do not maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not secured any additional sources for such funding outside of our existing lines of credit, and we cannot assure you that such sources of additional funding will be available to us for potential capital needs in the future.

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

If the fiduciary of an employee pension benefit plan subject to Employee Retirement Income Security Act (“ERISA”) (such as a profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to civil and criminal penalties.

There are special considerations that apply to a pension or profit-sharing trust or Individual Retirement Account (“IRA”) investing in our shares. Fiduciaries investing the assets of a pension, profit sharing, section 401(k), or other qualified retirement plan, or the assets of an IRA, in our common stock should satisfy themselves that:

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

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates and/or penalties, which would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. Distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. In addition, there are additional tax risks that arise by reason of the Internalization transaction which are described herein below at “Risks Related to Internalization Transaction.”

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

Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in shares of the Wells REIT. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your ownership of shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on ownership of shares.

Risks Associated with Debt Financing

We have incurred and are likely to continue to incur mortgage and other indebtedness, which may increase our business risks.

As of December 31, 2006, we had total outstanding indebtedness of approximately $1.2 billion. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, and for other purposes. In addition, our board of directors is currently considering a number of strategies in anticipation of our January 30, 2008 Liquidity Date which could involve, among other things, an increase in either secured or unsecured borrowings, or both.

Significant borrowings by us increase the risks of an investment in us. For example, if there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be limited.

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

As of December 31, 2006, we had approximately $1.2 billion of indebtedness. As mentioned above, we may incur additional indebtedness in the future, including debt that may be incurred to refinance fixed-rate indebtedness. Increases in interest rates will increase our interest costs associated with variable-rate debt, which would reduce our cash flows and our ability to pay dividends to our stockholders. In addition, if we need to repay existing debt during periods of higher interest rates, we might sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

Risks Related to Internalization Transaction

On February 2, 2007, we entered into a Merger Agreement with Wells REF and a number of its affiliates for the purpose of internalizing services currently being provided to us by Wells REF and its affiliates. See Note 15 of our accompanying consolidated financial statements for details. Such a transaction is subject to stockholder approval. Risks specifically associated with the Internalization include:

We may not maintain our current level of dividends.

There are many factors that can affect the availability and timing of dividends to our stockholders, including but not limited to, the availability of cash flows from operations, our short-term and long-term liquidity requirements and needs, the level of reserves we establish for future capital expenditures, as well as the impact of pursuing potential growth strategies or other investment or operational strategies as described above. Further, if we list our common stock in the future, our board of directors would also consider additional factors in determining the amount and timing of dividends, such as the level of dividends paid by comparable listed REITs. If we list our common stock, we believe it is probable that our dividend policy would change, likely resulting in the establishment of additional reserves for capital improvements and a reduction in our dividends consistent with dividends paid by comparable listed REITs. However, the amount of this change is indeterminable at this time. In addition, there is no assurance that we would not decide to establish additional reserves for capital improvements or otherwise reduce our current level of dividends in the event we determine not to implement a listing.

Certain of our current and future directors and officers have potential conflicts of interest due to their financial interests in the Internalization.

All of our current executive officers and certain of our directors have material financial interests in the Internalization transaction. In particular, Messrs. Wells, Williams, and Fretz are also officers and members of the Advisor or its affiliates and, through their ownership of membership interests in Wells Advisory Services I, LLC (“WASI”), own indirect economic interests in WREAS and WGS. Messrs. Wells, Williams, and Fretz will collectively receive beneficial economic interests in approximately 18,373,524 shares of our common stock as a result of the Internalization. Mr. Wells will receive an indirect beneficial economic interest in our stock through his ownership of Wells REF, which is the sole stockholder of Wells Capital and Wells Management, which together own in the aggregate approximately 92% of the economic interests in WASI. Messrs. Williams and Fretz will each receive a beneficial economic interest in approximately 195,463 shares of our common stock through each of their individual approximately 1% economic ownership interest in WASI. Further, Donald A. Miller, CFA, our new Chief Executive Officer and President, and another individual currently affiliated with Wells REF who may become one of our executive officers, will each receive a beneficial economic interest in approximately 195,463 shares of our common stock through their individual approximately 1% economic ownership interests in WASI. In addition, as part of the Internalization, Wells Capital, a wholly owned subsidiary of Wells REF, which is wholly owned by Mr. Wells, will exchange its 20,000 limited partnership units of Wells OP for an additional 22,339 shares of our common stock.

Our new Chief Executive Officer will be subject to certain conflicts of interest with regard to enforcing the indemnification provisions contained in the Merger Agreement and enforcing some of the ancillary agreements to be entered into by us in connection with the Internalization transaction.

Donald A. Miller, CFA, our new Chief Executive Officer, President, and a director, will receive a beneficial economic interest in our common stock through his approximately 1% ownership interest in WASI, which will receive 19,546,302 in shares of our common stock (valued at approximately $175 million) as a result of the Internalization transaction. Certain provisions of the Merger Agreement and many of the ancillary agreements which will be executed in connection with the Internalization transaction have significant financial impacts on WASI. In particular, Mr. Miller will be subject to conflicts of interest in connection with the enforcement against WASI of indemnification obligations under the Merger Agreement, the enforcement of a pledge and security agreement, and the release of escrowed shares of our common stock issued to WASI under an escrow agreement, each of which could have a negative effect on the number of shares actually issued to WASI in the Internalization transaction and, accordingly, the number of shares in which Mr. Miller will have an economic interest and, thus, will directly impact his personal financial interests.

Future sales of shares of our common stock by the owners of the Advisor may adversely affect the fair market value of our shares of common stock.

While the shares WASI acquires in the Internalization transaction will be subject to a lock-up provision pursuant to the terms of a pledge and security agreement, sales of a substantial number of shares of our common stock by the owners of the Advisor after the expiration of the lock-up period, or the perception that these sales could occur, could adversely affect the prices of our common stock if a listing has occurred. In addition, these sales might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

Leo F. Wells, III will face conflicts of interest relating to the positions he holds with entities affiliated with Wells REF.

Leo F. Wells, III, our former President and current Chairman and director, who we anticipate will remain as our Chairman and one of our directors at least through a possible listing, is also an executive officer and the chairman of the board of directors of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”), Institutional REIT, Inc., and Wells Timberland REIT, Inc. (“Wells Timber REIT”). As such, Mr. Wells owes fiduciary duties to these entities and their stockholders. Such fiduciary duties may from time to time conflict with the fiduciary duties owed to us and our stockholders. Therefore, Mr. Wells could take actions that are more favorable to these other entities than to us. Some of such conflicts may include the following:

•	decisions to purchase or sell certain properties which may also be purchased or sold by Wells REIT II or Institutional REIT, Inc.;

•

decisions related to properties we may own in the same geographic areas as those owned by Wells REIT II or Institutional REIT, Inc. In those cases, a conflict could arise in the leasing of properties if we and these entities were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and these entities were to attempt to sell similar properties at the same time;

•	decisions to enter into transactions with Wells REIT II or Institutional REIT, Inc., such as property acquisitions, joint ventures, or financing arrangements;

•	decisions regarding the timing of property sales could be influenced by concerns that the sales would compete with those of Wells REIT II or Institutional REIT, Inc.; and

•

decisions regarding the timing of an offering of our common stock which could be influenced by concerns that the offering would compete with an offering of Wells REIT II, Institutional REIT, Inc. or Wells Timber REIT.

Leo F. Wells, III and our other directors will face competing demands on their time relating to the positions they hold with other entities affiliated with Wells REF.

As discussed above, Leo F. Wells, III, is also an executive officer and the chairman of the board of directors of Wells REIT II, Institutional REIT, Inc., and Wells Timber REIT. Mr. Wells also holds positions in various affiliates of Wells REF. Specifically, Mr. Wells is also the sole stockholder, sole director, President and

Treasurer of Wells REF, which, through Wells Capital and other affiliates, provides advisory services to Wells REIT II, Institutional REIT, Inc., and Wells Timber REIT and has sponsored and/or serves as general partner of 13 public real estate limited partnerships and various private real estate programs. Mr. Wells is also the sole director, President and Treasurer of both Wells Management and Wells Capital. In addition, Donald S. Moss, one of our independent directors, is also a director of Wells Timber REIT, and all of our current independent directors and Mr. Wells are trustees of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which includes as one of its series the Wells S&P REIT Index Fund. As such, all of these individuals have competing demands on their time and will not devote their full attention to us.

After Internalization, we may have to compete with Wells REF and its affiliates for properties and tenants.

We have not and will not enter into any non-competition agreements with Wells REF or any of its affiliates in connection with the Internalization. Currently, Wells REF and its affiliates sponsor several public and private real estate programs, many of which invest in commercial properties similar to the properties in which we currently invest, or in which we may invest in the future. Therefore, due to the lack of any non-competition agreements, Wells REF and its affiliates may compete freely with us for certain properties or certain tenants at properties, which may have an adverse effect on our operating results, or may adversely affect the value of our shares if we list our shares in the future.

We may continue to invest with affiliates of Wells REF.

We have in the past invested in joint ventures with other programs sponsored by affiliates of Wells REF and currently own a number of properties in joint ventures with programs sponsored by affiliates of Wells REF. We may continue to invest in joint ventures with other programs sponsored by affiliates of Wells REF following the Internalization.

Our net income per share and Funds From Operations (“FFO”) per share may decrease in the near term as a result of the Internalization.

Our net income and FFO may decrease as a result of the Internalization. While we will no longer bear the costs of the various fees and expense reimbursements previously paid to our external advisors if and after we become self-advised, our expenses will include the compensation and benefits of our officers, employees, and consultants, as well as overhead previously paid by our external advisors or their affiliates. Furthermore, these employees will be providing us services historically provided by our external advisors. There are no assurances that, following the Internalization transaction, we will be able to provide those services at the same level or for the same costs as were previously provided to us by our external Advisor and there may be unforeseen costs, expenses, and difficulties associated with providing those services on a self-advised basis. If the expenses we assume as a result of the Internalization are higher than we anticipate, our net income and FFO may be lower as a result of the Internalization than it otherwise would have been. In addition, 19,546,302 shares of our common stock will be issued as consideration for the Internalization and 22,339 shares of our common stock will be issued in exchange for Wells Capital’s 20,000 limited partnership units in Wells OP in connection with the Internalization, thereby increasing the number of our outstanding shares of common stock by 19,568,641, and potentially causing our net income per share and FFO per share to decrease.

We may be exposed to risks to which we have not historically been exposed.

The Internalization will expose us to risks to which we have not historically been exposed. Excluding the effect of the eliminated asset management fees, our direct overhead, on a consolidated basis, will increase as a result of becoming self-advised. Under the current agreements to provide services with our external Advisor, the responsibility for such overhead is borne by the Advisor and its affiliates. In our current externally-advised structure, we do not directly employ any employees. As a result of the Internalization, we will directly employ persons who are currently associated with the advisor or its affiliates and others currently employed by unaffiliated companies and will establish a new defined contribution retirement plan for our employees. We currently anticipate that we will have approximately 100 to 110 employees following the Internalization. As their employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans. Furthermore, these employees will be providing us services historically provided by our external advisors with the support of a support services agreement and a transition services agreement. There are no assurances that the Advisor we will be acquiring in the Internalization, its management, or employees will be able to provide us with the same level of services when we are self-advised as were previously provided to us under the current agreements to provide services with our external Advisor, and there may be unforeseen costs, expenses, and difficulties associated with the internalized Advisor providing services to us.

We have not yet hired all of our executive officers, including our Chief Financial Officer, and there is no assurance we will be able to hire these individuals in the near future.

We have currently hired only one of our top executive officers who will run our day-to-day operations if the Internalization is approved. The only executive officer we have hired to date is Donald A. Miller, CFA, who is our new Chief Executive Officer, President, and a member of our board of directors. Although the Advisor we are acquiring is obligated under the Merger Agreement to hire certain individuals who will become our employees as a result of the Internalization and our compensation committee is in preliminary negotiations with certain individuals, we have not yet hired any other of our executive officers including our Chief Financial Officer. If we fail to hire qualified individuals for these key positions prior to the anticipated closing date of the Internalization transaction (“Closing Date”), our operations and financial results could suffer. We cannot assure you that we will be able to hire such individuals prior to or immediately after the Closing Date. Additionally, if we are unable to hire, or are delayed in hiring, qualified individuals for these positions, it may delay our ability to list our common stock in the future.

After the Internalization, we will be dependent on our own executive officers and employees.

We will rely on a small number of persons, particularly Donald A. Miller, CFA, to carry out our business and investment strategies. Any of our senior management, including Mr. Miller, may cease to provide services to us at any time. In addition, Leo F. Wells, III, has resigned as our President; and Douglas P. Williams, our current Executive Vice President, Secretary, Treasurer, and a director; and Randall D. Fretz, our current Senior Vice President, have advised our board that they intend to resign their executive officer positions effective as of the closing of the Internalization transaction. Therefore, none of our previous executive officers will remain involved in the day-to-day operations of Wells REIT after Internalization. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to try to attract and retain qualified additional senior management, but may not be able to do so on acceptable terms.

The failure of our stockholders to approve the proposed incentive plan could have a material adverse effect on our business and financial results.

We have entered into an employment agreement with Donald A. Miller, CFA, our Chief Executive Officer and President, and may enter into the employment agreements with other individuals associated with the Advisor or its affiliates and others that we may hire. Such employment agreements will be with persons who will constitute our senior management following the Internalization. Our employment agreement with Mr. Miller does, and we anticipate that these other agreements will, provide, among other things, for incentive compensation awards and target bonuses that will be paid pursuant to the proposed incentive plan if such plan is approved. If the proposed incentive plan or a similar plan is not approved by our stockholders, and we do not otherwise provide bonuses and other equity based incentive awards to Mr. Miller or other members of our management team with whom we may enter into employment agreements in the future, Mr. Miller will be entitled to terminate his employment agreement and other such executives may be entitled to terminate their respective agreements. Further, if the proposed incentive plan is not approved by our stockholders, it could materially adversely affect us because we could be deprived of the services of our senior management and the ability to provide the incentives necessary to attract qualified replacements and other personnel.

The share price of $8.9531 agreed to by the parties to the Merger Agreement in their negotiation of the terms of the Internalization may not reflect the fair market value of our shares of common stock.

We recently engaged an independent appraisal firm to perform a valuation of our properties as of September 30, 2006. As a result of this valuation, our board determined that the estimated net asset value of our shares of common stock, based primarily on the estimated net asset value of our real estate portfolio, was $8.93 per share. The $8.93 estimated net asset value per share was provided by an independent third party which based its estimate upon (1) the appraised value of our real estate assets as of September 30, 2006, and (2) consideration of the current value of our other assets and liabilities as of September 30, 2006 (including the contingent liability for the subordinated disposition fee described below). This estimated net asset value per share is only an estimate, and is based upon a number of assumptions and estimates, which may not be accurate or complete. There were no liquidity discounts applied to this estimated valuation or discounts relating to the fact that we are currently externally managed, and no attempt was made to value Wells REIT as an enterprise. Further, this should not be viewed as the amount a stockholder would receive in the event that we were to list our shares in the future or to liquidate our assets and distribute the proceeds from such transactions to our stockholders since, among other things, this valuation was not reduced by certain real estate commissions potentially payable to the Advisor in the event the Advisor materially assists in the disposition or other costs of sale. A special committee of our independent directors negotiated the amount of the Internalization consideration by negotiating an aggregate price expressed in dollars ($175 million) and agreeing to use the September 30, 2006 estimated net asset valuation as a basis for determining the number of shares that would represent $175 million in value; however, since the estimated net asset valuation took into account an approximately $12.4 million subordinated disposition fee otherwise payable to the Advisor upon a liquidation of our properties at their September 30, 2006 appraised values, and the obligation to pay this contingent liability would be extinguished upon the acquisition of the Advisor, the parties agreed in the Merger Agreement to use a per-share value of $8.9531 (calculated by excluding the potential liability for the subordinated disposition fee) to determine the amount of shares paid as consideration for the Internalization and to Wells Capital in the Internalization transaction. Since at present there is no active trading market for our shares of common stock, there is no objective way to precisely value the shares that WASI will receive in the Internalization. If we complete a listing in the future, the prices at which our common stock trade following the listing will provide a more objective indication of the value of each share received by WASI. If the fair market value of the 19,546,302 shares to be received by WASI in the Internalization turns out to be greater than $8.9531 per share, WASI will have received consideration worth more than $175 million for the Internalization. Conversely, if the fair market value of those shares turns out to be less than $8.9531 per share, WASI will have received consideration worth less than $175 million. Neither party has the right to terminate the Merger Agreement due to any change in the fair market value of our common stock. If we pursue and complete a listing, our common stock may trade in the public market at prices higher or lower than $8.9531 per share.

Our organizational documents contain provisions which may discourage a takeover of us and could depress the price of our shares of common stock.

Our organizational documents contain provisions which may discourage a takeover of us and could depress the price of our common stock. Upon completion of the Internalization and implementation of certain proposed amendments to our existing Bylaws, our organizational documents will contain provisions which may have an anti-takeover effect, inhibit a change of our management, or inhibit in certain circumstances, tender offers for our common stock or proxy contests to change our board. These provisions include: directors may only be removed for cause; the stockholders are restricted from altering the number of directors; ownership limits and restrictions on transferability that are intended to enable us to continue to qualify as a REIT; broad discretion of our board to take action, without stockholder approval, to issue new classes of securities that may discourage a third party from acquiring us; the ability, through board action or bylaw amendment to opt-in to certain provisions of Maryland law that may impede efforts to effect a change in control of us; advance notice requirements for stockholder proposals and stockholder nominations of directors; and the absence of cumulative voting rights. In addition, the employment agreement with Donald A. Miller, CFA, contains, and the terms of other of our employment agreements and grants under the proposed incentive plan may contain, change-in-control provisions that might similarly have an anti-takeover effect, inhibit a change of our management, or inhibit in certain circumstances tender offers for our common stock or proxy contests to change our board.

We may not be successful in executing potential growth strategies or other investment or operational strategies.

At a meeting of our independent directors held on January 31, 2007, certain representatives of Wells REF made a presentation involving, among other things, certain growth strategies following the Internalization transaction, including the strategy of establishing property management offices, proposals to increase our leverage and to engage in significant property acquisitions, strategies involving engaging in certain joint venture transactions, and other growth strategies over the next few years, as well as other potential investment and operational strategies. Incurring increased levels of debt will result in increased interest expenses which could increase the risk associated with our real estate portfolio and could adversely affect our results of operations and our ability to make distributions to our stockholders. In addition, there are no assurances that we will be able to successfully execute strategies relating to additional property acquisitions, other growth strategies, or other investment or operational strategies following Internalization.

The Internalization may have a negative effect on our REIT status for tax purposes.

In order to maintain our status as a REIT for federal income tax purposes, we are not permitted to have current or accumulated earnings and profits carried over from the Advisor. Under the Merger Agreement, WREAS and WGS have agreed that, prior to the execution of the Merger Agreement, each will adopt resolutions declaring dividends to WASI so as to ensure that WREAS and WGS do not have any current or accumulated earnings and profits (as determined for federal income tax purposes) as of the Closing Date and that such dividends shall be paid prior to the Closing Date. Additionally, it is a condition of closing that we, WREAS, and WGS receive written comfort from our accountants that neither WREAS nor WGS will have any current or accumulated earnings and profits as of the Closing Date of the Internalization. Nevertheless, if the IRS were to successfully assert that we did acquire current or accumulated earnings and profits from the Advisor and failed to distribute, during our taxable year in which the Internalization occurs, all of such earnings and profits, we would lose our REIT qualification for the year of the Internalization, any other taxable years during which we held such acquired earnings and profits and the four taxable years following any such year, unless, in the year of such determination, we make an additional distribution of the amount of earnings and profits determined to be acquired from the Advisor plus any required interest charge. In order to make such an additional distribution, we could be required to borrow funds or sell assets even if prevailing market conditions were not generally favorable.

In addition, it is not entirely clear how the assets to be acquired from the Advisor in the proposed Internalization will be classified for purposes of the “Asset Tests” and “Income Tests” applicable for REIT qualification purposes. For any taxable year that we fail to qualify as a REIT for any reason, we would not be entitled to a deduction for dividends paid to our stockholders in calculating our taxable income. Consequently, our net assets, our earnings, and our distributions to our stockholders would be substantially reduced because of our increased tax liability.

If the Internalization is approved by our stockholders, we may face additional risks and costs associated with directly managing properties with government tenants.

We currently own nine properties where some or all of the tenants at such properties are federal government agencies. Because federal government agencies are the tenants at these properties, the lease agreements contain certain provisions required by federal law. The provisions of these leases require, among other things, that the contractor, which is the lessor or the owner of the property, agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. Six of these properties are currently being managed by WGS, which is currently a wholly owned subsidiary of WASI. As part of the Internalization, we will acquire WGS, which will be merged into and become WGS Acquisition, our wholly owned subsidiary. As a result, after Internalization, we, through our wholly owned subsidiary, will be directly managing these properties having federal government agencies as tenants. As a direct manager for these properties, we will be subject to additional risks associated with compliance with all such federal rules and regulations. In addition, there are certain additional requirements relating to the potential application of certain equal opportunity provisions and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company which is affiliated with the actual government contractor, the legal entity which is the lessor under a lease with a federal government agency, include whether such company and the government contractor are under common ownership, have common management, and are under common control. Prior to the Internalization, the entities which were the lessors under these leases with federal government agencies, the government contractor in each case, were our wholly owned subsidiaries and, as set forth above, the leasing of these properties was being handled by WGS, which was not under common ownership, common management, or common control with us or our wholly owned subsidiaries; however, after Internalization, we will own both the entities which are the government contractors and the property manager, WGS, increasing the risk that such Equal Employment Opportunity Commission requirements and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.

If our stockholders do not approve the Internalization, or if we are forced to delay the closing of the Internalization due to unforeseen circumstances, we will continue to be subject to certain risks related to conflicts of interest with our current external Advisor.

Purchase and leasing of properties

We rely on our Advisor to identify suitable investment and leasing opportunities. Our Advisor also advises other real estate programs that compete for the same type of real estate and tenants that we invest in and lease to. As such, our Advisor can direct an investment opportunity or leasing opportunity toward whichever program, in our Advisor’s sole discretion, that is most suitable. Such events could result in our investing in properties that provide less attractive returns or leasing properties to tenants that are more likely to default under their leases, thus reducing the level of dividends we may be able to pay to our stockholders.

Commonality of some of our executive officers and directors

Some of our current executive officers and some of our directors are also officers and directors of our Advisor, its affiliates, and certain other competing real estate programs sponsored by our Advisor. As a result, they owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business and could hinder the implementation of our current and future business strategies. Examples of such actions or inactions may include, among other things, not enforcing our rights under the terms of our advisory and property management agreements, unwillingness to seek a new Advisor, unfavorable decisions regarding property sales and acquisition, joint ventures, or financing arrangements. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2006, we own interests in 83 properties. Of these properties, 70 are wholly owned; three properties are owned through consolidated joint ventures; and the remaining 10 properties are owned through joint ventures with affiliates of Wells Capital. The majority of assets are commercial office buildings located in 23 states and the District of Columbia. As of December 31, 2006, our properties were approximately 95% leased with an average lease term remaining of approximately 6.6 years.

Property Statistics

The tables below include statistics for properties that we own directly and through our consolidated joint ventures, as well as for our respective ownership interests in properties that we own through our unconsolidated joint ventures. The following table shows lease expirations of our portfolio as of December 31, 2006, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Gross Base Rent
Vacant	$3,119	1,087	1%
2007	35,405	1,103	7%
2008	22,376	797	4%
2009	30,620	1,264	6%
2010	64,555	2,681	12%
2011	87,045	4,020	16%
2012	70,367	2,220	13%
2013	56,594	1,776	10%
2014	30,240	1,118	6%
2015	28,918	889	5%
2016	20,463	944	4%
Thereafter	93,368	3,560	16%

	$543,070	21,459	100%

The following table shows the geographic diversification of our portfolio as of December 31, 2006.

Location	2006 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2006 Net Asset Value(1)
Chicago	$143,934	5,076	21%
Washington, D.C.	94,777	2,649	22%
N. New Jersey	49,163	2,039	10%
New York	33,201	987	5%
Minneapolis	30,023	1,230	6%
Boston	25,412	587	4%
Dallas	24,309	1,275	5%
Los Angeles	23,138	679	5%
Detroit	21,778	972	3%
Atlanta	14,883	616	2%
Philadelphia	13,055	761	4%
Nashville	10,467	423	2%
Orange Co., Calif.	10,385	451	2%
Other(2)	48,545	3,714	10%

	$543,070	21,459	100%

(1)	Net asset value for our properties was determined by an independent appraisal conducted as of September 30, 2006.
(2)	None more than 2% is attributable to any individual geographic region.

The following table shows the tenant industry diversification of our portfolio as of December 31, 2006.

Industry	2006 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2006 Annualized Gross Base Rent
Business Services	$65,212	2,303	12%
Depository Institutions	51,905	2,010	10%
Legal Services	41,035	1,185	8%
Insurance Carriers	32,615	1,406	6%
Communication	26,069	964	5%
Insurance Agents, Brokers, and Service	25,976	891	5%
Nondepository Institutions	22,899	1,022	4%
Administration of Economic Programs	22,889	587	4%
Chemicals and Allied Products	22,154	719	4%
Electronic & Other Electric Equipment	21,678	1,203	4%
Food and Kindred Products	17,705	505	3%
Finance, Taxation, & Monetary Policy	17,610	420	3%
Administration of Human Resources	17,177	578	3%
Environmental Quality and Housing	14,829	444	3%
Engineering & Management Services	13,216	475	2%
Other*	130,101	6,747	24%

	$543,070	21,459	100%

*	None more than 2% is attributable to any individual tenant industry.

The following table shows the tenant diversification of our portfolio as of December 31, 2006.

Location	2006 Annualized Gross Base Rent (in thousands)	Percentage of 2006 Annualized Gross Base Rent
BP Amoco	$29,971	6%
Leo Burnett	26,367	5%
NASA	22,410	4%
US Bancorp	18,826	3%
Nestle	17,705	3%
Winston & Strawn	17,682	3%
sanofi-aventis	15,723	3%
OCC	14,773	3%
Kirkland & Ellis	14,443	3%
State of New York	14,030	3%
Independence Blue Cross	13,055	2%
Nokia	9,696	2%
Cingular	9,689	2%
Zurich	9,447	2%
Caterpillar Financial	9,114	2%
DDB Needham	8,932	2%
US National Park Service	8,630	2%
Lockheed Martin	8,202	2%
State Street Bank	8,088	1%
Department of Defense	7,157	1%
Other*	259,130	46%

	$543,070	100%

*	None more than 1% is attributable to any individual tenant.

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures with affiliates of Wells Capital or others not otherwise affiliated with Wells Capital or us. In addition, certain of our properties are subject to ground leases and certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details properties subject to ground leases and held as collateral for debt facilities as of December 31, 2006.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings, except as disclosed in Note 15 of our accompanying consolidated financial statements, of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. We are not aware of any such legal proceedings contemplated by governmental authorities. In addition, no legal proceedings were terminated during the fourth quarter of 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Overview

As of February 28, 2007, we had approximately 465.9 million shares of common stock outstanding held by a total of approximately 110,000 stockholders. The number of stockholders is based on the records of Wells Capital, who serves as our registrar and transfer agent. Under our articles of incorporation, certain restrictions are imposed on the ownership and transfer of shares.

We recently performed a valuation of our properties as of September 30, 2006. As a result of this valuation, on January 3, 2007, our board determined that the estimated net asset value of our shares of common stock, based primarily on the net asset value of our real estate portfolio, was $8.93 per share. The $8.93 estimated net asset value per share was provided by an independent third party, which based its estimate upon (1) the appraised value of our real estate assets as of September 30, 2006, and (2) consideration of the current value of our other assets and liabilities as of September 30, 2006. This estimated net asset value per share is only an estimate, and is based upon a number of assumptions and estimates, which may not be accurate or complete. There were no liquidity discounts applied to this estimated valuation or discounts relating to the fact that we are currently externally managed, and no attempt was made to value the company as an enterprise. Further, this should not be viewed as the amount a stockholder would receive in the event that we were to list our shares in the future or to liquidate our assets and distribute the proceeds from such transaction to our stockholders since, among other things, this valuation was not reduced by certain real estate commissions potentially payable to the Advisor in the event the Advisor materially assists in the disposition or other costs of sale. An investment in shares of Wells REIT is illiquid because there is no current public market for the shares and, therefore, it can be difficult to sell the shares. In addition, the price received for any shares sold would likely be less than this estimated share value. Further, real estate markets fluctuate, and real estate values can decline in the future. For these reasons, our stockholders should not assume that they will be able to obtain this estimated share value for their shares, either currently or at any time in the future.

As our stock is currently not listed on a national exchange, there is no significant public trading market for our stock. Consequently, there is the risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Our board has authorized a share redemption program for investors who have held their shares for more than one year, subject to the limitation that (1) during any calendar year, we will not redeem in excess of 5% of the weighted-average shares of common stock outstanding during the prior calendar year, and (2) in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. Any shares we redeem pursuant to our share redemption program are purchased at the original purchase price paid by the stockholder less any amounts previously distributed to the stockholder which were attributable to net sales proceeds from the sale of our properties. We are under no obligation to redeem shares under our share redemption program, and our board may amend, suspend, or terminate the share redemption program at any time upon 30 days’ written notice; provided that in the event that our board concludes in good faith that we are in possession of undisclosed material information at a time when it also has outstanding redemption requests pending, the board may in its sole discretion suspend the share redemption program without advance notice for such temporary period of time as may be determined by the board in its sole discretion in order to allow us sufficient time to provide disclosure of such information to the stockholders. In accordance with the foregoing provisions, effective January 29, 2007, our board temporarily suspended our share redemption program until the end of March 2007 to allow time for the dissemination of information related to the Internalization transaction.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. Dividends will be made to those stockholders who are stockholders as of the dividend record dates.

Quarterly dividend distributions paid to our stockholders during the years ended December 31, 2006 and 2005 are presented below:

	2006
	First	Second	Third	Fourth	Total
Total cash distributed	$67,439	$67,264	$67,153	$67,719	$269,575
Per-share investment income	$0.099	$0.093	$0.093	$0.099	$0.384	(1)
Per-share return of capital	$0.038	$0.036	$0.036	$0.038	$0.148	(2)
Per-share capital gains	$0.013	$0.011	$0.011	$0.013	$0.048	(3)

Total per-share distribution	$0.150	$0.140	$0.140	$0.150	$0.580

	2005
	First	Second	Third	Fourth	Total
Total cash distributed	$82,955	$67,792	$67,671	$68,225	$286,643
Per-share investment income	$0.033	$0.028	$0.028	$0.024	$0.113	(1)
Per-share return of capital	$0.116	$0.096	$0.096	$0.084	$0.392	(2)
Per-share capital gains	$0.031	$0.026	$0.026	$0.022	$0.105	(3)

Total per-share distribution	$0.180	$0.150	$0.150	$0.130	$0.610

(1)	Approximately 66% and 19% of the dividends paid during the years ended December 31, 2006 and 2005, respectively, were taxable to the investor as ordinary income.
(2)	Approximately 25% and 64% of the dividends paid during the years ended December 31, 2006 and 2005, respectively, were characterized as tax-deferred.
(3)	Approximately 9% and 17% of the dividends paid during the years ended December 31, 2006 and 2005, respectively, were taxable to the investor as capital gains.

During the year ended December 31, 2004, approximately 70% and 3% of the dividends paid were taxable to investors as ordinary income and capital gains, respectively, with the remaining amount characterized as tax-deferred. The amount of dividends paid and the taxable portion in prior periods are not necessarily indicative of amounts anticipated in future periods.

Dividends were declared for the fourth quarter of 2006 for stockholders of record as of December 15, 2006 and were paid to stockholders in December 2006.

Redemptions of Common Stock

During the quarter ended December 31, 2006, we redeemed shares pursuant to our share redemption program (in thousands, except per-share data) as follows:

Period	Approximate Number of Shares Redeemed	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available that May Yet Be Redeemed Under the Program
October 2006	247	$8.38	$18,130
November 2006	286	$8.38	$15,735
December 2006	203	$8.38	$14,031	(1)

(1)

The maximum dollar amount remaining as of December 31, 2006 for redemptions pursuant to our share redemption program in future periods is approximately $136.1 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. However, due to additional program restrictions, the pool of shares available for all redemptions in each calendar year (including ordinary, redemptions upon death, and required minimum distribution redemptions) is recalculated on January 1st of each year. As a result of this annual calculation, the total shares available for redemptions during the period January 1, 2007 to December 31, 2007 will be approximately 23.1 million shares, which we currently anticipate will be redeemed at a price equal to the lesser of (a) $10 per share or (b) the purchase price per share actually paid, less in both instances any amounts previously distributed to stockholders attributable to net sales proceeds from the sale of our properties (currently $1.62 per share); however, effective January 29, 2007, our board temporarily suspended our share redemption program until the end of March 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2006	2005		2004	2003	2002
Total assets	$4,450,690	$4,398,350		$5,123,689	$4,925,292	$2,229,727
Total stockholders’ equity	$2,850,697	$2,989,147		$3,699,600	$3,962,406	$1,835,950
Outstanding debt	$1,243,203	$1,036,312		$890,182	$612,514	$248,195
Outstanding long-term debt	$1,125,295	$1,012,654		$888,622	$500,167	$152,038
Obligations under capital leases	—	—		$64,500	$64,500	$54,500

Total revenues(1)	$579,306	$564,006		$547,718	$318,243	$91,712
Income from continuing operations(1)	$100,776	$134,477		$160,111	$93,138	$42,649
Income from discontinued operations(1)	$32,548	$194,658		$49,611	$27,547	$17,205
Net income	$133,324	$329,135		$209,722	$120,685	$59,854
Funds from operations(2)	$275,816	$301,120		$363,290	$240,917	$101,798

Cash flows from operations	$278,948	$270,887		$328,753	$237,238	$111,960
Cash flows (used in) provided by investing activities	$(188,400)	$691,690		$(253,342)	$(2,208,437)	$(1,369,926)
Cash flows (used in) provided by financing activities	$(95,390)	$(953,273	)(3)	$(89,009)	$1,979,216	$1,227,844
Dividends paid	$(269,575)	$(286,643)		$(326,372)	$(219,121)	$(104,996)

Per weighted-average common share data:
Earnings per share—basic and diluted	$0.29	$0.71		$0.45	$0.37	$0.41
Dividends declared	$0.58	$0.61		$0.67	$0.70	$0.76
Weighted-average shares outstanding—basic and diluted	461,693	466,285		466,061	324,092	145,633

(1)	Prior period amounts have been adjusted to conform with the current period presentation, including classifying revenues from sold properties as discontinued operations for all periods presented.
(2)

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding how we use funds from operations to evaluate our operations, the reasons why we believe that the presentation of funds from operations provides useful information to our stockholders, and for a reconciliation of this non-GAAP financial measure to net income.

(3)	Includes special distribution of net sales proceeds from the April 2005 27-property disposition of approximately $748.5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected financial data in Item 6 above and the accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a real estate investment company engaged in the investment and management of commercial real estate located throughout the United States. We operate as a real estate investment trust for federal income tax purposes. We currently have no paid employees and are externally advised and managed by our Advisor. However, we have recently signed a Merger Agreement, which is pending stockholder approval, to acquire the pertinent subsidiaries of our Advisor, including various personnel currently employed by, or to become employed by, our Advisor, and become self-managed.

From 1998 through 2003, we raised capital through the issuance of common stock under four public offerings and invested the capital proceeds in income producing commercial real estate properties. During 2004, 2005, and 2006, we continued to raise additional capital, through the sale of shares under our dividend reinvestment plan, and acquired or constructed certain additional real estate properties.

As of December 31, 2006, we owned and operated 83 properties, directly or through joint ventures, which comprise approximately 21.5 million square feet and are located in 23 states and the District of Columbia. As of December 31, 2006, the properties in our portfolio were approximately 95% leased.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

The U.S. economy has grown at a rate of 3.4% in 2006, which is up slightly from 3.2% growth in 2005. The economy grew at a 3.5% annual pace in the fourth quarter, up from 2.2% in the previous quarter. This slowdown of growth in the third quarter is primarily attributable to housing, with residential investment falling 19.0%, the worst decrease in over a decade. This weakness in the housing sector was offset by fourth quarter growth in personal consumption expenditures, which rose 4.4% in the quarter and contributed 3.1% to gross domestic product (“GDP”). GDP growth for 2007 is expected to be 2.5% with estimated inflation at 2.0%.

The U.S. office real estate market is continuing to display strong growth through the first quarter of 2007, with steady declines in vacancy, positive absorption rates, and moderate construction. These conditions are creating an acceleration in rent growth across most markets. National vacancy rates continue to trend downward with fourth quarter vacancy at 12.5%, down 0.35% from the third quarter and 1.05% from one year ago. Many markets are performing well due to job growth in the service-sector and a restraint on new supply. Improved job growth is not seen across the board, however, with coastal and energy markets doing well and the Midwest slightly lagging. A four-quarter average puts job growth at 2.5% since midyear 2005, which is reflected in steady positive absorption. Looking forward to the near-term, many economists anticipate that there may be a slowing in the economy due to a further housing correction, causing weaker employment growth and a downturn in demand for consumer-related finance. Such a slowing would likely also slow the growth in rental rates.

The real estate capital transactions market experienced a strong finish to the year with $45 billion of office properties changing hands in the fourth quarter. Office property sales in 2006 totaled $134 billion, an increase of 32% over prior year sales. REIT privatizations, the process of publicly traded REITs becoming privately held through merger or acquisition, accounted for $18 billion of volume in 2006. Cap rates, or required first-year returns on real estate investments, for central business district properties are at an all-time low due to strong investor demand. Demand for office properties continues to be well distributed across the capital sector with equity funds, institutions, REITs, and foreign investors being the most competitive bidders for portfolios. A different capital sector has led acquisitions for each of the past four years, a further indication of the diversity of demand. Equity funds have replaced institutions as the largest purchaser of office properties in 2006. The spread between average cap rates and 10-year U.S. Treasuries continues to tighten, as cap rates compress and the U.S. Treasury rates increased from 2002 lows. In the medium-term, the combination of higher interest rates and slower rent growth could spell the end of the cap rate compression with cap rates expected to slightly increase over the next three years.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which our portfolio may benefit from this growth is dependent upon the contractual rental rates currently contained in existing leases at the properties we own. Since the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today’s rental rates, new leasing activities in certain markets could actually result in a decrease in future rental rates at our properties.

Liquidity and Capital Resources

Overview

From January 1998 through July 2004, we raised significant funds through the sale of our common stock in four public offerings. Proceeds from these sales of common stock, net of offering costs and other expenses, were used primarily to fund the acquisition of real estate properties and certain capital expenditures identified at the time of acquisition. While our fourth public offering closed in July 2004, we may make additional public offerings in the future pursuant to which we may receive proceeds from future sales of our common stock or other securities. While we expect to continue to receive proceeds from the sale of shares issued under our dividend reinvestment plan, we currently expect to use a significant portion of those proceeds to fund redemptions of our common stock under our share redemption program.

Absent any significant change in the size or composition of our portfolio, or adoption of new growth strategies, we anticipate cash flows generated from operations to remain relatively consistent with 2006 operations. Our primary source of future cash flows is expected to be cash generated from the operations of our properties and additional distributions received from our unconsolidated joint ventures. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, our expectations of future cash flows, our determination of near-term cash needs for capital improvements, tenant re-leasing, share redemptions and debt repayments, and our potential establishment of additional reserves for future capital improvements. If the Internalization transaction is approved by our stockholders and subsequently consummated, we expect that our current financing and cash management strategy could be modified in anticipation of a potential listing of our common stock on a national securities exchange or over-the-counter market. Modifying our cash management or increasing our debt levels could help us maximize returns at our existing properties, as well as to purchase additional properties, which could help us increase our FFO, the standard by which publicly traded REITs are often measured. This could involve entering into, in some cases, unsecured financing facilities and generally increasing our overall level of debt. Additionally, our board of directors could decide to lower our dividend rates to instead use operating cash to acquire new properties, or maximize value at our existing properties. Increased levels of debt would lead to greater interest expense and less cash available for distribution. Further, we anticipate that we may be able to generate additional cash flow through the selective and strategic sale of certain of our properties and, from time to time, may return net proceeds from the sale of such properties to our stockholders in the form of special distributions, if suitable investment properties are not available.

Short-Term Liquidity and Capital Resources

During 2006 we generated net cash flow from operating activities of approximately $278.9 million, which is primarily comprised of receipts of rental income and tenant reimbursements, less payments for property operating costs, interest expense, asset and property management fees, and general administrative expenses, which we used primarily to pay dividends to stockholders of approximately $269.6 million. During 2006, net cash outflows used in investing activities were approximately $188.4 million, primarily as a result of using approximately $267.8 million to acquire the 400 Bridgewater Building, the Las Colinas Corporate Center, and the Two Pierce Place Building and to invest in capital expenditures at other buildings, partially offset by net sales proceeds generated from the sale of the IRS Daycare Building, the Northrop Grumman Building, and the Frank Russell Building of approximately $111.5 million.

During 2006 net cash flows used in financing activities were approximately $95.4 million, primarily as a result of paying dividends of approximately $269.6 million and redeeming stock for approximately $178.9 million, partially offset by net proceeds generated from net new borrowings under our lines of credit and notes payable of $207.5 million and from the issuance of common stock under our dividend reinvestment program of approximately $150.4 million. Such net proceeds were used primarily to fund the acquisition of properties and the redemption of shares pursuant to our share redemption program.

Due to certain annual limitations in our share redemption program, the pool of shares available for redemptions during calendar year 2006 was exhausted in August 2006. Accordingly, approximately $31.4 million of shares was tendered for ordinary redemptions throughout the remainder of calendar year 2006 that have not been redeemed due to program restrictions. In January 2007 our board of directors temporarily suspended redemptions under the share redemption program through the end of March 2007 to allow stockholders to evaluate the newly proposed merger with our Advisor (see Note 15 of our accompanying consolidated financial statements). Absent the occurrence of any additional significant events and a further suspension of the share redemption program as a result thereof, we currently anticipate the resumption of the share redemption program as of the end of March 2007 and the payment of outstanding redemption requests using funds generated from the dividend reinvestment plan in 2007, as well as borrowings under our existing lines of credit.

During the first quarter of 2007, we have undertaken a number of strategic initiatives that we anticipate will impact our cash flow from operations and possibly our cash flows from financing activities. Currently, those initiatives include the potential Internalization of our Advisor as well as the establishment of property management offices to manage properties owned by us and by other Wells-sponsored programs. While we believe that over time both of these initiatives will favorably impact our cash flow from operations, we may encounter unforeseen expenses related to the implementation of these initiatives in the short-term, which could decrease our cash flow from operations. In addition, if the Internalization is consummated, we will issue 19,568,641 new shares of common stock that will participate in future dividend distributions, thereby increasing cash flows used in financing activities. Further, as our Liquidity Date draws near, our board of directors is currently contemplating a number of liquidity strategies that could result in significant changes to our capital structure and consequently, changes to our cash flows from financing activities both in the short-term and long-term.

Long-Term Liquidity and Capital Resources

As set forth above, our board of directors is currently considering a number of strategies that could result in significant changes to our long-term liquidity and capital resources. Absent the implementation of those strategies, we currently expect that our primary future sources of capital will be derived from net cash flows generated from property operations, from proceeds received from secured or unsecured borrowings from third-party lenders, from shares issued under our dividend reinvestment plan, net of proceeds used to redeem shares under our share redemption program, and from the selective and strategic sale of properties.

We anticipate that our primary future long-term liquidity requirements will include, but not be limited to, making scheduled debt service payments, and funding renovations, expansions, and other significant capital improvements for our properties, as well as purchasing additional properties. Specifically, over the next five years, we currently estimate funding capital expenditures necessary for our properties of approximately $440.2 million, including building improvements, tenant improvements, and leasing commissions.

We expect to use future net cash flow generated from operations to pay dividends, as well as to fund a portion of future capital expenditures for the properties currently in our portfolio. As a result, cash available for distribution will decrease. Additional capital, whether for existing properties or new acquisitions which are not funded with operating cash flow, will be funded with investor proceeds received from the sale of common stock pursuant to our dividend reinvestment plan, net proceeds from property dispositions, proceeds from future equity and debt offerings, and proceeds from third-party borrowings. Proceeds raised from the sale of shares under our dividend reinvestment plan, in excess of amounts used to fund share redemptions, may also be utilized for capital improvements or expansion at our properties, or to fund or partially fund new property acquisitions.

While we do not believe that future cash flows provided by operations will be lower due to lower returns on properties, we may not be able to maintain our future dividends paid at current levels. Our cash flow from operations depends significantly on market rents and the ability of tenants to make rental payments. We believe that the diversity of our tenant base and the concentration in our portfolio of highly creditworthy tenants helps to mitigate the risk of tenants defaulting on leases. However, general economic downturns, or downturns in one or more of our core markets, could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs, could adversely affect our ability to pay dividends in the future. As of February 28, 2007, we had approximately $69.9 million of current borrowing capacity under our existing credit facilities.

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2006 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt(1)	$1,243,203	$117,908	$74,700	$2,909	$1,047,686
Operating lease obligations	64,925	563	1,126	1,258	61,978
Tenant allowance and lease commission obligations	61,069	23,687	30,789	6,593	—

Total	$1,369,197	$142,158	$106,615	$10,760	$1,109,664

(1)

Amounts include principal payments only. We made interest payments of $60.4 million during the year ended December 31, 2006 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 6 of our accompanying consolidated financial statements.

Results of Operations

Overview

As of December 31, 2006, we owned interests in 83 real estate properties that were approximately 95% leased. Our income from continuing operations decreased from 2005 to 2006 primarily due to an increase in interest expense and a decrease in equity in income of joint ventures due to non-recurring gains recognized on the sale of five properties owned through unconsolidated joint ventures in 2005. Our income from continuing operations decreased from 2004 to 2005 primarily due to casualty and impairment losses of approximately $16.1 million recognized in 2005 and an increase in interest expense. Absent significant changes to our debt structure or portfolio of properties, we do not expect future income from continuing operations to change significantly in the near-term, as the majority of our rental revenues are generated from long-term leases that do not allow for significant changes in rental payments and which do not expire in the near-term. Further, while we do not expect significant increases in future property operating costs, if such increases were to occur, the majority of our in-place leases have clauses that require the tenant to bear the economic burden of such increases to the extent that they occur.

For the years ended December 31, 2006, 2005, and 2004, income from discontinued operations includes the results of operations related to three wholly owned properties sold in 2006 and 23 wholly owned properties sold in connection with the April 2005 27-property sale.

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Continuing Operations

Rental income and tenant reimbursements increased slightly from approximately $430.8 million and $128.3 million, respectively, for the year ended December 31, 2005 to approximately $438.7 million and $131.0 million, respectively, for the year ended December 31, 2006, primarily due to newly acquired properties and developed properties placed into service during the periods. Tenant reimbursements increased at a faster rate than rental income, primarily due to the additional increase in recoverable property operating costs, as described below, that are reimbursable by tenants under the terms of the related leases. Rental income and tenant reimbursements are expected to increase in future periods, as compared to prior periods, as a result of income earned for a full period from the properties acquired and placed into service during 2006.

Other rental income increased from approximately $4.9 million for the year ended December 31, 2005 to approximately $9.6 million for the year ended December 31, 2006 and is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we’ve completed our obligation to provide space to the tenant. Other rental income for 2006 relates primarily to leases terminated at the Nokia Building and the 10900 Wayzata Building. We anticipate recognizing additional other rental income of approximately $6.0 million in 2007 related to 2006 terminations at the Nestle Los Angeles Building and the Motorola-New Jersey Building. Management evaluates lease termination agreements based on what is in the best interest of the portfolio over the long-term.

Property operating costs increased from approximately $187.2 million for the year ended December 31, 2005 to approximately $197.6 million for the year ended December 31, 2006, primarily due to increases in certain reimbursable expenses, including utilities, property taxes, and tenant-requested services, and additional costs related to properties acquired or developed during those periods. Property operating costs represents approximately 35% and 33% of the sum of the rental income and tenant reimbursement revenues for the years ended December 31, 2006 and 2005, respectively. Property operating costs are expected to increase in future periods as a result of expenses incurred for a full period from the properties acquired and placed into service during 2006.

Asset and property management fees increased from approximately $27.3 million for the year ended December 31, 2005 to approximately $29.4 million for the year ended December 31, 2006. This increase is due to an increase in the fair market value, as determined by an estimated net asset valuation performed in September 30, 2005, of our properties, which is the basis on which asset management fees are calculated. Asset and property management fees represent approximately 5% of the sum of rental income and tenant reimbursement revenues for the years ended December 31, 2005 and 2006.

Depreciation increased from approximately $87.1 million for the year ended December 31, 2005 to approximately $93.7 million for the year ended December 31, 2006. This increase is primarily due to incurring additional depreciation for properties acquired or developed and placed into service during those periods. Depreciation expense represents approximately 16% of the sum of rental income and tenant reimbursement revenues for the years ended December 31, 2005 and 2006. We expect future depreciation expense to increase as a result of recognizing expense related to properties acquired in 2006 for a full period in 2007.

Amortization increased from approximately $63.9 million for the year ended December 31, 2005 to approximately $71.3 million for the year ended December 31, 2006 primarily as a result of recognizing write-offs of unamortized deferred lease costs related to terminations or restructurings at the 35 W. Wacker Building, the Motorola-New Jersey Building, and the IBM Rhein Portland Building of approximately $4.2 million, and recognizing additional amortization of intangible lease assets related to properties acquired in 2005 for a full period in 2006. Future amortization related to terminations and restructurings will be dependent upon the volume and terms of such future transactions. Management evaluates lease termination and restructuring transactions based on what is in the best interest of the portfolio over the long-term.

During the year ended December 31, 2005, we recognized an impairment loss of approximately $16.1 million as a result of reducing the intended holding period for the 5000 Corporate Court Building (formerly known as the IRS Long Island Building). The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005 and a reassessment of leasing assumptions for this building, which entailed, among other things, evaluating market rents, leasing costs, and the downtime necessary to complete the necessary releasing activities. During the year ended December 31, 2006, we recognized an additional impairment loss of approximately $7.6 million on this property. Wells REIT considered the results of exploratory marketing of the 5000 Corporate Court Building. Based on the results of such exploratory marketing and a reduction in the intended hold period, we determined that the carrying value of the real estate and intangible assets was not recoverable under the provisions of SFAS 144. Accordingly, Wells REIT recorded an impairment loss on real estate assets to reduce the carrying value of the 5000 Corporate Court Building to its estimated fair value based on offers received in connection with such marketing efforts (See Note 4 of our accompanying consolidated financial statements).

General and administrative expenses increased from approximately $18.5 million for the year ended December 31, 2005 to approximately $20.9 million for the year ended December 31, 2006, primarily as a result of recognizing write-offs of deferred rent receivables related to terminations or restructurings at, among others, the 35 W. Wacker Building, the Motorola-New Jersey Building, and the IBM Rhein Building. Future write-offs related to terminations and restructurings will be dependent upon the volume and terms of such future transactions. Management evaluates lease termination and restructuring transactions based on what is in the best interest of the portfolio over the long-term. General and administrative expenses represent approximately 3% and 4% of the sum of the rental income and tenant reimbursement revenues for the years ended December 30, 2005 and 2006, respectively.

Interest expense increased from approximately $49.3 million for the year ended December 31, 2005 to approximately $61.3 million for the year ended December 31, 2006, primarily due to increases in the average amount of borrowings outstanding and, to a lesser extent, average interest rates during 2006. Future levels of interest expense will be dependent upon the amount of borrowings outstanding, interest rates, and the financing costs associated with obtaining debt facilities, as well as overall financing strategy determined by our board of directors.

Interest and other income decreased from approximately $5.8 million for the year ended December 31, 2005 to approximately $2.5 million for the year ended December 31, 2006. The majority of this decrease is due to having higher average cash balances during 2005 as a result of holding net proceeds from the sale of 23 wholly owned properties included in the April 2005 27-property sale from April 13, 2005 until the majority of such proceeds was distributed to stockholders on June 14, 2005. Future levels of interest income will be largely dependent upon the level of cash on hand.

Equity in income of unconsolidated joint ventures decreased from approximately $14.8 million during the year ended December 31, 2005 to approximately $2.2 million for the year ended December 31, 2006, primarily as a result of recognizing gains on five properties owned through joint ventures and sold in 2005, as compared to recognizing a loss on one property owned through a joint venture and sold in 2006. Accordingly, we expect future equity in income of unconsolidated joint ventures to decrease as a result of the nonrecurring gains recognized and future operating income related to the properties sold in 2005.

Income from continuing operations decreased from $0.29 per share for the year ended December 31, 2005 to $0.22 per share for the year ended December 31, 2006, primarily as a result of an increase in interest expense related to new borrowings and higher average interest rates and a decrease in equity in income of unconsolidated joint ventures due to non-recurring gains recognized on the sale of five properties owned through joint ventures in 2005. Absent any significant additional dispositions, changes to our tenant base, credit quality, or weighted-average common shares outstanding, we do not expect net income from continuing operations to fluctuate significantly in the near-term.

Discontinued Operations

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we have classified the operations of properties sold as discontinued operations for all periods presented. Income from discontinued operations decreased from approximately $194.7 million for the year ended December 31, 2005 to approximately $32.5 million for the year ended December 31, 2006, primarily due to non-recurring gains recognized on the sale of 23 wholly owned properties included in the April 2005 27-property sale. We do not expect future income from discontinued operations to be comparable with prior periods, as such income is subject to existence and timing of future property dispositions.

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Continuing Operations

Rental income and tenant reimbursements increased from approximately $418.0 million and $120.7 million, respectively, for the year ended December 31, 2004 to approximately $430.8 million and $128.3 million, respectively, for the year ended December 31, 2005, primarily due to newly acquired properties and developed properties placed into service during those periods. Tenant reimbursements increased at a faster rate than rental income primarily due to the additional increase in recoverable property operating costs, as described below, that are reimbursable by tenants under the terms of the related leases.

Other rental income decreased from approximately $8.7 million for the year ended December 31, 2004 to approximately $4.9 million for the year ended December 31, 2005, and is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we’ve completed our obligation to provide space to the tenant. Other rental income for 2005 relates primarily to leases terminated at the 11695 Johns Creek Parkway Building, 60 Broad Building, and the 1901 Main Street Irvine Building; whereas, other rental income recognized during 2004 relates primarily to a lease terminated at the 10900 Wayzata Boulevard Building.

Property operating costs increased from approximately $173.7 million for the year ended December 31, 2004 to approximately $187.2 million for the year ended December 31, 2005. Of this increase, approximately $3.8 million relates to properties acquired or developed during the periods and the remainder relates primarily to an increase in the cost for energy utilities during 2005. Property operating costs represents approximately 33% and 32% of the sum of the rental income and tenant reimbursement revenues for the years ended December 31, 2005 and 2004, respectively.

Asset and property management fees increased from approximately $23.3 million for the year ended December 31, 2004 to approximately $27.3 million for the year ended December 31, 2005, primarily due to the following changes in the terms of the management agreements made effective as of July 1, 2004: (i) incurring additional fees related to certain properties occupied by government tenants, and (ii) no longer considering third-party management fees reimbursable by tenants to be a reduction of management fees payable to Wells Management. Asset and property management fees represent approximately 5% and 4% of the sum of rental income and tenant reimbursement revenues for the years ended December 31, 2005 and 2004, respectively.

Depreciation increased from approximately $82.4 million for the year ended December 31, 2004 to approximately $87.1 million for the year ended December 31, 2005. This increase is primarily due to incurring additional depreciation for properties acquired or developed and placed into service during the periods. Depreciation expense represents approximately 15% and 16% of the sum of rental income and tenant reimbursement revenues for the years ended December 31, 2004 and 2005.

Amortization increased from approximately $57.3 million for the year ended December 31, 2004 to approximately $63.9 million for the year ended December 31, 2005. Substantially all of this increase is related to recognizing additional amortization of intangible lease assets related to properties acquired in 2004 for a full period in 2005. Amortization increased at a higher rate than depreciation because the period of amortization for intangible lease assets is the respective tenant lease term, which is generally shorter than the useful life over which real estate assets are depreciated.

During the year ended December 31, 2005, we recognized an impairment loss of approximately $16.1 million as a result of reducing the intended holding period for the 5000 Corporate Court Building. The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005 and a reassessment of leasing assumptions for this building, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete the necessary releasing activities.

General and administrative expenses remained relatively stable at approximately $18.7 million for the year ended December 31, 2004 and approximately $18.5 million for the year ended December 31, 2005. Accordingly, general and administrative expense represents approximately 3% of the sum of the rental income and tenant reimbursement revenues for the years ended December 30, 2004 and 2005.

Interest expense increased from approximately $38.4 million for the year ended December 31, 2004 to approximately $49.3 million for the year ended December 31, 2005, primarily due to an increase in the average borrowings outstanding during 2005.

Interest and other income increased from approximately $2.2 million for the year ended December 31, 2004 to approximately $5.8 million for the year ended December 31, 2005. The majority of this increase is due to having higher average cash balances during 2005 as a result of holding net proceeds from the sale of 23 wholly owned properties included in the April 2005 27-property sale from April 13, 2005 until the majority of such proceeds were distributed to stockholders on June 14, 2005.

Equity in income of unconsolidated joint ventures increased from approximately $6.6 million during the year ended December 31, 2004 to approximately $14.8 million for the year ended December 31, 2005. This increase is primarily related to the gains recognized on five properties owned through the joint ventures and included in the April 2005 27-property sale.

We recognized a loss on extinguishment of debt of approximately $2.1 million during the year ended December 31, 2004. In May 2004, we repaid in full and terminated our $500 million credit facility with Bank of America, N.A. and recognized a $1.7 million write-off of related deferred financing costs. In addition, $0.4 million of unamortized loan costs related to debt secured by the Nestle property was written off in 2004, as this debt was repaid in full during the first quarter of 2004.

Income from continuing operations decreased from $0.34 per share for the year ended December 31, 2004 to $0.29 per share for the year ended December 31, 2005, primarily as a result of the impairment loss recognized on the 5000 Corporate Court Building, partially offset by an increase in interest income earned as a result of holding net proceeds from the April 2005 27-property sale during a portion of 2005.

Discontinued Operations

In accordance with SFAS 144, we have classified the operations of properties sold as discontinued operations for all periods presented. Income from discontinued operations increased from approximately $49.6 million for the year ended December 31, 2004 to approximately $194.7 million for the year ended December 31, 2005, primarily as a result of non-recurring gains recognized on the sale of 23 wholly owned properties included in the April 2005 27-property sale in 2005.

Portfolio Information

As of December 31, 2006, we own interests in 83 properties. Of these properties, 70 are wholly owned; three properties are owned through consolidated joint ventures; and the remaining 10 properties are owned through joint ventures with affiliates of Wells Capital. While we have limited industrial warehouse assets in our portfolio, the majority of our assets are commercial office buildings located in 23 states and the District of Columbia. As of December 31, 2006, our properties were approximately 95% leased with an average lease term remaining of approximately 6.6 years.

As of December 31, 2006, our five largest geographic concentrations were as follows:

Location	2006 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2006 Net Asset Value(1)
Chicago	$143,934	5,076	21%
Washington, D.C.	94,777	2,649	22%
N. New Jersey	49,163	2,039	10%
New York	33,201	987	5%
Minneapolis	30,023	1,230	6%

	$351,098	11,981	61%

(1)	Net asset value for our properties was determined by an independent appraisal conducted as of September 30, 2006.

As of December 31, 2006, our five largest industry concentrations were as follows:

Location	2006 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2006 Annualized Gross Base Rents
Business Services	$65,212	2,303	12%
Depository Institutions	51,905	2,010	10%
Legal Services	41,035	1,185	8%
Insurance Carriers	32,615	1,406	6%
Communication	26,069	964	5%

	$216,836	7,868	41%

As of December 31, 2006, our five largest tenants were as follows:

Location	2006 Annualized Gross Base Rents (in thousands)	Percentage of 2006 Annualized Gross Base Rents
BP Amoco	$29,971	6%
Leo Burnett	26,367	5%
NASA	22,410	4%
US Bancorp	18,826	3%
Nestle	17,705	3%

	$115,279	21%

For more information on our portfolio diversification statistics, see Item II above.

Funds From Operations

FFO is a non-GAAP financial measure and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO is a beneficial indicator of the performance of an equity REIT. Specifically, FFO calculations exclude factors such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trust (“NAREIT”) definition. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do.

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses or certain other noncash charges to earnings. Reconciliations of net income to FFO are presented below (in thousands):

	For the year ended December 31,
	2006	2005	2004
Net income	$133,324	$329,135	$209,722
Add:
Depreciation of real assets—wholly owned properties	95,296	91,713	97,425
Depreciation of real assets—unconsolidated partnerships	1,449	1,544	2,918
Amortization of lease-related costs—wholly owned properties	72,561	67,115	65,314
Amortization of lease-related costs—unconsolidated partnerships	1,103	1,232	1,242
Subtract:
Gain on sale—wholly owned properties	(27,922)	(177,678)	(11,489)
(Gain) loss on sale—unconsolidated partnerships	5	(11,941)	(1,842)

FFO	$275,816	$301,120	$363,290

Weighted-average shares outstanding	461,693	466,285	466,061

Set forth below is additional information related to certain significant cash and noncash items included in or excluded from net income above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see our accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Noncash Items included in Net Income

•

In accordance with the definition provided by NAREIT, nonrecurring charges not classified as extraordinary items should be included in the calculation of FFO. Impairment charges of approximately $7.6 million and $16.1 million were recognized during the years ended December 31, 2006 and 2005, respectively;

•	Straight-line rental revenue of approximately $12.1 million, $18.4 million, and $28.0 million was recognized for the years ended December 31, 2006, 2005, and 2004, respectively;

•

Amortization of deferred financing costs of approximately $1.8 million, $1.8 million, and $2.5 million was recognized as interest expense for the years ended December 31, 2006, 2005, and 2004, respectively;

•	A loss on extinguishment of debt of approximately $2.1 million was recognized for the year ended December 31, 2004; and

•

Amortization of above-market/below-market in-place leases and lease incentives were recorded as net increases to rental income of approximately $1.6 million, $1.8 million, and $2.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Cash Item Excluded from Net Income:

•

Master lease payments under various lease arrangements are not reflected in our net income. Such payments of approximately $1.0 million were received for the year ended December 31, 2006 related to a property acquired during the first quarter 2006. No master lease proceeds or agreements existed during calendar year 2005 or 2004. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

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

Valuation of Real Estate Assets

We continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, of both operating properties and properties under construction in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. We consider assets to be held for sale at the point at which a sale contract is executed. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of Wells REF, whereby we pay certain fees or reimbursements, for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. See Note 12 of our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 7 of the accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments under existing leasing agreements

•	Operating lease obligations

•	Tennessee excise taxes

Subsequent Events

See Note 15 of our accompanying consolidated financial statements for details.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2006, our consolidated debt consisted of the following (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$38,000	$—	$—	$—	$—	$38,000
Variable rate average interest rate(1)	—	6.83%	—	—	—	—	—

Fixed rate repayments	$117,908	$35,379	$1,321	$1,407	$1,502	$1,047,686	$1,205,203
Fixed rate average interest rate(1)	4.43%	6.45%	8.34%	8.34%	8.34%	5.19%	5.16%

As of December 31, 2005, our consolidated debt consisted of the following (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Maturing debt:
Variable rate repayments	$21,100	$—	$—	$—	$—	$—	$21,100
Variable rate average interest rate(1)	5.24%	—	—	—	—	—	—

Fixed rate	$2,558	$117,932	$35,331	$1,321	$1,462	$856,608	$1,015,212
Fixed rate average interest rate (1)	8.37%	4.43%	6.45%	8.34%	8.34%	5.11%	5.08%

(1)	See Note 6 of our accompanying consolidated financial statements for further details on our debt structure.

As of December 31, 2006 and 2005, the estimated fair value of lines of credit and notes payable above was $1.2 billion and $1.0 billion, respectively.

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

As of December 31, 2006, a 1% change in interest rates would cause interest expense on our existing floating rate debt to change by approximately $0.4 million.

During the current year, we entered into new financing consisting of long-term, fixed-rate debt facilities to repurchase shares pursuant to our share redemption program to hedge against an anticipated rising interest rate environment, while freeing capacity under our smaller variable-rate lines of credit for short-term working capital needs. The increased percentage of fixed-rate debt may result in above-market interest rates in certain periods of falling interest rates, but will decrease our exposure to any significant rise in short-term interest rates over the next several years.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2006 or 2005.

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

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2006, all items required to be disclosed on Form 8-K were reported on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age	Year First Became a Director
Donald A. Miller, CFA	Chief Executive Officer, President and Director	44	2007

Leo F. Wells, III	Director	63	1998

Douglas P. Williams **	Executive Vice President, Secretary, Treasurer and Director	56	2000

Randall D. Fretz	Senior Vice President	54	N/A

Michael R. Buchanan	Director	59	2002

Richard W. Carpenter **	Director	70	1998

Bud Carter **	Director	68	1998

William H. Keogler, Jr.	Director	61	1998

Donald S. Moss	Director	71	1998

Neil H. Strickland **	Director	71	1998

W. Wayne Woody	Director	65	2003

**	These four directors have notified us of their intention to resign from our board of directors upon consummation of the Internalization, which is subject to a number of closing conditions, including, among others, the approval of our stockholders. See Changes to Our Board of Directors if Internalization Transaction is Consummated herein for further details.

Donald A. Miller, CFA, is the Chief Executive Officer, President, and a member of our board of directors. Mr. Miller was formerly a Vice President of Wells REF and a Senior Vice President of Wells Capital and, in such capacities, was previously responsible for directing all aspects of the acquisitions, dispositions, property management, construction, and leasing groups for Wells REF, Wells Capital, and their affiliates in connection with these entities providing services to us under our existing advisory, asset management, and property management agreements. Prior to joining Wells REF and Wells Capital in 2003, Mr. Miller headed Lend Lease’s U.S. equity real estate operations, including acquisitions, dispositions, financing, and investment management. Prior to joining Lend Lease in 1994, Mr. Miller was responsible for regional acquisitions for Prentiss Properties Realty Advisors, a predecessor entity to the publicly traded Prentiss Properties REIT. Earlier in his career, Mr. Miller worked in the pension investment management department of Delta Air Lines and was responsible for real estate and international equity investment programs. Mr. Miller is a Chartered Financial Analyst and holds a Georgia real estate license. He received a B.A. from Furman University in Greenville, South Carolina.

Leo F. Wells, III is a director of Wells REIT and the Chairman of our board of directors. He is also the President and a director of Wells REIT II and Wells Timber REIT. He is also the sole stockholder, sole director, President and Treasurer of Wells Real Estate Funds, Inc.; and the sole director, President and Treasurer of Wells Management and Wells Capital, our advisors, Wells Development Corporation and Wells Asset Management, Inc. Mr. Wells is also a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which includes as one of its series the Wells S&P REIT Index Fund. He is also the President and sole director of Wells Real Estate Advisory Services, Inc. He is the President, Treasurer and a director of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as the principal broker.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company, during which time he became a Life Member of the Atlanta Board of Realtors Million Dollar Club. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities, Inc. (“Wells Investment Securities”) entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby failing to observe high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure, and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of Wells Investment Securities.

Douglas P. Williams is the Executive Vice President, Secretary, Treasurer, and a director of Wells REIT, Wells REIT II, and Wells Timber REIT. He is also a Senior Vice President of Wells Capital. Mr. Williams is a Vice President, Chief Financial Officer, Treasurer, and a director of Wells Investment Securities, Inc., our dealer-manager, and is also a Vice President of Wells Real Estate Funds, Inc. and Wells Asset Management, Inc.

From 1996 to 1999, Mr. Williams served as Vice President, Controller of OneSource, Inc., a leading supplier of janitorial and landscape services, where he was responsible for corporate-wide accounting activities and financial analysis. Mr. Williams was employed by ECC International Inc. (ECC), a supplier to the paper industry and to the paint, rubber, and plastic industries, from 1982 to 1995. While at ECC, Mr. Williams served in a number of key accounting positions, including: Corporate Accounting Manager, U.S. Operations; Division Controller, Americas Region; and Corporate Controller, America/Pacific Division. Prior to joining ECC and for one year after leaving ECC, Mr. Williams was employed by Lithonia Lighting, a manufacturer of lighting fixtures, as a Cost and General Accounting Manager and Director of Planning and Control. Mr. Williams started his professional career as an auditor for a predecessor firm of KPMG Peat Marwick LLP.

Mr. Williams is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants and is licensed with the NASD as a financial and operations principal. Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Master’s of Business Administration degree from Amos Tuck School of Graduate Business Administration at Dartmouth College.

Randall D. Fretz is a Senior Vice President of Wells REIT, Wells REIT II, Wells Timber REIT and Wells Capital and the Chief of Staff and a Vice President of Wells Real Estate Funds, Inc. He also serves as a director of Wells Investment Securities, Inc. Mr. Fretz is primarily responsible for corporate strategy and planning and advising and coordinating the executive officers of Wells Capital on corporate matters and special projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home decor. Mr. Fretz was previously a Division Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a bachelor degree in each of Sociology and Physical Education from McMaster University in Hamilton, Ontario. He also earned a Master’s of Business Administration from the Ivy School of Business in London, Ontario.

Michael R. Buchanan is an independent director of Wells REIT and a trustee of Wells Family of Real Estate Funds. Mr. Buchanan also currently serves as director of D.R. Horton, Inc., a publicly held residential development company. He was employed by Bank of America, N.A. and its predecessor banks, NationsBank and C&S National Bank, from 1972 until his retirement in March 2002. Mr. Buchanan has over 30 years of real estate banking and financial experience and, while at Bank of America, he held several key positions including Managing Director of the Real Estate Banking Group from 1998 until his retirement where he managed approximately 1,100 associates in 90 offices. This group was responsible for providing real estate loans including construction, acquisition, development, and bridge financing for the commercial and residential real estate industry, as well as providing structured financing for REITs.

Mr. Buchanan is a graduate of the University of Kentucky where he earned a Bachelor of Economics degree and a Master’s of Business Administration degree. He also attended Harvard University in the graduate program for management development.

Richard W. Carpenter is an independent director of Wells REIT and Wells REIT II and a trustee of the Wells Family of Real Estate Funds. He served as General Vice President of Real Estate Finance of The Citizens and Southern National Bank from 1975 to 1979, during which time his duties included the establishment and supervision of the United Kingdom Pension Fund, U.K.-American Properties, Inc., which was established primarily for investment in commercial real estate within the United States. Mr. Carpenter is currently a managing partner of Carpenter Properties, L.P., a real estate limited partnership, and a Director and Chairman of the Audit Committee of MidCountry Financial Corp.

Mr. Carpenter retired in 2001 as President and Director of Commonwealth Oil Refining Company, Inc. and Realmark Holdings. He also served as Vice Chairman of the board of directors of both First Liberty Financial Corp. and Liberty Savings Bank, F.S.B. and Chairman of the Audit Committee of First Liberty Financial Corp. He has been a member of The National Association of Real Estate Investment Trusts and formerly served as President and Chairman of the Board of Southmark Properties, an Atlanta-based REIT which invested in commercial properties. Mr. Carpenter is a past Chairman of the American Bankers Association Housing and Real Estate Finance Division Executive Committee. Mr. Carpenter holds a Bachelor of Science degree from Florida State University, where he was named the outstanding alumnus of the School of Business in 1973.

Bud Carter is an independent director of Wells REIT and Wells REIT II and a trustee of the Wells Family of Real Estate Funds. He currently serves as Senior Vice President for Vistage International (formerly known as

The Executive Committee), an international organization established to aid presidents and CEOs in the sharing of ideas on ways to improve the management and profitability of their respective companies. Vistage International operates in numerous large cities throughout the United States, Canada, Australia, France, Italy, Malaysia, Brazil, the United Kingdom, and Japan. Vistage International has more than 12,000 presidents and CEOs who are members. In addition, Mr. Carter was the first Chairman of the organization recruited in Atlanta and still serves as Chairman of the first two groups formed in Atlanta, each comprised of 16 noncompeting CEOs and presidents. See “Certain Relationships and Related Transactions, and Director Independence” below.

Mr. Carter serves on the board of directors of Creative Storage Systems, Inc., DiversiTech Corporation, Wavebase9, and The Rockbridge Commercial Bank. He is a graduate of the University of Missouri where he earned degrees in journalism and social psychology. Mr. Carter was an award-winning broadcast news director and anchorman for several radio and television stations in the Midwest for over 20 years. From 1975 to 1980, Mr. Carter served as General Manager of WTAZ-FM, a radio station in Peoria, Illinois and served as editor and publisher of The Peoria Press, a weekly business and political journal in Peoria, Illinois. From 1981 until 1989, Mr. Carter was also an owner and General Manager of Transitions, Inc., a corporate outplacement company in Atlanta, Georgia.

William H. Keogler, Jr. is an independent director of Wells REIT and a trustee of the Wells Family of Real Estate Funds. He was employed by Brooke Bond Foods, Inc. as a Sales Manager from June 1965 to September 1968. From July 1968 to December 1974, Mr. Keogler was employed by Kidder Peabody & Company, Inc. and Dupont, Glore, Forgan as a corporate bond salesman responsible for managing the industrial corporate bond desk and the utility bond area. From December 1974 to July 1982, Mr. Keogler was employed by Robinson-Humphrey, Inc. as the Director of Fixed Income Trading Departments responsible for all municipal bond trading and municipal research, corporate, and government bond trading, unit trusts and SBA/FHA loans, as well as the oversight of the publishing of the Robinson-Humphrey Southeast Unit Trust, a quarterly newsletter. Mr. Keogler was elected to the Board of Directors of Robinson-Humphrey, Inc. in 1982. From July 1982 to October 1984, Mr. Keogler was Executive Vice President, Chief Operating Officer, Chairman of the Executive Investment Committee, and member of the board of directors and Chairman of the MFA Advisory Board for the Financial Service Corporation. He was responsible for the creation of a full service trading department specializing in general securities with emphasis on municipal bonds and municipal trusts. Under his leadership, Financial Service Corporation grew to over 1,000 registered representatives and over 650 branch offices. In March 1985, Mr. Keogler founded Keogler, Morgan & Company, Inc., a full service brokerage firm, and Keogler Investment Advisory, Inc., where he served as Chairman of the Board, President, and Chief Executive Officer. In January 1997, both companies were sold to SunAmerica, Inc., a publicly traded New York Stock Exchange company. Mr. Keogler continued to serve as President and Chief Executive Officer of these companies until his retirement in January 1998. Mr. Keogler graduated from Adelphi University in New York where he earned a degree in psychology.

Donald S. Moss is an independent director of Wells REIT, Wells REIT II and Wells Timber REIT, and a trustee of the Wells Family of Real Estate Funds. He was employed by Avon Products, Inc. from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations-Worldwide from 1976 to 1979, Group Vice President of Sales-Worldwide from 1979 to 1980, Senior Vice President-International from 1980 to 1983, and Group Vice President-Human Resources and Administration from 1983 until his retirement in 1986. Mr. Moss was also a member of the board of directors of Avon Canada, Avon Japan, Avon Thailand, and Avon Malaysia from 1980 to1983.

Mr. Moss is a former director of The Atlanta Athletic Club. He was the National Treasurer and a director of the Girls Clubs of America from 1973 to 1976. Mr. Moss graduated from the University of Illinois where he received a degree in business.

Neil H. Strickland is an independent director of Wells REIT and Wells REIT II and a trustee of the Wells Family of Real Estate Funds. He was employed by Loyalty Group Insurance (which subsequently merged with

America Fore Loyalty Group and is now known as The Continental Group) as an automobile insurance underwriter. From 1957 to 1961, Mr. Strickland served as Assistant Supervisor of the Casualty Large Lines Retrospective Rating Department. From 1961 to 1964, Mr. Strickland served as Branch Manager of Wolverine Insurance Company, a full service property and casualty service company, where he had full responsibility for underwriting of insurance and office administration in the State of Georgia. In 1964, Mr. Strickland and a non-active partner started Superior Insurance Service, Inc., a property and casualty wholesale general insurance agency. Mr. Strickland served as President and was responsible for the underwriting and all other operations of the agency. In 1967, Mr. Strickland sold his interest in Superior Insurance Service, Inc. and started Strickland General Agency, Inc., a property and casualty general insurance agency concentrating on commercial customers. Mr. Strickland has been the Senior Operations Executive of Strickland General Agency, Inc. since 1967, and currently devotes most of his time to long-term planning, policy development, and senior administration.

Mr. Strickland is a past President of the Norcross Kiwanis Club and served as both Vice President and President of the Georgia Surplus Lines Association. He also served as President and a director of the National Association of Professional Surplus Lines Offices. Mr. Strickland is a past director of First Capital Bank, a community bank, and CNB Holdings, Inc., a publicly traded bank, both located in the State of Georgia. Mr. Strickland attended Georgia State University where he majored in business administration. He received his L.L.B. degree from Atlanta Law School.

W. Wayne Woody is an independent director of both Wells REIT and Wells REIT II, and a trustee of the Wells Family of Real Estate Funds. He served as the Interim Chief Financial Officer for Legacy Investment Group, a boutique investment firm, from 2000 to 2001.

From 1968 until his retirement in 1999, Mr. Woody was employed by KPMG LLP and its predecessor firms, Peat Marwick Mitchell & Co. and Peat Marwick Main. As a Senior Partner, he served in a number of key positions in the firm, including Securities and Exchange Commission Reviewing Partner and Partner-in-Charge of Professional Practice and Firm Risk Management for the southeastern United States and Puerto Rico. Mr. Woody was also a member of the Board of Directors of KPMG LLP from 1990 through 1994. Prior to joining KPMG, Mr. Woody was the Principal Budget Analyst for the State of Georgia Office of Planning and Budget where he reviewed, analyzed, and presented the Governor’s budget proposals to the state legislature.

Mr. Woody is the former Chairman of the Audit Committee for the City of Atlanta. He is also a director and the former Chairman of the Audit Committee of the Metropolitan Atlanta Chapter of the American Red Cross. Mr. Woody is a former member of the Board of Directors for the Metropolitan Atlanta Chapter of the American Heart Association. He has served as a director of American HomePatient, Inc. since 2003, which is a public company. In addition he is trustee and chairman of the Finance Committee for the Georgia State University Foundation. Mr. Woody previously served a three-year term as Chairman of the Board of Trustees of the Georgia Center for the Visually Impaired.

Mr. Woody received a Bachelor of Science degree from Middle Tennessee State University and a Master’s of Business Administration degree from Georgia State University. He is a Certified Public Accountant in Georgia and North Carolina.

There is no family relationship between our directors or executive officers.

Pursuant to our bylaws and Maryland General Corporation Law, except in the cases of death or resignation, each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2007.

Changes to Our Board of Directors (listed above) if Internalization Transaction is Consummated

Historically, we have been externally advised by Wells REF and as such have had in place certain allocation protocols and processes to address potential conflicts of interest between us and other Wells REF affiliates. On

February 2, 2007, we announced our intention to internalize certain advisory, management, and service capabilities of Wells REF. In connection with approving the Internalization transaction, our board has reviewed potential conflicts of interest and the possibility that those protocols and processes that address potential conflicts of interest among Wells REF advised or managed entities would no longer address the conflicts of interest we might face once we become self-advised and self-managed. As a result, in connection with our board’s approval of the Internalization transaction, the members of the board agreed to take several actions to discontinue having directors (other than Mr. Wells) serve on both our board and a board of directors of a Wells REF-related entity that may compete with us. Three of our Independent Directors, Richard W. Carpenter, Bud Carter, and Neil H. Strickland, and Douglas P. Williams, each of whom also serves on the board of directors of Wells REIT II, have agreed to resign as our directors, effective and conditioned upon the closing of the Internalization transaction, and Donald S. Moss and W. Wayne Woody, two of our Independent Directors, have agreed to resign from the board of directors of Wells REIT II, also effective and conditioned upon the closing of the Internalization transaction.

In anticipation of potential conflicts of interest relating to Mr. Wells while he remains one of our directors, upon the closing of the Internalization transaction, our board will establish a conflicts committee to handle potential business related conflicts of interest that may arise relating to Mr. Wells’ continued involvement with Wells REF-related entities that may compete with us.

In addition, Mr. Wells has agreed that he will resign as a director at the time of a Listing of our common stock, should that occur, unless a majority of certain designated Independent Directors determines at that time that it is in our best interest that he remain a director, and upon Mr. Wells’ resignation as a director, for a period ending the earlier of (1) two years after a listing of our common stock, should that occur, or (2) the first date on which Mr. Wells does not beneficially own at least 1% of our outstanding common stock, he will be entitled to designate an individual to be appointed to fill the vacancy created by such resignation and to be nominated for election to our board at any annual meeting where directors are elected during such period, provided that such individual is reasonably acceptable to our board and is not on the board of directors of Wells REIT II, Institutional REIT, Inc., or any other Wells REF-related entity that may compete with us or any of our subsidiaries.

In connection with the execution of the Merger Agreement, Donald A. Miller, CFA, was elected by our board as our Chief Executive Officer and President and as one of our directors.

Audit Committee

Our board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee meets on a regular basis at least annually and throughout the year as necessary. The audit committee’s primary function is to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal control over financial reporting which our management has established, and our audit and financial reporting process. The audit committee will fulfill these responsibilities primarily by carrying out the activities enumerated in the audit committee charter and in accordance with current laws, rules, and regulations.

The members of the audit committee are William H. Keogler, Jr., Donald S. Moss, Neil H. Strickland, and W. Wayne Woody. The members of the audit committee are all independent directors and, while our shares are not listed for trading on any national securities exchange, such independent directors meet the current independence and experience requirements of the New York Stock Exchange and applicable rules and regulations of the SEC. The board of directors has determined that W. Wayne Woody satisfies the requirements for an “audit committee financial expert” and has designated W. Wayne Woody as our audit committee financial expert in accordance with applicable SEC rules. During the past fiscal year, the audit committee held nine meetings.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Ethics which applies to all of our directors and executive officers. A copy of our Code of Ethics is available on our Web Site at www.wellsreit.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Our Executive Officers

During fiscal year 2006 and at all times prior to February 2, 2007, none of our executive officers received any compensation directly from us for services rendered to us and, accordingly, no compensation had been awarded to, earned by, or paid to any of our executive officers. Except for Donald A. Miller, CFA, who was hired as our Chief Executive Officer and President on February 2, 2007, our executive officers are also officers of Wells Capital and its affiliates and have been compensated by these entities, in part, for certain services previously provided to us under our existing advisory and management agreements. Please see the discussion of our relationship with these entities and the services provided under our existing advisory and management agreements under Item 13 below. Effective February 2, 2007, Donald A. Miller, CFA, was hired as our Chief Executive Officer and President and, from and after that date, will be compensated by us.

Compensation Committee

During 2006 the members of our compensation committee were Richard W. Carpenter, Bud Carter, William H. Keogler, Jr., Donald S. Moss, and Neil H. Strickland, all of whom are Independent Directors. The primary function of our compensation committee during 2006 and historically has been to administer the granting of stock options to selected employees of Wells Capital and Wells Management, our current external advisors, based upon recommendations from management of these entities, and to set the terms and conditions of any such options in accordance with our 2000 employee stock option plan; however, no employee stock options have ever been issued under our 2000 employee stock option plan. During 2006 our compensation committee did not hold any meetings, and no stock options were issued under our 2000 employee stock option plan. We currently anticipate that if the 2007 Omnibus Incentive Plan is approved by our stockholders and adopted by our board, our board will terminate our 2000 employee stock option plan, which covers only employees of Wells Capital and Wells Management and, accordingly, will no longer be necessary.

Prior to January 22, 2007, a special committee of our board, with the advice of its legal counsel and employment compensation consultant, conducted the initial negotiations of the terms of the employment agreement with Donald A. Miller, CFA. On January 22, 2007, our board reconstituted our compensation committee and appointed Bud Carter, William H. Keogler, Jr., Donald S. Moss and Neil H. Strickland, all of whom are Independent Directors, as our new compensation committee. The primary responsibilities of our compensation committee will be to (1) review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluate the Chief Executive Officer’s performance in light of those goals and objectives and, either as a committee or together with the other Independent Directors, determine and approve the Chief Executive Officer’s compensation; (2) make recommendations to our board with respect to the compensation of other executive officers, and incentive-compensation and equity-based plans and awards to our executive officers and other employees; (3) administer our 2007 Omnibus Incentive Plan, in the event such plan is approved by our stockholders, and (4) prepare a compensation committee report on executive officer compensation as required by applicable SEC or stock exchange rules to be included in our annual proxy statement or annual report on Form 10-K. Following January 22, 2007, our compensation committee completed the negotiations of the employment agreement with Donald A. Miller, CFA, and recommended to our board that we enter into the employment agreement with Mr. Miller. On February 2, 2007, the employment agreement with Donald A. Miller, CFA, was finalized, was approved by our board, was executed by the parties and became effective. For more details on the employment agreement above, see the Proxy Statement filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 on February 26, 2007.

Compensation Committee Interlocks and Insider Participation

For a description of the Compensation Committee Interlocks, see “Certain Relationships with our Independent Directors” in Item 13 below.

Compensation of Our Directors

Name	Fees Earned or Paid in Cash in 2006($)(1)		Stock Awards in 2006($)	Option Awards in 2006 ($)(2)(3)	Non-Equity Incentive Plan Compensation in 2006($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other 2006 Compensation ($)(4)	Total 2006 Compen- sation($)
Leo F. Wells, III	None		None	None	None	None	None	$0
Douglas P. Williams*	None		None	None	None	None	None	$0
Michael R. Buchanan	$73,500	(5)	None	$0	None	None	None	$73,500	(5)
Richard W. Carpenter*	$70,500	(5)	None	$0	None	None	None	$70,500	(5)

Bud Carter*	$53,500		None	$0	None	None	None	$53,500
William H. Keogler, Jr.	$79,000	(5)	None	$0	None	None	None	$79,000	(5)
Donald S. Moss	$66,000		None	$0	None	None	None	$66,000
Neil H. Strickland*	$60,750		None	$0	None	None	None	$60,750
W. Wayne Woody	$93,000	(5)	None	$0	None	None	None	$93,000	(5)

*	These four directors have notified us of their intention to resign from our board of directors upon consummation of the Internalization, which is subject to a number of closing conditions, including, among others, the approval of our stockholders.
(1)

We pay each of our Independent Directors an annual retainer of $18,000 (increased from $12,000 on July 1, 2006), $2,500 per regularly scheduled board meeting attended, $1,500 per regularly scheduled committee meeting attended, including the meetings of the Special Committee (committee chairpersons receive an additional $500 per committee meeting for serving in that capacity), and $250 per special board meeting attended whether held in person or by telephone conference. Members of our audit committee are paid $2,500 per meeting attended for each of the four meetings necessary to review our quarterly and annual financial statements. If one of our directors is also an officer, we do not pay separate compensation for services rendered as a director. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

(2)

In 2006, Messrs. Buchanan and Woody received options to purchase up to 1,500 shares of our common stock and Messrs. Carpenter, Carter, Keogler, Moss, and Strickland received options to purchase up to 1,000 shares of our common stock pursuant to our Independent Director Stock Option Plan (described below). Further, in 2006, Mr. Carter received warrants to purchase up to 53 shares of our common stock, Mr. Moss received warrants to purchase up to 209 shares of our common stock, and Mr. Strickland received warrants to purchase up to 4 shares of our common stock pursuant to our Independent Director Warrant Plan (described below). The aggregate grant date fair value of these option awards and warrants determined in accordance with FAS 123R was determined to be zero.

(3)

As of December 31, 2006, Mr. Buchanan held, in the aggregate, options to purchase up to 4,500 shares of our common stock; Mr. Woody held, in the aggregate, options to purchase up to 3,000 shares of our common stock; and Messrs. Carpenter, Carter, Keogler, Moss, and Strickland held, in the aggregate, options to purchase up to 7,500 shares of our common stock pursuant to our Independent Director Stock Option Plan (described below). Further, as of December 31, 2006, Mr. Carter held, in the aggregate, warrants to purchase up to 787 shares of our common stock; Mr. Moss held, in the aggregate, warrants to purchase up to 3,619 shares of our common stock; and Mr. Strickland held, in the aggregate, warrants to purchase up to 53 shares of our common stock pursuant to our Independent Director Warrant Plan (described below).

(4)	During 2006 none of our directors received additional compensation required to be disclosed under this column.
(5)

Includes $20,000 for Mr. Buchanan, $18,500 for Mr. Carpenter, $17,000 for Mr. Keogler, and $27,500 for Mr. Woody for attendance at meetings of the Special Committee, defined herein. In order to facilitate its consideration of our strategic alternatives, our board appointed a special committee (the “Special Committee”) consisting of Messrs. W. Wayne Woody, Michael R. Buchanan, Richard W. Carpenter, and William H. Keogler, Jr., each of whom is an independent director, to evaluate and investigate certain strategic alternatives available to us, including, among other things, consummating the Internalization transaction, to consider and negotiate the terms of any such transaction, and to make a recommendation to our board on whether to pursue any such transaction.

Independent Director Stock Option Plan

We have reserved 100,000 shares of common stock for future issuance upon the exercise of stock options granted to the Independent Directors pursuant to our Independent Director Stock Option Plan (“Independent Director Option Plan”), which was approved by our stockholders at the annual stockholders meeting held on June 16, 1999. We have issued non-qualified stock options to purchase 2,500 shares (“Initial Options”) to each of our Independent Directors pursuant to our Independent Director Option Plan. In addition, we issued options to purchase 1,000 shares to each Independent Director then in office in connection with the 2000 through 2005 annual meetings of stockholders and will continue to issue options to purchase 1,000 shares (“Subsequent Options”) to each independent director then in office on the date of each of our annual stockholders’ meetings. The Initial Options and the Subsequent Options are collectively referred to as the “Independent Director Options.” Independent Director Options may not be granted at any time when the grant, along with grants to other Independent Directors, would exceed 10% of our issued and outstanding shares.

The exercise price for the Initial Options is currently $12.00 per share. The exercise price for the Subsequent Options is currently the greater of (1) $12.00 per share or (2) the fair market value of the shares on the date they are granted. One-fifth of the Initial Options became exercisable beginning on the date of grant, and one-fifth of the Initial Options become exercisable on each anniversary of the date of grant such that all Initial Options become exercisable on the fourth anniversary of the date of grant. Subsequent Options granted under the Independent Director Option Plan become exercisable on the second anniversary of the date of grant.

If the number of outstanding shares is changed into a different number or kind of shares or securities through a reorganization or merger in which we are the surviving entity, or through a combination, recapitalization or otherwise, an appropriate adjustment will be made in the number and kind of shares that may be issued pursuant to exercise of the Independent Director Options. A corresponding adjustment to the exercise price of the Independent Director Options granted prior to any change will also be made. Any such adjustment, however, will not change the total payment, if any, applicable to the portion of the Independent Director Options not exercised, but will change only the exercise price for each share.

Independent Director Warrant Plan

We have reserved 500,000 shares for future issuance upon the exercise of warrants to be granted to the Independent Directors pursuant to our Independent Director Warrant Plan (“Independent Director Warrant

Plan”), which was approved by our stockholders at the annual stockholders meeting held on June 28, 2000. Our Independent Director Warrant Plan provides for the issuance of warrants to purchase shares of our common stock (“Warrants”) to our Independent Directors based on the number of shares of common stock that they purchase. The purpose of the Independent Director Warrant Plan is to encourage our Independent Directors to purchase shares of our common stock. Beginning on the effective date of the Independent Director Warrant Plan and continuing until the earlier to occur of (1) the termination of the Independent Director Warrant Plan by action of the board of directors or otherwise, or (2) 5:00 p.m., EST, on the date of listing of our shares on a national securities exchange, each independent director will receive one Warrant for every 25 shares of common stock he purchases. The exercise price for the Warrants is currently $12.00 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 28, 2007, our current directors and executive officers beneficially owned the following shares:

Name of Beneficial Owner	Shares Beneficially Owned	Percentage
Leo F. Wells, III	3,447	*
Donald A. Miller, CFA	12,717	*
Douglas P. Williams**	1,124	*
Randall D. Fretz	8,470	*
Michael R. Buchanan(1)	4,500	*
Richard W. Carpenter(2)**	7,500	*
Bud Carter(2)(5)**	27,950	*
William H. Keogler, Jr.(2)	7,500	*
Donald S. Moss(2)(6)	113,041	*
Neil H. Strickland(2)(7)**	8,882	*
W. Wayne Woody(3)	3,000	*
All officers and directors as a group(4)(8)	198,131	*

*	Less than 1% of the outstanding common stock.
**	These four directors have notified us of their intention to resign from our board of directors upon consummation of the Internalization, which is subject to a number of closing conditions, including, among others, the approval of our stockholders.
(1)	Includes options to purchase up to 4,500 shares of common stock, which are exercisable within 60 days of February 28, 2007.
(2)	Includes options to purchase up to 7,500 shares of common stock, which are exercisable within 60 days of February 28, 2007.
(3)	Includes options to purchase up to 3,000 shares of common stock, which are exercisable within 60 days of February 28, 2007.
(4)	Includes options to purchase an aggregate of up to 45,000 shares of common stock, which are exercisable within 60 days of February 28, 2007.
(5)	Includes warrants to purchase up to 787 shares of common stock, which are exercisable within 60 days of February 28, 2007.
(6)	Includes warrants to purchase up to 3,619 shares of common stock, which are exercisable within 60 days of February 28, 2007.
(7)	Includes warrants to purchase up to 53 shares of common stock, which are exercisable within 60 days of February 28, 2007.
(8)	Includes warrants to purchase an aggregate of up to 4,459 shares of common stock, which are exercisable within 60 days of February 28, 2007.

Equity Compensation Plan Information

We have reserved 750,000 shares of common stock for issuance under our 2000 employee stock option plan, 100,000 shares of common stock under the Independent Director Stock Option Plan, and 500,000 shares of common stock under the Independent Director Warrant Plan. The following table provides summary information about securities issuable under our equity compensation plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	63,959	$12.00	1,286,041
Equity compensation plans not approved by security holders	—	—	—

Total	63,959	$12.00	1,286,041

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships with our Independent Directors

The following Independent Directors of Wells REIT also serve as independent directors of Wells REIT II: Richard W. Carpenter, Bud Carter, Donald S. Moss, Neil H. Strickland, and W. Wayne Woody. Mr. Moss also serves as an independent director of Wells Timber REIT. Further, all of our Independent Directors serve as trustees of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which includes as one of its series the Wells S&P REIT Index Fund.

In addition, Mr. Carter serves as a chairman for Vistage International, an organization designed to aid corporate executives in the sharing of ideas on ways to improve the management and profitability of their respective companies. As a chairman, Mr. Carter facilitates monthly meetings for groups of executives and meets individually with each member of the group on a monthly basis. Four executives of Wells REF and its affiliates, including Messrs. Wells and Fretz, are members in groups chaired by Mr. Carter. While Mr. Carter has no equity interest in TEC International, he is compensated by TEC International for such services. Wells Capital paid TEC International fees of approximately $34,000, $21,000, and $37,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Ownership of Wells Capital in Wells OP

Wells Capital currently owns 20,000 limited partnership units of Wells OP for which it contributed $200,000 and which constitutes 100% of the limited partner units of Wells OP outstanding at this time. Wells Capital may not sell any of these units during the period it serves as our advisor. In connection with the Internalization transaction, Wells Capital will exchange its 20,000 limited partnership units of Wells OP for 22,339 shares of our common stock.

Interest of our officers and directors in the Advisor and certain of its Affiliates

Two of our directors, Leo F. Wells, III, our Chairman, and Douglas P. Williams, and two of our current executive officers, Mr. Williams and Randall D. Fretz, are also executive officers of Wells Capital, one of our external advisors, and Leo F. Wells, III is an executive officer of Wells Management, another of our external advisors and our property manager. Wells Capital and Wells Management are wholly owned subsidiaries of Wells REF. Mr. Wells, who is also one of our directors, is the sole shareholder, sole director, and President of Wells REF, and the President and sole director of Wells Capital and Wells Management, our external advisors and our property manager. Mr. Williams, who is also our current Executive Vice President, Secretary, Treasurer, and one of our directors, is a Vice President of Wells REF and Senior Vice President of Wells Capital. Mr. Fretz, who is our current Senior Vice President, is also Vice President of Wells REF and Senior Vice President of Wells Capital. In addition, Messrs. Fretz and Williams are both executive officers and directors of Wells Investment Securities, Inc., the dealer-manager of the offering of shares of our common stock.

WASI, as the sole stockholder of both WREAS and WGS, will be the recipient of the consideration for the Internalization transaction. WASI was formed on December 21, 2005 by Wells Management and Wells Capital (the “majority members”), along with eight executives of Wells REF (the “minority members”), including Douglas P. Williams, our current Executive Vice President, Secretary, Treasurer, and one of our directors; Randall D. Fretz, our current Senior Vice President; Donald A. Miller, CFA, our new Chief Executive Officer, President, and one of our directors; and another individual currently affiliated with Wells REF who may become one of our executive officers, with each of the minority members owning an approximate 1% economic interest in WASI.

The operating agreement of WASI allocates the shares of our common stock to be received by WASI as consideration for the Internalization transaction approximately 92% in the aggregate to Wells Management and Wells Capital and approximately 1% to each of the minority members (including Messrs. Williams, Fretz, and Miller). As set forth above, both Wells Management and Wells Capital are wholly owned subsidiaries of Wells REF, and Leo F. Wells, III, our Chairman, one of our directors, and our former President, is the sole shareholder of Wells REF.

Our Existing Advisory and Property Management Agreements

We currently have three agreements pursuant to which advisory and property management services are provided to us: the Asset Advisory Agreement, the Acquisition Advisory Agreement, and the Property Management Agreement (each of which is described below).

Asset Advisory Agreement

We are currently a party to the Asset Advisory Agreement (the “Asset Advisory Agreement”), with WREAS. Under the terms of the Asset Advisory Agreement, we incur asset management advisory fees payable to WREAS for, among other things:

•	serving as our investment and financial advisor;

•	managing our day-to-day operations;

•	formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and

•	providing us certain accounting, compliance, and other administrative services.

The fees for these services are payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties we own directly, plus our interest in properties held through joint ventures. This fee is reduced by (1) tenant-reimbursed property management fees paid to WREAS, and (2) in the event that WREAS retains an independent third-party property manager to manage one or more properties currently being managed by WREAS, the amount of property management fees paid to such third-party property managers. At the option of WREAS, up to 10% of such monthly fee may be paid in shares of our common stock. We incurred such fees of approximately $24.4 million, $22.2 million, and $21.5 million for the years ended December 31, 2006, 2005, and 2004, respectively, which are recorded as asset and property management fees-related party.

Additionally, pursuant to the Asset Advisory Agreement, if the Internalization is not consummated, WREAS is entitled to earn the following disposition and incentive fees, which are similar in nature to previous agreements:

•

For any property we sell, a disposition fee of the lesser of 50% of a competitive real estate commission or 3.0% of the sales price of the property, subordinated to the payment of distributions to stockholders equal to the sum of the stockholders’ invested capital plus an 8% return on invested capital;

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return on invested capital; or

•

Listing fee of 10% of the excess by which the market value of our common stock plus distributions paid prior to listing exceeds the sum of 100% of the stockholders’ invested capital plus an 8% return on invested capital.

We incurred no disposition, incentive, or listing fees during the year ended December 31, 2006. However, on February 21, 2005, our board approved a subordinated disposition fee of 0.33% of the gross sale price of the properties sold as part of the April 2005 27-property sale to be paid to Wells Management as a result of the closing of this transaction. Since the above conditions have not been met at this time, this fee was not paid at the closing of the property sale and will be paid only in the event and at the time that the conditions are met. If the Internalization transaction is approved by our stockholders and consummated, such fees will no longer be due to Wells Management.

The Asset Advisory Agreement has a one-year term and automatically renews unless either side gives notice of its intent to not renew. In addition, either party may terminate the Asset Advisory Agreement upon 60 days’ written notice. If we terminate the Asset Advisory Agreement, we are required to pay WREAS a subordinated performance fee. In such event, the subordinated performance fee that we would be required to pay to WREAS is equal to (1) 10% of the amount, if any, by which (a) the appraised value of our properties at the termination date, less the amount of all indebtedness secured by such properties, plus total dividends distributed to our stockholders through the termination date, exceeds the sum of (b) all of the capital the stockholders have invested in our common stock, plus the amount that would be required to be paid to the stockholders to provide an annualized, non-cumulative return of 8.0% from inception through the termination date, less (2) any prior payments to WREAS of its subordinated share of net sales proceeds.

Acquisition Advisory Agreement

We are currently a party to the Acquisition Advisory Agreement (“Acquisition Advisory Agreement”), originally between us and WREAS. Under the terms of the Acquisition Advisory Agreement, we are obligated to pay a fee to WREAS for services relating to, among other things, capital-raising functions; the investigation, selection, and acquisition of properties; and certain transfer agent and stockholder communication functions. The fee payable to WREAS under the Acquisition Advisory Agreement is 3.5% of aggregate gross proceeds raised from the sale of our shares, exclusive of proceeds received from our dividend reinvestment plan used to fund repurchases of shares of common stock pursuant to our share redemption program. On November 15, 2005, our board approved an amendment to the dividend reinvestment plan to, among other things, eliminate acquisition and advisory fees on shares sold under this plan beginning in September 2006. We incurred the following acquisition and advisory fees and reimbursement of acquisition expenses for the years ended December 31, 2006, 2005, and 2004, respectively (in thousands):

	Years Ended December 31,
	2006	2005	2004
Acquisition and advisory fees and reimbursement of acquisition expenses:	$1,328	$3,306	$6,759

Property Management Agreement

We are currently a party to the Master Property Management, Leasing, and Construction Management Agreement (the “Property Management Agreement”), between us, WREAS, and WGS. Under the Property Management Agreement, we retained WREAS to manage, coordinate the leasing of, and manage construction activities related to certain of our properties. Any amounts currently paid under the Property Management Agreement for properties that were managed by WREAS under its prior Asset/Property Management Agreement (the “Existing Portfolio Properties”) have the economic effect of reducing amounts payable for asset advisory services by crediting such amounts against amounts otherwise due under the Asset Advisory Agreement with respect to such properties. Management and leasing fees payable to WREAS for properties to be acquired in the future are required to be specified in an amendment to the Property Management Agreement, which must be approved by our board and will be payable in addition to fees payable pursuant to the Asset Advisory Agreement. Our current fees for the management and leasing of our properties, other than Existing Portfolio Properties, are generally consistent with the descriptions set forth below:

For properties for which WREAS will provide property management services, we anticipate that we will pay WREAS a market-based property management fee generally based on gross monthly income of the property.

For properties for which WREAS provides leasing agent services, we anticipate that we will pay (1) a one-time initial lease-up fee in an amount not to exceed one-month’s rent for the initial rent-up of a newly constructed building; (2) a market-based commission based on the net rent payable during the term of a new lease (not to exceed ten years); (3) a market-based commission based on the net rent payable during the term of any renewal or extension of any tenant lease; and (4) a market-based commission based on the net rent payable with respect to expansion space for the remaining portion of the initial lease term.

For properties for which WREAS provides construction management services, we anticipate that we will pay (1) for planning and coordinating the construction of tenant-directed improvements, that portion of lease concessions for tenant-directed improvements as is specified in the lease or lease renewal, subject to a limit of 5% of such lease concessions; and (2) for other construction management services, a construction management fee to be determined and agreed to in an appropriate contract amendment.

The Property Management Agreement has a one-year term and automatically renews unless either party gives notice of its intent not to renew. In addition, either party may terminate the Property Management Agreement upon 60 days’ written notice.

Under the Asset Advisory Agreement, the Acquisition Advisory Agreement, and the Property Management Agreement, we are required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits, of employees of the service provider who are directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for such employee-related expenses are capped at $8,240,000 in the aggregate during any fiscal year, unless otherwise approved by a majority of our Independent Directors.

In addition, 13 office buildings currently owned by us which are located in the Washington, D.C. area, many of which are leased primarily to government tenants, are currently being managed by WGS pursuant to separate property management agreements between WGS and us or our wholly owned subsidiaries owning such properties. Such property management agreements provide for property management fees payable to WGS ranging from 0.9% to 1.8% of gross rental income. WGS also manages one property in Washington, D.C. area that is owned by Wells REIT II.

Interests of some of our Officers and Directors in the Internalization

Our executive officers and certain of our directors have material financial interests in the Internalization. In particular, Messrs. Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz are also affiliates of the Advisor and own economic interests in the Advisor or its affiliates. Accordingly, the Internalization will result in Messrs. Wells, Williams, and Fretz collectively receiving beneficial economic interests in approximately 18,373,524 shares of our common stock. Mr. Wells, our former President, our Chairman, and one of our directors, will receive an indirect beneficial economic interest in our stock through his ownership of Wells REF, which is the sole shareholder of Wells Capital and Wells Management, which together own in the aggregate approximately 92% of the economic interests in WASI. In addition, Douglas P. Williams, our current Executive

Vice President, Secretary, Treasurer, and one of our directors; Randall D. Fretz, our current Senior Vice President; and Donald A. Miller, CFA, our new Chief Executive Officer and President, and one of our directors, will each receive a beneficial economic interest in our stock through each of their individual approximate 1% economic interest in WASI. We also may hire one or more other individuals currently affiliated with Wells REF to become our executive officers in connection with the closing of the Internalization transaction, one of whom also holds an approximate 1% economic interest in WASI. As a result, we anticipate that such individuals will indirectly receive as a result of the Internalization an aggregate of approximately $168 million in shares of our common stock if valued at the same per-share amount used to determine the amount of shares to be issued to WASI as Internalization consideration. In addition, in connection with the Internalization, Wells Capital will exchange its 20,000 limited partnership units of Wells OP for 22,339 shares of our common stock.

Our Code of Ethics, which is posted on our Web site at www.wellsreit.com, prohibits directors and executive officers from engaging in transactions that may result in a conflict of interest with us. Our board of directors reviews any transaction a director or executive officer proposes to have with us that could give rise to a conflict of interest or the appearance of a conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K. In conducting this review, the board of directors ensures that all such transactions are approved by a majority of the board of directors (including a majority of independent directors) not otherwise interested in the transaction and are fair and reasonable to us and on terms not less favorable to us than those available from unaffiliated third parties. Our policies and procedures for the review and approval of related-party transactions applying similar standards are set forth in Article VI of our Amended and Restated Articles of Incorporation. No transaction has been entered into with any director or executive officer that does not comply with those policies and procedures.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies

The Audit Committee Charter imposes a duty on the audit committee to pre-approve all auditing services performed for Wells REIT by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be provided by our independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the Audit Committee.

All requests or applications for services to be provided by our independent auditors that do not require specific pre-approval by the Audit Committee are submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by our independent auditors.

Requests or applications to provide services that require specific pre-approval by the Audit Committee are submitted to the Audit Committee by both our independent auditors and our management, and are required to include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The Chairman of the Audit Committee has been delegated the authority to specifically pre-approve all services not covered by the general pre-approval guidelines, up to an amount not to exceed $75,000 per occurrence. Amounts requiring pre-approval in excess of $75,000 per occurrence require specific pre-approval by our Audit Committee prior to engagement of Ernst & Young, our current independent auditors. All amounts specifically pre-approved by the Chairman of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.

Fees Paid to Principal Auditor

The Audit Committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services provided by Ernst & Young, including the audits of Wells REIT’s annual financial statements, for the years ended December 31, 2006 and 2005, respectively, are set forth in the table below.

	2006	2005
Audit Fees	$574,731	$580,746
Audit-Related Fees	217,185	0
Tax Fees	303,841	272,875
All Other Fees	0	0

Total	$1,095,757	$853,621

For purposes of the preceding table, the professional fees are classified as follows:

•

Audit Fees—These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures to be performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports, and other filings with the SEC.

•

Audit-Related Fees—These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, agreed-upon procedures and other professional fees associated with Internalization, and consultation concerning financial accounting and reporting standards.

•

Tax Fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All Other Fees—These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

For the year ended December 31, 2006, all services rendered by Ernst & Young were pre-approved by the Audit Committee in accordance with the policies and procedures described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	The financial statements are contained on pages F-1 through F-30 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2.	Schedule III —Real Estate Assets and Accumulated Depreciation

Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2007.

Wells Real Estate Investment Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN Michael R. Buchanan	Independent Director	March 27, 2007

/s/ RICHARD W. CARPENTER Richard W. Carpenter	Independent Director	March 27, 2007

/s/ BUD CARTER Bud Carter	Independent Director	March 27, 2007

/s/ DONALD S. MOSS Donald S. Moss	Independent Director	March 27, 2007

/s/ NEIL H. STRICKLAND Neil H. Strickland	Independent Director	March 27, 2007

/s/ WILLIAM H. KEOGLER, JR. William H. Keogler, Jr.	Independent Director	March 27, 2007

/s/ W. WAYNE WOODY W. Wayne Woody	Independent Director	March 27, 2007

/s/ DONALD A. MILLER, CFA Donald A. Miller, CFA	President and Director (Principal Executive Officer)	March 27, 2007

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President and Director (Principal Financial Officer)	March 27, 2007

/s/ LEO F. WELLS, III Leo F. Wells, III	Chairman and Director	March 27, 2007

EXHIBIT INDEX TO 2006 FORM 10-K OF WELLS REAL ESTATE INVESTMENT TRUST, INC.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document
*2.1	Agreement and Plan of Merger dated as of February 2, 2007, by and among Wells Real Estate Investment Trust, Inc., WRT Acquisition Company, LLC, WGS Acquisition Company, LLC, Wells Real Estate Funds, Inc., Wells Capital, Inc., Wells Management Company, Inc., Wells Advisory Services I, LLC, Wells Real Estate Advisory Services, Inc. and Wells Government Services, Inc. (Exhibit 2.1 to Form 8-K, Commission File No. 000-25739, filed on February 5, 2007)

*3.1	Amended and Restated Articles of Incorporation of Wells Real Estate Investment Trust, Inc. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*3.2	Bylaws of Wells Real Estate Investment Trust, Inc. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*3.3	Amendment No. 1 to Bylaws of Wells Real Estate Investment Trust, Inc. (Exhibit 3.3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.1	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated June 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.2	Joint Venture Agreement of Wells/Fremont Associates (the “Fremont Joint Venture”) dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.3	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.4	Amended and Restated Loan Agreement dated December 31, 1998 between Wells Operating Partnership, L.P. and SouthTrust Bank, National Association (Exhibit 10.39 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10.5	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI - Fund XII - REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10.6	Agreement of Limited Partnership of Wells Operating Partnership, L.P. as Amended and Restated as of January 1, 2000 (Exhibit 10.64 to Form 10-K of Wells Real Estate Investment Trust, Inc. for the fiscal year ended December 31, 2000, Commission File No. 0-25739)

Exhibit Number	Description of Document
*10.7	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10.8	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.9	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.10	Purchase Agreement for the land immediately adjacent to the ADIC Buildings (Exhibit 10.7 to the Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.11	Agreement for Purchase and Sale of the Windy Point Buildings (Exhibit 10.114 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.12	Purchase and Sale Agreement for the Experian/TRW Buildings (Exhibit 10.66 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.13	Purchase and Sale Agreement and Escrow Instructions for the Agilent Boston Building (Exhibit 10.69 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.14	Purchase and Sale Agreement for the MFS Phoenix Building (Exhibit 10.73 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.15	Purchase and Sale Agreement for the ISS Atlanta Buildings Exhibit 10.75 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.16	Purchase and Sale Agreement for the Nokia Dallas Buildings (Exhibit 10.79 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.17	Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (Exhibit 10.80 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.18	Amendment to Lease Agreement for Building No. 1 of the Nokia Dallas Buildings (Exhibit 10.81 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.19	Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.20	Amendment to Lease Agreement for Building No. 2 of the Nokia Dallas Buildings (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.21	Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

Exhibit Number	Description of Document
*10.22	Amendment to Lease Agreement for Building No. 3 of the Nokia Dallas Buildings (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.23	Agreement of Sale for the KeyBank Parsippany Building Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.24	Purchase and Sale Agreement for NASA Buildings (Exhibit 10.90 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.25	Lease Agreement with the Office of the Comptroller of the Currency and amendments thereto (Exhibit 10.91 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.26	Lease Agreement with the United States of America (NASA) and amendments thereto (Exhibit 10.92 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.27	Agreement of Purchase and Sale for Nestle Building (Exhibit 10.93 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.28	Lease Agreement for Nestle Building (Exhibit 10.95 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.29	Various amendments to Lease Agreement for Nestle Building (Exhibit 10.96 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.30	Agreement of Purchase and Sale for 150 West Jefferson Detroit Building (Exhibit 10.97 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.31	Real Estate Sale Agreement for US Bancorp Minneapolis Building (Exhibit 10.99 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.32	Lease Agreement with US Bancorp Piper Jaffray Companies, Inc. and amendments thereto for a portion of US Bancorp Minneapolis Building (Exhibit 10.100 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.33	Agreement of Purchase and Sale for Aon Center Chicago Building (Exhibit 10.101 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.34	Lease Agreement with BP Corporation North America, Inc. and amendments thereto for a portion of the Aon Center Chicago Building (Exhibit 10.102 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.35	Lease Agreement for Cingular Atlanta Building (Exhibit 10.103 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.36	Lease Agreement for Aventis Northern NJ Building (Exhibit 10.104 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

Exhibit Number	Description of Document
*10.37	Purchase and Sale Agreement for 35 W. Wacker Venture, L.P. (Leo Burnett Chicago Building) (Exhibit 10.105 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.38	Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. (Exhibit 10.106 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.39	First Amendment to Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. (Exhibit 10.107 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.40	Amended and Restated Limited Partnership Agreement of Wells-Buck Venture, L.P. (Exhibit 10.108 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.41	Lease Agreement with Leo Burnett USA, Inc. for a portion of Leo Burnett Chicago Building (Exhibit 10.112 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.42	Lease Agreement with Winston & Strawn, LLP for a portion of Leo Burnett Chicago Building (Exhibit 10.113 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.43	Purchase and Sale Agreement for Washington, DC Portfolio (Exhibit 10.114 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.44	Promissory Note in favor of Metropolitan Life Insurance Company relating to Washington, DC Portfolio (US Park Service Building) (Exhibit 10.115 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.45	Deed of Trust, Security Agreement and Fixture Filing relating to US Park Service Building (Exhibit 10.116 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.46	Promissory Note in favor of Metropolitan Life Insurance Company relating to Washington, DC Portfolio (Exhibit 10.117 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.47	Deed of Trust, Security Agreement and Fixture Filing relating to 1225 Eye Street Building (Exhibit 10.118 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.48	Limited Liability Company Agreement for 1201 Eye Street, N.W. Associates, LLC (Exhibit 10.119 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.49	First Amendment to Limited Liability Company Agreement for 1201 Eye Street, N.W. Associates, LLC (Exhibit 10.120 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.50	Limited Liability Company Agreement for 1225 Eye Street, N.W. Associates, LLC (Exhibit 10.121 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.51	First Amendment to Limited Liability Company Associates for 1225 Eye Street, N.W. Associates, LLC (Exhibit 10.122 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

Exhibit Number	Description of Document
*10.52	US Park Service Lease Agreement for a portion of US Park Service Building (Exhibit 10.123 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.53	Bank of America Lease Agreement for Bank of America Orange County Building (Exhibit 10.125 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.54	Purchase and Sale Agreement for 1901 Market Street Philadelphia Building (Exhibit 10.126 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848

*10.55	Amended and Restated Promissory Note from Wells 1901 Market, LLC to Wells Operating Partnership, L.P. relating to 1901 Market Street Philadelphia Building (Exhibit 10.127 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.56	Independence Blue Cross Agreement of Lease for 1901 Market Street Philadelphia Building (Exhibit 10.128 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.57	Agreement of Purchase and Sale of Property for 60 Broad Street New York Building (Exhibit 10.129 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.58	State of New York Agreement of Lease for a portion of the 60 Broad Street New York Building (Exhibit 10.130 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10.59	$200 Million Promissory Note dated April 20, 2004 between Wells REIT-Chicago Center Owner, LLC and Metropolitan Life Insurance Company (Exhibit 10.174 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.60	Mortgage, Security Agreement and Fixture Filing between Wells REIT-Chicago Center Owner, LLC and Metropolitan Life Insurance Company(Exhibit 10.175 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.61	$175.7 Million Loan Agreement among Wells REIT-Austin, TX, L.P., Wells REIT - Multi-State Owner, LLC, Wells REIT-Nashville, TN, LLC and Wells REIT—Bridgewater, NJ, LLC; and Morgan Stanley Mortgage Capital Inc. (Exhibit 10.176 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.62	$163.6 Million Loan Agreement between Wells REIT-Independence Square, LLC and Morgan Stanley Mortgage Capital Inc. (Exhibit 10.177 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2004, Commission File No. 0-25739)

*10.63	Acquisition Advisory Agreement between Wells Real Estate Investment Trust, Inc. and Wells Capital, Inc. effective as of January 1, 2005 (Exhibit 10.67 to Form 10-K of Wells Real Estate Investment Trust, Inc., for the fiscal year ended December 31, 2004, File No. 0-25739)

*10.64	Asset Management Advisory Agreement among Wells Real Estate Investment Trust, Inc., Wells Operating Partnership, L.P. and Wells Management Company, Inc. effective as of January 1, 2005 2005 (Exhibit 10.68 to Form 10-K of Wells Real Estate Investment Trust, Inc., for the fiscal year ended December 31, 2004, File No. 0-25739)

*10.65	Master Property Management, Leasing and Construction Management Agreement among Wells Real Estate Investment Trust, Inc., Wells Operating Partnership, L.P. and Wells Management Company, Inc. effective as of January 1, 2005 2005 (Exhibit 10.69 to Form 10-K of Wells Real Estate Investment Trust, Inc., for the fiscal year ended December 31, 2004, File No. 0-25739)

Exhibit Number	Description of Document
*10.66	Purchase and Sale Agreement among Wells Operating Partnership, LP, Wells Fund XII—REIT Joint Venture Partnership, Wells Fund XIII—REIT Joint Venture Partnership, Wells REIT, LLC—VA I, Wells BREA I, L.P., Westlake Wells, L.P., Danacq Farmington Hills LLC, Danacq Kalamazoo LLC, Wells—EDS Des Moines, L.P., Wells Fund XI-Fund XII-REIT Joint Venture, as sellers, and Lexington Corporate Properties Trust, as purchaser, dated February 25, 2005 (Exhibit 10.70 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended March 31, 2005, Commission File No. 0-25739)

*10.67	$105.0 Million Promissory Note dated May 5, 2005 from Wells Real Estate Investment Trust, Inc. in favor of Wachovia Bank, N.A. (Exhibit 10.71 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2005, Commission File No. 0-25739)

*10.68	$45.0 Million Term Loan Agreement dated May 4, 2005 between Wells Real Estate Investment Trust, Inc. and JP Morgan Chase Bank, N.A. (Exhibit 10.72 to Form 10-Q of Wells Real Estate Investment Trust, Inc., for the quarter ended June 30, 2005, Commission File No. 0-25739)

*10.69	Amended and Restated Dividend Reinvestment Plan effective May 20, 2005 (Exhibit 4.1 to Amendment No. 1 to Form S-3 Registration Statement, Commission File No. 333-114212, filed on June 10, 2005)

*10.70	Amended and Restated Dividend Reinvestment Plan adopted November 15, 2005 (Exhibit 4.1 to Amendment No. 2 to Form S-3 Registration Statement, Commission File No. 333-114212, filed on November 22, 2005)

*10.71	Employment Agreement dated as of February 2, 2007, by and between Wells Real Estate Investment Trust, Inc. and Donald A. Miller (Exhibit 10.1 to Form 8-K, Commission File No. 000-25739, filed on February 5, 2007)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wells Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Investment Trust, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia

March 9, 2007,

except for Note 15, as to which the date is

March 12, 2007

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	December 31,
	2006	2005
Assets:
Real estate assets, at cost:
Land	$638,733	$619,664
Buildings and improvements, less accumulated depreciation of $395,110 and $309,406 as of December 31, 2006 and 2005, respectively	3,114,171	3,117,247
Intangible lease assets, less accumulated amortization of $142,977 and $104,299 as of December 31, 2006 and 2005, respectively	223,085	235,410
Construction in progress	28,032	20,734

Total real estate assets	4,004,021	3,993,055
Investments in unconsolidated joint ventures	56,789	58,817
Cash and cash equivalents	44,131	48,973
Tenant receivables, net of allowance for doubtful accounts of $1,678 and $689 as of December 31, 2006 and 2005, respectively	107,243	98,259
Due from unconsolidated joint ventures	1,230	931
Prepaid expenses and other assets	22,423	22,124
Deferred financing costs, less accumulated amortization of $6,885 and $5,099 as of December 31, 2006 and 2005, respectively	9,485	10,233
Deferred lease costs, less accumulated amortization of $77,695 and $51,857 as of December 31, 2006 and 2005, respectively	205,368	165,958

Total assets	$4,450,690	$4,398,350

Liabilities:
Lines of credit and notes payable	$1,243,203	$1,036,312
Accounts payable, accrued expenses, and accrued capital expenditures	92,023	68,058
Due to affiliates	1,232	3,951
Deferred income	24,117	22,301
Intangible lease liabilities, less accumulated amortization of $42,738 and $34,431 as of December 31, 2006 and 2005, respectively	97,239	106,158

Total liabilities	1,457,814	1,236,780

Commitments and Contingencies	—	—

Minority Interest	6,050	5,408

Redeemable Common Stock	136,129	167,015

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 465,880,274 and 469,423,177 shares issued and outstanding as of December 31, 2006 and 2005, respectively	4,659	4,694
Additional paid-in capital	3,358,933	3,391,998
Cumulative distributions in excess of earnings	(376,766)	(240,530)
Redeemable common stock	(136,129)	(167,015)

Total stockholders’ equity	2,850,697	2,989,147

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,450,690	$4,398,350

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Rental income	$438,692	$430,786	$418,028
Tenant reimbursements	131,030	128,306	120,720
Other rental income	9,584	4,914	8,672
Gain on sale	—	—	298

	579,306	564,006	547,718
Expenses:
Property operating costs	197,634	187,244	173,669
Asset and property management fees:
Related-party	24,361	21,773	18,412
Other	5,040	5,539	4,908
Depreciation	93,730	87,107	82,381
Amortization	71,292	63,898	57,274
Casualty and impairment losses on real estate assets	7,765	16,093	—
Loss on sale	550	—	—
General and administrative	20,910	18,511	18,749

	421,282	400,165	355,393

Real estate operating income	158,024	163,841	192,325
Other income (expense):
Interest expense	(61,329)	(49,320)	(38,391)
Interest and other income	2,541	5,802	2,216
Equity in income of unconsolidated joint ventures	2,197	14,765	6,634
Loss on extinguishment of debt	—	—	(2,101)

	(56,591)	(28,753)	(31,642)

Income from continuing operations before minority interest	101,433	135,088	160,683

Minority interest in earnings of consolidated subsidiaries	(657)	(611)	(572)

Income from continuing operations	100,776	134,477	160,111

Discontinued operations:
Operating income	4,626	16,980	38,122
Gain on sale	27,922	177,678	11,489

Income from discontinued operations	32,548	194,658	49,611

Net Income	$133,324	$329,135	$209,722

Net income per common share—basic and diluted:
Income from continuing operations	$0.22	$0.29	$0.34
Income from discontinued operations	0.07	0.42	0.11

Net income per common share	$0.29	$0.71	$0.45

Weighted-average shares outstanding—basic and diluted	461,693	466,285	466,061

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	465,050	$4,650	$4,138,017	$(180,261)	$—	$—	$3,962,406

Issuance of common stock	19,494	195	194,747	—	—	—	194,942
Redemptions of common stock	(9,711)	(97)	(97,018)	—	—	—	(97,115)
Dividends ($0.67 per share)	—	—	—	(312,645)	—	—	(312,645)
Commissions and discounts on common stock sales and related dealer-manager fees	—	—	(17,617)	—	—	—	(17,617)
Other offering costs	—	—	(757)	—	—	—	(757)
Redeemable common stock	—	—	—	—	(225,955)	—	(225,955)
Shares repurchased upon settlement	(1,347)	(13)	(13,454)	—	—	—	(13,467)
Components of comprehensive income:
Net income	—	—	—	209,722	—	—	209,722
Change in value of interest rate swap	—	—	—	—	—	86	86

Comprehensive income							209,808

Balance, December 31, 2004	473,486	4,735	4,203,918	(283,184)	(225,955)	86	3,699,600

Issuance of common stock	18,834	188	165,331	—	—	—	165,519
Redemptions of common stock	(22,897)	(229)	(217,866)	—	—	—	(218,095)
Special distribution ($1.62 per share)	—	—	(748,526)	—	—	—	(748,526)
Dividends ($0.61 per share)	—	—	—	(286,481)	—	—	(286,481)
Commissions and discounts on common stock sales	—	—	(10,488)	—	—	—	(10,488)
Other offering costs	—	—	(371)	—	—	—	(371)
Redeemable common stock	—	—	—	—	58,940	—	58,940
Components of comprehensive income:
Net income	—	—	—	329,135	—	—	329,135
Change in value of interest rate swap	—	—	—	—	—	(86)	(86)

Comprehensive income							329,049

Balance, December 31, 2005	469,423	4,694	3,391,998	(240,530)	(167,015)	—	2,989,147

Issuance of common stock	18,097	181	151,471	—	—	—	151,652
Redemptions of common stock	(21,640)	(216)	(181,126)	—	—	—	(181,342)
Dividends ($0.58 per share)	—	—	—	(269,560)	—	—	(269,560)
Commissions and discounts on common stock sales	—	—	(3,363)	—	—	—	(3,363)
Other offering costs	—	—	(47)	—	—	—	(47)
Redeemable common stock	—	—	—	—	30,886	—	30,886
Net income	—	—	—	133,324	—	—	133,324

Balance, December 31, 2006	465,880	$4,659	$3,358,933	$(376,766)	$(136,129)	$—	$2,850,697

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$133,324	$329,135	$209,722
Operating distributions received from unconsolidated joint ventures	4,424	6,107	9,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,296	91,713	97,425
Other amortization	72,225	65,590	61,495
Casualty and impairment losses on real estate assets	7,565	16,093	—
Loss on extinguishment of debt	—	—	2,101
Amortization of deferred financing costs and fair market value adjustments on notes payable	1,179	1,221	2,490
Equity in income of unconsolidated joint ventures	(2,197)	(14,765)	(6,634)
Minority interest in earnings of consolidated subsidiaries	657	611	572
Gain on sale	(27,922)	(177,678)	(11,787)
Loss on sale	550	—	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(10,626)	(13,512)	(37,708)
Decrease in due from affiliate	—	—	351
(Increase) decrease in prepaid expenses and other assets	(15,581)	(20,893)	2,376
Increase (decrease) in accounts payable and accrued expenses	19,802	(3,496)	(9,063)
(Decrease) increase in due to affiliates	(1,563)	929	77
Increase (decrease) in deferred income	1,815	(10,168)	7,750

Net cash provided by operating activities	278,948	270,887	328,753
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(267,810)	(53,900)	(238,615)
Proceeds from master leases	963	—	—
Net sale proceeds from wholly owned properties	111,481	711,894	32,996
Net sale proceeds received from unconsolidated joint ventures	297	44,874	7,370
Investments in unconsolidated joint ventures	(795)	(528)	(395)
Acquisition and advisory fees paid	(2,485)	(3,557)	(21,210)
Deferred lease costs paid	(30,051)	(7,093)	(33,488)

Net cash (used in) provided by investing activities	(188,400)	691,690	(253,342)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,038)	(984)	(10,227)
Proceeds from lines of credit and notes payable	598,885	307,115	1,019,952
Repayments of lines of credit and notes payable	(391,387)	(160,378)	(825,035)
Issuance of common stock	150,379	159,459	190,339
Redemptions of common stock	(178,907)	(215,015)	(96,806)
Dividends paid	(269,575)	(286,643)	(326,372)
Special distribution	—	(748,526)	—
Commissions on stock sales paid	(3,700)	(7,930)	(13,936)
Other offering costs paid	(47)	(371)	(14,082)
Repurchase of shares upon settlement	—	—	(12,842)

Net cash used in financing activities	(95,390)	(953,273)	(89,009)

Net (decrease) increase in cash and cash equivalents	(4,842)	9,304	(13,598)

Cash and cash equivalents, beginning of year	48,973	39,669	53,267

Cash and cash equivalents, end of year	$44,131	$48,973	$39,669

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership. Wells REIT is the sole general partner and possesses full legal control and authority over the operations of Wells OP. Wells Capital, Inc. (“Wells Capital”) is the current sole limited partner of Wells OP. Wells OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by Wells Capital, and through certain joint ventures with parties not affiliated with Wells REIT or Wells Capital. References to Wells REIT herein shall include Wells REIT and all subsidiaries of Wells REIT, including Wells OP, its subsidiaries, and consolidated joint ventures. See Note 12 for additional information related to Wells Capital.

As of December 31, 2006, Wells REIT owned interests in 83 properties, either directly or through joint ventures, comprising approximately 21.5 million square feet of commercial office and industrial space, located in 23 states and the District of Columbia. As of December 31, 2006, these properties were approximately 95% leased.

Since its inception, Wells REIT has completed four public offerings of common stock for sale at $10 per share. Combined with Wells REIT’s dividend reinvestment plan (the “DRP”), such offerings have provided approximately $5.2 billion in total offering proceeds. From these proceeds, Wells REIT has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses, (2) approximately $477.8 million in commissions on stock sales and related dealer-manager fees, and (3) approximately $62.7 million in organization and other offering costs. In addition, Wells REIT has used approximately $574.6 million to redeem shares pursuant to Wells REIT’s share redemption program, and to repurchase shares resulting from a legal settlement in one instance. The remaining net offering proceeds of approximately $3.9 billion were invested in real estate, and Wells REIT’s fourth public offering closed on July 25, 2004.

Wells REIT registered an additional 100 million shares of common stock with the Securities and Exchange Commission (the “SEC”) for issuance pursuant to its DRP under a Registration Statement on Form S-3 (Commission File No. 333-114212), which became effective on April 5, 2004.

Wells REIT’s stock is not listed on a national exchange. However, Wells REIT’s Articles of Incorporation require Wells REIT to begin the process of liquidating its investments and distributing the resulting proceeds to the stockholders if its common stock is not listed on a national securities exchange or over-the-counter market by January 30, 2008. This provision of Wells REIT’s Articles of Incorporation can only be amended by a vote of Wells REIT’s stockholders.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Wells REIT’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Wells REIT, Wells OP, any variable interest entities in which Wells REIT or Wells OP is the primary beneficiary, as defined by Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) and, in situations where FIN 46(R) is not applicable, any entities in which Wells REIT or Wells OP own a controlling financial interest, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, Accounting Research Bulletin No. 51, Consolidated Financial Statements, and Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures. In determining whether Wells REIT or Wells OP has a controlling financial interest, the following factors are considered, among others: ownership of voting interests, protective rights of investors and participatory rights of investors.

Wells REIT owns interests in four real properties through its ownership in the following consolidated joint ventures: Wells 35 W. Wacker, LLC and Wells Washington Properties, Inc. Wells REIT has evaluated the consolidated joint ventures based on the criterion outlined above and concluded that, while neither of the consolidated joint ventures is a variable interest entity (“VIE”), it has a controlling financial interest in both of these entities. Accordingly, Wells REIT’s consolidated financial statements include the accounts of Wells 35 W. Wacker LLC and Wells Washington Properties Inc.

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

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition and advisory fees incurred, any tenant improvements or major improvements and betterments, that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Wells REIT capitalizes interest while the development of a real estate asset is in progress. Interest of approximately $0 and $882,000 was capitalized for the years ended December 31, 2006 and 2005, respectively.

Wells REIT’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Wells REIT continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, of both operating properties and properties under construction in which Wells REIT has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. Wells REIT considers assets to be held for sale at the point at which a sale contract is executed. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

As of December 31, 2006 and 2005, Wells REIT had gross above-market in-place leases of approximately $79.0 million and $77.4 million, respectively, and gross intangible absorption period costs of approximately $287.0 million and $262.3 million, respectively, which are recorded as intangible lease assets. As of December 31, 2006 and 2005, Wells REIT had gross intangible lease origination costs of approximately $214.3 million and $193.9 million, respectively, which are recorded as deferred lease costs, and gross below-market in-place leases of approximately $140.0 million and $140.6 million, respectively, which are recorded as intangible lease liabilities.

During the years ended December 31, 2006, 2005, and 2004, Wells REIT recognized amortization expense related to intangible lease origination and absorption period costs of approximately $68.4 million, $62.4 million, and $56.4 million, respectively. In addition, Wells REIT recognized amortization of above-market and below-market in-place lease intangibles of approximately $1.6 million, $1.8 million, and $3.0 million, respectively, as a net increase to rental revenues. Income from discontinued operations for the years ended 2006, 2005, and 2004 includes $1.2 million, $3.0 million, and $7.1 million, respectively, of amortization expense related to intangible lease origination and absorption period costs and $0, $0.06 million, and $0.2 million, respectively, of rental income related to amortization of above-market and below-market in-place lease intangibles.

Net intangible assets and liabilities as of December 31, 2006 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-place Lease Liabilities
	Above-Market In-place Lease Assets	Absorption Period Costs
For the year ending December 31:
2007	$10,102	$38,580	$24,556	$12,406
2008	8,696	31,265	21,446	12,196
2009	8,185	26,482	19,611	12,136
2010	6,942	20,565	16,836	11,935
2011	4,609	16,179	13,995	11,573
Thereafter	8,008	43,472	48,541	36,993

	$46,542	$176,543	$144,985	$97,239

Weighted-Average Amortization Period	5 years	6 years	8 years	9 years

Investments in Unconsolidated Joint Ventures

Wells REIT owns interests in 10 properties through its ownership in certain unconsolidated joint venture partnerships. Management has evaluated these joint ventures and determined that these entities are not VIEs under the provisions of FIN 46(R). While Wells REIT does not have a controlling financial interest in the unconsolidated joint ventures, it does exercise significant influence. Accordingly, Wells REIT’s investment in unconsolidated joint ventures is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to such joint ventures. Pursuant to the terms of the unconsolidated joint venture agreements, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

Wells REIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Wells REIT adjusted the allowance for doubtful accounts by recording provisions for/(recoveries of) bad debts of approximately $989,000, ($404,000), and $600,000 for the years ended December 31, 2006, 2005, and 2004, respectively, which is included in general and administrative expenses and in income from discontinued operations in the accompanying consolidated statements of income.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid taxes, insurance and operating costs, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, earnest money paid in connection with future acquisitions, costs incurred related to a potential merger transaction (see Note 15), and capitalized acquisition fees that have not yet been applied to investments in real estate assets. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without a future economic benefit are written off as they are identified.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense on a straight-line basis over the terms of the related financing arrangements. Wells REIT recognized amortization of deferred financing costs for the years ended December 31, 2006, 2005, and 2004 of approximately $1.8 million, $1.8 million, and $2.5 million, respectively, which is included in interest expense in the accompanying consolidated statements of income.

Deferred Lease Costs

Deferred lease costs are comprised of costs incurred to acquire operating leases, including intangible lease origination costs, and are capitalized and amortized on a straight-line basis over the terms of the related leases. Wells REIT recognized amortization of deferred lease costs of approximately $27.5 million, $25.8 million, and $24.9 million for the years ended December 31, 2006, 2005, and 2004, respectively, which is recorded as amortization expense and as a component of income from discontinued operations. Wells REIT recognized additional amortization of lease incentives classified as deferred lease costs of $0.9 million, $0.2 million, and $0, which were recorded as an adjustment to rental income for the years ended December 31, 2006, 2005, and 2004, respectively. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are written off.

Line of Credit and Notes Payable

Certain mortgage notes included in lines of credit and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Wells REIT adjusts the loan to fair value with a corresponding adjustment to building. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method.

Minority Interest

Minority interest represents the equity interests of consolidated subsidiaries that are not owned by Wells REIT. Minority interest is adjusted for contributions, distributions, and earnings (loss) attributable to the minority interest partners of the consolidated joint ventures. All earnings and distributions are allocated to the partners of the consolidated joint ventures in accordance with their respective partnership agreements. Earnings allocated to such minority interest partners are recorded as minority interest in earnings of consolidated subsidiaries in the accompanying consolidated statements of income.

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

Common Stock

The par value of Wells REIT’s issued and outstanding shares of common stock is classified as common stock, with the remainder allocated to additional paid-in capital.

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

Redeemable Common Stock

Subject to certain limitations, Wells REIT’s common shares are contingently redeemable at the option of the shareholder. Such limitations include, however, are not limited to the following: (i) Wells REIT may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year during any calendar year; and (ii) in no event shall the aggregate amount paid for redemptions under the Wells REIT share redemption program exceed the aggregate amount of proceeds received from the sale of shares pursuant to the DRP. Accordingly, pursuant to Accounting Series Release No. 268, Presentation in Financial Statements Redeemable Preferred Stock, Wells REIT has recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Wells REIT’s share redemption program of $136.1 million and $167.0 million as of December 31, 2006 and 2005, respectively. Further, upon being tendered for redemption by the holder, Wells REIT reclassifies redeemable common shares from mezzanine equity to a liability at settlement value. As of December 31, 2006 and 2005, approximately $0.8 million and $0 of shares tendered for redemption have not been redeemed, and are, therefore, included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Interest Rate Swap Agreement

Wells REIT entered into an interest rate swap to hedge its exposure to changing interest rates on a variable rate construction loan in 2004, which expired in July 2005. Wells REIT accounted for the interest rate swap agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the interest rate swap agreement was recorded as either prepaid expenses and other assets or accounts payable, accrued expenses, and accrued capital expenditures, and changes in the fair value of the interest rate swap agreement were recorded as other comprehensive income. Net amounts received or paid under the interest rate swap agreements are recorded as adjustments to interest expense as incurred.

Financial Instruments

Wells REIT considers its cash, accounts receivable, accounts payable, and lines of credit and notes payable to meet the definition of financial instruments. As of December 31, 2006 and 2005, the carrying value of cash, accounts receivable, and accounts payable approximated fair value. As of December 31, 2006 and 2005, the estimated fair value of lines of credit and notes payable was approximately $1.2 billion and $1.0 billion, respectively.

Revenue Recognition

All leases on real estate assets held by Wells REIT are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Other rental income is recognized once the tenant has lost the right to lease the space and Wells REIT has satisfied all obligations under the related lease or lease termination agreement.

Wells REIT records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the purchaser. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Stock-based Compensation

SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123-R”), which replaces SFAS No. 123, Accounting and Disclosure for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, became effective on January 1, 2006 and applies to all transactions involving the issuance of equity securities, including, among others, stock options and warrants, in exchange for goods and services. Pursuant to SFAS 123-R, Wells REIT recognizes the fair values of all stock options and warrants granted to directors or employees over the respective weighted-average vesting periods. To date, neither the options nor the warrants granted by Wells REIT to directors have had significant values.

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Outstanding stock options and warrants have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive using the treasury stock method because the exercise price of the options and warrants exceed the current offering price of Wells REIT’s common stock under Wells REIT’s DRP.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. SFAS 157 will be effective for Wells REIT beginning January 1, 2008. Wells REIT is currently assessing the provisions and evaluating the financial statement impact of SFAS 157 on its consolidated financial statements and accompanying notes.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for Wells REIT beginning December 31, 2006. The adoption of this guidance has not had a material impact on Wells REIT’s consolidated financial statements or accompanying notes.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 will be effective for Wells REIT beginning January 1, 2007. Wells REIT is in the process of evaluating the impact of FIN 48 on its consolidated financial statements and accompanying notes.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS 154 requires retrospective application to prior periods unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 was effective for Wells REIT beginning January 1, 2006 and has not had a material impact on its consolidated financial statements or accompanying notes.

3.	ACQUISITIONS OF REAL ESTATE ASSETS

The following properties were acquired in 2006 (dollars in thousands):

Property	Acquisition Date	Location	Approximate Square Feet	Purchase Price(1)
400 Bridgewater Crossing	February 17, 2006	Bridgewater, NJ	297,000	$88,183
Las Colinas Corporate Center	August 31, 2006	Irving, TX	386,000	$59,646
Two Pierce Place	December 7, 2006	Itasca, IL	487,000	$88,550

(1)	Purchase prices are presented exclusive of closing costs.

4.	IMPAIRMENT OF REAL ESTATE ASSETS

During the second quarter of 2005, Wells REIT reduced its intended holding period for the 5000 Corporate Court Building (formerly known as the IRS Long Island Building), which was purchased in September 2002 and consists of one building comprised of approximately 238,000 square feet. The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005 and a reassessment of leasing assumptions for this building, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete the necessary re-leasing activities. As of June 30, 2005, Wells REIT determined that the carrying value of the 5000 Corporate Court Building’s real estate and intangible assets was not recoverable under the provisions of SFAS 144 and, accordingly, recorded an impairment loss on real estate assets of approximately $16.1 million to reduce the carrying value of the 5000 Corporate Court Building to its corresponding estimated fair value based on the present value of undiscounted cash flows.

During the fourth quarter of 2006, Wells REIT considered the results of exploratory marketing of the 5000 Corporate Court Building. Based on the results of such exploratory marketing, and a reduction in the intended hold period, Wells REIT determined that the carrying value of the real estate and intangible assets was not recoverable under the provisions of SFAS 144. Accordingly, Wells REIT recorded an impairment loss on real estate assets of approximately $7.6 million during the fourth quarter of 2006 to reduce the carrying value of the 5000 Corporate Court Building to its estimated fair value based on offers received in connection with such marketing efforts.

5.	UNCONSOLIDATED JOINT VENTURES

Investments in Unconsolidated Joint Ventures

As of December 31, 2006 and 2005, Wells REIT owned interests in the following unconsolidated joint ventures with affiliates of Wells Capital (in thousands):

	2006		2005
	Amount	Percentage	Amount	Percentage
Fund XIII and REIT Joint Venture	$24,596	72%	$25,897	72%
Fund XII and REIT Joint Venture	18,794	55%	19,301	55%
Fund XI, XII and REIT Joint Venture	7,103	57%	6,862	57%
Wells/Freemont Associates	5,696	78%	5,792	78%
Fund IX, X, XI and REIT Joint Venture	600	4%	935	4%
Fund VIII, IX and REIT Joint Venture	—	16%	30	16%

	$56,789		$58,817

Through the unconsolidated joint ventures listed above, Wells REIT owned ten buildings comprised of approximately 1.13 million square feet and eleven buildings comprised of approximately 1.23 million square feet as of December 31, 2006 and December 31, 2005, respectively.

Due from Unconsolidated Joint Ventures

As of December 31, 2006 and 2005, due from unconsolidated joint ventures represents operating distributions due to Wells REIT from its investments in unconsolidated joint ventures for the fourth quarters of 2006 and 2005, respectively.

6.	LINES OF CREDIT AND NOTES PAYABLE

The following table summarizes the terms of Wells REIT’s indebtedness outstanding as of December 31, 2006 and 2005 (in thousands):

Facility	Fixed-rate (F) or Variable- rate (V)	Rate	Term Debt or Interest Only	Maturity	Amount Outstanding as of December 31,
					2006	2005
Secured Pooled Facility	F	4.84%	Interest Only	6/14/2014	$350,000	$350,000
Aon Center Chicago Mortgage Note	F	4.87%- for $200.0 million 5.70%- for $25.0 million	Interest Only	5/1/2014	225,000	200,000
$125.0 Million Fixed-Rate Loan	F	5.50%	Interest Only	4/1/2016	125,000	—
Leo Burnett Building Mortgage Note	F	5.10%	Interest Only	1/1/2014	120,000	120,000
WDC Mortgage Notes	F	4.40%	Interest Only	11/1/2007	115,167	115,167
$105.0 Million Fixed-Rate Loan	F	5.29%	Interest Only	5/11/2015	105,000	105,000
$45.0 Million Fixed-Rate Loan	F	5.20%	Interest Only	6/1/2012	45,000	45,000
$42.5 Million Fixed-Rate Loan	F	5.70%	Interest Only	10/11/2016	42,525	—
$50.0 Million Secured Line of Credit	V	6.83% LIBOR + 1.50%	Interest Only	6/16/2008	38,000	—
3100 Clarendon Boulevard Building Mortgage Note	F	6.40%	Interest Only	8/25/2008	34,502	35,110
One Brattle Square Building Mortgage Note	F	8.50%	Term Debt	3/11/2028	27,484	28,827
1075 West Entrance Building Mortgage Note	F	8.20%	Term Debt	1/1/2012	15,525	16,108
Merck Construction Loan	V	LIBOR + .85%	Interest Only	3/24/2006	—	21,100

Total indebtedness					$1,243,203	$1,036,312

Wells REIT has a revolving credit facility, which is secured by a pool of borrowing base properties (the “$85 Million Secured Line of Credit”). Under the terms of this facility, Wells REIT may borrow the lesser of (1) an amount equal to 75% of the aggregate appraised value of lender-approved borrowing base properties or (2) $85 million. The maximum capacity under the $85 Million Line of Credit decreased to $48.3 million as a result of disposing of one of the borrowing base properties, the Frank Russell Building, in December 2006. Should Wells REIT identify a replacement borrowing base property for the Frank Russell Building in the future, the maximum capacity under the $85 Million Secured Line of Credit may increase. The $85 Million Secured Line of Credit accrues interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 1.5% per annum (6.83% as of December 31, 2006) and matures in December 2007.

Wells REIT’s weighted-average interest rate as of December 31, 2006 and 2005 for aforementioned borrowings was approximately 5.21% and 5.09%, respectively. Wells REIT made interest payments, including amounts capitalized, of approximately $60.4 million, $51.0 million, and $39.9 million during the years ended December 31, 2006, 2005, and 2004, respectively.

A summary of the aggregate maturities of Wells REIT’s indebtedness as of December 31, 2006 is provided below (in thousands):

2007	$117,908
2008	73,379
2009	1,321
2010	1,407
2011	1,502
Thereafter	1,047,686

Total	$1,243,203

7.	COMMITMENTS AND CONTINGENCIES

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expand an existing property, construct on adjacent property, or provide funding for other capital improvements. As of December 31, 2006, no tenants have exercised such options, which have not been fully satisfied as of that date. Under lease amendments executed during 2006, Leo Burnett and Winston & Strawn, LLP, the principal tenants at the 35 W. Wacker Building, are entitled to additional landlord-funded tenant improvements, leasing commissions, and building improvements totaling approximately $61.1 million as of December 31, 2006.

Operating Lease Obligations

Certain properties are subject to ground leases with expiration dates ranging between 2048 and 2083. The aggregate remaining payments required under the terms of these operating leases as of December 31, 2006 are presented below (in thousands):

2007	$563
2008	563
2009	563
2010	629
2011	629
Thereafter	61,978

Total	$64,925

Ground rent expense for the years ended December 31, 2006, 2005, and 2004 was approximately $563,000, $618,000, and $754,000, respectively, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the related real estate subject to operating leases is approximately $30.1 million and $31.4 million as of December 31, 2006 and 2005, respectively.

Tennessee Excise Taxes

In June 2006, Wells OP received a notice of assessment from the Tennessee Department of Revenue related to excise taxes due for the calendar years ended December 31, 2002 through 2004. The Tennessee Department of Revenue allows partnerships owned by REITs, such as Wells OP, to deduct income or gains from their taxable income to the extent that such deducted income is included in the federal taxable income of the owner REIT. To be eligible for this deduction, the owner REIT must be subject to and file a franchise and excise tax return in the State of Tennessee. A REIT is subject to excise taxes if, among other things, it meets the requirement for “doing business in Tennessee,” as provided for in the Tennessee Code Annotation Section 67-4-2004(9)(A). The notice of assessment contends that Wells REIT did not meet this requirement from 2002 through 2004 and, based on this, owes additional taxes and interest of approximately $1.0 million. Consistent with other REITs that received similar notices, Wells REIT believes that it met the requirement for “doing business in Tennessee” from 2002 through 2004 based on the provisions of the law and by virtue of its general partnership interest in Wells OP, which has ownership in properties and interests in properties located in the State of Tennessee. Negotiations and discussions with the Tennessee Department of Revenue related to the intent and interpretation of the “doing business in Tennessee” requirement under the Tennessee franchise and excise laws are ongoing. As a result, a reserve of $350,000 has been provided for Wells REIT’s exposure related to this notice as of December 31, 2006.

Effective July 1, 2006, the Tennessee Department of Revenue revoked the exception for partnerships owned by non-publicly traded REITs to deduct income or gains generated from properties located in the State of Tennessee, subject to certain limitations. The Tennessee Department of Revenue also revoked the franchise tax exception for REIT-owned partnerships. As a result, all REIT-owned partnerships, whether publicly traded or not, are now subject to Tennessee franchise tax. As such, Wells REIT will accrue for future Tennessee franchise and excise taxes and, accordingly, has recognized additional tax expense of $0.2 million for the year ended December 31, 2006.

Litigation

Wells REIT is from time to time a party to legal proceedings, which arise in the ordinary course of its business. Wells REIT is not currently involved in any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells REIT. Wells REIT is not aware of any such legal proceedings contemplated by governmental authorities.

8.	STOCKHOLDERS’ EQUITY

2000 Employee Stock Option Plan

Wells REIT’s employee stock option plan (the “Employee Option Plan”) allows non-qualified stock options to be granted to selected employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of Wells Capital, subject to the discretion of the compensation committee of Wells REIT’s board of directors and the other limitations of the Employee Option Plan. As of December 31, 2006, 750,000 shares of Wells REIT common stock have been authorized and reserved for issuance under the Employee Option Plan. As of December 31, 2006, no stock options have been granted or exercised under the Employee Option Plan.

Under the Employee Option Plan, the exercise price for options shall be the greater of (1) $11.00 per share, or (2) the Fair Market Value, as defined in the Employee Option Plan, of the shares on the date the option is granted. The compensation committee has the authority to set the term and vesting period of the stock option except that no option shall have a term greater than five years from the later of (1) the date Wells REIT’s shares are listed on a national securities exchange, or (2) the date the stock option is granted. In the event of a corporate transaction or other recapitalization event, the conflicts committee will adjust the number of shares, class of shares, exercise price or other terms of the Employee Option Plan to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to any option as necessary. Upon exercise, the employee agrees to remain in the employment of Wells Capital or Wells Management for a period of one year after the date of grant. No stock option may be exercised if such exercise would jeopardize Wells REIT’s status as a REIT under the Internal Revenue Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT’s advisor, directors, officers, or any of their affiliates, would exceed 10% of Wells REIT’s outstanding shares. No option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution.

Independent Director Stock Option Plan

Wells REIT’s independent director stock option plan (the “Independent Director Plan”) allows stock options to be granted to independent non-employee directors of Wells REIT. As of December 31, 2006, 100,000 shares of Wells REIT common stock have been authorized and reserved for issuance under the Independent Director Plan.

Under the Independent Director Plan, options to purchase 2,500 shares of common stock at the greater of (1) $12 per share or (2) the Fair Market Value, as defined, are granted upon initially becoming an independent director of Wells REIT. Of these options, 20% are exercisable immediately on the date of grant. An additional 20% of these options become exercisable on each anniversary following the date of grant for a period of four years. Additionally, effective on the date of each annual meeting of stockholders of Wells REIT, each independent director will be granted an option to purchase 1,000 additional shares of common stock. These options are 100% exercisable at the completion of two years of service after the date of grant. All options granted under the Independent Director Plan expire no later than the date immediately following the tenth anniversary of the date of grant and may expire sooner in the event of the disability or death of the independent director or if the independent director ceases to serve as a director. In the event of a corporate transaction or other recapitalization event, the conflicts committee will adjust the number of shares, class of shares, exercise price or other terms of the Stock Option Plan to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to any option as necessary. No stock option may be exercised if such exercise would jeopardize Wells REIT’s status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT’s advisor, directors, officers, or any of their affiliates, would exceed 10% of Wells REIT’s outstanding shares. No option may be sold, pledged, assigned, or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

A summary of Wells REIT’s stock option activity under its Independent Director Plan for the years ended December 31, 2006, 2005, and 2004 follows:

	Number of Options Outstanding	Exercise Price	Number of Options Exercisable
Outstanding as of December 31, 2003	45,000	$12	28,500
Granted	8,000	$12

Outstanding as of December 31, 2004	53,000	$12	35,500
Granted	8,000	$12

Outstanding as of December 31, 2005	61,000	$12	43,500
Granted	7,000	$12
Terminated(1)	(2,000)	$12

Outstanding as of December 31, 2006	66,000	$12	51,500

(1)

One of Wells REIT’s independent directors passed away in 2006, prior to the date of the annual meeting. Of the 8,500 options granted to this director, 6,500 options are exercisable by his estate for a period of one year following his death. The remaining 2,000 shares were terminated and are available for future issuance under the plan.

Wells REIT implemented SFAS 123-R using the modified prospective transition method, under which compensation expense is required to be recognized over the remaining requisite service period for the estimated fair values of (i) the unvested portion of previously issued awards that remain outstanding as of January 1, 2006 and (ii) any awards issued, modified, repurchased, or cancelled after January 1, 2006. Based on the following assumptions, the fair value of options granted under the Independent Director Plan in 2006, 2005, and 2004 is insignificant. Wells REIT estimated the fair value of such options using the Black-Scholes-Merton model with the following assumptions:

	2006	2005	2004
Risk-free rate	4.61%	3.81%	3.88%
Projected future dividend yield	7.00%	7.00%	7.00%
Expected life of the options	6 years	6 years	6 years
Volatility	0.161	0.168	0.212

As none of the options described above have been exercised, Wells REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal to one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (2 years). As Wells REIT’s common stock is not publicly traded, Wells REIT does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of publicly traded companies that are otherwise similar to Wells REIT. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2006 was approximately five years.

Independent Director Warrant Plan

The independent director warrant plan (the “Independent Director Warrant Plan”), provides for the issuance of one warrant to purchase common stock for every 25 shares of common stock purchased by an independent director. As of December 31, 2006, 500,000 shares of Wells REIT common stock have been authorized and reserved for issuance under the Independent Director Warrant Plan. The exercise price of the warrants is $12 per share. The warrants are exercisable until the dissolution, liquidation, or merger or consolidation of Wells REIT where Wells REIT is not the surviving corporation. No warrant may be sold, pledged, assigned, or transferred by an independent director in any manner other than by the laws of descent or distribution. As of December 31, 2006, approximately 7,000 warrants have been earned and issued under the Independent Director Warrant Plan.

In accordance with SFAS 123-R, Wells REIT estimated the fair value of the director warrants granted in 2006, 2005, and 2004 as of the dates of the respective grants using the Black-Scholes-Merton model with the following assumptions:

	2006	2005	2004
Risk-free rate	4.61%	3.81%	3.88%
Projected future dividend yield	7.00%	7.00%	7.00%
Expected life of the options	5 years	5 years	5 years
Volatility	0.161	0.168	0.212

As none of the warrants described above have been exercised, Wells REIT does not have relevant historical data on which to base an estimate of the expected life of the independent director warrants. The expected life of such warrants has been estimated to equal to one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (0 years). As Wells REIT’s common stock is not publicly traded, Wells REIT does not have relevant historical data on which to base an estimate of volatility in the value of such warrants. The volatility of such warrants has been estimated to equal the average fluctuations in historical stock prices of publicly traded companies that are otherwise similar to Wells REIT. Based on the above assumptions, the fair value of the warrants granted under the Independent Director Warrant Plan during the years ended December 31, 2006, 2005, and 2004 was insignificant.

Dealer Warrant Plan

Under the terms of each offering of Wells REIT’s stock, warrants to purchase shares of Wells REIT’s stock were issued to Wells Investment Securities, Inc. (“WIS”), the dealer-manager in each offering of Wells REIT’s stock and an affiliate of Wells Capital. As of December 31, 2006, 6,386,399 shares have been authorized and reserved for issuance under the Dealer Warrant Plan. Each dealer warrant provides the right to purchase one share of Wells REIT’s common stock at a price of $12 during a time period beginning one year from the effective date of the respective offering and ending five years after the effective date of the respective offering. To date, no dealer warrants have been exercised, and all warrants related to the first, second, and third offerings have expired. As of December 31, 2006, approximately 6.4 million warrants related to the fourth offering are issued and outstanding and will expire on July 26, 2007. No value is required to be recorded for Wells REIT’s dealer warrants during 2006 under SFAS 123-R, as all of such warrants were fully vested as of January 1, 2006.

Dividend Reinvestment Plan

Under Wells REIT’s DRP, common stockholders may elect to reinvest an amount equal to the dividends declared on their common shares into additional shares of Wells REIT’s common stock in lieu of receiving cash dividends. The shares may be purchased at a fixed price per share, and participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of Wells REIT’s stock. The board of directors, by majority vote, may amend or terminate the DRP for any reason upon 10 days’ notice to the participants of the DRP. Through the first quarter of 2005, shares were offered under the DRP at $9.55 per share. As a result of a return of invested capital special distribution paid to stockholders in June 2005, the offering price for shares issued pursuant to the DRP was reduced to $8.00 for the second and third quarters of 2005. The DRP was subsequently amended to change the offering price from $8.00 per share to 95.5% of the then-current estimated share valuation, as determined by the board of directors from time to time. Accordingly, pursuant to the amended DRP, shares were offered at $8.31 per share from the fourth quarter of 2005 through the fourth quarter of 2006, and will be offered at $8.53 per share effective for dividends declared beginning the first quarter of 2007.

Share Redemption Program

Under Wells REIT’s common stock redemption program, investors who have held shares for more than one year may redeem shares subject to the following limitations: (i) Wells REIT may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year during any calendar year; and (ii) in no event shall the aggregate amount of redemptions under the Wells REIT share redemption program exceed aggregate proceeds received from the sale of shares pursuant to the DRP. The one-year period may be waived by the board of directors in certain circumstances, including death or bankruptcy of the stockholder. Wells REIT redeems shares pursuant to the share redemption program at the amount originally contributed by the stockholder, reduced by any net sales proceeds from the sale of Wells REIT’s properties previously distributed to stockholders on a per-share basis. On December 14, 2006, the board of directors amended the share redemption program to allow a suspension of the share redemption program with less than 30 days’ notice in the event that the board concludes in good faith that Wells REIT is in possession of undisclosed material information. Effective on January 29, 2007, Wells REIT’s board of directors temporarily suspended redemptions under the share redemption program through the end of March 2007 to allow shareholders to evaluate the newly proposed merger of certain subsidiaries of Wells REIT with its third-party advisory companies (see Note 15).

9.	OPERATING LEASES

Wells REIT’s real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease term, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Wells REIT retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, however, generally they are not significant. Therefore, exposure to credit risk is limited to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Wells REIT’s tenants are generally of “investment-grade” quality, and there are no significant concentrations of credit risk within any particular tenant or any industry. Wells REIT’s properties are located in 23 states and the District of Columbia. As of December 31, 2006, approximately 21% and 19% of Wells REIT’s total real estate assets based on estimated net asset value are located in metropolitan Chicago and metropolitan Washington, D.C., respectively.

The future minimum rental income from Wells REIT’s investment in real estate assets under non-cancelable operating leases, excluding properties under development, as of December 31, 2006 is presented below (in thousands):

Years ending December 31:
2007	$422,425
2008	409,627
2009	392,006
2010	366,066
2011	286,812
Thereafter	1,075,439

Total	$2,952,375

10.	DISCONTINUED OPERATIONS

In accordance with SFAS 144, Wells REIT has classified the results of operations related to the following properties: the IRS Daycare Building (sold in April 2006), the Northrop Grumman Building (sold in July 2006), the Frank Russell Building (sold in December 2006), the 23 wholly owned properties included in the April 2005 27-property sale, and the Eisenhower Boulevard Building (sold in June 2004). The details comprising income from discontinued operations is presented below (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenues:
Rental income	$7,591	$25,884	$67,999
Tenant reimbursements	86	2,989	8,672
Lease termination income	—	—	148
Gain on sale	27,922	177,678	11,489

	35,599	206,551	88,308
Expenses:
Property operating costs	152	3,722	11,172
Asset and property management fees:
Related-party	—	414	3,124
Other	3	152	497
Depreciation	1,566	4,606	15,044
Amortization	1,269	3,216	8,039
General and administrative expenses	61	260	821

	3,051	12,370	38,697

Real estate operating income	32,548	194,181	49,611

Other income (expense):
Interest expense	—	(1,281)	(4,523)
Interest and other income	—	1,758	4,523

	—	477	—

Income from discontinued operations	$32,548	$194,658	$49,611

11.	SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Significant noncash investing and financing activities for the years ended December 31, 2006, 2005, and 2004 (in thousands) are outlined below:

	2006	2005	2004
Investment in real estate funded with other assets	$5,000	$—	$—

Acquisition and advisory fees due to affiliate	$—	$1,157	$1,582

Acquisition and advisory fees applied to investments	$1,328	$3,306	$3,370

Disposition of investments in bonds and related obligations under capital leases in connection with sale of properties	$—	$64,500	$—

Assumption of notes payable in connection with property acquisitions	$—	$—	$83,815

Other liabilities assumed upon acquisition of properties	$2,468	$—	$—

Accrued capital expenditures and deferred lease costs	$3,592	$3,010	$11,429

Net fair market value adjustments to increase notes payable in connection with property acquisitions	$—	$—	$8,739

Accrued redemptions of common stock	$825	$—	$309

Commissions on common stock payable to affiliate	$—	$—	$113

Discounts applied to issuance of common stock	$1,273	$6,060	$4,603

Discounts reduced as result of redemptions of common stock	$1,610	$3,389	$—

Redeemable common stock	$30,886	$58,940	$225,955

Discounts reduced as result of shares repurchased upon settlement	$—	$—	$625

12.	RELATED-PARTY TRANSACTIONS

Asset Advisory Agreement

As of December 31, 2006, Wells REIT was party to an asset management advisory agreement with Wells Real Estate Advisory Services, Inc. (“WREAS”) (the “Asset Advisory Agreement”), under which Wells REIT incurs asset advisory fees payable to WREAS for, among other things:

•	serving as Wells REIT’s investment and financial advisor;

•	managing the day-to-day operations of Wells REIT;

•	formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and

•	providing certain accounting, compliance, and other administrative services for Wells REIT.

The fees for these services are payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties owned directly, plus Wells REIT’s interest in properties held through joint ventures. This fee is reduced by (i) tenant-reimbursed property management fees paid to WREAS, and (ii) in the event that WREAS retains an independent third-party property manager to manage one or more properties currently being managed by WREAS, the amount of property management fees paid to such third-party property managers. At the option of WREAS, up to 10% of such monthly fee may be paid in shares of common stock of Wells REIT.

Additionally, per the Asset Advisory Agreement, WREAS is entitled to earn the following disposition and incentive fees, which are similar in nature to previous agreements:

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

Wells REIT incurred no disposition, incentive, or listing fees during the year ended December 31, 2006. However, on February 21, 2005, the board of directors of Wells REIT approved a subordinated disposition fee of 0.33% of the gross sales price of the properties sold in the April 2005 27-property sale to be paid to WREAS as a result of the closing of this transaction. Since the conditions (mentioned above) have not been met at this time, this fee was not paid at the closing of the April 2005 27-property sale, but will be paid only in the event and at the time that the conditions are met.

Acquisition Advisory Agreement

As of December 31, 2006, Wells REIT was party to an acquisition advisory agreement with WREAS (the “Acquisition Advisory Agreement”), under which Wells REIT is obligated to pay a fee to WREAS for services relating to, among other things, capital-raising functions; the investigation, selection, and acquisition of properties; and certain transfer agent and stockholder communication functions. Wells REIT incurred fees under the Acquisition Advisory Agreement equal to 3.5% of aggregate gross proceeds raised from the sale of shares of Wells REIT, exclusive of proceeds received from Wells REIT’s DRP used to fund repurchases of shares of common stock pursuant to Wells REIT’s share redemption program. Acquisition and advisory fees were eliminated on shares sold under the amended DRP beginning in September 2006.

Property Management Agreement

As of December 31, 2006, Wells REIT was party to a master property management, leasing, and construction management agreement with Wells Government Services, Inc. (“WGS”) and WREAS (the “Property Management Agreement”), under which Wells REIT has retained WREAS to manage, coordinate the leasing of, and manage construction activities related to certain properties of Wells REIT. Any amounts currently paid under the Property Management Agreement for properties that were managed by WREAS on December 31, 2004 under its prior Asset/Property Management Agreement (the “Existing Portfolio Properties”) have the economic effect of reducing amounts payable for asset advisory services by crediting such amounts against amounts otherwise due under the Asset Advisory Agreement with respect to such properties. Management and leasing fees payable to WREAS for properties to be acquired in the future are required to be specified in an amendment to the Property Management Agreement, which must be approved by Wells REIT’s board of directors and will be payable in addition to fees payable pursuant to the Asset Advisory Agreement. Wells REIT anticipates that fees for the management and leasing of properties, other than Existing Portfolio Properties, will be generally consistent with the descriptions set forth below:

•

For properties for which WREAS will provide property management services, it is anticipated that Wells REIT will pay WREAS a market-based property management fee generally based on gross monthly income of the property.

•

For properties for which WREAS provides leasing agent services, it is anticipated that Wells REIT will pay (i) a one-time initial lease-up fee in an amount not to exceed one-month’s rent for the initial rent-up of a newly constructed building; (ii) a market-based commission based on the net rent payable during the term of a new lease (not to exceed ten years); (iii) a market-based commission based on the net rent payable during the term of any renewal or extension of any tenant lease; and (iv) a market-based commission based on the net rent payable with respect to expansion space for the remaining portion of the initial lease term.

•

For properties for which WREAS provides construction management services, it is anticipated that Wells REIT will pay (i) for planning and coordinating the construction of tenant-directed improvements, that portion of lease concessions for tenant-directed improvements as is specified in the lease or lease renewal, subject to a limit of 5% of such lease concessions; and (ii) for other construction management services, a construction management fee to be determined and agreed to in an appropriate contract amendment.

In addition, 13 office buildings currently owned by Wells REIT which are located in the Washington, D.C. area, many of which are leased primarily to government tenants, are currently being managed by WGS pursuant to separate property management agreements between WGS and Wells REIT or our wholly-owned subsidiaries owning such properties. Such property management agreements provide for property management fees payable to WGS ranging from 0.9% to 1.8% of gross rental income. WGS also manages one property in Washington, D.C. area that is owned by Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”).

Salary and Operating Expense Reimbursements

Under the Asset Advisory Agreement, the Acquisition Advisory Agreement, and the Property Management Agreement, Wells REIT is required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who are directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for such employee-related expenses may not exceed $8.2 million in aggregate during any fiscal year. Wells REIT is also responsible for reimbursing each service provider for non-salary administrative reimbursements. Each of these reimbursements is included in general and administrative expenses in the accompanying consolidated statements of income.

Dealer-Manager Agreement

Wells REIT maintains a dealer-manager agreement with WIS, whereby WIS performs dealer-manager services for offerings of Wells REIT shares pursuant to its DRP. For these services, Wells REIT incurred selling commissions equal to 5% of gross offering proceeds raised pursuant to the DRP, of which in excess of 99% has been reallowed to participating broker/dealers for the periods presented below. Selling commissions were eliminated on shares sold under the amended DRP beginning in September 2006.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT incurred the following related-party costs for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Acquisition and advisory fees(1)	$1,328	$3,306	$6,759
Asset and property management fees	$24,361	$22,187	$21,536
Administrative reimbursements(2)	$7,608	$8,740	$9,217
Commissions and dealer-manager fees(3)(4)	$3,700	$7,817	$10,947

(1)

Acquisition and advisory fees are capitalized to prepaid expenses and other assets as incurred and allocated to properties upon acquisition. All acquisition and advisory fees had been allocated to properties as of December 31, 2006.

(2)

Pursuant to the respective lease agreements, tenants reimbursed approximately $934,000, $859,000, and $898,000 of these charges to Wells REIT for the years ended December 31, 2006, 2005, and 2004, respectively.

(3)	Commissions and dealer-manager fees are charged against stockholders’ equity as incurred.
(4)	Substantially all commissions were re-allowed by WIS to participating broker dealers during 2006, 2005, and 2004.

Due to Affiliates

Due to affiliates is comprised of the following items due to WREAS or its affiliates as of December 31, 2006 and December 31, 2005 (in thousands):

	2006	2005
Asset and property management fees	$—	$1,572
Acquisition and advisory fees	—	1,157
Salary and other operating expense reimbursements	1,232	1,222

	$1,232	$3,951

13.	INCOME TAX BASIS NET INCOME

Wells REIT’s income tax basis net income for the years ended December 31, 2006, 2005, and 2004 is calculated as follows (in thousands):

	2006	2005	2004
GAAP basis financial statement net income	$133,324	$329,135	$209,722
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	43,072	40,738	40,386
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(7,777)	(18,773)	(22,038)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	2,742	1,462	1,131
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	(4,579)	(11,078)	(4,140)
Taxable income of Wells Washington Properties, Inc. in excess of amount for financial reporting purposes	8,076	3,546	5,336
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	26,143	20,260	273

Income tax basis net income, prior to dividends paid deduction	$201,001	$365,290	$230,670

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Wells REIT’s distributions per common share is presented below:

	2006	2005	2004
Ordinary income	66%	19%	70%
Capital gains	9%	17%	3%
Return of capital	25%	64%	27%

	100%	100%	100%

At December 31, 2006, the tax basis carrying value of Wells REIT’s total assets was approximately $4.4 billion.

14.	QUARTERLY RESULTS (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005 is presented below (in thousands, except per-share data):

	2006
	First	Second	Third	Fourth
Revenues	$140,372	$142,608	$153,007	$143,319
Discontinued operations	$1,325	$2,494	$14,870	$13,859
Net income	$31,347	$28,394	$48,248	$25,335
Basic and diluted earnings per share	$0.07	$0.06	$0.10	$0.06
Dividends per share	$0.15	$0.14	$0.14	$0.15

	2005
	First	Second	Third	Fourth
Revenues	$141,264	$143,414	$139,492	$139,954
Discontinued operations	$11,383	$180,336	$1,332	$1,607
Net income	$50,723	$216,152	$33,550	$28,710
Basic and diluted earnings per share	$0.11	$0.47	$0.07	$0.06
Dividends per share	$0.18	$0.15	$0.15	$0.13

15.	SUBSEQUENT EVENTS

Internalization and Other Matters Submitted for Stockholder Approval

On February 2, 2007, Wells REIT entered into an agreement and plan of merger (the “Merger Agreement”) with Wells Real Estate Funds, Inc. (“Wells REF”), Wells Capital, Wells Management, Wells Advisory Services I, LLC (“WASI”), WREAS, WGS, and its wholly owned subsidiaries, WRT Acquisition Company, LLC (“WRT Acquisition Sub”) and WGS Acquisition Company, LLC (“WGS Acquisition Sub”). Wells REIT’s board of directors (with Messrs. Leo F. Wells, III and Douglas P. Williams, who have material financial interests in the transaction, recusing themselves from consideration and the vote) approved the Merger Agreement after receiving the unanimous recommendation of a special committee comprised of four of Wells REIT’s independent directors.

Since Wells REIT commenced operations in 1998, Wells REIT’s day-to-day operations, including investment analysis, acquisitions, financing, development, due diligence, asset management, property management, and certain administrative services, such as financial, tax, and regulatory compliance reporting, have been provided by WREAS, WGS, and their predecessors pursuant to certain advisory, asset management, and property management agreements (WREAS, WGS, and their predecessors including those portions of the operations of Wells Capital and Wells Management which previously provided advisory and management services to Wells REIT under such advisory, asset management, and property management agreements are hereinafter referred to as the “Advisor”). The purpose of the Merger Agreement is to internalize the functions of the Advisor with and into Wells REIT.

Pursuant to the Merger Agreement, WREAS will be merged with and into WRT Acquisition Sub and WGS will be merged with and into WGS Acquisition Sub (the “Mergers”), and all of the outstanding shares of the capital stock of WREAS and WGS will be exchanged for a total consideration of $175 million (the “Merger Consideration”), comprised entirely of 19,546,302 shares of Wells REIT’s common stock, which constitutes approximately 4.2% of Wells REIT’s currently outstanding common stock. For purposes of the Merger Consideration, shares of Wells REIT’s common stock were valued at a per-share price of $8.9531. This per-share price was primarily based on the estimated net asset value of Wells REIT’s real estate portfolio as of September 30, 2006, which resulted in an estimated net asset value of Wells REIT’s common stock of $8.93 per share. The per-share price of the Merger Consideration was adjusted by a subordinated disposition fee of approximately $12.4 million otherwise payable to the Advisor upon a liquidation of Wells REIT’s properties at their September 30, 2006 appraised values because the obligation to pay such fee would be extinguished upon consummation of the Internalization (defined below).

In addition, in connection with the transaction, Wells Capital will transfer the 20,000 limited partnership units it currently owns in Wells OP to Wells REIT or one of its subsidiaries in exchange for 22,339 shares of Wells REIT’s common stock. The Mergers and other transactions contemplated by the Merger Agreement are referred to herein as the “Internalization.” Upon consummation of the Internalization, the Advisor will become Wells REIT’s wholly owned subsidiary, and the Advisor’s employees will become Wells REIT’s employees. Upon the closing of the transaction contemplated by the Merger Agreement, Wells REIT will no longer be subject to the existing advisory and asset management agreements and certain of its property management agreements with its existing external advisors, and Wells REIT will become self-advised.

WASI, Wells Capital, Wells Management, and Wells REF (collectively, the “Advisor’s Parent”) and Wells REIT have made certain representations, warranties, and covenants in the Merger Agreement. In addition, consummation of the Merger Agreement is subject to a number of closing conditions, including, among others, approval of the Internalization by Wells REIT’s stockholders. However, even if approved by Wells REIT’s stockholders, the Internalization will not be implemented unless a number of other conditions to the Merger Agreement are satisfied. Wells REIT may waive certain of these conditions in its sole discretion.

In connection with the closing of the Merger Agreement, Wells REIT will enter into certain other agreements, including, but not limited to the following: (i) an escrow agreement, which provides that a portion of the Merger Consideration be held in escrow to secure the transfer of additional property management fee income that is anticipated to be earned by Wells REIT but relates to the management of properties not managed by the Advisor as of the closing date of the Merger Agreement; (ii) a pledge and security agreement with respect to the indemnification provisions of the Merger Agreement; (iii) a transition services agreement with Wells REF; (iv) a support services agreement with Wells REF; (v) a registration rights agreement; and (vi) a sublease for office space. The indemnification obligations of the Advisor’s Parent and Wells REIT for breaches of representations and warranties are subject, with certain limited exceptions, to a $350,000 deductible and a cap of $175 million.

The Merger Agreement may be terminated at any time prior to the closing, by mutual written consent of the parties, before or after approval of the merger transaction by Wells REIT’s stockholders, or by any party under certain circumstances set forth in the Merger Agreement. Further, the Merger Agreement may be terminated by any party if the closing does not occur on or before August 1, 2007. Under certain circumstances relating to Wells REIT’s receipt of a superior offer from a third party, Wells REIT may be responsible for a payment to Wells REF of a $3.5 million termination fee if Wells REIT terminates the Merger Agreement.

In connection with the execution of the Merger Agreement, Leo F. Wells, III has resigned as Chief Executive Officer and President of Wells REIT, and Donald A. Miller, CFA, upon the execution of his employment agreement described below, was elected by the board of directors as Wells REIT’s Chief Executive Officer and President and as a director of Wells REIT. In addition, Mr. Wells and Wells REIT have agreed that Mr. Wells will resign as a director at the time of a listing of the Wells REIT’s common stock, should that occur, unless a majority of certain designated independent directors of Wells REIT determine that it is in the best interest of Wells REIT that he remain a director.

In addition, in order to avoid having directors serve on both Wells REIT’s board of directors and a board of directors of a Wells REF-related entity that may compete with Wells REIT, three of Wells REIT’s independent directors, Richard W. Carpenter, Bud Carter, and Neil H. Strickland, and Douglas P. Williams, our current Executive Vice President, Secretary, and Treasurer and a director, each of whom also serves on a board of directors of at least one other Wells REF-related entity that may be deemed to compete with Wells REIT, has agreed to resign as a director of Wells REIT, effective and conditioned upon the closing of the Internalization.

On February 2, 2007, Wells REIT entered into an employment agreement with Donald A. Miller, CFA (the “Employment Agreement”). The Employment Agreement provides for Mr. Miller to serve as Wells REIT’s Chief Executive Officer, President, and a director. The initial term of the Employment Agreement began on February 2, 2007 and will end on December 31, 2009, unless earlier terminated. Following December 31, 2009, the term will automatically be extended for successive one-year periods unless either party notifies the other party of non-renewal in writing at least 90 days prior to the expiration of the initial term or any subsequent renewal period. Mr. Miller will also be eligible to participate in Wells REIT’s 2007 Omnibus Incentive Plan, as determined in the discretion of Wells REIT’s compensation committee, if such plan is approved by Wells REIT’s stockholders (described below).

Further, Wells REIT’s board of directors approved the form of the 2007 Omnibus Incentive Plan, which has been submitted for approval to the stockholders, along with the Internalization transaction. The purpose of the 2007 Omnibus Incentive Plan is to provide Wells REIT with the flexibility to offer performance-based compensation, including stock-based and incentive cash awards as part of an overall compensation package to attract and retain qualified personnel. Certain officers, key employees, non-employee directors, or consultants would be eligible to be granted cash awards, stock options, stock appreciation rights, restricted stock, deferred stock awards, other stock-based awards, dividend equivalent rights, and performance-based awards under the 2007 Omnibus Incentive Plan.

Wells REIT currently anticipates that if the 2007 Omnibus Incentive Plan is approved by the stockholders and adopted by the board of directors, Wells REIT will terminate the 2000 employee stock option plan, which covers only employees of Wells Capital and Wells Management and, accordingly, will no longer be necessary.

Upon entering into the Merger Agreement (mentioned above), and certain other transactions contemplated by the Merger Agreement, the board of directors of Wells REIT is soliciting the vote of the stockholders of Wells REIT to approve the Merger Agreement and transactions contemplated thereby (the “Internalization transaction.”) The proposal to approve the Internalization transaction was included as one of four proposals in a Proxy Statement filed with the SEC pursuant to Section 14(a) of the Securities Exchange Act of 1934 on February 26, 2007 (“proxy statement”).

Further, the board of directors of Wells REIT is soliciting the vote of the Wells REIT stockholders to amend and restate Wells REIT’s existing Articles of Incorporation (“Articles”) in order to reflect that Wells REIT will become self-advised should the Internalization transaction be approved by the Wells REIT stockholders. Wells REIT’s existing Articles contain a number of provisions that impose guidelines on transactions between Wells REIT and the Advisor or its affiliates. If the Internalization is approved and WREAS and WGS become wholly owned subsidiaries of Wells REIT, any provisions referencing transactions and relations between Wells REIT and the Advisor will no longer be applicable, and, if this proposal is approved by the stockholders, will be eliminated from the Articles.

Additionally, the Wells REIT board of directors is soliciting the vote of the Wells REIT stockholders to further amend and restate the Articles if the common stock of Wells REIT subsequently becomes listed on a national securities exchange or over-the-counter market (a “listing”) in order to conform more closely to the charters of most other REITs whose common stock is listed on a national securities exchange or an over-the-counter market (“publicly traded REITs”). These amendments would remove many restrictions that are mandated by state securities administrators but will no longer be required if a listing occurs, and to make various other changes that the Wells REIT board of directors believes are appropriate for publicly traded REITs. Restrictions such as these are not typically found in the charters of publicly traded REITs and, if not removed, the Wells REIT board of directors believes could put Wells REIT at a competitive disadvantage to other publicly traded REITs should a listing occur.

Even if approved by our stockholders, the aforementioned changes to Wells REIT’s Articles will not be effected unless the Internalization transaction is approved by the stockholders and the Internalization is consummated. Further, the board of directors reserves the right not to implement the aforementioned amendments to the Articles, even if it is approved by the stockholders, if the board of directors determines that such amendments are not in the best interest of Wells REIT.

For more details on any of the above disclosures, see the proxy statement filed with the SEC on February 26, 2007.

Solicitation of Offer to Purchase Wells REIT’s Common Stock

On February 27, 2007, Madison Investment Trust Series 79 (“Madison Investment Trust”), offered to purchase up to 23,300,000 shares of Wells REIT’s common stock (the “Shares”) at a purchase price equal to $8.00 per Share, less the amount of any dividends declared or made with respect to the Shares between February 27, 2007 and April 13, 2007 or such other date to which the offer may be extended, upon the terms and subject to the conditions set forth in the tender offer statement filed with the SEC on February 27, 2007. As Wells REIT recently declared a dividend in the amount of $0.1467 per share, (see following disclosure) the purchase price is effectively $7.8533 per share. The board of directors of Wells REIT evaluated and assessed the terms of the offer, as well as other relevant facts and information, and unanimously determined that the offer was not in the best interests of the stockholders of Wells REIT. As a result, the board determined to recommend that Wells REIT’s stockholders reject the offer and not tender their Shares to Madison Investment Trust for purchase.

Declaration of Dividend for the First Quarter of 2007

On March 2, 2007, the board of directors of Wells REIT declared dividends for the first quarter of 2007 in the amount of $0.1467 (14.67 cents) per share on the outstanding common shares of Wells REIT to all stockholders of record of such shares as shown on the Wells REIT’s books at the close of business on March 15, 2007. Such dividends were paid on March 22, 2007.

Assertion of Legal Action

On March 12, 2007, a stockholder filed a purported class action and derivative complaint in the United States District Court for the District of Maryland against, among others, Wells REIT, Wells REIT’s current and previous advisors (Wells REF, Wells Capital, Wells Management Company, WASI, WREAS, and WGS), and the officers and directors of Wells REIT. The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on the proxy statement filed with the SEC on February 26, 2007.

The complaint alleges, among other things, (i) that the consideration to be paid as part of the internalization is excessive; (ii) violations of Section 14(A), including Rule 14a-9 thereunder, and Section 20(A) of the Securities Exchange Act of 1934, based upon, allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that the board of directors and the current and previous advisors breached their fiduciary duties to the class and to Wells REIT; and (iv) that the proposed internalization will unjustly enrich certain directors and officers of Wells REIT.

The complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) to nullify any stockholder approvals obtained during the proxy process; (v) to nullify the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT and Wells REF believe that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

Wells Real Estate Investment Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2006

(dollars in thousands)

Description					Initial Cost				Gross Amount at Which Carried at December 31, 2006
	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (g)
MATSUSHITA	Lake Forest, CA	100%	None		$4,577	$—	$4,577	14,053	$4,768	$13,862	$18,630	$6,833	1999	3/15/1999	0 to 40 years
VIDEOJET TECHNOLOGY	Wood Dale, IL	100%	None		5,000	28,162	33,162	1,381	5,208	29,335	34,543	7,124	1991	9/10/1999	0 to 40 years
3900 DALLAS PARKWAY	Plano, TX	100%	None		1,456	20,377	21,833	908	1,517	21,224	22,741	4,950	1999	12/21/1999	0 to 40 years
RIVER CORPORATE CENTER	Tempe, AZ	100%	(c	)	—	16,036	16,036	1,358	—	17,394	17,394	4,267	1998	3/29/2000	0 to 40 years
AVNET	Tempe, AZ	100%	(c	)	—	13,272	13,272	551	—	13,823	13,823	2,950	2000	6/12/2000	0 to 40 years
DELPHI	Troy, MI	100%	None		2,160	16,776	18,936	1,811	2,250	18,497	20,747	4,574	2000	6/29/2000	0 to 40 years
MOTOROLA PLAINFIELD	South Plainfield, NJ	100%	None		9,653	20,495	30,148	5,905	10,055	25,998	36,053	10,261	2000	11/1/2000	0 to 40 years
1430 ENCLAVE PARKWAY	Houston, TX	100%	32,100		7,100	37,915	45,015	2,059	7,396	39,678	47,074	7,669	1994	12/21/2000	0 to 40 years
10900 WAYZATA	Minnetonka, MN	100%	None		7,700	45,154	52,854	6,374	8,021	51,207	59,228	10,057	2000	12/21/2000	0 to 40 years
STATE STREET (a)	Quincy, MA	100%	20,200		11,042	40,666	51,708	2,176	11,042	42,842	53,884	8,005	1990	7/30/2001	0 to 40 years
CONVERGYS	Tamarac, FL	100%	None		3,642	10,404	14,046	3	3,642	10,407	14,049	1,622	2001	12/21/2001	0 to 40 years
WINDY POINT I	Schaumburg, IL	100%	23,400		4,537	31,847	36,384	171	4,537	32,018	36,555	5,011	1999	12/31/2001	0 to 40 years
WINDY POINT II	Schaumburg, IL	100%	40,300		3,746	55,026	58,772	47	3,746	55,073	58,819	8,576	2001	12/31/2001	0 to 40 years
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None		1,767	20,533	22,300	2,694	2,203	22,791	24,994	3,732	1999	1/11/2002	0 to 40 years
11695 JOHNS CREEK PARKWAY	Duluth, GA	100%	None		2,080	13,572	15,652	79	2,080	13,651	15,731	2,042	2001	3/28/2002	0 to 40 years
AGILENT ATLANTA	Alpharetta, GA	100%	None		1,561	14,207	15,768	252	1,561	14,459	16,020	2,036	2001	4/18/2002	0 to 40 years
BELLSOUTH FT. LAUDERDALE	Ft. Lauderdale, FL	100%	(c	)	—	7,172	7,172	—	—	7,172	7,172	1,025	2001	4/18/2002	0 to 40 years
90 CENTRAL STREET	Boxborough, MA	100%	None		3,642	29,497	33,139	3,378	3,642	32,875	36,517	5,648	2002	5/3/2002	0 to 40 years
MFS PHOENIX	Phoenix, AZ	100%	None		2,602	24,333	26,935	46	2,602	24,379	26,981	3,326	2001	6/4/2002	0 to 40 years
BMG DIRECT GREENVILLE	Duncan, SC	100%	None		1,002	15,709	16,711	9	1,002	15,718	16,720	2,094	1987	7/31/2002	0 to 40 years
BMG MUSIC GREENVILLE	Duncan, SC	100%	None		663	10,914	11,577	—	663	10,914	11,577	1,445	1987	7/31/2002	0 to 40 years
6031 CONNECTION DRIVE	Irving, TX	100%	None		3,157	43,656	46,813	—	3,157	43,656	46,813	5,672	1999	8/15/2002	0 to 40 years
6021 CONNECTION DRIVE	Irving, TX	100%	None		3,157	42,662	45,819	—	3,157	42,662	45,819	5,507	1999	8/15/2002	0 to 40 years
6011 CONNECTION DRIVE	Irving, TX	100%	None		3,157	29,034	32,191	—	3,157	29,034	32,191	3,775	1999	8/15/2002	0 to 40 years
HARCOURT AUSTIN (a)	Austin, TX	100%	16,500		6,098	34,492	40,590	—	6,098	34,492	40,590	4,484	2001	8/15/2002	0 to 40 years
AMERICREDIT PHOENIX	Chandler, AZ	100%	None		2,632	—	2,632	22,472	2,779	22,325	25,104	3,403	2003	9/12/2002	0 to 40 years
5000 CORPORATE COURT (b)	Holtsville, NY	100%	None		4,375	48,213	52,588	(27,309)	4,162	21,117	25,279	6,280	2000	9/16/2002	0 to 40 years
KEYBANK PARSIPPANY (a)	Parsippany, NJ	100%	42,700		9,054	96,722	105,776	21	9,054	96,743	105,797	12,274	1985	9/27/2002	0 to 40 years
FEDEX COLORADO SPRINGS	Colorado Springs, CO	100%	None		2,185	24,964	27,149	(1,896)	2,185	23,068	25,253	2,926	2001	9/27/2002	0 to 40 years
INTUIT DALLAS	Plano, TX	100%	None		3,153	24,602	27,755	4	3,153	24,606	27,759	3,119	2001	9/27/2002	0 to 40 years
NASA (a)	Washington, DC	100%	105,800		52,711	202,702	255,413	2,345	52,711	205,047	257,758	24,516	1991	11/22/2002	0 to 40 years
OCC (a)	Washington, DC	100%	57,800		29,765	104,815	134,580	1,306	30,562	105,324	135,886	12,639	1991	11/22/2002	0 to 40 years
CATERPILLAR NASHVILLE (a)	Nashville, TN	100%	26,800		4,908	59,010	63,918	2,430	5,101	61,247	66,348	7,343	2000	11/26/2002	0 to 40 years
NESTLE LOS ANGELES	Glendale, CA	100%	None		23,605	136,284	159,889	328	23,608	136,609	160,217	16,050	1990	12/20/2002	0 to 40 years
EASTPOINT INDIANAPOLIS	Mayfield Heights, OH	100%	None		2,720	20,263	22,983	904	2,720	21,167	23,887	2,448	2000	1/9/2003	0 to 40 years
150 WEST JEFFERSON	Detroit, MI	100%	None		9,759	88,364	98,123	4,724	9,759	93,088	102,847	11,249	1989	3/31/2003	0 to 40 years
CITICORP ENGLEWOOD CLIFFS, NJ (a)	Englewood Cliffs, NJ	100%	29,300		10,424	61,319	71,743	2,046	10,803	62,986	73,789	6,559	1953	4/30/2003	0 to 40 years
US BANCORP MINNEAPOLIS	Minneapolis, MN	100%	105,000		11,138	175,628	186,766	1,165	11,138	176,793	187,931	18,160	2000	5/1/2003	0 to 40 years
AON CENTER CHICAGO	Chicago, IL	100%	225,000		23,267	472,489	495,756	56,042	23,966	527,832	551,798	52,888	1972	5/9/2003	0 to 40 years

Wells Real Estate Investment Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization—(Continued)

December 31, 2006

(dollars in thousands)

Description				Initial Cost				Gross Amount at Which Carried at December 31, 2006
	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (g)
AUBURN HILLS CORPORATE CENTER	Auburn Hills, MI	100%	None	1,978	16,571	18,549	1,500	1,978	18,071	20,049	1,818	2001	5/9/2003	0 to 40 years
IBM RESTON I	Reston, VA	100%	None	2,711	17,890	20,601	598	2,711	18,488	21,199	2,776	1985	6/27/2003	0 to 40 years
TELLABS RESTON	Reston, VA	100%	None	1,218	8,038	9,256	328	1,218	8,366	9,584	1,778	1984	6/27/2003	0 to 40 years
LOCKHEED MARTIN ROCKVILLE I	Rockville, MD	100%	None	3,019	21,984	25,003	(394)	3,019	21,590	24,609	4,568	1985	7/30/2003	0 to 40 years
LOCKHEED MARTIN ROCKVILLE II	Rockville, MD	100%	None	3,019	21,984	25,003	(373)	3,019	21,611	24,630	4,570	1985	7/30/2003	0 to 40 years
CINGULAR ATLANTA	Atlanta, GA	100%	38,000	6,662	69,031	75,693	377	6,662	69,408	76,070	17,267	2000	8/1/2003	0 to 40 years
AVENTIS NORTHERN NEW JERSEY (a)	Bridgewater, NJ	100%	40,200	8,182	84,161	92,343	1,772	8,328	85,787	94,115	15,501	2002	8/14/2003	0 to 40 years
1055 EAST COLORADO BLVD	Pasadena, CA	100%	29,200	6,495	30,265	36,760	433	6,495	30,698	37,193	6,357	2001	8/22/2003	0 to 40 years
FAIRWAY CENTER II (a)	Brea, CA	100%	10,700	7,110	15,600	22,710	514	7,110	16,114	23,224	2,797	2003	8/29/2003	0 to 40 years
COPPER RIDGE CENTER	Lyndhurst, NJ	100%	None	6,974	38,714	45,688	(613)	6,974	38,101	45,075	8,928	1986	9/5/2003	0 to 40 years
1901 MAIN STREET IRVINE	Irvine, CA	100%	None	6,246	36,455	42,701	(688)	6,246	35,767	42,013	7,209	2001	9/17/2003	0 to 40 years
IBM RHEIN PORTLAND	Beaverton, OR	100%	None	1,015	6,425	7,440	—	1,015	6,425	7,440	2,042	1988	10/9/2003	0 to 40 years
IBM DESCHUTES PORTLAND	Beaverton, OR	100%	None	1,072	6,361	7,433	—	1,072	6,361	7,433	1,312	1989	10/9/2003	0 to 40 years
IBM WILLIAMETTE PORTLAND	Beaverton, OR	100%	None	1,085	6,211	7,296	—	1,085	6,211	7,296	1,587	1990	10/9/2003	0 to 40 years
1345 BURLINGTON DRIVE PORTLAND	Beaverton, OR	100%	None	1,546	7,630	9,176	2,194	1,546	9,824	11,370	1,331	1999	10/9/2003	0 to 40 years
15757 JAY STREET PORTLAND	Beaverton, OR	100%	None	499	427	926	45	499	472	971	43	1979	10/9/2003	0 to 40 years
IBM PORTLAND LAND PARCELS	Beaverton, OR	100%	None	5,522	—	5,522	(2,287)	3,235	—	3,235	—	N/A	10/9/2003	0 to 40 years
LEO BURNETT CHICAGO (d)	Chicago, Il	95%	120,000	54,949	218,757	273,706	28,682	55,116	247,272	302,388	39,733	1989	11/6/2003	0 to 40 years
400 VIRGINIA AVENUE	Washington, DC	100%	None	22,146	49,739	71,885	963	22,146	50,702	72,848	7,300	1985	11/19/2003	0 to 40 years
4250 N FAIRFAX ARLINGTON	Arlington, VA	100%	45,000	13,636	70,918	84,554	4,111	13,636	75,029	88,665	7,801	1998	11/19/2003	0 to 40 years
1225 EYE STREET (e)	Washington, DC	50%	47,607	21,959	47,601	69,560	3,522	21,959	51,123	73,082	7,580	1985	11/19/2003	0 to 40 years
US PARK SERVICE (f)	Washington, DC	50%	67,560	31,985	63,140	95,125	7,250	31,985	70,390	102,375	8,997	2001	11/19/2003	0 to 40 years
EASTPOINTE CORPORATE CENTER	Issaquah, WA	100%	None	4,351	25,899	30,250	(8,876)	4,351	17,023	21,374	1,329	2001	12/10/2003	0 to 40 years
1901 MARKET STREET PHILADELPHIA	Philadelphia, PA	100%	None	13,584	166,682	180,266	138	20,829	159,575	180,404	14,968	1990	12/18/2003	0 to 40 years
60 BROAD STREET NEW YORK	New York, NY	100%	None	32,522	168,986	201,508	8,438	60,708	149,238	209,946	23,864	1962	12/31/2003	0 to 40 years
1414 MASSACHUSSETS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	1,806	4,365	37,472	41,837	4,296	1873	1/8/2004	0 to 40 years
ONE BRATTLE SQUARE	Cambridge, MA	100%	27,484	6,974	64,939	71,913	2,192	7,113	66,992	74,105	18,437	1991	2/26/2004	0 to 40 years
MERCK NEW JERSEY	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	950	2004	3/16/2004	0 to 40 years
1075 WEST ENTRANCE	Auburn Hills, MI	100%	15,525	5,200	22,957	28,157	39	5,206	22,990	28,196	2,291	2001	7/7/2004	0 to 40 years
CITIGROUP FORT MILL	Fort Mill, SC	100%	None	2,994	—	2,994	22,634	3,117	22,511	25,628	837	2004	10/28/2004	0 to 40 years
3100 CLARENDON BOULEVARD	Arlington, VA	100%	34,502	11,700	69,705	81,405	1,068	11,791	70,682	82,473	9,506	1986	12/9/2004	0 to 40 years
SHADY GROVE V	Rockville, MD	100%	None	3,730	16,608	20,338	1,083	3,882	17,539	21,421	2,011	1982	12/29/2004	0 to 40 years
400 BRIDGEWATER	Bridgewater, NJ	100%	None	10,400	71,052	81,452	2,777	10,400	73,829	84,229	3,922	2002	2/17/2006	0 to 40 years
LAS COLINAS CORPORATE CENTER	Irving, TX	100%	42,525	8,400	48,719	57,119	977	8,408	49,688	58,096	1,727	1997/1998	8/31/2006	0 to 40 years
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	—	4,370	70,632	75,002	115	1991	12/7/2006	0 to 40 years

Total—100% REIT Properties				$600,592	$3,737,188	$4,337,780	204,328	$638,733	$3,903,375	$4,542,108	$538,087

Wells Real Estate Investment Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization—(Continued)

December 31, 2006

(dollars in thousands)

Description				Initial Cost				Gross Amount at Which Carried at December 31, 2006
	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (g)
360 INTERLOCKEN	Broomfield, CO	4%	None	1,570	6,734	8,304	1,196	1,650	7,850	9,500	2,387	1996	3/20/1998	0 to 40 years
AVAYA	Oklahoma City, OK	4%	None	1,003	4,386	5,389	242	1,051	4,580	5,631	1,370	1998	6/24/1998	0 to 40 years
IOMEGA	Ogden, UT	4%	None	597	4,675	5,272	876	642	5,506	6,148	1,630	1998	7/1/1998	0 to 40 years
47320 KATO ROAD	Fremont, CA	78%	None	2,130	6,853	8,983	374	2,219	7,138	9,357	2,112	1998	7/21/1998	0 to 40 years
111 SOUTH CHASE BOULEVARD	Fountain Inn, SC	57%	None	330	4,792	5,122	272	344	5,050	5,394	1,327	1998	5/18/1999	0 to 40 years
20/20	Leawood, KS	57%	None	1,696	7,851	9,547	441	1,767	8,221	9,988	2,106	1998	7/2/1999	0 to 40 years
SIEMENS	Troy, MI	55%	None	2,144	9,984	12,128	2,760	2,233	12,655	14,888	3,706	2000	5/10/2000	0 to 40 years
COMDATA	Brentwood, TN	55%	None	4,300	20,702	25,002	1,307	4,479	21,830	26,309	4,040	1986	5/15/2001	0 to 40 years
8560 UPLAND DRIVE	Parker, CO	72%	None	1,954	11,216	13,170	542	2,048	11,664	13,712	1,904	2001	12/21/2001	0 to 40 years
AIU - CHICAGO	Hoffman Estate, IL	72%	None	600	22,682	23,282	1,428	624	24,086	24,710	4,766	1999	9/19/2003	0 to 40 years

Total—JV Properties				$16,324	$99,875	$116,199	$9,438	$17,057	$108,580	$125,637	$25,348

Total—All Properties				$616,916	$3,837,063	$4,453,979	$213,766	$655,790	$4,011,955	$4,667,745	$563,435

(a)	These properties collateralize the $350.0 million secured pooled debt facility with Morgan Stanley that accrues interest at 4.84% and matures in June 2014.
(b)	Wells REIT determined that the carrying value of the 5000 Corporate Court Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $7.6 million and $16.1 million in 2006 and 2005, respectively. For further information, see Note 4 to the accompanying consolidated financial statements.
(c)	Property is owned subject to a long-term ground lease.
(d)	Wells REIT acquired an approximate 95% interest in the Leo Burnett Chicago Building through two joint ventures. As the general partner, Wells REIT is deemed to have control of the partnerships and, as such, consolidates the joint ventures.
(e)	Wells REIT purchased all of the membership interest in 1225 Equity, LLC, which own a 49.5% membership interest in 1225 Eye Street, N.W. Associates, which owns the 1225 Eye Street Building. As a result of its ownership of 1225 Equity, LLC, Wells owns an approximate 49.5% in the 1225 Eye Street Building. As the controlling member, Wells REIT is deemed to have control of the entities and, as such, consolidates the joint ventures.
(f)	Wells REIT purchased all of the membership interest in 1201 Equity, LLC, which own a 49.5% membership interest in 1201 Eye Street, N.W. Associates, which owns the US Park Service Building. As a result of its ownership of 1201 Equity, LLC, Wells owns an approximate 49.5% in the US Park Service Building. As the controlling member, Wells REIT is deemed to have control of the entities and, as such, consolidates the joint ventures.
(g)	Wells REIT assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, and Lease Intangibles are are amortized over the lease term. Generally, Building Improvements are depreciated over 5—25 years, Land Improvements are depreciated over 20—25 years, and Buildings are depreciated over 40 years.

Wells Real Estate Investment Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization—(Continued)

December 31, 2006

(dollars in thousands)

	2006	2005	2004
Real Estate:
Balance at the beginning of the year	$4,543,120	$5,136,756	$4,759,051
Additions to/improvements of real estate	249,472	60,849	422,349
Assets disposed	(99,263)	(632,952)	(42,626)
Assets impaired(1)	(7,565)	(16,093)	—
Write-offs of intangible assets(2)	(5,804)	(1,447)	(1,399)
Write-offs of fully depreciated/amortized assets	(12,215)	(3,993)	(619)

Balance at the end of the year	$4,667,745	$4,543,120	$5,136,756

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$437,949	$358,181	$207,938
Depreciation and amortization expense	153,852	148,686	158,036
Assets disposed	(13,820)	(64,680)	(7,174)
Write-offs of intangible assets(2)	(2,331)	(245)	—
Write-offs of fully depreciated/amortized assets	(12,215)	(3,993)	(619)

Balance at the end of the year	$563,435	$437,949	$358,181

(1)

Wells REIT determined that the carrying value of the 5000 Corporate Court Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $7.6 million and $16.1 million for the years ended December 31, 2006 and 2005, respectively.

(2)	Consists of write-offs of intangible lease assets related to restructurings, amendments, and terminations.

S-4