Form 10-Q
period 2007-03-31
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2007-05-09
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number 0-25739

WELLS REAL ESTATE INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-2328421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway

Ste. 500

Norcross, Georgia 30092

(Address of principal executive offices)

(Zip Code)

(770) 325-3700

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

Number of shares outstanding of the registrant’s

only class of common stock, as of April 30, 2007: 483,595,840 shares

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A. of Part II of this report on Form 10-Q for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL STATEMENTS

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of income, stockholders’ equity, and cash flows reflects all adjustments, that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with U.S. generally accepted accounting principles.

The accompanying financial statements should be read in conjunction with the notes to Wells REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2006. Wells REIT’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) March 31, 2007	December 31, 2006
Assets:
Real estate assets, at cost:
Land	$630,408	$638,733
Buildings and improvements, less accumulated depreciation of $410,529 and $395,110 as of March 31, 2007 and December 31, 2006, respectively	3,053,107	3,114,171
Intangible lease assets, less accumulated amortization of $142,790 and $142,977 as of March 31, 2007 and December 31, 2006, respectively	210,459	223,085
Construction in progress	28,503	28,032

Total real estate assets	3,922,477	4,004,021
Investments in unconsolidated joint ventures	56,392	56,789
Cash and cash equivalents	55,055	44,131
Tenant receivables, net of allowance for doubtful accounts of $1,676 and $1,678 as of March 31, 2007 and December 31, 2006, respectively	112,704	107,243
Due from unconsolidated joint ventures	1,302	1,230
Prepaid expenses and other assets	18,365	22,423
Deferred financing costs, less accumulated amortization of $7,332 and $6,885 as of March 31, 2007 and December 31, 2006, respectively	9,038	9,485
Deferred lease costs, less accumulated amortization of $84,458 and $77,695 as of March 31, 2007 and December 31, 2006, respectively	203,381	205,368

Total assets	$4,378,714	$4,450,690

Liabilities:
Lines of credit and notes payable	$1,205,979	$1,243,203
Accounts payable, accrued expenses, and accrued capital expenditures	88,566	92,023
Due to affiliates	1,069	1,232
Deferred income	28,782	24,117
Intangible lease liabilities, less accumulated amortization of $45,804 and $42,738 as of March 31, 2007 and December 31, 2006, respectively	94,091	97,239

Total liabilities	1,418,487	1,457,814
Commitments and Contingencies	—	—
Minority Interest	6,230	6,050
Redeemable Common Stock	121,258	136,129
Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 464,024,095 shares issued and outstanding at March 31, 2007; and 465,880,274 shares issued and outstanding at December 31, 2006	4,640	4,659
Additional paid-in capital	3,344,340	3,358,933
Cumulative distributions in excess of earnings	(394,983)	(376,766)
Redeemable common stock	(121,258)	(136,129)

Total stockholders’ equity	2,832,739	2,850,697

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,378,714	$4,450,690

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended March 31,
	2007	2006
Revenues:
Rental income	$111,675	$107,300
Tenant reimbursements	36,012	31,733
Other rental income	529	16

	148,216	139,049
Expenses:
Property operating costs	52,263	47,416
Asset and property management fees:
Related party	7,019	5,333
Other	2,438	1,411
Depreciation	23,400	22,232
Amortization	17,207	16,949
General and administrative	3,890	3,389

	106,217	96,730

Real estate operating income	41,999	42,319
Other income (expense):
Interest expense	(16,029)	(14,205)
Interest and other income	2,088	511
Equity in income of unconsolidated joint ventures	794	581
Loss on extinguishment of debt	(61)	—

	(13,208)	(13,113)

Income from continuing operations before minority interest	28,791	29,206
Minority interest in earnings of consolidated entities	(180)	(163)

Income from continuing operations	28,611	29,043
Discontinued operations:
Operating income	863	2,304
Gain on sale of real estate assets	20,653	—

Income from discontinued operations	21,516	2,304

Net income	$50,127	$31,347

Per share information—basic and diluted:
Income from continuing operations	$0.06	$0.06
Income from discontinued operations	$0.05	$0.01

Net income available to common stockholders	$0.11	$0.07

Weighted-average common shares outstanding – basic and diluted	466,256,255	463,990,336

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	469,423	$4,694	$3,391,998	$(240,530)	$(167,015)	$2,989,147
Issuance of common stock	18,097	181	151,471	—	—	151,652
Redemptions of common stock	(21,640)	(216)	(181,126)	—	—	(181,342)
Redeemable common stock	—	—	—	—	30,886	30,886
Dividends ($0.58 per share)	—	—	—	(269,560)	—	(269,560)
Commissions and discounts on stock sales	—	—	(3,363)	—	—	(3,363)
Other offering costs	—	—	(47)	—	—	(47)
Net income	—	—	—	133,324	—	133,324

Balance, December 31, 2006	465,880	4,659	3,358,933	(376,766)	(136,129)	2,850,697
Issuance of common stock	4,377	44	36,638	—	—	36,682
Redemptions of common stock	(6,233)	(63)	(52,174)	—	—	(52,237)
Redeemable common stock	—	—	—	—	14,871	14,871
Dividends ($0.15 per share)	—	—	—	(68,344)	—	(68,344)
Commissions and discounts on stock sales	—	—	948	—	—	948
Other offering costs	—	—	(5)	—	—	(5)
Net income	—	—	—	50,127	—	50,127

Balance, March 31, 2007	464,024	$4,640	$3,344,340	$(394,983)	$(121,258)	$2,832,739

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three months ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$50,127	$31,347
Operating distributions received from unconsolidated joint ventures	1,230	931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,707	23,289
Other amortization	17,165	16,661
Amortization of deferred financing costs and fair market value adjustments on notes payable	297	304
Loss on extinguishment of debt	61	—
Equity in income of unconsolidated joint ventures	(794)	(581)
Minority interest in earnings of consolidated entities	180	163
Gain on sale of real estate assets	(20,653)	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(6,083)	(1,232)
Increase in prepaid expenses and other assets	(1,857)	(8,276	) )
Increase (decrease) in accounts payable, accrued expenses, and accrued capital expenditures	1,772	(7,409)
Decrease in due to affiliates	(167)	(556)
Increase in deferred income	4,665	4,956

Net cash provided by operating activities	69,650	59,597
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(6,963)	(87,735)
Net sale proceeds from wholly owned properties	75,299	—
Net sale proceeds received from unconsolidated joint ventures	173	—
Investments in unconsolidated joint ventures	(284)	(57)
Acquisition and advisory fees paid	—	(1,157)
Deferred lease costs paid	(6,327)	(3,151)

Net cash provided by (used in) investing activities	61,898	(92,100)
Cash Flows from Financing Activities:
Deferred financing costs paid	(6)	(388)
Proceeds from lines of credit and notes payable	67,000	329,000
Repayments of lines of credit and notes payable	(102,513)	(173,588)
Prepayment penalty on extinguishment of debt	(1,617)	—
Issuance of common stock	37,339	37,924
Redemptions of common stock	(52,478)	(94,052)
Dividends paid	(68,344)	(67,439)
Commissions on stock sales	—	(1,849)
Other offering costs paid	(5)	(24)

Net cash (used in) provided by financing activities	(120,624)	29,584
Net increase (decrease) in cash and cash equivalents	10,924	(2,919)
Cash and cash equivalents, beginning of period	44,131	48,973

Cash and cash equivalents, end of period	$55,055	$46,054

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(unaudited)

1.	Organization

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership. Wells REIT is the sole general partner and possesses full legal control and authority over the operations of Wells OP. As of March 31, 2007, Wells Capital, Inc. (“Wells Capital”) was the sole limited partner of Wells OP. On April 16, 2007, Wells REIT consummated a transaction to internalize the functions of Wells REIT’s advisor companies and become a self-managed entity (the “Internalization”) (See Note 8). As a result of the Internalization transaction, on April 16, 2007, Wells Capital withdrew as a limited partner from Wells OP and a wholly owned corporate subsidiary of Wells REIT was admitted as the sole limited partner of Wells OP. Wells OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by Wells Capital, and through certain joint ventures with third parties. References to Wells REIT herein shall include Wells REIT and all subsidiaries of Wells REIT, including Wells OP, its subsidiaries, and consolidated joint ventures.

As of March 31, 2007, Wells REIT owned interests in 80 properties, either directly or through joint ventures, comprising approximately 21.0 million square feet of commercial office and industrial space, located in 23 states and the District of Columbia. As of March 31, 2007, these properties were approximately 95% leased.

Since its inception, Wells REIT has completed four public offerings of common stock for sale at $10 per share. Combined with Wells REIT’s dividend reinvestment plan (the “DRP”), such offerings have provided approximately $5.2 billion in total offering proceeds. From these proceeds, Wells REIT has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses, (2) approximately $476.8 million in commissions on stock sales and related dealer-manager fees, and (3) approximately $62.7 million in organization and other offering costs. In addition, Wells REIT has used approximately $626.9 million to redeem shares pursuant to Wells REIT’s share redemption program, and to repurchase shares as a result of a legal settlement in one instance. The remaining net offering proceeds of approximately $3.9 billion were invested in real estate, and Wells REIT’s fourth public offering closed on July 25, 2004.

Wells REIT registered an additional 100 million shares of common stock with the Securities and Exchange Commission (the “SEC”) for issuance pursuant to its DRP under a Registration Statement on Form S-3 (Commission File No. 333-114212), which became effective on April 5, 2004. (See Note 8 below for more detail concerning share registration).

Wells REIT’s stock is not listed on a national exchange. However, Wells REIT’s Articles of Incorporation require Wells REIT to begin the process of liquidating its investments and distributing the resulting proceeds to the stockholders if its common stock is not listed on a national securities exchange or over-the-counter market by January 30, 2008. This provision of Wells REIT’s Articles of Incorporation can only be amended by a vote of Wells REIT’s stockholders (See Note 8 below).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full-year’s results. Wells REIT’s consolidated financial statements include the accounts of Wells REIT, Wells OP, and certain entities in which Wells REIT or Wells OP has a controlling financial interest. For further information, refer to the financial statements and footnotes included in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2006.

Redeemable Common Stock

Subject to certain limitations, Wells REIT’s common shares are contingently redeemable at the option of the shareholder. Such limitations include, but are not limited to, the following: (i) Wells REIT may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year during any calendar year; and (ii) in no event shall the aggregate amount paid for redemptions under the Wells REIT share redemption program exceed the aggregate amount of proceeds received from the sale of shares pursuant to the DRP. Accordingly, pursuant to Accounting Series Release No. 268, Presentation in Financial Statements Redeemable Preferred Stock, Wells REIT has recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Wells REIT’s share redemption program of $121.3 million and $136.1 million as of March 31, 2007 and December 31, 2006. Further, upon being tendered for redemption by the holder, Wells REIT reclassifies redeemable common shares from mezzanine equity to a liability at settlement value. As of March 31, 2007 and 2006, approximately $0.3 million and $0.1 million of shares tendered for redemption have not been redeemed, and are, therefore, included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. Effective April 30, 2007, the board of directors of Wells REIT suspended its share redemption program. (See Note 8 below).

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition and measurement of uncertain tax positions. FIN 48 was effective for Wells REIT beginning January 1, 2007.

No reserves for uncertain tax positions have been recorded pursuant to the adoption of FIN 48. In addition, Wells REIT did not record a cumulative effect adjustment related to the adoption of FIN 48 and has no unrecognized deferred tax benefits. Wells REIT records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of income, and such accrued interest and penalties are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. The tax years 2003-2006 remain open to examination by certain tax jurisdictions to which Wells REIT is subject.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. SFAS 157 will be effective for Wells REIT beginning January 1, 2008. Wells REIT is currently assessing the provisions and evaluating the financial statement impact of SFAS 157 on its consolidated financial statements.

3.	Dispositions of Real Estate Assets

Citigroup Fort Mill Building

On March 28, 2007, Wells REIT sold the Citigroup Fort Mill Building for a gross sale price of approximately $34.2 million, exclusive of closing costs, to an unaffiliated third party. As a result of this sale, Wells REIT recognized a gain of approximately $7.8 million, which is subject to change as additional information becomes available in subsequent periods.

Videojet Technology Building

On March 29, 2007, Wells REIT sold the Videojet Technology Building for a gross sale price of approximately $43.3 million, exclusive of closing costs, to an unaffiliated third party. As a result of this sale, Wells REIT recognized a gain of approximately $12.9 million, which is subject to change as additional information becomes available in subsequent periods.

Discontinued Operations

The results of operations for the Citigroup Fort Mill Building (sold in March 2007), the Videojet Technology Building (sold in March 2007), the Frank Russell Building (sold in December 2006), and the Northrop Grumman Building (sold in July 2006) are classified as discontinued operations in the accompanying consolidated statements of income. The details comprising income from discontinued operations are provided below (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:
Rental income	$1,260	$3,712
Tenant reimbursements	(191)	103
Gain on sale	20,653	—

	21,722	3,815
Expenses:
Property operating costs	(168)	63
Property management fees—other	—	2
Depreciation	311	1,057
Amortization	41	365
General and administrative	22	24

	206	1,511

Income from discontinued operations	$21,516	$2,304

4.	Lines of Credit and Notes Payable

As of March 31, 2007 and December 31, 2006, Wells REIT had lines of credit and notes payable outstanding as follows (in thousands):

Facility	Fixed-rate (F) or Variable- rate (V)	Rate	Term Debt or Interest Only	Maturity	March 31, 2007	December 31, 2006
Secured Pooled Facility	F	4.84%	Interest Only	6/14/2014	$350,000	$350,000
Aon Center Chicago Mortgage Note	F	4.87%- for $200.0 million 5.70%- for $25.0 million	Interest Only	5/1/2014	225,000	225,000
$125.0 Million Fixed-Rate Loan	F	5.50%	Interest Only	4/1/2016	125,000	125,000
Leo Burnett Building Mortgage Note	F	5.10%	Interest Only	1/1/2014	120,000	120,000
WDC Mortgage Notes	F	4.40%	Interest Only	11/1/2007	115,167	115,167
$105.0 Million Fixed-Rate Loan	F	5.29%	Interest Only	5/11/2015	105,000	105,000
$45.0 Million Fixed-Rate Loan	F	5.20%	Interest Only	6/1/2012	45,000	45,000
$42.5 Million Fixed-Rate Loan	F	5.70%	Interest Only	10/11/2016	42,525	42,525
3100 Clarendon Boulevard Building Mortgage Note	F	6.40%	Interest Only	8/25/2008	34,351	34,502
One Brattle Square Building Mortgage Note	F	8.50%	Term Debt	3/11/2028	27,136	27,484
1075 West Entrance Building Mortgage Note	F	8.20%	Term Debt	1/1/2012	—	15,525
$50.0 Million Secured Line of Credit	V	6.82%	Interest Only	6/16/2008	8,400	38,000
		LIBOR + 1.50%
$48.3 Million Secured Line of Credit	V	6.82%	Interest Only	12/10/2007	8,400	—

		LIBOR + 1.50%
Total indebtedness					$1,205,979	$1,243,203

During the three months ended March 31, 2007, Wells REIT engaged in the following significant activity with respect to its lines of credit and notes payable:

On March 1, 2007, Wells REIT repaid the entire outstanding principal balance on the 1075 West Entrance Building Mortgage Note of approximately $13.9 million plus a prepayment penalty of approximately $1.6 million. In connection with prepayment of the 1075 West Entrance Building Mortgage Note, Wells REIT recognized a loss of approximately $0.1 million resulting from the prepayment penalty of approximately $1.6 million, offset by a write-off of the unamortized fair value adjustment to debt of approximately $1.5 million. Accordingly, costs associated with the early extinguishment of debt are reported as a loss on extinguishment of debt in the accompanying consolidated statements of income.

During the three months ended March 31, 2007, Wells REIT had net borrowings of approximately $67.0 million under its lines of credit. Wells REIT made interest payments, including amounts capitalized, of approximately $16.0 million and $13.7 million for the three months ended March 31, 2007 and 2006, respectively.

5.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31, (in thousands)
	2007	2006
Investment in real estate funded with other assets	$––	$5,000

Acquisition and advisory fees due to affiliate	$––	$1,327

Accrued capital expenditures and deferred lease costs	$3,619	$3,946

Discounts applied to issuance of common stock	$657	$326

Discounts reduced as a result of redemptions of common stock	$291	$1,266

Accrued redemptions of common stock	$292	$117

Redeemable common stock	$14,871	$57,492

6.	Related-Party Transactions

During the quarters ended March 31, 2007 and 2006, Wells REIT was a party to and incurred expenses under the following agreements with Wells Real Estate Advisory Services, Inc. (“WREAS”), or its predecessor, Wells Advisory Services I, LLC (“WASI”):

Asset Advisory Agreement – Agreement to serve as Wells REIT’s investment and financial advisor; manage the day-to-day operations of Wells REIT; formulate and implement strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and provide certain accounting, compliance, and other administrative services for Wells REIT.

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

Acquisition Advisory Agreement – Agreement to provide capital-raising functions; the investigation, selection, and acquisition of properties; and certain transfer agent and stockholder communication functions. During the first quarter of 2006, Wells REIT incurred fees under the Acquisition Advisory Agreement equal to 3.5% of aggregate gross proceeds raised from the sale of shares under Wells REIT’s DRP Program. Such fees were eliminated on shares sold under the DRP beginning in September 2006; thus, no such fees were incurred during the quarter ended March 31, 2007.

Property Management Agreement – Agreement to manage, coordinate the leasing of, and manage construction activities related to certain properties of Wells REIT. Fees are generally market-based property management fees based on the gross monthly income of the property. Additional fees apply for leasing and construction management services.

Under each of the above agreements, Wells REIT is required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who are directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for such employee-related expenses may not exceed $8.2 million in aggregate during any fiscal year. Wells REIT is also responsible for reimbursing each service provider for non-salary administrative reimbursements. Each of these reimbursements is included in general and administrative expenses in the accompanying consolidated statements of income.

Pursuant to the terms of the agreements described above, Wells REIT incurred the following related-party costs for the three months ended March 31, 2007, and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Acquisition and advisory fees(1)	$––	$1,328
Asset and property management fees	$7,019	$5,333
Administrative reimbursements(2)	$2,348	$1,951
Commissions and dealer-manager fees(3)(4)	$––	$1,850

(1)

Acquisition and advisory fees are capitalized to prepaid expenses and other assets as incurred and allocated to properties upon acquisition. All acquisition and advisory fees had been allocated to properties as of December 31, 2006.

(2)	Pursuant to the respective lease agreements, tenants reimbursed approximately $450,000 and $196,000 of these charges to Wells REIT for the three months ended March 31, 2007 and 2006, respectively.
(3)	Commissions and dealer-manager fees are charged against stockholders’ equity as incurred.
(4)

Substantially all commissions were re-allowed by Wells Investment Securities, Inc., an affiliate of Wells Capital and the dealer-manager in each offering of Wells REIT stock, to participating broker dealers during 2006.

The due to affiliates balance of $1.1 million as of both March 31, 2007 and December 31, 2006 is primarily comprised of salary and other operating expense reimbursements due to WREAS or its affiliates.

Additionally, approximately $1.3 million of interest and other income recorded for the quarter ended March 31, 2007 relates to a reimbursement received from Wells Management Company, Inc. (“Wells Management”), one of Wells REIT’s former advisors and property manager (and current property manager for certain of Wells REIT’s properties), for a $1.3 million property management termination expense included in asset and property management expense during the quarter ended March 31, 2007.

Related-Party Agreements Post Internalization

In connection with closing the Internalization transaction on April 16, 2007, Wells REIT acquired WREAS and Wells Government Services, Inc. (“WGS”), and as such, will no longer be subject to the fees associated with the above agreements. However, Wells Management will continue to provide property management services for approximately 15 properties located in geographic areas where Wells REIT does not currently have a regional property management office. As such, on April 16, 2007, Wells REIT entered into a new Master Property Management Leasing and Construction Management Agreement with Wells Management. Wells REIT anticipates that Wells Management will only provide property management services for these properties, and the fees for the management of these properties will be market-based property management fees generally based on gross monthly income of the property. The property management agreement with Wells Management is effective as of April 1, 2007, has a one-year term, and automatically renews unless either party gives notice of its intent not to renew. In addition, either party may terminate the agreement upon 60 days’ written notice.

Additionally, on April 16, 2007, Wells REIT, through its newly acquired subsidiary, WREAS entered into a property management agreement with Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) whereby a subsidiary of Wells REIT provides property management services for twelve properties owned by Wells REIT II. Wells REIT will only provide property management services for these twelve properties, and the fees for the management of these properties will be market-based property management fees generally based on gross monthly income of the property. The property management agreement with Wells REIT II is effective as of April 16, 2007, has a one-year term, and automatically renews unless either party gives notice of its intent not to renew. In addition, either party may terminate this agreement upon 60 days’ written notice.

7.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT to expand an existing property, construct on adjacent property, or provide funding for other capital improvements. As of March 31, 2007, no tenants have exercised such options which have not been fully satisfied as of that date. Under lease amendments executed during 2006, Leo Burnett and Winston & Strawn, LLP, the principal tenants at the 35 W. Wacker Building, are entitled to additional landlord-funded tenant improvements, leasing commissions, and building improvements totaling approximately $56.9 million as of March 31, 2007.

Assertion of Legal Action

On March 12, 2007, a stockholder filed a purported class action and derivative complaint, Washtenaw County Employees Retirement System v. Wells Real Estate Investment Trust, Inc., et al.,in the United States District Court for the District of Maryland against, among others, Wells REIT, Wells REIT’s previous advisors (Wells Real Estate Funds, Inc. (“Wells REF”), Wells Capital, Wells Management, WASI, WREAS, and WGS)), and the officers and directors of Wells REIT prior to the closing of the Internalization transaction. The complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the proxy statement filed with the SEC on February 26, 2007.

The complaint alleges, among other things, (i) that the consideration to be paid as part of the Internalization is excessive; (ii) violations of Section 14(A), including Rule 14a-9 thereunder, and Section 20(A) of the Securities Exchange Act of 1934, based upon allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that the board of directors and the current and previous advisors breached their fiduciary duties to the class and to Wells REIT; and (iv) that the proposed Internalization will unjustly enrich certain directors and officers of Wells REIT.

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

Wells REIT believes that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the Internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court in the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007.

Other Legal Matters

Wells REIT is from time to time a party to other legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition.

8. Subsequent Events

Internalization Transaction Consummated

On April 16, 2007, Wells REIT closed the Internalization transaction. In connection with the closing, Wells REIT issued 19,546,302 shares of Wells REIT’s common stock as consideration for the transaction and 22,339 shares of Wells REIT’s common stock in exchange for the 20,000 limited partnership units held by Wells Capital, for a total of 19,568,641 shares. The 19,546,302 shares representing the consideration for the transaction are subject to certain pledge and security agreement provisions. In addition, 162,706 shares of the 19,546,302 shares are subject to certain escrow agreement provisions.

Resignations of Certain Directors

As previously disclosed, in order to avoid having directors serve on both Wells REIT’s board of directors and a board of directors of a Wells REF-related entity that may compete with Wells REIT, three of Wells REIT’s independent directors, Richard W. Carpenter, Bud Carter, and Neil H. Strickland, and one of Wells REIT’s other directors, Douglas P. Williams, each of whom also serves on a board of directors of at least one other Wells REF-related entity that may be deemed to compete with Wells REIT, had agreed to resign as a director of Wells REIT effective as of and conditioned upon the closing of the Internalization transaction. Accordingly, on April 16, 2007, Messrs. Carpenter, Carter, Strickland, and Williams resigned their positions as directors of Wells REIT. In addition, in connection with the closing of the Internalization transaction, in order to avoid having directors serve on both Wells REIT’s board of directors and a board of directors of a Wells REF-related entity that may compete with Wells REIT, on April 16, 2007, Donald S. Moss and W. Wayne Woody resigned as directors of Wells Real Estate Investment Trust II, Inc.

Resignations of Randall D. Fretz and Douglas P. Williams as Officers

As previously disclosed on February 12, 2007, Douglas P. Williams, the Executive Vice President, Secretary and Treasurer of Wells REIT; and Randall D. Fretz, the Senior Vice President of Wells REIT, notified the board of directors of Wells REIT of their intent to resign their positions as executive officers of Wells REIT effective as of and conditioned upon the closing of the Internalization transaction. Accordingly, on April 16, 2007, Messrs. Williams and Fretz resigned from their respective positions as officers of Wells REIT.

Appointment of Robert E. Bowers as Chief Financial Officer, Executive Vice President, Secretary and Treasurer

On April 16, 2007, the board of directors of Wells REIT elected Robert E. Bowers as Wells REIT’s Chief Financial Officer, Executive Vice President, Secretary and Treasurer. As discussed above, and in connection with such election, Wells REIT entered into an employment agreement with Mr. Bowers. Mr. Bowers most recently served as the Chief Financial Officer and Vice President of Wells REF and as a Senior Vice President of Wells Capital.

Adoption of 2007 Omnibus Incentive Plan and Cancellation of 2000 Employee Stock Option Plan

On April 16, 2007, Wells REIT’s board of directors adopted the 2007 Omnibus Incentive Plan. The purpose of the 2007 Omnibus Incentive Plan is to provide Wells REIT with the flexibility to offer performance-based compensation, including stock-based and incentive cash awards as part of an overall compensation package to attract and retain qualified personnel. Certain officers, key employees, non-employee directors, or consultants of Wells REIT and its subsidiaries would be eligible to be granted cash awards, stock options, stock appreciation rights, restricted stock, deferred stock awards, other stock-based awards, dividend equivalent rights, and performance-based awards under the plan. Further, Wells REIT registered 14.0 million shares of common stock with the SEC for issuance under the 2007 Omnibus Incentive Plan under a Registration Statement on Form S-8 (Commission File No. 333-142448), which became effective April 30, 2007.

Additionally, on April 16, 2007, Wells REIT’s board of directors terminated the 2000 Employee Stock Option Plan since such plan was intended to cover employees of the former third-party advisors, and as a result of the Internalization of the advisor companies was no longer necessary. No shares were ever issued under the 2000 Employee Stock Option Plan.

Amendments to Operating Partnership’s Partnership Agreement and Creation of Taxable REIT Subsidiary

On April 16, 2007, in connection with the closing of the Internalization transaction, Wells REIT, as general partner of Wells REIT’s operating partnership, Wells OP, along with Wells Capital and Wells REIT Sub, Inc. (a newly formed, wholly owned taxable REIT subsidiary of Wells REIT), amended the limited partnership agreement of Wells OP to reflect, among other things, (1) that Wells Capital, Wells REIT’s former advisor, was withdrawing as a limited partner in Wells OP, and (2) that Wells REIT Sub, Inc. was admitted as the new limited partner of Wells OP, along with certain other conforming changes to reflect that Wells Capital is no longer a limited partner in Wells OP.

Amendment to Articles of Incorporation

Following the closing of the Internalization transaction, on April 17, 2007, Wells REIT filed an amendment to its Articles of Incorporation with the State Department of Assessment and Taxation of the State of Maryland. A description of the amendments to Wells REIT’s Articles of Incorporation is set forth in the proxy statement filed on February 26, 2007 in a section entitled “Proposal II: The Pre-Listing Charter Amendment Proposal.”

Suspension of Share Redemption Program

Effective April 20, 2007, Wells REIT’s board of directors has suspended its share redemption program, having concluded that Wells REIT may be in possession of non-public material information. Wells REIT stated in the proxy statement relating to the Internalization transaction that it intended to consider a listing of its shares on a national securities exchange after completing the Internalization transaction should market conditions and other circumstances make it desirable to do so. Wells REIT completed the Internalization transaction, and is currently in discussions with investment bankers and other advisers regarding the possibility of listing its shares on a national securities exchange. Those discussions involve the receipt of information and the preparation for possible courses of action that Wells REIT cannot publicly disclose under applicable securities laws. When Wells REIT is in a position to resume its share redemption program, it will file a current report on Form 8-K or otherwise furnish that information to its stockholders. However, pursuant to the terms of Wells REIT’s share redemption program and as previously disclosed, in the event of a listing of its shares on a national securities exchange, Wells REIT intends to terminate its share redemption program, as its stockholders may then seek to sell their shares on the open market.

Offer to Purchase Wells REIT Common Stock

On February 27, 2007, Madison Investment Trust Series 79, an unaffiliated third party filed a Schedule TO with the SEC in an attempt to purchase up to 23,300,000 shares of Wells REIT’s common stock from current stockholders. On April 23, 2007, such third party announced that it had agreed to purchase a total of 462,166 shares from stockholders. Upon completion of the offer, the third party and its affiliate will hold an aggregate of approximately 469,066 shares, or less than 0.1% of the total outstanding shares of common stock.

Additional Offer to Purchase Wells REIT Common Stock

On May 4, 2007, Madison Investment Trust Series 82 (“Madison Investment Trust 82”) offered to purchase up to 24,300,000 shares of Wells REIT’s common stock (the “Shares”) at a purchase price equal to $8.50 per Share, less the amount of any dividends declared or made with respect to the Shares between May 4, 2007 and June 8, 2007, or such other date to which the offer may be extended, upon the terms and subject to the conditions set forth in the tender offer statement filed with the SEC on May 4, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Overview

From January 1998 through July 2004, we raised significant funds through the sale of our common stock in four public offerings. Proceeds from these sales of common stock, net of offering costs and other expenses, were used primarily to fund the acquisition of real estate properties and certain capital expenditures identified at the time of acquisition. Our fourth and final public offering closed in July 2004. Accordingly, our only current sources of capital are (i) proceeds from the sale of shares issued under our dividend reinvestment plan, (ii) borrowings under our existing or future debt facilities or (iii) proceeds from selective dispositions.

Now that the acquisition of certain subsidiaries of our former advisor has closed (the “Internalization”) and we are in the process of becoming a self-managed entity, we expect that our current financing and cash management strategy could be modified as we pursue various strategies in anticipation of our January 30, 2008 “Liquidity Date.” Our articles of incorporation currently require that we begin the process of liquidating our investments and distributing the resulting proceeds to our stockholders if our common stock is not listed on a national securities exchange or over-the-counter market by the Liquidity Date. In the event a strategy other than the liquidation of our investments is employed, we may enter into unsecured financing facilities and generally increase our overall level of debt. Additionally, our board of directors could decide to lower our dividend rates to use operating cash to acquire new properties, or maximize value at our existing properties. Increased levels of debt would lead to greater interest expense and less cash available for distribution.

In the near term, we expect that our primary source of future cash flows will be cash flows generated from the operations of our properties and distributions from our unconsolidated joint ventures. The amount of future dividends to be paid to our stockholders will continue to be largely dependent upon the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, share redemptions, debt repayments, and our potential establishment of additional reserves for future capital improvements. Due to differences in the timing of cash receipts and cash payments for operations, we may periodically borrow funds on a short-term basis to maintain our dividend payment schedule.

At March 31, 2007, our total indebtedness was approximately $1.2 billion, which consisted of fixed-rate mortgages on certain properties of approximately $839.2 million, $350.0 million under the fixed-rate secured mortgage pool, and approximately $16.8 million outstanding under our secured lines of credit. (See Note 4 of the accompanying consolidated financial statements).

Short-Term Liquidity and Capital Resources

During the three months ended March 31, 2007, we generated approximately $69.6 million of cash flows from operating activities, primarily from receipts of rental income less payments for property operating costs, asset and property management fees, general and administrative expenses, and interest expense. From cash flows from operating activities, we paid dividends to stockholders of approximately $68.3 million. During the three months ended March 31, 2007, we used proceeds from our lines of credit, proceeds from the sale of properties, and the issuance of common stock under our dividend reinvestment plan to pay off in full a $13.9 million secured note (see Note 4 of the accompanying consolidated financial statements), fund capital expenditures and deferred leasing costs of approximately $13.3 million, and redeem common stock pursuant to our share redemption program of approximately $52.5 million.

During the three months ended March 31, 2007, we used net cash flows from financing activities of approximately $120.6 million, primarily as a result of paying dividends of approximately $68.3 million and redeeming approximately $52.5 million of common stock pursuant to our share redemption program. We had net repayments on our lines of credit and notes payable of approximately $35.5 million, which was offset by the issuance of common stock under our dividend reinvestment plan. As a result of the Internalization transaction, we issued 19,568,641 shares of common stock to purchase subsidiaries of our former advisor and in exchange for Wells Capital’s 20,000 limited partnership units. These new shares of our common stock will participate in future dividend distributions, thereby increasing cash flows used in financing activities.

We believe that cash on hand and tenant receivables are sufficient to cover our working capital needs, including accounts payable and accrued expenses, accrued capital expenditures, and cash due to affiliates for an aggregate amount of approximately $89.6 million. We expect to use a substantial portion of our future operating cash flows to pay dividends to stockholders and to use cash on hand and third-party borrowings to fund capital expenditures at our existing properties, as well as acquiring new properties.

Long-Term Liquidity and Capital Resources

As set forth above, in anticipation of our Liquidity Date, our board of directors is currently considering a number of strategies that could result in significant changes to our long-term liquidity and capital resources including a possible listing of our shares on a national exchange. In the near term, we expect that our sources of capital will continue to be derived from net cash flows from property operations, proceeds from secured or unsecured financings from banks and other lenders, shares issued under our dividend reinvestment plan, and the selective and strategic sale of properties.

We anticipate that our primary future long-term liquidity requirements will include, but not be limited to, making scheduled debt service payments, and funding renovations, expansions, and other significant capital improvements for our properties. Over the next few years, we anticipate funding significant capital expenditures for the properties currently in our portfolio. These expenditures include specifically identified building improvement projects (including amounts set forth below in the Contractual Commitments and Contingencies table below), as well as speculative amounts for tenant improvements and leasing commissions related to projected re-leasing, which is subject to change as market and tenant conditions dictate.

We currently expect to use a substantial portion of our future net cash flows generated from operations to pay dividends and, therefore, expect to fund most of our future capital expenditures for the properties currently in our portfolio, primarily with proceeds from third-party borrowings. Proceeds raised from the sale of shares under our dividend reinvestment plan, in excess of amounts used to fund share redemptions or from the sale of selected properties, may also be utilized for capital improvements or expansion at our properties, or to fund or partially fund new property acquisitions.

While we do not believe that future cash flows provided by operations will be lower due to lower returns on properties, future dividends paid at current levels are not guaranteed. (See the Risk Factor entitled, “We may not maintain our current level of dividends” on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2006.) Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. We believe that the diversity of our tenant base and the concentration in our portfolio of large, financially sound tenants, which include many tenants with investment-grade credit ratings and tenants that are federal government agencies, help to mitigate the risk of our tenants defaulting on their leases. However, general economic downturns, or downturns in one or more of our core markets, could adversely impact the ability of our tenants to make their lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flows, and consequently our ability to meet capital needs, could adversely affect our ability to pay dividends in the future. As indicated above, the liquidity strategy currently being reviewed by our board of directors could impact the overall level of our debt and the amount of dividends declared and distributed per share. As of March 31, 2007, we have approximately $81.1 million of current borrowing capacity under our existing credit facilities. However, as mentioned above, dependent on the liquidity strategies employed by our board, we may enter into unsecured financing facilities which could further increase our borrowing capacity.

Contractual Commitments and Contingencies

As of March 31, 2007, our contractual obligations are as follows (in thousands):

		Payments Due During the Years Ending December 31,
	Total	Remainder of 2007		2008-2009	2010- 2011	Thereafter
Outstanding debt obligations (1)	$1,205,979	$125,049	(2)	$43,401	$1,024	$1,036,505
Operating lease obligations	64,784	423		1,126	1,259	61,976
Tenant/building improvements and lease commission obligations	56,859	19,660		30,606	6,593	—

Total	$1,327,622	$145,132		$75,133	$8,876	$1,098,481

(1)

Amounts include principal payments only. We made interest payments of approximately $16.0 million during the three months ended March 31, 2007 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms described herein and in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)

Wells REIT has entered into a rate-lock agreement with the lender on the WDC Mortgage Notes to refinance the entire principal balance (approximately $115.2 million) for a new term of ten years, which is expected to close in the fourth quarter of 2007.

Results of Operations

Overview

As of March 31, 2007, we owned interests in 80 real estate properties that were approximately 95% leased. Our income from continuing operations decreased slightly from the three months ended March 31, 2006, as compared to the comparable current year period, primarily as a result of increased general and administrative costs. Absent significant changes in our debt structure or portfolio of properties, we do not expect future income from continuing operations to change significantly in the near-term, as the majority of our rental revenues are generated from long-term leases that do not allow for significant changes in rental payments and which do not expire in the near-term. Further, while we do not expect significant increases in future property operating costs, if such increases were to occur, the majority of our in-place leases have clauses that require the tenant to bear the economic burden of such increases to the extent that they occur.

Comparison of the three months ended March 31, 2006 versus the three months ended March 31, 2007

Continuing Operations

Rental income increased from $107.3 million for the three months ended March 31, 2006 to $111.7 million for the three months ended March 31, 2007. Substantially all of this increase relates to rental rate adjustments and to properties acquired or developed subsequent to December 31, 2005. Tenant reimbursements increased from $31.7 million for the three months ended March 31, 2006 to $36.0 million for the three months ended March 31, 2007. This increase relates to properties acquired or developed subsequent to December 31, 2005, as well as an increase in recoverable property operating costs during the three months ended March 31, 2007.

Other rental income increased from approximately $16,000 for the three months ended March 31, 2006 to approximately $529,000 for the three months ended March 31, 2007, and is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for the three months ended March 31, 2007 relates primarily to leases terminated or restructured at the Nestle Los Angeles Building and the U.S. Bancorp Building. Such income is not expected to be comparable to future periods, as it will be dependent upon the execution of lease termination and/or restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term.

Property operating expenses increased from $47.4 million for the three months ended March 31, 2006 to $52.3 million for the three months ended March 31, 2007. This increase is primarily related to properties acquired or developed subsequent to December 31, 2005, as well as increases in reimbursable tenant expenses at certain of our properties, including utilities, property taxes, and tenant-requested billbacks, which are noted above as being reimbursed by tenants pursuant to their respective leases. Property operating costs represented approximately 34% and 35% of total rental and tenant reimbursement income for the three months ended March 31, 2006 and 2007, respectively.

Asset and property management fees increased from $6.7 million for the three months ended March 31, 2006 to $9.5 million for the three months ended March 31, 2007. This increase is primarily attributable to an increase in the value used as the basis on which asset management fees are calculated. Asset management fees payable to our former external advisor for the three months ended March 31, 2007 have been calculated based on a fixed percentage of the fair market value, as defined in the agreement, of our properties according to a net asset valuation performed as of September 30, 2006, as compared to the original purchase prices of such assets on which the asset management fees were based prior to April 1, 2006. Asset and property management fees as a percentage of total rental and tenant reimbursement income were approximately 6% and 5% for the three months ended March 31, 2007 and 2006, respectively. We expect asset and property management fees to decline in future periods as a result of the Internalization transaction.

Depreciation expense increased from $22.2 million for the three months ended March 31, 2006 to $23.4 million for the three months ended March 31, 2007. Substantially all of this increase relates to the addition of properties acquired or developed subsequent to December 31, 2005. Depreciation expense represented approximately 21% of rental income for the three months ended March 31, 2006 and 2007.

Amortization increased from $17.0 million for the three months ended March 31, 2006 to $17.2 million for the three months ended March 31, 2007. Substantially all of this increase relates to those properties acquired subsequent to December 31, 2005, as well as a full period’s amortization of costs associated with re-leasing activity at our existing properties as compared to prior year.

General and administrative expense increased from $3.4 million for the three months ended March 31, 2006 to $3.9 million for the three months ended March 31, 2007. Substantially all general and administrative fees remained consistent as compared to the prior period; however, we recorded a recovery of previously recorded allowance for doubtful accounts during the three months ended March 31, 2006, the majority of which was recovered from a tenant at our Delphi Building in Troy, Michigan, with no similar recovery being recorded during the three months ended March 31, 2007. General and administrative expense represented approximately 3% and 2% of total rental and tenant reimbursement income for the three months ended March 31, 2007 and 2006, respectively. We expect general and administrative expenses to increase in future periods as a result of becoming self-advised, and replacing salary reimbursements paid previously to our former external advisor with actual compensation and benefits payable to our officers, employees, and consultants, as well as our other direct costs such as rent.

Interest expense increased from $14.2 million for the three months ended March 31, 2006 to $16.0 million for the three months ended March 31, 2007, primarily due to increases in the average amount of borrowings outstanding during the first quarter of 2007, as compared to the first quarter of 2006. Future levels of interest expense will be dependent upon the amount of borrowings outstanding, interest rates, and the financing costs associated with obtaining debt facilities, as well as the overall financing strategy determined by our board of directors.

During the three months ended March 31, 2007, we recognized a loss on early extinguishment of debt of approximately $61,000 in connection with prepaying the 1075 West Entrance Building Mortgage Note. This note was prepaid because of its high interest rate, and this repayment was anticipated in the original underwriting as part of the purchase of the property. The loss resulted from a prepayment penalty of approximately $1.6 million, substantially offset by a write-off of the unamortized fair value adjustment to debt of approximately $1.5 million. Loss on extinguishment of debt is not expected to be indicative of amounts in future periods, as such costs are generally dependent upon taking advantage of debt-specific terms and conditions.

Interest and other income increased from $0.5 million for the three months ended March 31, 2006 to $2.1 million for the three months ended March 31, 2007. This increase relates primarily to a reimbursement received from Wells Management for a $1.3 million property management termination expense which was included in asset and property management fees during the quarter ended March 31, 2007.

Equity in income of unconsolidated joint ventures increased from $0.6 million for the three months ended March 31, 2006 to $0.8 million for the three months ended March 31, 2007, primarily as a result of re-leasing efforts at our properties owned through joint ventures. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as these joint ventures approach their stated dissolution period.

Income from continuing operations per share was $0.06 for the three months ended March 31, 2006 and 2007. Absent any significant additional dispositions, changes to our tenant base, credit quality of our tenants, or weighted-average common shares outstanding, we expect net income from continuing operations to increase in the near-term as a result of the Internalization transaction.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $2.3 million and $21.5 million for the three months ended March 31, 2006 and 2007, respectively. These amounts consist of operations of the IRS Daycare Building, Northrop Grumman Building, Frank Russell Building, Citigroup Fort Mill Building, and the Videojet Technology Building. Income from discontinued operations for the three months ended March 31, 2007 includes the gain on the sale of the Citigroup Fort Mill Building and the Videojet Technology Building, which were both sold in March 2007. The net proceeds from these sales were used to retire the 1075 West Entrance Building Mortgage Note and a portion of borrowings outstanding under our lines of credit. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Funds From Operations

FFO is a non-GAAP financial measure and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO is a beneficial indicator of the performance of an equity REIT. Specifically, FFO calculations may be helpful to investors as a starting point in measuring our operating performance because they exclude factors that do not relate to, or are not indicative of, our operating performance, such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trust (“NAREIT”) definition, which defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after the same adjustments for unconsolidated partnerships and joint ventures. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do and, therefore, our computation of FFO may not be comparable to such other REITs.

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses or certain other noncash charges to earnings. Reconciliations of net income to FFO are presented below (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net income	$50,127	$31,347
Add:
Depreciation of real assets – wholly owned properties	23,712	23,288
Depreciation of real assets – unconsolidated partnerships	366	359
Amortization of lease-related costs – wholly owned properties	17,248	17,314
Amortization of lease-related costs – unconsolidated partnerships	296	249
Subtract:
Gain on sale – wholly owned properties	(20,653)	—
Gain on sale – unconsolidated partnerships	(7)	—

FFO	$71,089	$72,557

Weighted-average shares outstanding	466,256	463,990

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

Noncash Items Included in Net Income:

•	In accordance with GAAP, we recognized straight-line rental revenues of approximately $0.4 million and $3.2 million during the three months ended March 31, 2007 and 2006, respectively.

•

The amortization of deferred financing costs totaled approximately $0.5 million for the three months ended March 31, 2007 and 2006. Additionally, the loss on extinguishment of debt in the accompanying consolidated statements of income totaled approximately $0.1 million and $0 for the three months ended March 31, 2007 and 2006, respectively.

•

The amortization of above-market and below-market in-place leases recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.5 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. On April 16, 2007, we created Wells REIT Sub, Inc. (“Wells REIT Sub”), a wholly owned subsidiary of Wells REIT. We have elected to treat Wells REIT Sub as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. Wells REIT Sub had no operations for the three months ended March 31, 2007.

No provision for federal income taxes has been made in our accompanying consolidated financial statements, as we had no operations subject to such treatment, and we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no material impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at March 31, 2007.

Related-Party Transactions and Agreements

We have historically entered into agreements with our advisors, Wells Capital, Inc. and Wells Management Company, Inc., and their affiliates whereby we paid certain fees and reimbursements to these entities, for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. Although many of these costs will no longer be incurred as a result of becoming self-managed, we will still incur certain fees for transitional and support services and property management services for certain properties provided by these entities for some time in the future. See Note 6 and Note 8 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements;

•	Assertion of Legal Action; and

•	Litigation.

Subsequent Events

See Note 8 of our accompanying consolidated financial statements for details.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2007, substantially all of our outstanding debt is subject to fixed interest rates. Our total outstanding debt, including draws under our line of credit mentioned below, has an average interest rate of approximately 5.15% per annum with expirations ranging from 2007 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of March 31, 2007, the draws outstanding under our $48.3 Million Secured Line of Credit and our $50.0 Million Secured Line of Credit are based on variable interest rates. As of March 31, 2007, the amounts outstanding under the lines of credit are $8.4 million and $8.4 million, respectively, and both facilities have a stated variable interest rate of LIBOR plus 1.5% per annum. To the extent that we borrow funds in the future under our variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation, except as disclosed in Note 7 of our accompanying consolidated financial statements, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any other such litigation threatened against us during the quarter ended March 31, 2007 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

We are and may continue to be subject to litigation, which could have a material adverse effect on our financial condition.

We and certain of our officers and directors are defendants in a putative class action and shareholder derivative complaint. In addition, we currently are, and are likely to continue to be, subject to litigation, including claims relating to our operations, offerings, unrecognized preacquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that arise in the future. Resolution of these types of matters against us may result in us having to pay significant fines or settlements, which, if uninsured, or if the fines and settlements exceed insured levels, would adversely impact our earnings and cash flows thereby impacting our ability to service debt, and make quarterly distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

Refer to Note 7 of our accompanying consolidated financial statements for additional information on the above legal proceeding.

There have been no other known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter of 2007.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2007, we redeemed shares pursuant to our share redemption program as follows (in thousands, except per-share amounts):

Period	Approximate Number of Shares Redeemed	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2007 Under the Plan
January 2007	—	—	$193,449
February 2007	—	—	$193,449
March 2007	6,233	$8.38	$141,213	(1)

(1)

The maximum dollar amount remaining as of March 31, 2007 for redemptions pursuant to our share redemption program in future periods is approximately $121.3 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. The total shares held by investors that are available for redemption during calendar year 2007 is approximately 23.1 million shares, which will be redeemed at a price equal to the lesser of (i) $10 per share or (ii) the purchase price per share actually paid, less in both instances any amounts previously distributed to stockholders attributable to net sales proceeds from the sale of our properties (currently $1.62 per share). Of these total shares available for redemption in calendar year 2007, our board of directors has reserved 15% for redemptions relating to the death of a stockholder and redemptions required to satisfy minimum distribution requirements under the Internal Revenue Code. Additionally, effective April 20, 2007, our board of directors suspended our share redemption program until further notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)

There were no defaults with respect to any of our indebtedness during the first quarter of 2007. In addition we complied with all debt covenants, with the exception of a covenant of the $50.0 Million Secured Line of Credit pertaining to minimum debt service coverage, for which we obtained a waiver from the lender dated May 7, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A filed on February 26, 2007.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: May 9, 2007	By:	/s/ Robert E. Bowers
Robert E. Bowers Chief Financial Officer

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

*3.1	Second Articles of Amendment and Restatement of Wells Real Estate Investment Trust. Inc. (Exhibit 3.1 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.71

Employment Agreement dated as of February 2, 2007, by and between Wells Real Estate Investment Trust, Inc. and Donald A. Miller (Exhibit 10.1 to Form 8-K, Commission File No. 000-25739, filed on February 5, 2007)

*10.72	Escrow Agreement (Exhibit 99.1 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.73	Pledge and Security Agreement (Exhibit 99.2 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.74	Transition Services Agreement (Exhibit 99.3 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.75	Support Services Agreement (Exhibit 99.4 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.76	Registration Rights Agreement (Exhibit 99.5 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.77	Headquarters Sublease (Exhibit 99.6 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.78	2007 Omnibus Incentive Plan of Wells Real Estate Investment Trust, Inc.( Exhibit 99.7 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.79

Amendment to Agreement of Limited Partnership of Wells Operating Partnership, L.P., as Amended and Restated as of January 1, 2000 (Exhibit 99.8 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.80	Employee Agreement with Robert E. Bowers (Exhibit 99.9 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.81	Master Property Management, Leasing, and Construction Management Agreement (Exhibit 99.10 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.