Form 10-Q
period 2007-06-30
WELLS REAL ESTATE INVESTMENT TRUST INC
filed 2007-08-07
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of July 31, 2007: 488,137,438 shares

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust, Inc. (“Wells REIT”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A. of Part II of this report on Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying financial statements should be read in conjunction with the notes to Wells REIT’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Wells REIT’s Annual Report on Form 10-K for the year ended December 31, 2006. Wells REIT’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) June 30, 2007	December 31, 2006
Assets:
Real estate assets, at cost:
Land	$634,681	$638,733
Buildings and improvements, less accumulated depreciation of $428,682 and $395,110 as of June 30, 2007 and December 31, 2006, respectively	3,045,355	3,114,171
Intangible lease assets, less accumulated amortization of $150,777 and $142,977 as of June 30, 2007 and December 31, 2006, respectively	204,335	223,085
Construction in progress	33,396	28,032

Total real estate assets	3,917,767	4,004,021
Investments in unconsolidated joint ventures	53,041	56,789
Cash and cash equivalents	55,677	44,131
Tenant receivables, net of allowance for doubtful accounts of $2,034 and $1,678 as of June 30, 2007 and December 31, 2006, respectively	109,435	107,243
Due from unconsolidated joint ventures	1,334	1,230
Prepaid expenses and other assets	23,521	22,423
Goodwill	179,860	—
Deferred financing costs, less accumulated amortization of $7,781 and $6,885 as of June 30, 2007 and December 31, 2006, respectively	8,590	9,485
Deferred lease costs, less accumulated amortization of $88,241 and $77,695 as of June 30, 2007 and December 31, 2006, respectively	202,352	205,368

Total assets	$4,551,577	$4,450,690

Liabilities:
Lines of credit and notes payable	$1,210,139	$1,243,203
Accounts payable, accrued expenses, and accrued capital expenditures	94,394	92,023
Due to affiliates	—	1,232
Deferred income	24,053	24,117
Intangible lease liabilities, less accumulated amortization of $46,272 and $42,738 as of June 30, 2007 and December 31, 2006, respectively	90,984	97,239

Total liabilities	1,419,570	1,457,814
Commitments and Contingencies	—	—
Minority Interest	6,208	6,050
Redeemable Common Stock	158,558	136,129
Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 488,133,805 shares issued and outstanding at June 30, 2007; and 465,880,274 shares issued and outstanding at December 31, 2006	4,881	4,659
Additional paid-in capital	3,558,669	3,358,933
Cumulative distributions in excess of earnings	(437,751)	(376,766)
Redeemable common stock	(158,558)	(136,129)

Total stockholders’ equity	2,967,241	2,850,697

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,551,577	$4,450,690

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$110,437	$108,220	$222,112	$215,520
Tenant reimbursements	34,729	31,557	70,740	63,291
Property management fee revenue	429	—	429	—
Gain on sale of real estate assets	50	—	50	—
Other rental income	519	1,330	1,048	1,345

	146,164	141,107	294,379	280,156
Expenses:
Property operating costs	52,782	48,217	105,045	95,633
Asset and property management fees:
Related party	1,515	6,537	8,533	11,870
Other	624	1,331	3,062	2,742
Depreciation	23,488	22,207	46,889	44,439
Amortization	17,443	17,153	34,650	34,102
General and administrative	8,954	6,310	12,843	9,700
Casualty and impairment losses on real estate assets	—	100	—	100

	104,806	101,855	211,022	198,586

Real estate operating income	41,358	39,252	83,357	81,570
Other income (expense):
Interest expense	(15,638)	(15,334)	(31,667)	(29,539)
Interest and other income	763	470	2,851	981
Equity in income of unconsolidated joint ventures	1,889	580	2,683	1,162
Loss on extinguishment of debt	—	—	(61)	—

	(12,986)	(14,284)	(26,194)	(27,396)

Income from continuing operations before minority interest	28,372	24,968	57,163	54,174
Minority interest in earnings of consolidated entities	(186)	(170)	(366)	(333)

Income from continuing operations	28,186	24,798	56,797	53,841
Discontinued operations:
Operating (expense) income	(7)	2,412	856	4,716
Gain on sale of real estate assets	17	1,184	20,670	1,184

Income from discontinued operations	10	3,596	21,526	5,900

Net income	$28,196	$28,394	$78,323	$59,741

Per share information – basic:
Income from continuing operations	$0.06	$0.05	$0.12	$0.12
Income from discontinued operations	$—	$0.01	$0.05	$0.01

Net income available to common stockholders	$0.06	$0.06	$0.17	$0.13

Per share information – diluted:
Income from continuing operations	$0.06	$0.05	$0.12	$0.12
Income from discontinued operations	$—	$0.01	$0.05	$0.01

Net income available to common stockholders	$0.06	$0.06	$0.17	$0.13

Weighted-average common shares outstanding – basic	480,921,286	461,064,156	473,629,281	462,519,163

Weighted-average common shares outstanding – diluted	480,983,312	461,064,156	473,660,466	462,519,163

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	469,423	$4,694	$3,391,998	$(240,530)	$(167,015)	$2,989,147
Issuance of common stock	18,097	181	151,471	—	—	151,652
Redemptions of common stock	(21,640)	(216)	(181,126)	—	—	(181,342)
Redeemable common stock	—	—	—	—	30,886	30,886
Dividends ($0.5868 per share)	—	—	—	(269,560)	—	(269,560)
Commissions and discounts on stock sales	—	—	(3,363)	—	—	(3,363)
Other offering costs	—	—	(47)	—	—	(47)
Net income	—	—	—	133,324	—	133,324

Balance, December 31, 2006	465,880	4,659	3,358,933	(376,766)	(136,129)	2,850,697
Issuance of common stock	28,352	284	237,305	—	—	237,589
Redemptions of common stock	(6,267)	(64)	(52,457)	—	—	(52,521)
Redeemable common stock	—	—	—	—	(22,429)	(22,429)
Dividends ($0.2934 per share)	—	—	—	(139,308)	—	(139,308)
Premium on stock sales	—	—	13,100	—	—	13,100
Employee stock compensation, net of tax	169	2	1,809	—	—	1,811
Other offering costs	—	—	(21)	—	—	(21)
Net income	—	—	—	78,323	—	78,323

Balance, June 30, 2007	488,134	$4,881	$3,558,669	$(437,751)	$(158,558)	$2,967,241

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Six months ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$78,323	$59,741
Operating distributions received from unconsolidated joint ventures	2,532	2,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,200	46,321
Other amortization	34,836	34,164
Casualty and impairment loss	—	100
Amortization of deferred financing costs and fair market value adjustments on notes payable	595	615
Restricted stock compensation expense	2,107	—
Loss on extinguishment of debt	61	—
Equity in income of unconsolidated joint ventures	(2,683)	(1,161)
Minority interest in earnings of consolidated entities	366	333
Gain on sale of real estate assets	(20,720)	(1,184)
Changes in assets and liabilities:
Increase in tenant receivables, net	(2,814)	(5,358)
Increase in prepaid expenses and other assets	(9,062)	(7,451	) )
Increase in accounts payable, accrued expenses, and accrued capital expenditures	7,980	2,017
Decrease in due to affiliates	(1,235)	(2,280)
Decrease in deferred income	(64)	(3,448)

Net cash provided by operating activities	137,422	124,848
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(39,595)	(93,949)
Proceeds from master leases	—	730
Cash acquired upon internalization acquisition	1,212	—
Investment in internalization costs — goodwill	(3,573)	—
Net sale proceeds from wholly owned properties	75,482	3,605
Net sale proceeds received from unconsolidated joint ventures	4,281	—
Investments in unconsolidated joint ventures	(486)	(227)
Acquisition and advisory fees paid	—	(2,485)
Deferred lease costs paid	(12,412)	(10,047)

Net cash provided by (used in) investing activities	24,909	(102,373)
Cash Flows from Financing Activities:
Deferred financing costs paid	(6)	(648)
Proceeds from lines of credit and notes payable	111,450	374,648
Repayments of lines of credit and notes payable	(142,651)	(190,075)
Prepayment penalty on extinguishment of debt	(1,617)	—
Issuance of common stock	74,923	75,469
Redemptions of common stock	(53,547)	(148,005)
Dividends paid	(139,316)	(134,703)
Commissions on stock sales	—	(3,699)
Other offering costs paid	(21)	(31)

Net cash (used in) provided by financing activities	(150,785)	27,044
Net increase (decrease) in cash and cash equivalents	11,546	(4,569)
Cash and cash equivalents, beginning of period	44,131	48,973

Cash and cash equivalents, end of period	$55,677	$44,404

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

1.	Organization

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT was incorporated in 1997 and commenced operations on June 5, 1998. Wells REIT conducts business primarily through Wells Operating Partnership, L.P. (“Wells OP”), a Delaware limited partnership. Wells REIT is the sole general partner and possesses full legal control and authority over the operations of Wells OP. On April 16, 2007, Wells REIT consummated a transaction to internalize the functions of Wells REIT’s advisor companies and became a self-managed entity (the “Internalization”) (See Note 3 below). As a result of the Internalization transaction, on April 16, 2007, Wells Capital, Inc. (“Wells Capital”) withdrew as a limited partner from Wells OP, and a wholly owned corporate subsidiary of Wells REIT was admitted as the sole limited partner of Wells OP. Wells OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by its former advisor, and through certain joint ventures with third parties. References to Wells REIT herein shall include Wells REIT and all of its subsidiaries, including Wells OP and its subsidiaries, and consolidated joint ventures.

As of June 30, 2007, Wells REIT owned interests in 82 buildings, either directly or through joint ventures, comprising approximately 21.0 million square feet of commercial office and industrial space, located in 23 states and the District of Columbia. As of June 30, 2007, these properties were approximately 94% leased.

Since its inception, Wells REIT has completed four public offerings of common stock for sale at $10 per share. Combined with Wells REIT’s dividend reinvestment plan (the “DRP”), such offerings have provided approximately $5.4 billion in total offering proceeds. From these proceeds, Wells REIT has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses, (2) approximately $464.7 million in commissions on stock sales and related dealer-manager fees, and (3) approximately $62.7 million in organization and other offering costs. In addition, Wells REIT has used approximately $627.1 million to redeem shares pursuant to Wells REIT’s share redemption program, and to repurchase shares as a result of a legal settlement in one instance. The remaining net offering proceeds of approximately $4.1 billion were invested in real estate, and Wells REIT’s fourth public offering closed on July 25, 2004.

Wells REIT registered an additional 100 million shares of common stock with the Securities and Exchange Commission (the “SEC”) for issuance pursuant to its DRP under a Registration Statement on Form S-3 (Commission File No. 333-114212), which became effective on April 5, 2004. Additionally, Wells REIT registered 14.0 million shares of common stock with the SEC for issuance under its 2007 Omnibus Incentive Plan under a Registration Statement on Form S-8 (Commission File No. 333-142448), which became effective on April 30, 2007.

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

Goodwill

Wells REIT accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Wells REIT tests the carrying value of its goodwill for impairment on an annual basis. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss may be recognized when the carrying amount of the acquired net assets exceeds the estimated fair value of those assets.

Redeemable Common Stock

Subject to certain limitations, shares of Wells REIT’s common stock are contingently redeemable at the option of the stockholder. Such limitations include, but are not limited to, the following: (i) Wells REIT may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year during any calendar year; and (ii) in no event shall the aggregate amount paid for redemptions under the Wells REIT share redemption program exceed the aggregate amount of proceeds received from the sale of shares pursuant to the DRP. Accordingly, pursuant to Accounting Series Release No. 268, Presentation in Financial Statements Redeemable Preferred Stock, Wells REIT has recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Wells REIT’s share redemption program of $158.6 million and $136.1 million as of June 30, 2007 and December 31, 2006, respectively. Further, upon being tendered for redemption by the holder, Wells REIT reclassifies redeemable common shares from mezzanine equity to a liability at settlement value. As of June 30, 2007 and December 31, 2006, respectively, approximately $0.0 million and $0.8 million of shares tendered for redemption have not been redeemed, and are, therefore, included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. In anticipation of a potential liquidation event, the board of directors of Wells REIT temporarily suspended its share redemption program effective April 20, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for Wells REIT beginning January 1, 2008, with early adoption permitted provided Wells REIT also elects to apply the provisions of SFAS 157. Wells REIT is currently assessing the provisions and evaluating the financial statement impact of SFAS 159 on its consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. SOP 07-1 will be effective for Wells REIT beginning January 1, 2008. Wells REIT is currently assessing the provisions and evaluating the financial statement impact of SOP 07-1 on its consolidated financial statements.

3.	Internalization Transaction

On April 16, 2007, Wells REIT closed the Internalization transaction. In connection with the closing, Wells REIT acquired all of the outstanding shares of the capital stock of Wells Real Estate Advisory Services, Inc. (“WREAS”) and Wells Government Services, Inc. (“WGS”) by merging such entities with and into two wholly owned limited liability companies, WRT Acquisition Company, LLC (“WRT Acquisition”) and WGS Acquisition Company, LLC (“WGS Acquisition”) for total consideration of $175 million, comprised entirely of 19,546,302 shares of Wells REIT’s common stock, which constituted approximately 4.0% of Wells REIT’s outstanding common stock as of June 30, 2007. For purposes of determining the amount of consideration paid, the parties to the transaction agreed to value the shares of Wells REIT’s common stock at a per share price of $8.9531. The purchase price included certain net assets of Wells REIT’s former advisor, as well as the termination of Wells REIT’s obligation to pay certain fees required pursuant to the terms of the in-place agreements with the advisor including, among other things, disposition fees, listing fees, and incentive fees. See Note 8 below for more detail.

In addition, in connection with the transaction, Wells Capital exchanged the 20,000 limited partnership units it previously owned in Wells OP to Wells REIT Sub, Inc. (a newly formed, wholly owned taxable REIT subsidiary of Wells REIT) for 22,339 shares of Wells REIT’s common stock.

For financial reporting purposes, Wells REIT accounted for the Internalization transaction as a consummation of a business combination between parties with a pre-existing relationship, specifically the purchase consideration was allocated to identifiable tangible and intangible assets, with the remainder allocated to goodwill. The computation of goodwill is as follows:

June 30, 2007
(in thousands)
Wells REIT shares of common stock issued as consideration (19,546,302 shares issued at $8.9531 per share)	$175,000
Assets acquired related to acquisition of former advisor companies	(1,409)
Liabilities assumed related to acquisition of former advisor companies	1,264

Subtotal	174,855
Acquisition costs and fees	5,005

Goodwill	$179,860

Wells REIT believes that the acquisition of the outstanding shares of the capital stock of WREAS and WGS by merging such entities with and into two wholly owned limited liability companies, WRT Acquisition and WGS Acquisition, qualified as a tax free reorganization under Internal Revenue Code Section 368(a)(1)(A).

4.	Acquisition of Real Estate Assets

2300 Cabot Drive Building

On May 10, 2007, Wells REIT purchased a five-story office building, containing approximately 152,000 rentable square feet (the “2300 Cabot Drive Building”) and located on an approximate 7.1-acre parcel of land at 2300 Cabot Drive in Lisle, Illinois, for a purchase price of approximately $25.0 million, exclusive of closing costs.

5.	Dispositions of Real Estate Assets

Discontinued Operations

The results of operations for the Citigroup Fort Mill Building (sold in March 2007), the Videojet Technology Building (sold in March 2007), the Frank Russell Building (sold in December 2006), the Northrop Grumman Building (sold in July 2006), and the IRS Daycare Building (sold in April 2006), are classified as discontinued operations in the accompanying consolidated statements of income. The details comprising income from discontinued operations are provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$—	$3,603	$1,261	$7,314
Tenant reimbursements	—	241	(191)	344
Gain on sale	17	1,184	20,670	1,184

	17	5,028	21,740	8,842
Expenses:

Property operating costs	2	206	(166)	269
Property management fees — other	—	1	—	3
Depreciation	—	826	311	1,883
Amortization	—	365	41	729
General and administrative	5	34	28	58

	7	1,432	214	2,942

Income from discontinued operations	$10	$3,596	$21,526	$5,900

6.	Lines of Credit and Notes Payable

As of June 30, 2007 and December 31, 2006, Wells REIT had lines of credit and notes payable outstanding as follows (in thousands):

Facility	Fixed-rate (F) or Variable- rate (V)	Rate		Term Debt or Interest Only	Maturity	June 30, 2007	December 31, 2006

Secured Pooled Facility	F	4.84%		Interest Only	6/7/2014	$350,000	$350,000
Aon Center Chicago Mortgage Note Aon Center Chicago Mortgage Note	F F	4.87 5.70	% %	Interest Only Interest Only	5/1/2014 5/1/2014	200,000 25,000	200,000 25,000
$125.0 Million Fixed-Rate Loan	F	5.50%		Interest Only	4/1/2016	125,000	125,000
Leo Burnett Building Mortgage Note	F	5.10%		Interest Only	1/1/2014	120,000	120,000
WDC Mortgage Notes	F	4.40%		Interest Only	11/1/2007	115,167	115,167
$105.0 Million Fixed-Rate Loan	F	5.29%		Interest Only	5/11/2015	105,000	105,000
$45.0 Million Fixed-Rate Loan	F	5.20%		Interest Only	6/1/2012	45,000	45,000
$42.5 Million Fixed-Rate Loan	F	5.70%		Interest Only	10/11/2016	42,525	42,525
3100 Clarendon Boulevard Building Mortgage Note	F	6.40%		Interest Only	8/25/2008	34,200	34,502
One Brattle Square Building Mortgage Note	F	8.50%		Term Debt	3/11/2028	26,797	27,484
1075 West Entrance Building Mortgage Note	F	8.20%		Term Debt	1/1/2012	—	15,525
$50.0 Million Secured Line of Credit	V	6.82 LIBOR + 1.50	% %	Interest Only	6/16/2008	—	38,000
$48.3 Million Secured Line of Credit	V	6.82 LIBOR + 1.50	% %	Interest Only	12/10/2007	21,450	—

Total indebtedness						$1,210,139	$1,243,203

During the three months ended June 30, 2007, Wells REIT had net borrowings of approximately $4.7 million under its lines of credit. Wells REIT made interest payments, including amounts capitalized, of approximately $16.0 million and $15.2 million for the three months ended June 30, 2007 and 2006, respectively, and $31.8 million and $28.8 million for the six months ended June 30, 2007 and 2006, respectively.

7.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30, (in thousands)
	2007	2006
Investment in real estate funded with other assets	$—	$5,000

Acquisition of Wells REIT’s former advisor in exchange for common stock	$175,000	$—

Transfer of common stock to Wells REIT’s former advisor in exchange for partnership units	$200	$—

Investment in goodwill funded with other assets	$1,504	$—

Accrued goodwill costs	$812	$—

Liabilities assumed upon acquisition of Wells REIT’s former advisor	$1,264	$—

Liabilities assumed at property acquisition	$667	$—

Acquisition and advisory fees due to affiliate	$—	$1,328

Accrued capital expenditures and deferred lease costs	$1,095	$8,071

Discounts applied to issuance of common stock	$12,533	$643

Discounts reduced as a result of redemptions of common stock	$270	$1,475

Accrued redemptions of common stock	$(471)	$99

Redeemable common stock	$(22,429)	$92,971

8.	Related-Party Transactions

During the quarter ended June 30, 2007, specifically for the period from April 1, 2007 through the closing of the Internalization transaction on April 16, 2007, Wells REIT was a party to and incurred expenses under the following agreements with WREAS, WGS, or its predecessor, Wells Advisory Services I, LLC (“WASI”):

Asset Advisory Agreement – Agreement to serve as Wells REIT’s investment and financial advisor; manage the day-to-day operations of Wells REIT; formulate and implement strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and provide certain accounting, compliance, and other administrative services for Wells REIT.

The fees for these services were payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties owned directly, plus Wells REIT’s interest in properties held through joint ventures. This fee was reduced by (i) tenant-reimbursed property management fees paid to WREAS, and (ii) in the event that WREAS retained an independent third-party property manager to manage one or more properties currently managed by WREAS, the amount of property management fees paid to such third-party property managers.

Acquisition Advisory Agreement – Agreement to provide capital-raising functions; the investigation, selection, and acquisition of properties; and certain transfer agent and stockholder communication functions for a fee equal to 3.5% of aggregate gross proceeds raised from the sale of shares under Wells REIT’s DRP Program. Such fees were eliminated on shares sold under the DRP beginning in September 2006; thus, no such fees were incurred during the three or six months ended June 30, 2007.

Property Management Agreement – Agreement to manage, coordinate the leasing of, and manage construction activities related to certain properties of Wells REIT. Property management fees were generally based on the gross monthly income of the property. Additional fees applied for leasing and construction management services.

Under each of the above agreements, Wells REIT was required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who were directly engaged in providing services for or on behalf of Wells REIT. Under these agreements, reimbursements for such employee-related expenses could not exceed $8.2 million in aggregate during any fiscal year. Wells REIT also was responsible for reimbursing each service provider for non-salary administrative reimbursements. Each of these reimbursements is included in general and administrative expenses in the accompanying consolidated statements of income.

Pursuant to the terms of the agreements described above, Wells REIT incurred the following related-party costs for the three months and six months ended June 30, 2007, and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Acquisition and advisory fees(1)	$—	$—	$—	$1,328
Asset and property management fees	$1,515	$6,537	$8,533	$11,870
Administrative reimbursements(2)	$617	$1,833	$3,031	$4,028
Commissions and dealer-manager fees(3)(4)	$—	$1,850	$—	$3,700

(1)

Acquisition and advisory fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon acquisition. All acquisition and advisory fees had been allocated to properties as of December 31, 2006.

(2)

Pursuant to the respective lease agreements, tenants reimbursed approximately $339,000 and $165,000 of these charges to Wells REIT for the three months ended June 30, 2007 and 2006, respectively; and approximately $790,000 and $362,000 for the six months ended June 30, 2007 and 2006, respectively.

(3)	Commissions and dealer-manager fees were charged against stockholders’ equity as incurred.

(4)

Substantially all commissions were re-allowed by Wells Investment Securities, Inc., an affiliate of Wells Capital and the dealer-manager in each offering of Wells REIT stock, to participating broker dealers during 2006.

Agreements with Former Advisor Companies Post Internalization

Upon closing the Internalization transaction on April 16, 2007, Wells REIT acquired WREAS and WGS by merging such entities into two wholly owned limited liability companies, WRT Acquisition and WGS Acquisition, and as such, will no longer be subject to the fees associated with the above agreements. However, Wells REIT’s former property manager, Wells Management Company, Inc. (“Wells Management”), an affiliate of our former advisor, will continue to provide property management services for approximately 16 properties located in geographic areas where Wells REIT does not currently have a regional property management office. As such, on April 16, 2007, Wells REIT entered into a new Master Property Management Leasing and Construction Management Agreement with Wells Management. Wells REIT anticipates that Wells Management will only provide property management services for these 16 properties, and the fees for the management of these properties will be market-based property management fees generally based on gross monthly income of the property. The property management agreement with Wells Management is effective as of April 1, 2007, has a one-year term, and automatically renews unless either party gives notice of its intent not to renew. In addition, either party may terminate the agreement upon 60 days’ written notice.

Additionally, on April 16, 2007, Wells REIT, entered into a master property management agreement with Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) whereby a subsidiary of Wells REIT provides property management services for properties owned by Wells REIT II. Wells REIT will only provide property management services for these properties, and the fees for the management of these properties will be market-based property management fees generally based on gross monthly income of the property. As of June 30, 2007, Wells REIT manages 13 such properties for Wells REIT II. Additionally, Wells REIT entered into similar property management agreements for managing six other properties owned by other entities sponsored by Wells Real Estate Funds, Inc. (Wells REIT’s “former advisor”). The property management agreements with Wells REIT II and the other sponsored entities of Wells REIT’s former advisor are effective as of April 16, 2007, have a one-year term, and automatically renew unless either party gives notice of its intent not to renew. In addition, either party may terminate the agreements upon 60 days’ written notice.

In connection with the closing of the Internalization transaction on April 16, 2007, Wells REIT executed a Transition Services Agreement, Headquarters Sublease Agreement, and a Support Services Agreement with its former advisor to provide certain services.

The details of the three agreements are as follows:

Transition Services Agreement:

Wells REIT entered into the Transition Services Agreement with its former advisor which provides Wells REIT with certain transitional services which consist primarily of services Wells REIT believes it will need to continue to obtain from its former advisor at least until a potential listing of its shares on a national exchange occurs (a “Listing”), including primarily investor relations support services, transfer agent-related services, and investor communication support. The initial term of the agreement began on April 16, 2007, continues for the lesser of one year or the period 90 days after a Listing, and is renewable by Wells REIT for an additional one-year period. Thereafter, the agreement is automatically renewed for successive 180 day periods unless otherwise terminated. This agreement may be terminated by Wells REIT in the event of an uncured material default by its former advisor upon 30 days’ prior written notice. Wells REIT’s former advisor may terminate the agreement, as to the entire agreement or with respect to any service, upon the occurrence of an uncured failure to pay for services. Fees incurred under this agreement for the three months ended June 30, 2007 were approximately $0.5 million.

Headquarters Sublease Agreement:

Wells REIT entered into the Headquarters Sublease Agreement with its former advisor which provides Wells REIT with approximately 13,000 square feet of office space in the office building located at 6200 The Corners Parkway in Norcross, Georgia, together with furniture, fixtures, and equipment for the period of two years. The initial term of the agreement began on April 16, 2007 and continues for a two year period. Wells REIT my renew the agreement for up to two additional two-year periods by providing its former advisor with 180 days’ written notice prior to the end of the current term. This agreement may be terminated at any time upon 180 days’ prior written notice, in which case Wells REIT must pay a termination fee equal to one-half of the rent for the balance of the then-current term. Fees incurred under this agreement for the three months ended June 30, 2007 were approximately $0.1 million.

Support Services Agreement:

Wells REIT entered into the Support Services Agreement with its former advisor which provides Wells REIT with certain support services, including human resources services and information technology services. The initial term of the agreement began on April 16, 2007, and continues for a two-year period. Wells REIT has the right to renew the agreement for an additional two-year period. Thereafter, this agreement automatically renews for successive one-year periods unless otherwise terminated. Fees incurred under this agreement for the three months ended June 30, 2007 were approximately $0.2 million.

9.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under lease amendments executed during 2006 with Leo Burnett and Winston & Strawn, LLP, the principal tenants at the 35 W. Wacker Building, Wells REIT is obligated to fund certain additional landlord-funded tenant improvements, leasing commissions, and building improvements of which approximately $55.8 million remains as of June 30, 2007.

Assertion of Legal Action

On March 12, 2007, a stockholder filed a purported class action and derivative complaint, Washtenaw County Employees Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Wells REIT’s previous advisors (Wells Real Estate Funds, Inc., Wells Capital, Wells Management, WASI, WREAS, and WGS), and the officers and directors of Wells REIT prior to the closing of the Internalization transaction. The complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the proxy statement filed with the SEC on February 26, 2007.

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

On April 9, 2007, the court denied the plaintiff’s motion for an order enjoining the Internalization transaction. On April 17, 2007, the court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel.

On June 27, 2007, the plaintiff filed an amended complaint, which contains the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of a Wells REIT officer as an individual defendant. The defendants have until August 13, 2007 to move to dismiss, answer, or otherwise respond to the amended complaint.

On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery, which the plaintiff intended to use to support an anticipated motion that would seek (i) relief from the April 9, 2007 court order, (ii) to void the vote ratifying the Internalization transaction, and (iii) to preliminarily enjoin Wells REIT from listing its shares on a national exchange.

Other Legal Matters

Wells REIT is from time to time a party to other legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition.

10.	Stock-Based Compensation

On April 16, 2007, after obtaining the approval of the stockholders, Wells REIT’s board of directors adopted the 2007 Omnibus Incentive Plan. The purpose of the 2007 Omnibus Incentive Plan is to provide Wells REIT with the flexibility to offer performance-based compensation, including stock-based and incentive cash awards as part of an overall compensation package to attract and retain qualified personnel. Certain officers, key employees, non-employee directors, or consultants of Wells REIT and its subsidiaries are eligible to be granted cash awards, stock options, stock appreciation rights, restricted stock, deferred stock awards, other stock-based awards, dividend equivalent rights, and performance-based awards under the plan. Further, Wells REIT registered 14.0 million shares of common stock with the SEC for issuance under the 2007 Omnibus Incentive Plan under a Registration Statement on Form S-8 (Commission File No. 333-142448), which became effective on April 30, 2007.

Additionally, on April 16, 2007, Wells REIT’s board of directors terminated the 2000 Employee Stock Option Plan since such plan was intended to cover employees of the former third-party advisors. As a result of the Internalization of the former advisor companies, the plan was no longer necessary. No shares were ever issued under the 2000 Employee Stock Option Plan.

Restricted Stock

On May 18, 2007, pursuant to the 2007 Omnibus Incentive Plan, Wells REIT granted approximately 764,850 shares of common stock as deferred stock awards to its employees, of which 19,988 shares were surrendered immediately to satisfy required minimum tax withholding obligations. Of the net shares granted, 171,227 shares (or 25%) vested immediately and the remaining shares, adjusted for any forfeitures, will vest ratably over the next three years. Wells REIT estimated the fair value of the awards on the date of grant based on an assumed share price of $10.00 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate.

During the six months ended June 30, 2007, Wells REIT recognized approximately $2.3 million of compensation expense, of which $0.4 million related to the nonvested shares. As of June 30, 2007, approximately $4.1 million of unrecognized compensation cost related to nonvested share-based compensation remained, which Wells REIT will record in its statements of income over the recognition period of three years.

11.	Weighted-Average Common Shares

There are no adjustments to “Net income” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Weighted-average common shares – basic	480,921	473,629
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	62	31

Weighted-average common shares – diluted	480,983	473,660

12.	Subsequent Events

Demand Letter Received

On August 1, 2007, certain unnamed stockholders of Wells REIT made a written demand on the board of directors of Wells REIT prior to commencement of derivative litigation. The letter contains allegations similar to the allegations made in the Washtenaw County litigation described in Note 9 above and demands, among other things, that (i) Wells REIT cease proceeding with any potential offering and/or listing of Wells REIT’s common shares on a national exchange until Wells REIT nominates a new board of directors and appoints an independent financial advisor; (ii) Wells REIT’s former advisor and “insider” individuals return all gains, monetary and otherwise, obtained as a result of the Internalization transaction; and (iii) Wells REIT’s former advisor place the shares received as consideration for the Internalization transaction into an escrow account until the other matters are resolved.

Annual Independent Director Equity Awards

On August 6, 2007, the board of directors of Wells REIT approved an annual equity award for each of the independent directors of $50,000 payable in the form of shares of Wells REIT’s common stock with an effective award date of August 10, 2007. The independent directors were given the option to defer the receipt of their stock until a future year or years, in which case a grant of dividend equivalent rights in an amount equal to the dividends which would have been payable on the deferred shares will be made to the directors who elect to defer.

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

Liquidity and Capital Resources

Overview

From January 1998 through July 2004, we raised significant funds through the sale of our common stock in four public offerings. Proceeds from these sales of common stock, net of offering costs and other expenses, were used primarily to fund the acquisition of real estate properties and certain capital expenditures identified at the time of acquisition. Our fourth and final public offering closed in July 2004. Accordingly, our only current sources of capital are (i) proceeds from the sale of shares issued under our dividend reinvestment plan, (ii) borrowings under our existing or future debt facilities, or (iii) proceeds from selective dispositions.

Now that the acquisition of certain subsidiaries of our former advisor has closed (the “Internalization”) and we are a self-managed entity, we expect that our current financing and cash management strategy could be modified as we pursue various strategies in anticipation of our January 30, 2008 “Liquidity Date.” We are currently in discussions with several lenders to enter into an unsecured revolving credit facility in the amount of $500 million (expandable up to $1.0 billion). Should we consummate such financing, we would use the proceeds to retire our existing secured lines of credit, and to pursue property acquisitions that could increase our cash flow and income producing capability. Expected draws under this new line of credit would increase our overall level of debt.

In the near term, we expect that our primary source of future cash flows will be cash flows generated from the operations of our properties, distributions from our unconsolidated joint ventures, proceeds from existing debt facilities or a potential new unsecured facility, and proceeds from potential joint venture activity. The amount of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, and (iii) our determination of near-term cash needs for acquisitions of new properties, capital improvements, tenant re-leasing, debt repayments, and potential establishment of additional reserves for future capital improvements. However, our primary focus is to continue to maintain the quality of our portfolio. Accordingly, we may opt to lower the dividend rather than compromise that quality or accumulate significant borrowings to meet a dividend level higher than operating cash flow would support. Due to differences in the timing of cash receipts and cash payments for operations, we may periodically borrow funds on a short-term basis to pay dividends.

At June 30, 2007, our total indebtedness was approximately $1.2 billion, which consisted of fixed-rate mortgages on certain properties of approximately $838.7 million, $350.0 million under the fixed-rate secured mortgage pool, and approximately $21.5 million outstanding under our secured lines of credit. (See Note 6 of the accompanying consolidated financial statements.)

Short-Term Liquidity and Capital Resources

During the six months ended June 30, 2007, we generated approximately $137.4 million of cash flows from operating activities, primarily from receipts of rental income less payments for property operating costs, asset and property management fees, general and administrative expenses, and interest expense. From cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $139.3 million. During the six months ended June 30, 2007, we used proceeds from our lines of credit, proceeds from the sale of properties, and the issuance of common stock under our dividend reinvestment plan to (i) pay off in full a $13.9 million secured note; (ii) fund capital expenditures, the purchase of the 2300 Cabot Drive Building, and deferred leasing costs of approximately $52.0 million; and (iii) redeem approximately $53.5 million of common stock pursuant to our share redemption program.

During the six months ended June 30, 2007, we used net cash flows from financing activities of approximately $150.8 million, primarily as a result of paying dividends of approximately $139.3 million and redeeming approximately $53.5 million of common stock pursuant to our share redemption program. We had net repayments on our lines of credit and notes payable of approximately $31.2 million, which was more than offset by the issuance of common stock under our dividend reinvestment plan. In connection with the Internalization transaction, we issued 19,546,302 shares of common stock to purchase subsidiaries of our former advisor. In addition, Wells Capital, Inc. (“Wells Capital”) exchanged its 20,000 limited partnership units of Wells OP for 22,339 shares of our common stock. These new shares of our common stock will participate in future dividend distributions, thereby increasing cash flows used in financing activities.

We believe that cash on hand and tenant receivables are sufficient to cover our working capital needs, including accounts payable and accrued expenses, accrued capital expenditures, and cash due to affiliates for an aggregate amount of approximately $94.4 million. We expect to use the majority of our future operating cash flows to pay dividends to stockholders and to use cash on hand and third-party borrowings to fund capital expenditures at our existing properties, as well as to acquire new properties.

Long-Term Liquidity and Capital Resources

As set forth above, in anticipation of our Liquidity Date, we expect to enter into an unsecured revolving credit facility in the amount of $500 million (expandable up to $1.0 billion), which will result in significant changes to our long-term liquidity and capital resources. In the near term, we expect that our sources of capital will continue to be derived from net cash flows from property operations, the selective and strategic sale of certain properties, and the proceeds from potential joint venture activities.

We anticipate that our primary future long-term liquidity requirements will include, but not be limited to, making scheduled debt service payments, and funding renovations, expansions, and other significant capital improvements for our existing portfolio of properties, as well as the acquisition of additional properties. Over the next few years, we anticipate funding significant capital expenditures for the properties currently in our portfolio. These expenditures include specifically identified building improvement projects (including amounts set forth below in the Contractual Commitments and Contingencies table below), as well as speculative amounts for tenant improvements and leasing commissions related to projected re-leasing, which are subject to change as market and tenant conditions dictate.

We currently expect to use a substantial portion of our future net cash flows generated from operations to pay dividends and, therefore, expect to fund most of our future capital expenditures for the properties currently in our portfolio, primarily with proceeds from third-party borrowings or proceeds from potential joint venture activities. Proceeds raised from the sale of selected properties also may be utilized for capital improvements or expansion at our properties, or to fund all or a portion of new property acquisitions.

While we do not believe that future cash flows provided by operations will be lower due to lower returns on properties, we cannot guarantee that future dividends will be paid at current levels. (See the Risk Factor entitled, “We may not maintain our current level of dividends” on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2006.) Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. We believe that the diversity of our tenant base and the concentration in our portfolio of large, financially sound tenants, which include many tenants with investment-grade credit ratings and tenants that are federal government agencies, help to mitigate the risk of our tenants defaulting on their leases. However, general economic downturns, or downturns in one or more of our core markets, could adversely impact the ability of our tenants to make their lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flows, and consequently our ability to meet capital needs, could be adversely affected, thus limiting our ability to pay dividends in the future. As of June 30, 2007, we have approximately $76.5 million of current borrowing capacity under our existing credit facilities. However, as mentioned above, dependent on the liquidity strategies employed by our board, we may enter into unsecured financing facilities which could further increase our borrowing capacity and allow us to pursue property acquisitions that could increase our cash flow and income producing capability.

Contractual Obligations

As of June 30, 2007, our contractual obligations are as follows (in thousands):

	Total	Payments Due During the Years Ending December 31,
		Remainder of 2007		2008-2009	2010-2011	Thereafter
Outstanding debt obligations(1)	$1,210,139	$137,609	(2)	$35,001	$1,024	$1,036,505
Operating lease obligations	64,643	282		1,126	1,259	61,976
Tenant/building improvements and lease commission obligations	55,777	18,579		30,605	6,593	––

Total	$1,330,559	$156,470		$66,732	$8,876	$1,098,481

(1)

Amounts include principal payments only. We made interest payments of approximately $31.8 million during the six months ended June 30, 2007 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms described herein and in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)

We have entered into a rate-lock agreement with the lender on the WDC Mortgage Notes to refinance the entire principal balance (approximately $115.2 million) for a new term of ten years, which is expected to close in the fourth quarter of 2007.

Results of Operations

Overview

As of June 30, 2007, we owned interests in 82 buildings that were approximately 94% leased. Our income from continuing operations increased from the six months ended June 30, 2006, as compared to the comparable current year period, primarily as a result of decreased asset and property management fees paid to our former advisor as a result of the Internalization transaction, as well as an increase in equity in income of unconsolidated joint ventures due to the sale of a joint venture property in 2007. Absent significant changes in our debt structure or portfolio of properties, we do not expect future income from continuing operations to decrease significantly in the near-term, as the majority of our rental revenues are generated from long-term leases that do not allow for significant changes in rental payments and which do not expire in the near-term. Further, while we do not expect significant increases in future property operating costs, if such increases were to occur, the majority of our in-place leases have clauses that require the tenant to bear the economic burden of such increases.

Comparison of the three months ended June 30, 2006 versus the three months ended June 30, 2007

Continuing Operations

Rental income increased from $108.2 million for the three months ended June 30, 2006 to $110.4 million for the three months ended June 30, 2007. Substantially all of this increase relates to rental rate adjustments and to properties acquired or developed subsequent to March 31, 2006. Tenant reimbursements increased from $31.6 million for the three months ended June 30, 2006 to $34.7 million for the three months ended June 30, 2007. This increase relates to properties acquired or developed subsequent to March 31, 2006, as well as an increase in recoverable property operating costs during the three months ended June 30, 2007.

Property management fee revenue, which includes both rental income and tenant reimbursements, was $0.4 million for the three months ended June 30, 2007, as a result of our managing of properties owned by other entities sponsored by our former advisor. We entered into the property management agreement in connection with the closing of the Internalization transaction. As such, we had no such property management fee revenue in 2006. Such income may decrease in future periods in the event that our former advisor were to make other arrangements for the management of these properties.

Other rental income decreased from approximately $1.3 million for the three months ended June 30, 2006 to approximately $0.5 million for the three months ended June 30, 2007, and is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for the three months ended June 30, 2006 relates mainly to consideration received for the reduction of leased space at the Agilent Atlanta property. Other rental income for the three months ended June 30, 2007 relates primarily to leases which were terminated or restructured for office space at the Nestle Los Angeles Building and the IBM Rhein Portland Building. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease termination and/or restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term.

Property operating expenses increased from $48.2 million for the three months ended June 30, 2006 to $52.8 million for the three months ended June 30, 2007. This increase is primarily the result of properties we acquired or developed subsequent to March 31, 2006, as well as increases in reimbursable tenant expenses at certain of our properties, including utilities, property taxes, and tenant-requested billbacks, which are noted above as being reimbursed by tenants pursuant to their respective leases. Property operating costs represented approximately 34% and 36% of total rental and tenant reimbursement income for the three months ended June 30, 2006 and 2007, respectively.

Asset and property management fees decreased from $7.9 million for the three months ended June 30, 2006 to $2.1 million for the three months ended June 30, 2007. This decrease is primarily due to the fact that we are no longer subject to certain related-party service contracts as part of the Internalization transaction, which took place on April 16, 2007 (see Notes 3 and 8 of the accompanying consolidated financial statements). Asset and property management fees as a percentage of total rental and tenant reimbursement income were approximately 6% and 1% for the three months ended June 30, 2006 and 2007, respectively. We expect asset and property management fees to decline in future periods as a result of the Internalization transaction, and will incur property management fees in future periods only to the extent our properties are managed by third-party providers.

Depreciation expense increased from $22.2 million for the three months ended June 30, 2006 to $23.5 million for the three months ended June 30, 2007. Substantially all of this increase is the result of the properties we acquired or developed subsequent to March 31, 2006. Depreciation expense represented approximately 16% of rental income and tenant reimbursements for the three months ended June 30, 2006 and 2007.

Amortization expense increased from $17.2 million for the three months ended June 30, 2006 to $17.4 million for the three months ended June 30, 2007. Substantially all of this increase is the result of properties we acquired subsequent to March 31, 2006, as well as a full period’s amortization of costs associated with re-leasing activity at our existing properties as compared to the prior year.

General and administrative expense increased from $6.3 million for the three months ended June 30, 2006 to $8.9 million for the three months ended June 30, 2007. Substantially all general and administrative fees remained consistent as compared to the prior period; however, we recorded $2.3 million in compensation expense related to the issuance of restricted shares of common stock to our employees in May 2007. General and administrative expense represented approximately 5% and 6% of total rental and tenant reimbursement income for the three months ended June 30, 2006 and 2007, respectively. We expect general and administrative expenses to increase in future periods as a result of becoming self-advised, and replacing fees and reimbursements paid previously to our former external advisor with actual compensation and benefits payable to our officers, employees, and consultants, as well as our other direct costs, such as rent.

Interest expense increased from $15.3 million for the three months ended June 30, 2006 to $15.6 million for the three months ended June 30, 2007, primarily due to increases in the average amount of borrowings outstanding during the second quarter of 2007, as compared to the second quarter of 2006. We expect levels of interest expense to increase in future periods if we draw on our anticipated $500 million unsecured revolving credit facility (expandable up to $1.0 billion). However, such draws would be used to purchase new properties, the income from which could help offset the increase in interest expense.

Interest and other income increased from $0.5 million for the three months ended June 30, 2006 to $0.8 million for the three months ended June 30, 2007. This increase relates primarily to holding higher average cash balances as a result of escrowing distributions to owners of the 35 West Wacker Building to fund re-leasing costs (see Note 9 to the accompanying consolidated financial statements). The level of interest income in future periods will be primarily dependent upon the amount of operating cash on hand and is not expected to be consistent with the amount earned during the three months ended June 30, 2007.

Equity in income of unconsolidated joint ventures increased from $0.6 million for the three months ended June 30, 2006 to $1.9 million for the three months ended June 30, 2007, primarily due to the gain on the sale of the 111 Southchase Boulevard property owned by one of our unconsolidated joint ventures, which was sold in May 2007. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Income from continuing operations per share on a fully diluted basis increased from $0.05 for the three months ended June 30, 2006 to $0.06 for the three months ended June 30, 2007, primarily as a result of realizing approximately 75 days of the benefits of the Internalization transaction during the past quarter. We expect to realize a full 90 days of these benefits during third quarter 2007, and absent any significant additional dispositions, changes to our tenant base, credit quality of our tenants, or weighted-average common shares outstanding, we would expect income from continuing operations to stabilize.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $3.6 million and $10,000 for the three months ended June 30, 2006 and 2007, respectively. These amounts consist of operations in 2006 of the IRS Daycare Building, the Northrop Grumman Building, the Frank Russell Building, the Citigroup Fort Mill Building, and the Videojet Technology Building, whereas 2007 operations consist of the Citigroup Fort Mill Building and the Videojet Technology Building. Income from discontinued operations for the three months ended June 30, 2006 includes the gain on the sale of the IRS Daycare Building, which was sold in April 2006. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the six months ended June 30, 2006 versus the six months ended June 30, 2007

Continuing Operations

Rental income increased from $215.5 million for the six months ended June 30, 2006 to $222.1 million for the six months ended June 30, 2007. Substantially all of this increase relates to rental rate adjustments and to properties acquired or developed subsequent to December 31, 2005. Tenant reimbursements increased from $63.3 million for the six months ended June 30, 2006 to $70.7 million for the six months ended June 30, 2007. This increase relates to properties acquired or developed subsequent to December 31, 2005, as well as an increase in recoverable property operating costs during the six months ended June 30, 2007.

Property management fee revenue, which includes both rental income and tenant reimbursements, was $0.4 million for the six months ended June 30, 2007, as a result of our managing of properties owned by other entities sponsored by our former advisor. We entered into the property management agreement in connection with the closing of the Internalization transaction. As such, we had no such property management fee revenue in 2006. Such income may decrease in future periods in the event that our former advisor were to make other arrangements for the management of these properties.

Other rental income decreased from approximately $1.3 million for the six months ended June 30, 2006 to approximately $1.0 million for the six months ended June 30, 2007, and is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for the six months ended June 30, 2006 relates mainly to consideration received for the reduction of leased space at the Agilent Atlanta property. Other rental income for the six months ended June 30, 2007 relates primarily to leases which were terminated or restructured for office space at three of our properties (the Nestle Los Angeles Building, the U.S. Bancorp Building, and the IBM Rhein Portland Building). We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease termination and/or restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term.

Property operating expenses increased from $95.6 million for the six months ended June 30, 2006 to $105.0 million for the six months ended June 30, 2007. This increase is primarily the result of properties we acquired or developed subsequent to December 31, 2005, as well as increases in reimbursable tenant expenses at certain of our properties, including utilities, property taxes, and tenant-requested billbacks, which are noted above as being reimbursed by tenants pursuant to their respective leases. Property operating costs represented approximately 34% and 36% of total rental and tenant reimbursement income for the six months ended June 30, 2006 and 2007, respectively.

Asset and property management fees decreased from $14.6 million for the six months ended June 30, 2006 to $11.6 million for the six months ended June 30, 2007. This decrease is primarily due to the fact that we are no longer subject to certain related-party service contracts as part of the Internalization transaction, which took place on April 16, 2007 (see Notes 3 and 8 of the accompanying consolidated financial statements). Asset and property management fees as a percentage of total rental and tenant reimbursement income were approximately 5% and 4% for the six months ended June 30, 2006 and 2007, respectively. We expect asset and property management fees to decline in future periods as a result of the Internalization transaction, and will incur property management fees in future periods only to the extent our properties are managed by third-party providers.

Depreciation expense increased from $44.4 million for the six months ended June 30, 2006 to $46.9 million for the six months ended June 30, 2007. Substantially all of this increase is the result of properties we acquired or developed subsequent to December 31, 2005. Depreciation expense represented approximately 16% of rental income and tenant reimbursements for the six months ended June 30, 2006 and 2007.

Amortization expense increased from $34.1 million for the six months ended June 30, 2006 to $34.7 million for the six months ended June 30, 2007. Substantially all of this increase is the result of the properties we acquired subsequent to December 31, 2005, as well as a full period’s amortization of costs associated with re-leasing activity at our existing properties as compared to the prior year.

General and administrative expense increased from $9.7 million for the six months ended June 30, 2006 to $12.8 million for the six months ended June 30, 2007. Substantially all general and administrative fees remained consistent as compared to the prior period; however, we recorded $2.3 million in compensation expense related to the issuance of restricted shares of common stock to our employees in May 2007. General and administrative expense represented approximately 3% and 4% of total rental and tenant reimbursement income for the six months ended June 30, 2006 and 2007, respectively. We expect general and administrative expenses to increase in future periods as a result of becoming self-advised, and replacing fees and reimbursements paid previously to our former external advisor with actual compensation and benefits payable to our officers, employees, and consultants, as well as our other direct costs, such as rent.

Interest expense increased from $29.5 million for the six months ended June 30, 2006 to $31.7 million for the six months ended June 30, 2007, primarily due to increases in the average amount of borrowings outstanding during 2007, as compared to 2006. We expect levels of interest expense to increase in future periods as we draw on our anticipated $500 million unsecured revolving credit facility (expandable up to $1.0 billion). However, such draws would be used to purchase new properties, the income from which could help offset the increase in interest expense.

During the six months ended June 30, 2007, we recognized a loss on early extinguishment of debt of approximately $61,000 in connection with prepaying the mortgage note secured by the 1075 West Entrance Building. This note was prepaid because of its high interest rate, and this repayment was anticipated in the original underwriting as part of the purchase of the property. The loss resulted from a prepayment penalty of approximately $1.6 million, substantially offset by a write-off of the unamortized fair value adjustment to debt of approximately $1.5 million. We do not expect loss on extinguishment of debt to be indicative of amounts in future periods, as such costs are generally dependent upon taking advantage of debt-specific terms and conditions.

Interest and other income increased from $1.0 million for the six months ended June 30, 2006 to $2.9 million for the six months ended June 30, 2007. This increase relates primarily to a reimbursement received from Wells Management

Company, Inc. (“Wells Management”) for a $1.3 million property management termination expense, which was included in asset and property management fees during the six months ended June 30, 2007.

Equity in income of unconsolidated joint ventures increased from $1.2 million for the six months ended June 30, 2006 to $2.7 million for the six months ended June 30, 2007, primarily as a result of re-leasing efforts at certain properties owned through joint ventures, as well as the gain on the sale of the 111 Southchase Boulevard property owned by one of our unconsolidated joint ventures. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Income from continuing operations per share on a fully diluted basis was $0.12 for the six months ended June 30, 2006 and 2007. We expect to realize a full 90 days of the benefits of the Internalization transaction during third quarter 2007, and absent any significant additional dispositions, changes to our tenant base, credit quality of our tenants, or weighted-average common shares outstanding, we would expect income from continuing operations to stabilize over the remainder of calendar year 2007.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $5.9 million and $21.5 million for the six months ended June 30, 2006 and 2007, respectively. These amounts consist of operations in 2006 from five of our properties, the IRS Daycare Building, the Northrop Grumman Building, the Frank Russell Building, the Citigroup Fort Mill Building and the Videojet Technology Building, whereas 2007 operations consist of operations from two of our properties, the Citigroup Fort Mill Building and the Videojet Technology Building. Income from discontinued operations for the six months ended June 30, 2007 includes the gain on the sale of the Citigroup Fort Mill Building and the Videojet Technology Building, which were both sold in March 2007. The net proceeds from these sales were used to retire the mortgage note secured by the 1075 West Entrance Building and a portion of borrowings outstanding under our lines of credit. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Funds From Operations (“FFO”)

FFO is a non-GAAP financial measure and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO is a beneficial indicator of the performance of an equity REIT. Specifically, FFO calculations may be helpful to investors as a starting point in measuring our operating performance because they exclude factors that do not relate to, or are not indicative of, our operating performance, such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trust (“NAREIT”) definition, which defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after the same adjustments for unconsolidated partnerships and joint ventures. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses or certain other noncash charges to earnings. Reconciliations of net income to FFO are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$28,196	$28,394	$78,323	$59,741
Add:
Depreciation of real assets – wholly owned properties	23,488	23,033	47,200	46,321
Depreciation of real assets — unconsolidated partnerships	359	360	725	719
Amortization of lease-related costs — wholly owned properties	17,443	17,517	34,691	34,831
Amortization of lease-related costs — unconsolidated partnerships	294	286	590	535
Subtract:
Gain on sale of properties — wholly owned	(17)	(1,184)	(20,670)	(1,184)
Gain on sale of properties — unconsolidated partnerships	(1,123)	—	(1,130)	—

FFO	$68,640	$68,406	$139,729	$140,963

Weighted-average shares outstanding – basic	480,921	461,064	473,629	462,519

Weighted-average shares outstanding – diluted	480,983	461,064	473,660	462,519

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

Noncash Items Included in Net Income:

•

In accordance with GAAP, we recognized straight-line rental revenues and adjustments to straight-line receivables as a result of lease terminations of approximately $2.7 million and $3.3 million during the three months ended June 30, 2007 and 2006, respectively, and approximately $2.2 million and $6.5 million for the six months ended June 30, 2007 and 2006, respectively.

•

The amortization of deferred financing costs totaled approximately $0.5 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $1.0 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively. Additionally, the loss on extinguishment of debt in the accompanying consolidated statements of income totaled $0 for both the three months ended June 30, 2007 and 2006, and approximately $0.1 million and $0 for the six months ended June 30, 2007 and 2006, respectively.

•

The amortization of above-market and below-market in-place leases recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.5 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively.

•

The noncash portion of compensation expense related to shares issued under the 2007 Omnibus Incentive Plan recorded as general and administrative expense in the accompanying consolidated statements of income totaled approximately $2.1 million for the three months ended June 30, 2007.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. In April 2007, we created Wells REIT Sub, Inc. (“Wells REIT Sub”), a wholly owned subsidiary of Wells REIT. We have elected to treat Wells REIT Sub as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. Except for holding 20,000 limited partnership units in Wells OP, our operating partnership, Wells REIT Sub had no operations for the six months ended June 30, 2007.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no material impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at June 30, 2007.

Goodwill

We account for our goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. We test the carrying value of our goodwill for impairment on an annual basis. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss may be recognized when the carrying amount of the acquired net assets exceeds the estimated fair value of those assets.

Related-Party Transactions and Agreements

We have historically entered into agreements with our former advisors, Wells Capital and Wells Management, and their affiliates, whereby we paid certain fees and reimbursements to these entities, for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. These costs will no longer be incurred as a result of becoming self-managed. We will still incur certain fees for transitional and support services and property management services for certain properties provided by these entities for some time in the future, however as these entities no longer have an ownership interest in us, they will no longer be considered related parties. See Note 8 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 9 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements;

•	Assertion of Legal Action; and

•	Other Legal Matters.

Subsequent Events

See Note 12 of our accompanying consolidated financial statements for details.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values of our financial instruments depend upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with our lines of credit borrowings and forecasted fixed-rate debt issuances, including refinancing of existing fixed-rate debt. As a result of our line of credit, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily by maintaining a moderate level of floating-rate debt. Currently, substantially all of our debt is based on fixed interest rates in order to hedge against an anticipated rising interest rate environment.

All of our debt was entered into for other than trading purposes, and the fair value of our debt materially approximates its carrying amount.

As of June 30, 2007, a significant majority of our outstanding debt is subject to fixed interest rates. Our total outstanding debt, including mortgage debt and draws under our line of credit mentioned below, have an average interest rate of approximately 5.16% per annum with expirations ranging from 2007 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of June 30, 2007, the draws outstanding under our $48.3 Million Secured Line of Credit and our $50.0 Million Secured Line of Credit are based on variable interest rates. As of June 30, 2007, the amounts outstanding under the lines of credit are $21.5 million and $0, respectively, and both facilities have a stated variable interest rate of LIBOR plus 1.5% per annum (6.82% at June 30, 2007.) To the extent that we borrow funds in the future under these existing or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 12, 2007, a stockholder filed a purported class action and derivative complaint, Washtenaw County Employees Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, our previous advisors (Wells Real Estate Funds, Inc., Wells Capital, Inc., Wells Management, Wells Advisory Services I, LLC, Wells Real Estate Advisory Services, Inc., and Wells Government Services, Inc.), and our officers and directors prior to the closing of the Internalization transaction. The complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the proxy statement filed with the Securities and Exchange Commission on February 26, 2007.

The complaint alleges, among other things, (i) that the consideration to be paid as part of the Internalization is excessive; (ii) violations of Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, based upon allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that our board of directors and our current and previous advisors breached their fiduciary duties to the class and to us; and (iv) that the proposed Internalization will unjustly enrich certain of our directors and officers.

The complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) to nullify any stockholder approvals obtained during the proxy process; (v) to nullify the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of our strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

We believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible for us to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

On April 9, 2007, the court denied the plaintiff’s motion for an order enjoining the Internalization transaction. On April 17, 2007, the court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007 (Case No. 1:07-cv-00862-CAP). On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel.

On June 27, 2007, the plaintiff filed an amended complaint, which contains the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of one of our officers as an individual defendant. The defendants have until August 13, 2007 to move to dismiss, answer, or otherwise respond to the amended complaint.

On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery, which the plaintiff intended to use to support an anticipated motion that would seek (i) relief from the April 9, 2007 court order, (ii) to void the vote ratifying the Internalization transaction, and (iii) to preliminarily enjoin us from listing our shares on a national exchange.

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. Except for the litigation disclosed above, we are not currently involved in any litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any other such litigation threatened against us during the quarter ended June 30, 2007 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

We are and may continue to be subject to litigation, which could have a material adverse effect on our financial condition.

We and certain of our officers and directors are defendants in a putative class action and stockholder derivative complaint. In addition, we currently are, and are likely to continue to be, subject to litigation, including claims relating to our operations, offerings, unrecognized preacquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that arise in the future. Resolution of these types of matters against us may result in us having to pay significant fines or settlements, which, if uninsured, or if the fines and settlements exceed insured levels, would adversely impact our earnings and cash flows thereby impacting our ability to service debt, and make quarterly distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

Refer to Note 9 of our accompanying consolidated financial statements for additional information.

There have been no other known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Except as previously disclosed on Form 8-K dated April 20, 2007, there were no unregistered sales of equity securities during the second quarter of 2007.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(b)

There were no defaults with respect to any of our indebtedness during the second quarter of 2007. In addition, we complied with all debt covenants under our existing indebtedness, with the exception of a covenant associated with our $50.0 Million Secured Line of Credit pertaining to minimum debt service coverage, for which we obtained a waiver from the lender dated May 7, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On April 11, 2007, we held a special meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)	Not applicable.

(c)	Our stockholders voted on the following items:

1)	the internalization of our Advisor companies with and into Wells REIT (the “Internalization Proposal”);

2)

approving an amendment and restatement of Wells REIT’s articles of incorporation in order to modify certain provisions to reflect that Wells REIT has become self-advised (the “Pre-Listing Charter Amendment Proposal”);

3)

approving a further amendment and restatement of Wells REIT’s articles of incorporation to modify certain provisions to conform more closely to the charters of other real estate investment trusts whose securities are listed and publicly traded (the “Post-Listing Charter Amendment Proposal”); and

4)	approving Wells REIT’s 2007 Omnibus Incentive Plan (the “Incentive Plan Proposal”).

The above matters were approved by our stockholders at the special meeting by the casting of the following votes:

Name	Votes For	Percentage	Votes Against	Percentage	Votes Withheld	Percentage
Internalization Proposal	274,867,827	95%	7,928,163	3%	7,422,920	3%
Pre-Listing Charter Amendment Proposal	274,693,315	95%	7,363,751	3%	8,346,309	3%
Post-Listing Charter Amendment Proposal	273,505,103	94%	8,194,124	3%	8,704,148	3%
Incentive Plan Proposal	262,470,841	90%	17,556,271	6%	10,376,263	4%

(d)	Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST, INC. (Registrant)

Dated: August 6, 2007	By:	/s/ Robert E. Bowers
Robert E. Bowers Chief Financial Officer and Executive Vice President

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

Exhibit Number	Description of Document
*3.1	Second Articles of Amendment and Restatement of Wells Real Estate Investment Trust. Inc. (Exhibit 3.1 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

3.2	Amendment No. 3 to Bylaws of Wells Real Estate Investment Trust, Inc. dated July 2, 2007.

*10.72	Escrow Agreement (Exhibit 99.1 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.73	Pledge and Security Agreement (Exhibit 99.2 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.74	Transition Services Agreement (Exhibit 99.3 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.75	Support Services Agreement (Exhibit 99.4 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.76	Registration Rights Agreement (Exhibit 99.5 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.77	Headquarters Sublease (Exhibit 99.6 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.78	2007 Omnibus Incentive Plan of Wells Real Estate Investment Trust, Inc.( Exhibit 99.7 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.79

Amendment to Agreement of Limited Partnership of Wells Operating Partnership, L.P., as Amended and Restated as of January 1, 2000 (Exhibit 99.8 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.80	Employee Agreement with Robert E. Bowers (Exhibit 99.9 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

*10.81	Master Property Management, Leasing, and Construction Management Agreement (Exhibit 99.10 to Form 8-K, Commission File No. 000-25739, filed on April 20, 2007)

10.82	Form of Employee Deferred Stock Award Agreement issued on May 18, 2007.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.