Form 10-Q
period 2007-09-30
Piedmont Office Realty Trust, Inc.
filed 2007-11-14
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                  to

Commission file number 0-25739

PIEDMONT OFFICE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-2328421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway

Ste. 500

Norcross, Georgia 30092

(Address of principal executive offices)

(Zip Code)

(770) 325-3700

(Registrant’s telephone number, including area code)

Wells Real Estate Investment Trust, Inc.

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of October 31, 2007: 492,566,961 shares

FORM 10-Q

PIEDMONT OFFICE REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Piedmont Office Realty Trust, Inc. (“Piedmont”), formerly known as Wells Real Estate Investment Trust, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2006. Piedmont’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) September 30, 2007	December 31, 2006
Assets:
Real estate assets, at cost:
Land	$634,681	$638,733
Buildings and improvements, less accumulated depreciation of $451,772 and $395,110 as of September 30, 2007 and December 31, 2006, respectively	3,025,292	3,114,171
Intangible lease assets, less accumulated amortization of $162,337 and $142,977 as of September 30, 2007 and December 31, 2006, respectively	191,668	223,085
Construction in progress	35,321	28,032

Total real estate assets	3,886,962	4,004,021
Investments in unconsolidated joint ventures	52,542	56,789
Cash and cash equivalents	58,847	44,131
Tenant receivables, net of allowance for doubtful accounts of $2,200 and $1,678 as of September 30, 2007 and December 31, 2006, respectively	120,372	107,243
Due from unconsolidated joint ventures	1,112	1,230
Prepaid expenses and other assets	26,215	22,423
Goodwill	180,117	—
Deferred financing costs, less accumulated amortization of $5,726 and $6,885 as of September 30, 2007 and December 31, 2006, respectively	9,926	9,485
Deferred lease costs, less accumulated amortization of $95,981 and $77,695 as of September 30, 2007 and December 31, 2006, respectively	201,030	205,368

Total assets	$4,537,123	$4,450,690

Liabilities:
Lines of credit and notes payable	$1,188,197	$1,243,203
Accounts payable, accrued expenses, and accrued capital expenditures	108,731	92,023
Due to affiliates	—	1,232
Deferred income	24,014	24,117
Intangible lease liabilities, less accumulated amortization of $49,324 and $42,738 as of September 30, 2007 and December 31, 2006, respectively	87,933	97,239

Total liabilities	1,408,875	1,457,814
Commitments and Contingencies	—	—
Minority Interest	6,372	6,050
Redeemable Common Stock	196,275	136,129
Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 492,565,335 shares issued and outstanding at September 30, 2007; and 465,880,274 shares issued and outstanding at December 31, 2006	4,925	4,659
Additional paid-in capital	3,597,156	3,358,933
Cumulative distributions in excess of earnings	(480,205)	(376,766)
Redeemable common stock	(196,275)	(136,129)

Total stockholders’ equity	2,925,601	2,850,697

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,537,123	$4,450,690

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$110,982	$109,037	$333,094	$324,558
Tenant reimbursements	37,815	34,171	108,555	97,462
Property management fee revenue	682	—	1,111	—
Gain on sale of real estate assets	—	—	50	—
Other rental income	382	8,439	1,429	9,784

	149,861	151,647	444,239	431,804
Expenses:
Property operating costs	55,678	50,327	160,722	145,960
Asset and property management fees:
Related party	—	6,158	8,452	18,028
Other	489	1,202	3,632	3,945
Depreciation	24,026	22,724	70,915	67,163
Amortization	17,531	18,918	52,181	53,020
General and administrative	8,402	5,491	21,245	15,190
Casualty and impairment losses on real estate assets	—	—	—	100

	106,126	104,820	317,147	303,406

Real estate operating income	43,735	46,827	127,092	128,398
Other income (expense):
Interest expense	(15,616)	(15,582)	(47,282)	(45,121)
Interest and other income	806	949	3,657	1,930
Equity in income of unconsolidated joint ventures	485	461	3,168	1,623
Loss on extinguishment of debt	(104)	—	(164)	—

	(14,429)	(14,172)	(40,621)	(41,568)

Income from continuing operations before minority interest	29,306	32,655	86,471	86,830
Minority interest in earnings of consolidated entities	(163)	(158)	(530)	(492)

Income from continuing operations	29,143	32,497	85,941	86,338
Discontinued operations:
Operating income	6	2,317	861	7,033
Gain on sale of real estate assets	10	13,434	20,680	14,618

Income from discontinued operations	16	15,751	21,541	21,651

Net income	$29,159	$48,248	$107,482	$107,989

Per share information – basic:
Income from continuing operations	$0.06	$0.07	$0.18	$0.19
Income from discontinued operations	$—	$0.03	$0.04	$0.04

Net income available to common stockholders	$0.06	$0.10	$0.22	$0.23

Per share information – diluted:
Income from continuing operations	$0.06	$0.07	$0.18	$0.19
Income from discontinued operations	$—	$0.03	$0.04	$0.04

Net income available to common stockholders	$0.06	$0.10	$0.22	$0.23

Weighted-average common shares outstanding – basic	488,623,792	459,656,041	478,682,376	461,554,301

Weighted-average common shares outstanding – diluted	488,831,780	459,656,041	478,785,990	461,554,301

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	469,423	$4,694	$3,391,998	$(240,530)	$(167,015)	$2,989,147
Issuance of common stock	18,097	181	151,471	—	—	151,652
Redemptions of common stock	(21,640)	(216)	(181,126)	—	—	(181,342)
Redeemable common stock	—	—	—	—	30,886	30,886
Dividends ($0.5868 per share)	—	—	—	(269,560)	—	(269,560)
Commissions and discounts on stock sales	—	—	(3,363)	—	—	(3,363)
Other offering costs	—	—	(47)	—	—	(47)
Net income	—	—	—	133,324	—	133,324

Balance, December 31, 2006	465,880	4,659	3,358,933	(376,766)	(136,129)	2,850,697
Issuance of common stock	32,769	327	274,279	—	—	274,606
Redemptions of common stock	(6,263)	(63)	(52,423)	—	—	(52,486)
Redeemable common stock	—	—	—	—	(60,146)	(60,146)
Dividends ($0.4401 per share)	—	—	—	(210,921)	—	(210,921)
Premium on stock sales	—	—	13,778	—	—	13,778
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	179	2	2,617	—	—	2,619
Other offering costs	—	—	(28)	—	—	(28)
Net income	—	—	—	107,482	—	107,482

Balance, September 30, 2007	492,565	$4,925	$3,597,156	$(480,205)	$(196,275)	$2,925,601

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Nine months ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$107,482	$107,989
Operating distributions received from unconsolidated joint ventures	3,866	3,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,226	69,632
Other amortization	52,474	52,850
Casualty and impairment loss	—	100
Amortization of deferred financing costs and fair market value adjustments on notes payable	911	906
Stock-based compensation expense	2,931	—
Loss on extinguishment of debt	164	—
Equity in income of unconsolidated joint ventures	(3,168)	(1,623)
Minority interest in earnings of consolidated entities	530	492
Gain on sale of real estate assets	(20,730)	(14,618)
Changes in assets and liabilities:
Increase in tenant receivables, net	(13,731)	(11,441)
Increase in prepaid expenses and other assets	(11,684)	(11,438)
Increase in accounts payable, accrued expenses, and accrued capital expenditures	18,913	7,094
Decrease in due to affiliates	(1,232)	(2,056)
Decrease in deferred income	(103)	(849)

Net cash provided by operating activities	207,849	200,512
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(45,896)	(169,343)
Proceeds from master leases	—	963
Cash acquired upon internalization acquisition	1,212	—
Investment in internalization costs — goodwill	(4,623)	—
Net sale proceeds from wholly owned properties	75,492	48,302
Net sale proceeds received from unconsolidated joint ventures	4,281	—
Investments in unconsolidated joint ventures	(613)	(284)
Acquisition and advisory fees paid	—	(2,485)
Deferred lease costs paid	(15,067)	(20,691)

Net cash provided by (used in) investing activities	14,786	(143,538)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,915)	(944)
Proceeds from lines of credit and notes payable	111,450	470,360
Repayments of lines of credit and notes payable	(164,441)	(271,698)
Prepayment penalty on extinguishment of debt	(1,617)	—
Issuance of common stock	112,603	112,796
Redemptions of common stock	(53,042)	(173,593)
Dividends paid	(210,929)	(201,856)
Commissions on stock sales	—	(3,700)
Other offering costs paid	(28)	(44)

Net cash (used in) provided by financing activities	(207,919)	(68,679)
Net increase (decrease) in cash and cash equivalents	14,716	(11,705)
Cash and cash equivalents, beginning of period	44,131	48,973

Cash and cash equivalents, end of period	$58,847	$37,268

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

1.	Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”), formerly known as Wells Real Estate Investment Trust, Inc., is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P., a Delaware limited partnership. Piedmont is the sole general partner and possesses full legal control and authority over the operations of Piedmont OP. On April 16, 2007, Piedmont consummated a transaction to internalize the functions of Piedmont’s advisor companies and became a self-managed entity (the “Internalization”). As a result of the Internalization transaction, on April 16, 2007, Wells Capital, Inc. (“Wells Capital”) withdrew as a limited partner from Piedmont OP, and a wholly owned corporate subsidiary of Piedmont was admitted as the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by its former advisor, and through certain joint ventures with other third parties. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries, and consolidated joint ventures.

As of September 30, 2007, Piedmont owned interests in 82 buildings, either directly or through joint ventures, comprising approximately 21.0 million square feet of commercial office and industrial space, located in 23 states and the District of Columbia. As of September 30, 2007, these properties were approximately 94% leased.

Since its inception, Piedmont has completed four public offerings of common stock for sale at $10 per share. Combined with Piedmont’s dividend reinvestment plan (the “DRP”), such offerings have provided approximately $5.5 billion in total offering proceeds. From these proceeds, Piedmont has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses; (2) approximately $464.0 million in commissions on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, Piedmont has used approximately $627.1 million to redeem shares pursuant to Piedmont’s share redemption program, and to repurchase shares as a result of a legal settlement in one instance. The remaining net offering proceeds of approximately $4.2 billion were invested in real estate, and Piedmont’s fourth public offering closed on July 25, 2004.

Piedmont registered an additional 100 million shares of common stock with the Securities and Exchange Commission (the “SEC”) for issuance pursuant to its DRP under a Registration Statement on Form S-3 (Commission File No. 333-114212), which became effective on April 5, 2004. Additionally, Piedmont registered 14.0 million shares of common stock with the SEC for issuance under its 2007 Omnibus Incentive Plan under a Registration Statement on Form S-8 (Commission File No. 333-142448), which became effective on April 30, 2007.

Piedmont’s stock is not listed on a national exchange. However, Piedmont’s charter requires Piedmont to begin the process of liquidating its investments and distributing the resulting proceeds to the stockholders if its common stock is not listed on a national securities exchange or over-the-counter market by January 30, 2008 (the “Liquidation Date”). This provision of Piedmont’s charter can only be amended by a vote of Piedmont’s stockholders. In connection with Piedmont’s 2007 annual meeting of stockholders, Piedmont has prepared proxy materials for this annual meeting on December 13, 2007, which include a proposal to extend the Liquidation Date to July 30, 2009, and in the board of directors’ discretion, to extend further the Liquidation Date to January 30, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full-year’s results. Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont OP, and certain entities in which Piedmont or Piedmont OP has a controlling financial interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2006.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid taxes, insurance and operating costs, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, earnest money paid in connection with future acquisitions, and costs incurred related to a potential offering of shares. Prepaid expenses and other assets will be expensed as utilized or reclassified to other asset or equity accounts upon being put into service in future periods. Balances without a future economic benefit are written off as they are identified. As of September 30, 2007, Piedmont has approximately $2.0 million of costs incurred related to a potential offering of shares, which are classified as prepaid expenses and other assets in the accompanying consolidated balance sheet.

Goodwill

Piedmont accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Piedmont tests the carrying value of its goodwill for impairment on an annual basis. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss may be recognized when the carrying amount of the acquired net assets exceeds the estimated fair value of those assets.

Redeemable Common Stock

Subject to certain limitations, shares of Piedmont’s common stock are contingently redeemable at the option of the stockholder. Such limitations include, but are not limited to, the following: (i) Piedmont may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year during any calendar year; and (ii) in no event shall the aggregate amount paid for redemptions under the Piedmont share redemption program exceed the aggregate amount of proceeds received from the sale of shares pursuant to the DRP. Accordingly, pursuant to Accounting Series Release No. 268, Presentation in Financial Statements Redeemable Preferred Stock, Piedmont has recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Piedmont’s share redemption program of $196.3 million and $136.1 million as of September 30, 2007 and December 31, 2006, respectively. Further, upon being tendered for redemption by the holder, Piedmont reclassifies redeemable common shares from mezzanine equity to a liability at settlement value. As of September 30, 2007 and December 31, 2006, respectively, approximately $0.0 million and $0.8 million of shares tendered for redemption have not been redeemed, and are, therefore, included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. In anticipation of a potential liquidation event, the board of directors of Piedmont temporarily suspended its share redemption program effective April 20, 2007.

Income Taxes

Piedmont has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its adjusted REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Piedmont generally is not subject to income tax on income it distributes to stockholders. Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. SFAS 157 will be effective for Piedmont beginning January 1, 2008. Piedmont is currently assessing the provisions and evaluating the financial statement impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for Piedmont beginning January 1, 2008, with early adoption permitted provided Piedmont also elects to apply the provisions of SFAS 157. Piedmont is currently assessing the provisions and evaluating the financial statement impact of SFAS 159 on its consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. The effective date of SOP 07-1 has been deferred indefinitely by the FASB. Piedmont will continue to assess the provisions and evaluate the financial statement impact of SOP 07-1 on its consolidated financial statements.

3.	Internalization Transaction

On April 16, 2007, Piedmont closed the Internalization transaction. In connection with the closing, Piedmont acquired all of the outstanding shares of the capital stock of Wells Real Estate Advisory Services, Inc. (“WREAS”) and Wells Government Services, Inc. (“WGS”) by merging such entities with and into two wholly owned limited liability companies, WRT Acquisition Company, LLC (“WRT Acquisition”) and WGS Acquisition Company, LLC (“WGS Acquisition”) for total consideration of $175 million, comprised entirely of 19,546,302 shares of Piedmont’s common stock, which constituted approximately 4.0% of Piedmont’s outstanding common stock as of September 30, 2007. For purposes of determining the amount of consideration paid, the parties to the transaction agreed to value the shares of Piedmont’s common stock at a per share price of $8.9531. The purchase price included, among other things, certain net assets of Piedmont’s former advisor, as well as the termination of Piedmont’s obligation to pay certain fees required pursuant to the terms of the in-place agreements with the advisor including, but not limited to, disposition fees, listing fees, and incentive fees. See Note 7 below for more detail.

In addition, in connection with the transaction, Wells Capital exchanged the 20,000 limited partnership units it previously owned in Piedmont OP to Piedmont Office Holdings, Inc. (a newly formed, wholly owned taxable REIT subsidiary of Piedmont formerly known as Wells REIT Sub, Inc.) for 22,339 shares of Piedmont’s common stock.

For financial reporting purposes, Piedmont accounted for the Internalization transaction as a consummation of a business combination between parties with a pre-existing relationship, specifically the purchase consideration was allocated to identifiable tangible and intangible assets, with the remainder allocated to goodwill. The computation of goodwill is as follows:

September 30, 2007 (in thousands)
Piedmont shares of common stock issued as consideration (19,546,302 shares issued at $8.9531 per share)	$175,000
Assets acquired related to acquisition of former advisor companies	(1,409)
Liabilities assumed related to acquisition of former advisor companies	1,264

Subtotal	174,855
Acquisition costs and fees	5,262

Goodwill	$180,117

Piedmont believes that the acquisition of the outstanding shares of the capital stock of WREAS and WGS by merging such entities with and into two wholly owned limited liability companies, WRT Acquisition and WGS Acquisition, will qualify as a tax free reorganization under Internal Revenue Code Section 368(a)(1)(A).

4.	Dispositions of Real Estate Assets

Discontinued Operations

The results of operations for the Citigroup Fort Mill Building (sold in March 2007), the Videojet Technology Building (sold in March 2007), the Frank Russell Building (sold in December 2006), the Northrop Grumman Building (sold in July 2006), and the IRS Daycare Building (sold in April 2006) are classified as discontinued operations in the accompanying consolidated statements of income. The details comprising income from discontinued operations are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental (expense) income	$(1)	$3,411	$1,259	$10,725
Tenant reimbursements	(210)	(153)	(401)	190
Gain on sale	10	13,434	20,680	14,618

	(201)	16,692	21,538	25,533
Expenses:
Property operating costs	(230)	(11)	(396)	258
Property management fees — other	—	—	—	3
Depreciation	—	587	311	2,469
Amortization	—	346	41	1,075
General and administrative	13	19	41	77

	(217)	941	(3)	3,882

Income from discontinued operations	$16	$15,751	$21,541	$21,651

5.	Lines of Credit and Notes Payable

As of September 30, 2007 and December 31, 2006, Piedmont had lines of credit and notes payable outstanding as follows (in thousands):

Facility	Fixed-rate (F) or Variable- rate (V)	Rate	Term Debt or Interest Only	Maturity	September 30, 2007	December 31, 2006
Secured Pooled Facility	F	4.84%	Interest Only	6/7/2014	$350,000	$350,000
Aon Center Chicago Mortgage Note Aon Center Chicago Mortgage Note	F F	4.87% 5.70%	Interest Only Interest Only	5/1/2014 5/1/2014	200,000 25,000	200,000 25,000
$125.0 Million Fixed-Rate Loan	F	5.50%	Interest Only	4/1/2016	125,000	125,000
Leo Burnett Building Mortgage Note	F	5.10%	Interest Only	1/1/2014	120,000	120,000
WDC Mortgage Notes	F	4.40%	Interest Only	11/1/2007	115,167	115,167
$105.0 Million Fixed-Rate Loan	F	5.29%	Interest Only	5/11/2015	105,000	105,000
$45.0 Million Fixed-Rate Loan	F	5.20%	Interest Only	6/1/2012	45,000	45,000
$42.5 Million Fixed-Rate Loan	F	5.70%	Interest Only	10/11/2016	42,525	42,525
3100 Clarendon Boulevard Building Mortgage Note	F	6.40%	Interest Only	8/25/2008	34,048	34,502
One Brattle Square Building Mortgage Note	F	8.50%	Term Debt	3/11/2028	26,457	27,484
1075 West Entrance Building Mortgage Note	F	8.20%	Term Debt	1/1/2012	—	15,525
Unsecured Facility	V	5.60% (LIBOR + .475%)	Interest Only	8/31/2011	—	—
$50.0 Million Secured Line of Credit	V	6.62% (LIBOR + 1.50%)	Interest Only	6/16/2008	—	38,000
$48.3 Million Secured Line of Credit	V	6.62% (LIBOR + 1.50%)	Interest Only	12/10/2007	—	—

Total indebtedness					$1,188,197	$1,243,203

During the three months ended September 30, 2007, Piedmont had net payments of approximately $21.5 million under its lines of credit, which fully repaid all amounts outstanding under the $48.3 Million Secured Line of Credit. Piedmont made interest payments, including amounts capitalized, of approximately $15.0 million and $14.9 million for the three months ended September 30, 2007 and 2006, respectively, and $46.9 million and $43.7 million for the nine months ended September 30, 2007 and 2006, respectively.

On August 31, 2007, Piedmont OP entered into a new $500.0 million revolving variable rate unsecured credit facility (the “Unsecured Facility”) with Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., serving together as co-lead arrangers and book managers; Wachovia Bank, National Association, serving as administrative agent; JPMorgan Chase Bank, N.A., serving as syndication agent; Morgan Stanley Bank, Bank of America, N.A., and PNC Bank, National Association, each serving as documentation agents; and a syndicate of other financial institutions, serving as participants. Under the terms of the Unsecured Facility, Piedmont OP may, subject to the prior consent of the applicable lender, increase the facility by up to an additional $500 million, to an aggregate size of $1.0 billion. The term of the Unsecured Facility is four years, and Piedmont OP may extend the term for one additional year provided Piedmont OP is not then in default, and upon the payment of a 15 basis point extension fee. Piedmont OP paid customary arrangement and upfront fees to the lenders in connection with the closing of the facility of approximately $1.9 million. This new Unsecured Facility replaces Piedmont OP’s prior secured lines of credit, the $48.3 Million Secured Line of Credit, and the $50.0 Million Line of Credit, which were terminated in conjunction with the closing of the Unsecured Facility.

At the current corporate credit rating of Piedmont, Piedmont OP is required to pay participating banks, in the aggregate, an annual facility fee of 0.15% (approximately $750,000 based on the current $500 million size of the facility). The Unsecured Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”), (ii) the credit rating levels issued for Piedmont, and (iii) a maturity schedule selected by Piedmont OP. The stated interest rate spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.05% based upon the credit rating of Piedmont. The current stated interest rate spread on the Unsecured Facility is LIBOR plus 0.475%.

Under the Unsecured Facility, Piedmont is subject to certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75:1, an unencumbered leverage ratio of at least 1.60:1, a fixed charge coverage ratio of at least 1.50:1, a leverage ratio of no more than 0.60:1, and a secured debt ratio of no more than 0.40:1. As of September 30, 2007, there were no amounts outstanding on the Unsecured Facility and, accordingly, $500 million was available for borrowing under the Unsecured Facility.

6.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine months ended September 30, (in thousands)
	2007	2006
Investment in real estate funded with other assets	$—	$5,000

Acquisition of Piedmont’s former advisor in exchange for common stock	$175,000	$—

Transfer of common stock to Piedmont’s former advisor in exchange for partnership units	$200	$—

Investment in goodwill funded with other assets	$1,504	$—

Accrued goodwill costs	$65	$—

Liabilities assumed upon acquisition of Piedmont’s former advisor	$1,264	$—

Liabilities assumed at property acquisition	$667	$1,158

Prepaid and other assets assumed upon acquisition of properties	$—	$74

Acquisition and advisory fees due to affiliate	$—	$1,328

Accrued capital expenditures and deferred lease costs	$3,571	$12,589

Discounts applied to issuance of common stock	$13,197	$957

Discounts reduced as a result of redemptions of common stock	$269	$1,582

Redeemable common stock	$(60,146)	$(62,302)

7.	Related-Party Transactions

During the nine months ended September 30, 2007 and 2006, specifically for the period from January 1, 2006 through the closing of the Internalization transaction on April 16, 2007, Piedmont was a party to and incurred expenses under the following agreements with Piedmont’s former advisor and its affiliates:

Asset Advisory Agreement – Agreement to serve as Piedmont’s investment and financial advisor; manage the day-to-day operations of Piedmont; formulate and implement strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and provide certain accounting, compliance, and other administrative services for Piedmont.

The fees for these services were payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties owned directly, plus Piedmont’s interest in properties held through joint ventures. This fee was reduced by (i) tenant-reimbursed property management fees paid to the former advisor, and (ii) in the event that the former advisor retained an independent third-party property manager to manage one or more properties currently managed by the former advisor, the amount of property management fees paid to such third-party property managers.

Acquisition Advisory Agreement – Agreement to provide capital-raising functions; the investigation, selection, and acquisition of properties; and certain transfer agent and stockholder communication functions for a fee equal to 3.5% of aggregate gross proceeds raised from the sale of shares under Piedmont’s DRP Program. Such fees were eliminated on shares sold under the DRP beginning in September 2006; thus, no such fees were incurred during the three or nine months ended September 30, 2007.

Property Management Agreement – Agreement to manage, coordinate the leasing of, and manage construction activities related to certain properties of Piedmont. Property management fees were generally based on the gross monthly income of the property. Additional fees applied for leasing and construction management services.

Under each of the above agreements, Piedmont was required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who were directly engaged in providing services for or on behalf of Piedmont. Under these agreements, reimbursements for such employee-related expenses could not exceed $8.2 million in aggregate during any fiscal year. Piedmont also was responsible for reimbursing each service provider for non-salary administrative reimbursements. Each of these reimbursements is included in general and administrative expenses in the accompanying consolidated statements of income.

Pursuant to the terms of the agreements described above, Piedmont incurred the following related-party costs for the three months and nine months ended September 30, 2007, and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Acquisition and advisory fees(1)	$—	$—	$—	$1,328
Asset and property management fees	$—	$6,158	$8,452	$18,028
Administrative reimbursements(2)	$—	$2,148	$3,049	$6,177
Commissions and dealer-manager fees(3)(4)	$—	$—	$—	$3,700

(1)	Acquisition and advisory fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon acquisition.

(2)

Pursuant to the respective lease agreements, tenants reimbursed approximately $0 and $218,000 of these charges to Piedmont for the three months ended September 30, 2007 and 2006, respectively; and approximately $795,000 and $580,000 for the nine months ended September 30, 2007 and 2006, respectively.

(3)	Commissions and dealer-manager fees were charged against stockholders’ equity as incurred.

(4)	Substantially all commissions were re-allowed to participating broker dealers during 2006.

Agreements with Former Advisor Companies Post Internalization

Upon closing the Internalization transaction on April 16, 2007, Piedmont acquired certain affiliates of its former advisor, and as such, is no longer subject to the fees associated with the above agreements. However, Piedmont’s former property manager, Wells Management Company, Inc. (“Wells Management”), an affiliate of Piedmont’s former advisor, will continue to provide property management services for approximately 17 properties (as of September 30, 2007), located in geographic areas where Piedmont does not currently have a regional property management office. As such, on April 16, 2007, Piedmont entered into a new Master Property Management Leasing and Construction Management Agreement with Wells Management. Piedmont anticipates that Wells Management will only provide property management services for these properties, and the fees for the management of these properties will be market-based property management fees generally based on gross monthly revenue of the property. The property management agreement with Wells Management is effective as of April 1, 2007, has a one-year term, and automatically renews unless either party gives notice of its intent not to renew. In addition, either party may terminate the agreement upon 60 days’ written notice.

Additionally, on April 16, 2007, Piedmont entered into master property management agreements with certain other real estate programs sponsored by its former advisor, whereby a subsidiary of Piedmont provides property management services for properties owned by those programs. Piedmont will only provide property management services for these properties, and the fees for the management of these properties will be market-based property management fees generally based on gross monthly revenue of the property. As of September 30, 2007, Piedmont manages 22 such properties owned by other entities sponsored by Piedmont’s former advisor. These property management agreements are effective as of April 16, 2007, have a one-year term, and automatically renew unless either party gives notice of its intent not to renew. In addition, either party may terminate the agreements upon 60 days’ written notice.

In connection with the closing of the Internalization transaction on April 16, 2007, Piedmont executed a Transition Services Agreement, Headquarters Sublease Agreement, and a Support Services Agreement with its former advisor to provide certain services.

The details of the three agreements are as follows:

Transition Services Agreement:

Piedmont entered into the Transition Services Agreement with its former advisor, which provides Piedmont with certain transitional services that consist primarily of services Piedmont believes it will need to continue to obtain from its former advisor at least until a potential listing of its shares on a national exchange occurs (a “Listing”), including primarily investor relations support services, transfer agent-related services, and investor communication support. The initial term of the agreement began on April 16, 2007, continues for the lesser of one year or the period 90 days after a Listing, and is renewable by Piedmont for an additional one-year period. Thereafter, the agreement is automatically renewed for successive 180 day periods unless otherwise terminated. This agreement may be terminated by Piedmont in the event of an uncured material default by its former advisor upon 30 days’ prior written notice. Piedmont’s former advisor may terminate the agreement, as to the entire agreement or with respect to any service, upon the occurrence of an uncured failure to pay for services. Fees incurred under this agreement for the three and nine months ended September 30, 2007 were approximately $0.5 million and $1.0 million, respectively.

Headquarters Sublease Agreement:

Piedmont entered into the Headquarters Sublease Agreement with its former advisor, which provides Piedmont with approximately 13,000 square feet of office space in the office building located at 6200 The Corners Parkway in Norcross, Georgia, together with furniture, fixtures, and equipment. The initial term of the agreement began on April 16, 2007 and continues for a two year period. Piedmont may renew the agreement for up to two additional two-year periods by providing its former advisor with 180 days’ written notice prior to the end of the current term. This agreement may be terminated at any time upon 180 days’ prior written notice, in which case Piedmont must pay a termination fee equal to one-half of the rent for the balance of the then-current term. Fees incurred under this agreement for the three and nine months ended September 30, 2007 were approximately $77,000 and $141,000, respectively.

Support Services Agreement:

Piedmont entered into the Support Services Agreement with its former advisor which provides Piedmont with certain support services, including human resources services and information technology services. The initial term of the agreement began on April 16, 2007, and continues for a two-year period. Piedmont has the right to renew the agreement for an additional two-year period. Thereafter, this agreement automatically renews for successive one-year periods unless otherwise terminated. Fees incurred under this agreement for the three and nine months ended September 30, 2007 were approximately $0.2 million and $0.4 million, respectively. Effective July 2007, Piedmont exercised its partial termination option for human resources services, which represented approximately $43,000 of the annual fees due under this agreement.

8.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under lease amendments executed during 2006 with Leo Burnett and Winston & Strawn, LLP, the principal tenants at the 35 W. Wacker Building, Piedmont is obligated to fund certain additional tenant improvements, leasing commissions, and building improvements of which approximately $52.9 million remains as of September 30, 2007.

Assertion of Legal Action

Washtenaw County Employees Retirement System v. Wells Real Estate Investment Trust, Inc., et al. (currently under a motion to dismiss)

On March 12, 2007, a stockholder filed a purported class action and derivative complaint in the United States District Court for the District of Maryland against, among others, Piedmont, Piedmont’s previous advisors (Wells Real Estate Funds, Inc., Wells Capital, Wells Management, Wells Advisory Services I, LLC, Wells Real Estate Advisory Services, Inc., and Wells Government Services, Inc.), and the officers and directors of Piedmont prior to the closing of the Internalization transaction. The complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the proxy statement filed with the SEC on February 26, 2007.

The complaint alleges, among other things, (i) that the consideration to be paid as part of the Internalization is excessive; (ii) violations of Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Exchange Act, based upon allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that the board of directors and the current and previous advisors breached their fiduciary duties to the class and to Piedmont; and (iv) that the proposed Internalization will unjustly enrich certain directors and officers of Piedmont.

The complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) to nullify any stockholder approvals obtained during the proxy process; (v) to nullify the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Piedmont’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

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

On June 27, 2007, the plaintiff filed an amended complaint, which contains the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of a Piedmont officer as an individual defendant.

On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery, which the plaintiff intended to use to support an anticipated motion that would seek (i) relief from the April 9, 2007 court order, (ii) to void the vote ratifying the Internalization transaction, and (iii) to preliminarily enjoin Piedmont from listing its shares on a national exchange.

On August 13, 2007, the defendants moved to dismiss the lawsuit. The motion has been fully briefed and awaits decision by the court.

Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

Washtenaw County Employees Retirement System v. Piedmont Office Realty Trust, Inc., et al.

On October 25, 2007, the same stockholder previously mentioned filed a second purported class action in the United States District Court for the Northern District of Georgia against Piedmont and its board of directors. The complaint attempts to assert class action claims on behalf of (i) those persons who were entitled to tender their shares pursuant to the tender offer filed with the SEC by Lex-Win Acquisition LLC on May 25, 2007, and (ii) all persons who are entitled to vote on the proxy statement filed with the SEC on October 16, 2007.

The complaint alleges, among other things, violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. In addition, the complaint alleges that defendants have also breached their fiduciary duties owed to the proposed classes. As of the date of this filing, Piedmont has not yet been served with the complaint in this action and the time for responding to the complaint has not yet passed. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

Donald and Donna Goldstein, Derivatively on behalf of Nominal Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al. (currently under a motion to dismiss).

On August 24, 2007, a stockholder of Piedmont filed a putative shareholder derivative complaint in the Superior Court of Fulton County, State of Georgia, on behalf of Piedmont against, among others, one of Piedmont’s previous advisors, Wells Capital, Inc., and a number of Piedmont’s current and former officers and directors.

The complaint alleges, among other things, (i) that the consideration paid as part of the Internalization of Piedmont’s previous advisors was excessive; (ii) that the defendants breached their fiduciary duties to Piedmont; and (iii) that the Internalization transaction unjustly enriched the defendants.

The complaint seeks, among other things, (i) a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont; (ii) monetary damages equal to the amount by which Piedmont has been damaged by the defendants; (iii) an order awarding Piedmont restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; (iv) an order directing the defendants to respond in good faith to offers which are in the best interest of Piedmont and its shareholders and to establish a committee of independent directors or an independent third party to evaluate strategic alternatives and potential offers for Piedmont, and to take steps to maximize Piedmont’s and the shareholders’ value; (v) an order directing the defendants to disclose all material information to Piedmont’s shareholders with respect to the Internalization transaction and all offers to purchase Piedmont and to adopt and implement a procedure or process to obtain the highest possible price for the shareholders; (vi) an order rescinding, to the extent already implemented, the Internalization transaction; (vii) the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct; and (viii) an award to the plaintiff of costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

On October 24, 2007, the court entered an order staying discovery until further order of the court. On October 26, 2007, the lawsuit was transferred to the Business Case Division of the Fulton County Superior Court. On October 31, 2007, Piedmont moved to dismiss this lawsuit.

Piedmont believes that the allegations contained in the derivative complaint above are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

Ashner Family Evergreen Foundation Demand Letter Received

On August 16, 2007, Ashner Family Evergreen Foundation made a written demand on the board of directors of Piedmont. Michael L. Ashner is the Chief Executive Officer of Lex-Win Acquisition LLC, mentioned above. The letter contains allegations similar to the allegations made in the Washtenaw County Employees Retirement System v. Wells Real Estate Investment Trust, Inc., et al. lawsuit and the Donald and Donna Goldstein, v. Leo F. Wells, III, et al. lawsuit (described above) and demands, among other things, that Piedmont’s board of directors investigate and commence legal action for remedial relief for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, and other actionable claims against a number of Piedmont’s current and former officers and directors. The Demand Review Committee of Piedmont’s board of directors reported to the full board of directors with respect to its evaluation of the demand. The board of directors concluded that, in its business judgment, the matters raised in the demand do not sufficiently set forth claims against the parties referenced; that claims grounded in the conduct cited are without merit; and that, in any event, it is not in the best interest of Piedmont that such claims be asserted or further pursued in some other fashion.

Other Legal Matters

Piedmont is from time to time a party to other legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition.

9.	Stock-Based Compensation

Restricted Stock

On May 18, 2007, pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted approximately 764,850 shares of common stock as deferred stock awards to its employees, of which 19,988 shares were surrendered immediately to satisfy required minimum tax withholding obligations. Of the net shares granted, 171,227 shares (or 25%) vested immediately and the remaining shares, adjusted for any forfeitures, will vest ratably over the next three years. Piedmont estimated the fair value of the awards on the date of grant based on an assumed share price of $10.00 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. As of September 30, 2007, 568,835 shares remained unvested.

During the three and nine months ended September 30, 2007, Piedmont recognized approximately $0.7 million and $3.0 million, respectively, of compensation expense, of which $0.7 million and $1.1 million, respectively, related to the nonvested shares. As of September 30, 2007, approximately $3.3 million of unrecognized compensation cost related to nonvested share-based compensation remained, which Piedmont will record in its statements of income over the vesting period.

Annual Independent Director Equity Awards

On August 6, 2007, the board of directors of Piedmont approved an annual equity award for each of the independent directors of $50,000 payable in the form of 5,000 shares of Piedmont’s common stock with an effective award date for the 2007 award of August 10, 2007. The independent directors were given the option to defer the receipt of their stock until a future year or years, in which case a grant of dividend equivalent rights in an amount equal to the dividends that would have been payable on the deferred shares will be made to the directors who elect to defer. During the quarter ended September 30, 2007, Piedmont recognized directors’ fees of $100,000 and $2,200 related to the equity award for two directors and dividend equivalent rights for the three directors, respectively, as a result of the above awards. As of September 30, 2007, 15,000 shares granted to independent directors in August 2007 remained deferred.

10.	Weighted-Average Common Shares

There are no adjustments to “Net income” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income (in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Weighted-average common shares – basic	488,624	478,682
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	208	104

Weighted-average common shares – diluted	488,832	478,786

11.	Subsequent Events

Property Under Contract

On October 26, 2007, Piedmont entered into an agreement to purchase 100% of the membership interests in the limited liability company which owns an eight-story office building containing approximately 186,000 rentable square feet located at 6720 Rockledge Drive, Bethesda, Maryland, for a total contract price of $69.4 million, exclusive of closing costs. In connection with the execution of the agreement, Piedmont paid a deposit of $2.5 million to an escrow agent, which will be applied at closing. On November 13, 2007, this transaction was consummated.

Declaration of Dividend for the Fourth Quarter 2007

On November 7, 2007, Piedmont’s board of directors declared dividends for the fourth quarter of 2007 in the amount of $0.1467 (14.67 cents) per share on outstanding common shares of Piedmont to all stockholders of record of such shares as shown on Piedmont’s books at the close of business on December 15, 2007. Such dividends are to be paid on such date during the month of December 2007 as the President of Piedmont may determine.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”), formerly known as Wells Real Estate Investment Trust, Inc. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Now that the acquisition of certain subsidiaries of our former advisor has closed (the “Internalization”) and we are a self-managed entity, we expect that our current financing and cash management strategy could be modified as we pursue various growth strategies in the future. On August 31, 2007, we entered into a $500.0 million unsecured revolving credit facility (“Unsecured Facility”), which is expandable up to $1.0 billion with consent of the applicable lender. As of September 30, 2007, there were no amounts outstanding on the Unsecured Facility and, accordingly, $500.0 million was available for borrowing under the Unsecured Facility. We retired our existing secured lines of credit, and intend to use our new Unsecured Facility to, among other things, pursue property acquisitions that could increase our cash flow and income producing capability, as well as fund potential share repurchases, either under our existing share redemption program or other alternative liquidity programs that our board may authorize. Expected draws under this new Unsecured Facility would increase our overall level of debt.

In the near term, we expect that our primary source of future cash flows will be cash flows generated from the operations of our properties, proceeds from our dividend reinvestment plan, distributions from our unconsolidated joint ventures, borrowings under our new Unsecured Facility, and proceeds from potential joint ventures and potential selective dispositions of properties. The amount of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, and (iii) our determination of near-term cash needs for acquisitions of new properties, capital improvements, tenant re-leasing, debt repayments, existing or future share redemptions or repurchases, and potential establishment of additional reserves for future capital improvements. However, our primary focus is to continue to maintain the quality of our portfolio. Accordingly, we may opt to lower the dividend rather than compromise that quality or accumulate significant borrowings to meet a dividend level higher than operating cash flow would support. Due to differences in the timing of cash receipts and cash payments for operations, we may periodically borrow funds on a short-term basis to pay dividends.

At September 30, 2007, our total indebtedness was approximately $1.2 billion, which consisted of fixed-rate mortgages on certain properties of approximately $838.2 million, and $350.0 million under the fixed-rate secured mortgage pool. (See Note 5 of the accompanying consolidated financial statements.)

Our common stock is not listed on a national exchange. However, our charter requires us to begin the process of liquidating our investments and distributing the resulting proceeds to our stockholders if our common stock is not listed on a national securities exchange or over-the-counter market by January 30, 2008 (the “Liquidation Date”). This provision of our charter can only be amended by a vote of our stockholders. In connection with our 2007 annual meeting of stockholders, we have prepared proxy materials for this annual meeting on December 13, 2007, which include a proposal to extend the Liquidation Date to July 30, 2009, and in the board of directors’ discretion, to extend further the Liquidation Date to January 30, 2011.

Short-Term Liquidity and Capital Resources

During the nine months ended September 30, 2007, we generated approximately $207.8 million of cash flows from operating activities, primarily from receipts of rental income less payments for property operating costs, property management fees, general and administrative expenses, and interest expense. From cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $210.9 million. During the nine months ended September 30, 2007, we used proceeds from our lines of credit, proceeds from the sale of properties, and the issuance of common stock under our dividend reinvestment plan to (i) pay off in full a $13.9 million secured note; (ii) fund capital expenditures, the purchase of the 2300 Cabot Drive Building, and deferred leasing costs of approximately $61.0 million; and (iii) redeem approximately $53.0 million of common stock pursuant to our share redemption program.

During the nine months ended September 30, 2007, we used net cash flows from financing activities of approximately $207.8 million, primarily as a result of paying dividends of approximately $210.9 million and redeeming approximately $53.0 million of common stock pursuant to our share redemption program. We had net borrowings on our lines of credit and notes payable of approximately $53.0 million, which were more than offset by the issuance of common stock under our dividend reinvestment plan. In connection with the Internalization transaction, we issued 19,546,302 shares of common stock as consideration for, among other things, the purchase of certain subsidiaries of our former advisor, as well as the termination of our obligation to pay certain fees required pursuant to the terms of the in-place agreements with our former advisor including, but not limited to, disposition fees, listing fees, and incentive fees. In addition, Wells Capital, Inc. (“Wells Capital”) exchanged its 20,000 limited partnership units of Piedmont Operating Partnership, LP, formerly known as Wells Operating Partnership, L.P., for 22,339 shares of our common stock. These new shares of our common stock will participate in future dividend distributions, thereby increasing cash flows used in financing activities.

We believe that cash on hand and tenant receivables are sufficient to cover our working capital needs, including accounts payable and accrued expenses, and accrued capital expenditures for an aggregate amount of approximately $108.7 million. We expect to use the majority of our future operating cash flows to pay dividends to stockholders and to use cash on hand and third-party borrowings to fund capital expenditures at our existing properties, as well as to acquire new properties.

Long-Term Liquidity and Capital Resources

As set forth above, in anticipation of pursuing various growth strategies, we entered into the Unsecured Facility in the amount of $500 million (expandable up to $1.0 billion with consent of the applicable lender), which will provide us long-term liquidity. In addition to borrowings under the Unsecured Facility, we expect that our sources of capital will continue to be derived from proceeds from our dividend reinvestment plan, net cash flows from property operations, the selective and strategic sale of certain properties, and the proceeds from potential joint venture activities.

We anticipate that our primary future long-term liquidity requirements will include, but not be limited to, making scheduled debt service payments, and funding renovations, expansions, and other significant capital improvements for our existing portfolio of properties, as well as the acquisition of additional properties. Over the next few years, we anticipate funding significant capital expenditures for the properties currently in our portfolio. These expenditures include specifically identified building improvement projects (including amounts set forth in the Contractual Commitments and Contingencies table below), as well as speculative amounts for tenant improvements and leasing commissions related to projected re-leasing, which are subject to change as market and tenant conditions dictate.

We currently expect to use a substantial portion of our future net cash flows generated from operations to pay dividends and fund share redemption requests upon reinstatement of the share redemption program and, therefore, expect to fund most of our future capital expenditures for the properties currently in our portfolio primarily with proceeds from our Unsecured Facility or proceeds from potential joint venture activities. Proceeds raised from the sale of selected properties also may be utilized for capital improvements or expansion at our properties, or to fund all or a portion of new property acquisitions.

While we do not believe that future cash flows provided by operations will be lower due to lower returns on properties, we cannot guarantee that future dividends will be paid at current levels. (See the Risk Factor entitled, “Our distributions to stockholders may change” in Item 1A. of Part II of this report on Form 10-Q.) Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. We believe that the diversity of our tenant base and the concentration in our portfolio of large, financially sound tenants, which include many tenants with investment-grade credit ratings and tenants that are federal government agencies, help to mitigate the risk of our tenants defaulting on their leases. However, general economic downturns, or downturns in one or more of our core markets, could adversely impact the ability of our tenants to make their lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flows, and consequently our ability to meet capital needs, could be adversely affected, thus limiting our ability to pay dividends in the future. As of September 30, 2007, we have the full $500 million of current borrowing capacity under our Unsecured Facility. This increased borrowing capacity allows us to pursue property acquisitions that could increase our cash flow and income producing capability.

Contractual Obligations

As of September 30, 2007, our contractual obligations are as follows (in thousands):

		Payments Due During the Years Ending December 31,
	Total	Remainder of 2007		2008-2009	2010-2011	Thereafter
Outstanding debt obligations(1)	$1,188,197	$115,667	(2)	$34,725	$724	$1,037,081
Operating lease obligations	64,502	141		1,126	1,259	61,976
Tenant/building improvements and lease commission obligations(3)	52,914	643		45,678	6,593	—

Total	$1,305,613	$116,451		$81,529	$8,576	$1,099,057

(1)

Amounts include principal payments only. We made interest payments of approximately $46.9 million during the nine months ended September 30, 2007 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms described herein and in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)

We have entered into a rate-lock agreement with the lender on the WDC Mortgage Notes to refinance the entire principal balance (approximately $115.2 million), with the intention of expanding the loan by approximately $25 million, for a new term of ten years, which is expected to close in the fourth quarter of 2007.

(3)	Includes contractual amounts we have agreed to pay as part of certain executed leases as of September 30, 2007. See Note 8 to our accompanying consolidated financial statements for more information.

Results of Operations

Overview

As of September 30, 2007, we owned interests in 82 buildings that were approximately 94% leased. Our income from continuing operations has not changed significantly for each period presented, primarily as a result of the stable nature of our portfolio. Absent significant changes in our debt structure or portfolio of properties, we do not expect future income from continuing operations to decrease significantly in the near-term, as the majority of our rental revenues are generated from long-term leases that do not allow for significant changes in rental payments and which do not expire in the near-term. Further, while we do not expect significant increases in future property operating costs, if such increases were to occur, the majority of our in-place leases have clauses that require the tenant to bear the economic burden of such increases.

Comparison of the three months ended September 30, 2006 versus the three months ended September 30, 2007

Continuing Operations

Rental income increased from $109.0 million for the three months ended September 30, 2006 to $111.0 million for the three months ended September 30, 2007. Substantially all of this change relates to an increase in average rental rates and to properties acquired or developed subsequent to June 30, 2006. Tenant reimbursements increased from $34.2 million for the three months ended September 30, 2006 to $37.8 million for the three months ended September 30, 2007. This increase relates to properties acquired or developed subsequent to June 30, 2006, as well as an increase in recoverable property operating costs during the three months ended September 30, 2007.

Property management fee revenue, which includes both fee revenue and salary reimbursements, was $0.7 million for the three months ended September 30, 2007, as a result of our managing of properties owned by other entities sponsored by our former advisor. We entered into the property management agreement in connection with the closing of the Internalization transaction. As such, we had no such property management fee revenue in 2006. Such income may decrease in future periods in the event that our former advisor was to make other arrangements for the management of these properties. (See Note 7 of the accompanying consolidated financial statements for a description of the terms of this agreement).

Other rental income decreased from approximately $8.4 million for the three months ended September 30, 2006 to approximately $0.4 million for the three months ended September 30, 2007. Other rental income is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for the three months ended September 30, 2006 relates mainly to consideration received as a result of leases which were terminated or restructured at the Nokia Building and the Crescent Ridge II Building (formerly known as the 10900 Wayzata Building). Other rental income for the three months ended September 30, 2007 relates primarily to leases which were terminated or restructured at the 4250 North Fairfax Building and the IBM Rhein Portland Building, which was subsequently leased to Nike. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease termination and/or restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term.

Property operating costs increased from $50.3 million for the three months ended September 30, 2006 to $55.7 million for the three months ended September 30, 2007. This increase is primarily the result of properties we acquired or developed subsequent to June 30, 2006, as well as increases in reimbursable tenant expenses at certain of our properties, including property taxes, utilities, property insurance, and allocated administrative salaries, which are noted above as being reimbursed by tenants pursuant to their respective leases. Property operating costs represented approximately 35% and 37% of total rental and tenant reimbursement income for the three months ended September 30, 2006 and 2007, respectively.

Asset and property management fees decreased from $7.4 million for the three months ended September 30, 2006 to $0.5 million for the three months ended September 30, 2007. This decrease is primarily due to the fact that we are no longer subject to certain related-party service contracts due to the Internalization transaction, which took place on April 16, 2007 (see Note 7 of the accompanying consolidated financial statements). Asset and property management fees as a percentage of total rental and tenant reimbursement income were approximately 5% and 0% for the three months ended September 30, 2006 and 2007, respectively. We expect asset and property management fees to decrease in future periods as we continue our strategy of reducing the number of our properties that are managed by third-party providers.

Depreciation expense increased from $22.7 million for the three months ended September 30, 2006 to $24.0 million for the three months ended September 30, 2007. This increase is the result of the properties we acquired or developed subsequent to June 30, 2006, as well as increased depreciation on tenant improvements and capital expenditures at certain of our properties. Depreciation expense represented approximately 16% of rental income and tenant reimbursements for the three months ended September 30, 2006 and 2007.

Amortization expense decreased from $18.9 million for the three months ended September 30, 2006 to $17.5 million for the three months ended September 30, 2007. Substantially all of the decrease is due to a $2.6 million charge to amortization expense for the three months ended September 30, 2006 in order to adjust intangible lease assets and deferred lease costs associated with lease cancellations to their net realizable value. This decrease was offset by the amortization of intangible assets related to properties we acquired subsequent to June 30, 2006. We expect amortization expense to increase in future periods as we acquire properties.

General and administrative expense increased from $5.5 million for the three months ended September 30, 2006 to $8.4 million for the three months ended September 30, 2007. Substantially all of the increase is related to employee benefit costs such as stock compensation expense due to the issuance of restricted shares of common stock to our employees in May 2007 and common stock to our independent directors in August 2007, as well as non-salary costs such as legal fees and other professional fees related to tender offer responses, derivative claim litigation, and communications regarding our corporate name change. General and administrative expense represented approximately 4% and 6% of total rental and tenant reimbursement income for the three months ended September 30, 2006 and 2007, respectively. We expect general and administrative expenses to increase in future periods as compared to the previous year as a result of becoming self-advised, as we now pay directly compensation and benefits payable to our officers, employees, and consultants, as well as our other direct costs, such as rent and increased proxy solicitation costs and legal fees associated with stockholder lawsuits. (See Note 8 of the accompanying consolidated financial statements for further information concerning pending litigation.)

Interest expense remained stable at $15.6 million for the three months ended September 30, 2006 and September 30, 2007. We expect levels of interest expense to increase in future periods as we draw on our new Unsecured Facility (expandable up to $1.0 billion with consent of the applicable lender). However, we believe such draws would be used to purchase new properties, or fund redemptions upon the anticipated reinstatement of our share redemption program, both of which could help offset the increase in interest expense and are projected to be accretive to our overall earnings per share.

During the three months ended September 30, 2007, we recognized a loss on early extinguishment of debt of approximately $104,000 in connection with our prior secured credit facilities, the $48.3 Million Secured Line of Credit, and the $50 Million Line of Credit, which were terminated in conjunction with the closing of the Unsecured Facility. The loss resulted from a write-off of the associated unamortized deferred financing costs. We do not expect loss on extinguishment of debt to be indicative of amounts in future periods, as such costs are generally dependent upon taking advantage of debt-specific terms and conditions.

Interest and other income decreased from $0.9 million for the three months ended September 30, 2006 to $0.8 million for the three months ended September 30, 2007. The level of interest income in future periods will be primarily dependent upon the amount of operating cash on hand and is not expected to be consistent with the amount earned during the three months ended September 30, 2007.

Equity in income of unconsolidated joint ventures remained stable at $0.5 million for the three months ended September 30, 2006, and September 30, 2007. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Income from continuing operations per share on a fully diluted basis decreased from $0.07 for the three months ended September 30, 2006 to $0.06 for the three months ended September 30, 2007, primarily as a result of the approximate $0.02 per share decrease in lease termination income as compared to the prior period, offset by an approximate $0.01 per share increase as a result of the Internalization transaction. Absent any significant additional dispositions, changes to our tenant base, credit quality of our tenants, significant increase in non-recurring lease termination income or expense, or weighted-average common shares outstanding, we would expect income from continuing operations per share in future periods to be comparable to third quarter 2007 results.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $15.8 million and $0.02 million for the three months ended September 30, 2006 and 2007, respectively. These amounts consist of operations in 2006 of the IRS Daycare Building, the Northrop Grumman Building, the Frank Russell Building, the Citigroup Fort Mill Building, and the Videojet Technology Building,

whereas 2007 operations consist of the Citigroup Fort Mill Building and the Videojet Technology Building. Income from discontinued operations for the three months ended September 30, 2006 includes the gain on the sale of the Northrop Grumman Building, which was sold in September 2006. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the nine months ended September 30, 2006 versus the nine months ended September 30, 2007

Continuing Operations

Rental income increased from $324.6 million for the nine months ended September 30, 2006 to $333.1 million for the nine months ended September 30, 2007. Substantially all of this change relates to an increase in average rental rates and to properties acquired or developed subsequent to December 31, 2005. Tenant reimbursements increased from $97.5 million for the nine months ended September 30, 2006 to $108.6 million for the nine months ended September 30, 2007. This increase relates to properties acquired or developed subsequent to December 31, 2005, as well as an increase in recoverable property operating costs during the nine months ended September 30, 2007.

Property management fee revenue, which includes both fee revenue and salary reimbursements, was $1.1 million for the nine months ended September 30, 2007, as a result of our managing of properties owned by other entities sponsored by our former advisor. We entered into the property management agreement in connection with the closing of the Internalization transaction. As such, we had no such property management fee revenue in 2006. Such income may decrease in future periods in the event that our former advisor was to make other arrangements for the management of these properties. (See Note 7 of the accompanying consolidated financial statements for a description of the terms of this agreement.)

Other rental income decreased from approximately $9.8 million for the nine months ended September 30, 2006 to approximately $1.4 million for the nine months ended September 30, 2007. Other rental income is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for the nine months ended September 30, 2006 relates mainly to consideration received for leases that were terminated or restructured at the Nokia Building, the Crescent Ridge II Building (formerly known as the 10900 Wayzata Building), and the Agilent Atlanta property. Other rental income for the nine months ended September 30, 2007 relates primarily to leases which were terminated or restructured at four of our properties (the Nestle Los Angeles Building, the U.S. Bancorp Building, the 4250 North Fairfax Building, and the IBM Rhein Portland Building). We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease termination and/or restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term.

Property operating costs increased from $146.0 million for the nine months ended September 30, 2006 to $160.7 million for the nine months ended September 30, 2007. This increase is primarily the result of properties we acquired or developed subsequent to December 31, 2005, as well as increases in reimbursable tenant expenses at certain of our properties, including property taxes, utilities, property insurance, and tenant-requested billbacks, which are noted above as being reimbursed by tenants pursuant to their respective leases. Property operating costs represented approximately 35% and 36% of total rental and tenant reimbursement income for the nine months ended September 30, 2006 and 2007, respectively.

Asset and property management fees decreased from $22.0 million for the nine months ended September 30, 2006 to $12.1 million for the nine months ended September 30, 2007. This decrease is primarily due to the fact that we are no longer subject to certain related-party service contracts due to the Internalization transaction, which took place on April 16, 2007 (see Note 7 of the accompanying consolidated financial statements). Asset and property management fees as a percentage of total rental and tenant reimbursement income were approximately 5% and 3% for the nine months ended September 30, 2006 and 2007, respectively. We expect asset and property management fees to decrease in future periods as we continue our strategy of reducing the number of our properties that are managed by third-party providers.

Depreciation expense increased from $67.2 million for the nine months ended September 30, 2006 to $70.9 million for the nine months ended September 30, 2007. Substantially all of this increase is the result of properties we acquired or developed subsequent to December 31, 2005, as well as increased depreciation on tenant improvements and capital expenditures at certain of our properties. Depreciation expense represented approximately 16% of rental income and tenant reimbursements for the nine months ended September 30, 2006 and 2007.

Amortization expense decreased from $53.0 million for the nine months ended September 30, 2006 to $52.2 million for the nine months ended September 30, 2007. Substantially all of the decrease is due to a $2.9 million charge to amortization expense for the nine months ended September 30, 2006 in order to adjust intangible lease assets and deferred lease costs associated with lease cancellations to their net realizable value. This decrease was offset by the amortization of intangible assets related to properties we acquired subsequent to December 31, 2005. We expect amortization expense to increase in future periods as we acquire properties.

General and administrative expense increased from $15.2 million for the nine months ended September 30, 2006 to $21.2 million for the nine months ended September 30, 2007. Substantially all of the increase is related to (i) employee benefit costs, of which $3.0 million relates to employee stock compensation, as well as (ii) non-salary costs such as legal fees and other professional fees related to tender offer responses, derivative claim litigation, and communications regarding our corporate name change. General and administrative expense represented approximately 4% and 5% of total rental and tenant reimbursement income for the nine months ended September 30, 2006 and 2007, respectively. We expect general and administrative expenses to increase in future periods as compared to the previous year as a result of becoming self-advised, as we now pay directly compensation and benefits payable to our officers, employees, and consultants, as well as our other direct costs, such as rent and proxy solicitation costs and legal fees associated with stockholder lawsuits. (See Note 8 of the accompanying consolidated financial statements for further information concerning pending litigation.)

Interest expense increased from $45.1 million for the nine months ended September 30, 2006 to $47.3 million for the nine months ended September 30, 2007, primarily due to increases in the average amount of borrowings outstanding during 2007, as compared to 2006. We expect levels of interest expense to increase in future periods as we draw on our Unsecured Facility (expandable up to $1.0 billion with consent of the applicable lender). However, we believe such draws would be used to purchase new properties, or fund redemptions upon the anticipated reinstatement of our share redemption program, both of which could help offset the increase in interest expense and are projected to be accretive to our overall earnings per share.

During the nine months ended September 30, 2007, we recognized a loss on early extinguishment of debt of approximately $164,000. In March 2007, we recognized a loss of approximately $60,000 in connection with prepaying the mortgage note secured by the 1075 West Entrance Building. This note was prepaid because of its high interest rate, and this repayment was anticipated in the original underwriting as part of the purchase of the property. The loss resulted from a prepayment penalty of approximately $1.6 million, substantially offset by a write-off of the unamortized fair value adjustment to debt of approximately $1.5 million. In August 2007, we recognized a loss in connection with our prior secured credit facilities, the $48.3 Million Secured Line of Credit, and the $50 Million Line of Credit, which were terminated in conjunction with the closing of the Unsecured Facility. The loss of approximately $104,000 resulted from a write-off of the associated unamortized deferred financing costs. We do not expect loss on extinguishment of debt to be indicative of amounts in future periods, as such costs are generally dependent upon taking advantage of debt-specific terms and conditions.

Interest and other income increased from $1.9 million for the nine months ended September 30, 2006 to $3.7 million for the nine months ended September 30, 2007. This increase relates primarily to a reimbursement received from Wells Management Company, Inc. for a $1.3 million property management termination expense, which was included in asset and property management fees during the nine months ended September 30, 2007.

Equity in income of unconsolidated joint ventures increased from $1.6 million for the nine months ended September 30, 2006 to $3.2 million for the nine months ended September 30, 2007, primarily as a result of re-leasing efforts at certain properties owned through joint ventures, as well as the gain on the sale of the 111 Southchase Boulevard property owned by one of our unconsolidated joint ventures. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Income from continuing operations per share on a fully diluted basis was $0.19 for the nine months ended September 30, 2006 and $0.18 for the nine months ended September 30, 2007. Income from continuing operations per share decreased for the nine months ended September 30, 2007 primarily as a result of a decrease in non-recurring lease termination income as compared to prior period offset by the realization of the positive effects of the Internalization transaction. Absent any significant additional dispositions, changes to our tenant base, credit quality of our tenants, significant increase in non-recurring lease termination income or expense, or weighted-average common shares outstanding, we would expect income from continuing operations per share in future periods to be comparable to third quarter 2007 results.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $21.7 million and $21.5 million for the nine months ended September 30, 2006 and 2007, respectively. These amounts consist of operations in 2006 from five of our properties, the IRS Daycare Building, the Northrop Grumman Building, the Frank Russell Building, the Citigroup Fort Mill Building, and the Videojet Technology Building, whereas 2007 operations consist of operations from two of our properties, the Citigroup Fort Mill Building, and the Videojet Technology Building. Income from discontinued operations for the nine months ended September 30, 2007 includes the gain on the sale of the Citigroup Fort Mill Building and the Videojet Technology Building, which were both sold in March 2007. The net proceeds from these sales were used to retire the mortgage note secured by the 1075 West Entrance Building and a portion of borrowings outstanding under our lines of credit. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Funds From Operations (“FFO”)

FFO is a non-GAAP financial measure and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO is a beneficial indicator of the performance of an equity REIT. Specifically, FFO calculations may be helpful to investors as a starting point in measuring our operating performance, because they exclude factors that do not relate to, or are not indicative of, our operating performance, such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition, which defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after the same adjustments for unconsolidated partnerships and joint ventures. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses or certain other noncash charges to earnings. Reconciliations of net income to FFO are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income(1)	$29,159	$48,248	$107,482	$107,989
Add:
Depreciation of real assets — wholly owned properties	24,026	23,311	71,226	69,632
Depreciation of real assets — unconsolidated partnerships	349	363	1,074	1,081
Amortization of lease-related costs — wholly owned properties	17,531	19,265	52,222	54,096
Amortization of lease-related costs — unconsolidated partnerships	258	283	848	818
Subtract:
Gain on sale of properties — wholly owned	(10)	(13,434)	(20,730)	(14,618)
Gain on sale of properties — unconsolidated partnerships	—	—	(1,130)	—

FFO	$71,313	$78,036	$210,992	$218,998

Weighted-average shares outstanding — basic	488,624	459,656	478,682	461,554

Weighted-average shares outstanding — diluted	488,832	459,656	478,786	461,554

(1)

Net income includes non-recurring other rental income relating to lease terminations and/or restructurings of approximately $8.4 million and $9.8 million for the three and nine months ended September 30, 2006, respectively, and $0.04 million and $1.4 million for the three and nine months ended September 30, 2007, respectively.

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

Noncash Items Included in Net Income:

•

In accordance with GAAP, we recognized straight-line rental revenues and adjustments to straight-line receivables as a result of lease terminations of approximately $2.5 million and $4.1 million during the three months ended September 30, 2007 and 2006, respectively, and approximately $4.9 million and $10.6 million for the nine months ended September 30, 2007 and 2006, respectively;

•

The amortization of deferred financing costs totaled approximately $0.5 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $1.4 million for both the nine months ended September 30, 2007 and 2006. Additionally, the loss on extinguishment of debt in the accompanying consolidated statements of income totaled $104,000 for the three months ended September 30, 2007 and $0 for the three months ended September 30, 2006, and approximately $164,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively;

•

The amortization of above-market and below-market in-place leases recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.5 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively, and $1.6 million for both the nine months ended September 30, 2007 and 2006; and

•

The noncash portion of compensation expense related to shares issued under the 2007 Omnibus Incentive Plan recorded as general and administrative expense in the accompanying consolidated statements of income totaled approximately $0.8 million and $0 for the three months ended September 30, 2007 and 2006, respectively, and approximately $2.9 million and $0 for the nine months ended September 30, 2007 and 2006, respectively.

Cash Item Excluded from Prior Year Net Income:

•

Master lease payments under various lease arrangements are not reflected in our net income. Such payments of approximately $0.2 million and $1.0 million were received for the three months and nine months ended September 30, 2006, respectively, related to a property acquired during first quarter 2006. No master lease proceeds or agreements existed during calendar year 2007. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. In April 2007, we created Piedmont Office Holdings, Inc. (“Piedmont Sub”) formerly known as Wells REIT Sub, Inc., a wholly owned subsidiary of Piedmont. We have elected to treat Piedmont Sub as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. Except for holding 20,000 limited partnership units in Piedmont OP, our operating partnership, Piedmont Sub had no operations for the nine months ended September 30, 2007.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no material impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at September 30, 2007.

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

Restricted Stock

On May 18, 2007, pursuant to the 2007 Omnibus Incentive Plan, we granted approximately 764,850 shares of common stock as deferred stock awards to our employees, of which 19,988 shares were surrendered immediately to satisfy required minimum tax withholding obligations. Of the net shares granted, 171,227 shares (or 25%) vested immediately and the remaining shares, adjusted for any forfeitures, will vest ratably over the next three years. We estimated the fair value of the awards on the date of grant based on an assumed share price of $10.00 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. As of September 30, 2007, 568,835 shares remained unvested.

During the three and nine months ended September 30, 2007, we recognized approximately $0.7 million and $3.0 million, respectively, of compensation expense, of which $0.7 million and $1.1 million, respectively, related to the nonvested shares. As of September 30, 2007, approximately $3.3 million of unrecognized compensation cost related to nonvested share-based compensation remained, which we will record in its statements of income over the vesting period.

Related-Party Transactions and Agreements

We have historically entered into agreements with our former advisor, and its affiliates, whereby we paid certain fees and reimbursements to these entities, for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. These costs will no longer be incurred as a result of becoming self-managed. We will still incur certain fees for transitional and support services and property management services for certain properties provided by these entities for some time in the future; however, as these entities no longer have an ownership interest in us, they will no longer be considered related parties. See Note 7 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements;

•	Assertion of Legal Action; and

•	Other Legal Matters.

Subsequent Events

See Note 11 of our accompanying consolidated financial statements for details.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and fair values of our financial instruments depend upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our Unsecured Facility and forecasted fixed-rate debt issuances, including refinancing of existing fixed-rate debt. As a result of our Unsecured Facility, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily by maintaining a moderate level of floating-rate debt. Currently, all of our debt is based on fixed interest rates in order to hedge against a rising interest rate environment.

All of our debt was entered into for other than trading purposes, and the fair value of our debt materially approximates its carrying amount.

As of September 30, 2007, all of our outstanding debt is subject to fixed interest rates. Our total outstanding debt has an average interest rate of approximately 5.12% per annum with expirations ranging from 2007 to 2028. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of September 30, 2007, there are no draws outstanding under our Unsecured Facility. During the quarter, we repaid outstanding draws under our $48.3 Million Secured Line of Credit, and terminated both of our secured lines of credit. Our Unsecured Facility currently has a stated variable interest rate of LIBOR plus 0.475% per annum (5.60% at September 30, 2007.) To the extent that we borrow funds in the future under the Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Washtenaw County Employees Retirement System v. Wells Real Estate Investment Trust, Inc., et al. (currently under a motion to dismiss)

On March 12, 2007, a stockholder filed a purported class action and derivative complaint in the United States District Court for the District of Maryland against, among others, Piedmont, our previous advisors (Wells Real Estate Funds, Inc., Wells Capital, Wells Management, Wells Advisory Services I, LLC, Wells Real Estate Advisory Services, Inc., and Wells Government Services, Inc.), and our officers and directors prior to the closing of the Internalization transaction. The complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the proxy statement filed with the SEC on February 26, 2007.

The complaint alleges, among other things, (i) that the consideration to be paid as part of the Internalization is excessive; (ii) violations of Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Exchange Act, based upon allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that our board of directors and the current and previous advisors breached their fiduciary duties to the class and to us; and (iv) that the proposed Internalization will unjustly enrich certain of our directors and officers.

The complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) to nullify any stockholder approvals obtained during the proxy process; (v) to nullify the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of our strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

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

On June 27, 2007, the plaintiff filed an amended complaint, which contains the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of a Piedmont officer as an individual defendant.

On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery, which the plaintiff intended to use to support an anticipated motion that would seek (i) relief from the April 9, 2007 court order, (ii) to void the vote ratifying the Internalization transaction, and (iii) to preliminarily enjoin Piedmont from listing its shares on a national exchange.

On August 13, 2007, the defendants moved to dismiss the lawsuit. The motion has been fully briefed and awaits decision by the court.

We believe that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

Washtenaw County Employees Retirement System v. Piedmont Office Realty Trust, Inc., et al.

On October 25, 2007, the same stockholder previously mentioned filed a second purported class action in the United States District Court for the Northern District of Georgia against Piedmont and our board of directors. The complaint attempts to assert class action claims on behalf of (i) those persons who were entitled to tender their shares pursuant to the tender offer filed with the SEC by Lex-Win Acquisition LLC on May 25, 2007, and (ii) all persons who are entitled to vote on the proxy statement filed with the SEC on October 16, 2007.

The complaint alleges, among other things, violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. In addition, the complaint alleges that defendants have also breached their fiduciary duties owed to the proposed classes. As of the date of this filing, we have not yet been served with the complaint in this action and the time for responding to the complaint has not yet passed. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

Donald and Donna Goldstein, Derivatively on behalf of Nominal Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al. (currently under a motion to dismiss).

On August 24, 2007, a stockholder of Piedmont filed a putative shareholder derivative complaint in the Superior Court of Fulton County, State of Georgia, on behalf of Piedmont against, among others, one of our previous advisors, Wells Capital, Inc., and a number of our current and former officers and directors.

The complaint alleges, among other things, (i) that the consideration paid as part of the Internalization of our previous advisors was excessive; (ii) that the defendants breached their fiduciary duties to us; and (iii) that the Internalization transaction unjustly enriched the defendants.

The complaint seeks, among other things, (i) a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at our expense; (ii) monetary damages equal to the amount by which we have been damaged by the defendants; (iii) an order awarding us restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; (iv) an order directing the defendants to respond in good faith to offers which are in our best interest and our shareholders and to establish a committee of independent directors or an independent third party to evaluate strategic alternatives and potential offers for us, and to take steps to maximize our value and the shareholders’ value; (v) an order directing the defendants to disclose all material information to our shareholders with respect to the Internalization transaction and all offers to purchase us and to adopt and implement a procedure or process to obtain the highest possible price for the shareholders; (vi) an order rescinding, to the extent already implemented, the Internalization transaction; (vii) the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct; and (viii) an award to the plaintiff of costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

On October 24, 2007, the court entered an order staying discovery until further order of the court. On October 26, 2007, the lawsuit was transferred to the Business Case Division of the Fulton County Superior Court. On October 31, 2007, we moved to dismiss the lawsuit.

We believe that the allegations contained in the derivative complaint above are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

Ashner Family Evergreen Foundation Demand Letter Received

On August 16, 2007, Ashner Family Evergreen Foundation made a written demand on our board of directors. Michael L. Ashner is the Chief Executive Officer of Lex-Win Acquisition LLC, mentioned above. The letter contains allegations similar to the allegations made in the Washtenaw County Employees Retirement System v. Wells Real Estate Investment Trust, Inc., et al. lawsuit and the Donald and Donna Goldstein, v. Leo F. Wells, III, et al. lawsuit (described above) and demands, among other things, that our board of directors investigate and commence legal action for remedial relief for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, and other actionable claims against a number of our current and former officers and directors. The Demand Review Committee of our board of directors reported to the full board of directors with respect to its evaluation of the demand. The board of directors concluded that, in its business judgment, the matters raised in the demand do not sufficiently set forth claims against the parties referenced; that claims grounded in the conduct cited are without merit; and that, in any event, it is not in the best interest of Piedmont that such claims be asserted or further pursued in some other fashion.

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. Except for the litigation disclosed above, we are not currently involved in any litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware, in consultation with outside legal counsel, of any other such litigation threatened against us during the quarter ended September 30, 2007 requiring disclosure under Item 103 of Regulation S-K.

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

Risks Related to Our Business and Operations

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our large, lead tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. Our tenants may experience a downturn in their business at any time that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of September 30, 2007, our most substantial lead tenants, based on annualized gross rents, were BP Amoco (approximately 5%), NASA (approximately 4%), and Nestle (approximately 4%). As lead tenants, the revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or as leases expire, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results.

Leases representing approximately 7% of our rentable square feet (including our pro rata share of properties owned by unconsolidated joint ventures) at our properties will expire in either 2007 or 2008, assuming no exercise of early termination rights. We compete with a number of other developers, owners and operators of office and office-oriented mixed-use properties and we may not be able to renew leases with our existing tenants or we may be unable to re-let space to new tenants if our current tenants do not renew their leases. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions, may be less favorable than the terms of our current leases, and could require significant capital expenditures. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions or other costs increase, our financial condition, cash flows, cash available for distribution, trading price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.

We depend on key personnel.

Our continued success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, Donald A. Miller, Robert E. Bowers, Laura P. Moon, Raymond L. Owens and Carroll A. Reddic, each of whom would be difficult to replace. Although we have entered into employment agreements with these key members of our executive management team, we cannot provide any assurance that any of them will remain in our employ. Our ability to retain our management group, or to attract suitable replacements should any members of the executive management group leave, is dependent on the competitive nature of the employment market. The loss of services of one or more of these key members of our management team, could adversely affect our results of operations and slow our future growth. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel.

We also believe that, as we expand, our future success depends in large part upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. The current market for such skilled personnel is extremely competitive, and we cannot assure you that we will be successful in attracting and retaining such personnel.

Our rental revenues will be significantly influenced by the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Chicago, Washington, D.C., and the New York metropolitan area, where we have high concentrations of office properties.

Because our portfolio consists primarily of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry.

We are susceptible to adverse economic or other conditions in the markets in which we operate, such as periods of economic slowdown or recession, the oversupply of, or a reduction in demand for, office properties in a particular area, industry slowdowns, relocation of businesses, and changing demographics. In addition to changes in general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. Our properties located in Chicago, Washington, D.C. and the New York metropolitan area accounted for approximately 25%, 18% and 16%, respectively, of our 2007 annualized gross rent. As a result, we are particularly susceptible to adverse market conditions in these particular areas. Any adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local business climate could adversely affect our rental revenues and operating results.

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

•	changes in the national, regional and local economic climate, particularly in markets in which we have a concentration of properties;

•	local office market conditions such as changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;

•	the attractiveness of our properties to potential tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	the financial stability of our tenants, including bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in operating costs and expenses, including costs for maintenance, insurance and real estate taxes, and our ability to control rents in light of such changes;

•	the need to periodically fund the costs to repair, renovate and re-let space;

•	earthquakes, tornados, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and

•	changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment and taxes.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, could result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for, and the value of, our properties. To the extent that future attacks impact our tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases. Any of the above factors may prevent us from realizing growth or maintaining the value of our real estate properties.

Future acquisitions of properties may not yield anticipated returns, may result in disruptions to our business and may strain management resources.

We intend to continue acquiring high-quality office properties. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. However, newly acquired properties may fail to perform as expected. Our management may underestimate the costs necessary to bring acquired properties up to standards established for their intended market position, which may result in the properties’ failure to achieve projected returns.

In particular, to the extent that we engage in acquisition activities, they will pose the following risks for our ongoing operations:

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	we may not achieve expected cost savings and operating efficiencies;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	management attention may be diverted to the integration of acquired properties, which in some cases may turn out to be less compatible with our growth strategy than originally anticipated;

•	the acquired properties may not perform as well as we anticipate due to various factors, including changes in macro-economic conditions and the demand for office space; and

•

we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many forces, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot provide any assurances that we will have funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations, thereby limiting our ability to make distributions to stockholders.

In addition, the federal tax code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales or properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio promptly in response to economic or other conditions promptly or on favorable terms, which may adversely affect our cash flows and our ability to pay distributions on, and the market price of, our common stock.

Furthermore, in acquiring a property, we may agree to transfer restrictions that materially restrict our ability to dispose of the property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These “lock-up” provisions would further restrict our ability to turn our investments into cash and could affect cash available for distributions. Lock-up provisions could also impair our ability to take actions during the lock-up period that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse impact on the value of our common stock relative to the value that would result if the lock-up provisions did not exist.

Our operating results may suffer because of potential development and construction delays and resultant increased costs and risks.

We may acquire and develop properties, including unimproved real properties, upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Our real estate development strategies may not be successful.

We will be subject to risks associated with our development activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

•	development projects in which we have invested may be abandoned and the related investment will be impaired;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	we may not be able to obtain land on which to develop;

•	we may not be able to obtain financing for development projects, or obtain financing on favorable terms;

•

construction costs of a project may exceed the original estimates or construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of contract default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);

•	upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we financed through construction loans; and

•	we may not achieve sufficient occupancy levels and/or obtain sufficient rents to ensure the profitability of a completed project.

Moreover, substantial renovation and development activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our other operations.

Future terrorist attacks in the major metropolitan areas in which we own properties could significantly impact the demand for, and value of, our properties.

Our portfolio maintains significant holdings in markets such as Chicago, Washington, D.C., the New York metropolitan area, Boston and greater Los Angeles, each of which has been, and continues to be, a high risk geographical area for terrorism and threats of terrorism. Future terrorist attacks, such as the attacks that occurred on September 11, 2001, and other acts of terrorism or war would severely impact the demand for, and value of, our properties. Terrorist attacks in and around any of the major metropolitan areas in which we own properties could also directly impact the value of our properties through damage, destruction, loss or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks otherwise disrupt our tenants’ businesses, it may impair their ability to make timely payments under their existing leases with us which would harm our operating results.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.

We carry comprehensive general liability, fire, extended coverage, business interruption rental loss coverage and umbrella liability coverage on all of our properties and earthquake, wind and hurricane coverage on properties in areas where such coverage is warranted. We believe the policy specifications and insured limits of these policies are adequate and appropriate given the relative risk of loss, the cost of the coverage and industry practice. However, we are subject to certain types of losses, those that are generally catastrophic in nature, such as losses due to wars, acts of terrorism and, in some cases, earthquakes, hurricanes and flooding, that generally are not insured, either because such coverage is not available or is not available at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds policy limits, we could lose a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

In addition, insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, and the subsequent enactment of the Terrorism Risk Insurance Extension Act of 2005, which extended TRIA through the end of 2007, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. In some cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

Our current and future joint venture investments could be adversely affected by a lack of sole decision-making authority and our reliance on joint venture partners’ financial condition.

We have historically entered into joint ventures with certain public programs sponsored by our former Advisor and with other third parties. In the future we intend to enter into strategic joint ventures with unaffiliated institutional investors to acquire, develop, improve or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. As of September 30, 2007, we owned 11 properties representing approximately 2.0 million rentable square feet through joint ventures. Such joint venture investments involve risks not otherwise present in a wholly owned property, development or redevelopment project, including the following:

•

in these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of the project, which may prevent us from taking actions that are opposed by our joint venture partners;

•	joint venture agreements often restrict the transfer of a co-venturer’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•

we would not be in a position to exercise sole decision-making authority regarding the property or joint venture, which could create the potential risk of creating impasses on decisions, such as acquisitions or sales;

•	such co-venturer may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;

•

such co-venturer may be in a position to take action contrary to our instructions, requests or policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

•

the possibility that our co-venturer in an investment might become bankrupt, which would mean that we and any other remaining co-venturers would generally remain liable for the joint venture’s liabilities;

•

our relationships with our co-venturers are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at a premium to the market price to continue ownership;

•

disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and could result in subjecting the properties owned by the applicable joint venture to additional risk; or

•

we may, in certain circumstances, be liable for the actions of our co-venturers, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the returns to our investors.

Costs of complying with governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Tenants’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings.

Compliance with new laws or regulations or stricter interpretation of existing laws by agencies or the courts may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our cash flow and ability to make distributions and may reduce the value of your investment.

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. Although we believe that our properties are currently in material compliance with these regulatory requirements, we have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the Americans with Disabilities Act or other legislation. If one or more of our properties is not in compliance with the Americans with Disabilities Act or other legislation, then we would be required to incur additional costs to achieve compliance. If we incur substantial costs to comply with the Americans with Disabilities Act or other legislation, our financial condition, results of operation, cash flow, and our ability to satisfy our debt obligations and to make distributions to our stockholders could be adversely affected.

As the present or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state and local environmental laws, ordinances and regulations, a current or former real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held entirely responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a property for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Due to the presence of contamination on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants.

Some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on or are adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

The cost of defending against claims of liability of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

As the owner of real property, we could become subject to liability for adverse environmental conditions in the buildings on our property.

Some of our properties may contain asbestos-containing building materials. Environmental laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements. In addition, environmental laws and the common law may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos.

The properties also may contain or develop harmful mold or suffer from other air quality issues. Any of these materials/conditions could result in liability for personal injury and costs of remediating adverse conditions.

As the owner of real property, we could become subject to liability for failure to comply with environmental requirements regarding the handling and disposal of regulated substances and wastes or for non-compliance with health and safety requirements.

Some of our tenants may handle regulated substances and wastes as part of their operations at our properties. Environmental laws regulate the handling, use, and disposal of these materials and subject our tenants, and potentially us, to liability resulting from non-compliance with these requirements. The properties in our portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution to you, the per share trading price of our common stock and our ability to satisfy our debt service obligations. If our tenants become subject to liability for noncompliance, it could affect their ability to make rental payments to us.

We are and may continue to be subject to litigation, which could have a material adverse effect on our financial condition.

We and certain of our officers and directors are defendants in a putative class action and stockholder derivative complaint. In addition, we currently are, and are likely to continue to be, subject to litigation, including claims relating to our operations, offerings, unrecognized pre-acquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that arise in the future. Resolution of these types of matters against us may result in us having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, would adversely impact our earnings and cash flows thereby impacting our ability to service debt, and make quarterly distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

Refer to Note 8 of our accompanying consolidated financial statements and Item 1 of Part II of this report on Form 10-Q for additional information regarding the ongoing litigation.

If we are unable to satisfy the regulatory requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or if our disclosure controls or internal control over financial reporting is not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the trading price of our common stock.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. Although management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

As a public company, Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, will require that we evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, beginning with the year ending December 31, 2007, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. In addition, Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting, beginning with the year ending December 31, 2008. In anticipation of the requirement to comply with Section 404 for our Annual Report on Form 10-K for the year ending December 31, 2007, we are in the process of reviewing, testing and, where necessary, enhancing our policies and procedures on internal control over financial reporting. If we are unable to timely complete the assessment of our internal control over financial reporting, or if management is unable to favorably assess the effectiveness of our internal control over financial reporting investors could lose confidence in our reported financial information, which could adversely affect the perception of our business.

Risks Related to Conflicts of Interest

Our Chief Executive Officer and our Chief Financial Officer will be subject to certain conflicts of interest with regard to enforcing the indemnification provisions contained in the merger agreement and enforcing some of the agreements entered into by us in connection with the Internalization.

Donald A. Miller, CFA, our Chief Executive Officer, President and a director, and Robert E. Bowers, our Chief Financial Officer, Executive Vice President, Treasurer and Secretary, each received beneficial economic interests in our common stock through their respective approximately 1% ownership interest in Wells Advisory Services I, LLC. (“WASI”), which received 19,546,302 in shares of our common stock (then valued at approximately $175 million) as a result of the Internalization. These shares are subject to an 18-month lock-up period (subject to extension under certain conditions) during which they may not be sold or otherwise transferred. Certain provisions of the merger agreement and many of the ancillary agreements that were executed in connection with the Internalization have significant financial impacts on WASI. In particular, Messrs. Miller and Bowers are subject to conflicts of interest in connection with the enforcement against WASI of indemnification obligations under the merger agreement, the enforcement of a pledge and security agreement and the release of 162,706 escrowed shares of our common stock issued to WASI under an escrow agreement. The enforcement of these agreements could have a negative effect on WASI and, therefore, could adversely affect the financial interests of Messrs. Miller and Bowers. The economic interests of Messrs. Miller and Bowers in WASI could compromise their judgment with respect to the enforcement of our agreements with WASI.

Our independent directors serve as directors and/or trustees of entities sponsored by our former advisor with whom we entered into contractual arrangements relating to the Internalization. Those relationships could affect their judgment with respect to enforcing the agreements we entered into in connection with the Internalization.

Several of our independent directors serve as directors and/or trustees of entities sponsored by our former advisor, with whom we entered into contractual arrangements relating to the Internalization. Donald S. Moss, one of our independent directors, is a director of Wells Timberland REIT, and all of our current independent directors, with the exception of Wesley E. Cantrell, are trustees of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which includes as its series the Wells S&P REIT Index Fund and Wells Dow Jones Wilshire Global RESI Index. Our independent directors have no financial interest in the entities that have contractual obligations to us relating to the Internalization. Nevertheless, the relationship of several of our independent directors to entities sponsored by our former advisor could affect their judgment with respect to enforcing the agreements we entered into in connection with the Internalization.

Risks Related to Our Organization and Structure

If our stockholders do not approve our proposal to extend the Liquidation Date of our Company as provide in our Charter, the value of your shares may be negatively affected.

Our charter requires us to begin the process of liquidating our portfolio of real estate assets and distributing the resulting proceeds to the stockholders if our common stock is not listed on a national securities exchange or over-the-counter market on or before January 30, 2008 (the “Liquidation Date”). This provision of our charter can only be amended by a vote of our stockholders. In connection with our 2007 annual meeting of stockholders, we have prepared proxy materials, which include a proposal to extend the Liquidation Date to July 30, 2009, and, at the board of directors’ discretion, to extend further the Liquidation Date to January 30, 2011. If we do not receive the requisite number of votes for this proposal (a majority of the outstanding shares as of October 2, 2007), we would be forced to either list our shares on a national securities exchange or over-the-counter market, engage in a sale of assets or other strategic transaction, or begin an orderly process of liquidation of our real estate portfolio. Due to the recent turmoil in the equity and credit markets, listing, engaging in a sale of assets or other strategic transaction or liquidating our real estate portfolio may result in our stock trading at a significant discount to underlying asset value in the case of a listing, or result in realizing lower proceeds from the sale of real estate assets, in the case of an orderly liquidation.

There is no public trading market for our common stock; therefore, it will be difficult for our stockholders to sell their shares.

There is no current public market for our common stock as our common stock is not currently listed on a national securities exchange or quoted on The NASDAQ Stock Market, Inc. Stockholders may not sell their shares unless the purchaser meets the applicable suitability and minimum purchase requirements. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share redemption program is currently suspended and even if reinstated, includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us, and our board of directors may amend, suspend or terminate our share redemption program at any time upon 30 days’ notice and may suspend it without notice in certain circumstances. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it may be at a discount to the price he or she originally paid for such shares. It is also likely that our shares would not be accepted as the primary collateral for a loan. Our shares of common stock should only be viewed as a long-term investment due to the illiquid nature of our shares.

We have limited experience operating as a self-advised REIT, which makes our future performance and the performance of your investment difficult to predict. As a result of the Internalization, we may be exposed to risks to which we have not historically encountered.

We have a limited operating history as a self-advised company. Prior to the Internalization, our day-to-day operations were performed by an external advisor, which had more personnel than we now have. Given this change in the personnel on which we rely to run our operations, our future performance is more difficult to predict.

As a result of the Internalization, we may encounter risks to which we have not historically been exposed. Excluding the effect of the eliminated asset management fees, our direct overhead, on a consolidated basis, will increase as a result of becoming self-advised. Prior to the Internalization, the responsibility for such overhead was borne by our former advisor and its affiliates.

We currently employ a staff of approximately 100 people. As their employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.

We are dependent on external sources of capital, which may not be available on favorable terms, if at all.

To qualify as a REIT, we must, among other things, distribute to our stockholders each year at least 90% of our REIT taxable income (excluding any net capital gains). In order to eliminate federal income tax, we will be required to distribute annually 100% of our net taxable income (including capital gains). Consequently, we are largely dependent on external sources of capital to fund our development and acquisition activities. Further, in order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. We have access to capital through our dividend reinvestment plan, and our new $500 million Unsecured Facility, . Our access to additional third-party sources of capital is dependent upon a number of factors, including general market conditions and competition from other real estate companies. Debt capital may not be available at reasonable rates. To the extent that capital is not available to acquire or develop properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition.

Our organizational documents contain provisions that may have an anti-takeover effect, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or otherwise benefit our stockholders.

Our charter and bylaws contain provisions that may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price, or otherwise be in the best interests of our stockholders. These provisions include limitations on the ownership of our common stock, advance notice requirements for stockholder proposals, and our board of directors’ power to reclassify shares of common stock and issue additional shares of common stock or preferred stock.

Our charter limits the number of shares a person may own, which may discourage a takeover that could result in a premium price for our common stock or otherwise benefit our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our board of directors, no person may actually or constructively own more than 9.8% of our outstanding common stock, which may inhibit large investors from desiring to purchase our shares. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our board of directors can take many actions without stockholder approval.

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•

within the limits provided in our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

•	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

•

classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	employ and compensate affiliates;

•	direct our resources toward investments that do not ultimately appreciate over time;

•	change creditworthiness standards with respect to our tenants;

•	change our investment or borrowing policies; and

•	determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.

Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving you, as a stockholder, the right to vote.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders, which may discourage a third party from acquiring us in a manner that could result in a premium price for our common stock or otherwise benefit our stockholders.

Our board of directors could, without stockholder approval, issue authorized but unissued shares of our common stock or preferred stock and amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. In addition, our board of directors could, without stockholder approval, classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority with respect to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our common stock, or otherwise be in the best interests of our stockholders.

Our board of directors could adopt the limitations available under Maryland law on changes in control that could have the effect of preventing transactions in the best interests of our stockholders.

Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter would require the recommendation of our board of directors and impose special appraisal rights and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our board of directors has opted out of these provisions of Maryland law. As a result, these provisions will not apply to a business combination or control share acquisition involving our company. However, our board of directors may opt in to the business combination provisions and the control share provisions of Maryland law in the future.

Additionally, Title 3, Subtitle 8 of the Maryland General Corporation Law (“MGCL”), permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently employ. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

Our charter, our bylaws, the limited partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. In addition, the employment agreements with our named executive officers contain, and grants under our incentive plan may also contain, change-in-control provisions that might similarly have an anti-takeover effect, inhibit a change of our management, or inhibit in certain circumstances tender offers for our common stock or proxy contests to change our board.

Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce our recovery and our stockholders’ recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our directors and officers (as well as by our employees and agents) in some cases.

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

Our share redemption program in currently suspended and even if it is reinstated there are limits on the amount of shares that may be redeemed in any given calendar year. Subject to funds being available, we currently limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. In addition, the board of directors may set aside and reserve an amount determined annually by the board not to exceed 20% of the funds available for redemption during each calendar year for (1) redemptions upon the death of a stockholder (“redemptions upon death”), and (2) redemptions for certain stockholders to satisfy required minimum distribution requirements as set forth under Sections 401(a)(9), 403(b)(10), 408(a)(6), 408(b)(3), and 408(A)(c)(5) of the Internal Revenue Code (“required minimum distribution redemptions”), which will have the effect of reducing the amount of funds otherwise available for other redemption requests. In addition, shareholders must have held their shares for a period of one year prior to submitting a redemption request. Therefore, our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program.

We may face additional risks and costs associated with directly managing properties occupied by government tenants.

We currently own nine properties where some or all of the tenants at such properties are federal government agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data and certain provisions intending to assist small businesses. Through one of our wholly owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. In addition, there are certain additional requirements relating to the potential application of certain equal opportunity provisions and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor, the legal entity that is the lessor under a lease with a federal government agency, include whether such company and the government contractor are under common ownership, have common management and are under common control. As a result of the Internalization, we own the entity that is the government contractor and the property manager, increasing the risk that such Equal Employment Opportunity Commission requirements and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.

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

There are special considerations that apply to a pension or profit-sharing trust or Individual Retirement Account (“IRA”) investing in our shares. Fiduciaries investing the assets of a pension, profit sharing, section 401(k), or other qualified retirement plan, or the assets of an IRA, in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code; and

•	the investment will not impair the liquidity of the plan or IRA.

Our distributions to stockholders may change.

For the year ended December 31, 2006 and the quarters ended March 31, 2007, June 30, 2007, and September 30, 2007, we paid cash dividends in the amount of $.5868, $.1467, $.1467, and $.1467 per share, respectively. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will depend upon a number of factors, including:

•	cash available for distribution;

•	our results of operations;

•	our financial condition, especially in relation to our anticipated future capital needs of our properties;

•	the level of reserves we establish for future capital expenditures;

•	the distribution requirements for REITs under the Code;

•	the level of distributions paid by comparable listed REITs;

•	our operating expenses; and

•	other factors our board of directors deems relevant.

We expect to continue to pay quarterly distributions to our stockholders. However, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. Consequently, we may not continue our historic level of distributions to stockholders, and our distribution levels may fluctuate.

Federal Income Tax Risks

Our failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We are owned and operated in a manner intended to qualify us as a REIT for U.S. federal income tax purposes; however, we do not have a ruling from the Internal Revenue Service (“IRS”) as to our REIT status. In addition, we own all of the common stock of a subsidiary that has elected to be treated as a REIT, and if our subsidiary REIT was to fail to qualify as a REIT, it is possible that we would also fail to qualify as a REIT unless we (or the subsidiary REIT) could avail ourselves (itself) of certain relief provisions. Our qualification and the qualification of our subsidiary REIT, as a REIT will depend on satisfaction, on an annual or quarterly basis, of numerous requirements set forth in highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. A determination as to whether such requirements are satisfied involves various factual matters and circumstances not entirely within our control. The fact that we hold substantially all of our assets through our operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. No assurance can be given that we, or our subsidiary REIT, will qualify as a REIT for any particular year.

If we, or our subsidiary REIT, were to fail to qualify as a REIT in any taxable year for which a REIT election has been made, the non-qualifying REIT would not be allowed a deduction for dividends paid to its stockholders in computing our taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. Moreover, unless the non-qualifying REIT were to obtain relief under certain statutory provisions, the non-qualifying REIT would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the years involved. As a result of such additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax.

Even if we qualify as a REIT, we may incur certain tax liabilities that would reduce our cash flow and impair our ability to make distributions or to meet the annual distribution requirement for REITs.

To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to federal income tax on any undistributed taxable income and our net capital gain. If we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our net capital gain income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. If we realize net income from foreclosure properties that we hold primarily for sale to customers in the ordinary course of business, we must pay tax thereon at the highest corporate income tax rate, and if we sell a property, other than foreclosure property, that we are determined to have held for sale to customers in the ordinary course of business, any gain realized would be subject to a 100% “prohibited transaction” tax. The determination as to whether or not a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain safe-harbor provisions. The need to avoid prohibited transactions could cause us to forego or defer sales of facilities that might otherwise be in our best interest to sell.

We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate tax obligations, however, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between taxable income and available cash, such as real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Any such actions could increase our costs and reduce the value of our common stock. Further, we may be required to make distributions to our stockholders when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with REIT qualification requirements may, therefore, hinder our ability to operate solely on the basis of maximizing profits.

In addition, we own interests in certain taxable REIT subsidiaries that are subject to federal income taxation and we and our subsidiaries may be subject to state and local taxes on our income or property.

We may face additional risks by reason of the Internalization.

As a result of the Internalization, we acquired all of the business and assets of two existing C corporations which had previously performed advisory and management functions for us and others in a transaction in which we would have succeeded to the C corporation’s earnings and profits. Under the Code, earnings and profits attributable to a C corporation must be distributed before the end of the REIT’s tax year in order for the REIT to maintain its qualification as a REIT. Both of the existing C corporations acquired by merger had earnings and profits; however, immediately prior to the consummation of the merger transactions, each such corporation distributed an amount represented to be equal to or in excess of its respective amount of earnings and profits. The amounts distributed were determined in reliance upon calculations of earnings and profits prepared by our former advisor and reviewed by a nationally recognized accounting firm based on management representations and financial information as to the operations of the two C corporations. If the IRS were to assert successfully that such calculations were inaccurate resulting in one or both of the entities surviving the merger being deemed to have retained earnings and profits from non-REIT years, then we could be disqualified from being taxed as a REIT unless we were able to make a distribution of the re-determined amount of excess earnings and profits within 90 days of the final determination thereof. In order to make such a distribution, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us.

Moreover, due to the acquisition of certain property management contracts pursuant to the merger transactions, a portion of the income derived from such contracts will not qualify for purposes of the 75% and 95% income tests required for qualification as a REIT. The IRS may assert also that a portion of the assets acquired pursuant to the merger transactions does not qualify for purposes of the assets tests required for qualification as a REIT. In this regard, we believe that neither the amounts of non-qualifying income nor the value of non-qualifying assets acquired, when added to our calculations of other non-qualifying income or assets, will be sufficient to cause us to fail to satisfy any of such tests required for REIT qualification. No assurance can be given, however, that the IRS will not successfully challenge our calculations of the amount of non-qualifying income earned by us or the value of non-qualifying assets held by us in any given year or that we will qualify as a REIT for any given year.

If the discounts made available to participants in our dividend reinvestment plan were deemed to be excessive, our ability to pay distributions to our stockholders and our status as a REIT could be adversely affected.

We are required to distribute to our stockholders each year at least 90% of our REIT taxable income in order to qualify for taxation as a REIT. In order for distributions to be treated as distributed for purposes of this test, we must be entitled to a deduction for dividends paid to our stockholders within the meaning of Section 561 of the Code with respect to such distributions. Under this Code section, we will be entitled to such deduction only with respect to dividends that are deemed to be non-preferential, i.e., pro rata amongst, and without preference to any of, our common stockholders. The IRS has issued a published ruling which provides that a discount in the purchase price of a REIT’s newly-issued shares in excess of five percent of the stock’s fair market value is an additional benefit to participating stockholders, which may result in a preferential dividend for purposes of the 90% distribution test. Our dividend reinvestment plan offers participants the opportunity to acquire newly-issued shares of our common stock at a discount intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS; however, the fair market value of our common stock prior to its listing on a national securities exchange has not been susceptible to a definitive determination. Accordingly, the IRS could take the position that the fair market value of our common stock was greater than the value determined by us for purposes of the dividend reinvestment plan, resulting in purchase price discounts greater than five percent. In such event, we may be deemed to have failed the 90% distribution test for REIT qualification status, and our status as a REIT could be terminated for the year in which such determination is made.

Distributions made by REITs do not qualify for the reduced tax rates that apply to certain other corporate distributions.

The maximum tax rate for distributions made by corporations to individuals is generally 15% (through 2010). Distributions made by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient rather than the 15% preferential rate. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that make distributions, which could adversely affect the value of the stock of REITs, including our common stock.

A recharacterization of transactions undertaken by our operating partnership may result in lost tax benefits or prohibited transactions, which would diminish cash distributions to our stockholders, or even cause us to lose REIT status.

The IRS could recharacterize transactions consummated by our operating partnership which could result in the income realized on certain transactions being treated as gain realized from the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this were to occur, our ability to make cash distributions to our stockholders would be adversely affected.

Moreover, our operating partnership may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we can give you no assurance that the IRS will not attempt to challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction was so recharacterized, the amount of our REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement for a taxable year. We might also fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status.

Even if we maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes which would reduce our cash available for distribution to our stockholders. As noted, net income from a “prohibited transaction” is subject to a 100% tax. If we are not able to make sufficient distributions, we will be subject to excise tax. Further, we may decide to retain certain gains realized from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. In addition, any net taxable income earned directly by our TRS that we utilize to hold an interest in our operating partnership will be subject to U.S. federal and state corporate income tax. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Legislative or regulatory action could adversely affect our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our common stock. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in common stock.

Risks Associated with Debt Financing

We have incurred and are likely to continue to incur mortgage and other indebtedness, which may increase our business risks.

As of September 30, 2007, we had total outstanding indebtedness of approximately $1.2 billion. In addition, we have a $500 million unsecured credit facility (expandable up to $1 billion based on the applicable lenders’ consent) that we may drawn on at any time. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock either through our existing share redemption program or through other liquidity programs that our Board of Directors may authorize if conditions warrant or to fund future distributions to our stockholders. Significant borrowings by us increase the risks of an investment in us. For example, if there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be limited.

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

Existing loan agreements contain, and future financing arrangements will likely contain, restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our distribution and operating policies and our ability to incur additional debt. Loan documents evidencing our existing indebtedness contain, and loan documents entered into in the future, including our proposed unsecured revolving credit facility, will likely contain certain operating covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, these agreements contain financial covenants, including certain coverage ratios and limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. Covenants under our existing indebtedness do, and under any future indebtedness likely will, restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Increases in interest rates would increase the amount of our variable-rate debt payments and could limit our ability to pay dividends to our stockholders.

As of September 30, 2007, none of our approximately $1.2 billion of indebtedness was at variable rates. However, we have a $500 million Unsecured Facility (expandable up to $1 billion based on the applicable lenders’ consent) that we may drawn on at any time. Increases in interest rates will increase our interest costs associated with any draws that we may make on our Unsecured Facility, which would reduce our cash flows and our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter of 2007.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There were no defaults with respect to any of our indebtedness during the third quarter of 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the third quarter of 2007.

ITEM 5.	OTHER INFORMATION

On November 7, 2007, our board of directors amended and restated our Code of Business Conduct and Ethics (the “Code of Ethics”) to reflect the name change of Piedmont and other administrative amendments as well as to clarify that the Code of Ethics applies to our corporate opportunities and public company reporting. A copy of the amended and restated Code of Ethics is attached to this Quarterly Report on Form 10-Q as Exhibit 14.1 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC. (Registrant)

Dated: November 7, 2007	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

PIEDMONT OFFICE REALTY TRUST, INC.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document
3.1	Second Articles of Amendment and Restatement of Wells Real Estate Investment Trust. Inc. (incorporating all amendments thereto through August 8, 2007)

3.2	Amended Bylaws of Piedmont Office Realty Trust, Inc., dated September 24, 2007, (incorporating all amendments thereto through September 24, 2007)

*10.83

Amendment to Agreement of Limited Partnership of Wells Operating Partnership, L.P., as Amended and Restated as of January 1, 2000, dated August 8, 2007 (Exhibit 99.1 to Form 8-K, Commission File No. 000-25739, filed on August 10, 2007)

*10.84

Credit Agreement, dated as of August 31, 2007, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Book Managers, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, each of Morgan Stanley Bank, Bank of America, N.A., and PNC Bank, National Association, as Documentation Agent, the other banks signatory thereto (Exhibit 10.1 to Form 8-K, Commission File No. 000-25739, filed on September 7, 2007)

14.1	Amended and Restated Code of Business Conduct and Ethics of Piedmont Office Realty Trust, Inc., dated November 7, 2007.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.