Form 10-K
period 2007-12-31
Piedmont Office Realty Trust, Inc.
filed 2008-03-26
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to                                  to

Commission file number 000-25739

PIEDMONT OFFICE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-2328421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway Ste. 500, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

(770) 325-3700 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

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

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

        Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates:

Since there was no established market for the voting and non-voting common stock as of June 30, 2007, there was no market value for shares of such stock held by non-affiliates of the registrant as of such date. As of June 30, 2007, there were approximately 488,133,805 shares of common stock held by non-affiliates.

Number of shares outstanding of the registrant’s

only class of common stock, as of February 29, 2008: 481,658,204 shares

Certain statements contained in this Form 10-K and other written or oral statements made by or on behalf of Piedmont Office Realty Trust, Inc. (“Piedmont”), formerly known as Wells Real Estate Investment Trust, Inc., may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont, or the executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives described in Item 1; descriptions of our share redemption program and our ability to purchase additional shares under such program; discussions regarding future distributions; and discussions regarding the potential impact of economic conditions on our portfolio.

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the sectors in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	The impact of competition on our efforts to renew existing leases or re-let space on terms similar to existing leases;

•

Changes in the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Chicago, Washington, D.C., and the New York metropolitan area;

•	Economic and regulatory changes that impact the real estate market generally;

•	Potential development and construction delays and resultant increased costs and risks;

•	The success of our real estate strategies and investment objectives;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended; and

•	Other factors, including the risk factors discussed under Item 1.A of this Annual Report on Form 10-K.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

PART I

ITEM 1.	BUSINESS

General

Piedmont Office Realty Trust, Inc. (“Piedmont”), formerly known as Wells Real Estate Investment Trust, Inc., is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P., a Delaware limited partnership. Piedmont is the sole general partner and possesses full legal control and authority over the operations of Piedmont OP. On April 16, 2007, Piedmont consummated a transaction to internalize the functions of Piedmont’s external advisor companies and became a self-managed entity (the “Internalization”). As a result of the Internalization, on April 16, 2007, the former advisor, Wells Capital, Inc. (“Wells Capital”) withdrew as a limited partner from Piedmont OP, and a wholly owned corporate subsidiary of Piedmont was admitted as the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by its former advisor, and through certain joint ventures with other third parties. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries, and consolidated joint ventures.

We engage in the acquisition and ownership of commercial real estate properties, including properties that are under construction, newly constructed, or have operating histories. Our portfolio consists primarily of high-grade office buildings leased to large corporate tenants located throughout the United States. As of December 31, 2007, the vast majority of properties we currently own are commercial office buildings, with a limited number of warehouses and manufacturing facilities or some combination thereof; however, we are not limited to such investments.

Piedmont’s stock is not listed on a national exchange. However, Piedmont’s charter initially required Piedmont to begin the process of liquidating its investments and distributing the resulting proceeds to the stockholders if its common stock was not listed on a national securities exchange or over-the-counter market by January 30, 2008 (the “Liquidation Date”). Piedmont’s charter was amended by a majority vote of Piedmont’s stockholders at the annual meeting of stockholders on December 13, 2007, to extend the Liquidation Date from January 30, 2008 to July 30, 2009, and in the board of directors’ discretion, to further extend the Liquidation Date from July 30, 2009 to January 30, 2011.

Employees

As of December 31, 2007, we had 98 full-time employees.

Competition

We compete for tenants based on our high-quality assets in major U.S. markets by fostering strong tenant relationships and by providing efficient, customer-service-oriented services, such as asset management, property management, and construction management services. As the competition for high-credit-quality tenants is intense, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to lease vacant space timely, all of which would adversely impact our results of operations. At the time we elect to acquire additional properties, we will compete with other buyers who are interested in the property, which may result in an increase in the amount that we pay for the property or may result in us ultimately not being able to acquire the property. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers for properties, which may result in our receiving lower proceeds from the disposal or which may result in our not being able to dispose of the property due to the lack of an acceptable return.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2007, no tenant represents more than 10% of our future rental income under non-cancelable leases or 10% of our current year rental revenues. We are not aware of any reason that our current tenants will not be able to pay their contractual rental amounts, in all material respects, as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Web Site Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other filings with the Securities and Exchange Commission (the “SEC”), including any amendments to such filings, may be obtained free of charge from the following Web site, http://www.piedmontreit.com, or directly from the SEC’s Web site at http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

Item 1A.	Risk Factors

Below are some risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. These statements are based on management’s current expectations, beliefs, and assumptions and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in our forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could adversely affect our operations and prospects or which could cause actual results to differ materially from our expectations include, but are not limited to the following risks.

Risks Related to Our Business and Operations

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our large lead tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. Our tenants may experience a change in their business at any time. As a result, our tenants may delay a number of lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. For example, Cingular Wireless exercised its termination option at the Glenridge Highlands II Building in December 2007, with an effective date of December 31, 2008. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2007, our most substantial lead tenants, based on annualized gross rents, were BP Corporation N.A. (approximately 5%), NASA (approximately

4%), and the Leo Burnett Company (approximately 4%). As lead tenants, the revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or as leases expire, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results.

Leases representing approximately 6% of our rentable square feet (including our pro rata share of properties owned by unconsolidated joint ventures) at our properties will expire in 2008, assuming no exercise of early termination rights. We compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties, and we may not be able to renew leases with our existing tenants or we may be unable to re-let space to new tenants if our current tenants do not renew their leases. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition, cash flows, cash available for distribution, value of our common stock, and ability to satisfy our debt service obligations could be materially adversely affected.

We depend on key personnel.

Our continued success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, Donald A. Miller, CFA, Robert E. Bowers, Laura P. Moon, Raymond L. Owens, and Carroll A. Reddic, each of whom would be difficult to replace. Although we have entered into employment agreements with these key members of our executive management team, we cannot provide any assurance that any of them will remain in our employ. Our ability to retain our management group, or to attract suitable replacements should any members of the executive management group leave, is dependent on the competitive nature of the employment market. The loss of services of one or more of these key members of our management team could adversely affect our results of operations and slow our future growth. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel.

We also believe that, as we expand, our future success depends in large part upon our ability to hire and retain highly skilled managerial, investment, financing, operational, and marketing personnel. The current market for such skilled personnel is extremely competitive, and we cannot assure you that we will be successful in attracting and retaining such personnel.

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

We are susceptible to adverse economic or other conditions in the markets in which we operate, such as periods of economic slowdown or recession; the oversupply of, or a reduction in demand for, office properties in a particular area; industry slowdowns; relocation of businesses; and changing demographics. In addition to changes in general, regional, national, and international economic conditions, our operating performance is impacted by the economic conditions of the specific markets in which we have concentrations of properties. Our properties located in Chicago, Washington, D.C., and the New York metropolitan area accounted for approximately 26%, 19%, and 15%, respectively, of our 2007 annualized gross rent. As a result, we are particularly susceptible to adverse market conditions in these particular areas. Any adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local business climate could adversely affect our rental revenues and operating results.

Economic changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) that generally do not decline when circumstances reduce the income from the property. The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

•	changes in the national, regional, and local economic climate, particularly in markets in which we have a concentration of properties;

•	local office market conditions such as changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;

•	the attractiveness of our properties to potential tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	the financial stability of our tenants, including bankruptcies, financial difficulties, or lease defaults by our tenants;

•	changes in operating costs and expenses, including costs for maintenance, insurance, and real estate taxes, and our ability to control rents in light of such changes;

•	the need to periodically fund the costs to repair, renovate, and re-let space;

•	earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and

•	changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment, and taxes.

In addition, periods of economic slowdown or recession, rising interest rates, or declining demand for real estate, or public perception that any of these events may occur, could result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Any of the above factors may prevent us from realizing growth or maintaining the value of our real estate properties.

Future acquisitions of properties may not yield anticipated returns, may result in disruptions to our business, and may strain management resources.

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

In particular, to the extent that we engage in acquisition activities, they will pose the following risks for our ongoing operations:

•

we may acquire properties or other real estate-related investments that are not initially accretive to our results upon acquisition or accept lower cash flows in anticipation of longer term appreciation, and we may not successfully manage and lease those properties to meet our expectations;

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

•

we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination; claims by tenants, vendors or other persons against the former owners of the properties; and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many forces, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot provide any assurances that we will have funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations, thereby limiting our ability to make distributions to stockholders.

In addition, the federal tax code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales or properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may adversely affect our cash flows and our ability to pay distributions on, and the value of, our common stock.

Furthermore, in acquiring a property, we may agree to transfer restrictions that materially restrict our ability to dispose of the property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Although we currently do not have any such agreements, these “lock-up” provisions would further restrict our ability to turn our investments into cash and could affect cash available for distributions. Lock-up provisions also could impair our ability to take actions during the lock-up period that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse impact on the value of our common stock relative to the value that would result if the lock-up provisions did not exist.

Our operating results may suffer because of potential development and construction delays and resultant increased costs and risks.

We may acquire and develop properties, including unimproved real properties, upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development; environmental concerns of governmental entities and/or community groups; and our builders’ ability to build in conformity with plans, specifications, budgeted costs, and timetables. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completing construction also could give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Our real estate development strategies may not be successful.

We will be subject to risks associated with our development activities that could adversely affect our financial condition, results of operations, cash flows, and ability to pay distributions on, and the value of, our common stock, including, but not limited to:

•	development projects in which we have invested may be abandoned and the related investment will be impaired;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other governmental permits and authorizations;

•	we may not be able to obtain land on which to develop;

•	we may not be able to obtain financing for development projects or to obtain financing on favorable terms;

•

construction costs of a project may exceed the original estimates or construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of contract default, the effects of local weather conditions, the possibility of local or national strikes, and the possibility of shortages in materials, building supplies, or energy and fuel for equipment);

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

Our portfolio maintains significant holdings in markets such as Chicago, Washington, D.C., the New York metropolitan area, Boston, and greater Los Angeles, each of which has been, and continues to be, a high risk geographical area for terrorism and threats of terrorism. Future terrorist attacks, such as the attacks that occurred on September 11, 2001, and other acts of terrorism or war would severely impact the demand for, and value of, our properties. Terrorist attacks in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks otherwise disrupt our tenants’ businesses, it may impair their ability to make timely payments under their existing leases with us, which would harm our operating results.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.

We carry comprehensive general liability, fire, extended coverage, business interruption rental loss coverage, and umbrella liability coverage on all of our properties and earthquake, wind, and flood coverage on properties in areas where such coverage is warranted. We believe the policy specifications and insured limits of these policies are adequate and appropriate given the relative risk of loss, the cost of the coverage, and industry practice. However, we may be subject to certain types of losses, those that are generally catastrophic in nature, such as losses due to wars, acts of terrorism and, in some cases, earthquakes, hurricanes, and flooding, that generally are not insured, either because such coverage is not available or is not available at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds policy limits, we could lose a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

In addition, insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA), insurers, but not reinsurers, must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. In some cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

Our current and future joint venture investments could be adversely affected by a lack of sole decision-making authority and our reliance on joint venture partners’ financial condition.

We have historically entered into joint ventures with certain public programs sponsored by our former advisor and with other third parties. In the future we intend to enter into strategic joint ventures with unaffiliated institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. As of December 31, 2007, we owned 12 properties representing approximately 2.6 million rentable square feet through joint ventures. Such joint venture investments involve risks not otherwise present in a wholly owned property, development, or redevelopment project, including the following:

•

in these investments, we do not have exclusive control over the development, financing, leasing, management, and other aspects of the project, which may prevent us from taking actions that are opposed by our joint venture partners;

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

•

such co-venturer may be in a position to take action contrary to our instructions, requests, or policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

•

the possibility that our co-venturer in an investment might become bankrupt, which would mean that we and any other remaining co-venturers would generally remain liable for the joint venture’s liabilities;

•

our relationships with our co-venturers are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at a premium to the value to continue ownership;

•

disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the properties owned by the applicable joint venture to additional risk; or

•

we may, in certain circumstances, be liable for the actions of our co-venturers, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

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

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. Although we believe that our properties are currently in material compliance with these regulatory requirements, we have not conducted an audit or investigation of all of our properties to determine our compliance, and we cannot predict the ultimate cost of compliance with the Americans with Disabilities Act or other legislation. If one or more of our properties is not in compliance with the Americans with Disabilities Act or other legislation, then we would be required to incur additional costs to achieve compliance. If we incur substantial costs to comply with the Americans with Disabilities Act or other legislation, our financial condition, results of operation, cash flow, and our ability to satisfy our debt obligations and to make distributions to our stockholders could be adversely affected.

As the present or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or former real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held entirely responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a property for damages based on personal injury, natural resources, or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Due to the presence of contamination on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants.

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

The cost of defending against claims of liability, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

As the owner of real property, we could become subject to liability for adverse environmental conditions in the buildings on our property.

Some of our properties may contain asbestos-containing building materials. Environmental laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements. In addition, environmental laws and the common law may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos.

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

Some of our tenants may handle regulated substances and wastes as part of their operations at our properties. Environmental laws regulate the handling, use, and disposal of these materials and subject our tenants, and potentially us, to liability resulting from non-compliance with these requirements. The properties in our portfolio also are subject to various federal, state, and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution to stockholders, the per share value of our common stock, and our ability to satisfy our debt service obligations. If our tenants become subject to liability for noncompliance, it could affect their ability to make rental payments to us.

We are and may continue to be subject to litigation, which could have a material adverse effect on our financial condition.

We currently are, and are likely to continue to be, subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make quarterly distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

In addition, we, and various of our present and former directors and officers, are involved in litigation regarding the Internalization and certain related matters described in Item 3 of Part I of this Annual Report on Form 10-K. We believe that the allegations contained in these complaints are without merit and will continue to vigorously defend these actions; however, due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of these matters and, as with any litigation, the risk of financial loss does exist.

Refer to Note 8 of our accompanying consolidated financial statements and Item 3 of Part I of this Annual Report on Form 10-K for additional information regarding the ongoing litigation.

We are subject to stockholder litigation against our board of directors and officers, which could exceed the coverage of our current directors’ and officers’ insurance.

We are subject to several stockholder lawsuits. Although we retain director and officer liability insurance, there is no assurance that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. A successful stockholder claim in excess of our insurance coverage could adversely impact our results of operations and cash flows, impair our ability to obtain new director and officer liability insurance on terms favorable to Piedmont, and/or adversely impact our ability to attract directors and officers.

If we are unable to satisfy the regulatory requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or if our disclosure controls or internal control over financial reporting is not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the value associated with our common stock.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. Although management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the per share value of our common stock, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

As a public company, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), requires that we evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports, as described in Item 9A(T) of Part II of this Annual Report on Form 10-K. In addition, Section 404 also requires our independent registered public accounting firm to attest to, and report on, our internal control over financial reporting, beginning with the year ending December 31, 2008.

Risks Related to Conflicts of Interest

Our Chief Executive Officer and our Chief Financial Officer will be subject to certain conflicts of interest with regard to enforcing the indemnification provisions contained in the merger agreement and enforcing some of the agreements entered into by us in connection with the Internalization.

Donald A. Miller, CFA, our Chief Executive Officer, President, and a director; and Robert E. Bowers, our Chief Financial Officer, Executive Vice President, Treasurer and Secretary, each received beneficial economic interests in our common stock through their respective approximately 1% ownership interest in Wells Advisory Services I, LLC. (“WASI”), which received 19,546,302 in shares of our common stock (then valued at approximately $175 million) as a result of the Internalization. These shares are subject to an 18-month lock-up period (subject to extension under certain conditions) during which they may not be sold or otherwise transferred. Certain provisions of the merger agreement and many of the ancillary agreements that were executed in connection with the Internalization have significant financial impacts on WASI. In particular, Messrs. Miller and Bowers are subject to conflicts of interest in connection with the enforcement against WASI of indemnification obligations under the merger agreement, the enforcement of a pledge and security agreement, and the release of 162,706 escrowed shares of our common stock issued to WASI under an escrow agreement. The enforcement of these agreements could have a negative effect on WASI and, therefore, could adversely affect the financial interests of Messrs. Miller and Bowers. The economic interests of Messrs. Miller and Bowers in WASI could compromise their judgment with respect to the enforcement of our agreements with WASI.

Our independent directors serve as directors and/or trustees of entities sponsored by our former advisor with whom we entered into contractual arrangements relating to the Internalization. Those relationships could affect their judgment with respect to enforcing the agreements we entered into in connection with the Internalization.

Several of our independent directors serve as directors and/or trustees of entities sponsored by our former external advisor, with whom we entered into contractual arrangements relating to the Internalization. Donald S. Moss, one of our independent directors, is a director of Wells Timberland REIT, and all of our current independent directors, with the exception of Wesley E. Cantrell, are trustees of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which includes as its series the Wells Dow Jones Wilshire U.S. REIT Index Fund and the Wells Dow Jones Wilshire Global RESI Index Fund. Our independent directors have no financial interest in the entities that have contractual obligations to us relating to the Internalization. Nevertheless, the relationship of several of our independent directors to entities sponsored by our former advisor could affect their judgment with respect to enforcing the agreements we entered into in connection with the Internalization.

Risks Related to Our Organization and Structure

There is no public trading market for our common stock; therefore, it will be difficult for our stockholders to sell their shares.

There is no current public market for our common stock, as our common stock is not currently listed on a national securities exchange or quoted on The NASDAQ Stock Market, Inc. Stockholders may not sell their shares unless the purchaser meets the applicable suitability and minimum purchase requirements. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share redemption program includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us, and our board of directors may amend, suspend, or terminate our share redemption program at any time upon 30 days’ notice and may suspend it without notice in certain circumstances. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it may be at a discount to the price he or she originally paid for such shares. It also is likely that our shares would not be accepted as the primary collateral for a loan. Our shares of common stock should only be viewed as a long-term investment due to the illiquid nature of our shares.

We have limited experience operating as a self-advised REIT, which makes our future performance and the performance of your investment difficult to predict. As a result of the Internalization, we may be exposed to risks which we have not historically encountered.

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

To qualify as a REIT, we must, among other things, distribute to our stockholders each year at least 90% of our REIT taxable income (excluding any net capital gains). In order to eliminate federal income tax, we will be required to distribute annually 100% of our net taxable income (including capital gains). Consequently, we are largely dependent on external sources of capital to fund our development and acquisition activities. Further, in order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, or required debt or amortization payments. We have access to capital through our dividend reinvestment plan and our $500 million revolving variable rate unsecured credit facility (the “$500 Million Unsecured Facility”). Our access to additional third-party sources of capital is dependent upon a number of factors, including general market conditions and competition from other real estate companies. Debt capital may not be available at reasonable rates. To the extent that capital is not available to acquire or develop properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in our not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition.

Our organizational documents contain provisions that may have an anti-takeover effect, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or otherwise benefit our stockholders.

Our charter and bylaws contain provisions that may have the effect of delaying, deferring, or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing value or otherwise be in the best interest of our stockholders. These provisions include limitations on the ownership of our common stock, advance notice requirements for stockholder proposals, and our board of directors’ power to reclassify shares of common stock and issue additional shares of common stock or preferred stock.

Our charter limits the number of shares a person may own, which may discourage a takeover that could result in a premium price for our common stock or otherwise benefit our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our board of directors, no person may actually or constructively own more than 9.8% of our outstanding common stock, which may inhibit large investors from desiring to purchase our shares. This restriction may have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our board of directors can take many actions without stockholder approval.

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•

within the limits provided in our charter, prevent the ownership, transfer, and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interest of us and our stockholders;

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

•	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

•

classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights, and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	employ and compensate affiliates;

•	direct our resources toward investments that do not ultimately appreciate over time;

•	change creditworthiness standards with respect to our tenants;

•	change our investment or borrowing policies;

•	determine that it is no longer in our best interest to attempt to qualify, or to continue to qualify, as a REIT; and

•	suspend or modify the share redemption program and dividend reinvestment plan.

Any of these actions could increase our operating expenses, impact our ability to make distributions, or reduce the value of our assets without giving you, as a stockholder, the right to vote.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders, which may discourage a third party from acquiring us in a manner that could result in a premium price for our common stock or otherwise benefit our stockholders.

Our board of directors could, without stockholder approval, issue authorized but unissued shares of our common stock or preferred stock and amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. In addition, our board of directors could, without stockholder approval, classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights, and other terms of such classified or reclassified shares. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority with respect to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock also could have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock, or otherwise be in the best interest of our stockholders.

Our board of directors could adopt the limitations available under Maryland law on changes in control that could have the effect of preventing transactions in the best interest of our stockholders.

Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing value of such shares, including:

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

Additionally, Title 3, Subtitle 8 of the Maryland General Corporation Law (“MGCL”), permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently employ. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring, or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current value.

Our charter, our bylaws, the limited partnership agreement of our operating partnership, and Maryland law also contain other provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. In addition, the employment agreements with our named executive officers contain, and grants under our incentive plan also may contain, change-in-control provisions that might similarly have an anti-takeover effect, inhibit a change of our management, or inhibit in certain circumstances tender offers for our common stock or proxy contests to change our board.

Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce our recovery and our stockholders’ recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith in a manner he reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property, or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property, or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our directors and officers (as well as by our employees and agents) in some cases.

If we are required to register as an investment company under the Investment Company Act of 1940 (“Investment Company Act”), the return to our stockholders would be reduced; if we become an unregistered investment company, we could not continue our business.

We are not registered as an investment company under the Investment Company Act, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, recordkeeping, voting, proxy disclosure, and other rules and regulations that would significantly increase our operating expenses.

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

Our share redemption program limits the amount of shares that may be redeemed in any given calendar year. Subject to funds being available, we currently limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. In addition, the board of directors may set aside and reserve an amount determined annually by the board not to exceed 20% of the funds available for redemption during each calendar year for (1) redemptions upon the death of a stockholder (“redemptions upon death”), and (2) redemptions for certain stockholders to satisfy required minimum distribution requirements as set forth under Sections 401(a)(9), 403(b)(10), 408(a)(6), 408(b)(3), and 408(A)(c)(5) of the Internal Revenue Code of 1986, as amended (“required minimum distribution redemptions”), which will have the effect of reducing the amount of funds otherwise available for other redemption requests. In addition, stockholders must have held their shares for a period of one year prior to submitting a redemption request. Finally, our board of directors can suspend the share redemption program immediately under certain conditions. Therefore, our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program.

We may face additional risks and costs associated with directly managing properties occupied by government tenants.

We currently own ten properties where some or all of the tenants at such properties are federal government agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. In addition, there are certain additional requirements relating to the potential application of certain equal opportunity provisions and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor, the legal entity that is the lessor under a lease with a federal government agency, include whether such company and the government contractor are under common ownership, have common management, and are under common control. As a result of the Internalization, we own the entity that is the government contractor and the property manager, increasing the risk that such Equal Employment Opportunity Commission requirements and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.

If the fiduciary of an employee pension benefit plan subject to the Employee Retirement Income Security Act (“ERISA”) (such as a profit-sharing, Section 401(k), or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code of 1986, as amended (the “Code”) as a result of an investment in our stock, the fiduciary could be subject to civil and criminal penalties.

There are special considerations that apply to a pension or profit-sharing trust or Individual Retirement Account (“IRA”) investing in our shares. Fiduciaries investing the assets of a pension, profit-sharing, Section 401(k), or other qualified retirement plan, or the assets of an IRA, in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code; and

•	the investment will not impair the liquidity of the plan or IRA.

Our distributions to stockholders may change.

For the years ended December 31, 2006 and 2007, we paid aggregate cash dividends in the amount of $0.5868 per share, respectively. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will depend upon a number of factors, including:

•	cash available for distribution;

•	our results of operations;

•	our financial condition, especially in relation to our anticipated future capital needs of our properties;

•	the level of reserves we establish for future capital expenditures;

•	the distribution requirements for REITs under the Code;

•	the level of distributions paid by listed REITs;

•	our operating expenses; and

•	other factors our board of directors deems relevant.

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

We are dependent upon our former advisor for information technology support services.

We are currently party to a Support Services agreement with our former advisor under which our former advisor provides, among other things, information technology support. If our former advisor were to suffer a significant adverse change in its operations, whether financial, physical, or otherwise, our operations could be adversely impacted as well.

Income Tax Risks

Our failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We are owned and operated in a manner intended to qualify us as a REIT for U.S. federal income tax purposes; however, we do not have a ruling from the Internal Revenue Service (“IRS”) as to our REIT status. In addition, we own all of the common stock of a subsidiary that has elected to be treated as a REIT, and if our subsidiary REIT were to fail to qualify as a REIT, it is possible that we also would fail to qualify as a REIT unless we (or the subsidiary REIT) could qualify for certain relief provisions. Our qualification and the qualification of our subsidiary REIT, as a REIT will depend on satisfaction, on an annual or quarterly basis, of numerous requirements set forth in highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. A determination as to whether such requirements are satisfied involves various factual matters and circumstances not entirely within our control. The fact that we hold substantially all of our assets through our operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. No assurance can be given that we, or our subsidiary REIT, will qualify as a REIT for any particular year.

If we, or our subsidiary REIT, were to fail to qualify as a REIT in any taxable year for which a REIT election has been made, the non-qualifying REIT would not be allowed a deduction for dividends paid to its stockholders in computing our taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. Moreover, unless the non-qualifying REIT were to obtain relief under certain statutory provisions, the non-qualifying REIT also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the years involved. As a result of such additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax.

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

We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate tax obligations; however, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between taxable income and available cash, such as real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, in order to comply with REIT requirements. Any such actions could increase our costs and reduce the value of our common stock. Further, we may be required to make distributions to our stockholders when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with REIT qualification requirements may, therefore, hinder our ability to operate solely on the basis of maximizing profits.

In addition, we own interests in a certain taxable REIT subsidiary (“TRS”) that is subject to federal income taxation and we and our subsidiaries may be subject to state and local taxes on our income or property.

We face possible adverse changes in tax laws including changes to state’s treatment of REITs and their stockholders, which may result in an increase in our tax liability.

From time to time changes in state and local tax laws or regulations are enacted, including changes to a state’s treatment of REITs and their stockholders, which may result in an increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends.

We may face additional risks by reason of the Internalization.

As a result of the Internalization, we acquired all of the business and assets of two existing C corporations which had previously performed advisory and management functions for us and others in a transaction in which we would have succeeded to the C corporation’s earnings and profits. Under the Code, earnings and profits attributable to a C corporation must be distributed before the end of the REIT’s tax year in order for the REIT to maintain its qualification as a REIT. Both of the existing C corporations acquired by merger had earnings and profits; however, immediately prior to the consummation of the merger transactions, each such corporation distributed an amount represented to be equal to or in excess of its respective amount of earnings and profits. The amounts distributed were determined in reliance upon calculations of earnings and profits prepared by our former advisor based on management representations and financial information as to the operations of the two C corporations. If the IRS were to assert successfully that such calculations were inaccurate, resulting in one or both of the entities surviving the merger being deemed to have retained earnings and profits from non-REIT years, then we could be disqualified from being taxed as a REIT unless we were able to make a distribution of the re-determined amount of excess earnings and profits within 90 days of the final determination thereof. In order to make such a distribution, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us.

Moreover, due to the acquisition of certain property management contracts pursuant to the Internalization, a portion of the income derived from such contracts will not qualify for purposes of the 75% and 95% income tests required for qualification as a REIT. The IRS may assert also that a portion of the assets acquired pursuant to the merger transactions does not qualify for purposes of the assets tests required for qualification as a REIT. In this regard, we believe that neither the amounts of non-qualifying income nor the value of non-qualifying assets acquired, when added to our calculations of other non-qualifying income or assets, will be sufficient to cause us to fail to satisfy any of such tests required for REIT qualification. No assurance can be given, however, that the IRS will not successfully challenge our calculations of the amount of non-qualifying income earned by us or the value of non-qualifying assets held by us in any given year or that we will qualify as a REIT for any given year.

If the discounts made available to participants in our dividend reinvestment plan were deemed to be excessive, our ability to pay distributions to our stockholders and our status as a REIT could be adversely affected.

We are required to distribute to our stockholders each year at least 90% of our REIT taxable income in order to qualify for taxation as a REIT. In order for distributions to be treated as distributed for purposes of this test, we must be entitled to a deduction for dividends paid to our stockholders within the meaning of Section 561 of the Code with respect to such distributions. Under this Code section, we will be entitled to such deduction only with respect to dividends that are deemed to be non-preferential, i.e., pro rata amongst, and without preference to any of, our common stockholders. The IRS has issued a published ruling which provides that a discount in the purchase price of a REIT’s newly-issued shares in excess of 5% of the stock’s fair market value is an additional benefit to participating stockholders, which may result in a preferential dividend for purposes of the 90% distribution test. Our dividend reinvestment plan offers participants the opportunity to acquire newly-issued shares of our common stock at a discount intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS; however, the fair market value of our common stock prior to its listing on a national securities exchange has not been susceptible to a definitive determination. Accordingly, the IRS could take the position that the fair market value of our common stock was greater than the value determined by us for purposes of the dividend reinvestment plan, resulting in purchase price discounts greater than 5%. In such event, we may be deemed to have failed the 90% distribution test for REIT qualification status, and our status as a REIT could be terminated for the year in which such determination is made.

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

The IRS could recharacterize transactions consummated by our operating partnership, which could result in the income realized on certain transactions being treated as gain realized from the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this were to occur, our ability to make cash distributions to our stockholders would be adversely affected. Moreover, our operating partnership may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we can give you no assurance that the IRS will not attempt to challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, the amount of our REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement for a taxable year. We also might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status.

Even if we maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes which would reduce our cash available for distribution to our stockholders. As noted, net income from a “prohibited transaction” is subject to a 100% tax. If we are not able to make sufficient distributions, we will be subject to excise tax. Further, we may decide to retain certain gains realized from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We also may be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. In addition, any net taxable income earned directly by our TRS that we utilize to hold an interest in our operating partnership will be subject to U.S. federal and state corporate income tax. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Legislative or regulatory action could adversely affect our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our common stock. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in common stock.

Risks Associated with Debt Financing

We have incurred and are likely to continue to incur mortgage and other indebtedness, which may increase our business risks.

As of December 31, 2007, we had total outstanding indebtedness of approximately $1.3 billion, of which $89.0 million is outstanding under our $500 Million Unsecured Facility. In addition, we have remaining capacity under our $500 Million Unsecured Facility that we may draw on at any time (and such $500 Million Unsecured Facility is expandable up to $1 billion based on the applicable lenders’ consent). We are likely to incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock either through our existing share redemption program or through other liquidity programs that our board of directors may authorize if conditions warrant or to fund future distributions to our stockholders. Significant borrowings by us increase the risks of an investment in us. For example, if there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although no such instances exist as of December 31, 2007, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income, and the amount of cash distributions we can make.

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

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our distribution and operating policies and our ability to incur additional debt. Loan documents evidencing our existing indebtedness contain, and loan documents entered into in the future, will likely contain certain operating covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, these agreements contain financial covenants, including certain coverage ratios and limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets, and engage in mergers and consolidations and certain acquisitions. Covenants under our existing indebtedness do, and under any future indebtedness likely will, restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Increases in interest rates would increase the amount of our variable-rate debt payments and could limit our ability to pay dividends to our stockholders.

As of December 31, 2007, $89.0 million of our approximately $1.3 billion of indebtedness was subject to floating interest rates. Increases in interest rates will increase our interest costs associated with any draws that we may make on our $500 Million Unsecured Facility, which would reduce our cash flows and our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2007.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2007, we own interests in 83 properties. Of these properties, 71 are wholly owned; four properties are owned through consolidated joint ventures; and the remaining eight properties are owned through unconsolidated joint ventures with affiliates of our former advisor. The majority of assets are commercial office buildings located in 23 states and the District of Columbia. As of December 31, 2007, our properties were approximately 94% leased with an average lease term remaining of approximately six years.

Property Statistics

The tables below include statistics for properties that we own directly and through our consolidated joint ventures, as well as for our respective ownership interests in properties that we own through our unconsolidated joint ventures. The following table shows lease expirations of our portfolio as of December 31, 2007, during each of the next sixteen years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Annualized Gross Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Gross Rent
Vacant	$—	1,374	0%
2008	34,717	1,192	6%
2009	26,579	997	5%
2010	61,080	2,236	12%
2011	90,403	3,879	17%
2012	91,973	2,896	17%
2013	55,235	1,855	10%
2014	31,357	1,252	6%
2015	26,078	889	5%
2016	25,457	1,015	5%
2017	9,459	284	2%
2018	20,482	765	4%
2019	19,415	737	4%
2020	6,295	282	1%
2021	1,390	36	0%
2022	6,597	317	1%
2023	11,769	761	2%
Thereafter	15,056	481	3%

	$533,342	21,248	100%

The following table shows the geographic diversification of our portfolio as of December 31, 2007.

Location	2007 Annualized Gross Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Gross Rent
Chicago	$136,269	5,011	26%
Washington, D.C.	99,083	2,816	19%
New York	79,279	3,250	15%
Los Angeles	34,413	1,133	7%
Minneapolis	29,244	1,231	6%
Dallas	26,730	1,274	5%
Boston	24,356	582	4%
Detroit	21,419	972	4%
Atlanta	15,591	615	3%
Philadelphia	11,769	761	2%
Phoenix	8,809	567	2%
Houston	8,283	313	1%
Nashville	7,331	423	1%
Austin	5,967	195	1%
Other*	24,799	2,105	4%

	$533,342	21,248	100%

*	Not more than 1% is attributable to any individual geographic region.

The following table shows the tenant industry diversification of our portfolio as of December 31, 2007.

Industry	2007 Annualized Gross Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2007 Annualized Gross Rent
Governmental Agencies	$79,567	2,254	15%
Business Services	74,112	2,732	14%
Depository Institutions	45,908	1,831	9%
Insurance Carriers	30,483	1,440	6%
Petroleum Refining & Related Industries	25,485	783	5%
Legal Services	25,007	790	5%
Chemicals and Allied Products	23,234	725	4%
Communications	23,132	858	4%
Nondepository Credit Institutions	21,169	912	4%
Electronic & Other Electrical Equipment, except Computer	19,061	860	4%
Transportation Equipment	18,660	630	3%
Food & Kindred Products	17,915	482	3%
Other*	129,609	6,951	24%

	$533,342	21,248	100%

*	Not more than 3% is attributable to any individual tenant industry.

The following table shows the tenant diversification of our portfolio as of December 31, 2007.

Location	2007 Annualized Gross Rent (in thousands)	Percentage of 2007 Annualized Gross Rent
BP Corporation N.A.	$25,230	5%
NASA	22,293	4%
Leo Burnett Company	19,723	4%
Nestle	17,882	3%
sanofi-aventis	16,785	3%
Kirkland & Ellis, LLP	16,038	3%
U.S. Bancorp	15,559	3%
OCC	13,984	3%
Winston & Strawn	13,868	3%
Independence Blue Cross	11,769	2%
State of New York	11,188	2%
Nokia	11,081	2%
DDB Needham	10,316	2%
Cingular Wireless(1)	10,120	2%
Zurich American	10,023	2%
Lockheed Martin	9,254	2%
U.S. National Park Service	8,960	2%
State Street Bank	8,880	2%
Department of Defense	7,426	1%
Arthur J. Gallagher	6,782	1%
Citicorp	6,766	1%
Other*	259,415	48%

	$533,342	100%

(1)	Cingular Wireless executed an option to terminate its lease effective December 2008.
*	Not more than 1% is attributable to any individual tenant.

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures with affiliates of our former advisor or others not otherwise affiliated with our former advisor or us. In addition, certain of our properties are subject to ground leases and certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details properties subject to ground leases and held as collateral for debt facilities as of December 31, 2007.

ITEM 3.	LEGAL PROCEEDINGS

Assertion of Legal Action

Washtenaw County Employees Retirement System v. Piedmont Office Realty Trust, Inc., et al. (currently under a motion to dismiss)

On March 12, 2007, a stockholder filed a purported class action and derivative complaint in the United States District Court for the District of Maryland against, among others, Piedmont, our previous advisors, and our officers and directors prior to the closing of the Internalization. The complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the proxy statement filed with the SEC on February 26, 2007.

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

On April 9, 2007, the court denied the plaintiff’s motion for an order enjoining the Internalization. On April 17, 2007, the court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel.

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

Washtenaw County Employees Retirement System v. Piedmont Office Realty Trust, Inc., et al.

On October 25, 2007, the same stockholder mentioned above filed a second purported class action in the United States District Court for the Northern District of Georgia against us and our board of directors. The complaint attempts to assert class action claims on behalf of (i) those persons who were entitled to tender their shares pursuant to the tender offer filed with the SEC by Lex-Win Acquisition LLC on May 25, 2007, and (ii) all persons who are entitled to vote on the proxy statement filed with the SEC on October 16, 2007.

The complaint alleges, among other things, violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. In addition, the complaint alleges that defendants have also breached their fiduciary duties owed to the proposed classes.

On December 26, 2007, the plaintiff filed a motion seeking that the court designate it as lead plaintiff and its counsel as class lead counsel. As of the date of this filing, the court has not ruled on this motion.

As of the date of this filing, the time for responding to the complaint has not yet passed. Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

Donald and Donna Goldstein, Derivatively on behalf of Nominal Defendant Piedmont Office Realty Trust, Inc. v. Leo F. Wells, III, et al. (dismissed on March 13, 2008)

On August 24, 2007, two of our stockholders filed a putative shareholder derivative complaint in the Superior Court of Fulton County, State of Georgia, on behalf of us against, among others, one of our previous advisors, and a number of our current and former officers and directors.

The complaint alleges, among other things, (i) that the consideration paid as part of the Internalization of our previous advisors was excessive; (ii) that the defendants breached their fiduciary duties to us; and (iii) that the Internalization transaction unjustly enriched the defendants.

The complaint seeks, among other things, (i) a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at the expense of us; (ii) monetary damages equal to the amount by which we have been damaged by the defendants; (iii) an order awarding us restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; (iv) an order directing the defendants to respond in good faith to offers which are in the best interest of us and our stockholders and to establish a committee of independent directors or an independent third party to evaluate strategic alternatives and potential offers for us, and to take steps to maximize our and the stockholders’ value; (v) an order directing the defendants to disclose all material information to our stockholders with respect to the Internalization transaction and all offers to purchase us and to adopt and implement a procedure or process to obtain the highest possible price for the stockholders; (vi) an order rescinding, to the extent already implemented, the Internalization transaction; (vii) the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct; and (viii) an award to the plaintiffs of costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

On October 24, 2007, the court entered an order staying discovery until further order of the court. On October 26, 2007, the lawsuit was transferred to the Business Case Division of the Fulton County Superior Court. On October 31, 2007, we moved to dismiss this lawsuit.

After a status conference on November 15, 2007, the court amended the order staying discovery and ruled that the plaintiffs could engage in limited, written, fact discovery regarding the Demand Review Committee of our board of directors’ actions with regard to the plaintiffs’ demand upon Piedmont. We have responded to the limited discovery requested by the plaintiff.

On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to our motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008.

On March 13, 2008, the court granted the motion to dismiss this complaint.

Other Legal Matters

We are from time to time a party to other legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition. We are not aware of any such legal proceedings contemplated by governmental authorities. In addition, no legal proceedings were terminated during the fourth quarter of 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On December 13, 2007, we held the annual meeting of stockholders in Norcross, Georgia.

(b)	Our stockholders elected the following individuals to our board of directors: W. Wayne Woody; Michael R. Buchanan; Wesley E. Cantrell; William H. Keogler, Jr.; Donald S. Moss; Donald A. Miller, CFA.

(c)	Our stockholders also voted on the following proposals:

1)	election of six directors to hold office for one-year terms expiring in 2008 (the “Election of Directors Proposal”);

2)	amendment of Piedmont’s charter to extend the date by which Piedmont must begin an orderly process of liquidation if Piedmont has not listed its common shares on a national securities exchange from January 30, 2008 to July 30, 2009, and in the board of directors’ discretion, to further extend the Liquidation Date from July 30, 2009 to January 30, 2011 (the “Extension Proposal”); and

3)	approval of an adjournment or postponement of the annual meeting, including if necessary, to solicit additional proxies in favor of the proposals outlined above, if there was not sufficient votes for either of the proposals (the “Additional Solicitation of Proxies Proposal”).

Name	Number of Shares Voted For	% of Shares Cast	Number of Shares Withheld	% of Shares Cast
Election of Directors Proposal:
W. Wayne Woody	346,865,205	93.7%	23,457,127	6.3%
Michael R. Buchanan	346,974,484	93.6%	23,347,848	6.4%
Wesley E. Cantrell	346,769,510	93.7%	23,552,822	6.3%
William H. Keogler, Jr.	346,925,307	93.7%	23,397,025	6.3%
Donald S. Moss	346,711,763	93.6%	23,471,880	6.4%
Donald A. Miller, CFA	346,850,452	93.7%	23,024,536	6.3%

Name	Number of Shares Voted For	% of Shares Cast	Number of Shares Voted Against	% of Shares Cast	Number of Shares Abstained	% of Shares Cast
Extension Proposal	290,304,027	78.4%	72,031,384	19.5%	7,986,921	2.2%
Additional Solicitation of Proxies Proposal	286,397,269	77.3%	73,234,132	19.8%	10,690,931	2.9%

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Overview

As of February 29 2008, we had approximately 481.7 million shares of common stock outstanding held by a total of approximately 105,000 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. Under our articles of incorporation, certain restrictions are imposed on the ownership and transfer of shares.

We prepare annual statements of estimated net asset value of our common stock to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to investments in our common shares. We recently performed a valuation as of December 31, 2007 for this purpose. As a result of this valuation, on March 25, 2008, our board determined that the estimated net asset value of our shares of common stock for this purpose was $8.70 per share, based primarily on (1) the appraised value of our real estate assets as of December 31, 2007, and (2) consideration of the value of our other assets and liabilities as of December 31, 2007.

This estimated net asset value per share is only an estimate, and is based upon a number of assumptions and estimates, which may not be accurate or complete. There were no liquidity discounts applied to this estimated valuation. Further, this should not be viewed as the amount you would receive in the event that we were to list our shares in the future, to liquidate our assets and distribute the proceeds from such transaction to our stockholders or to complete a strategic transaction such as a sale of Piedmont. An investment in shares of Piedmont is illiquid because there is no current public market for the shares and, therefore, it can be difficult to sell the shares. Further, real estate markets fluctuate, and real estate values can decline in the future. For these reasons, you should not assume that you will be able to obtain this estimated share value for your shares, either currently or at any time in the future.

As our stock is currently not listed on a national exchange, there is no established public trading market for our stock. Consequently, there is the risk that you may not be able to sell our stock at a time or price acceptable to you. Our board has authorized a share redemption program for investors who have held their shares for more than one year, subject to the limitations of that program. However, there can be no assurance that you will be able to redeem your shares under the share redemption program. See “Item 1A. Risk Factors. – Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program.”

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. Dividends will be made to those stockholders who are stockholders as of the dividend record dates.

Quarterly dividend distributions paid to our stockholders during the years ended December 31, 2007 and 2006 are presented below:

	2007
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$68,344	$70,972	$71,613	$72,267	$283,196
Per-share investment income	$0.0815	$0.0815	$0.0815	$0.0815	$0.3260	56%
Per-share return of capital	$0.0534	$0.0534	$0.0534	$0.0534	$0.2136	36%
Per-share capital gains	$0.0118	$0.0118	$0.0118	$0.0118	$0.0472	8%

Total per-share distribution	$0.1467	$0.1467	$0.1467	$0.1467	$0.5868	100%

	2006
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$67,439	$67,264	$67,153	$67,719	$269,575
Per-share investment income	$0.0970	$0.0970	$0.0970	$0.0970	$0.3880	66%
Per-share return of capital	$0.0373	$0.0373	$0.0373	$0.0373	$0.1492	25%
Per-share capital gains	$0.0124	$0.0124	$0.0124	$0.0124	$0.0496	9%

Total per-share distribution	$0.1467	$0.1467	$0.1467	$0.1467	$0.5868	100%

Securities Authorized for Issuance Under Equity Compensation Plans

Effective April 16, 2007, our board of directors suspended the Director Option Plan and the Director Warrant Plan. Outstanding awards will continue to be governed by the terms of those plans; however, all future awards will be made under the 2007 Omnibus Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	34,619	(1)	$12.00	—
Equity compensation plans not approved by security holders	—		—	—

Total	34,619		$12.00	—

(1)	Effective March 25, 2008, the Director Warrant Plan was terminated, and all outstanding warrants (3,619) were cancelled.

Redemptions of Common Stock

Our board of directors has adopted a share redemption program, as announced in December 1999 and as subsequently amended from time to time, which provides stockholders with the opportunity to have their shares redeemed after they have held them for a period of one year for a purchase price equal to the lesser of (1) $10 per share, or (2) the purchase price per share that they actually paid for their shares of the Company, less in both instances any amounts previously distributed to them attributable to special distributions of net sales proceeds from the sale of our properties (currently $1.62 per share). Redemptions under the program are currently limited as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan.

During the quarter ended December 31, 2007, we redeemed shares pursuant to our share redemption program (in thousands, except per-share data) as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares Available that May Yet Be Redeemed Under the Program
October 1 2007 to October 31, 2007	—	—	—	$140,964
November 1, 2007 to November 30, 2007	—	—	—	$140,964
December 1, 2007 to December 31, 2007	7,974	$8.38	7,974	$74,142	(1)

(1)

The maximum dollar amount remaining as of December 31, 2007 for redemptions pursuant to our share redemption program in future periods is approximately $166.9 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. However, due to additional program restrictions, the pool of shares available for all redemptions in each calendar year (including ordinary, redemptions upon death, and required minimum distribution redemptions) is recalculated on January 1st of each year. As a result of this annual calculation, the total shares available for redemptions during the period January 1, 2008 to December 31, 2008 will be approximately 24.1 million shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2007	2006	2005		2004	2003
Statement of Income Data(1):
Total revenues(1)	$593,249	$571,363	$559,818		$543,708	$314,964
Property operating costs	212,178	197,511	187,230		173,649	100,357
Asset and property management fees—related-party and other	12,674	29,401	27,286		23,168	11,878
Depreciation and amortization	170,872	163,572	150,138		138,975	94,855
General and administrative expenses	29,116	18,446	17,941		18,003	9,027
Income from continuing operations(1)	$112,062	$96,870	$131,766		$157,697	$91,227

Cash Flows:
Cash flows from operations	$282,527	$278,948	$270,887		$328,753	$237,238
Cash flows (used in) provided by investing activities	$(71,157)	$(188,400)	$691,690		$(253,342)	$(2,208,437)
Cash flows (used in) provided by financing activities	$(190,485)	$(95,390)	$(953,273	)(3)	$(89,009)	$1,979,216
Dividends paid	$(283,196)	$(269,575)	$(286,643)		$(326,372)	$(219,121)

Per-Share Data:
Per weighted-average common share data:
Income from continuing operations per share—basic	$0.23	$0.21	$0.29		$0.34	$0.28
Income from continuing operations per share—diluted	$0.23	$0.21	$0.29		$0.34	$0.28
Dividends declared	$0.5868	$0.5868	$0.6151		$0.7000	$0.7000
Weighted-average shares outstanding—basic	482,093	461,693	466,285		466,061	324,092
Weighted-average shares outstanding—diluted	482,267	461,693	466,285		466,061	324,092

Balance Sheet Data (at period end):
Total assets	$4,579,746	$4,450,690	$4,398,350		$5,123,689	$4,925,292
Total stockholders’ equity	$2,880,445	$2,850,697	$2,989,147		$3,699,600	$3,962,406
Outstanding debt	$1,301,530	$1,243,203	$1,036,312		$890,182	$612,514
Outstanding long-term debt	$1,267,099	$1,125,295	$1,012,654		$888,622	$500,167
Obligations under capital leases	—	—	—		$64,500	$64,500

Funds from Operations Data(2):
Net Income	$133,610	$133,324	$329,135		$209,722	$120,685
Add:
Depreciation of real estate assets—wholly owned properties	95,081	95,296	91,713		97,425	107,012
Depreciation of real estate assets—unconsolidated partnerships	1,440	1,449	1,544		2,918	3,399
Amortization of lease costs—wholly owned properties	76,143	72,561	67,115		65,314	9,325
Amortization of lease costs—unconsolidated partnerships	1,089	1,103	1,232		1,242	331
Subtract:
Gain on sale—wholly owned properties	(20,680)	(27,922)	(177,678)		(11,489)	—
(Gain) loss on sale—unconsolidated partnerships	(1,129)	5	(11,941)		(1,842)	165

Funds from operations(2)	$285,554	$275,816	$301,120	(4)	$363,290	$240,917

(1)	Prior period amounts have been adjusted to conform with the current period presentation, including classifying revenues from sold properties as discontinued operations for all periods presented.
(2)

Although net income calculated in accordance with generally accepted accounting principles (“GAAP”) is the starting point for calculating FFO, FFO is a non-GAAP financial measure and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO is a beneficial indicator of the performance of an equity REIT. Specifically, FFO calculations exclude factors such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. NAREIT currently defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after the same adjustments for unconsolidated partnerships and joint ventures. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do.

(3)	Includes special distribution of net sales proceeds from the April 2005 27-property disposition of approximately $748.5 million.
(4)	In April 2005, we disposed of 27 properties.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006, and 2005 included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a real estate investment company engaged in the investment and management of commercial real estate located throughout the United States. We operate as a real estate investment trust for federal income tax purposes.

Since our formation in 1997, we have completed four public offerings of common stock. Combined with our dividend reinvestment plan, these offerings have raised approximately $5.5 billion in total offering proceeds. The proceeds from these sales of common stock, net of offering costs and other expenses, were used primarily to fund the acquisition of real estate properties and certain capital expenditures identified at the time of acquisition. Our most recent public offering closed in July 2004. Accordingly, our only current sources of capital are (i) cash generated from operations, (ii) proceeds from the sale of shares issued under our dividend reinvestment plan, (iii) borrowings under our existing $500 Million Unsecured Facility or future debt facilities, and (iv) proceeds from selective dispositions.

As of December 31, 2007, we owned and operated 83 properties, directly or through joint ventures, which comprise approximately 21.2 million square feet and are located in 23 states and the District of Columbia. As of December 31, 2007, the properties in our portfolio were approximately 94% leased.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in our Form 10-K, other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Liquidity and Capital Resources

On August 31, 2007, we entered into the $500 Million Unsecured Facility, which is expandable up to $1.0 billion with consent of the applicable lender. As of December 31, 2007, there was $89.0 million outstanding on the $500 Million Unsecured Facility, along with outstanding letters of credit totaling approximately $5.4 million and, accordingly, approximately $405.6 million was available for future borrowing.

We intend to use cash flows generated from operation of our properties, proceeds from our dividend reinvestment plan, and our $500 Million Unsecured Facility as our primary sources of immediate and long-term liquidity. In addition, we expect distributions from our existing unconsolidated joint ventures, proceeds from potential additional joint ventures and selective dispositions of properties, and other financing opportunities afforded to us by our relatively low leverage and quality asset base to provide additional sources of funds.

We had anticipated an additional source of funding in 2007 from our listing on a national exchange as well as a concurrent $300 million equity offering, as evidenced by the filing of a Registration Statement on Form S-11 dated May 23, 2007. However, the disruption in both the equity and debt markets during the second half of 2007 led to a postponement of the offering in September 2007.

We anticipate that our primary future capital requirements will include, but not be limited to, making scheduled debt service payments, and funding renovations, expansions, and other significant capital improvements for our existing portfolio of properties, as well as the acquisition of additional properties or real estate-related investments. Over the next few years, we anticipate funding significant capital expenditures for the properties currently in our portfolio. These expenditures include specifically identified building improvement projects (including amounts set forth in the Contractual Commitments and Contingencies table below), as well as projected amounts for tenant improvements and leasing commissions related to projected re-leasing, which are subject to change as market and tenant conditions dictate.

In addition, we currently expect to use a substantial portion of our future net cash flows generated from operations to pay dividends and fund share redemption requests pursuant to our share redemption program.

The amount of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, and (iii) our determination of near-term cash needs for acquisitions of new properties, capital improvements, tenant re-leasing, debt repayments, existing or future share redemptions or repurchases, and potential establishment of additional reserves for future capital improvements. Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants helps mitigate the risk of a significant interruption of our cash flows from operations, a general economic downturn or downturn in one of our core markets could adversely impact our operating cash flows. As our primary focus is to continue to maintain the quality of our portfolio, we may opt to lower the dividend rather than compromise quality or accumulate significant borrowings to meet a dividend level higher than operating cash flow would support. Due to differences in the timing of cash receipts and cash payments for operations, we may periodically borrow funds on a short-term basis to pay dividends.

During the year ended December 31, 2007, we generated approximately $282.5 million of cash flows from operating activities, approximately $79.8 million from the sale of certain properties, and approximately $206.3 million from combined net borrowing activities and the issuance of common stock pursuant to our dividend reinvestment program. From such cash flows and cash on hand, we (i) paid dividends to stockholders of approximately $283.2 million; (ii) funded capital expenditures, the purchase of the 2300 Cabot Drive Building and the Piedmont Pointe I Building, and deferred leasing costs totaling approximately $146.4 million; and (iii) redeemed approximately $113.6 million of common stock pursuant to our share redemption program.

Results of Operations

Overview

As of December 31, 2007, we owned interests in 83 real estate properties that were approximately 94% leased. Our income from continuing operations increased from 2006 to 2007 primarily due to the accretive impact of the Internalization, the full year impact of a significant property acquired in the second half of 2006, the inclusion of an impairment loss in 2006 results, which did not recur in 2007, offset by an increase in non-recurring early lease termination expense from the Cingular Wireless lease termination at the Glenridge Highlands II Building. Our income from continuing operations decreased from 2005 to 2006 primarily due to an increase in interest expense and a decrease in equity in income of joint ventures due to non-recurring gains recognized on the sale of five properties owned through unconsolidated joint ventures in 2005.

For the years ended December 31, 2007, 2006, and 2005, income from discontinued operations includes the results of operations related to two wholly owned properties sold in 2007, three wholly owned properties sold in 2006, and 23 wholly owned properties sold in connection with the April 2005 27-property sale.

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2006

The following table sets forth selected data from our consolidated statement of income for the years ended December 31, 2007 and 2006, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the years presented (dollars in millions):

	December 31, 2007%		December 31, 2006%		$ Change
Revenue:
Rental income	$441.8		$430.9		10.9
Tenant reimbursements	$142.6		$130.9		11.7

Total rental income and tenant reimbursements	$584.4	100%	$561.8	100%	22.6

Property management fee revenue	$2.0	0%	$—	0%	2.0
Other rental income	$6.8	1%	$9.6	2%	(2.8)
Expense:
Property operating costs	$212.2	36%	$197.5	35%	(14.7)
Asset and property management fees (related - party and other)	$12.7	2%	$29.4	5%	16.7
Depreciation	$94.8	16%	$92.4	16%	(2.4)
Amortization	$76.1	13%	$71.2	13%	(4.9)
Casualty and impairment losses	$—	0%	$7.8	1%	7.8
General and administrative expense	$29.1	5%	$18.4	3%	(10.7)
Other income (expense)
Interest expense	$(63.9)	11%	$(61.3)	11%	(2.6)
Interest and other income	$4.6	1%	$2.5	0%	2.1
Equity in income of unconsolidated joint ventures	$3.8	1%	$2.2	0%	1.6
Loss on extinquishment of debt	$(0.2)	0%	$—	0%	(0.2)

Continuing Operations

Rental income and tenant reimbursements increased from approximately $430.9 million and $130.9 million, respectively, for the year ended December 31, 2006 to approximately $441.8 million and $142.6 million, respectively, for the year ended December 31, 2007. The increase in rental income and tenant reimbursements of approximately $10.9 and $11.7 million, respectively, for the year ended December 31, 2007 as compared to the prior year is primarily due to a full year’s operations of properties acquired in the latter half of 2006, offset by accelerated straight line rent recognition related to Cingular’s exercise of an early termination option in 2007. Rental income and tenant reimbursements are expected to increase in future periods, as compared to prior periods, as a result of new leases executed during 2007, which become effective during future periods.

Property management fee revenue, which includes both fee revenue and salary reimbursements, was approximately $2.0 million for the year ended December 31, 2007, as a result of our managing properties owned by other entities sponsored by our former advisor. We entered into these property management agreements in connection with the closing of the Internalization. We had no such property management fee revenue in 2006. Such income may decrease in future periods in the event that our former advisor was to make other arrangements for the management of these properties. (See Note 14 of the accompanying consolidated financial statements for a description of the terms of this agreement.)

Other rental income decreased approximately $2.8 million for the year ended December 31, 2007 as compared to the prior year. The decrease is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for 2006 relates primarily to leases terminated at the 6011 Connection Drive Building, the Crescent Ridge II Building, and the 3750 Brookside Parkway Building. Other rental income for 2007 relates primarily to leases terminated at the Motorola Building, the Nestle Building, and the Nike Rhein Building. We anticipate recognizing additional other rental income of approximately $7.4 million in 2008 related to 2007 terminations at the Glenridge Highland II Building (approximately $3.7 million), at the 90 Central Street Building (approximately $3.3 million), and at the 3750 Brookside Parkway Building (approximately $0.4 million) when our obligation to provide space to the respective tenants ends.

Property operating costs increased approximately $14.7 million for the year ended December 31, 2007, as compared to the prior year, primarily due to increases in certain reimbursable expenses, including utilities, property taxes, and tenant-requested services, and additional costs related to properties acquired or developed during those periods. Property operating costs are expected to increase in future periods as a result of expenses incurred for a full period from the properties acquired and placed into service during 2007.

Asset and property management fees decreased approximately $16.7 million for the year ended December 31, 2007, as compared to the prior year, primarily due to the fact that we are no longer subject to certain related-party service contracts as a result of the Internalization transaction, which took place on April 16, 2007 (see Note 14 of the accompanying consolidated financial statements). We expect asset and property management fees to decrease as we recognize a full year’s benefit of Internalization.

Depreciation expense increased approximately $2.4 million for the year ended December 31, 2007, as compared to the prior year, primarily due to incurring additional depreciation for properties acquired or developed and placed into service during those periods. Depending on the level of net investment activity, we expect future depreciation expense to increase as a result of recognizing expense on properties acquired in 2007 for a full period in 2008.

Amortization expense increased approximately $4.9 million for the year ended December 31, 2007, as compared to the prior year. The increase is primarily due to higher charges to amortization during the current year in order to adjust intangible lease assets and deferred lease costs associated with lease terminations and restructurings to their net realizable value. The largest of these charges related to a lease termination at the Glenridge Highland II Building (mentioned above). Future amortization related to terminations and restructurings will be dependent upon the volume and terms of such future transactions.

During the year ended December 31, 2006, we recognized an impairment loss of approximately $7.6 million to reduce the carrying value of the 5000 Corporate Court Building to its estimated fair value. (See Note 5 of our accompanying consolidated financial statements). We recorded no such impairment charges in 2007.

General and administrative expenses increased approximately $10.7 million for the year ended December 31, 2007, as compared to the prior year. Substantially all of the increase is related to personnel, legal, and professional costs associated with the Internalization transaction (see Note 14 of the accompanying consolidated financial statements). Prior to Internalization, we had no employees. On April 16, 2007, we terminated our external advisory agreements and acquired our own staff and internal management. We had 98 employees as of December 31, 2007 and personnel costs totaling approximately $11.0 million for the period from Internalization through year-end. Personnel costs are expected to increase in 2008 as compared to the previous year as we experience our first full year as a self-advised company. General and administrative costs also included non-salary costs such as legal fees and other professional fees related to tender offer responses, derivative claim litigation, preliminary offering costs. and communications regarding our corporate name change.

Interest expense increased approximately $2.6 million for the year ended December 31, 2007, as compared to the prior year, primarily due to increases in the average amount of borrowings outstanding during 2007, as compared to 2006. We expect levels of interest expense to increase in future periods as we draw on our $500 Million Unsecured Facility. However, we believe such draws would primarily be used to fund redemptions pursuant to our share redemption program and new net investment activity, including capital expenditures at our existing properties.

Interest and other income increased approximately $2.1 million for the year ended December 31, 2007, as compared to the prior year. This increase relates primarily to a reimbursement received from our former advisor for a $1.3 million property management termination expense, which was included in asset and property management fees in 2007.

Equity in income of unconsolidated joint ventures increased approximately $1.6 million during the year ended December 31, 2007, as compared to the prior year, primarily as a result of the gain on the sale of the 111 Southchase Boulevard Building owned by one of our unconsolidated joint ventures. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Income from continuing operations per share on a fully diluted basis increased from $0.21 per share for the year ended December 31, 2006 to $0.23 per share for the year ended December 31, 2007. The increase is mainly due to the positive effects of the Internalization, an increase in operating income generated through acquisitions during the second half of 2006 and in 2007, and the lack of an additional impairment charge recognized in 2007 as compared to prior year.

Discontinued Operations

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we have classified the operations of properties sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $36.5 million and $21.5 million for the years ended December 31, 2006 and 2007, respectively. These amounts consist of operations in 2006 from five of our properties, the IRS Daycare Building, the Northrop Grumman Building, the Frank Russell Building, the Citigroup Fort Mill Building, and the Videojet Technology Building, whereas 2007 operations consist of operations from two of our properties, the Citigroup Fort Mill Building and the Videojet Technology Building. Income from discontinued operations for the year ended December 31, 2007 includes the gain on the sale of the Citigroup Fort Mill Building and the Videojet Technology Building, which were both sold in March 2007. The net proceeds from these sales were used to retire the mortgage note secured by the 1075 West Entrance Building and a portion of borrowings outstanding under our lines of credit. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

The following table sets forth selected data from our consolidated statement of income for the years ended December 31, 2006 and 2005, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the years presented (dollars in millions):

	December 31, 2006%		December 31, 2005%		$ Change
Revenue:
Rental income	$430.9		$426.6		4.3
Tenant reimbursements	$130.9		$128.3		2.6

Total rental income and tenant reimbursements	$561.8	100%	$554.9	100%	6.9

Other rental income	$9.6	2%	$4.9	1%	4.7

Expense:
Property operating costs	$197.5	35%	$187.2	34%	(10.3)
Asset and property management fees (related - party and other)	$29.4	5%	$27.3	5%	(2.1)
Depreciation	$92.4	16%	$86.3	16%	(6.1)
Amortization	$71.2	13%	$63.9	12%	(7.3)
Casualty and impairment losses	$7.8	1%	$16.1	3%	8.3
General and administrative expense	$18.4	3%	$17.9	3%	(0.5)

Other income (expense)
Interest expense	$(61.3)	11%	$(49.3)	9%	(12.0)
Interest and other income	$2.5	0%	$5.8	1%	(3.3)
Equity in income of unconsolidated joint ventures	$2.2	0%	$14.8	3%	(12.6)

Continuing Operations

Rental income and tenant reimbursements increased from approximately $426.6 million and $128.3 million, respectively, for the year ended December 31, 2005 to approximately $430.9 million and $130.9 million, respectively, for the year ended December 31, 2006. The increase in rental income and tenant reimbursements of $4.3 and $2.6 million, respectively, for the year ended December 31, 2006, as compared to the prior year, is primarily due to newly acquired properties and developed properties placed into service during the periods. Tenant reimbursements increased at a slightly faster rate than rental income, primarily due to the additional increase in recoverable property operating costs, as described below, that are reimbursable by tenants under the terms of the related leases.

Other rental income increased approximately $4.7 million for the year ended December 31, 2006, as compared to the prior year. The increase is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we’ve completed our obligation to provide space to the tenant. Other rental income for 2006 relates primarily to leases terminated at the 6011 Connection Drive Building, the Crescent Ridge II Building, and the 3750 Brookside Parkway Building.

Property operating costs increased approximately $10.3 million for the year ended December 31, 2006, as compared to the prior year, primarily due to increases in certain reimbursable expenses, including utilities, property taxes, and tenant-requested services, and additional costs related to properties acquired or developed during those periods.

Asset and property management fees increased approximately $2.1 million for the year ended December 31, 2006, as compared to the prior year. This increase is due to an increase in the asset management fees calculated under the asset management agreement in place with our former advisor prior to Internalization in April 2007.

Depreciation increased approximately $6.1 million for the year ended December 31, 2006, as compared to the prior year, primarily due to incurring additional depreciation for properties acquired or developed and placed into service during those periods.

Amortization increased approximately $7.3 million for the year ended December 31, 2006, as compared to the prior year, primarily as a result of recognizing write-offs of unamortized deferred lease costs related to terminations or restructurings at the 35 W. Wacker Building, the Motorola Building, and the Nike Rhein Building of approximately $4.2 million, and recognition of additional amortization of intangible lease assets related to properties acquired in 2005 for a full period in 2006.

During the year ended December 31, 2005, we recognized an impairment loss of approximately $16.1 million as a result of reducing the intended holding period for the 5000 Corporate Court Building. The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005 and a reassessment of leasing assumptions for this building, which entailed, among other things, evaluating market rents, leasing costs, and the downtime necessary to complete the necessary re-leasing activities. During the year ended December 31, 2006, we recognized an additional impairment loss of approximately $7.6 million on this property. We considered the results of exploratory marketing of the 5000 Corporate Court Building. Based on the results of such exploratory marketing and a reduction in the intended hold period, we determined that the carrying value of the real estate and intangible assets was not recoverable under the provisions of SFAS 144. Accordingly, we recorded an impairment loss on real estate assets to reduce the carrying value of the 5000 Corporate Court Building to its estimated fair value based on offers received in connection with such marketing efforts (See Note 5 of our accompanying consolidated financial statements).

Interest expense increased approximately $12.0 million for the year ended December 31, 2006, as compared to the prior year, primarily due to increases in the average amount of borrowings outstanding and, to a lesser extent, average interest rates during 2006.

Interest and other income decreased approximately $3.3 million for the year ended December 31, 2006 compared to the prior year. The majority of this decrease is due to having higher average cash balances during 2005 as a result of holding net proceeds from the sale of 23 wholly owned properties included in the April 2005 27-property sale from April 13, 2005, until the majority of such proceeds was distributed to stockholders on June 14, 2005.

Equity in income of unconsolidated joint ventures decreased approximately $12.6 million during the year ended December 31, 2006, as compared to the prior year, primarily as a result of recognizing gains on five properties owned through joint ventures and sold in 2005, as compared to recognizing a loss on one property owned through a joint venture and sold in 2006.

Income from continuing operations decreased from $0.29 per share for the year ended December 31, 2005 to $0.21 per share for the year ended December 31, 2006, primarily as a result of an increase in interest expense related to new borrowings and higher average interest rates and a decrease in equity in income of unconsolidated joint ventures due to non-recurring gains recognized on the sale of five properties owned through joint ventures in 2005.

Discontinued Operations

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we have classified the operations of properties sold as discontinued operations for all periods presented. Income from discontinued operations decreased from approximately $197.4 million for the year ended December 31, 2005 to approximately $36.5 million for the year ended December 31, 2006, primarily due to non-recurring gains recognized on the sale of 23 wholly owned properties included in the April 2005 27-property sale.

Funds From Operations

FFO is a non-GAAP financial measure and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO is a beneficial indicator of the performance of an equity REIT. Specifically, FFO calculations may be helpful to investors as a starting point in measuring our operating performance, because they exclude factors that do not relate to, or are not indicative of, our operating performance, such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current NAREIT definition, which defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after the same adjustments for unconsolidated partnerships and joint ventures. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses or certain other noncash charges to earnings. Reconciliations of net income to FFO are presented below (in thousands):

	2007	Per share*	2006	Per share*	2005	Per share*
Net income	$133,610	$.28	$133,324	$.29	$329,135	$.71
Add:
Depreciation of real assets—wholly owned properties	95,081	.20	95,296	.21	91,713	.20
Depreciation of real assets—unconsolidated partnerships	1,440	—	1,449	—	1,544	—
Amortization of lease-related costs—wholly owned properties	76,143	.15	72,561	.16	67,115	.14
Amortization of lease-related costs—unconsolidated partnerships	1,089	—	1,103	—	1,232	—
Subtract:
Gain on sale—wholly owned properties	(20,680)	(.04)	(27,922)	(.06)	(177,678)	(.38)
(Gain) loss on sale—unconsolidated partnerships	(1,129)	—	5	—	(11,941)	(.02)

FFO	$285,554	$.59	$275,816	$.60	$301,120	$.65

Weighted-average shares outstanding—diluted	482,267		461,693		466,285

*	Based on weighted-average shares outstanding- diluted.

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

Noncash Items included in Net Income

•

In accordance with the definition provided by NAREIT, nonrecurring charges not classified as extraordinary items should be included in the calculation of FFO. Impairment charges of approximately $0, $7.6 million, and $16.1 million were recognized during the years ended December 31, 2007, 2006, and 2005 respectively;

•

In accordance with GAAP, we recognized straight-line rental revenue and adjustments to straight-line receivables as a result of lease terminations of approximately $7.8 million, $12.2 million, and $18.6 million for the years ended December 31, 2007, 2006, and 2005, respectively;

•

Amortization of deferred financing costs of approximately $2.1 million, $1.8 million, and $1.8 million was recognized as interest expense for the years ended December 31, 2007, 2006, and 2005, respectively;

•	A loss on extinguishment of debt of approximately $0.2 million was recognized for the year ended December 31, 2007;

•

Amortization of above-market/below-market in-place leases and lease incentives were recorded as net increases to rental income of approximately $0.5 million, $1.6 million, and $1.7 million for the years ended December 31, 2007, 2006, and 2005, respectively; and

•

The noncash portion of compensation expense related to shares issued under the 2007 Omnibus Incentive Plan recorded as general and administrative expense in the accompanying consolidated statements of income totaled approximately $3.7 million for the year ended December 31, 2007.

Cash Item Excluded from Net Income:

•

Master lease payments under various lease arrangements are not reflected in our net income. Such payments of approximately $1.0 million were received for the year ended December 31, 2006 related to a property acquired during the first quarter 2006. No master lease proceeds or agreements existed during calendar year 2007 or 2005. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

Election as a REIT

We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. In April 2007, we created Piedmont Office Holdings, Inc. (“Piedmont Sub”), formerly known as Wells REIT Sub, Inc., a wholly owned subsidiary of Piedmont. We have elected to treat Piedmont Sub as a TRS. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in TRSs cannot exceed 20% of the value of our total assets. Except for holding 20,000 limited partnership units in Piedmont OP, our operating partnership, Piedmont Sub, had no operations for the 12 months ended December 31, 2007.

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

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowance. However, due to the long-term nature of the leases, the leases may not readjust their reimbursement rates frequently enough to fully cover inflation.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on our consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no material impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at December 31, 2007.

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

Related-Party Transactions and Agreements

For the period from January 1, 2005 through the closing of the Internalization transaction on April 16, 2007, Piedmont was a party to and incurred expenses under agreements with Piedmont’s former advisor and its affiliates, whereby we paid certain fees or reimbursements for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. See Note 14 of our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Contractual Obligations

Our contractual obligations as of December 31, 2007 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt(1)	$1,267,099	$—	$632	$134,819	$1,131,648	(3)
Current maturities of long-term debt	34,431	34,431	—	—	—
Operating lease obligations	64,362	563	1,193	1,259	61,347
Tenant/building improvements and lease commission obligations(2)	52,696	38,446	12,152	2,098	—

Total	$1,418,588	$73,440	$13,977	$138,176	$1,192,995

(1)

Amounts include principal payments only. We made interest payments of $63.2 million during the year ended December 31, 2007 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 7 of our accompanying consolidated financial statements.

(2)	Includes contractual amounts we have agreed to pay as part of certain executed leases as of December 31, 2007. See Note 8 to our accompanying consolidated financial statements for more information.
(3)

Due to a significant increase in the stated interest rate of the One Brattle Square Building Mortgage Note, we exercised an optional prepayment clause effective March 11, 2008 to fully repay this note.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings. Currently, a significant portion of our debt is based on fixed interest rates to hedge against instability in the credit markets.

Additionally, we may enter into interest swaps or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2007, our consolidated debt consisted of the following (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$—	$—	$89,000	$—	$—	$89,000
Variable rate average interest rate(1)	—	—	—	5.41%	—	—	—

Fixed rate repayments	$34,431	$295	$337	$386	$45,433	$1,131,648	$1,212,530
Fixed rate average interest rate(1)	6.45%	13.50%	13.50%	13.50%	5.28%	5.34%	5.26%

As of December 31, 2006, our consolidated debt consisted of the following (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$38,000	$—	$—	$—	$—	$38,000
Variable rate average interest rate(1)	—	6.83%	—	—	—	—	—

Fixed rate repayments	$117,908	$35,258	$1,165	$1,255	$1,355	$1,048,262	$1,205,203
Fixed rate average interest rate(1)	4.43%	6.48%	10.05%	10.12%	10.19%	5.31%	5.16%

(1)	See Note 7 of our accompanying consolidated financial statements for further details on our debt structure.

As of December 31, 2007 and 2006, the estimated fair value of lines of credit and notes payable above was $1.3 billion and $1.2 billion, respectively.

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

As of December 31, 2007, a 1% change in interest rates would cause interest expense on our existing floating-rate debt to change by approximately $0.9 million.

During the current year, we entered into a $500 Million Unsecured Facility which is expandable up to $1.0 billion with consent of the applicable lender in anticipation of pursuing various growth strategies. The current stated interest rate on the $500 Million Unsecured Facility is LIBOR plus 0.475%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2007 or 2006.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2007, our system of internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

Executive Officers and Directors

Name	Position(s)	Age	Year First Became a Director or Officer
W. Wayne Woody	Director* and Chairman of the Board of Directors	66	2003

Michael R. Buchanan	Director*	60	2002

Wesley E. Cantrell	Director*	73	2007

William H. Keogler, Jr.	Director*	62	1998

Donald S. Moss	Director*	72	1998

Donald A. Miller, CFA	Chief Executive Officer, President and Director	45	2007

Robert E. Bowers	Chief Financial Officer, Executive Vice President, Secretary, and Treasurer	51	2007

Laura P. Moon	Senior Vice President and Chief Accounting Officer	37	2007

Raymond L. Owens	Executive Vice President-Capital Markets	49	2007

Carroll A. Reddic, IV	Executive Vice President-Real Estate Operations	42	2007

*	Indicates that such director is considered independent under the NYSE independence standards as determined by our board of directors.

W. Wayne Woody has served as an independent director of our company since 2003 and he was appointed Chairman of the board of directors on May 9, 2007. He served as the Interim Chief Financial Officer for Legacy Investment Group, a boutique investment firm, from 2000 to 2001. From 1968 until his retirement in 1999, Mr. Woody was employed by KPMG LLP and its predecessor firms, Peat Marwick Mitchell & Co. and Peat Marwick Main. As a Senior Partner of KPMG, he served in a number of key positions, including Securities and Exchange Commission Reviewing Partner and Partner-in-Charge of Professional Practice and Firm Risk Management for the southeastern United States and Puerto Rico. Mr. Woody was also a member of the board of directors of KPMG from 1990 through 1994. Prior to joining KPMG, Mr. Woody was the Principal Budget Analyst for the State of Georgia Office of Planning and Budget, where he reviewed, analyzed and presented the Governor’s budget proposals to the state legislature. Mr. Woody is a former Chairman of the Audit Committee for the City of Atlanta. He is also a director and the former Chairman of the Audit Committee of the Metropolitan Atlanta Chapter of the American Red Cross. Mr. Woody is a former member of the board of directors for the Metropolitan Atlanta Chapter of the American Heart Association. Since 2003, he has served as a director of American HomePatient, Inc., a publicly traded home health care provider, and as a trustee of the Wells Family of Real Estate Funds. In addition, he formerly served as a trustee and chairman of the Finance Committee for the Georgia State University Foundation. Mr. Woody previously served a three-year term as Chairman of the Board of Trustees of the Georgia Center for the Visually Impaired. Mr. Woody received a Bachelor of Science degree from Middle Tennessee State University and a Master’s of Business Administration degree from Georgia State University. He is a retired Certified Public Accountant in Georgia and North Carolina.

Michael R. Buchanan has served as an independent director of our company since 2002. Mr. Buchanan also currently serves as director of D.R. Horton, Inc., a publicly held residential development company. He was employed by Bank of America, N.A. and its predecessor banks, NationsBank and C&S National Bank, from 1972 until his retirement in March 2002. Mr. Buchanan has over 30 years of real estate banking and financial experience and, while at Bank of America, he held several key positions, including Managing Director of the Real Estate Banking Group, where he managed approximately 1,100 associates in 90 offices from 1998 until his retirement. This group was responsible for providing real estate loans, including construction, acquisition, development and bridge financing for the commercial and residential real estate industry, as well as providing structured financing for REITs. Mr. Buchanan has served as a trustee of Wells Family of Real Estate Funds since 2002. Mr. Buchanan is a graduate of the University of Kentucky where he earned a Bachelor of Economics degree and a Master’s of Business Administration degree. He also attended Harvard University in the graduate program for management development.

Wesley E. Cantrell has served as an independent director of our company since May 9, 2007. He was employed by Lanier Worldwide, Inc., a global document management company, from 1955 until his retirement in 2001. While at Lanier, Mr. Cantrell served in a number of key positions, including President from 1977 to 1987, President and Chief Executive Officer from 1987-1999, and Chairman and Chief Executive Officer from 1999 to 2001. During his time at Lanier, Mr. Cantrell oversaw the company’s sales increase from less than $100 million to over $1.4 billion and successfully transitioned the company through several major technology changes while repositioning a competitive U.S.-based company into a global competitor. Mr. Cantrell is currently a director for AnnTaylor Stores Corporation (NYSE: ANN), a publicly traded women’s specialty retailer listed on the NYSE, and previously served as a director for First Union National Bank of Atlanta and as a director of Institutional REIT, Inc., a public program sponsored by Wells Real Estate Funds, Inc. Mr. Cantrell graduated from the Southern Technical Institute with highest honors and was awarded an honorary doctorate from Southern Polytechnic State University.

William H. Keogler, Jr. has served as an independent director of our company since 1998. From December 1974 to July 1982, Mr. Keogler was employed by Robinson-Humphrey, Inc., an investment banking company, brokerage and trading firm, as the Director of Fixed Income Trading Departments responsible for municipal bond trading and municipal research, corporate and government bond trading, unit trusts and SBA/FHA loans, as well as being a member of the board of directors. From July 1982 to October 1984, Mr. Keogler was Executive Vice President, Chief Operating Officer, Chairman of the Executive Investment Committee and member of the board of directors and Chairman of the Managed Funds Association Advisory Board for the Financial Service Corporation. In March 1985, Mr. Keogler founded Keogler, Morgan & Company, Inc., a full-service brokerage firm, and Keogler Investment Advisory, Inc., an investment advisory firm, in which he served as Chairman of the Board, President and Chief Executive Officer. In January 1997, both companies were sold to SunAmerica, Inc., a publicly traded NYSE-listed company. Mr. Keogler continued to serve as President and Chief Executive Officer of these companies until his retirement in January 1998.

Donald S. Moss has served as an independent director of our company since 1998. He was employed by Avon Products, Inc. (NYSE: AVP), a publicly traded global beauty company listed on the NYSE, from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations-Worldwide from 1976 to 1979, Group Vice President of Sales-Worldwide from 1979 to 1980, Senior Vice President-International from 1980 to 1983, and Group Vice President-Human Resources and Administration from 1983 until his retirement in 1986. Mr. Moss has served as a trustee of the Wells Family of Real Estate Funds since 1998 and as a director of Wells Timberland REIT, Inc. since 2006. Mr. Moss was also a member of the board of directors of Avon Canada, Avon Japan, Avon Thailand, and Avon Malaysia from 1980 to 1983. Mr. Moss is a former director of The Atlanta Athletic Club. He was the National Treasurer and a director of the Girls Clubs of America from 1973 to 1976. Mr. Moss attended the University of Illinois where he majored in business.

Donald A. Miller, CFA, has served as our Chief Executive Officer, President, and a member of our board of directors since February 2, 2007. From 2003 to 2007, Mr. Miller was a Vice President of Wells Real Estate Funds, Inc. (“Wells REF”) and a Senior Vice President of Wells Capital. In such capacities, Mr. Miller was responsible for directing all aspects of the acquisitions, dispositions, property management, construction and leasing groups for Wells REF, Wells Capital and their affiliates in connection with these entities providing services to various real estate programs, including Piedmont, under advisory, asset management and property management agreements. Prior to joining Wells REF and Wells Capital, Mr. Miller joined and ultimately headed the U.S. equity real estate operations, including acquisitions, dispositions, financing and investment management, of Lend Lease, a leading international commercial office, retail and residential property group from 1994 to 2003. Prior to joining Lend Lease, Mr. Miller was responsible for regional acquisitions for Prentiss Properties Realty Advisors, a predecessor entity to Prentiss Properties Trust, a publicly traded, self-administered and self-managed real estate investment trust (which was acquired by Brandywine Realty Trust in 2005). Earlier in his career, Mr. Miller worked in the pension investment management department of Delta Air Lines and was responsible for real estate and international equity investment programs. Mr. Miller is a Chartered Financial Analyst and holds a Georgia real estate license. He received a B.A. from Furman University in Greenville, South Carolina. He is a member of Urban Land Institution (ULI), National Association of Industrial and Office Properties (NAIOP) and the National Association of Real Estate Investment Trusts (NAREIT).

Robert E. Bowers has served as our Chief Financial Officer since April 16, 2007. A 24-year veteran of the financial services industry, Mr. Bowers’ experience includes investor relations, debt and capital infusion, structuring of initial public offerings, budgeting and forecasting, financial management and strategic planning. From 2004 until 2007, he served as Chief Financial Officer and Vice President of Wells REF and was a Senior Vice President of Wells Capital. Prior to joining Wells REF and Wells Capital in 2004, Mr. Bowers served as a business financial consultant, and provided strategic financial counsel to a range of organizations, including venture capital funds, public corporations and businesses considering listing on a national securities exchange. Mr. Bowers was previously Chief Financial Officer and Director of NetBank, Inc. from 1997 to 2002. While at NetBank, he participated in the company’s initial public offering and subsequent secondary offerings, and directed all SEC and regulatory reporting and compliance. From 1984 to 1995, Mr. Bowers was Chief Financial Officer and Director of Stockholder Systems, Inc., a Norcross, Georgia-based financial applications company. When CheckFree Corporation, a pioneer in the electronic bill payment industry, acquired Stockholder Systems in 1995, Mr. Bowers headed the merger negotiation team and became Chief Financial Officer of the combined organization. Mr. Bowers currently serves as a director of Perimeter First Bank in Atlanta, GA, which is in organization. Mr. Bowers began his career in 1978 as an audit manager for Arthur Andersen & Co. in Atlanta. Mr. Bowers earned a Bachelor of Science in Accounting from Auburn University, where he graduated summa cum laude. He is a Certified Public Accountant and serves on the boards of various Atlanta-area non-profit organizations.

Laura P. Moon has served as our Senior Vice President and Chief Accounting Officer since April 16, 2007. In this role she is responsible for all general ledger accounting, financial and tax reporting, and treasury functions. Prior to joining our company, Ms. Moon had been Vice President and Chief Accounting Officer at Wells REF since 2005 where she had responsibility for all general ledger accounting, financial and tax reporting, and internal audit supervision for 19 public registrants as well as several private real estate partnerships. From 2003 to 2005, Ms. Moon served as Senior Director of Financial Planning and Analysis for ChoicePoint, Inc., which provides technology, software, information and marketing services to help manage economic and physical risks. Ms. Moon was responsible for budgeting, forecasting, valuation and structuring for all of ChoicePoint’s acquisitions as well as supporting certain Investor Relations activities. From 1999 to 2002, Ms. Moon served as Chief Accounting Officer of NetBank, Inc and Chief Financial Officer of NetBank, FSB where she was responsible for the day-to-day management of all financial and tax matters. From 1991 until 1999, Ms. Moon was employed by Deloitte & Touche LLP as a senior manager in the audit and attest division, where she specialized in mergers & acquisitions in addition to serving clients in the banking sector. Ms. Moon is a Certified Public Accountant. She earned a Bachelor of Business Administration in Accounting from the University of Georgia.

Raymond L. Owens has served as our Executive Vice President—Capital Markets since April 16, 2007. In this capacity, Mr. Owens is responsible for acquisition, disposition and financing activities of our company. Prior to becoming one of our executive officers, Mr. Owens spent five years as a Managing Director—Capital Markets for Wells REF, where he oversaw its western regional acquisition team and its real estate finance team. He was responsible for directing the negotiation and acquisition of properties in the western United States and managed all property financing activity for Wells Real Estate Funds, Inc. across the United States. Mr. Owens has more than 25 years of experience in acquisitions, asset management, investment management, finance, and business development. Mr. Owens served as Senior Vice President for PM Realty Group, a national, full-service commercial real estate firm, from 1997 to 2002, overseeing all management operations in Atlanta, Washington, D.C., Chicago, and New York. Before joining PM Realty Group, Mr. Owens served as Vice President at General Electric Asset Management, where he managed and negotiated dispositions as well as third-party, nonrecourse financing for real estate assets. He also held leadership positions at Aetna Realty Investors from 1982 to 1991, Travelers Realty Investment Company from 1991 to 1994, and HPI Realty Partners/The Koll Company from 1994 to 1995. Mr. Owens is a member of the National Association of Real Estate Investment Managers (NAREIM), the National Association of Industrial & Office Properties (NAIOP), the Urban Land Institute (ULI), and the Mortgage Bankers Association (MBA). He earned a Bachelor of Arts in Economics and a Master’s of Business Administration in Marketing, with a concentration in real estate, from the University of Michigan.

Carroll A. (“Bo”) Reddic, IV has served as our Executive Vice President for Real Estate Operations since April 16, 2007. His responsibilities include leading our company’s asset and property management divisions. Additionally, he provides oversight to our company’s construction management and tenant relationship functions. From 2005 to 2007, Mr. Reddic was a Managing Director in the Asset Management Department at Wells REF, where he was responsible for supervising the firm’s asset management function in its Midwest and South regions. Additionally, he served in a deputy department head capacity of the Asset Management Department. From September 30, 2005 to April 15, 2007, Mr. Reddic served on the board of directors and was the membership chairman for Wells REF’s political action committee, Wells PAC. Mr. Reddic has 18 years of institutional real estate experience. Prior to joining Wells REF in January 2005, Mr. Reddic was an Executive Director with Morgan Stanley (including the predecessor companies of The Yarmouth Group and Lend Lease Real Estate Investments) from February 1990 to December 2004, where he served as portfolio manager for domestic commingled investment funds and international separate account portfolios. Prior to his portfolio manager responsibilities, he was a member of the Atlanta satellite office, specializing in acquisitions, asset management, and dispositions. Before joining The Yarmouth Group, Mr. Reddic was employed at Laventhol & Horwath, an accounting firm, in its real estate consulting and appraisal division. Mr. Reddic received a Bachelor of Science degree in Industrial Management and a Certificate in Industrial Psychology, with honors, from the Georgia Institute of Technology and a Master of City Planning degree from the Georgia Institute of Technology. He is a member of the National Association of Industrial & Office Properties (NAIOP), the Urban Land Institute (ULI) and the American Planning Association (APA). Additionally, Mr. Reddic is a Trustee of NAIOP-PAC and a member of the Advisory Board for the City and Regional Planning Program at Georgia Tech.

There are no family relationships among our directors or executive officers.

Pursuant to our bylaws and Maryland General Corporation Law, except in the cases of death or resignation, each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. Our executive officers serve as at will employees whose terms are established by our board of directors.

The Audit Committee

Our board of directors has established a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Woody, Buchanan, Cantrell, Keogler and Moss. Each member of the audit committee meets the independence, experience, financial literacy and expertise requirements of the NYSE, the Sarbanes-Oxley Act of 2002, the

Exchange Act, and applicable rules and regulations of the SEC, all as in effect from time to time. The board of directors has determined that Mr. Woody satisfies the requirements for an “audit committee financial expert” as defined by the rules and regulations of the SEC, and has designated Mr. Woody as our audit committee financial expert.

The audit committee operates pursuant to a written charter adopted by our board of directors, a copy of which is available on our website at www.piedmontreit.com. The primary responsibilities of the audit committee, as set forth in the committee’s charter, include the following:

•

assisting the board of directors in the oversight of (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualification, independence and performance of our independent auditors; and (4) the performance of our internal audit function;

•

assisting our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal control over financial reporting which our management has established, and our audit and financial reporting process;

•	maintaining a free and open means of communication among our independent auditors, accountants, financial and senior management, our internal audit department and our board of directors;

•

reviewing and discussing with management and the independent auditor our annual audited financial statements, and, based upon such discussions, recommending to the board of directors that our audited financial statements be included in our annual report on Form 10-K;

•	reviewing and discussing with management and the independent auditor our quarterly financial statements and each of our quarterly reports on Form 10-Q;

•	preparing an audit committee report for inclusion in our annual Proxy Statements for our annual stockholder meetings;

•	appointing, compensating, overseeing, retaining, discharging and replacing our independent auditor; and

•	pre-approving all auditing services, and all permitted non-audit services, performed for us by the independent auditor.

Corporate Governance Guidelines and Code of Ethics

Our board of directors, upon the recommendation of the nominating and corporate governance committee, has adopted corporate governance guidelines establishing a common set of expectations to assist the board of directors in performing their responsibilities. The corporate governance policies and guidelines, which meet the requirements of the NYSE’s listing standards, address a number of topics, including, among other things, director qualification standards, director responsibilities, the responsibilities and composition of the board committees, director access to management and independent advisers, director compensation, and evaluations of the performance of the board. Our board of directors has also adopted a code of ethics, including a conflicts of interest policy that applies to all of our directors and executive officers. The Code of Ethics meets the requirements of a “code of ethics” as defined by the rules and regulations of the SEC. A copy of our corporate governance guidelines and our code of ethics is available on our website at www.piedmontreit.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to file reports of ownership and changes in ownership of such stock with the SEC. Based solely on our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2007, with the exception of the initial notification of Wes Cantrell’s appointment to the board of directors on Form 3.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis explains our compensation philosophy, objectives, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and the other three most highly-compensated executive officers as determined in accordance with applicable SEC rules, which we collectively refer to as our named executive officers.

Prior to entering into the employment agreement with our Chief Executive Officer effective February 2, 2007, all of our executive officers were employees of Wells Real Estate Funds, Inc. or its affiliates and we did not pay, and were not involved in determining, compensation for any of these individuals. This Compensation Discussion and Analysis discusses our compensation objectives, policies and practices as determined and approved by the compensation committee for the period beginning February 2, 2007, in the case of our CEO, or April 16, 2007, in the case of the other named executive officers.

Compensation Committee Members, Independence and Responsibilities

Our executive compensation program is administered by the compensation committee of our board of directors. The compensation committee is comprised solely of non-employee directors who meet the independence requirements of the NYSE, and currently includes Donald S. Moss (Chairman), Michael R. Buchanan, Wesley E. Cantrell, William H. Keogler, Jr. and W. Wayne Woody.

Prior to the formation of the current compensation committee, a special committee of our board of directors (the “Special Committee”), comprised of the independent directors serving Piedmont at that time, began the process of negotiating the Chief Executive Officer’s employment agreement. On January 22, 2007, a compensation committee was formed, consisting of Bud Carter, William H. Keogler, Jr., Donald S. Moss, and Neil H. Strickland, and that committee completed the negotiation and execution of our Chief Executive Officer’s employment agreement. The compensation committee was reconstituted on May 2, 2007, with the current members mentioned above. Once the compensation committee was reconstituted, all authority for negotiating employment agreements with our named executive officers and making determinations regarding compensation matters was transitioned to this reconstituted committee.

With respect to the compensation of our Chief Executive Officer, the compensation committee is responsible for:

•	reviewing and approving our corporate goals and objectives with respect to the compensation of the Chief Executive Officer;

•	evaluating the Chief Executive Officer’s performance in light of those goals and objectives; and

•

determining the Chief Executive Officer’s compensation (including annual base salary level, annual cash bonus, long-term incentive compensation awards, perquisites and any special or supplemental benefits) based on such evaluation.

With respect to the compensation of all executive officers other than the Chief Executive Officer, the compensation committee is responsible for:

•	reviewing and approving the compensation; and

•	reviewing and approving grants and awards under all incentive-based compensation plans and equity-based plans.

If the compensation committee deems it advisable, it can make recommendations to the board of directors with respect to the compensation of all executive officers other than the Chief Executive Officer for final approval.

Compensation Philosophy and Objectives

We seek to maintain a total compensation package that provides fair, reasonable and competitive compensation for our executives while also permitting us the flexibility to differentiate actual pay based on the level of individual and organizational performance. We place significant emphasis on annual and long-term performance-based incentive compensation, including cash and equity-based incentives, which are designed to reward our executives based on the achievement of predetermined company and individual goals.

The objectives of our executive compensation programs are:

•	to attract and retain candidates capable of performing at the highest levels of our industry;

•	to create and maintain a performance-focused culture, by rewarding outstanding company and individual performance based upon objective predetermined metrics;

•	to reflect the qualifications, skills, experience and responsibilities of each named executive officer;

•	to link incentive compensation levels with the creation of stockholder value;

•	to align the interests of our executives and stockholders by creating opportunities and incentives for executives to increase their equity ownership in us; and

•	to motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives.

Role of the Compensation Consultant

On November 7, 2006, the Special Committee engaged the services of FPL Associates, L.P., a nationally recognized compensation consulting firm specializing in the real estate industry, to assist us in analyzing competitive executive compensation levels and evaluating and implementing a compensation program.

The compensation committee continued to work with FPL in 2007. FPL provided input and recommendations that assisted the compensation committee in negotiating employment agreements with our executive officers, approving our time-based equity awards granted in conjunction with the hiring of our initial employees and establishing performance-based cash and equity incentive compensation programs. FPL also provided input on our director compensation program.

During 2007, the FPL representative who had been working with the compensation committee changed employment relationships and moved to Watson Wyatt & Associates. As a result, in the fourth quarter of 2007, the compensation committee considered engagement proposals from both FPL and Watson Wyatt with respect to its role in advising the committee. After reviewing the proposals, the compensation committee engaged Watson Wyatt. As used throughout this document “Compensation Consultant” refers to FPL for the portion of the year that it provided services and Watson Wyatt for the portion of the year that it provided services. Neither FPL nor Watson Wyatt has been engaged by management or our executive officers to perform any work on behalf of management or the executive officers during 2007 or 2006. The compensation committee considers both FPL and Watson Wyatt to be independent compensation consultants.

As part of our Compensation Consultant’s engagement, the consultant was directed by our compensation committee to, among other things, provide competitive market compensation data and make recommendations for pay levels for each component of our executive compensation. For the 2007 service period, our Compensation Consultant provided competitive market compensation data for a peer group consisting of 11 public REITs with a substantial office portfolio that are comparable in size to our company. The peer group was recommended by the consultant and after review was approved by the compensation committee. The peer group consisted of the following companies:

• Brandywine Realty Trust	• Kilroy Realty Corporation

• Corporate Office Properties Trust	• Lexington Corporate Properties Trust

• Cousins Properties Incorporated	• Mack-Cali Realty Corporation

• Douglas Emmett, Inc.	• Maguire Properties, Inc.

• Duke Realty Corporation	• SL Green Realty Corp

• Highwoods Properties, Inc.

The Compensation Consultant meets with both management and the compensation committee and provides advice and recommendations regarding the establishment of both our short-term cash and long-term equity incentive programs. In addition, our Compensation Consultant also provides published compensation surveys reflecting real estate industry practices to our compensation committee for their consideration in making compensation decisions for our employees, including our named executive officers. During 2007, our first year of providing executive compensation, our Compensation Consultant also provided advice and recommendations surrounding our 2007 awards to both our named executive officers as well as our employee base as a whole. We anticipate that our Compensation Consultant will have a similar role in 2008.

The Compensation Consultant attends compensation committee meetings as appropriate and consults with our compensation committee Chairman, our Senior Director of Human Resources as well as our Chief Executive Officer and senior management team on compensation related issues.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer annually reviews the performance of each of the other named executive officers. He also considers the recommendations of the Compensation Consultant. Based on this review and input, he makes compensation recommendations to the compensation committee for all executive officers other than himself, including recommendations for performance targets, salary adjustments, annual cash bonuses, and long-term equity-based incentive awards. In addition, our Chief Financial Officer also annually assesses the performance for our Chief Accounting Officer and makes compensation recommendations to the compensation committee. The compensation committee considers these recommendations along with data and input provided by its other advisors. The compensation committee retains full discretion to set all compensation for the executive officers.

Summary of Employment Agreements with our Named Executive Officers

Considering market data and input from the Compensation Consultant, we negotiated an employment agreement effective February 2, 2007 with our Chief Executive Officer. Following the consummation of the Internalization, we also entered into employment agreements with each of our other named executive officers. These agreements generally establish the 2007 base salaries and target annual cash bonuses (expressed as a percentage of their base salary) for the named executive officers as follows:

	Annual Cash Bonus as a % of Base Salary
Name and Position	Annual Base Salary(1)	Threshold	Target	Maximum
Donald A. Miller, CFA(2)	$600,000	50%	100%	175%
Chief Executive Officer

Robert E. Bowers	$400,000	40%	80%	120%
Chief Financial Officer

Raymond L. Owens	$225,000	35%	70%	105%
EVP—Capital Markets

Carroll A. Reddic, IV	$225,000	35%	70%	105%
EVP—Real Estate Operations

Laura P. Moon	$201,020	25%	50%	75%
SVP and Chief Accounting Officer

(1)

Actual 2007 amounts paid were pro-rated based on the period from initial date of employment (February 2, 2007 for our CEO and April 16, 2007 for all other named executive officers) to December 31, 2007.

(2)

Under the terms of our CEO’s employment agreement, he was also eligible to receive a one-time $200,000 signing bonus upon execution of his employment agreement which was paid on February 5, 2007. As a result, his target bonus for the initial year of employment was reduced to $400,000.

In establishing the amounts in these agreements, we generally targeted the median of the competitive market based on the peer groups described above, but also took into account other factors including the executives’ historical compensation with our former advisor and the individual experience and skills of, and expected contributions from, the named executive officers.

Term. The Chief Executive Officer’s employment agreement was effective February 2, 2007 and the other named executive officer employment agreements were effective April 16, 2007. The initial employment period will end on December 31, 2009, unless terminated earlier in accordance with the respective agreement’s termination provisions. Each agreement automatically extends for successive one-year periods, unless we or the employee gives 90 days written notice prior to the end of the initial term or any renewal term or his or her employment otherwise terminates in accordance with the terms of the agreement.

Forfeitures. If we are required to prepare an accounting restatement due to our material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, Messrs. Miller and Bowers and Ms. Moon’s agreements contain provisions that provide for the executives to reimburse us, to the extent required by Section 304 of the Sarbanes-Oxley Act of 2002, for any bonus or other incentive-based or equity-based compensation received by the executives from us during the 12-month period following the first public issuance or filing with the SEC (whichever occurs first) of the financial document embodying such financial reporting requirement. In addition, each executive will reimburse us for any profits realized from the sale of our securities during that 12-month period.

Benefits. All of our named executive officers participate in the health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance, and our 401(k) plan that are generally available to the rest of our employees. We do not have any special benefits or retirement plans for our named executive officers.

Severance. Each of our named executive officers is entitled to receive severance payments under certain circumstances in the event that their employment is terminated. These circumstances and payments are described below under “—Potential Payments Upon Termination or Change of Control.” Our compensation committee believes that the negotiation of these severance payments was an important factor in enticing the named executive officers to leave our former advisor.

Elements of 2007 Executive Compensation

The following is a discussion of the base salary, short-term cash incentive compensation and long-term equity compensation that we paid to the named executive officers for 2007.

Base Salary. Our compensation committee believes that payment of a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and qualified executives. The goal of our base salary program is to provide salaries at a level that allows us to attract and retain qualified executives while preserving significant flexibility to recognize and reward individual performance with other elements of the overall compensation program. Base salary levels also affect the annual cash incentive compensation because each named executive officer’s annual bonus target opportunity is expressed as a percentage of base salary. The following items are generally considered by the compensation committee when determining base salary and annual increases of base salary:

•	market data provided by the compensation consultant;

•	our financial resources;

•	the executive officer’s experience, scope of responsibilities, performance and prospects;

•	internal equity in relation to other executive officers with similar levels of experience, scope of responsibilities, performance, and prospects; and

•	individual performance of each named executive officer during the preceding calendar year.

For 2007, the base salaries of our named executive officers were based on the terms of their respective employment agreements as described above. Subject to our existing contractual obligations, our compensation committee considers base salary increases for our named executive officers annually as part of our performance review process. The compensation committee may also consider a base salary increase upon a promotion or other change in job responsibility.

Short-Term Cash Incentive Compensation. This annual bonus component is intended to encourage and reward performance on criteria that are deemed by the compensation committee to be critical in increasing shareholder value on both a short- and long-term basis.

As 2007 was our inaugural year as a self-managed entity, short-term cash incentive compensation for 2007 was determined at the discretion of the compensation committee, based on the threshold, target and maximum targets set forth in the employment agreements described above. In determining bonuses for 2007, the compensation committee considered the overall performance of the named executive officers with regard to our financial performance from the closing of the Internalization on April 16, 2007 through December 31, 2007, including:

•

the actual amount of property management fees earned by us and property expense reimbursements no longer paid to our former advisor as a result of the termination in connection with the Internalization of property management agreements with our former advisor, which contributed to our 2007 EBITDA, as compared to projections of the EBITDA contribution reviewed by the Special Committee as part of the negotiations relating to the Internalization;

•	efforts made to integrate the management company into our company post-Internalization, and

•

the performance of the management team in carrying out the directives of the board of directors (including the efforts to prepare for a potential listing and to implement the charter amendment extending our liquidation date that was approved by the board of directors).

Based on these considerations, the compensation committee awarded bonuses as follows:

Name	2007 Target Bonus ($) (1)	2007 Actual Bonus ($) (1)
Mr. Miller	$363,934	$365,000
Mr. Bowers	$227,322	$228,000
Mr. Owens	$111,885	$112,000
Mr. Reddic	$111,885	$112,000
Ms. Moon	$71,401	$86,000

(1)	Both 2007 target and actual bonuses have been prorated for the period from initial hire date (February 2, 2007 for Mr. Miller and April 16, 2007 for all other named executive officers).

Beginning in 2008, the compensation committee intends to make a meaningful portion of an executive’s compensation contingent on achieving certain pre-established quantitative performance targets. We anticipate developing a more defined, quantitative set of goals for both our named executives and other non-executive employees with respect to short-term cash incentive awards. The compensation committee will retain the overall discretion to adjust an executive’s short-term cash incentive based on the executive’s individual performance.

Long-Term Equity Incentive Compensation. The objective of our long-term equity incentive compensation program is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies. As we are still in the process of designing formal, quantitative measures for the award of long-term equity incentive compensation, the 2007 equity awards were discretionary in nature. In 2007 we granted time-vesting restricted stock awards to the named executive officers, as described below. For the service period beginning in 2008, the compensation committee intends to establish performance targets and grant equity awards based on achievement of the performance targets. The compensation committee expects that it will continue to grant equity awards in the form of time-vesting restricted stock.

2007 Omnibus Incentive Plan. On April 16, 2007, after obtaining the approval of the stockholders, our board of directors adopted the 2007 Omnibus Incentive Plan. The plan was designed in consultation with our Compensation Consultant and is intended to provide us with the flexibility to offer performance-based compensation, including stock-based and incentive cash awards as part of an overall compensation package to attract, motivate, and retain qualified personnel. Officers, and employees, non-employee directors, or consultants of ours and our subsidiaries are eligible to be granted cash awards, stock options, stock appreciation rights, restricted stock, deferred stock awards, other stock-based awards, dividend equivalent rights, and performance-based awards under the 2007 Omnibus Incentive Plan at the discretion of our compensation committee.

As a REIT, we believe the grant of restricted stock awards is appropriate because our high dividend distribution requirements lead to a significant portion of our total stockholder return being delivered through our dividends. In addition, our stock is not currently traded on a national or over-the-counter exchange so daily valuations necessary to administer option plans are not available. In the future, we anticipate that any additional awards granted will continue to be in the form of restricted stock although we may consider other equity programs to the extent they provide more favorable tax treatment to us or the individual employee. We feel that appropriately designed equity awards, particularly those with future vesting provisions, align our employees’ interests with our own interests and those of our stockholders, thereby motivating their efforts on our behalf and strengthening their desire to remain with us.

Grants in 2007. The only equity awards granted during 2007 were made on May 18, 2007 in conjunction with the original hiring and retention of our employees in connection with the Internalization. Awards were in the form of restricted stock and were based on each employee’s salary level, experience, and tenure with our former advisor. For information on the number of shares of restricted stock granted to each of the named executive officers, see “—Grants of Plan Based Awards” below.

Our compensation committee believes that these awards were necessary to successfully attract qualified employees, including the named executive officers, from our former advisor. The initial awards were determined by the compensation committee, in consultation with our Compensation Consultant, based upon preliminary recommendations from our Chief Executive Officer (with respect to all awards except his own). The awards vest 25% upon the date of the grant and 25% per year on the following three anniversaries of the date of the grant.

Grants in 2008. We also intend to grant equity awards in April 2008 in recognition of 2007 employee performance. We anticipate granting restricted stock awards to our employees, including our named executive officers, after evaluating their performance from the date of Internalization (April 16, 2007, except for our Chief Executive Officer, which was February 2, 2007) to December 31, 2007. These awards are intended to implement our objective of promoting a performance-focused culture by rewarding employees based upon achievement of company and individual performance. As we are still in the process of designing formal, quantitative type measures (which we expect to have in place for the 2008 service period), the 2007 equity awards will be discretionary in nature.

The Impact of Regulatory Requirements on Compensation

Section 162(m) of the Code limits to $1 million a publicly held company’s tax deduction each year for compensation to any “covered employee,” except for certain qualifying “performance-based compensation.” As long as we qualify as a REIT, we do not pay taxes at the corporate level. As such, we believe any loss of deductibility of compensation does not have a significant adverse impact on us.

To the extent that any part of our compensation expense does not qualify for deduction under Section 162(m), a larger portion of stockholder distributions may be subject to federal income tax as ordinary income rather than return of capital, and any such compensation allocated to our taxable REIT subsidiary whose income is subject to federal income tax would result in an increase in income taxes due to the inability to deduct such compensation.

Although we and the compensation committee will be mindful of the limits imposed by Section 162(m), even if it is determined that Section 162(m) applies or may apply to certain compensation packages, we nevertheless reserve the right to structure compensation packages and awards in a manner that may exceed the limitation on deduction imposed by Section 162(m).

Summary of 2007 Executive Compensation

The following table sets forth information concerning the compensation earned during the fiscal year ended December 31, 2007 by our named executive officers:

SUMMARY COMPENSATION TABLE FOR 2007

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
Donald A. Miller, CFA	2007	565,385	565,000	(3)(4)	531,307	9,717	(6)	1,671,409
Chief Executive Officer and President

Robert E. Bowers	2007	275,385	228,000	(5)	311,009	7,406	(7)	821,800
Chief Financial Officer, Executive Vice President, Treasurer and Secretary

Raymond L. Owens	2007	154,904	112,000	(5)	362,844	11,385	(8)	641,133
Executive Vice President—Capital Markets

Carroll A. Reddic, IV	2007	154,904	112,000	(5)	129,587	5,915	(9)	402,406
Executive Vice President—Real Estate Operations

Laura P. Moon	2007	138,395	86,000	(5)	129,587	6,255	(10)	360,237
Senior Vice President and Chief Accounting Officer

(1)	Represents amounts earned in 2007 from date of employment as an executive officer of Piedmont (February 2, 2007 for Mr. Miller, and April 16, 2007 for Messrs. Bowers, Reddic, Owens and Ms. Moon).
(2)

Reflects the cost recognized for financial statement reporting purposes for 2007 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”). However, pursuant to SEC rules those values are not reduced by an estimate for the probability of forfeiture. Awards with compensation expense recognized in 2007 were all restricted stock awards. We estimated the fair value of the awards on the date of grant based on an assumed share price of $10.00 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. The grant date fair value of these awards can be found in the Grants of Plan-Based Awards Table below. See also the narrative disclosure following this table for additional information regarding these awards.

(3)	Mr. Miller received a $200,000 cash signing bonus on February 2, 2007, the date of his employment.
(4)	Mr. Miller earned a $365,000 bonus from the date of his employment on February 2, 2007 through December 31, 2007, which was paid in January 2008.
(5)	Represents the bonus earned from the date of employment on April 16, 2007 through December 31, 2007, which was paid in January 2008.
(6)

Mr. Miller received contributions to his 401(k) plan of $9,519. Approximately $198 was paid by Piedmont on behalf of Mr. Miller related to insurance premiums paid with respect to life insurance and accidental death and dismemberment policies. In addition, Mr. Miller received $40,684 in a bonus payment from our former advisor related to service periods prior to being employed as an executive officer of Piedmont. Piedmont paid these amounts to Mr. Miller as paying agent for our former advisor, and therefore this amount was excluded from the table above.

(7)

Mr. Bowers received contributions to his 401(k) plan of $7,208. Approximately $198 was paid by Piedmont on behalf of Mr. Bowers related to insurance premiums paid with respect to life insurance and accidental death and dismemberment policies. In addition, Mr. Bowers received $72,985 in a bonus payment from our former advisor related to service periods prior to being employed as an executive officer of Piedmont. Piedmont paid these amounts to Mr. Bowers as paying agent for our former advisor, and therefore this amount was excluded from the table above.

(8)

Mr. Owens received contributions to his 401(k) plan of $11,187. Approximately $198 was paid by Piedmont on behalf of Mr. Owens related to insurance premiums paid with respect to life insurance and accidental death and dismemberment policies. In addition, Mr. Owens received $34,267 in a bonus payment from our former advisor related to service periods prior to being employed as an executive officer of Piedmont. Piedmont paid these amounts to Mr. Owens as paying agent for our former advisor, and therefore this amount was excluded from the table above.

(9)

Mr. Reddic received contributions to his 401(k) plan of $5,717. Approximately $198 was paid by Piedmont on behalf of Mr. Reddic related to insurance premiums paid with respect to life insurance and accidental death and dismemberment policies. In addition, Mr. Reddic received $29,523 in a bonus payment from our former advisor related to service periods prior to being employed as an executive officer of Piedmont. Piedmont paid these amounts to Mr. Reddic as paying agent for our former advisor, and therefore this amount was excluded from the table above.

(10)

Ms. Moon received contributions to her 401(k) plan of $6,057. Approximately $198 was paid by Piedmont on behalf of Ms. Moon related to insurance premiums paid with respect to life insurance and accidental death and dismemberment policies. In addition, Ms. Moon received $28,914 in a bonus payment from our former advisor related to service periods prior to being employed as an executive officer of Piedmont. Piedmont paid these amounts to Ms. Moon as paying agent for our former advisor, and therefore this amount was excluded from the table above.

Plan-Based Equity Awards

Effective May 18, 2007, pursuant to our 2007 Omnibus Incentive Plan, we granted approximately 764,850 shares of deferred stock awards to our employees, including our named executive officers, as set forth in the table below. Of the award, 25% vests immediately, while the remaining 75% vests ratably over the next three years. We estimated the fair value of the awards on the date of grant based on an assumed share price of $10.00 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. See additional discussion included in Note 9 of the financial statements included in this Annual Report on Form 10-K.

GRANTS OF PLAN-BASED AWARDS FOR 2007

Name	Grant Date	Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock and Option Awards ($)
Donald A. Miller, CFA	May 18, 2007	102,500	938,963
Robert E. Bowers	May 18, 2007	60,000	549,637
Raymond L. Owens	May 18, 2007	70,000	641,243
Carroll A. Reddic, IV	May 18, 2007	25,000	229,015
Laura P. Moon	May 18, 2007	25,000	229,015

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding unvested stock awards to our named executive officers during the year ended December 31, 2007. No options to purchase shares of our common stock were granted or outstanding to our named executive officers as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2007

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Donald A. Miller, CFA	76,875	582,079
Robert E. Bowers	45,000	340,729
Raymond L. Owens	52,500	397,517
Carroll A. Reddic, IV	18,750	141,970
Laura P. Moon	18,750	141,970

(1)

Represents the unvested portion of the May 18, 2007 restricted stock awards. The awards vested 25% upon the grant date and will vest at 25% per year on the following three anniversaries of the date of grant.

(2)

We estimated the market value of the unvested awards based on an assumed share price equal to our calculated net asset value as of December 31, 2007 of $8.70 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at a risk-free rate of 3.07%.

Stock Vested

The following table provides information regarding vested stock awards to our named executive officers during the year ended December 31, 2007. No options to purchase shares of our common stock were granted, exercised, or outstanding for our named executive officers as of December 31, 2007.

STOCKS VESTED FOR 2007

	Stock Awards
Name	Number of Shares Acquired On Vesting (#)(1)	Value Realized on Vesting ($)(2)
Donald A. Miller, CFA	25,625	222,938
Robert E. Bowers	15,000	130,500
Raymond L. Owens	17,500	152,250
Carroll A. Reddic, IV	6,250	54,375
Laura P. Moon	6,250	54,375

(1)	Represents the 25% of the May 18, 2007 restricted stock that vested upon the grant date.

(2)

We estimated the value realized on vesting based on an assumed share price equal to our calculated net asset value as of December 31, 2007 of $8.70 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at a risk-free rate of 3.07%.

Potential Payments upon Termination or Change of Control

The employment agreements with our named executive officers provide that upon termination of employment either by us without “cause” or by the executive for “good reason” (each as generally defined below), the executive will be entitled to the following severance payments and benefits:

•	With respect to Messrs. Miller and Bowers:

•

Any unpaid annual salary that has accrued, payment for unused vacation, any earned but unpaid annual bonus for the previous year, unreimbursed expenses, and any rights granted the executive pursuant to our 2007 Omnibus Incentive Plan (all of which we collectively refer to as “Accrued Benefits”);

•

a pro-rated annual bonus for the then-current year, and upon execution of a release of any claims by the executive, an amount equal to two times the sum of (1) his annual salary then in effect, and (2) the average of his annual bonus for the three years prior to the year of termination; and

•	two years of continuing medical benefits for the executive and the executive’s spouse and eligible dependents.

•	With respect to Mr. Reddic, Mr. Owens, and Ms. Moon:

•	any Accrued Benefits;

•

a pro-rated annual bonus for the then-current year, and upon execution of a release of any claims by the executive, an amount equal to the sum of (1) the executive’s annual salary then in effect, and (2) the average of the executive’s annual bonus for the three years prior to the year of termination; and

•	one year of continuing medical benefits for the executive and the executive’s spouse and eligible dependents.

Pursuant to the employment agreements, “cause” means any of the following:

•

any material act or material omission by the executive which constitutes intentional misconduct in connection with the our business or relating to the executive’s duties or a willful violation of law in connection with our or relating to the executive’s duties;

•	an act of fraud, conversion, misappropriation or embezzlement by the executive of our assets or business or assets in our possession or control;

•

conviction of, indictment for or entering a guilty plea or plea of no contest with respect to a felony, or any crime involving any moral turpitude with respect to which imprisonment is a common punishment;

•	any act of dishonesty committed by the executive in connection with our business or relating to the executive’s duties;

•	the willful neglect of material duties of the executive or gross misconduct by the executive;

•

the use of illegal drugs or excessive use of alcohol to the extent that any of such uses, in the board of directors’ good faith determination, materially interferes with the performance of the executive’s duties;

•

any other failure (other than any failure resulting from incapacity due to physical or mental illness) by the executive to perform his material and reasonable duties and responsibilities as an employee, director or consultant; or

•

any breach of the affirmative covenants made by the executive under the agreement; any of which continues without cure, if curable, reasonably satisfactory to the board of directors within ten days following written notice from us (except in the case of a willful failure to perform his or her duties or a willful breach, which shall require no notice or allow no such cure right).

Subject to certain cure rights available to us, “good reason” shall be present where the executive gives notice to the board of directors of his or her voluntary resignation following either:

•	our failure to pay or cause to be paid the executive’s base salary or annual bonus when due;

•	a material diminution in the executive’s status, including, title, position, duties, authority or responsibility;

•

a material adverse change in the criteria to be applied with respect to the executive’s target annual bonus for fiscal year 2009 and subsequent fiscal years as compared to the prior fiscal year (unless Executive has consented to such criteria) or our failure to adopt performance criteria reasonably acceptable to the executive with respect to fiscal year 2008;

•	the relocation of our executive offices to a location outside of the Atlanta, Georgia metropolitan area without the consent of the executive;

•	our failure to provide the executive with awards under the 2007 Omnibus Incentive Plan that are reasonably and generally comparable to awards granted to our other executive officers under the plan;

•	the occurrence of a change of control of the company; or

•	solely with respect to Mr. Miller, the failure of the board of directors (or its Nominating and Corporate Governance Committee) to nominate Mr. Miller to the board of directors.

If we notify the executive that we are not renewing the initial term of the employment agreement, or any renewal term, and the executive’s employment thereafter terminates as a result of the expiration of the term, the executive is entitled to receive the following severance payments and benefits:

•	With respect to Mr. Miller and Mr. Bowers:

•	Any Accrued Benefits;

•

a pro-rated annual bonus for the then-current year, and upon execution of a release of any claims by him, an amount equal to two times the sum of (1) his annual salary, and (2) the average of his annual bonus for the three years prior to the year of termination; and

•	one year of continuing medical benefits for the executive and the executive’s spouse and eligible dependents.

•	With respect to Mr. Reddic, Mr. Owens, and Ms. Moon, the same payments and benefits that would be payable upon a termination by us without “cause” or by the executive with “good reason”.

If the executive notifies us that he or she is not renewing the initial term of the employment agreement, or any renewal term, he or she is not entitled to receive any severance pay or benefits. If he or she continues to be employed by us after either of us give 90 days prior written notice of non-renewal, his or her employment will be “at-will,” and the agreement will terminate, except for certain surviving provisions.

If the executive’s employment terminates upon his or her death or “disability” (which is defined in the agreements to mean physical or mental incapacity whereby the executive is unable with or without reasonable accommodation for a period of six consecutive months or for an aggregate of nine months in any twenty-four consecutive month period to perform the essential functions of the executive’s duties) the following will occur:

•	With respect to Mr. Miller and Mr. Bowers:

•	his estate or legal representative is entitled to receive any Accrued Benefits and a pro-rated annual bonus for the then-current year;

•	any grants made to the executive that are subject to a time-based vesting condition shall become vested;

•

his estate or legal representative, upon execution of a release, is entitled to an amount equal to two times the sum of (1) his annual salary then in effect and (2) the average of his annual bonus for the three years prior to the year of termination; and

•	one year of continuing medical benefits for the executive and/or the executive’s spouse and eligible dependents.

•	With respect to Mr. Reddic, Mr. Owens and Ms. Moon:

•	his or her estate or legal representative is entitled to receive any Accrued Benefits and a pro-rated annual bonus for the then-current year;

•	any grants made to the executive that are subject to a time-based vesting condition shall become vested;

•

his or her estate or legal representative, upon execution of a release, is entitled to an amount equal to the sum of (1) the executive’s annual salary then in effect and (2) the average of the executive’s annual bonus for the three years prior to the year of termination; and

•	one year of continuing medical benefits for the executive and/or the executive’s spouse and eligible dependents.

Under the employment agreements, if an executive resigns without good reason, or if we terminate an executive for cause, then such executive is only entitled to receive his or her Accrued Benefits.

In the event of a termination of employment resulting from a change of control event, the employment agreement with each of our named executive officers provides that such termination will be deemed a termination by the executive for “good reason,” and any previously issued equity grants subject to time-based vesting conditions will immediately become vested.

In addition, if Mr. Miller’s employment had been terminated as a result of a change of control event occurring prior to his receipt of an initial equity grant under our 2007 Omnibus Incentive Plan or otherwise in the amount of at least $1.7 million, Mr. Miller would have been entitled to receive an additional $1.7 million payment. In the event that any portion of the $1.7 million payment constituted an “excess parachute payment” subject to an excise tax under the Code, we agreed to pay Mr. Miller an amount equal to one-half of such excise tax. Mr. Miller received his initial equity grant as of May 18, 2007.

The following table summarizes the potential cash payments and estimated equivalent cash value of benefits generally owed to the named executive officers under the terms of their employment agreements described above upon termination of those agreements under various scenarios:

Name and Principal Position	Without Cause/For Good Reason(1)		Change-in-Control (Termination Without Cause/For Good Reason)(1)		Non-renewal by Us of Initial or Subsequent Term(1)		Death/Disability(1)
Donald A. Miller, CFA	$2,747,016	(2)	$2,747,016	(2)	$2,732,220	(2)	$2,732,220	(2)
Robert E. Bowers	$1,895,307	(3)	$1,895,307	(3)	$1,880,511	(3)	$1,880,511	(3)
Raymond L. Owens	$872,380	(4)	$872,380	(4)	$872,380	(4)	$872,380	(4)
Carroll A. Reddic, IV	$578,755	(5)	$578,755	(5)	$578,755	(5)	$578,755	(5)
Laura P. Moon	$516,239	(6)	$516,239	(6)	$516,239	(6)	$516,239	(6)

(1)

Includes annualized 2007 bonus which was paid in January 2008 for the service period from the date of Internalization (April 16, 2007, except for our Chief Executive Officer, which was February 2, 2007) to December 31, 2007.

(2)	Includes $668,813 representing the value of unvested equity awards that would vest upon each triggering event.

(3)	Includes $391,500 representing the value of unvested equity awards that would vest upon each triggering event.
(4)	Includes $456,750 representing the value of unvested equity awards that would vest upon each triggering event.
(5)	Includes $163,125 representing the value of unvested equity awards that would vest upon each triggering event.
(6)	Includes $163,125 representing the value of unvested equity awards that would vest upon each triggering event.

The amounts described above do not include payments and benefits to the extent they have been earned prior to the termination of employment or are provided on a non-discriminatory basis to salaried employees upon termination of employment. These include:

•	distribution of balances under our 401(k) plan;

•	life insurance proceeds in the event of death; and

•	disability insurance payouts in the event of disability.

Compensation of Directors

We pay our non-employee directors a combination of cash and equity compensation for serving on the board of directors. In addition, no employee of our former advisor is paid for his or her services as a director.

Cash Compensation

As compensation for serving on board of directors, we pay each of our independent directors an annual retainer of $35,000 (increased from $18,000 effective May 1, 2007), and we pay our chairman of the board an additional $65,000 annually. We also pay annual retainers to our committee chairmen in the following amounts:

•	$10,000 to the chairman of the Audit Committee;

•	$7,500 to the chairman of the compensation committee; and

•	$5,000 to the chairman of each of our other committees.

In addition, we pay our independent directors for attending board and committee meetings as follows:

•	$1,500 per regularly scheduled board meeting attended;

•	$750 per special board meeting attended; and

•

$1,500 per committee meeting attended (except that members of the Audit Committee will be paid $2,500 per meeting attended for each of the four meetings necessary to review our quarterly and annual financial statements).

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Annual Independent Director Equity Awards

On August 6, 2007, the board of directors approved an annual equity award pursuant to the 2007 Omnibus Incentive Plan for each of the independent directors of $50,000 payable in the form of 5,000 shares of our common stock with an estimated value of $10.00 per share and an effective award date for the 2007 award of August 10, 2007. The annual equity awards were determined based on the advice and recommendation of our Compensation Consultant considering comparable awards granted to directors of our peer companies as set forth above. The independent directors were given the option to defer the receipt of their stock until a future year or years, in which case a grant of dividend equivalent rights in an amount equal to the dividends that would have been payable on the deferred shares will be made to the directors who elect to defer. As of December 31, 2007, 15,000 shares granted to independent directors in August 2007 remained deferred. The dividend equivalent rights earned by these directors are listed in the table below under “Other Compensation.”

The following table sets forth information regarding the compensation that we paid to our directors during the year ended December 31, 2007. None of Messrs. Wells, Williams, and Miller received any separate compensation for their service as director in 2007.

DIRECTOR COMPENSATION FOR 2007

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Michael R. Buchanan	99,417	50,000	—		104,417
Wesley E. Cantrell	63,584	—	1,468	(1)	65,052
Richard W. Carpenter*	21,500	—	—		21,500
Bud Carter*	29,500	—	—		29,500
William H. Keogler, Jr.	117,833	50,000	10,333	(2)	133,166
Donald S. Moss	127,917	—	1,468	(1)	129,385
Neil H. Strickland*	31,750	—	—		31,750
W. Wayne Woody	181,917	—	1,468	(1)	183,385
Donald A. Miller, CFA	—	—	—		—
Leo F. Wells, III*	—	—	—		—
Douglas P. Williams*	—	—	—		—

*	Messrs. Williams, Carpenter, Carter and Strickland resigned from board of directors on April 16, 2007. Mr. Wells resigned from the board of directors on May 9, 2007.
(1)

Represents dividend equivalent rights expensed in 2007 pursuant to the deferred stock awards described above. Amount represents the compensation expense recognized for financial statement reporting purposes in 2007, in accordance with FAS 123R based on the estimated fair value as of the date of grant.

(2)	Amount represents reimbursement of travel expenses and meals incurred as part of attending board of director and committee meetings.

Prior to adoption of the 2007 Omnibus Incentive Plan, we were subject to the 2000 Employee Stock Option Plan (the “Employee Option Plan”), the Independent Director Stock Option Plan (the “Director Option Plan”), and the Independent Director Warrant Plan (the “Director Warrant Plan”). On April 16, 2007, our board of directors terminated the Employee Option Plan since such plan was intended to cover employees of the former third-party advisors. As a result of the Internalization of the former advisor companies, the plan was no longer necessary. No shares were ever issued under the Employee Option Plan. Effective April 16, 2007, our board of directors also suspended the Director Option Plan and the Director Warrant Plan. Outstanding awards continued to be governed by the terms of those plans described below; however, all 2007 awards were made under the 2007 Omnibus Incentive Plan. Effective March 25, 2008, the Director Warrant Plan was also terminated and all of the outstanding warrants under the Director Warrant Plan were cancelled. As such the below table summarizes outstanding director options:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	31,000	$12.00	—
Equity compensation plans not approved by security holders	—	—	—

Total	31,000	$12.00	—

REPORT OF THE COMPENSATION COMMITTEE

The compensation committee is responsible for, among other things, reviewing and approving compensation for the executive officers, establishing the performance goals on which the compensation plans are based and setting the overall compensation principles that guide the committee’s decision-making. The compensation committee has reviewed the Compensation Discussion and Analysis (“CD&A”) and discussed it with management. Based on the review and the discussions with management, the compensation committee recommended to the board of directors that the CD&A be included in this Annual Report on Form 10-K.

The compensation committee

Donald S. Moss

Michael R. Buchanan

Wesley E. Cantrell

William H. Keogler, Jr.

W. Wayne Woody

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been employed by us. None of our executive officers currently serves, or in the past three years has served, as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 28, 2008, our current directors and executive officers beneficially owned the following shares:

Name of Beneficial Owner(1)	Shares Beneficially Owned	Percentage
Michael R. Buchanan(2)	10,500	*
Wesley E. Cantrell(6)	—	*
William H. Keogler, Jr.(3)	13,500	*
Donald S. Moss(4)	120,771	*
W. Wayne Woody(5)(6)	4,500	*
Donald A. Miller, CFA	40,585	*
Robert E. Bowers	15,000	*
Laura P. Moon	6,578	*
Carroll A. Reddic	6,578	*
Raymond L. Owens	17,500	*
All officers and directors as a group	235,512	*

*	Less than 1% of the outstanding common stock.
(1)	The address of each of the stockholders is c/o Piedmont Office Realty Trust, Inc., 6200 The Corners Parkway, Suite 500, Norcross, Georgia 30092.
(2)	Includes options to purchase up to 5,500 shares of common stock, which are exercisable within 60 days of February 28, 2008.
(3)	Includes options to purchase up to 8,500 shares of common stock, which are exercisable within 60 days of February 28, 2008.
(4)	Includes options to purchase up to 8,500 shares of common stock, and 5,000 shares of deferred stock, which are exercisable within 60 days of February 28, 2008.
(5)	Includes options to purchase up to 4,500 shares of common stock, which are exercisable within 60 days of February 28, 2008.
(6)	Excludes 5,000 shares granted to each of our independent directors in 2007 as Mr. Cantrell and Mr. Woody have elected to defer such awards to periods beyond April 30, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following discussion includes a description of certain relationships and related transactions that existed prior to our Internalization with our directors and officers holding office prior to the Internalization, as well as certain relationships and related transactions that exist following the Internalization with our current directors and officers.

The Internalization

On February 2, 2007, we entered into an agreement and plan of merger (the “Merger Agreement”) with Wells REF, , Wells Capital, Inc. (“Wells Capital”), Wells Management Company, Inc. (“Wells Management”), Wells Advisory Services I, LLC (“WASI”), Wells Real Estate Advisory Services, LLC, Wells Government Services, LLC and two of our wholly-owned subsidiaries WRT Acquisition Company, LLC (“WRT Acquisition Sub”) and WGS Acquisition Company, LLC (“WGS Acquisition Sub”). . Pursuant to the Merger Agreement, WREAS was merged with and into WRT Acquisition Sub and WGS was merged with and into WGS Acquisition Sub, and all of the outstanding shares of the capital stock of WREAS and WGS were exchanged for a total consideration of $175 million, comprised entirely of 19,546,302 shares of our common stock, which constituted approximately 4.0% of our common stock as of December 31, 2007. For purposes of determining the amount of consideration paid, the parties to the transaction agreed to value the shares of our common stock at a per share price of $8.9531. The purchase price included, among other things, certain net assets of our former advisor, as well as the termination of our obligation to pay certain fees required pursuant to the terms of the in-place agreements with the advisor including, but not limited to, disposition fees, listing fees, and incentive fees. In addition, Wells Capital exchanged its 20,000 limited partnership units in the Piedmont’s operating partnership for 22,339 shares of the Piedmont’s common stock. These transactions were completed on April 16, 2007 in the Internalization.

Interests of Certain of our Directors and Executive Officers

Certain of our current and former executive officers and directors had material financial interests in the Internalization. In particular:

•

Leo F. Wells, III, our former President, Chairman and director, received an indirect beneficial economic interest in our stock through his sole ownership of Wells REF, the sole shareholder of Wells Capital and Wells Management, which together own in the aggregate approximately 92% of the economic interests in WASI, which received 19,546,302 shares of our common stock (then valued at approximately $175 million based on a per-share value of $8.9531) as a result of the Internalization. Accordingly, the Internalization resulted in Mr. Wells receiving a beneficial economic interest in shares of our common stock valued at $161 million as of the date of the Internalization. In addition, in connection with the Internalization, Wells Capital exchanged its 20,000 limited partnership units of Wells OP for 22,339 shares of our common stock.

•

Donald A. Miller, CFA, our Chief Executive Officer and President and one of our directors, was a Vice President of Wells REF and a Senior Vice President of Wells Capital prior to the Internalization and owns a 1% economic interest in WASI, which received 19,546,302 shares of our common stock (then valued at approximately $175 million) as a result of the Internalization. Accordingly, the Internalization resulted in Mr. Miller receiving a beneficial economic interest in shares of our common stock valued at $1.75 million as of the date of the Internalization.

•

Robert E. Bowers, our Chief Financial Officer, Executive Vice President, Secretary, and Treasurer, was Chief Financial Officer and Vice President of Wells REF and a Senior Vice President of Wells Capital prior to the Internalization and owns a 1% economic interest in WASI. Accordingly, the Internalization resulted in Mr. Bowers receiving a beneficial economic interest in shares of our common stock valued at $1.75 million as of the date of the Internalization.

•

Douglas P. Williams, our former director, Executive Vice President, Secretary and Treasurer is a Vice President of Wells REF and Senior Vice President of Wells Capital and owns a 1% economic interest in WASI. Accordingly, the Internalization resulted in Mr. Williams receiving a beneficial economic interest in shares of our common stock valued at $1.75 million as of the date of the Internalization.

•

Randall D. Fretz, our former Senior Vice President, is also Vice President of Wells REF and Senior Vice President of Wells Capital, and owns a 1% economic interest in WASI. Accordingly, the Internalization resulted in Mr. Fretz receiving a beneficial economic interest in shares of our common stock valued at $1.75 million as of the date of the Internalization.

Escrow Agreement

At the closing of the Internalization, we entered into an escrow agreement with WASI and a third-party escrow agent pursuant to which we issued 162,706 escrowed shares to the escrow agent (valued at $1.456 million based on a per-share value of $8.9531), to secure the payment to us of certain additional property management revenues. Such additional property management revenues, which relate to the management of properties that were not managed by our former advisor as of the closing date of the Internalization, but were projected to be managed by us before December 31, 2007, were included in the projected 2007 pro forma earnings contribution to us from the Internalization. As long as the escrowed shares remain in escrow, all distributions, dividends and returns of capital on other payments with respect thereto, will be held by the escrow agent (except that in certain circumstances a portion of the earnings sufficient to cover certain tax obligations may be released). Following the end of fiscal year 2007, Piedmont, outside consultants retained by the board of directors, and WASI will determine the amount of escrowed shares to be distributed from the escrow account based upon the application of a formula that is tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period between the closing date of the Internalization and December 31, 2007 with respect to any properties that were brought under our management by property management offices acquired by us pursuant to the Internalization, but excluding any new properties acquired by us subsequent to the Internalization. The determination of EBITDA for such properties is based on a formula, agreed upon by our board of directors and WASI, in which total management fees actually received from such properties are multiplied by a predetermined EBITDA margin. Escrowed shares to be released to WASI under the escrow agreement will thereafter be held under the Pledge and Security Agreement described below. Under the escrow agreement, escrowed shares not distributed to WASI will be released to us.

The escrow agreement will terminate upon the earlier to occur of (1) the mutual written consent of WASI and us, or (2) disbursement of all of the escrowed shares (and any other amounts deposited into escrow with respect thereto).

Pledge and Security Agreement

WASI agreed to secure its indemnification obligations under the definitive merger agreement related to the Internalization by entering into a pledge and security agreement with us. Under this agreement, WASI pledged in our favor the following:

•	for a period of 18 months from the date of the pledge and security agreement (the “lock-up period”), all shares of our common stock issued as Internalization consideration;

•

for a period of six months after the end of the lock-up period (the “follow-on period”), assets having a fair market value of not less than the sum of $20 million plus an amount reasonably sufficient to cover any unresolved or unpaid indemnification claims arising under the definitive merger agreement; and

•	following the end of the follow-on period, assets having a fair market value of not less than an amount sufficient to cover any unresolved or unpaid indemnification claims.

In addition to the foregoing collateral, WASI pledged in our favor certain property related to such collateral, including:

•	dividends or distributions made on or with respect to any pledged collateral, with certain exceptions described in the agreement;

•	any money or property paid to us as a result of WASI’s default under the agreement;

•	any substituted collateral which is satisfactory to us, in our sole judgment;

•

all new, substituted or additional shares or other securities issued upon conversion or exchange of, or by reason of, any stock dividend, reclassification, readjustment, stock split or other change declared or made with respect to the collateral, or any warrants or any other rights, options or securities issued in respect of such collateral; and

•	all proceeds relating to the pledged collateral.

The pledged collateral does not include the 22,339 shares of our common stock issued by us to Wells Capital in exchange for 20,000 limited partnership units of Piedmont OP. We hold a security interest in all of the pledged collateral.

New Agreements with Affiliates of Wells Real Estate Funds, Inc.

In connection with the consummation of the Internalization, on April 16, 2007, we entered into new agreements with affiliates of Wells REF, which agreements are summarized below.

Transition Services Agreement

At the closing of the Internalization, we entered into a Transition Services Agreement with Wells REF which provides us with certain transitional services, which primarily include investor relations support services, transfer agent related services and investor communication support. The initial term of the Transition Services Agreement began on April 16, 2007, continues for the lesser of one year or the period ending 90 days after the listing of our shares on a national securities exchange, and is renewable by us for an additional one-year period. Thereafter, the agreement is automatically renewed for successive 180-day periods unless otherwise terminated. The Transition Services Agreement will terminate upon the mutual agreement of the parties thereto. In addition, we may terminate the Transition Services Agreement in the event of an uncured material default by Wells REF upon 30 days prior written notice to Wells REF, and Wells REF may terminate the agreement, either in whole or with respect to any particular service, upon the occurrence of an uncured failure to pay for services as required under the agreement. We may also terminate the agreement with respect to any individual service we no longer require upon 30 days prior written notice.

During the initial term of the Transition Services Agreement, we have agreed to pay to Wells REF the following fees and reimbursements:

•	for investor relations related services, $66,667 per month for up to 144,000 annual contacts with stockholders, with all contacts in excess of 144,000 to be billed at $5.56 per contact;

•	for transfer agent related services of the type previously provided to us, $75,000 per month, and any special transfer agent services will be billed at $75 per hour;

•	for investor communication support, $41,667 per month; and

•	reimbursement for any out-of-pocket payments, costs or expenses incurred in connection with the termination of the services or the transfer of such services.

Additional services not listed in the agreement may be performed upon our written request and will be billed at rates set forth in the Transition Services Agreement. Fees incurred under this agreement through December 31, 2007 were approximately $1.6 million.

Wells REF has represented and warranted in the Transition Services Agreement that the initial rates charged do not exceed Wells REF’s good faith estimate of its actual cost and do not exceed the rates that could reasonably be expected to be charged by a third party. During the first renewal term of the Transition Services Agreement, we will be required to pay Wells REF 105% of the rates listed above; provided, however, that if the first renewal term commences prior to January 1, 2008, the rates for the first renewal term will not increase until January 1, 2008. Prior to any subsequent term of the Transition Services Agreement, we will be notified of the fee increase we will be required to pay in such subsequent term to Wells REF; however, such adjustments will not exceed 130% of the then-current rates and are subject to our reasonable approval. If we do not agree to such adjustments, the agreement will terminate at the end of the then-current term.

Support Services Agreement

At the closing of the Internalization, we entered into a Support Services Agreement with Wells REF pursuant to which Wells REF provides us with certain support services, including employee benefit, administration, payroll and information technology services. The initial term of the agreement commenced on April 16, 2007 and continues for a two-year period, and we have the right to renew the agreement for an additional two-year period.

Thereafter, the agreement will automatically renew for successive one-year periods unless otherwise terminated. The agreement may terminate upon the mutual written agreement of the parties. In addition, during the initial term, we may terminate the Support Services Agreement in the event of an uncured material default by Wells REF upon 30 days prior written notice to Wells REF, and Wells REF may terminate the agreement, either in whole or with respect to any particular service, upon the occurrence of an uncured failure to pay for services as required under the agreement. We, upon 60 days written notice to Wells REF, may terminate the agreement with respect to any individual service we no longer require. After the initial term, and upon 120 written days notice to us, Wells REF may terminate the agreement with respect to any service that it no longer provides to itself or any of its affiliates.

During the initial term of the Support Services Agreement, we have agreed to pay to Wells REF the following fees and reimbursements:

•	$38.00 per employee per month for administration of payroll, retirement and savings benefits, health and wellness, supplemental plans, and other plans;

•	$64,167 per month for information technology services; and

•	Reimbursement for any out-of-pocket expenses and reasonable third-party costs incurred in connection with the termination of the services or the transfer of such services.

Fees incurred under this agreement through December 31, 2007 were approximately $0.6 million. Effective as of September 30, 2007, we terminated the employee benefits services being provided under the Support Services Agreement.

Wells REF has represented and warranted in the Support Services Agreement that the initial rates charged do not exceed Wells REF’s good faith estimate of its actual cost and do not exceed the rates that could reasonably be expected to be charged by a third party. In the event that we elect to renew the Support Services Agreement after the initial term, we will be required to pay Wells REF 110% of the rates listed above during the first renewal term. Renewals after the first renewal term will be subject to certain rate adjustments to those fees listed above, but in no case will such fees exceed 130% of the then-current rates and all such adjustments will be subject to our reasonable approval. However, if we do not agree to such adjustments, the Support Services Agreement will terminate at the end of the then-current term.

Headquarters Sublease Agreement

At the closing of our Internalization, one of our subsidiaries entered into the Headquarters Sublease Agreement with Wells REF, whereby Wells REF provides us with approximately 13,000 square feet of office space comprising approximately 57% of the fifth floor of the office building located at 6200 The Corners Parkway in Norcross, Georgia. Under the Headquarters Sublease Agreement, we will pay Wells REF $25,450 monthly for base rent and various space-related services, including, but not limited to, cleaning, vending and shredding services.

The initial term of the Headquarters Sublease Agreement commenced on April 16, 2007 and continues for a two-year period. We may renew the agreement for up to two additional two-year periods by providing Wells REF with 180 days written notice prior to the end of the initial term or the first extension term. The Headquarters Sublease Agreement may be terminated at any time upon 180 day prior written notice by us, in which case we must pay Wells REF a termination fee equal to one-half of the rent for the balance of the then-current term. Through December 31, 2007, we made payments under the Headquarters Sublease of approximately $0.2 million.

Property Management Agreements

In connection with the closing of the Internalization on April 16, 2007, we acquired property management offices and personnel and now manage 66 of our properties as well as 22 properties owned by Wells Real Estate

Investment Trust II, Inc. and other third parties affiliated with our former advisor. However, pursuant to a new property management agreement we entered into with Wells Management on April 16, 2007, Wells Management continues to provide property management services for 17 of our properties located in geographic areas where we do not currently have a regional property management office. The fees for the management of these properties are market-based property management fees generally based on the gross monthly income of the property. The property management agreement with Wells Management is effective as of April 1, 2007, has a one-year term and automatically renews unless either party gives notice of its intent not to renew. In addition, either party may terminate the agreement upon 60 days’ written notice.

Certain Relationships and Related Transactions with Affiliated Companies Prior to Internalization

Our Former Advisory and Property Management Agreements

Prior to the consummation of our Internalization on April 16, 2007, we were a party to and incurred expenses under the following agreements with our former advisor:

Asset Advisory Agreement. We incurred asset management advisory fees payable to our former advisor for, among other things:

•	serving as our investment and financial advisor;

•	managing our day-to-day operations;

•	formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties; and

•	providing us certain accounting, compliance, and other administrative services.

The fees for these services were payable monthly in an amount equal to one-twelfth of 0.5% of the fair market value of all properties we owned directly, plus our interest in properties held through joint ventures. This fee was reduced by (1) tenant-reimbursed property management fees paid to our former advisor, and (2) in the event that our former advisor retained an independent third-party property manager to manage one or more properties currently being managed by our former advisor, the amount of property management fees paid to such third-party property managers. At the option of our former advisor, up to 10% of such monthly fee could be paid in shares of our common stock.

We incurred such fees of approximately $7.0 million for the period from January 1, 2007 through April 16, 2007.

Acquisition Advisory Agreement. We were obligated to pay a fee to our former advisor for services relating to, among other things:

•	capital-raising functions;

•	the investigation, selection, and acquisition of properties; and

•	certain transfer agent and stockholder communication functions.

The fee payable to our former advisor under the acquisition advisory agreement was 3.5% of aggregate gross proceeds raised from the sale of our shares, exclusive of proceeds received from our dividend reinvestment plan used to fund repurchases of shares of our common stock pursuant to our share redemption program. Such fees were eliminated on shares sold under the dividend reinvestment plan beginning in September 2006.

We incurred no acquisition and advisory fees and reimbursement of expenses for the period from January 1, 2007 through April 16, 2007.

Property Management Agreement. Under this agreement, we retained our former advisor to manage, coordinate the leasing of, and manage construction activities related to certain of our properties. Any amounts paid under the agreement for properties that were managed by our former advisor under a prior asset/property management agreement (the “existing portfolio properties”) had the economic effect of reducing amounts payable for asset advisory services by crediting such amounts against amounts otherwise due under the asset advisory agreement with respect to such properties. Management and leasing fees payable to our former advisor for properties acquired after the commencement of the term of the property management agreement were required to be specified in an amendment to the agreement, which required approval by our board. Such fees were payable in addition to fees payable pursuant to the asset advisory agreement. Our fees for the management and leasing of our properties, other than existing portfolio properties, were generally consistent with the descriptions set forth below:

•

For properties for which our former advisor provided property management services, we paid our former advisor a market-based property management fee generally based on gross monthly income of the property;

•

For properties for which our former advisor provided leasing agent services, we paid (1) a one-time initial lease-up fee in an amount not exceeding one-month’s rent for the initial rent-up of a newly constructed building; (2) a market-based commission based on the net rent payable during the term of a new lease (not to exceed ten years); (3) a market-based commission based on the net rent payable during the term of any renewal or extension of any tenant lease; and (4) a market-based commission based on the net rent payable with respect to expansion space for the remaining portion of the initial lease term;

•

For properties for which our former advisor provided construction management services, we paid (1) for planning and coordinating the construction of tenant-directed improvements, that portion of lease concessions for tenant-directed improvements as was specified in the lease or lease renewal, subject to a limit of 5% of such lease concessions; and (2) for other construction management services, a construction management fee agreed to in an appropriate contract amendment.

We incurred an aggregate of approximately $1.5 million of expense pursuant to the property management agreement during the period from January 1, 2007 to April 16, 2007.

Salary and Operating Expense Reimbursements

Under the asset advisory agreement, the acquisition advisory agreement and the property management agreement, we were required to reimburse each service provider for various costs and expenses incurred in connection with the performance of its duties under such agreements, including reasonable wages and salaries and other employee-related expenses such as taxes, insurance, and benefits of employees of the service provider who were directly engaged in providing services for or on our behalf. Under these agreements, reimbursements for such employee-related expenses were limited to $8.2 million in aggregate during any fiscal year. We were also responsible for reimbursing each service provider for non-salary administrative reimbursements.

From January 1, 2007 through April 16, 2007, we paid $3.0 million in reimbursements to our service providers.

In addition, approximately $1.3 million of interest and other income recorded for the quarter ended March 31, 2007 relates to a reimbursement received from Wells Management, one of our former advisors and property manager (and current property manager for certain of our properties), for a $1.3 million property management termination expense included in asset and property management fees-other during the quarter ended March 31, 2007.

Review, Approval or Ratification of Transactions with Related Persons

Our Code of Ethics, which is posted on our Web site at www.piedmontreit.com, prohibits directors and executive officers from engaging in transactions that may result in a conflict of interest with us. Our conflicts committee reviews any transaction a director or executive officer proposes to have with us that could give rise to a conflict of interest or the appearance of a conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K. In conducting this review, the conflicts committee ensures that all such transactions are approved by a majority of the board of directors (including a majority of independent directors) not otherwise interested in the transaction and are fair and reasonable to us and on terms not less favorable to us than those available from unaffiliated third parties. No transaction has been entered into with any director or executive officer that does not comply with those policies and procedures.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Engagement of Ernst & Young LLP

On August 6, 2007, the Audit Committee engaged Ernst & Young as our independent auditors to audit our financial statements for the year ended December 31, 2007. The Audit Committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

Pre-Approval Policies

The Audit Committee Charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be provided by our independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the Audit Committee.

All requests or applications for services to be provided by our independent auditors that do not require specific pre-approval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by our independent auditors.

Requests or applications to provide services that require specific pre-approval by the Audit Committee will be submitted to the Audit Committee by both our independent auditors and our chief financial officer, treasurer, or chief accounting officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The Chairman of the Audit Committee has been delegated the authority to specifically pre-approve all services not covered by the general pre-approval guidelines, up to an amount not to exceed $75,000 per occurrence. Amounts requiring pre-approval in excess of $75,000 per occurrence require specific pre-approval by our Audit Committee prior to engagement of Ernst & Young, our current independent auditors. All amounts specifically pre-approved by the Chairman of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.

Fees Paid to Principal Auditor

The Audit Committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services provided by Ernst & Young, including the audits of our annual financial statements, for the years ended December 31, 2007 and 2006, respectively, are set forth in the table below.

	2007	2006
Audit Fees	$774,620	$574,731
Audit-Related Fees	363,721	217,185
Tax Fees	578,370	303,841
All Other Fees	—	—

Total	$1,716,711	$1,095,757

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

•

Audit-Related Fees—These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, non recurring agreed-upon procedures and other professional fees associated with transactional activity, including Internalization and the registration of shares on Form S-11, and consultation concerning financial accounting and reporting standards.

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

For the year ended December 31, 2007, all services rendered by Ernst & Young were pre-approved by the Audit Committee in accordance with the policies and procedures described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	The financial statements begin on page F-3 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2.	Schedule III —Real Estate Assets and Accumulated Depreciation

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March 2008.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN Michael R. Buchanan	Independent Director	March 25, 2008

/s/ DONALD S. MOSS Donald S. Moss	Independent Director	March 25, 2008

/s/ WESLEY E. CANTRELL Wesley E. Cantrell	Independent Director	March 25, 2008

/s/ WILLIAM H. KEOGLER, JR. William H. Keogler, Jr.	Independent Director	March 25, 2008

/s/ W. WAYNE WOODY W. Wayne Woody	Chairman Independent Director	March 25, 2008

/s/ DONALD A. MILLER, CFA Donald A. Miller, CFA	President and Director (Principal Executive Officer)	March 25, 2008

/s/ ROBERT E. BOWERS Robert E. Bowers	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 25, 2008

/s/ LAURA P. MOON Laura P. Moon	Chief Accounting Officer	March 25, 2008

EXHIBIT INDEX TO 2007 FORM 10-K OF PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated as of February 2, 2007, by and among Piedmont Office Realty Trust, Inc. (f/k/a Wells Real Estate Investment Trust, Inc.) (the “Company”), WRT Acquisition Company, LLC, WGS Acquisition Company, LLC, Wells Real Estate Funds, Inc., Wells Capital, Inc., Wells Management Company, Inc., Wells Advisory Services I, LLC, Wells Real Estate Advisory Services, Inc. and Wells Government Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

3.1	Second Articles of Amendment and Restatement of the Company (incorporating all amendments thereto through December 20, 2007)

3.2	Amended Bylaws of Piedmont Office Realty Trust, Inc., dated September 24, 2007, (incorporating all amendments thereto through September 24, 2007) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2007)

10.1	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated June 11, 1998 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-32099), filed on July 9, 1998)

10.2	Joint Venture Agreement of Wells/Fremont Associates dated July 15, 1998, by and between Wells Development Corporation and Piedmont Operating Partnership, L.P. (f/k/a Wells Operating Partnership, L.P. (the “Operating Partnership”) (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-32099), filed on August 14, 1998)

10.3	Amended and Restated Joint Venture Partnership Agreement of Fund XI - Fund XII - REIT Joint Venture dated June 21, 1999, by and among Wells Real Estate Fund XI, L.P., Wells Real Estate Fund XII, L.P. and the Operating Partnership (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-83933), filed on November 17, 1999)

10.4	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership dated April 10, 2000, by and between the Operating Partnership and Wells Real Estate Fund XII, L.P. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-66657), filed on April 25, 2000)

10.5	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership dated June 27, 2001, by and between the Operating Partnership and Wells Real Estate Investment Fund XIII, L.P. (incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-44900), filed on July 23, 2001)

10.6	Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. dated April 27, 2000 (incorporated by reference to Exhibit 10.106 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

Exhibit Number	Description of Document
10.7	First Amendment to Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. dated November 6, 2003 (incorporated by reference to Exhibit 10.107 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.8	Amended and Restated Limited Partnership Agreement of Wells-Buck Venture, L.P. dated November 6, 2003, by and among Wells 35 W. Wacker, LLC, Buck 35 Wacker, L.L.C. and VV USA City, L.P. (incorporated by reference to Exhibit 10.108 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.9	Amended and Restated Promissory Note dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company

10.10	Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company

10.11	Amended and Restated Promissory Note dated November 1, 2007, by 1225 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company

10.12	Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated October 24, 2002, by 1225 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company

10.13	Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC dated September 237, 2002 (incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.14	First Amendment to Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.120 to Post-Effective Amendment No. 6 to Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.15	Limited Liability Company Agreement of 1225 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.16	First Amendment to Limited Liability Company Associates of 1225 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.17	Promissory Note dated April 20, 2004, by Wells REIT-Chicago Center Owner, LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.174 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.18	Mortgage, Security Agreement and Fixture Filing by Wells REIT-Chicago Center Owner, LLC to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.175 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

Exhibit Number		Description of Document
10.19		Loan Agreement (Multi-State) dated May 21, 2004, between Wells REIT-Austin, TX, L.P., Wells REIT—Multi-State Owner, LLC, Wells REIT-Nashville, TN, LLC and Wells REIT—Bridgewater, NJ, LLC; and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.176 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.20		Loan Agreement (D.C. Properties) dated May 21, 2004, between Wells REIT-Independence Square, LLC and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.177 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.21		Promissory Note dated May 5, 2005, by Wells REIT- 800 Nicollett Avenue Owner, LLC. in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.22		Fixed Rate Note dated May 4, 2005, by 4250 N. Fairfax Owner, LLC in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.23		Amended and Restated Dividend Reinvestment Plan of the Company adopted November 15, 2005 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-3 Registration Statement (Commission File No. 333-114212), filed on November 22, 2005)

10.24	*	Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.25		Escrow Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and SunTrust Bank (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.26		Pledge and Security Agreement dated April 16, 2007, by and between the Company, Wells Advisory Services I, LLC, WRT Acquisition Company, LLC and WGS Acquisition Company, LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.27		Transition Services Agreement dated April 16, 2007, by and between the Company and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.28		Support Services Agreement dated April 16, 2007, by and between the Company and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.29		Registration Rights Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and Wells Capital, Inc. (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.30		Sublease dated April 16, 2007, between Wells Real Estate Funds, Inc. and WRT Acquisition Company, LLC (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.31	*	2007 Omnibus Incentive Plan of Wells Real Estate Investment Trust, Inc. (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.32		Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

Exhibit Number		Description of Document
10.33	*	Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.34	*	Employment Agreement dated May 14, 2007, by and between the Company and Carroll A. “Bo” Reddic, IV (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.35	*	Employment Agreement dated May 14, 2007, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.36	*	Employment Agreement dated May 14, 2007, by and between the Company and Laura P. Moon (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.37		Master Property Management, Leasing, and Construction Management Agreement dated April 16, 2007 by and among the Company, the Operating Partnership, and Wells Management Company, Inc. (incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.38	*	Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective May 18, 2007 (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 7, 2007)

10.39		Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.40		Credit Agreement dated August 31, 2007, by and among the Operating Partnership, the Company, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., each of Morgan Stanley Bank, Bank of America, N.A., and PNC Bank, National Association, and the other banks signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 7, 2007)

14.1		Code of Business Conduct and Ethics of the Company amended as of November 7, 2007 (incorporated by reference to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 14, 2007)

21.1		List of Subsidiaries of the Company

23.1		Consent of Ernst & Young LLP

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Piedmont Office Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piedmont Office Realty Trust, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia

March 14, 2008,

except for the last three paragraphs of Note 17, as to which the date is

March 25, 2008

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	December 31,
	2007	2006
Assets:
Real estate assets, at cost:
Land	$645,881	$638,733
Buildings and improvements, less accumulated depreciation of $468,359 and $395,110 as of December 31, 2007 and 2006, respectively	3,066,494	3,114,171
Intangible lease assets, less accumulated amortization of $160,837 and $142,977 as of December 31, 2007 and 2006, respectively	172,425	223,085
Construction in progress	38,014	28,032

Total real estate assets	3,922,814	4,004,021
Investments in unconsolidated joint ventures	52,468	56,789
Cash and cash equivalents	65,016	44,131
Tenant receivables, net of allowance for doubtful accounts of $549 and $1,678 as of December 31, 2007 and 2006, respectively	123,041	107,243
Due from unconsolidated joint ventures	1,244	1,230
Prepaid expenses and other assets	21,807	22,423
Goodwill	180,371	—
Deferred financing costs, less accumulated amortization of $4,224 and $6,885 as of December 31, 2007 and 2006, respectively	10,075	9,485
Deferred lease costs, less accumulated amortization of $95,229 and $77,695 as of December 31, 2007 and 2006, respectively	202,910	205,368

Total assets	$4,579,746	$4,450,690

Liabilities:
Lines of credit and notes payable	$1,301,530	$1,243,203
Accounts payable, accrued expenses, and accrued capital expenditures	110,548	92,023
Due to affiliates	—	1,232
Deferred income	28,882	24,117
Intangible lease liabilities, less accumulated amortization of $52,100 and $42,738 as of December 31, 2007 and 2006, respectively	84,886	97,239

Total liabilities	1,525,846	1,457,814

Commitments and Contingencies	—	—

Minority Interest	6,546	6,050

Redeemable Common Stock	166,909	136,129

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 488,974,478 and 465,880,274 shares issued and outstanding as of December 31, 2007 and 2006, respectively	4,890	4,659
Additional paid-in capital	3,568,801	3,358,933
Cumulative distributions in excess of earnings	(526,337)	(376,766)
Redeemable common stock	(166,909)	(136,129)

Total stockholders’ equity	2,880,445	2,850,697

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,579,746	$4,450,690

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Rental income	$441,773	$430,854	$426,598
Tenant reimbursements	142,627	130,925	128,306
Property management fee revenue	2,042	—	—
Other rental income	6,757	9,584	4,914
Gain on sale of real estate assets	50	—	—

	593,249	571,363	559,818
Expenses:
Property operating costs	212,178	197,511	187,230
Asset and property management fees:
Related-party	8,561	24,361	21,747
Other	4,113	5,040	5,539
Depreciation	94,770	92,378	86,262
Amortization	76,102	71,194	63,876
Casualty and impairment losses on real estate assets	—	7,765	16,093
Loss on sale of undeveloped land	—	550	—
General and administrative	29,116	18,446	17,941

	424,840	417,245	398,688

Real estate operating income	168,409	154,118	161,130
Other income (expense):
Interest expense	(63,872)	(61,329)	(49,320)
Interest and other income	4,599	2,541	5,802
Equity in income of unconsolidated joint ventures	3,801	2,197	14,765
Loss on extinguishment of debt	(164)	—	—

	(55,636)	(56,591)	(28,753)

Income from continuing operations before minority interest	112,773	97,527	132,377
Minority interest in earnings of consolidated subsidiaries	(711)	(657)	(611)

Income from continuing operations	112,062	96,870	131,766

Discontinued operations:
Operating income	868	8,532	19,691
Gain on sale of real estate assets	20,680	27,922	177,678

Income from discontinued operations	21,548	36,454	197,369

Net income	$133,610	$133,324	$329,135

Net income per common share—basic:
Income from continuing operations	$0.23	$0.21	$0.29
Income from discontinued operations	0.05	0.08	0.42

Net income	$0.28	$0.29	$0.71

Net income per common share—diluted:
Income from continuing operations	$0.23	$0.21	$0.29
Income from discontinued operations	0.05	0.08	0.42

Net income	$0.28	$0.29	$0.71

Weighted-average shares outstanding—basic	482,093,258	461,693,234	466,284,634

Weighted-average shares outstanding—diluted	482,267,073	461,693,234	466,284,634

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	473,486	4,735	4,203,918	(283,184)	(225,955)	86	3,699,600
Issuance of common stock	18,834	188	165,331	—	—	—	165,519
Redemptions of common stock	(22,897)	(229)	(217,866)	—	—	—	(218,095)
Redeemable common stock	—	—	—	—	58,940	—	58,940
Special distribution ($1.6200 per share)	—	—	(748,526)	—	—	—	(748,526)
Dividends ($0.6151 per share)	—	—	—	(286,481)	—	—	(286,481)
Commissions and discounts on common stock sales	—	—	(10,488)	—	—	—	(10,488)
Other offering costs	—	—	(371)	—	—	—	(371)
Net income	—	—	—	329,135	—	—	329,135
Change in value of interest rate swap	—	—	—	—	—	(86)	(86)

Comprehensive income							329,049

Balance, December 31, 2005	469,423	4,694	3,391,998	(240,530)	(167,015)	—	2,989,147
Issuance of common stock	18,097	181	151,471	—	—	—	151,652
Redemptions of common stock	(21,640)	(216)	(181,126)	—	—	—	(181,342)
Redeemable common stock	—	—	—	—	30,886	—	30,886
Dividends ($0.5868 per share)	—	—	—	(269,560)	—	—	(269,560)
Commissions and discounts on common stock sales	—	—	(3,363)	—	—	—	(3,363)
Other offering costs	—	—	(47)	—	—	—	(47)
Net income	—	—	—	133,324	—	—	133,324

Balance, December 31, 2006	465,880	4,659	3,358,933	(376,766)	(136,129)	—	2,850,697
Issuance of common stock	37,152	371	310,965	—	—	—	311,336
Redemptions of common stock	(14,237)	(142)	(119,165)		—	—	(119,307)
Redeemable common stock	—	—	—	—	(30,780)	—	(30,780)
Dividends ($0.5868 per share)	—	—	—	(283,181)	—	—	(283,181)
Premium on stock sales			14,728	—	—	—	14,728
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	179	2	3,375	—	—	—	3,377
Other offering costs	—	—	(35)	—	—	—	(35)
Net income	—	—	—	133,610	—	—	133,610

Balance, December 31, 2007	488,974	$4,890	$3,568,801	$(526,337)	$(166,909)	$—	$2,880,445

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$133,610	$133,324	$329,135
Operating distributions received from unconsolidated joint ventures	4,978	4,424	6,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,081	95,296	91,713
Other amortization	79,256	72,225	65,590
Casualty and impairment losses on real estate assets	—	7,565	16,093
Loss on extinguishment of debt	164	—	—
Amortization of deferred financing costs and fair market value adjustments on notes payable	1,215	1,179	1,221
Stock compensation expense	3,688	—	—
Equity in income of unconsolidated joint ventures	(3,801)	(2,197)	(14,765)
Minority interest in earnings of consolidated subsidiaries	711	657	611
Gain on sale	(20,730)	(27,922)	(177,678)
Loss on sale	—	550	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(16,390)	(10,626)	(13,512)
Increase in prepaid expenses and other assets	(13,237)	(15,581)	(20,893)
Increase (decrease) in accounts payable and accrued expenses	14,439	19,802	(3,496)
(Decrease) increase in due to affiliates	(1,232)	(1,563)	929
Increase (decrease) in deferred income	4,775	1,815	(10,168)

Net cash provided by operating activities	282,527	278,948	270,887
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(122,015)	(267,810)	(53,900)
Proceeds from master leases	—	963	—
Cash acquired upon internalization acquisition	1,212	—	—
Investment in internalization costs -goodwill	(4,588)	—	—
Net sale proceeds from wholly owned properties	75,482	111,481	711,894
Net sale proceeds received from unconsolidated joint ventures	4,281	297	44,874
Investments in unconsolidated joint ventures	(1,150)	(795)	(528)
Acquisition and advisory fees paid	—	(2,485)	(3,557)
Deferred lease costs paid	(24,379)	(30,051)	(7,093)

Net cash (used in) provided by investing activities	(71,157)	(188,400)	691,690
Cash Flows from Financing Activities:
Deferred financing costs paid	(2,519)	(1,038)	(984)
Proceeds from lines of credit and notes payable	288,283	598,885	307,115
Repayments of lines of credit and notes payable	(227,790)	(391,387)	(160,378)
Prepayment penalty on extinguishment of debt	(1,617)	—	—
Issuance of common stock	149,989	150,379	159,459
Redemptions of common stock	(113,600)	(178,907)	(215,015)
Dividends paid	(283,196)	(269,575)	(286,643)
Special distribution	—	—	(748,526)
Commissions on stock sales paid	—	(3,700)	(7,930)
Other offering costs paid	(35)	(47)	(371)

Net cash used in financing activities	(190,485)	(95,390)	(953,273)
Net increase (decrease) in cash and cash equivalents	20,885	(4,842)	9,304

Cash and cash equivalents, beginning of year	44,131	48,973	39,669

Cash and cash equivalents, end of year	$65,016	$44,131	$48,973

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

1.	Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”), formerly known as Wells Real Estate Investment Trust, Inc., is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P., a Delaware limited partnership. Piedmont is the sole general partner and possesses full legal control and authority over the operations of Piedmont OP. On April 16, 2007, Piedmont consummated a transaction to internalize the functions of Piedmont’s external advisor companies and became a self-managed entity (the “Internalization”). As a result of the Internalization, on April 16, 2007, Wells Capital, Inc. (“Wells Capital”) withdrew as a limited partner from Piedmont OP, and a wholly owned corporate subsidiary of Piedmont was admitted as the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by its former advisor, and through certain joint ventures with other third parties. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries, and consolidated joint ventures.

As of December 31, 2007, Piedmont owned interests in 83 buildings, either directly or through joint ventures, comprising approximately 21.2 million square feet of commercial office and industrial space, located in 23 states and the District of Columbia. As of December 31, 2007, these buildings were approximately 94% leased.

Since its inception, Piedmont has completed four public offerings of common stock for sale at $10 per share. Combined with Piedmont’s dividend reinvestment plan (the “DRP”), such offerings have provided approximately $5.5 billion in total offering proceeds. From these proceeds, Piedmont has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses; (2) approximately $463.1 million in commissions on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, Piedmont has used approximately $693.9 million to redeem shares pursuant to Piedmont’s share redemption program and to repurchase shares as a result of a legal settlement in one instance. The remaining net offering proceeds of approximately $4.1 billion were invested in real estate. Piedmont’s fourth public offering closed on July 25, 2004.

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

Piedmont’s stock is not listed on a national exchange. However, Piedmont’s charter initially required Piedmont to begin the process of liquidating its investments and distributing the resulting proceeds to the stockholders if its common stock was not listed on a national securities exchange or over-the-counter market by January 30, 2008 (the “Liquidation Date”). Piedmont’s charter was amended by a vote of Piedmont’s stockholders at the annual meeting of stockholders on December 13, 2007, to extend the Liquidation Date from January 30, 2008 to July 30, 2009, and in the board of directors’ discretion, to further extend the Liquidation Date from July 30, 2009 to January 30, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Piedmont’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Piedmont, Piedmont OP, any variable interest entities in which Piedmont or Piedmont OP is the primary beneficiary, or any entities in which Piedmont or Piedmont OP owns a controlling financial interest. In determining whether Piedmont or Piedmont OP has a controlling financial interest, the following factors are considered, among others: ownership of voting interests, protective rights of investors, and participatory rights of investors.

Piedmont owns interests in four real properties through its ownership in two consolidated joint ventures, Wells 35 W. Wacker, LLC, and Wells Washington Properties, Inc. Piedmont has evaluated the consolidated joint ventures based on the criterion outlined above and concluded that, while neither of the consolidated joint ventures is a variable interest entity (“VIE”), it has a controlling financial interest in both of these entities. Accordingly, Piedmont’s consolidated financial statements include the accounts of Wells 35 W. Wacker, LLC, and Wells Washington Properties, Inc.

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

Fixed Assets

Real estate assets are stated at cost less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of any acquisition and advisory fees incurred, any tenant improvements or major improvements, and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development of a real estate asset is in progress. Interest of $0, $0, and $882,000 was capitalized for the years ended December 31, 2007, 2006, and 2005, respectively.

Piedmont’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of economic life or lease term
Furniture, fixtures, and equipment	3-5 years
Intangible lease assets	Lease term

Piedmont continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, of both operating properties and properties under construction in which Piedmont has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. Piedmont considers assets to be held for sale at the point at which a sale contract is executed and earnest money has become non-refundable. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Piedmont allocates the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

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

Gross intangible assets and liabilities as of December 31, 2007 and 2006, respectively, are as follows (in thousands):

	December 31, 2007	December 31, 2006
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$69,461	$79,044
Absorption Period Costs	$263,801	$287,018
Intangible Lease Origination Costs	$200,531	$214,267
Intangible Lease Liabilities (Below-Market In-Place Leases)	$136,986	$139,977

Piedmont recognized amortization expense and amortization as a net (decrease) increase to revenues for the years ended December 31, 2007, 2006, and 2005, respectively, as follows (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Amortization expense related to Intangible Lease Origination Costs and Absorption Period Costs:
Continuing operations	$71,624	$68,337	$62,366
Discontinued operations	$—	$1,230	$2,975
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net (decrease) increase to rental revenues:
Continuing operations	$(505)	$1,599	$1,833
Discontinued operations	$—	$2	$(57)

Net intangible assets and liabilities as of December 31, 2007 will be amortized as follows (in thousands):

	Assets			Liabilities
	Above-Market In-place Lease Assets	Absorption Period Costs	Intangible Lease Origination Costs	Below-Market In-place Lease Liabilities
For the year ending December 31:
2008	$8,933	$32,919	$21,540	$12,115
2009	7,121	25,382	18,638	12,057
2010	5,794	18,931	15,823	11,855
2011	4,720	16,538	14,155	11,492
2012	2,376	11,212	11,474	9,482
Thereafter	5,790	32,709	37,297	27,885

	$34,734	$137,691	$118,927	$84,886

Weighted-Average Amortization Period	5 years	5 years	7 years	8 years

Investments in Unconsolidated Joint Ventures

Piedmont owns interests in eight properties through its ownership in certain unconsolidated joint venture partnerships. Management has evaluated these joint ventures and determined that these entities are not VIEs. Although Piedmont is the majority equity participant in six of these joint ventures, Piedmont does not have a controlling interest in any of the unconsolidated joint ventures; however, it does exercise significant influence. Accordingly, Piedmont’s investment in unconsolidated joint ventures is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to such joint ventures. Pursuant to the terms of the unconsolidated joint venture agreements, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

Piedmont considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Piedmont adjusted the allowance for doubtful accounts by recording (recoveries of)/provisions for bad debts of approximately ($971,000), $1,100,000, and $82,000 for the years ended December 31, 2007, 2006, and 2005, respectively, which is included in general and administrative expenses and in income from discontinued operations in the accompanying consolidated statements of income. Net recoveries in 2007 relate primarily to reversal of certain previously reserved receivables related to tenants at the 60 Broad Street Building.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Piedmont tests the carrying value of its goodwill for impairment on an annual basis or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss may be recognized when the carrying amount of the acquired net assets exceeds the estimated fair value of those assets.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense on a straight-line basis over the terms of the related financing arrangements. Piedmont recognized amortization of deferred financing costs, including the write-off of deferred financing costs related to the early extinguishment of debt, for the years ended December 31, 2007, 2006, and 2005 of approximately $2.2 million, $1.8 million, and $1.8 million, respectively, which is included in interest expense in the accompanying consolidated statements of income.

Deferred Lease Costs

Deferred lease costs are comprised of costs incurred to acquire operating leases, including intangible lease origination costs, and are capitalized and amortized on a straight-line basis over the terms of the related leases. Piedmont recognized amortization of deferred lease costs of approximately $28.8 million, $29.1 million, and $25.9 million for the years ended December 31, 2007, 2006, and 2005, respectively, which is recorded as amortization expense and as a component of income from discontinued operations. Piedmont recognized additional amortization of lease incentives classified as deferred lease costs of $2.1 million, $0.9 million, and $0.2 million, which was recorded as an adjustment to rental income for the years ended December 31, 2007, 2006, and 2005, respectively. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are written off.

Line of Credit and Notes Payable

Certain mortgage notes included in lines of credit and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Piedmont adjusts the loan to fair value with a corresponding adjustment to building. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method.

Minority Interest

Minority interest represents the equity interests of consolidated subsidiaries that are not owned by Piedmont. Minority interest is adjusted for contributions, distributions, and earnings (loss) attributable to the minority interest partners of the consolidated joint ventures. All earnings and distributions are allocated to the partners of the consolidated joint ventures in accordance with their respective partnership agreements. Earnings allocated to such minority interest partners are recorded as minority interest in earnings of consolidated subsidiaries in the accompanying consolidated statements of income.

Preferred Stock

Piedmont is authorized to issue up to 100,000,000 shares of one or more classes or series of preferred stock with a par value of $0.01 per share. Piedmont’s board of directors may determine the relative rights, preferences, and privileges of each class or series of preferred stock issued, which may be more beneficial than the rights, preferences, and privileges attributable to Piedmont’s common stock. To date, Piedmont has not issued any shares of preferred stock.

Common Stock

The par value of Piedmont’s issued and outstanding shares of common stock is classified as common stock, with the remainder allocated to additional paid-in capital.

Dividends

As a REIT, Piedmont is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”).

Dividends to be distributed to the stockholders are determined by the board of directors of Piedmont and are dependent upon a number of factors relating to Piedmont, including funds available for payment of dividends, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain Piedmont’s status as a REIT under the Code.

Redeemable Common Stock

Subject to certain limitations, Piedmont’s common shares are contingently redeemable at the option of the stockholder. Such limitations include, however are not limited to, the following: (i) Piedmont may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year during any calendar year; and (ii) in no event shall the aggregate amount paid for redemptions under the Piedmont share redemption program exceed the aggregate amount of proceeds received from the sale of shares pursuant to the DRP. Accordingly, Piedmont has recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Piedmont’s share redemption program of $166.9 million and $136.1 million as of December 31, 2007 and 2006, respectively. Further, upon being tendered for redemption by the holder, Piedmont reclassifies redeemable common shares from mezzanine equity to a liability at settlement value. As of December 31, 2007 and 2006, approximately $6.0 million and $0.8 million, respectively, of shares tendered for redemption have not been redeemed, and are, therefore, included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Interest Rate Swap Agreement

Piedmont entered into an interest rate swap to hedge its exposure to changing interest rates on a variable rate construction loan in 2004, which expired in July 2005. The fair value of the interest rate swap agreement was recorded as either prepaid expenses and other assets or accounts payable, accrued expenses, and accrued capital expenditures, and changes in the fair value of the interest rate swap agreement were recorded as other comprehensive income. Net amounts received or paid under the interest rate swap agreements are recorded as adjustments to interest expense as incurred. Piedmont has no interest rate swap agreements in place as of December 31, 2007.

Financial Instruments

Piedmont considers its cash, accounts receivable, accounts payable, and lines of credit and notes payable to meet the definition of financial instruments. As of December 31, 2007 and 2006, the carrying value of cash, accounts receivable, and accounts payable approximated fair value. As of December 31, 2007 and 2006, the estimated fair value of lines of credit and notes payable was approximately $1.3 billion and $1.2 billion, respectively.

Revenue Recognition

All leases on real estate assets held by Piedmont are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Other rental income is recognized once the tenant has lost the right to lease the space and Piedmont has satisfied all obligations under the related lease or lease termination agreement.

Gains on the sale of real estate assets are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the purchaser. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Stock-based Compensation

Piedmont has restricted stock issued to employees and directors, as well as stock options and warrants outstanding which were granted to independent directors in prior years. Restricted stock issued to employees and directors during 2007 resulted in compensation expense of $3.8 million and directors’ fees of $0.1 million, respectively. Piedmont recognizes the fair value of all stock options and warrants granted to directors over the respective vesting periods. However, to date, neither the options nor the warrants granted by Piedmont to directors have had significant value. All expense recognized by Piedmont related to stock-based compensation is recorded as general and administrative expense in the accompanying consolidated statements of income.

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Outstanding stock options and warrants have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive. However, the incremental weighted-average shares from restricted stock awards are included in the diluted earnings per share calculation.

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes. Accordingly, neither a provision nor a benefit for federal income taxes has been made in the accompanying consolidated financial statements. Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in the financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No.157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring, nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for Piedmont beginning January 1, 2009, and all other aspects of SFAS 157 will be effective for Piedmont beginning January 1, 2008. Piedmont does not anticipate that SFAS 157 or FSP 157-2 will have a material effect on its consolidated financial statements.

In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. Piedmont does not anticipate that FSP 157-1 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for Piedmont beginning January 1, 2008, with early adoption permitted provided Piedmont also elects to apply the provisions of SFAS 157. Piedmont does not anticipate that SFAS 159 will have a material effect on its consolidated financial statements.

In November 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-6, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause (“Issue No 07-6”). Under Issue No. 07-6, the EITF reached a consensus that a buy-sell clause does not, in and of itself, constitute a prohibited form of continuing involvement that would prevent partial gain recognition. However, a buy-sell clause may be considered a form of prohibited continuing involvement if it includes (a) an option for the buyer to require the seller to repurchase the interest or (b) an option for the seller to require the buyer to sell the interest back to the seller. Issue No. 07-6 will be effective for Piedmont beginning January 1, 2008. Piedmont does not anticipate that Issue No. 07-6 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires that noncontrolling interests should be reported as an element of consolidated equity, thus eliminating the practice of classifying minority interests within a mezzanine section of the balance sheet. SFAS 160 also requires that net income encompass the total income of all consolidated subsidiaries with an additional separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. All increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 will be effective for Piedmont beginning January 1, 2009. Piedmont will continue to assess the provisions and evaluate the financial statement impact of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires, among other things, that transaction costs incurred in business combinations be expensed as incurred by the acquirer. Preacquisition contingencies, such as environmental or legal issues, as well as contingent consideration, will generally be accounted for in purchase accounting at fair value. SFAS 141(R) is effective January 1, 2009. Piedmont will continue to assess the provisions and evaluate the financial statement impact of SFAS 141(R) on its consolidated financial statements.

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

On April 16, 2007, Piedmont closed the Internalization. In connection with the closing, Piedmont acquired all of the outstanding shares of the capital stock of two affiliates of its former advisor for total consideration of $175 million, comprised entirely of 19,546,302 shares of Piedmont’s common stock, which constituted approximately 4.0% of Piedmont’s outstanding common stock as of December 31, 2007. For purposes of determining the amount of consideration paid, the parties to the transaction agreed to value the shares of Piedmont’s common stock at a per share price of $8.9531. The purchase price included, among other things, certain net assets of Piedmont’s former advisor, as well as the termination of Piedmont’s obligation to pay certain fees required pursuant to the terms of the in-place agreements with the advisor including, but not limited to, disposition fees, listing fees, and incentive fees. (See Note 14 below).

In addition, in connection with the transaction, Piedmont’s former advisor transferred and assigned the 20,000 limited partnership units it owned in Piedmont OP to Piedmont Office Holdings, Inc., a newly formed, wholly owned taxable REIT subsidiary of Piedmont formerly known as Wells REIT Sub, Inc., for 22,339 shares of Piedmont’s common stock.

For financial reporting purposes, Piedmont accounted for the Internalization as a consummation of a business combination between parties with a pre-existing relationship, whereby the purchase consideration was allocated to identifiable tangible and intangible assets, with the remainder allocated to goodwill. The computation of goodwill is as follows (in thousands):

December 31, 2007
Piedmont shares of common stock issued as consideration (19,546,302 shares issued at $8.9531 per share)	$175,000
Assets acquired related to acquisition of former advisor companies	(1,409)
Liabilities assumed related to acquisition of former advisor companies	1,264

Subtotal	174,855
Acquisition costs and fees	5,516

Goodwill	$180,371

Piedmont believes that the acquisition qualifies as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(A).

4.	Acquisitions of Real Estate Assets

The following properties were acquired in 2007 (dollars in thousands):

Property	Acquisition Date	Location	Approximate Square Feet	Purchase Price(1)
2300 Cabot Drive	May 10, 2007	Lisle, IL	152,000	$25,025
Piedmont Pointe I(2)	November 13, 2007	Bethesda, MD	186,000	$69,400

(1)	Purchase prices are presented exclusive of closing costs.
(2)

At the closing of the Piedmont Pointe I building acquisition, Piedmont also entered into an agreement to purchase 100% of the membership interests in the limited liability company which is in the process of constructing a building adjacent to the Piedmont Pointe I building. See Note 8 below.

5.	Impairment of Real Estate Assets

During the second quarter of 2005, Piedmont reduced its intended holding period for the 5000 Corporate Court Building, which was purchased in September 2002 and consists of one building comprised of approximately 238,000 square feet. The decision to reduce the holding period was prompted by the loss of a prospective replacement tenant during the quarter ended June 30, 2005, and a reassessment of leasing assumptions for this building, which entailed, among other things, evaluating market rents, leasing costs, and the downtime necessary to complete the necessary re-leasing activities. As of June 30, 2005, Piedmont determined that the carrying value of the 5000 Corporate Court Building’s real estate and intangible assets was not recoverable under the provisions of SFAS 144 and, accordingly, recorded an impairment loss on real estate assets of approximately $16.1 million to reduce the carrying value of the 5000 Corporate Court Building to its corresponding estimated fair value based on the present value of undiscounted cash flows.

During the fourth quarter of 2006, Piedmont considered the results of exploratory marketing of the 5000 Corporate Court Building. Based on the results of such exploratory marketing and a reduction in the intended holding period, Piedmont determined that the carrying value of the real estate and intangible assets was not recoverable under the provisions of SFAS 144. Accordingly, Piedmont recorded an impairment loss on real estate assets of approximately $7.6 million during the fourth quarter of 2006 to reduce the carrying value of the 5000 Corporate Court Building to its estimated fair value based on offers received in connection with such marketing efforts.

The offers received were not deemed to be acceptable; therefore, Piedmont elected to focus on building value through leasing and marketing strategies throughout the calendar year ended December 31, 2007.

6.	Unconsolidated joint ventures

Investments in Unconsolidated Joint Ventures

As of December 31, 2007 and 2006, Piedmont owned interests in the following unconsolidated joint ventures (in thousands):

	2007		2006
	Amount	Percentage	Amount	Percentage
Fund XIII and REIT Joint Venture	$22,956	72%	$24,596	72%
Fund XII and REIT Joint Venture	18,212	55%	18,794	55%
Fund XI, XII and REIT Joint Venture	5,325	57%	7,103	57%
Wells/Freemont Associates	5,557	78%	5,696	78%
Fund IX, X, XI and REIT Joint Venture	418	4%	600	4%

	$52,468		$56,789

Through the unconsolidated joint ventures listed above, Piedmont owned eight buildings comprised of approximately 0.9 million square feet and ten buildings comprised of approximately 1.13 million square feet as of December 31, 2007 and December 31, 2006, respectively.

Due from Unconsolidated Joint Ventures

As of December 31, 2007 and 2006, due from unconsolidated joint ventures represents operating distributions due to Piedmont from its investments in unconsolidated joint ventures for the fourth quarters of 2007 and 2006, respectively.

7.	Lines of Credit and Notes Payable

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2007 and 2006 (in thousands):

Facility	Fixed-rate (F) or Variable- rate (V)	Rate	Term Debt or Interest Only	Maturity	Amount Outstanding as of December 31,
					2007	2006
Secured Pooled Facility	F	4.84%	Interest Only	6/14/2014	$350,000	$350,000
Aon Center Chicago Mortgage Note	F F	4.87% 5.70%	Interest Only Interest Only	5/1/2014 5/1/2014	200,000 25,000	200,000 25,000
$125.0 Million Fixed-Rate Loan	F	5.50%	Interest Only	4/1/2016	125,000	125,000
35 W. Wacker Building Mortgage Note	F	5.10%	Interest Only	1/1/2014	120,000	120,000
WDC Mortgage Notes(1)	F	5.76%	Interest Only	11/1/2017	140,000	115,167
$105.0 Million Fixed-Rate Loan	F	5.29%	Interest Only	5/11/2015	105,000	105,000
$45.0 Million Fixed-Rate Loan	F	5.20%	Interest Only	6/1/2012	45,000	45,000
$42.5 Million Fixed-Rate Loan	F	5.70%	Interest Only	10/11/2016	42,525	42,525
3100 Clarendon Boulevard Building Mortgage Note	F	6.40%	Interest Only	8/25/2008	33,896	34,502
One Brattle Square Building Mortgage Note	F	8.50%	Term Debt	3/11/2028	26,109	27,484
$500.0 Million Unsecured Facility	V	5.41% LIBOR + .475%	Interest Only	8/31/2011	89,000	—
$50.0 Million Secured Line of Credit	V	LIBOR + 1.50%	Interest Only	6/16/2008	—	38,000
1075 West Entrance Building Mortgage Note	F	8.20%	Term Debt	1/1/2012	—	15,525

Total indebtedness					$1,301,530	$1,243,203

On November 1, 2007, Piedmont negotiated a modification and extension of the WDC Mortgage notes to extend the term of the loans to November 1, 2017, adjust the interest only per annum rate to 5.76%, and increase the principal amount cumulatively to $140.0 million. The loans are still secured by the 1201 Eye Street Building and the 1225 Eye Street Building.

On August 31, 2007, Piedmont entered into a new $500.0 million revolving variable rate unsecured credit facility (the “$500 Million Unsecured Facility”) with Wachovia Capital Markets, LLC, and J.P. Morgan Securities Inc., serving together as co-lead arrangers and book managers; Wachovia Bank, National Association, serving as administrative agent; JPMorgan Chase Bank, N.A., serving as syndication agent; Morgan Stanley Bank, Bank of America, N.A., and PNC Bank, National Association, each serving as documentation agents; and a syndicate of other financial institutions, serving as participants. Under the terms of the $500 Million Unsecured Facility, Piedmont may, subject to the prior consent of the applicable lender, increase the facility by up to an additional $500 million, to an aggregate size of $1.0 billion. The term of the $500 Million Unsecured Facility is four years, and Piedmont may extend the term for one additional year provided Piedmont is not then in default, and upon the payment of a 15 basis point extension fee. Piedmont paid customary arrangement and upfront fees of approximately $2.0 million to the lenders in connection with the closing of the facility. This new $500 Million Unsecured Facility replaces Piedmont’s prior secured lines of credit, the $48.3 Million Secured Line of Credit, and the $50.0 Million Line of Credit, which were terminated in conjunction with the closing of the $500 Million Unsecured Facility.

At the current corporate credit rating of Piedmont, Piedmont is required to pay participating banks, in the aggregate, an annual facility fee of 0.15% (approximately $750,000 based on the current $500 million size of the facility). The $500 Million Unsecured Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”), (ii) the credit rating levels issued for Piedmont, and (iii) a maturity schedule selected by Piedmont. The stated interest rate spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.05% based upon the credit rating of Piedmont. The current stated interest rate spread on the $500 Million Unsecured Facility is LIBOR plus 0.475%. As of December 31, 2007, Piedmont has two draws outstanding under the $500 Million Unsecured Facility: (i) $30.4 million, which is locked at a rate of 5.72% for a 30-day period, and (ii) $58.6 million, which is locked at a rate of 5.26% for a 180-day period.

Under the $500 Million Unsecured Facility, Piedmont is subject to certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75:1, an unencumbered leverage ratio of at least 1.60:1, a fixed charge coverage ratio of at least 1.50:1, a leverage ratio of no more than 0.60:1, and a secured debt ratio of no more than 0.40:1. From inception of the $500 Million Unsecured Facility through December 31, 2007, Piedmont was in compliance with the aforementioned financial covenants. As of December 31, 2007, there was $89.0 million outstanding on the $500 Million Unsecured Facility, and approximately $5.4 million of borrowing capacity was pledged as security under existing letters of credit (see Note 8 below); accordingly, $405.6 million was available for borrowing under the $500 Million Unsecured Facility.

On March 1, 2007, Piedmont repaid the entire outstanding principal balance on the 1075 West Entrance Building Mortgage Note of approximately $13.9 million plus a prepayment penalty of approximately $1.6 million. In connection with prepayment of the 1075 West Entrance Building Mortgage Note, Piedmont recognized a loss of approximately $0.1 million resulting from the prepayment penalty of approximately $1.6 million, offset by a write-off of the unamortized fair value adjustment to debt of approximately $1.5 million. Accordingly, costs associated with the early extinguishment of debt are reported as a loss on extinguishment of debt in the accompanying consolidated statements of income.

Piedmont’s weighted-average interest rate as of December 31, 2007 and 2006, for aforementioned borrowings was approximately 5.28% and 5.21%, respectively. Piedmont made interest payments, including amounts capitalized, of approximately $63.2 million, $60.4 million, and $51.0 million during the years ended December 31, 2007, 2006, and 2005, respectively.

A summary of the aggregate maturities of Piedmont’s indebtedness as of December 31, 2007, is provided below (in thousands):

2008	$34,431
2009	295
2010	337
2011	89,386
2012	45,433
Thereafter	1,131,648

Total	$1,301,530

8.	Commitments and Contingencies

Properties Under Contract and Related Letter of Credit

As of December 31, 2007, Piedmont had entered into a contract to acquire 100% of the membership interests in a limited liability company, which is in the process of constructing one building for a total purchase price of $83.7 million, plus closing costs. Additionally, Piedmont has executed a letter of credit with a financial institution in the amount of $5.0 million, which serves as earnest money for this contract.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under existing lease agreements, Leo Burnett and Winston & Strawn, LLP, the principal tenants at the 35 W. Wacker Building, are entitled to additional landlord-funded tenant improvements, leasing commissions, and building improvements, totaling approximately $52.7 million as of December 31, 2007.

Operating Lease Obligations

Three properties are subject to ground leases with expiration dates ranging between 2048 and 2083. The aggregate remaining payments required under the terms of these operating leases as of December 31, 2007 are presented below (in thousands):

2008	$563
2009	563
2010	630
2011	630
2012	630
Thereafter	61,346

Total	$64,362

Ground rent expense for the years ended December 31, 2007, 2006, and 2005, was approximately $563,000, $563,000, and $618,000, respectively, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the related real estate subject to operating leases is approximately $29.1 million and $30.1 million as of December 31, 2007 and 2006, respectively.

Assertion of Legal Action

Washtenaw County Employees Retirement System v. Piedmont Office Realty Trust, Inc., et al. (currently under a motion to dismiss)

On March 12, 2007, a stockholder filed a purported class action and derivative complaint in the United States District Court for the District of Maryland against, among others, Piedmont, Piedmont’s previous advisors, and the officers and directors of Piedmont prior to the closing of the Internalization. The complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the proxy statement filed with the SEC on February 26, 2007.

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

On April 9, 2007, the court denied the plaintiff’s motion for an order enjoining the Internalization. On April 17, 2007, the court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel.

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

Washtenaw County Employees Retirement System v. Piedmont Office Realty Trust, Inc., et al.

On October 25, 2007, the same stockholder mentioned above filed a second purported class action in the United States District Court for the Northern District of Georgia against Piedmont and its board of directors. The complaint attempts to assert class action claims on behalf of (i) those persons who were entitled to tender their shares pursuant to the tender offer filed with the SEC by Lex-Win Acquisition LLC on May 25, 2007, and (ii) all persons who are entitled to vote on the proxy statement filed with the SEC on October 16, 2007.

The complaint alleges, among other things, violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. In addition, the complaint alleges that defendants have also breached their fiduciary duties owed to the proposed classes.

On December 26, 2007, the plaintiff filed a motion seeking that the court designate it as lead plaintiff and its counsel as class lead counsel. As of the date of this filing, the court has not ruled on this motion.

As of the date of this filing, the time for responding to the complaint has not yet passed. Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

Donald and Donna Goldstein, Derivatively on behalf of Nominal Defendant Piedmont Office Realty Trust, Inc. v. Leo F. Wells, III, et al. (dismissed on March 13, 2008)

On August 24, 2007, two stockholders of Piedmont filed a putative shareholder derivative complaint in the Superior Court of Fulton County, State of Georgia, on behalf of Piedmont against, among others, one of Piedmont’s previous advisors, and a number of Piedmont’s current and former officers and directors.

The complaint alleges, among other things, (i) that the consideration paid as part of the Internalization of Piedmont’s previous advisors was excessive; (ii) that the defendants breached their fiduciary duties to Piedmont; and (iii) that the Internalization transaction unjustly enriched the defendants.

The complaint seeks, among other things, (i) a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont; (ii) monetary damages equal to the amount by which Piedmont has been damaged by the defendants; (iii) an order awarding Piedmont restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; (iv) an order directing the defendants to respond in good faith to offers which are in the best interest of Piedmont and its stockholders and to establish a committee of independent directors or an independent third party to evaluate strategic alternatives and potential offers for Piedmont, and to take steps to maximize Piedmont’s and the stockholders’ value; (v) an order directing the defendants to disclose all material information to Piedmont’s stockholders with respect to the Internalization transaction and all offers to purchase Piedmont and to adopt and implement a procedure or process to obtain the highest possible price for the stockholders; (vi) an order rescinding, to the extent already implemented, the Internalization transaction; (vii) the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct; and (viii) an award to the plaintiffs of costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

On October 24, 2007, the court entered an order staying discovery until further order of the court. On October 26, 2007, the lawsuit was transferred to the Business Case Division of the Fulton County Superior Court. On October 31, 2007, Piedmont moved to dismiss this lawsuit.

After a status conference on November 15, 2007, the court amended the order staying discovery and ruled that the plaintiffs could engage in limited, written, fact discovery regarding the Demand Review Committee of Piedmont’s board of directors’ actions with regard to the plaintiffs’ demand upon Piedmont. Piedmont has responded to the limited discovery requested by the plaintiff.

On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to Piedmont’s motion to dismiss this lawsuit. A hearing on Piedmont’s motion to dismiss was held on February 22, 2008.

On March 13, 2008, the court granted the motion to dismiss this complaint.

Other Legal Matters

Piedmont is from time to time a party to other legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition.

9.	Stockholders’ Equity

2007 Omnibus Incentive Plan

On April 16, 2007, after obtaining the approval of the stockholders, Piedmont’s board of directors adopted the 2007 Omnibus Incentive Plan. The purpose of the 2007 Omnibus Incentive Plan is to provide Piedmont with the flexibility to offer performance-based compensation, including stock-based and incentive cash awards as part of an overall compensation package to attract and retain qualified personnel. Certain officers, key employees, non-employee directors, or consultants of Piedmont and its subsidiaries are eligible to be granted cash awards, stock options, stock appreciation rights, restricted stock, deferred stock awards, other stock-based awards, dividend equivalent rights, and performance-based awards under the plan.

Restricted Stock

On May 18, 2007, pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted approximately 764,850 shares of common stock (or approximately 0.16% of common stock outstanding as of December 31, 2007) as deferred stock awards to its employees, of which 19,988 shares were surrendered immediately to satisfy required minimum tax withholding obligations. Of the net shares granted, 171,227 shares (or 25%) vested immediately and the remaining shares, adjusted for any forfeitures, will vest ratably over the next three years. Piedmont estimated the fair value of the awards on the date of grant based on an assumed share price of $10.00 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. As of December 31, 2007, 557,885 shares remained unvested.

During the year ended December 31, 2007, Piedmont recognized approximately $3.8 million of compensation expense, of which $1.9 million related to the nonvested shares. As of December 31, 2007, approximately $2.5 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its statements of income over the vesting period.

Annual Independent Director Equity Awards

On August 6, 2007, the board of directors of Piedmont approved an annual equity award for each of the independent directors of $50,000 payable in the form of 5,000 shares of Piedmont’s common stock with an effective award date for the 2007 award of August 10, 2007. The independent directors were given the option to defer the receipt of their stock until a future year or years, in which case a grant of dividend equivalent rights in an amount equal to the dividends that would have been payable on the deferred shares will be made to the directors who elect to defer. During the year ended December 31, 2007, Piedmont recognized directors’ fees of $100,000 and $4,400 related to the equity awards for two directors and dividend equivalent rights for the three directors, respectively, as a result of the above awards. As of December 31, 2007, 15,000 shares granted to independent directors in August 2007 remained deferred.

Prior to adoption of the 2007 Omnibus Incentive Plan, Piedmont was subject to the 2000 Employee Stock Option Plan (the “Employee Option Plan”), the Independent Director Stock Option Plan (the “Director Option Plan”), and the Independent Director Warrant Plan (the “Director Warrant Plan”). On April 16, 2007, Piedmont’s board of directors terminated the Employee Option Plan since such plan was intended to cover employees of the former third-party advisor. As a result of the Internalization of the former advisor companies, the plan was no longer necessary. No shares were ever issued under the Employee Option Plan. Effective April 16, 2007, Piedmont’s board of directors also suspended the Director Option Plan and the Director Warrant Plan. Outstanding awards will continue to be governed by the terms of those plans described below; however, all future awards will be made under the 2007 Omnibus Incentive Plan.

Director Option Plan

Under the Director Option Plan, options to purchase shares of common stock at $12 per share were granted upon initially becoming an independent director of Piedmont and each subsequent year at the annual meeting through 2006. Of these initially granted options, 20% were exercisable immediately on the date of grant. An additional 20% of these options became exercisable on each anniversary following the date of grant for a period of four years. Options granted at each annual meeting of stockholders of Piedmont were 100% exercisable at the completion of two years of service after the date of grant. All options granted under the Director Option Plan expire no later than the date immediately following the tenth anniversary of the date of grant and may expire sooner in the event of the disability or death of the independent director or if the independent director ceases to serve as a director. In the event of a corporate transaction or other recapitalization event, the conflicts committee will adjust the number of shares, class of shares, exercise price, or other terms of the Director Option Plan to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Director Option Plan or with respect to any option as necessary. No stock option may be exercised if such exercise would jeopardize Piedmont’s status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Piedmont’s advisor, directors, officers, or any of their affiliates, would exceed 10% of Piedmont’s outstanding shares. No option may be sold, pledged, assigned, or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

A summary of Piedmont’s stock option activity under its Director Option Plan for the years ended December 31, 2007, 2006, and 2005, follows:

	Number of Options Outstanding	Exercise Price	Number of Options Exercisable
Outstanding as of January 1, 2005	53,000	$12	35,500
Granted	8,000	$12

Outstanding as of December 31, 2005	61,000	$12	43,500
Granted	7,000	$12
Terminated	(2,000)	$12

Outstanding as of December 31, 2006	66,000	$12	51,500
Terminated	(6,000)	$12
Expired	(29,000)	$12

Outstanding as of December 31, 2007	31,000	$12	27,000

Piedmont implemented SFAS 123-R using the modified prospective transition method, under which compensation expense is required to be recognized over the remaining requisite service period for the estimated fair values of (i) the unvested portion of previously issued awards that remain outstanding as of January 1, 2006 and (ii) any awards issued, modified, repurchased, or cancelled after January 1, 2006. Based on the following assumptions, the fair value of options granted under the Independent Director Plan in 2006 and 2005 were insignificant. Piedmont estimated the fair value of such options using the Black-Scholes-Merton model with the following assumptions:

	2006	2005
Risk-free rate	4.61%	3.81%
Projected future dividend yield	7.00%	7.00%
Expected life of the options	6 years	6 years
Volatility	0.161	0.168

As none of the options described above have been exercised, Piedmont does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options was estimated to equal one-half of the sum of the remaining contractual term (10 years), plus the weighted-average vesting period (2 years). As Piedmont’s common stock is not publicly traded, Piedmont does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of publicly traded companies that are otherwise similar to Piedmont. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2007, was approximately five years.

Director Warrant Plan

The Director Warrant Plan provides for the issuance of one warrant to purchase common stock for every 25 shares of common stock purchased by an independent director. The exercise price of the warrants is $12 per share. The warrants are exercisable until the dissolution, liquidation, or merger or consolidation of Piedmont, where Piedmont is not the surviving corporation, provided that the director continues to serve as an independent director on the board of directors of Piedmont. Warrants expire three months from the date an independent director ceases to serve as a director. As of December 31, 2007, 3,619 warrants are outstanding under the Director Warrant Plan. No warrant may be sold, pledged, assigned, or transferred by an independent director in any manner other than by the laws of descent or distribution.

Piedmont estimated the fair value of the director warrants granted in 2007, 2006, and 2005 as of the dates of the respective grants using the Black-Scholes-Merton model with the following assumptions:

	2007	2006	2005
Risk-free rate	3.39%	4.61%	3.81%
Projected future dividend yield	7.00%	7.00%	7.00%
Expected life of the options	5 years	5 years	5 years
Volatility	0.160	0.161	0.168

As none of the warrants described above have been exercised, Piedmont does not have relevant historical data on which to base an estimate of the expected life of the independent director warrants. The expected life of such warrants was estimated to equal one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (0 years). As Piedmont’s common stock is not publicly traded, Piedmont does not have relevant historical data on which to base an estimate of volatility in the value of such warrants. The volatility of such warrants has been estimated to equal the average fluctuations in historical stock prices of publicly traded companies that are otherwise similar to Piedmont. Based on the above assumptions, the fair value of the warrants granted under the Independent Director Warrant Plan during the years ended December 31, 2007, 2006, and 2005 was insignificant.

Dealer Warrant Plan

Under the terms of each offering of Piedmont’s stock, warrants to purchase shares of Piedmont’s stock were issued to Wells Investment Securities, Inc. (“WIS”), the dealer-manager in each offering of Piedmont’s stock and an affiliate of our former advisor. Each dealer warrant provided the right to purchase one share of Piedmont’s common stock at a price of $12 during a time period beginning one year from the effective date of the respective offering and ending five years after the effective date of the respective offering. No dealer warrants were ever exercised, and all warrants related to all eligible offerings have expired as of December 31, 2007.

Dividend Reinvestment Plan

Under Piedmont’s DRP, common stockholders may elect to reinvest an amount equal to the dividends declared on their common shares into additional shares of Piedmont’s common stock in lieu of receiving cash dividends. The shares may be purchased at a fixed price per share, and participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of Piedmont’s stock. The board of directors, by majority vote, may amend or terminate the DRP for any reason. The DRP’s offering price is determined as 95.5% of the current estimated share valuation, which is recalculated from time to time by the board of directors. Accordingly, DRP shares were offered at $8.53 per share for each quarter of 2007.

Share Redemption Program

Under Piedmont’s common stock redemption program, investors who have held shares for more than one year may redeem shares subject to the following limitations: (i) Piedmont may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year during any calendar year; and (ii) in no event shall the aggregate amount of redemptions under the Piedmont share redemption program exceed aggregate proceeds received from the sale of shares pursuant to the DRP. The one-year period may be waived by the board of directors in certain circumstances, including death or bankruptcy of the stockholder. Piedmont redeems shares pursuant to the share redemption program for a purchase price equal to the lesser of (1) $10 per share or (2) the purchase price per share that the stockholder actually paid, less in both instances any amounts previously distributed to stockholders attributable to special distributions of net sales proceeds from the sale of Piedmont’s properties (currently $1.62 per share).

10.	Weighted-Average Common Shares

There are no adjustments to “Net income” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the years ended December 2007, 2006, and 2005 (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Weighted-average common shares—basic	482,093	461,693	466,285
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	174	—	—

Weighted-average common shares—diluted	482,267	461,693	466,285

11.	Operating Leases

Piedmont’s real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease term, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Piedmont retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, however, generally they are not significant. Therefore, exposure to credit risk is limited to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Piedmont’s tenants generally have investment-grade credit ratings as reported by Standard & Poor’s or are subsidiaries of such investment-grade-rated entities, are governmental agencies, or are nationally recognized corporations or professional service firms. Piedmont’s properties are located in 23 states and the District of Columbia. As of December 31, 2007, approximately 26% and 19% of Piedmont’s total real estate assets are located in metropolitan Chicago and metropolitan Washington, D.C., respectively.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases, excluding properties under development, as of December 31, 2007, is presented below (in thousands):

Years ending December 31:
2008	$429,329
2009	400,420
2010	381,513
2011	329,014
2012	257,954
Thereafter	915,835

Total	$2,714,065

12.	Discontinued operations

Piedmont has classified the results of operations related to the following properties as discontinued operations:

Building Sold:	Month and Year of Sale
Citigroup Fort Mill Building	March 2007
Videojet Technology Building	March 2007
Frank Russell Building	December 2006
Northrop Grumman Building	July 2006
IRS Daycare Building	April 2006
23 Wholly Owned properties as part of April 2005 27-Property Sale	April 2005

The details comprising income from discontinued operations is presented below (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenues:
Rental income	$1,259	$12,993	$29,546
Tenant reimbursements	(401)	191	2,989
Lease termination income	—	—	—
Gain on sale	20,680	27,922	177,678

	21,538	41,106	210,213
Expenses:
Property operating costs	(397)	275	3,736
Asset and property management fees:
Related-party	—	—	439
Other	—	3	152
Depreciation	311	2,918	5,451
Amortization	41	1,367	3,239
General and administrative expenses	35	89	304

	(10)	4,652	13,321

Real estate operating income	21,548	36,454	196,892

Other income (expense):
Interest expense	—	—	(1,281)
Interest and other income	—	—	1,758

	—	—	477

Income from discontinued operations	$21,548	$36,454	$197,369

13.	Supplemental Disclosures of Noncash Activities

Significant noncash investing and financing activities for the years ended December 31, 2007, 2006, and 2005 (in thousands) are outlined below:

	2007	2006	2005
Investment in real estate funded with other assets	$—	$5,000	$—

Acquisition and advisory fees due to affiliate	$—	$—	$1,157

Acquisition and advisory fees applied to investments	$—	$1,328	$3,306

Acquisition of Piedmont’s former advisor in exchange for common stock	$175,000	$—	$—

Transfer of common stock to Piedmont’s former advisor in exchange for partnership units	$200	$—	$—

Investment in goodwill funded with other assets	$1,504	$—	$—

Accrued goodwill costs	$307	$—	$—

Liabilities assumed under acquisition of Piedmont’s former advisor	$1,264	$—	$—

Liabilities assumed upon acquisition of properties	$190	$2,468	$—

Disposition of investments in bonds and related obligations under capital leases in connection with sale of properties	$—	$—	$64,500

Accrued capital expenditures and deferred lease costs	$9,391	$3,592	$3,010

Accrued redemptions of common stock	$5,144	$825	$—

Discounts applied to issuance of common stock	$13,853	$1,273	$6,060

Discounts reduced as result of redemptions of common stock	$563	$1,610	$3,389

Redeemable common stock	$(30,780)	$30,886	$58,940

14.	Related-Party Transactions

For the period from January 1, 2005, through the closing of the Internalization transaction on April 16, 2007, Piedmont was a party to and incurred expenses under the following agreements with Piedmont’s former advisor and its affiliates:

Agreement	Services Provided	Fees Incurred (in thousands)
		2007	2006	2005
Asset Advisory Agreement	Manage day-to-day operations; administer, promote, operate, maintain, improve, finance, lease, dispose of properties; provide accounting, compliance, other administrative services	$7,046	$21,043	$18,966

Property Management Agreement	Manage properties; coordinate leasing of properties; manage construction activities at certain properties	$1,515	$3,318	$3,221

Acquisition Advisory Agreement	Provide capital-raising functions; transfer agent and shareholder communication services	$—	$3,700	$7,817

	Acquisition of properties	$—	$1,328	$3,306

Administrative reimbursements (pursuant to agreements listed above)	Piedmont was required to reimburse each service provider for various expenses incurred in connection with the performance of its duties	$3,034	$7,854	$9,240

	Portion of administrative expense reimbursed by tenants	$785	$934	$859

Agreements with Former Advisor Companies Post Internalization

From the closing of the Internalization transaction on April 16, 2007, through December 31, 2007, Piedmont was a party to and incurred expenses under the following agreements with Piedmont’s former advisor and its affiliates:

Agreement	Services Provided	Fees Incurred / (Revenues Earned)	Termination Date	Renewal Options
Property Management Services—Piedmont Owned Properties Managed by FormerAdvisor	Manage day-to-day operations and provide property accounting services for 17 properties	$0.9 million	April 1, 2008 (Termination option upon 60 days’ notice)	Automatically renews unless either party gives notice of intent not to renew

Property Management Services—Properties Owned by Products Sponsored by Former Advisor Managed by Piedmont	Manage day-to-day operations and provide property accounting services for 22 properties	$(2.0) million	April 16, 2008 (Termination option upon 60 days’ notice)	Automatically renews unless either party gives notice of intent not to renew

Transition Services Agreement	Investor relations support services; transfer agent-related services; investor communication support	$1.6 million	Sooner of April 16, 2008, or 90 days after a listing of Piedmont’s shares on a national exchange (Termination option upon 30 days’ notice)	Automatically renewed for successive 180-day periods unless otherwise terminated

Headquarters Sublease Agreement	Approximately 13,000 sq. feet in the office building located at 6200 The Corners Parkway, Norcross, Ga., along with furniture, fixtures, and equipment	$0.2 million	April 16, 2009 (Termination option upon 180 days’ notice. Termination fee equal to one-half of the rent for the then-current term)	Up to two additional two-year periods, upon 180 days’ notice

Support Services Agreement	Information technology services and human resources services	$0.6 million	April 16, 2009 (Human resources services were terminated effective July 2007. These services represent approximately $43,000 per annum of the fees under the Support Services Agreement)	Right to renew for an additional two-year period. If exercised, agreement automatically renews for successive one-year periods, unless otherwise terminated.

15.	Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2007, 2006, and 2005, is calculated as follows (in thousands):

	2007	2006	2005
GAAP basis financial statement net income	$133,610	$133,324	$329,135
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	43,018	43,072	40,738
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(15,190)	(7,777)	(18,773)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	932	2,742	1,462
Loss (gain) on sale of property for financial reporting purposes in excess of amounts for income tax purposes	2,059	(4,579)	(11,078)
Taxable income of Wells Washington Properties, Inc., in excess of amount for financial reporting purposes	3,894	8,076	3,546
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	11,750	26,143	20,260

Income tax basis net income, prior to dividends paid deduction	$180,073	$201,001	$365,290

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2007	2006	2005
Ordinary income	56%	66%	19%
Capital gains	8%	9%	17%
Return of capital	36%	25%	64%

	100%	100%	100%

At December 31, 2007, the tax basis carrying value of Piedmont’s total assets was approximately $4.5 billion.

Piedmont adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. No reserves for uncertain tax positions were recorded pursuant to the adoption of FIN 48. In addition, Piedmont did not record a cumulative effect adjustment related to the adoption of FIN 48 and has no unrecognized deferred tax benefits. Piedmont recorded interest and penalties of approximately $0.6 million, $0.5 million, and $(0.3) million related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of income for the years ended December 31, 2007, 2006, and 2005, respectively. Accrued interest and penalties are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. As years lapse due to the applicable statute of limitations, Piedmont reduces the reserve for such lapsed years as a reduction to general and administrative expense in the accompanying consolidated statements of income.

The reconciliation of Piedmont’s reserve related to its tax exposures is as follows (in thousands):

Balance, December 31, 2006	$5,583
Additions for tax position of the current year	1,067
Additions for tax position of the prior year	40

Balance, December 31, 2007	$6,690

The tax years 2003-2006 remain open to examination by certain tax jurisdictions to which Piedmont is subject.

16.	Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006, is presented below (in thousands, except per-share data):

	2007
	First	Second	Third	Fourth
Revenues	$148,218	$146,177	$149,479	$149,375
Discontinued operations	$21,516	$10	$16	$6
Net income	$50,127	$28,196	$29,159	$26,128
Basic earnings per share	$0.11	$0.06	$0.06	$0.05
Diluted earnings per share	$0.11	$0.06	$0.06	$0.05
Dividends per share	$0.1467	$0.1467	$0.1467	$0.1467

	2006
	First	Second	Third	Fourth
Revenues	$139,047	$140,056	$151,173	$141,087
Discontinued operations	$2,304	$3,596	$15,751	$14,803
Net income	$31,347	$28,394	$48,248	$25,335
Basic and diluted earnings per share	$0.07	$0.06	$0.10	$0.06
Diluted earnings per share	$0.07	$0.06	$0.10	$0.06
Dividends per share	$0.1467	$0.1467	$0.1467	$0.1467

17.	Subsequent Events

Declaration of Dividend for the First Quarter of 2008

On March 6, 2008, the board of directors of Piedmont declared dividends for the first quarter of 2008 in the amount of $0.1467 (14.67 cents) per share on the outstanding common shares of Piedmont to all stockholders of record of such shares as shown on Piedmont’s books at the close of business on March 15, 2008. Such dividends were paid on March 24, 2008.

Repayment of One Brattle Square Building Mortgage Note

On March 11, 2008, Piedmont repaid the entire outstanding principal balance on the One Brattle Square Building Mortgage Note of approximately $26.0 million. The One Brattle Square Building Mortgage Note was repaid with a draw from Piedmont’s $500 Million Unsecured Facility and cash on hand.

Investment in Mezzanine Debt

On March 19, 2008, Piedmont invested $45.6 million in subordinated or mezzanine debt of an entity which is generally secured by a pledge of the equity interest of the entity owning a 46-story Class A commercial office building located in downtown Chicago. Our interests will be subordinate to the mortgage loan secured by the office building as well as subordinate to the interests of two other mezzanine lenders. The note has a face amount of $50.3 million which is due August of 2009 (with 3 one-year extension options) and bears interest at a floating rate of LIBOR plus 1.61%.

Share Price Changed for Shares Purchased Pursuant to DRP

On March 25, 2008, the board of directors of Piedmont changed the price for purchase of common shares pursuant to the DRP to be equal to $8.38 effective beginning with dividends to be declared and paid in June 2008. Pursuant to the Amended and Restated Dividend Reinvestment Plan adopted November 15, 2005, the board of directors of Piedmont may set or change the share price for the purchase of DRP shares at any time in its sole and absolute discretion based on factors it deems appropriate.

Termination of Director Warrant Plan

On March 25, 2008, the board of directors of Piedmont terminated the Director Warrant Plan and all outstanding warrants were cancelled.

Piedmont Office Realty Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2007

(dollars in thousands)

					Initial Cost				Gross Amount at Which Carried at December 31, 2007
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improve- ments	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Total	Accumulated Depreciation and Amortization	Date of Constru- ction	Date Acquired	Life on which Depreciation and Amortization is Computed (h)
26200 ENTERPRISE WAY (f/k/a MATSUSHITA)	Lake Forest, CA	100%	None		$4,577	$—	$4,577	9,415	$4,768	$9,224	$13,992	$2,441	1999	3/15/1999	0 to 40 years
3900 DALLAS PARKWAY	Plano, TX	100%	None		1,456	20,377	21,833	2,138	1,517	22,454	23,971	5,455	1999	12/21/1999	0 to 40 years
RIVER CORPORATE CENTER	Tempe, AZ	100%	(c	)	0	16,036	16,036	692	0	16,728	16,728	4,128	1998	3/29/2000	0 to 40 years
AVNET	Tempe, AZ	100%	(c	)	0	13,272	13,272	551	0	13,823	13,823	3,275	2000	6/12/2000	0 to 40 years
1441 W. LONG LAKE ROAD (f/k/a DELPHI)	Troy, MI	100%	None		2,160	16,776	18,936	924	2,250	17,610	19,860	4,165	2000	6/29/2000	0 to 40 years
MOTOROLA PLAINFIELD	South Plainfield, NJ	100%	None		9,653	20,495	30,148	(1,276)	10,055	18,817	28,872	4,147	2000	11/1/2000	0 to 40 years
1430 ENCLAVE PARKWAY	Houston, TX	100%	32,100		7,100	37,915	45,015	2,075	7,396	39,694	47,090	8,633	1994	12/21/2000	0 to 40 years
CRESCENT RIDGE II (f/k/a 10900 WAYZATA)	Minnetonka, MN	100%	None		7,700	45,154	52,854	6,374	8,021	51,207	59,228	11,579	2000	12/21/2000	0 to 40 years
STATE STREET (a)	Quincy, MA	100%	20,200		11,042	40,666	51,708	2,176	11,042	42,842	53,884	9,242	1990	7/30/2001	0 to 40 years
CONVERGYS	Tamarac, FL	100%	None		3,642	10,404	14,046	3	3,642	10,407	14,049	1,873	2001	12/21/2001	0 to 40 years
WINDY POINT I	Schaumburg, IL	100%	23,400		4,537	31,847	36,384	171	4,537	32,018	36,555	5,813	1999	12/31/2001	0 to 40 years
WINDY POINT II	Schaumburg, IL	100%	40,300		3,746	55,026	58,772	47	3,746	55,073	58,819	9,909	2001	12/31/2001	0 to 40 years
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None		1,767	20,533	22,300	3,309	2,203	23,406	25,609	4,656	1999	1/11/2002	0 to 40 years
11695 JOHNS CREEK PARKWAY	Duluth, GA	100%	None		2,080	13,572	15,652	534	2,080	14,106	16,186	2,458	2001	3/28/2002	0 to 40 years
3750 BROOKSIDE PARKWAY (f/k/a AGILENT ATLANTA)	Alpharetta, GA	100%	None		1,561	14,207	15,768	242	1,561	14,449	16,010	2,425	2001	4/18/2002	0 to 40 years
BELLSOUTH FT. LAUDERDALE	Ft. Lauderdale, FL	100%	(c	)	0	7,172	7,172	(0)	0	7,172	7,172	1,200	2001	4/18/2002	0 to 40 years
90 CENTRAL STREET	Boxborough, MA	100%	None		3,642	29,497	33,139	3,404	3,642	32,901	36,543	7,165	2002	5/3/2002	0 to 40 years
MFS PHOENIX	Phoenix, AZ	100%	None		2,602	24,333	26,935	46	2,602	24,379	26,981	3,922	2001	6/4/2002	0 to 40 years
BMG DIRECT GREENVILLE	Duncan, SC	100%	None		1,002	15,709	16,711	8	1,002	15,718	16,720	2,478	1987	7/31/2002	0 to 40 years
BMG MUSIC GREENVILLE	Duncan, SC	100%	None		663	10,914	11,577	0	663	10,914	11,577	1,712	1987	7/31/2002	0 to 40 years
6031 CONNECTION DRIVE	Irving, TX	100%	None		3,157	43,656	46,813	(0)	3,157	43,656	46,813	6,739	1999	8/15/2002	0 to 40 years
6021 CONNECTION DRIVE	Irving, TX	100%	None		3,157	42,662	45,819	(0)	3,157	42,662	45,819	6,550	1999	8/15/2002	0 to 40 years
6011 CONNECTION DRIVE	Irving, TX	100%	None		3,157	29,034	32,191	2,586	3,157	31,620	34,777	4,679	1999	8/15/2002	0 to 40 years
HARCOURT AUSTIN (a)	Austin, TX	100%	16,500		6,098	34,492	40,590	0	6,098	34,492	40,590	5,328	2001	8/15/2002	0 to 40 years
AMERICREDIT PHOENIX	Chandler, AZ	100%	None		2,632	-	2,632	22,472	2,779	22,325	25,104	4,322	2003	9/12/2002	0 to 40 years
5000 CORPORATE COURT (b)	Holtsville, NY	100%	None		4,375	48,212	52,587	(27,191)	4,162	21,234	25,396	7,197	2000	9/16/2002	0 to 40 years
KEYBANK PARSIPPANY (a)	Parsippany, NJ	100%	42,700		9,054	96,722	105,776	165	9,054	96,888	105,942	14,647	1985	9/27/2002	0 to 40 years
FEDEX COLORADO SPRINGS	Colorado Springs, CO	100%	None		2,185	24,964	27,149	(1,895)	2,185	23,068	25,253	3,489	2001	9/27/2002	0 to 40 years
INTUIT DALLAS	Plano, TX	100%	None		3,153	24,602	27,755	4	3,153	24,605	27,758	3,722	2001	9/27/2002	0 to 40 years
TWO INDEPENDENCE SQUARE (f/k/a NASA) (a)	Washington, DC	100%	105,800		52,711	202,702	255,413	2,345	52,711	205,047	257,758	29,561	1991	11/22/2002	0 to 40 years
ONE INDEPENDENCE SQUARE (f/k/a OCC) (a)	Washington, DC	100%	57,800		29,765	104,814	134,579	1,488	30,562	105,505	136,067	15,224	1991	11/22/2002	0 to 40 years
CATERPILLAR NASHVILLE (a)	Nashville, TN	100%	26,800		4,908	59,011	63,919	2,428	5,101	61,247	66,348	8,849	2000	11/26/2002	0 to 40 years
NESTLE LOS ANGELES	Glendale, CA	100%	None		23,605	136,284	159,889	332	23,608	136,614	160,222	19,425	1990	12/20/2002	0 to 40 years
EASTPOINT INDIANAPOLIS I	Mayfield Heights, OH	100%	None		1,485	11,064	12,549	95	1,485	11,159	12,644	1,546	2000	1/9/2003	0 to 40 years
EASTPOINT INDIANAPOLIS II	Mayfield Heights, OH	100%	None		1,235	9,199	10,434	1,017	1,235	10,216	11,451	1,467	2000	1/9/2003	0 to 40 years
150 WEST JEFFERSON	Detroit, MI	100%	None		9,759	88,364	98,123	4,524	9,759	92,888	102,647	13,921	1989	3/31/2003	0 to 40 years
CITICORP ENGLEWOOD CLIFFS, NJ (a)	Englewood Cliffs, NJ	100%	29,300		10,424	61,319	71,743	2,046	10,803	62,986	73,789	8,116	1953	4/30/2003	0 to 40 years
US BANCORP MINNEAPOLIS	Minneapolis, MN	100%	105,000		11,138	175,629	186,767	2,936	11,138	178,565	189,703	22,829	2000	5/1/2003	0 to 40 years
AON CENTER CHICAGO	Chicago, IL	100%	225,000		23,267	472,488	495,755	64,488	23,966	536,277	560,243	67,743	1972	5/9/2003	0 to 40 years
AUBURN HILLS CORPORATE CENTER	Auburn Hills, MI	100%	None		1,978	16,570	18,548	1,564	1,978	18,135	20,113	2,295	2001	5/9/2003	0 to 40 years
11107 SUNSET HILLS ROAD (f/k/a IBM RESTON I)	Reston, VA	100%	None		2,711	17,890	20,601	1,308	2,711	19,198	21,909	3,535	1985	6/27/2003	0 to 40 years

Piedmont Office Realty Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization—(Continued)

December 31, 2007

(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2007
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improve- ments	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Total	Accumulated Depreciation and Amortization	Date of Constru- ction	Date Acquired	Life on which Depreciation and Amortization is Computed (h)
11109 SUNSET HILLS ROAD (f/k/a TELLABS RESTON)	Reston, VA	100%	None	1,218	8,038	9,256	328	1,218	8,366	9,584	2,272	1984	6/27/2003	0 to 40 years
LOCKHEED MARTIN ROCKVILLE I	Rockville, MD	100%	None	3,019	21,984	25,003	(453)	2,960	21,590	24,550	5,854	1985	7/30/2003	0 to 40 years
LOCKHEED MARTIN ROCKVILLE II	Rockville, MD	100%	None	3,019	21,984	25,003	(432)	2,960	21,611	24,571	5,857	1985	7/30/2003	0 to 40 years
GLENRIDGE HIGHLANDS II (f/k/a CINGULAR ATLANTA)	Atlanta, GA	100%	38,000	6,662	69,031	75,693	(6,355)	6,662	62,676	69,338	22,254	2000	8/1/2003	0 to 40 years
AVENTIS NORTHERN NEW JERSEY (a)	Bridgewater, NJ	100%	40,200	8,182	84,160	92,342	1,773	8,328	85,787	94,115	19,926	2002	8/14/2003	0 to 40 years
1055 EAST COLORADO BLVD	Pasadena, CA	100%	29,200	6,495	30,265	36,760	(16)	6,495	30,248	36,743	7,858	2001	8/22/2003	0 to 40 years
FAIRWAY CENTER II (a)	Brea, CA	100%	10,700	7,110	15,600	22,710	434	7,110	16,034	23,144	3,616	2003	8/29/2003	0 to 40 years
COPPER RIDGE CENTER	Lyndhurst, NJ	100%	None	6,974	38,714	45,688	(350)	6,974	38,364	45,338	11,356	1986	9/5/2003	0 to 40 years
1901 MAIN STREET IRVINE	Irvine, CA	100%	None	6,246	36,455	42,701	(2,299)	6,246	34,156	40,402	7,675	2001	9/17/2003	0 to 40 years
NIKE RHEIN (f/k/a IBM RHEIN PORTLAND)	Beaverton, OR	100%	None	1,015	6,425	7,440	(2,105)	1,015	4,320	5,335	474	1988	10/9/2003	0 to 40 years
IBM DESCHUTES PORTLAND	Beaverton, OR	100%	None	1,072	6,361	7,433	1	1,072	6,361	7,433	1,715	1989	10/9/2003	0 to 40 years
IBM WILLAMETTE PORTLAND	Beaverton, OR	100%	None	1,085	6,211	7,296	(0)	1,085	6,211	7,296	2,080	1990	10/9/2003	0 to 40 years
1345 BURLINGTON DRIVE PORTLAND	Beaverton, OR	100%	None	1,546	7,630	9,176	2,193	1,545	9,824	11,369	1,850	1999	10/9/2003	0 to 40 years
15757 JAY STREET PORTLAND and IBM LAND PARCELS	Beaverton, OR	100%	None	6,021	427	6,448	(2,241)	3,735	472	4,207	59	1979	10/9/2003	0 to 40 years
35 W. WACKER (f/k/a LEO BURNETT CHICAGO) (d)	Chicago, Il	95%	120,000	54,949	218,757	273,706	26,792	55,116	245,382	300,498	49,465	1989	11/6/2003	0 to 40 years
400 VIRGINIA AVENUE	Washington, DC	100%	None	22,146	49,740	71,886	(1,149)	22,146	48,591	70,737	6,341	1985	11/19/2003	0 to 40 years
4250 N FAIRFAX ARLINGTON	Arlington, VA	100%	45,000	13,636	70,918	84,554	4,165	13,636	75,082	88,718	10,308	1998	11/19/2003	0 to 40 years
1225 EYE STREET (e)	Washington, DC	50%	47,607	21,959	47,602	69,561	3,234	21,959	50,836	72,795	9,340	1985	11/19/2003	0 to 40 years
1201 EYE STREET (f/k/a US PARK SERVICE) (f)	Washington, DC	50%	67,560	31,985	63,139	95,124	7,357	31,985	70,496	102,481	11,838	2001	11/19/2003	0 to 40 years
EASTPOINT CORPORATE CENTER	Issaquah, WA	100%	None	4,351	25,899	30,250	(7,250)	4,351	18,649	23,000	1,760	2001	12/10/2003	0 to 40 years
1901 MARKET STREET PHILADELPHIA	Philadelphia, PA	100%	None	13,584	166,683	180,267	137	20,829	159,575	180,404	19,819	1990	12/18/2003	0 to 40 years
60 BROAD STREET NEW YORK	New York, NY	100%	None	32,522	168,986	201,508	(279)	60,708	140,521	201,229	21,787	1962	12/31/2003	0 to 40 years
1414 MASSACHUSSETS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	1,893	4,365	37,559	41,924	5,759	1873	1/8/2004	0 to 40 years
ONE BRATTLE SQUARE	Cambridge, MA	100%	27,484	6,974	64,940	71,914	(5,849)	7,113	58,952	66,065	9,443	1991	2/26/2004	0 to 40 years
MERCK NEW JERSEY	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	1,552	2004	3/16/2004	0 to 40 years
1075 WEST ENTRANCE	Auburn Hills, MI	100%	15,525	5,200	22,957	28,157	39	5,207	22,990	28,197	3,223	2001	7/7/2004	0 to 40 years
3100 CLARENDON BOULEVARD	Arlington, VA	100%	34,502	11,700	69,705	81,405	1,386	11,791	71,000	82,791	14,489	1986	12/9/2004	0 to 40 years
SHADY GROVE V	Rockville, MD	100%	None	3,730	16,608	20,338	1,083	3,882	17,539	21,421	3,019	1982	12/29/2004	0 to 40 years
400 BRIDGEWATER	Bridgewater, NJ	100%	None	10,400	71,052	81,452	3,950	10,400	75,002	85,402	8,645	2002	2/17/2006	0 to 40 years
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	17,500	3,912	18,830	22,742	835	3,912	19,665	23,577	2,069	1997	8/31/2006	0 to 40 years
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	25,025	4,496	29,881	34,377	666	4,496	30,547	35,043	4,298	1998	8/31/2006	0 to 40 years
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	542	4,370	71,174	75,544	3,365	1991	12/7/2006	0 to 40 years
2300 CABOT DRIVE	Lisle, IL	100%	None	4,390	19,549	23,939	391	4,390	19,940	24,330	1,638	1998	5/10/2007	0 to 40 years
PIEDMONT POINTE I	Bethesda, MD	100%	None	11,200	58,606	69,806	—	11,200	58,606	69,806	244	2007	11/13/2007	0 to 40 years
CORPORATE OFFICE- SUBLEASED SPACE (g)	Norcross, GA	N/A	None	0	288	288	105	0	393	393	88	N/A	4/16/2007	0 to 40 years

Total – 100% REIT Properties				$608,196	$3,787,461	$4,395,657	156,348	$645,881	$3,906,129	$4,552,010	$629,196

Piedmont Office Realty Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization—(Continued)

December 31, 2007

(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2007
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improve- ments	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Total	Accumulated Depreciation and Amortization	Date of Constru- ction	Date Acquired	Life on which Depreciation and Amortization is Computed (h)
360 INTERLOCKEN	Broomfield, CO	4%	None	1,570	6,734	8,304	1,196	1,650	7,850	9,500	2,621	1996	3/20/1998	0 to 40 years
AVAYA	Oklahoma City, OK	4%	None	1,003	4,386	5,389	242	1,051	4,580	5,631	1,472	1998	6/24/1998	0 to 40 years
47320 KATO ROAD	Fremont, CA	78%	None	2,130	6,853	8,983	380	2,219	7,144	9,363	2,272	1998	7/21/1998	0 to 40 years
20/20	Leawood, KS	57%	None	1,696	7,851	9,547	1,353	1,767	9,133	10,900	2,326	1998	7/2/1999	0 to 40 years
SIEMENS	Troy, MI	55%	None	2,144	9,984	12,128	2,760	2,233	12,655	14,888	4,169	2000	5/10/2000	0 to 40 years
COMDATA	Brentwood, TN	55%	None	4,300	20,702	25,002	1,307	4,479	21,830	26,309	4,575	1986	5/15/2001	0 to 40 years
8560 UPLAND DRIVE	Parker, CO	72%	None	1,954	11,216	13,170	542	2,048	11,664	13,712	2,183	2001	12/21/2001	0 to 40 years
AIU—CHICAGO	Hoffman Estate, IL	72%	None	600	22,682	23,282	1,427	624	24,085	24,709	6,144	1999	9/19/2003	0 to 40 years

Total—JV Properties				$15,397	$90,408	$105,805	$9,207	$16,071	$98,941	$115,012	$25,762

Total—All Properties				$623,593	$3,877,869	$4,501,462	$165,555	$661,952	$4,005,070	$4,667,022	$654,958

(a)	These properties collateralize the $350.0 million secured pooled debt facility with Morgan Stanley that accrues interest at 4.84% and matures in June 2014.
(b)	Piedmont determined that the carrying value of the 5000 Corporate Court Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $7.6 million and $16.1 million in 2006 and 2005, respectively. For further information, see Note 5 to the accompanying consolidated financial statements.
(c)	Property is owned subject to a long-term ground lease.
(d)	Piedmont acquired an approximate 95% interest in the Leo Burnett Chicago Building through two joint ventures. As the general partner, Piedmont is deemed to have control of the partnerships and, as such, consolidates the joint ventures.
(e)	Piedmont purchased all of the membership interest in 1225 Equity, LLC, which own a 49.5% membership interest in 1225 Eye Street, N.W. Associates, which owns the 1225 Eye Street Building.
As a result of its ownership of 1225 Equity, LLC, Piedmont owns an approximate 49.5% in the 1225 Eye Street Building. As the controlling member, Piedmont is deemed to have control of the entities and, as such, consolidates the joint ventures.
(f)	Piedmont purchased all of the membership interest in 1201 Equity, LLC, which own a 49.5% membership interest in 1201 Eye Street, N.W. Associates, which owns the 1201 Eye Street Building.
As a result of its ownership of 1201 Equity, LLC, Wells owns an approximate 49.5% in the 1201 Eye Street Building. As the controlling member, Piedmont is deemed to have control of the entities and, as such, consolidates the joint ventures.
(g)	Piedmont purchased certain fixed assets, including furniture, fixtures, and equipment as part of the Internalization.
(h)	Piedmont’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, and Lease Intangibles are amortized over the lease term. Generally, Building Improvements are depreciated over 5—25 years, Land Improvements are depreciated over 20—25 years, and Buildings are depreciated over 40 years.

Piedmont Office Realty Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization—(Continued)

December 31, 2007

(dollars in thousands)

	2007	2006	2005
Real Estate:
Balance at the beginning of the year	$4,667,745	$4,543,120	$5,136,756
Additions to/improvements of real estate	125,431	249,472	60,849
Assets disposed	(72,880)	(99,263)	(632,952)
Assets impaired(1)	—	(7,565)	(16,093)
Write-offs of intangible assets(2)	(9,469)	(5,804)	(1,447)
Write-offs of fully depreciated/amortized assets	(43,805)	(12,215)	(3,993)

Balance at the end of the year	$4,667,022	$4,667,745	$4,543,120

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$563,435	$437,949	$358,181
Depreciation and amortization expense	148,916	153,852	148,686
Assets disposed	(11,288)	(13,820)	(64,680)
Write-offs of intangible assets(2)	(2,666)	(2,331)	(245)
Write-offs of fully depreciated/amortized assets	(43,439)	(12,215)	(3,993)

Balance at the end of the year	$654,958	$563,435	$437,949

(1)

Piedmont determined that the carrying value of the 5000 Corporate Court Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $7.6 million and $16.1 million for the years ended December 31, 2006 and 2005, respectively.

(2)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.

S-4