Form 10-Q
period 2008-03-31
Piedmont Office Realty Trust, Inc.
filed 2008-05-14
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of April 30, 2008: 478,178,636 shares

FORM 10-Q

PIEDMONT OFFICE REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q and other written or oral statements made by or on behalf of Piedmont Office Realty Trust, Inc. (“Piedmont”) may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont, or the executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives; descriptions of our share redemption program and our ability to purchase additional shares under such program; discussions regarding future distributions; and discussions regarding the potential impact of economic conditions on our portfolio.

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the sectors in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•	Lease terminations or lease defaults, particularly by one of Piedmont’s large lead tenants;

•	The impact of competition on Piedmont’s efforts to renew existing leases or re-let space on terms similar to existing leases;

•

Changes in the economies and other conditions of the office market in general and of the specific markets in which Piedmont operates, particularly in Chicago, Washington, D.C., and the New York metropolitan area;

•	Economic and regulatory changes that impact the real estate market generally;

•	Potential development and construction delays and resultant increased costs and risks;

•	The success of Piedmont’s real estate strategies and investment objectives;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended; and

•	Other factors, including the risk factors discussed under Item 1.A of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2007. Piedmont’s results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) March 31, 2008	December 31, 2007
Assets:
Real estate assets, at cost:
Land	$645,881	$645,881
Buildings and improvements, less accumulated depreciation of $491,784 and $468,359 as of March 31, 2008 and December 31, 2007, respectively	3,044,728	3,066,494
Intangible lease assets, less accumulated amortization of $161,214 and $160,837 as of March 31, 2008 and December 31, 2007, respectively	160,885	172,425
Construction in progress	39,562	38,014

Total real estate assets	3,891,056	3,922,814
Investments in unconsolidated joint ventures	51,862	52,468
Cash and cash equivalents	56,665	65,016
Tenant receivables, net of allowance for doubtful accounts of $482 and $549 as of March 31, 2008 and December 31, 2007, respectively	120,177	122,130
Notes receivable	46,417	854
Due from unconsolidated joint ventures	1,216	1,244
Prepaid expenses and other assets	18,032	21,864
Goodwill	180,390	180,371
Deferred financing costs, less accumulated amortization of $4,658 and $4,224 as of March 31, 2008 and December 31, 2007, respectively	9,680	10,075
Deferred lease costs, less accumulated amortization of $99,536 and $95,229 as of March 31, 2008 and December 31, 2007, respectively	204,456	202,910

Total assets	$4,579,951	$4,579,746

Liabilities:
Line of credit and notes payable	$1,399,869	$1,301,530
Accounts payable, accrued expenses, and accrued capital expenditures	89,975	110,548
Deferred income	31,657	28,882
Intangible lease liabilities, less accumulated amortization of $55,105 and $52,100 as of March 31, 2008 and December 31, 2007, respectively	81,852	84,886

Total liabilities	1,603,353	1,525,846
Commitments and Contingencies	—	—
Minority Interest	6,612	6,546
Redeemable Common Stock	121,022	166,909
Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 483,422,193 shares issued and outstanding at March 31, 2008; and 488,974,478 shares issued and outstanding at December 31, 2007	4,834	4,890
Additional paid-in capital	3,524,789	3,568,801
Cumulative distributions in excess of earnings	(559,637)	(526,337)
Redeemable common stock	(121,022)	(166,909)

Total stockholders’ equity	2,848,964	2,880,445

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,579,951	$4,579,746

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended March 31,
	2008	2007
Revenues:
Rental income	$114,409	$111,678
Tenant reimbursements	39,156	36,011
Property management fee revenue	753	—
Other rental income	4,775	529

	159,093	148,218
Expenses:
Property operating costs	57,290	52,263
Asset and property management fees:
Related party	—	7,018
Other	501	2,438
Depreciation	24,069	23,400
Amortization	16,533	17,207
General and administrative	7,147	3,893

	105,540	106,219

Real estate operating income	53,553	41,999
Other income (expense):
Interest expense	(17,305)	(16,029)
Interest and other income	658	2,088
Equity in income of unconsolidated joint ventures	611	794
Loss on extinguishment of debt	—	(61)

	(16,036)	(13,208)

Income from continuing operations before minority interest	37,517	28,791
Minority interest in earnings of consolidated entities	(165)	(180)

Income from continuing operations	37,352	28,611
Discontinued operations:
Operating income	9	863
Gain on sale of real estate assets	—	20,653

Income from discontinued operations	9	21,516

Net income	$37,361	$50,127

Per share information – basic:
Income from continuing operations	$0.08	$0.06
Income from discontinued operations	$0.00	$0.05

Net income available to common stockholders	$0.08	$0.11

Per share information – diluted:
Income from continuing operations	$0.08	$0.06
Income from discontinued operations	$0.00	$0.05

Net income available to common stockholders	$0.08	$0.11

Weighted-average common shares outstanding – basic	485,897,575	466,256,255

Weighted-average common shares outstanding – diluted	486,256,371	466,256,255

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	465,880	$4,659	$3,358,933	$(376,766)	$(136,129)	$2,850,697
Issuance of common stock	37,152	371	310,965	—	—	311,336
Redemptions of common stock	(14,237)	(142)	(119,165)	—	—	(119,307)
Redeemable common stock	—	—	—	—	(30,780)	(30,780)
Dividends ($0.5868 per share)	—	—	—	(283,181)	—	(283,181)
Premium on stock sales	—	—	14,728	—	—	14,728
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	179	2	3,375	—	—	3,377
Other offering costs	—	—	(35)	—	—	(35)
Net income	—	—	—	133,610	—	133,610

Balance, December 31, 2007	488,974	4,890	3,568,801	(526,337)	(166,909)	2,880,445
Issuance of common stock	4,273	42	35,761	—	—	35,803
Redemptions of common stock	(9,825)	(98)	(82,233)	—	—	(82,331)
Redeemable common stock	—	—	—	—	45,887	45,887
Dividends ($0.1467 per share)	—	—	—	(70,661)	—	(70,661)
Premium on stock sales	—	—	1,721	—	—	1,721
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	—	—	739	—	—	739
Net income	—	—	—	37,361	—	37,361

Balance, March 31, 2008	483,422	$4,834	$3,524,789	$(559,637)	$(121,022)	$2,848,964

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three months ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$37,361	$50,127
Operating distributions received from unconsolidated joint ventures	1,244	1,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,069	23,707
Other amortization	16,590	17,165
Amortization of deferred financing costs and fair market value adjustments on notes payable	282	297
Accretion of note receivable discount	(37)	—
Loss on extinguishment of debt	—	61
Stock-based compensation expense	739	—
Equity in income of unconsolidated joint ventures	(611)	(794)
Minority interest in earnings of consolidated entities	165	180
Gain on sale of real estate assets	—	(20,653)
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	1,727	(6,083)
Increase in prepaid expenses and other assets	(1,777)	(1,857)
(Decrease) increase in accounts payable, accrued expenses, and accrued capital expenditures	(6,569)	1,772
Decrease in due to affiliates	—	(167)
Increase in deferred income	2,775	4,665

Net cash provided by operating activities	75,958	69,650
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(6,718)	(6,963)
Investment in internalization costs – goodwill	(19)	—
Investment in mezzanine debt	(45,621)	—
Net sale proceeds from wholly owned properties	—	75,299
Net sale proceeds received from unconsolidated joint ventures	—	173
Investments in unconsolidated joint ventures	—	(284)
Deferred lease costs paid	(8,963)	(6,327)

Net cash (used in) provided by investing activities	(61,321)	61,898
Cash Flows from Financing Activities:
Deferred financing costs paid	(38)	(6)
Proceeds from lines of credit and notes payable	165,000	67,000
Repayments of lines of credit and notes payable	(66,509)	(102,513)
Prepayment penalty on extinguishment of debt	—	(1,617)
Issuance of common stock	36,422	37,339
Redemptions of common stock	(87,102)	(52,478)
Dividends paid	(70,761)	(68,344)
Other offering costs paid	—	(5)

Net cash used in financing activities	(22,988)	(120,624)
Net (decrease) increase in cash and cash equivalents	(8,351)	10,924
Cash and cash equivalents, beginning of period	65,016	44,131

Cash and cash equivalents, end of period	$56,665	$55,055

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

1.	Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, LP (“Piedmont OP”), a Delaware limited partnership. Piedmont is the sole general partner and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by its former advisor, and through certain joint ventures with other third parties. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP, its subsidiaries, and consolidated joint ventures.

As of March 31, 2008, Piedmont owned interests in 83 buildings, either directly or through joint ventures, comprising approximately 21.3 million square feet of commercial office and industrial space, located in 23 states and the District of Columbia. As of March 31, 2008, these buildings were approximately 94% leased.

Since its inception, Piedmont has completed four public offerings of common stock for sale at $10 per share. Combined with Piedmont’s dividend reinvestment plan (the “DRP”), such offerings have provided approximately $5.6 billion in total offering proceeds. From these proceeds, Piedmont has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses; (2) approximately $461.3 million in commissions on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, Piedmont has used approximately $776.3 million to redeem shares pursuant to Piedmont’s share redemption program and to repurchase shares as a result of a legal settlement in one instance. The remaining net offering proceeds of approximately $4.1 billion are invested in real estate. Piedmont’s fourth public offering closed on July 25, 2004.

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

Piedmont’s stock is not listed on a national exchange. Piedmont’s charter requires Piedmont to begin the process of liquidating its investments and distributing the resulting proceeds to the stockholders if its common stock is not listed on a national securities exchange or over-the-counter market by July 30, 2009 (the “Liquidation Date”). The board of directors may, in its sole discretion, further extend the Liquidation Date from July 30, 2009 to January 30, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont OP, and certain entities in which Piedmont or Piedmont OP has a controlling financial interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2007.

Redeemable Common Stock

Subject to certain limitations, shares of Piedmont’s common stock are contingently redeemable at the option of the stockholder. Such limitations include, but are not limited to, the following: (i) Piedmont may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year during any calendar year; and (ii) in no event shall the aggregate amount paid for redemptions under the Piedmont share redemption program exceed the aggregate amount of proceeds received from the sale of shares pursuant to the DRP. Accordingly, Piedmont has recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Piedmont’s share redemption program of $121.0 million and $166.9 million as of March 31, 2008 and December 31, 2007, respectively. Further, upon being tendered for redemption by the holder, Piedmont reclassifies redeemable common shares from mezzanine equity to a liability at settlement value. As of March 31, 2008 and December 31, 2007, respectively, approximately $0.1 million and $6.0 million of shares tendered for redemption have not been redeemed, and are, therefore, included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Income Taxes

Piedmont has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes. Accordingly, neither a provision nor a benefit for federal income taxes has been made in the accompanying consolidated financial statements. Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in the consolidated financial statements.

Investment in Mezzanine Debt

FIN 46R, a modification of FIN No. 46, Consolidation of Variable Interest Entities, clarified the methodology for determining whether an entity is a Variable Interest Entity (“VIE”) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Generally, expected losses and expected residual returns are the expected negative and positive variability, respectively, in the fair value of the VIE’s net assets.

When Piedmont makes an investment, it assesses whether it has a variable interest in a VIE and, if so, whether it is the primary beneficiary of the VIE. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of various cash flow scenarios. Incorrect assumptions or estimates of future cash flows may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the nonconsolidation of such an entity that would otherwise have been consolidated.

Piedmont has evaluated its investment in mezzanine debt to determine whether it has variable interests in a VIE. For this investment, Piedmont has evaluated the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest.

Piedmont’s maximum exposure to loss as a result of its investment in mezzanine debt is $45.7 million as of March 31, 2008.

Piedmont has determined that its investment in mezzanine debt is a VIE and Piedmont is the primary beneficiary. However, Piedmont has determined that the special-purpose entity that holds the debt (“the Borrowing Entity”) is not the primary beneficiary of the other VIEs in the overall property debt structure. The primary effect of these determinations is that Piedmont consolidates the Borrowing Entity (i.e, reflects the note receivable, discount on note receivable, interest income, and amortization of the discount on note receivable related to this investment in its consolidated financial statements) but does not consolidate the assets, liabilities, or operations of the other VIEs in the overall property debt structure.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, improving the transparency of financial reporting. The enhanced disclosures include descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under FASB Statement No. 133, and how derivative instruments affect the entity’s financial position, operations, and cash flows. SFAS 161 will be effective for Piedmont beginning January 1, 2009, with early adoption encouraged. Piedmont will continue to assess the provisions and evaluate the impact of SFAS 161 on its consolidated financial statements.

In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for all nonrecurring, nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for Piedmont beginning January 1, 2009. Piedmont will continue to assess the provisions and evaluate the financial statement impact of SFAS 157-2 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires, among other things, that transaction costs incurred in business combinations be expensed as incurred by the acquirer. Preacquisition contingencies, such as environmental or legal issues, as well as contingent consideration, will generally be accounted for in purchase accounting at fair value. SFAS 141 is effective January 1, 2009. Piedmont will continue to assess the provisions and evaluate the financial statement impact of SFAS 141 on its consolidated financial statements.

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

On March 19, 2008, Piedmont invested $45.6 million in subordinated or mezzanine debt of an entity which is generally secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago. Piedmont’s interest is subordinate to the mortgage loan secured by the office building as well as subordinate to the interests of two other mezzanine lenders. The note matures on August 9, 2009 (with 3 one-year extension options exercisable at the borrower’s discretion) and bears interest at a floating rate of LIBOR plus 1.61%. The purchase of the mezzanine debt resulted in a discount which will be amortized to interest income over the life of the loan using the straight-line method, which materially approximates the effective interest method. Such income, in addition to interest income received through borrower loan repayments, is recognized as interest income in the consolidated financial statements.

4.	Dispositions of Real Estate Assets

Discontinued Operations

The results of operations for the Citigroup Fort Mill Building (sold in March 2007) and the Videojet Technology Building (sold in March 2007) are classified as discontinued operations in the accompanying consolidated statements of income. The details comprising income from discontinued operations are provided below (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Rental income	$9	$1,260
Tenant reimbursements	—	(191)
Gain on sale	—	20,653

	9	21,722
Expenses:
Property operating costs	—	(168)
Depreciation	—	311
Amortization	—	41
General and administrative	—	22

	—	206

Income from discontinued operations	$9	$21,516

5.	Line of Credit and Notes Payable

As of March 31, 2008 and December 31, 2007, Piedmont had a line of credit and notes payable outstanding as follows (in thousands):

	Fixed-rate (F) or Variable rate (V)	Rate	Term Debt or Interest Only	Maturity	Amount Outstanding as of
Facility					March 31, 2008	December 31, 2007
Secured Pooled Facility	F	4.84%	Interest Only	6/14/2014	$350,000	$350,000
Aon Center Chicago Mortgage Note	F F	4.87% 5.70%	Interest Only Interest Only	5/1/2014 5/1/2014	200,000 25,000	200,000 25,000
$125.0 Million Fixed-Rate Loan	F	5.50%	Interest Only	4/1/2016	125,000	125,000
35 W. Wacker Building Mortgage Note	F	5.10%	Interest Only	1/1/2014	120,000	120,000
WDC Mortgage Notes	F	5.76%	Interest Only	11/1/2017	140,000	140,000
$105.0 Million Fixed-Rate Loan	F	5.29%	Interest Only	5/11/2015	105,000	105,000
$45.0 Million Fixed-Rate Loan	F	5.20%	Interest Only	6/1/2012	45,000	45,000
$42.5 Million Fixed-Rate Loan	F	5.70%	Interest Only	10/11/2016	42,525	42,525
3100 Clarendon Boulevard Building Mortgage Note	F	6.40%	Interest Only	8/25/2008	33,744	33,896
One Brattle Square Building Mortgage Note	F	8.50%	Term Debt	3/11/2028	—	26,109
$500 Million Unsecured Facility		2.70%		8/31/2011
	V	LIBOR + .475%	Interest Only		213,600	89,000

Total indebtedness					$1,399,869	$1,301,530

During the three months ended March 31, 2008, Piedmont’s net borrowings under its $500 Million Unsecured Facility totaled approximately $124.6 million. Piedmont made interest payments of approximately $16.3 million and $16.0 million for the three months ended March 31, 2008 and 2007, respectively. Piedmont had no capitalized interest for the three months ended March 31, 2008 or 2007.

On March 11, 2008, Piedmont repaid the entire outstanding principal balance on the One Brattle Square Building Mortgage Note of approximately $26.0 million. The One Brattle Square Building Mortgage Note was repaid with a draw from Piedmont’s $500 Million Unsecured Facility and cash on hand.

6.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31, (in thousands)
	2008	2007
Accrued redemptions of common stock paid	$5,873	$292

Accrued capital expenditures and deferred lease costs	$1,959	$3,619

Discounts applied to issuance of common stock	$619	$657

Discounts reduced as a result of redemptions of common stock	$1,102	$291

Redeemable common stock	$45,887	$14,871

7.	Related-Party Transactions

For the period from January 1, 2007 through April 16, 2007, Piedmont incurred expenses under the following agreements with Piedmont’s former advisor and its affiliates. On April, 16, 2007, Piedmont closed the transaction to internalize the functions of its former external advisor companies and became a self-managed entity (the “Internalization”). Such agreements were terminated as part of the Internalization. The expenses incurred under the agreements for the period are described below (in thousands):

Agreements with Former Advisor Companies Prior to Internalization

Agreement	Services Provided	Expenses Incurred for the Three Months Ended March 31, 2007
Asset Advisory Agreement	Manage day-to-day operations; administer, promote, operate, maintain, improve, finance, lease, dispose of properties; provide accounting, compliance, other administrative services	$5,994
Property Management Agreement	Manage properties; coordinate leasing of properties; manage construction activities at certain properties	$1,025
Administrative reimbursements (pursuant to agreements listed above)	Piedmont was required to reimburse each service provider for various expenses incurred in connection with the performance of its duties	$2,414	(1)

(1)	Includes approximately $450,000 which was reimbursed by tenants pursuant to the respective lease agreements.

Agreements with Former Advisor Companies Post Internalization

During the three months ended March 31, 2008, Piedmont incurred expenses under the following agreements with Piedmont’s former advisor and its affiliates (in thousands):

Agreement	Services Provided	Fees Incurred / (Revenues Earned) For the Three Months Ended March 31, 2008	Termination Date	Renewal Options
Property Management Services—Piedmont- Owned Properties Managed by Former Advisor	Manage day-to-day operations and provide property accounting services for 17 properties	$0.1 million	April 1, 2009(1) (Termination option upon 60 days’ notice)	Automatically renews unless either party gives notice of intent not to renew

Property Management Services—Properties Owned by Real Estate Programs Sponsored by Former Advisor Managed by Piedmont	Manage day-to-day operations and provide property accounting services for 22 properties	$(0.7) million	April 16, 2009 (Termination option upon 60 days’ notice)	Automatically renews unless either party gives notice of intent not to renew

Transition Services Agreement	Investor relations support services; transfer agent-related services; investor communication support	$0.6 million	July 15, 2008	Automatically renews for successive 180-day periods unless otherwise terminated upon 30 days’ written notice

Headquarters Sublease Agreement	Approximately 13,000 square feet in the office building located at 6200 The Corners Parkway, Norcross, Ga., along with furniture, fixtures, and equipment	$0.1 million	July 1, 2008(2)

Support Services Agreement	Information technology services	$0.2 million	July 1, 2008(2)

(1)	On April 18, 2008, Piedmont issued a partial termination notice related to 6 of the 17 properties, effective June 30, 2008.

(2)

Notification of termination was issued for such agreements effective April 1, 2008. Such termination will result in expense to Piedmont of approximately $128,000 on the anticipated effective date of termination of the Headquarters Sublease Agreement, which is anticipated to be July 1, 2008.

8.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under existing lease agreements, Leo Burnett and Winston & Strawn, LLP, the principal tenants at the 35 W. Wacker Building, are entitled to additional landlord-funded tenant improvements, leasing commissions, and building improvements, totaling approximately $52.5 million as of March 31, 2008.

Assertion of Legal Action

In Re Wells Real Estate Investment Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-00862-CAP (Upon motions to dismiss filed by defendants, parts of all seven counts were dismissed by the court. Counts III through VII were dismissed in their entirety.)

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

On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in Piedmont’s proxy statement details of certain expressions of interest in acquiring Piedmont. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for Internalization omitted details of certain expressions of interest in acquiring Piedmont. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind Internalization, and to cancel and rescind any stock issued to the defendants as consideration for Internalization. On May 12, 2008, the defendants answered the second amended complaint.

Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

In Re Piedmont Office Realty Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-02660-CAP (complaint filed - time for defendants to respond has not passed)

On October 25, 2007, the same stockholder mentioned above filed a second purported class action in the United States District Court for the Northern District of Georgia against Piedmont and its board of directors. The complaint attempts to assert class action claims on behalf of (i) those persons who were entitled to tender their shares pursuant to the tender offer filed with the SEC by Lex-Win Acquisition LLC on May 25, 2007, and (ii) all persons who are entitled to vote on the proxy statement filed with the SEC on October 16, 2007.

The complaint alleges, among other things, violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. In addition, the complaint alleges that defendants have also breached their fiduciary duties owed to the proposed classes.

On December 26, 2007, the plaintiff filed a motion seeking that the court designate it as lead plaintiff and its counsel as class lead counsel, which the court granted on May 2, 2008.

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

Donald and Donna Goldstein, Derivatively on behalf of Nominal Defendant Piedmont Office Realty Trust, Inc. v. Leo F. Wells, III, et al. (motion to dismiss granted - plaintiffs filed a notice to appeal)

On August 24, 2007, two stockholders of Piedmont filed a putative shareholder derivative complaint in the Superior Court of Fulton County, State of Georgia, on behalf of Piedmont against, among others, one of Piedmont’s previous advisors, and a number of Piedmont’s current and former officers and directors.

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

On March 13, 2008, the court granted the motion to dismiss this complaint. However, on April 11, 2008, the plaintiffs filed a notice to appeal the court’s judgment granting the defendants’ motion to dismiss.

Other Legal Matters

Piedmont is from time to time a party to other legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition.

9.	Stock-Based Compensation

Deferred Stock Award Grant - May 2007

On May 18, 2007, pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted approximately 764,850 shares of common stock as deferred stock awards to its employees, of which 19,988 shares were surrendered immediately to satisfy required minimum tax withholding obligations. Of the net shares granted, 171,227 shares (or 25%) vested immediately and the remaining shares, adjusted for any forfeitures, vest ratably over three years. Piedmont estimated the fair value of the awards on the date of grant based on an assumed share price of $10.00 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. As of March 31, 2008, 557,697 shares remained unvested.

During the three months ended March 31, 2008, Piedmont recognized approximately $0.7 million of compensation expense, all of which related to the nonvested shares. As of March 31, 2008, approximately $1.7 million of unrecognized compensation cost related to nonvested share-based compensation remained, which Piedmont will record in its statements of income over the vesting period.

10.	Weighted-Average Common Shares

There are no adjustments to “Net income” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income (in thousands):

Three Months Ended March 31, 2008
Weighted-average common shares – basic	485,898
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	358

Weighted-average common shares – diluted	486,256

11.	Subsequent Events

Deferred Stock Award Grant - April 2008

On April 21, 2008, pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted approximately 452,000 shares of common stock as deferred stock awards to its employees in recognition of individual and company performance for the period from April 16, 2007 to December 31, 2007. Of the 452,000 shares granted, 25% vest immediately and the remaining shares, adjusted for any forfeitures, will vest ratably over the next three years. Employees are able to forfeit a portion of their vested shares in lieu of paying applicable payroll tax withholding on the vested portion of shares granted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, Piedmont had outstanding borrowings of approximately $213.6 million on the $500 Million Unsecured Facility. Along with outstanding letters of credit totaling approximately $5.4 million, we had $281.0 million available for future borrowing. We are also exploring other unsecured debt vehicles to give us further access to additional capital.

We intend to use cash flows generated from operation of our properties, proceeds from our dividend reinvestment plan, and proceeds from our $500 Million Unsecured Facility, as our primary sources of immediate and long-term liquidity. In addition, we expect distributions from our existing unconsolidated joint ventures and other financing opportunities, such as additional unsecured facilities afforded to us by our relatively low leverage and quality asset base, to provide additional sources of funds.

We anticipate that our primary future capital requirements will include, but not be limited to, making scheduled debt service payments, including the repayment of approximately $33.7 million related to the 3100 Clarendon Boulevard Building Mortgage Note in August 2008, funding renovations, expansions, and other significant capital improvements for our existing portfolio of properties. Over the next few years, we anticipate funding significant capital expenditures for the properties currently in our portfolio. These expenditures include specifically identified building improvement projects (including amounts set forth in the Contractual Commitments and Contingencies table below), as well as projected amounts for tenant improvements and leasing commissions related to projected re-leasing, which are subject to change as market and tenant conditions dictate. In addition, we currently expect to use a substantial portion of our future net cash flows generated from operations to pay dividends and fund share redemption requests pursuant to our share redemption program. We anticipate that the pool of shares eligible for redemption in 2008 (other than those reserved for death and required minimum distribution requests) will be exhausted by the middle of the calendar year; however, we will continue to redeem shares related to death and required minimum distribution requests throughout the remainder of the year.

The amount of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, and (iii) our determination of near-term cash needs for acquisitions of new properties, debt repayments, existing or future share redemptions or repurchases, and (iv) the timing of significant re-leasing activity and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements.

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants helps mitigate the risk of a significant interruption of our cash flows from operations, a general economic downturn, such as the one we are currently experiencing, or a downturn in one of our core markets, could adversely influence our lease renewals and market rent rates that would in turn negatively impact our operating cash flows. Our primary focus is to achieve the best possible long-term, risk-adjusted return for our company. In the event the economy continues to deteriorate or capital expenditure requirements necessary to maintain our properties increase, we may opt to lower the dividend rather than put pressure on our investment grade credit rating or accumulate significant borrowings to meet a dividend level higher than operating cash flow would support. However, due to differences in the timing of cash receipts and cash payments for operations, we may periodically borrow funds on a short-term basis to pay dividends.

During the three months ended March 31, 2008, we generated approximately $76.0 million of cash flows from operating activities and approximately $134.9 million from combined net borrowing activities and the issuance of common stock pursuant to our dividend reinvestment program. From such cash flows, we (i) paid dividends to stockholders of approximately $70.8 million; (ii) invested approximately $45.6 in mezzanine debt, (iii) funded capital expenditures and deferred leasing costs totaling approximately $15.7 million; and (iv) redeemed approximately $87.1 million of common stock pursuant to our share redemption program.

Contractual Obligations

As of March 31, 2008, our contractual obligations are as follows (in thousands):

		Payments Due During the Years Ending December 31,
	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations(1)	$1,399,869	$33,744	$—	$258,600	$1,107,525
Operating lease obligations	64,143	423	1,193	1,259	61,268
Tenant/building improvements and lease commission obligations(2)	52,452	38,203	12,152	2,097	—

Total	$1,516,464	$72,370	$13,345	$261,956	$1,168,793

(1)

Amounts include principal payments only. We made interest payments of approximately $16.3 million during the three months ended March 31, 2008 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms described herein and in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Includes contractual amounts we have agreed to pay as part of certain executed leases as of March 31, 2008. See Note 8 to our accompanying consolidated financial statements for more information.

Results of Operations

Overview

As of March 31, 2008, we owned interests in 83 real estate properties that were approximately 94% leased. Our income from continuing operations increased as compared to the prior year primarily due to the increase in rental income and tenant reimbursements related to recent re-leasing activity at our existing properties, as well as properties acquired subsequent to December 31, 2006. Related increases in property operating costs as a result of reimbursable tenant expenses, as well as increases in general and administrative expense and interest expense, were offset by the positive effects of Internalization, namely the decrease in asset management and property management fees, which were eliminated as of April 16, 2007. Additionally, non-recurring other rental income related to leases terminated or restructured during the period increased as compared to the prior year.

Comparison of the three months ended March 31, 2008 vs. the three months ended March 31, 2007

The following table sets forth selected data from our consolidated statement of income for the three months ended March 31, 2008 and 2007, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the years presented (dollars in millions):

	March 31, 2008%		March 31, 2007%		$ Change
Revenue:
Rental income	$114.4		$111.7		2.7
Tenant reimbursements	$39.2		$36.0		3.2

Total rental income and tenant reimbursements	$153.6	100%	$147.7	100%	5.9

Property management fee revenue	$0.8	0%	$—	0%	0.8
Other rental income	$4.8	3%	$0.5	0%	4.3
Expense:
Property operating costs	$57.3	37%	$52.3	35%	(5.0)
Asset and property management fees (related-party and other)	$0.5	0%	$9.4	6%	8.9
Depreciation	$24.1	16%	$23.4	16%	(0.7)
Amortization	$16.5	11%	$17.2	12%	0.7
General and administrative expense	$7.1	5%	$3.9	3%	(3.2)
Other income (expense)
Interest expense	$(17.3)	11%	$(16.0)	11%	(1.3)
Interest and other income	$0.7	0%	$2.1	1%	(1.4)
Equity in income of unconsolidated joint ventures	$0.6	0%	$0.8	1%	(0.2)

Continuing Operations

Rental income increased from approximately $111.7 million for the three months ended March 31, 2007 to approximately $114.4 million for the three months ended March 31, 2008. This increase relates primarily to re-leasing activity at our existing properties. Tenant reimbursements increased from approximately $36.0 million for the three months ended March 31, 2007 to approximately $39.2 million for the three months ended March 31, 2008. This increase reflects an increase in recoverable property operating costs during the three months ended March 31, 2008, as well as properties acquired subsequent to December 31, 2006.

Property management fee revenue, which includes both fee revenue and salary reimbursements, increased approximately $0.8 million for the three months ended March 31, 2008 as compared to the prior period, as a result of our managing properties owned by other entities sponsored by our former advisor. We entered into the property management agreements in connection with the closing of Internalization on April 16, 2007. As such, we had no such property management fee revenue for the three months ended March 31, 2007. Such income may decrease in future periods in the event that our former advisor makes other arrangements for the management of these properties. (See Note 7 of the accompanying consolidated financial statements for a description of the terms of this agreement.)

Other rental income increased approximately $4.3 million for the three months ended March 31, 2008 as compared to the prior period and is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for the three months ended March 31, 2007 relates primarily to leases terminated or restructured at the Nestle Los Angeles Building and the U.S. Bancorp Minneapolis Building. Other rental income for the three months ended March 31, 2008 relates primarily to leases terminated at the 6031 Connection Drive Building in Irving, Texas and the 1901 Main Street Building in Irvine,

California. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease termination and/or restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term.

Property operating costs increased approximately $5.0 million for the three months ended March 31, 2008 compared to the prior period. This increase is primarily the result of increases in reimbursable tenant expenses at certain of our properties, including property taxes, utilities, repair and maintenance, and allocated administrative salaries, which are noted above as being reimbursed by tenants pursuant to their respective leases, as well as properties we acquired subsequent to December 31, 2006.

Asset and property management fees decreased approximately $8.9 million for the three months ended March 31, 2008 compared to the prior period. This decrease is primarily due to the fact that we are no longer subject to certain related-party service contracts due to the Internalization transaction, which took place on April 16, 2007 (see Note 7 of the accompanying consolidated financial statements.)

Depreciation expense increased approximately $0.7 million for the three months ended March 31, 2008 compared to the prior period. This increase is the result of the properties we acquired subsequent to December 31, 2006, as well as increased depreciation on tenant improvements and capital expenditures at certain of our properties as a result of re-leasing activity.

Amortization expense decreased approximately $0.7 million for the three months ended March 31, 2008 compared to the prior period. The decrease relates mainly to leases which have fully amortized or terminated subsequent to March 31, 2007. This decrease was partially offset by the amortization of intangible assets related to properties we acquired subsequent to December 31, 2006.

General and administrative expense increased approximately $3.2 million for the three months ended March 31, 2008 compared to the prior period. Substantially all of the increase is related to employee salary and benefit costs as a result of being self-managed during the first quarter of 2008 as compared to being externally managed during the first quarter of 2007. We expect quarterly general and administrative expenses to be comparable in future periods as a result of being self-advised for a full year in the second quarter of 2008.

Interest expense increased approximately $1.3 million for the three months ended March 31, 2008 compared to the prior period. We expect levels of interest expense to increase in future periods as we continue to draw on our $500 Million Unsecured Facility to fund redemptions pursuant to our share redemption program and new net investment activity, including capital expenditures at our existing properties.

Interest and other income decreased approximately $1.4 million for the three months ended March 31, 2008 compared to the prior period. This decrease relates primarily to a one-time reimbursement received during the quarter ended March 31, 2007 from our former advisor for a $1.3 million property management termination expense (included in asset and property management fees). Such decrease was partially offset by income recognized as a result of our investment in mezzanine debt in the current year. The level of interest income in future periods will be primarily dependent upon the amount of operating cash on hand, as well as income earned on our investment in mezzanine debt, and is expected to decrease in future periods as we use cash previously reserved at the 35 W. Wacker Building to fund leasing commissions and tenant improvements required under leases executed during 2006.

Equity in income of unconsolidated joint ventures decreased approximately $0.2 million for the three months ended March 31, 2008 compared to the prior period. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Income from continuing operations per share on a fully diluted basis increased from $0.06 for the three months ended March 31, 2007 to $0.08 for the three months ended March 31, 2008, primarily as a result of the increase in lease termination income and the positive effects of Internalization, offset by the issuance of additional shares as consideration for the Internalization.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $21.5 million and approximately $9,000 for the three months ended March 31, 2007 and 2008, respectively. These amounts consist of operations, including the gain on the sale, of the Citigroup Fort Mill Building and the Videojet Technology Building, which were both sold in March 2007. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Funds From Operations (“FFO”)

FFO is a non-GAAP financial measure and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO is a beneficial indicator of the performance of an equity REIT. Specifically, FFO calculations may be helpful to investors as a starting point in measuring our operating performance, because they exclude factors that do not relate to, or are not indicative of, our operating performance, such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after the same adjustments for unconsolidated partnerships and joint ventures. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses or certain other noncash charges to earnings. Reconciliations of net income to FFO are presented below (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$37,361	$50,127
Add:
Depreciation of real assets — wholly owned properties	24,069	23,712
Depreciation of real assets — unconsolidated partnerships	375	366
Amortization of lease-related costs — wholly owned properties	16,533	17,248
Amortization of lease-related costs — unconsolidated partnerships	241	296
Subtract:
Gain on sale of properties — wholly owned	—	(20,653)
Gain on sale of properties — unconsolidated partnerships	—	(7)

FFO	$78,579	$71,089

Weighted-average shares outstanding — basic	485,898	466,256

Weighted-average shares outstanding — diluted	486,256	466,256

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

Noncash Items Included in Net Income:

•

In accordance with GAAP, we recognized straight-line rental revenues and adjustments to straight-line receivables as a result of lease terminations of approximately $1.3 million and $0.4 million during the three months ended March 31, 2008 and 2007, respectively;

•

The amortization of deferred financing costs totaled approximately $0.6 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. Additionally, the loss on extinguishment of debt in the accompanying consolidated statements of income totaled $0 for the three months ended March 31, 2008 and $0.1 million for the three months ended March 31, 2007, respectively;

•

The amortization of above-market and below-market in-place leases recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.7 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively;

•

The noncash portion of compensation expense related to shares issued under the 2007 Omnibus Incentive Plan recorded as general and administrative expense in the accompanying consolidated statements of income totaled approximately $0.7 million and $0 for the three months ended March 31, 2008 and 2007, respectively; and

•

The noncash portion of interest income related to the amortization of discount related to the investment in mezzanine debt recorded as interest and other income in the accompanying consolidated statements of income, offset by the amortization of acquisition costs associated with acquiring the investment, totaled approximately $38,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Election as a REIT

We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. In April 2007, we created Piedmont Office Holdings, Inc. (“Piedmont Sub”), a wholly owned subsidiary of Piedmont. We have elected to treat Piedmont Sub as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. Except for holding 20,000 limited partnership units in Piedmont OP, our operating partnership, Piedmont Sub, had no operations for the three months ended March 31, 2008.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no material impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at March 31, 2008.

Goodwill

We account for our goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. We test the carrying value of our goodwill for impairment on an annual basis. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss may be recognized when the carrying amount of the acquired net assets exceeds the estimated fair value of those assets. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired for the three months ended March 31, 2008.

Investment in Variable Interest Entities

FIN 46R, a modification of FIN No. 46, Consolidation of Variable Interest Entities, clarified the methodology for determining whether an entity is a Variable Interest Entity (“VIE”) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Generally, expected losses and expected residual returns are the expected negative and positive variability, respectively, in the fair value of the VIE’s net assets.

When we make an investment, we assess whether the investment has a variable interest in a VIE and, if so, whether it is the primary beneficiary of the VIE. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of various cash flow scenarios. Incorrect assumptions or estimates of future cash flows may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

We evaluate each investment to determine whether it has variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest.

Related-Party Transactions and Agreements

For the period from January 1, 2007 through the closing of the Internalization transaction on April 16, 2007, we were a party to and incurred expenses under agreements with our former advisor and its affiliates, whereby we paid certain fees or reimbursements for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. See Note 7 of our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

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

Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our $500 Million Unsecured Facility and forecasted floating-rate debt issuances. As a result of our $500 Million Unsecured Facility, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily by maintaining a moderate level of variable-rate debt.

All of our debt was entered into for other than trading purposes, and the fair value of our debt materially approximates its carrying amount.

As of March 31, 2008, approximately $1.2 billion of our outstanding debt is subject to fixed interest rates. Our total outstanding debt has an average interest rate of approximately 4.92% per annum with expirations ranging from 2008 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of March 31, 2008, there was approximately $213.6 million outstanding under our $500 Million Unsecured Facility. Our $500 Million Unsecured Facility currently has a stated variable interest rate of LIBOR plus 0.475% per annum (2.70%, the 30-day LIBOR rate as of March 31, 2008). To the extent that we borrow funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In Re Wells Real Estate Investment Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-00862-CAP (Upon motions to dismiss filed by defendants, parts of all seven counts were dismissed by the court. Counts III through VII were dismissed in their entirety.)

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

On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in our proxy statement details of certain expressions of interest in acquiring Piedmont. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for Internalization omitted details of certain expressions of interest in acquiring Piedmont. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind Internalization, and to cancel and rescind any stock issued to the defendants as consideration for Internalization. On May 12, 2008, the defendants answered the second complaint.

We believe that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

In Re Piedmont Office Realty Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-02660-CAP (complaint filed - time for defendants to respond has not passed)

On October 25, 2007, the same stockholder mentioned above filed a second purported class action in the United States District Court for the Northern District of Georgia against us and our board of directors. The complaint attempts to assert class action claims on behalf of (i) those persons who were entitled to tender their shares pursuant to the tender offer filed with the SEC by Lex-Win Acquisition LLC on May 25, 2007, and (ii) all persons who are entitled to vote on the proxy statement filed with the SEC on October 16, 2007.

The complaint alleges, among other things, violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. In addition, the complaint alleges that defendants have also breached their fiduciary duties owed to the proposed classes.

On December 26, 2007, the plaintiff filed a motion seeking that the court designate it as lead plaintiff and its counsel as class lead counsel, which the court granted on May 2, 2008.

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

Donald and Donna Goldstein, Derivatively on behalf of Nominal Defendant Piedmont Office Realty Trust, Inc. v. Leo F. Wells, III, et al. (motion to dismiss granted - plaintiffs filed a notice to appeal)

On August 24, 2007, two stockholders of Piedmont filed a putative shareholder derivative complaint in the Superior Court of Fulton County, State of Georgia, on behalf of Piedmont against, among others, one of our previous advisors, and a number of our current and former officers and directors.

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

On March 13, 2008, the court granted the motion to dismiss this complaint. However, on April 11, 2008, the plaintiffs filed a notice to appeal the court’s judgment granting the defendants’ motion to dismiss.

Other Legal Matters

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. Except for the litigation disclosed above, we are not currently involved in any litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware, in consultation with outside legal counsel, of any other such litigation threatened against us during the quarter ended March 31, 2008 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter of 2008.

(b)	Not applicable.

(c)

Our board of directors has adopted a share redemption program, as announced in December 1999 and as subsequently amended from time to time, which provides stockholders with the opportunity to have their shares redeemed after they have held them for a period of one year for a purchase price equal to the lesser of (1) $10 per share, or (2) the purchase price per share that they actually paid for their shares of the Company, less in both instances any amounts previously distributed to them attributable to special distributions of net sales proceeds from the sale of our properties (currently $1.62 per share). Redemptions under the program are currently limited as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. During the quarter ended March 31, 2008, we redeemed shares pursuant to our share redemption program as follows (in thousands, except per-share amounts):

Period	Approximate Number of Shares Redeemed	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2008 Under the Plan
January 1, 2008 to January 31, 2008	3,244	$8.38	$174,812
February 1, 2008 to February 29, 2008	4,062	$8.38	$140,772
March 1, 2008 to March 31, 2008	2,519	$8.38	$119,666	(1)

(1)

The maximum dollar amount remaining as of March 31, 2008 for redemptions pursuant to our share redemption program in future periods is approximately $121.0 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. However, due to additional program restrictions, the pool of shares available for all redemptions in each calendar year (including ordinary, redemptions upon death, and required minimum distribution redemptions) is recalculated on January 1st of each year. As a result of this annual calculation, the total shares available for redemptions during the period January 1, 2008 to December 31, 2008 will be approximately 24.1 million shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There were no defaults with respect to any of our indebtedness during the first quarter of 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2008.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC. (Registrant)

Dated: May 13, 2008	By:	/s/ Robert E. Bowers
Robert E. Bowers Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
3.1	Second Articles of Amendment and Restatement of the Company (incorporating all amendments thereto through December 17, 2007).

3.2

Amended Bylaws of Piedmont Office Realty Trust, Inc. (incorporating all amendments thereto through September 24, 2007) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November, 14, 2007).

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