Form 10-Q
period 2008-06-30
Piedmont Office Realty Trust, Inc.
filed 2008-08-13
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

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

11695 Johns Creek Parkway

Ste. 350

Johns Creek, Georgia 30097

(Address of principal executive offices)

(Zip Code)

(770) 418-8800

(Registrant’s telephone number, including area code)

6200 The Corners Parkway

Ste. 500

Norcross, GA 30092

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of July 31, 2008: 475,936,116 shares

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

The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2007. Piedmont’s results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) June 30, 2008	December 31, 2007
Assets:
Real estate assets, at cost:
Land	$659,637	$645,881
Buildings and improvements, less accumulated depreciation of $514,841 and $468,359 as of June 30, 2008 and December 31, 2007, respectively	3,107,225	3,066,494
Intangible lease assets, less accumulated amortization of $160,909 and $160,837 as of June 30, 2008 and December 31, 2007, respectively	150,323	172,425
Construction in progress	32,898	38,014

Total real estate assets	3,950,083	3,922,814
Investments in unconsolidated joint ventures	51,214	52,468
Cash and cash equivalents	135,756	65,016
Tenant receivables, net of allowance for doubtful accounts of $604 and $549 as of June 30, 2008 and December 31, 2007, respectively	120,098	122,130
Notes receivable	46,583	854
Due from unconsolidated joint ventures	1,112	1,244
Prepaid expenses and other assets	21,104	21,864
Goodwill	180,390	180,371
Deferred financing costs, less accumulated amortization of $5,102 and $4,224 as of June 30, 2008 and December 31, 2007, respectively	11,214	10,075
Deferred lease costs, less accumulated amortization of $104,669 and $95,229 as of June 30, 2008 and December 31, 2007, respectively	200,712	202,910

Total assets	$4,718,266	$4,579,746

Liabilities:
Line of credit and notes payable	$1,610,218	$1,301,530
Accounts payable, accrued expenses, and accrued capital expenditures	129,973	110,548
Deferred income	25,019	28,882
Intangible lease liabilities, less accumulated amortization of $58,139 and $52,100 as of June 30, 2008 and December 31, 2007, respectively	78,817	84,886
Interest rate swap	638	—

Total liabilities	1,844,665	1,525,846
Commitments and Contingencies	—	—
Minority Interest	5,022	6,546
Redeemable Common Stock	57,582	166,909
Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 476,110,116 shares issued and outstanding at June 30, 2008; and 488,974,478 shares issued and outstanding at December 31, 2007	4,760	4,890
Additional paid-in capital	3,463,340	3,568,801
Cumulative distributions in excess of earnings	(598,883)	(526,337)
Redeemable common stock	(57,582)	(166,909)
Other comprehensive income (loss)	(638)	—

Total stockholders’ equity	2,810,997	2,880,445

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,718,266	$4,579,746

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income	113,903	110,450	228,313	222,128
Tenant reimbursements	36,578	34,729	75,733	70,740
Property management fee revenue	883	429	1,636	429
Other rental income	797	519	5,572	1,048
Gain on sale of real estate assets	—	50	—	50

	152,161	146,177	311,254	294,395
Expenses:
Property operating costs	55,401	52,782	112,691	105,045
Asset and property management fees:
Related party	—	1,515	—	8,533
Other	455	624	956	3,062
Depreciation	24,431	23,488	48,500	46,889
Amortization	15,595	17,443	32,128	34,650
General and administrative	9,168	8,967	16,316	12,859

	105,050	104,819	210,591	211,038

Real estate operating income	47,111	41,358	100,663	83,357
Other income (expense):
Interest expense	(18,056)	(15,638)	(35,362)	(31,667)
Interest and other income	1,119	763	1,778	2,851
Equity in income of unconsolidated joint ventures	464	1,889	1,076	2,683
Loss on extinguishment of debt	—	—	—	(61)
Loss on interest rate swap	(27)	—	(27)	—

	(16,500)	(12,986)	(32,535)	(26,194)

Income from continuing operations before minority interest	30,611	28,372	68,128	57,163
Minority interest in earnings of consolidated entities	(141)	(186)	(306)	(366)

Income from continuing operations	30,470	28,186	67,822	56,797
Discontinued operations:
Operating (loss) income	—	(7)	10	856
Gain on sale of real estate assets	—	17	—	20,670

Income from discontinued operations	—	10	10	21,526

Net income	30,470	28,196	67,832	78,323

Per share information – basic:
Income from continuing operations	$0.06	$0.06	$0.14	$0.12
Income from discontinued operations	$0.00	$0.00	$0.00	$0.05

Net income available to common stockholders	$0.06	$0.06	$0.14	$0.17

Per share information – diluted:
Income from continuing operations	$0.06	$0.06	$0.14	$0.12
Income from discontinued operations	$0.00	$0.00	$0.00	$0.05

Net income available to common stockholders	$0.06	$0.06	$0.14	$0.17

Weighted-average common shares outstanding – basic	479,400,829	480,921,286	482,649,202	473,629,281

Weighted-average common shares outstanding – diluted	479,687,981	480,983,312	482,896,359	473,660,466

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	465,880	$4,659	$3,358,933	$(376,766)	$(136,129)	—	$2,850,697
Issuance of common stock	37,152	371	310,965	—	—	—	311,336
Redemptions of common stock	(14,237)	(142)	(119,165)	—	—	—	(119,307)
Redeemable common stock	—	—	—	—	(30,780)	—	(30,780)
Dividends ($0.5868 per share)	—	—	—	(283,181)	—	—	(283,181)
Premium on stock sales	—	—	14,728	—	—	—	14,728
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	179	2	3,375	—	—	—	3,377
Other offering costs	—	—	(35)	—	—	—	(35)
Net income	—	—	—	133,610	—	—	133,610

Balance, December 31, 2007	488,974	4,890	3,568,801	(526,337)	(166,909)	—	2,880,445
Issuance of common stock	8,575	84	71,768	—	—	—	71,852
Redemptions of common stock	(21,697)	(217)	(181,604)	—	—	—	(181,821)
Redeemable common stock	—	—	—	—	109,327	—	109,327
Dividends ($0.2934 per share)	—	—	—	(140,378)	—	—	(140,378)
Premium on stock sales	—	—	2,364	—	—	—	2,364
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	258	3	2,011	—	—	—	2,014
Net income	—	—	—	67,832	—	—	67,832
Loss on interest rate swap	—	—	—	—	—	(638)	(638)

Comprehensive income							67,194

Balance, June 30, 2008	476,110	$4,760	$3,463,340	$(598,883)	$(57,582)	$(638)	$2,810,997

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Six months ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$67,832	$78,323
Operating distributions received from unconsolidated joint ventures	2,461	2,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,500	47,200
Other amortization	32,183	34,836
Amortization of deferred financing costs and fair market value adjustments on notes payable	575	595
Accretion of note receivable discount	(302)	—
Stock compensation expense	2,358	2,107
Loss on extinguishment of debt	—	61
Equity in income of unconsolidated joint ventures	(1,076)	(2,683)
Minority interest in earnings of consolidated entities	306	366
Gain on sale of real estate assets	—	(20,720)
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	1,405	(2,814)
Increase in prepaid expenses and other assets	(4,833)	(9,062)
Increase in accounts payable, accrued expenses, and accrued capital expenditures	4,467	7,980
Decrease in due to affiliates	—	(1,235)
Decrease in deferred income	(3,863)	(64)

Net cash provided by operating activities	150,013	137,422
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(99,659)	(39,595)
Cash acquired upon internalization acquisition	—	1,212
Investment in internalization costs – goodwill	(19)	(3,573)
Investment in mezzanine debt	(45,643)	—
Net sale proceeds from wholly owned properties	—	75,482
Net sale proceeds received from unconsolidated joint ventures	—	4,281
Investments in unconsolidated joint ventures	—	(486)
Deferred lease costs paid	(15,311)	(12,412)

Net cash (used in) provided by investing activities	(160,632)	24,909
Cash Flows from Financing Activities:
Deferred financing costs paid	(2,017)	(6)
Proceeds from lines of credit and notes payable	580,500	111,450
Repayments of lines of credit and notes payable	(271,509)	(142,651)
Prepayment penalty on extinguishment of debt	—	(1,617)
Issuance of common stock	72,471	74,923
Redemptions of common stock	(157,601)	(53,547)
Dividends paid	(140,485)	(139,316)
Other offering costs paid	—	(21)

Net cash provided by (used in) financing activities	81,359	(150,785)
Net increase in cash and cash equivalents	70,740	11,546
Cash and cash equivalents, beginning of period	65,016	44,131

Cash and cash equivalents, end of period	$135,756	$55,677

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

As of June 30, 2008, Piedmont owned interests in 84 buildings, either directly or through joint ventures. Piedmont’s wholly-owned buildings comprise approximately 21 million square feet of commercial office and industrial space, and are located in 23 states and the District of Columbia. As of June 30, 2008, these wholly-owned buildings were approximately 93% leased.

Since its inception, Piedmont has completed four public offerings of common stock for sale at $10 per share. Combined with Piedmont’s dividend reinvestment plan (the “DRP”), such offerings have provided approximately $5.6 billion in total offering proceeds. From these proceeds, Piedmont has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses; (2) approximately $460.7 million in commissions on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, Piedmont has used approximately $821.1 million to redeem shares pursuant to Piedmont’s share redemption program and to repurchase shares as a result of a legal settlement in one instance. The remaining net offering proceeds of approximately $4.1 billion are invested in real estate. Piedmont’s fourth public offering closed on July 25, 2004.

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

Redeemable Common Stock

Subject to certain limitations, shares of Piedmont’s common stock are contingently redeemable at the option of the stockholder. Such limitations include, but are not limited to, the following: (i) Piedmont may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year during any calendar year; and (ii) in no event shall the life-to-date aggregate amount paid for redemptions under the Piedmont share redemption program exceed the life-to-date aggregate amount of proceeds received from the sale of shares pursuant to the DRP. Accordingly, Piedmont has recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Piedmont’s share redemption program of $57.6 million and $166.9 million as of June 30, 2008 and December 31, 2007, respectively. Further, upon being tendered for redemption by the holder, Piedmont reclassifies redeemable common shares from mezzanine equity to a liability at settlement value. As of June 30, 2008 and December 31, 2007, respectively, approximately $28.8 million and $6.0 million of shares tendered for redemption have not been redeemed, and are, therefore, included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

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

Piedmont’s maximum exposure to loss as a result of its investment in mezzanine debt is $45.9 million as of June 30, 2008.

Piedmont has determined that its investment in mezzanine debt is a VIE and Piedmont is the primary beneficiary. However, Piedmont has determined that the special-purpose entity that holds the debt (“the Borrowing Entity”) is not the primary beneficiary of the other VIEs in the overall property debt structure. The primary effect of these determinations is that Piedmont consolidates the Borrowing Entity (i.e., reflects the note receivable, discount on note receivable, interest income, and amortization of the discount on note receivable related to this investment in its consolidated financial statements) but does not consolidate the assets, liabilities, or operations of the other VIEs in the overall property debt structure.

Interest Rate Swap

Piedmont has entered into an interest rate swap agreement to hedge its exposure to changing interest rates on one of its variable rate debt instruments (see Note 6). As required by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), Piedmont records all derivatives on the balance sheet at fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are also recorded as gain/(loss) on interest rate swap in the consolidated income statements as incurred. Currently, Piedmont does not use derivatives for trading or speculative purposes and does not have any derivatives that are not designated as cash flow hedges.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the hierarchy to be used in selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles”. Piedmont will continue to adopt the GAAP hierarchy prescribed by SFAS 162 in the preparation of its consolidated financial statements.

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

In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for all nonrecurring, nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for Piedmont beginning January 1, 2009. Piedmont will continue to assess the provisions and evaluate the financial statement impact of SFAS 157-2 on its consolidated financial statements. However, Piedmont has adopted the other aspects of SFAS 157 which are not excluded by FSP 157-2 for its financial assets and liabilities effective beginning January 1, 2008. SFAS 157 defines fair value, establishes a framework for fair value, and expands disclosures required for fair value measurements under GAAP.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires, among other things, that transaction costs incurred in business combinations, including acquisitions of real estate assets which qualify as a business, be expensed as incurred by the acquirer. Preacquisition contingencies, such as environmental or legal issues, as well as contingent consideration, will generally be accounted for in purchase accounting at fair value. SFAS 141R is effective January 1, 2009. Piedmont expects the provisions of SFAS 141R, to the extent it enters into material acquisition activity in 2009, to have a material financial statement impact on its consolidated financial statements.

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

On March 19, 2008, Piedmont invested $45.6 million in mezzanine debt of an entity which is generally secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago. Piedmont’s interest is subordinate to the mortgage loan secured by the office building as well as subordinate to the interests of two other mezzanine lenders. The note matures on August 9, 2009 (with 3 one-year extension options exercisable at the borrower’s discretion) and bears interest at a floating rate of LIBOR plus 1.61%. The purchase of the mezzanine debt resulted in a discount which will be amortized to interest income over the life of the loan using the straight-line method, which materially approximates the effective interest method. Such income, in addition to interest income received through borrower loan repayments, is recognized as interest income in the consolidated financial statements. Piedmont recognized such interest income of $0.8 million and $0.9 million for the three and six months ended June 30, 2008, respectively.

4.	Real Estate Asset Acquisition

On May 15, 2008, Piedmont purchased an additional 1.5446% interest in the 35 W. Wacker Building from The John Buck Company (“Buck”) for approximately $3.1 million. The purchase increases Piedmont’s ownership, eliminates Buck as a minority partner, and simplifies the ownership structure. Leo Burnett, a tenant in the building, owns the remaining 3.4993% interest in the 35 W. Wacker Building.

On June 25, 2008, Piedmont purchased a newly-constructed eight-story office building containing approximately 221,225 aggregate rentable square feet located in Bethesda, Maryland (the “Piedmont Pointe II Building”) for approximately $83.7 million, exclusive of closing costs. The Piedmont Pointe II Building is currently vacant.

5.	Dispositions of Real Estate Assets

Discontinued Operations

The results of operations for the Citigroup Fort Mill Building (sold in March 2007) and the Videojet Technology Building (sold in March 2007) are classified as discontinued operations in the accompanying consolidated statements of income. The details comprising income from discontinued operations are provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$—	$—	$10	$1,261
Tenant reimbursements	—	—	—	(191)
Gain on sale	—	17	—	20,670

	—	17	10	21,740
Expenses:
Property operating costs	—	2	—	(166)
Depreciation	—	—	—	311
Amortization	—	—	—	41
General and administrative	—	5	—	28

	—	7	—	214

Income from discontinued operations	$—	$10	$10	$21,526

6.	Line of Credit and Notes Payable

As of June 30, 2008 and December 31, 2007, Piedmont had a line of credit and notes payable outstanding as follows (in thousands):

						Amount Outstanding as of
Facility	Fixed-rate (F) or Variable rate (V)		Rate	Term Debt or Interest Only	Maturity	June 30, 2008	December 31, 2007
Secured Pooled Facility	F		4.84%	Interest Only	6/14/2014	$350,000	$350,000
Aon Center Chicago Mortgage Notes	F F		4.87% 5.70%	Interest Only Interest Only	5/1/2014 5/1/2014	200,000 25,000	200,000 25,000
$125.0 Million Fixed-Rate Loan	F		5.50%	Interest Only	4/1/2016	125,000	125,000
35 W. Wacker Building Mortgage Note	F		5.10%	Interest Only	1/1/2014	120,000	120,000
WDC Mortgage Notes	F		5.76%	Interest Only	11/1/2017	140,000	140,000
$105.0 Million Fixed-Rate Loan	F		5.29%	Interest Only	5/11/2015	105,000	105,000
$45.0 Million Fixed-Rate Loan	F		5.20%	Interest Only	6/1/2012	45,000	45,000
$42.5 Million Fixed-Rate Loan	F		5.70%	Interest Only	10/11/2016	42,525	42,525
3100 Clarendon Boulevard Building Mortgage Note	F		6.40%	Interest Only	8/25/2008	33,593	33,896
One Brattle Square Building Mortgage Note	F		8.50%	Term Debt	3/11/2028	—	26,109
$250 Million Term Loan	V	(1)	2.46%* LIBOR + 1.50%(1)	Term Debt	6/28/2010	250,000	—
$500 Million Unsecured Facility	V		2.46%* LIBOR + .475%	Interest Only	8/31/2011	174,100	89,000

Total indebtedness						$1,610,218	$1,301,530

*	Represents 30-day LIBOR rate as of June 30, 2008.

(1) $250 Million Term Loan has a stated variable rate; however, Piedmont entered into an interest rate swap which effectively fixes the rate on this facility to 4.97%, as of June 30, 2008 (see further details below).

During the six months ended June 30, 2008, Piedmont’s net borrowings under its $500 Million Unsecured Facility totaled approximately $85.1 million. Piedmont made interest payments of approximately $17.7 million and $15.8 million for the three months ended June 30, 2008 and 2007, respectively and $34.0 million and $31.8 million for the six months ended

June 30, 2008 and 2007, respectively. Piedmont had no capitalized interest for the six months ended June 30, 2008 or 2007.

$250 Million Term Loan and Interest Rate Swap

On June 26, 2008, Piedmont OP entered into a $250 million unsecured term loan facility (the “$250 Million Term Loan”) with J.P. Morgan Securities Inc. and Banc of America Securities, LLC, serving together as co-lead arrangers, JPMorgan Chase Bank, N.A., serving as administrative agent, Bank of America, N.A., serving as syndication agent, Wells Fargo Bank, N.A. (“Wells Fargo”), Regions Bank, N.A., and US Bank N.A., as documentation agents, and a syndicate of other financial institutions, serving as participants.

The term of the $250 Million Term Loan is two years, and Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 25 basis point extension fee. Piedmont paid customary arrangement and upfront fees to the lenders in connection with the closing of the $250 Million Term Loan of approximately $1.9 million.

The $250 Million Term Loan bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”), (ii) the credit rating levels issued for Piedmont, and (iii) an interest period selected by Piedmont of one, two, three, six months, or to the extent available from all lenders in each case, one year or periods of less than one month. The stated interest rate spread over LIBOR can vary from LIBOR plus 1.1% to LIBOR plus 2.0% based upon the then current credit rating of Piedmont. As of June 30, 2008, the current stated interest rate spread over LIBOR on the loan was 1.50%.

Under the $250 Million Term Loan, Piedmont is subject to certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

In connection with obtaining the $250 Million Term Loan, Piedmont entered into an interest rate swap agreement with Regions Bank for the full outstanding balance of the loan. The effective date of the interest rate swap agreement is June 27, 2008 and terminates June 28, 2010. Based upon Piedmont’s current credit rating and the terms of the interest rate swap agreement, Piedmont’s cash expenditure for interest is effectively fixed on the $250 Million Term Loan at 4.97%.

In the event of a change of control of Piedmont, a certain non-consenting lender representing approximately $40 million of the $250 Million Term Loan may either be replaced by Piedmont with a suitable replacement lender, or be repaid by Piedmont within 10 days.

Interest Rate Swap Valuation

Piedmont’s interest rate swap has been designated as a hedge of the variability in expected future cash flows on the $250 Million Term Loan. Piedmont’s objective in using this interest rate derivative is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks that currently exist. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of this derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

To comply with the provisions of SFAS 157, Piedmont incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. In adjusting the fair value of its derivative contract for the effect of nonperformance risk, Piedmont has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Piedmont has determined that the majority of the inputs used to value its derivative falls within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. However, as of June 30, 2008, Piedmont has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, Piedmont has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents Piedmont’s liability measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Liabilities
Derivative financial instruments	$—	$638	$—	$638

7.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2008 and 2007 (in thousands):

	Six months ended June 30, (in thousands)
	2008	2007
Acquisition of Piedmont’s former advisor in exchange for common stock	$—	$175,000
Transfer of common stock to Piedmont’s former advisor in exchange for partnership units	$—	$200
Investment in goodwill funded with other assets	$—	$1,504
Accrued goodwill costs	$—	$812
Liabilities assumed upon acquisition of Piedmont’s former advisor	$—	$1,264
Liabilities assumed at property acquisition	$—	$667
Accrued redemptions of common stock	$(22,819)	$(471)
Accrued capital expenditures and deferred lease costs	$3,848	$1,095
Discounts applied to issuance of common stock	$619	$12,533
Discounts reduced as a result of redemptions of common stock	$1,401	$270
Redeemable common stock	$109,327	$(22,429)

8.	Agreements with Former Advisor Companies

For the period from January 1, 2007 through April 16, 2007, Piedmont incurred expenses under the following agreements with Piedmont’s former advisor and its affiliates. On April 16, 2007, Piedmont closed the transaction to internalize the functions of its former external advisor companies and became a self-managed entity (the “Internalization”). Such agreements were terminated as part of the Internalization. The expenses incurred under the agreements for the periods presented are described below (in thousands):

		Expense Incurred for the Three Months Ended		Expense Incurred for the Six Months Ended
Agreement	Services Provided	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Asset Advisory Agreement	Manage day-to-day operations; administer, promote, operate, maintain, improve, finance, lease, dispose of properties; provide accounting, compliance, other administrative services	—	$1,052	—	$7,046
Property Management Agreement	Manage properties; coordinate leasing of properties; manage construction activities at certain properties.	—	$463	—	$1,487
Administrative reimbursements (pursuant to agreements listed above)	Piedmont was required to reimburse each service provider for various expenses incurred in connection with the performance of its duties	—	$617	—	$3,031	(1)

(1)	Includes approximately $790,000 which was reimbursed by tenants pursuant to the respective lease agreements.

Agreements with Former Advisor Companies Post Internalization

During the three and six months ended June 30, 2008 and 2007, Piedmont incurred expenses under the following agreements with Piedmont’s former advisor and its affiliates (in thousands):

		Fees Incurred / (Revenues Earned) for the Three Months Ended		Fees Incurred / (Revenues Earned) for the Six Months Ended
Agreement	Services Provided	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	Termination Date	Renewal Options
Property Management Services—Piedmont- Owned Properties Managed by Former Advisor	Manage day-to-day operations and provide property accounting services for 17 properties	$383	$229	$812	$229	April 1, 2009(1) (Termination option upon 60 days’ notice)	Automatically renews unless either party gives notice of intent not to renew

Property Management Services—Properties Owned by Real Estate Programs Sponsored by Former Advisor Managed by Piedmont	Manage day-to-day operations and provide property accounting services for 22 properties	$(752)	$(428)	$(1,476)	$(428)	April 16, 2009 (Termination option upon 60 days’ notice)	Automatically renews unless either party gives notice of intent not to renew

Transition Services Agreement	Investor relations support services; transfer agent-related services; investor communication support	$550	$452	$1,100	$452	October 15, 2008(2)	Automatically renews for successive 180-day periods unless otherwise terminated upon 30 days’ written notice

Headquarters Sublease Agreement	Approximately 13,000 square feet in the office building located at 6200 The Corners Parkway, Norcross, Ga., along with furniture, fixtures, and equipment	$74	$63	$154	$63	Terminated as of July 1, 2008

Support Services Agreement	Information technology services	$255	$176	$457	$176	Terminated as of July 1, 2008

(1)	Piedmont partially terminated this agreement as it relates to 7 of the 17 properties, effective July 1, 2008.

(2)	Piedmont terminated the investor relations support portion of this agreement effective July 1, 2008.

9.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under existing lease agreements, the principal tenants at the 35 W. Wacker Building, are entitled to additional landlord-funded tenant improvements, leasing commissions, and building improvements, totaling approximately $52.3 million as of June 30, 2008.

Contingencies Related to Tenant Audits

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreement which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont.

Assertion of Legal Action

In Re Wells Real Estate Investment Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-00862-CAP (Upon motions to dismiss filed by defendants, parts of all seven counts were dismissed by the court. Counts III through VII were dismissed in their entirety. A motion for class certification has been filed and the parties are engaged in discovery.)

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

On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery.

Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

In Re Piedmont Office Realty Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-02660-CAP (Defendants have filed a motion to dismiss the amended complaint.)

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

On May 19, 2008, the lead plaintiff filed an amended complaint which contains the same counts as the original complaint. On June 30, 2008, defendants filed a motion to dismiss the amended complaint. The court has not yet ruled on the motion to dismiss.

Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

Donald and Donna Goldstein, Derivatively on behalf of Nominal Defendant Piedmont Office Realty Trust, Inc. v. Leo F. Wells, III, et al. (Defendant’s motion to dismiss granted - plaintiffs filed a notice to appeal)

On August 24, 2007, two stockholders of Piedmont filed a putative shareholder derivative complaint in the Superior Court of Fulton County, State of Georgia, on behalf of Piedmont against, among others, one of Piedmont’s previous advisors, and a number of Piedmont’s current and former officers and directors.

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

Deferred Stock Award Grant

On April 21, 2008, pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted approximately 451,782 shares of common stock as deferred stock awards to its employees, of which 20,695 shares were surrendered immediately to satisfy required minimum tax withholding obligations. Of the shares granted, approximately 112,942 shares (or 25%) vested immediately and the remaining shares, adjusted for any forfeitures, vest ratably over three years. Piedmont estimated the fair value of the awards on the date of grant based on an assumed share price of $8.70 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. As of June 30, 2008, 338,063 shares remained unvested.

On May 18, 2007, pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted approximately 764,850 shares of common stock as deferred stock awards to its employees, of which 19,988 shares were surrendered immediately to satisfy required minimum tax withholding obligations. Of the shares granted, approximately 191,215 shares (or 25%) vested immediately. On May 18, 2008, approximately 185,952 shares vested, of which 62,678 shares were surrendered immediately to satisfy required minimum tax withholding obligations. The remaining shares, adjusted for any forfeitures, vest ratably over the next two years. Piedmont estimated the fair value of the awards on the date of grant based on an assumed share price of $10.00 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. As of June 30, 2008, 369,770 shares remained unvested.

During the three months ended June 30, 2008 and 2007, Piedmont recognized approximately $2.1 million and $2.3 million of compensation expense, of which $1.1 million and $0.4 million relates to the nonvested shares. During the six months ended June 30, 2008 and 2007, Piedmont recognized approximately $2.7 million and $2.3 million of compensation expense, of which $1.7 million and $0.4 million relates to the nonvested shares. As of June 30, 2008, approximately $3.5 million of unrecognized compensation cost related to nonvested share-based compensation remained, which Piedmont will record in its statements of income over the various vesting periods.

Annual Independent Director Equity Awards

On June 12, 2008, the board of directors of Piedmont approved an annual equity award for each of the independent directors of $50,000 payable in the form of 5,747 shares of Piedmont’s common stock. In addition, an award of 5,747 shares was also issued to a newly appointed independent director on June 26, 2008. Further, all 2007 awards which were previously deferred by directors were issued on June 12, 2008. During the quarter ended June 30, 2008, Piedmont recognized directors’ fees of approximately $450,000 related to these equity awards.

11.	Weighted-Average Common Shares

There are no adjustments to “Net income” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average common shares – basic	479,401	480,921	482,649	473,629
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	287	62	247	31

Weighted-average common shares – diluted	479,688	480,983	482,896	473,660

12.	Subsequent Events

Declaration of Dividend for the Third Quarter 2008

On August 12, 2008, the board of directors of Piedmont declared dividends for the third quarter 2008 in the amount of $0.1467 (14.67 cents) per share on the outstanding common shares of Piedmont to all stockholders of record of such shares as shown on the books of Piedmont at the close of business on September 15, 2008. Such dividends are to be paid on such date during the month of September 2008 as the President of Piedmont may determine.

Private Equity Purchase

On August 6, 2008, Piedmont purchased 3,909,701 shares owned collectively by Lex-Win Acquisition LLC and its affiliates (the “Sellers”) for a purchase price of $8.31 per share. This purchase represents the entire balance of common stock of Piedmont owned by the Sellers. The purchase agreement contained customary representations and warranties by the Sellers, a standstill provision enforceable against the Sellers, and mutual non-disparagement provisions.

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

Liquidity and Capital Resources

As of June 30, 2008, Piedmont had outstanding borrowings of approximately $174.1 million on the $500 Million Unsecured Facility. Along with outstanding letters of credit totaling approximately $0.4 million, we had approximately $325.5 million available for future borrowing.

We intend to use cash flows generated from operation of our properties, proceeds from our dividend reinvestment plan, and proceeds from our $500 Million Unsecured Facility, as our primary sources of immediate and long-term liquidity. In addition, we expect distributions from our existing unconsolidated joint ventures and the potential selective disposal of existing properties to provide additional sources of funds.

We anticipate that our primary future capital requirements will include, but not be limited to, making scheduled debt service payments, including the repayment of approximately $33.6 million related to the 3100 Clarendon Boulevard Building Mortgage Note in August 2008, and funding renovations, expansions, and other significant capital improvements for our existing portfolio of properties. Over the next few years, we anticipate funding significant capital expenditures for the properties currently in our portfolio. These expenditures include specifically identified building improvement projects (including amounts set forth in the Contractual Commitments and Contingencies table below), as well as projected amounts for tenant improvements and leasing commissions related to projected re-leasing, which are subject to change as market and tenant conditions dictate. Further, we currently expect to use a substantial portion of our future net cash flows generated from operations to pay dividends and fund share redemption requests pursuant to our share redemption program. Our pool of shares eligible for ordinary redemptions pursuant to our share redemption program in calendar year 2008 was exhausted as of June 30, 2008; however, we will continue to redeem shares related to death and required minimum distribution requests throughout the remainder of the year.

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

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants helps mitigate the risk of a significant interruption of our cash flows from operations, a general economic downturn, such as the one we are currently experiencing, or a downturn in one of our core markets, could adversely influence our lease renewals and market rent rates that would in turn negatively impact our operating cash flows. Our primary focus is to achieve the best possible long-term, risk-adjusted return for our company. In the event the economy continues to deteriorate or capital expenditure requirements necessary to maintain our properties increase, we would anticipate lowering the dividend rather than put pressure on our investment grade credit rating or accumulate significant borrowings to meet a dividend level higher than operating cash flow would support. However, due to differences in the timing of cash receipts and cash payments for operations, we may periodically borrow funds on a short-term basis to pay dividends.

During the six months ended June 30, 2008, we generated approximately $150.0 million of cash flows from operating activities and approximately $381.5 million from combined net borrowing activities and the issuance of common stock pursuant to our dividend reinvestment program. From such cash flows, we (i) paid dividends to stockholders of approximately $140.5 million; (ii) invested approximately $45.6 in mezzanine debt, (iii) funded capital expenditures and deferred leasing costs totaling approximately $115.0 million; and (iv) redeemed approximately $157.6 million of common stock pursuant to our share redemption program.

Contractual Obligations

As of June 30, 2008, our contractual obligations are as follows (in thousands):

	Total	Payments Due During the Years Ending December 31,
		Remainder of 2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations(1)	$1,610,218	$33,593	$250,000	$219,100	$1,107,525
Operating lease obligations	64,002	282	1,193	1,259	61,268
Tenant/building improvements and lease commission obligations(2)	52,326	38,076	12,152	2,098	—

Total	$1,726,546	$71,951	$263,345	$222,457	$1,168,793

(1)

Amounts include principal payments only. We made interest payments of approximately $34.0 million during the six months ended June 30, 2008 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms described herein and in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Includes contractual amounts we have agreed to pay as part of certain executed leases as of June 30, 2008. See Note 9 to our accompanying consolidated financial statements for more information.

Results of Operations

Overview

As of June 30, 2008, we owned interests in 84 real estate properties that were approximately 93% leased. Our income from continuing operations for each period presented increased as compared to the prior year primarily due to the increase in rental income and tenant reimbursements related to recent re-leasing activity at our existing properties, as well as properties acquired subsequent to December 31, 2006. Increases in property operating costs, as a result of reimbursable tenant expenses, as well as increases in general and administrative expense and interest expense, were offset by the positive effects of Internalization, namely the decrease in asset management and property management fees, which were eliminated as of April 16, 2007. Additionally, non-recurring other rental income related to leases terminated or restructured during the period increased as compared to the prior year.

Comparison of the three months ended June 30, 2008 vs. the three months ended June 30, 2007

The following table sets forth selected data from our consolidated statement of income for the three months ended June 30, 2008 and 2007, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the periods presented (dollars in millions):

	June 30, 2008%		June 30, 2007%		$ Increase (Decrease)
Revenue:
Rental income	$113.9		$110.5		3.4
Tenant reimbursements	$36.6		$34.7		1.9

Total rental income and tenant reimbursements	$150.5	100%	$145.2	100%	5.3
Property management fee revenue	$0.9	1%	$0.4	0%	0.5
Other rental income	$0.8	1%	$0.5	0%	0.3
Expense:
Property operating costs	$55.4	37%	$52.8	36%	2.6
Asset and property management fees (related-party and other)	$0.5	0%	$2.1	1%	(1.6)
Depreciation	$24.4	16%	$23.5	16%	0.9
Amortization	$15.6	10%	$17.4	12%	(1.8)
General and administrative expense	$9.2	6%	$9.0	6%	0.2
Other income (expense):
Interest expense	$(18.1)	12%	$(15.6)	11%	2.5
Interest and other income	$1.1	1%	$0.8	1%	0.3
Equity in income of unconsolidated joint ventures	$0.5	0%	$1.9	1%	(1.4)

Continuing Operations

Revenue

Rental income increased from approximately $110.5 million for the three months ended June 30, 2007 to approximately $113.9 million for the three months ended June 30, 2008. This increase relates primarily to re-leasing activity at our existing properties, including significant lease renewals at our 60 Broad Street New York Building. Tenant reimbursements increased from approximately $34.7 million for the three months ended June 30, 2007 to approximately $36.6 million for the three months ended June 30, 2008. This increase reflects an increase in recoverable property operating costs during the three months ended June 30, 2008, as well as properties acquired subsequent to March 31, 2007.

Property management fee revenue, which includes both fee revenue and salary reimbursements, increased approximately $0.5 million for the three months ended June 30, 2008 as compared to the prior period, as a result of our managing properties owned by other entities sponsored by our former advisor. We entered into the property management agreements in connection with the closing of the Internalization on April 16, 2007. Such income may decrease in future periods in the event that our former advisor makes other arrangements for the management of these properties. (See Note 8 of the accompanying consolidated financial statements for a description of the terms of this agreement.)

Other rental income increased approximately $0.3 million for the three months ended June 30, 2008 as compared to the prior period and is primarily comprised of income recognized for lease terminations and restructurings. Lease terminations and restructurings for the three months ended June 30, 2008 relate to tenants at the Copper Ridge Center

Building in Lyndhurst, New Jersey and the 6031 Connection Drive Building in Irving, Texas, while prior year amounts relate solely to IBM’s termination at the Nike Rhein Building in Beaverton, Oregon, which was subsequently re-leased to Nike. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease termination and/or restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $2.6 million for the three months ended June 30, 2008 compared to the prior period. This increase is primarily the result of increases in reimbursable tenant expenses at certain of our properties, including property taxes, utilities, repair and maintenance, and allocated administrative salaries, which are noted above as being reimbursed by tenants pursuant to their respective leases, as well as properties we acquired subsequent to March 31, 2007.

Asset and property management fees decreased approximately $1.6 million for the three months ended June 30, 2008 compared to the prior period. This decrease is primarily due to the fact that we are no longer subject to certain related-party service contracts due to the Internalization transaction which took place on April 16, 2007, as well as a decrease in the number of third-party managed assets as compared to prior year (see Note 8 of the accompanying consolidated financial statements.)

Depreciation expense increased approximately $0.9 million for the three months ended June 30, 2008 compared to the prior period. This increase is primarily the result of the properties we acquired subsequent to March 31, 2007 as well as increased depreciation on tenant improvements and capital expenditures at certain of our properties as a result of re-leasing activity.

Amortization expense decreased approximately $1.8 million for the three months ended June 30, 2008 compared to the prior period. The decrease relates mainly to lease assets which have been fully amortized or written-off subsequent to June 30, 2007. This decrease was partially offset by the amortization of intangible assets related to properties we acquired subsequent to March 31, 2007.

General and administrative expense increased approximately $0.2 million for the three months ended June 30, 2008 compared to the prior period. The increase is primarily related to independent director equity awards which were granted during the second quarter in the current year, as opposed to the third quarter in prior year; offset by the positive effects of being self-managed for a full period in 2008. We expect quarterly general and administrative expenses to be comparable in future periods as a result of being self-managed.

Other Income (Expense)

Interest expense increased approximately $2.5 million for the three months ended June 30, 2008 compared to the prior period, primarily as a result of net borrowings on our $500 Million Unsecured Facility in the current year. We expect levels of interest expense to increase in future periods as we continue to draw on our $500 Million Unsecured Facility to fund redemptions pursuant to our share redemption program and new net investment activity, including capital expenditures at our existing properties, as well as incurring a full period of interest under our new $250 Million Term Loan.

Interest and other income increased approximately $0.3 million for the three months ended June 30, 2008 compared to the prior period. This increase is primarily due to the fact that we recognized income as a result of our investment in mezzanine debt in the current year. The level of interest income in future periods will be primarily dependent upon the amount of operating cash on hand, as well as income earned on our investment in mezzanine debt. Absent changes to investments in mezzanine debt, we expect interest and other income to decrease in future periods as we use cash previously reserved at the 35 W. Wacker Building to fund leasing commissions and tenant improvements required under leases executed during prior periods.

Equity in income of unconsolidated joint ventures decreased approximately $1.4 million for the three months ended June 30, 2008 compared to the prior period as a result of our portion of the gain on sale recognized for the 111 South Chase Boulevard Building in May 2007.

We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Income from continuing operations per share on a fully diluted basis remained stable at $0.06 for the three months ended June 30, 2007 and June 30, 2008.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $0 and $10,000 for the three months ended June 30, 2008 and 2007, respectively. These amounts consist of operations, including the gain on the sale, of the Citigroup Fort Mill Building and the Videojet Technology Building, which were both sold in March 2007. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the six months ended June 30, 2008 versus the six months ended June 30, 2007

The following table sets forth selected data from our consolidated statement of income for the six months ended June 30, 2008 and 2007, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the periods presented (dollars in millions):

	June 30, 2008%		June 30, 2007%		$ Increase (Decrease)
Revenue:
Rental income	$228.3		$222.1		6.2
Tenant reimbursements	$75.7		$70.7		5.0

Total rental income and tenant reimbursements	$304.0	100%	$292.8	100%	11.2
Property management fee revenue	$1.6	1%	$0.4	0%	1.2
Other rental income	$5.6	2%	$1.0	0%	4.6
Expense:
Property operating costs	$112.7	37%	$105.0	36%	7.7
Asset and property management fees (related-party and other)	$1.0	0%	$11.6	4%	(10.6)
Depreciation	$48.5	16%	$46.9	16%	1.6
Amortization	$32.1	11%	$34.7	12%	(2.6)
General and administrative expense	$16.3	5%	$12.9	4%	3.4
Other income (expense):
Interest expense	$(35.4)	12%	$(31.7)	11%	3.7
Interest and other income	$1.8	1%	$2.9	1%	(1.1)
Equity in income of unconsolidated joint ventures	$1.1	0%	$2.7	1%	(1.6)

Continuing Operations

Revenue

Rental income increased from approximately $222.1 million for the six months ended June 30, 2007 to approximately $228.3 million for the six months ended June 30, 2008. This increase relates primarily to re-leasing activity at our existing properties, including significant lease renewals at our 60 Broad Street New York Building. Tenant reimbursements increased from approximately $70.7 million for the six months ended June 30, 2007 to approximately $75.7 million for the six months ended June 30, 2008. This increase reflects an increase in recoverable property operating costs during the six months ended June 30, 2008, as well as properties acquired subsequent to December 31, 2006.

Property management fee revenue, which includes both fee revenue and salary reimbursements, increased approximately $1.2 million for the six months ended June 30, 2008 as compared to the prior period, as a result of our managing properties owned by other entities sponsored by our former advisor. We entered into the property management agreements in connection with the closing of the Internalization on April 16, 2007. Such income may decrease in future periods in the event that our former advisor makes other arrangements for the management of these properties. (See Note 8 of the accompanying consolidated financial statements for a description of the terms of this agreement.)

Other rental income increased approximately $4.6 million for the six months ended June 30, 2008 as compared to the prior period and is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for the six months ended June 30, 2007 relates primarily to leases terminated or restructured at the Nestle Los Angeles Building, the U.S. Bancorp Minneapolis Building, and to IBM’s termination at the Nike Rhein Building in Beaverton, Oregon, which was subsequently re-leased to Nike. Other rental income for the six months ended June 30, 2008 relates primarily to leases terminated at the 6031 Connection Drive Building in Irving, Texas, the 1901 Main Street Building in Irvine, California, and the Copper Ridge Center Building in Lyndhurst, New Jersey. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease termination and/or restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $7.7 million for the six months ended June 30, 2008 compared to the prior period. This increase is primarily the result of increases in reimbursable tenant expenses at certain of our properties, including property taxes, utilities, repair and maintenance, and allocated administrative salaries, which are noted above as being reimbursed by tenants pursuant to their respective leases, as well as properties we acquired subsequent to December 31, 2006.

Asset and property management fees decreased approximately $10.6 million for the six months ended June 30, 2008 compared to the prior period. This decrease is primarily due to the fact that we are no longer subject to certain related-party service contracts due to the Internalization transaction which took place on April 16, 2007, as well as a decrease in the number of third-party managed assets as compared to prior year. (See Note 8 of the accompanying consolidated financial statements.)

Depreciation expense increased approximately $1.6 million for the six months ended June 30, 2008 compared to the prior period. This increase is the result of the properties we acquired subsequent to December 31, 2006, as well as increased depreciation on tenant improvements and capital expenditures at certain of our properties as a result of re-leasing activity.

Amortization expense decreased approximately $2.6 million for the six months ended June 30, 2008 compared to the prior period. The decrease relates mainly to lease assets which have been fully amortized or written-off subsequent to June 30, 2007. This decrease was partially offset by the amortization of intangible assets related to properties we acquired subsequent to December 31, 2006.

General and administrative expense increased approximately $3.4 million for the six months ended June 30, 2008 compared to the prior period. Of this increase, approximately $1.5 million is related to employee salary and benefit costs as a result of being self-managed during the entire six-month period of 2008 as compared to being externally managed in the prior year through April 16, 2007, the date of the Internalization. The remaining variance is related to (i) a full period of expenses incurred under the support service and transition service agreements in the current year as opposed to incurring such expenses in the prior year for the period from the date of the Internalization, (ii) the grant of independent director equity awards in the second quarter 2008 as opposed to granting similar awards in third quarter 2007, and (iii) costs incurred in conjunction with the board’s determination of our net asset value in the first quarter 2008. We expect general and administrative expenses to be comparable in future periods as a result of being self-managed.

Other Income (Expense)

Interest expense increased approximately $3.7 million for the six months ended June 30, 2008 compared to the prior period as a result of net borrowings on our $500 Million Unsecured Facility in the current year. We expect levels of interest expense to increase in future periods as we continue to draw on our $500 Million Unsecured Facility to fund redemptions pursuant to our share redemption program and new net investment activity, including capital expenditures at our existing properties, as well as incurring a full period of interest under our new $250 Million Term Loan.

Interest and other income decreased approximately $1.1 million for the six months ended June 30, 2008 compared to the prior period. This decrease relates primarily to a one-time reimbursement received during the six months ended June 30, 2007 from our former advisor for a $1.3 million property management termination expense (included in asset and property management fees). Such decrease was partially offset by income recognized as a result of our investment in mezzanine debt in the current year. The level of interest income in future periods will be primarily dependent upon the amount of operating cash on hand, as well as income earned on our investment in mezzanine debt. Absent changes to investments in mezzanine debt, we expect interest and other income to decrease in future periods as we use cash previously reserved at the 35 W. Wacker Building to fund leasing commissions and tenant improvements required under leases executed during prior periods.

Equity in income of unconsolidated joint ventures decreased approximately $1.6 million for the six months ended June 30, 2008 compared to the prior period as a result of our portion of the gain on sale recognized for the 111 South Chase Boulevard Building in May 2007. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Income from continuing operations per share on a fully diluted basis increased from $0.12 for the six months ended June 30, 2007 to $0.14 for the six months ended June 30, 2008, primarily as a result of the increase in lease termination income and the positive effects of the Internalization, offset by the issuance of additional shares as consideration for the Internalization.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $10,000 and approximately $21.5 million for the six months ended June 30, 2008 and 2007, respectively. These amounts consist of operations, including the gain on the sale, of the Citigroup Fort Mill Building and the Videojet Technology Building, which were both sold in March 2007. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses or certain other noncash charges to earnings. Reconciliations of net income to FFO are presented below (in thousands):

	Three Months Ended June 30,				Six Month Ended June 30,
	2008	Per Share*	2007	Per Share*	2008	Per Share*	2007	Per Share*
Net income	$30,470	$.06	$28,196	$.06	$67,832	$.14	$78,323	$.17
Add:
Depreciation of real assets — wholly owned properties	24,431.06		23,488	.05	48,500.10		47,200	.10
Depreciation of real assets — unconsolidated partnerships	375	—	359	—	749	—	725	—
Amortization of lease-related costs — wholly owned properties	15,595.03		17,443	.03	32,128.07		34,691	.07
Amortization of lease-related costs — unconsolidated partnerships	242	—	294	—	483	—	590	—
Subtract:
Gain on sale of properties — wholly owned	—	—	(1,123)	—	—	—	(20,670)	(.04)
Gain on sale of properties — unconsolidated partnerships	—	—	(17)	—	—	—	(1,130)	—

FFO	$71,113	$.15	$68,640	$.14	$149,692	$.31	$139,729	$.30

Weighted-average shares outstanding — diluted	479,688		480,983		482,896		473,660

*	Based on weighted-average shares outstanding- diluted.

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

Noncash Items Included in Net Income:

•

In accordance with GAAP, we recognized straight-line rental revenues and adjustments to straight-line receivables as a result of lease terminations of approximately $2.2 million and $2.8 million during the three months ended June 30, 2008 and 2007, respectively, and approximately $0.8 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively.

•

The amortization of deferred financing costs totaled approximately $0.4 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $1.1 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.

•

The amortization of above-market and below-market in-place leases recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.8 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively, and $1.5 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.

•

The noncash portion of compensation expense related to shares issued under the 2007 Omnibus Incentive Plan recorded as general and administrative expense in the accompanying consolidated statements of income totaled approximately $1.6 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively; and $2.4 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively.

•

The noncash portion of interest income related to the amortization of discounts related to the investment in mezzanine debt recorded as interest and other income in the accompanying consolidated statements of income totaled approximately $0.3 million and $0 for the three months ended June 30, 2008 and 2007, respectively, and $0.3 million and $0 for the six months ended June 30, 2008 and 2007, respectively.

Election as a REIT

We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. In April 2007, we created Piedmont Office Holdings, Inc. (“Piedmont Sub”), a wholly owned subsidiary of Piedmont. We have elected to treat Piedmont Sub as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. Except for holding 20,000 limited partnership units in Piedmont OP, our operating partnership, Piedmont Sub, had no operations for the six months ended June 30, 2008.

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

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. However, due to the long-term nature of the leases, the leases may not readjust their reimbursement rates frequently enough to fully cover inflation.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no material impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at June 30, 2008.

Goodwill

We account for our goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. We test the carrying value of our goodwill for impairment on an annual basis. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss may be recognized when the carrying amount of the acquired net assets exceeds the estimated fair value of those assets. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired for the six months ended June 30, 2008.

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

Interest Rate Swap

When we enter into an interest rate swap agreement to hedge our exposure to changing interest rates on our variable rate debt instruments, as required by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we record all derivatives on the balance sheet at fair value. We reassess the effectiveness of our derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in consolidated statements of income in the current period. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are also recorded as gain/(loss) on interest rate swap in the consolidated income statements as incurred. Currently, we do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as cash flow hedges.

Related-Party Transactions and Agreements

For the period from January 1, 2007 through the closing of the Internalization transaction on April 16, 2007, we were a party to and incurred expenses under agreements with our former advisor and its affiliates, whereby we paid certain fees or reimbursements for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. See Note 8 of our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 9 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements;

•	Contingencies Related to Tenant Audits;

•	Assertion of Legal Action; and

•	Other Legal Matters.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our $500 Million Unsecured Facility and our $250 Million Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily by maintaining a moderate level of variable-rate debt. In addition, we entered into an interest rate swap agreement with Regions Bank to effectively fix our rate on the $250 Million Term Loan.

All of our debt was entered into for other than trading purposes, and the fair value of our debt materially approximates its carrying amount.

As of June 30, 2008, approximately $1.4 billion of our outstanding debt is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt has an average interest rate of approximately 4.95% per annum with expirations ranging from 2008 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of June 30, 2008, approximately $174.1 million of our outstanding debt (the amount outstanding under our $500 Million Unsecured Facility) is subject to variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum (2.46%, the 30-day LIBOR rate as of June 30, 2008). To the extent that we borrow funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In Re Wells Real Estate Investment Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-00862-CAP (Upon motions to dismiss filed by defendants, parts of all seven counts were dismissed by the court. Counts III through VII were dismissed in their entirety. A motion for class certification has been filed and the parties are engaged in discovery.)

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

On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery.

We believe that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

In Re Piedmont Office Realty Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-02660-CAP (Defendants have filed a motion to dismiss the amended complaint)

On October 25, 2007, the same stockholder mentioned above filed a second purported class action in the United States District Court for the Northern District of Georgia against us and our board of directors. The complaint attempts to assert class action claims on behalf of (i) those persons who were entitled to tender their shares pursuant to the tender offer filed with the SEC by Lex-Win Acquisition LLC on May 25, 2007, and (ii) all persons who are entitled to vote on the proxy statement filed with the SEC on October 16, 2007.

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

On May 19, 2008, the lead plaintiff filed an amended complaint which contains the same counts as the original complaint. On June 30, 2008, defendants filed a motion to dismiss the amended complaint. The court has not yet ruled on the motion to dismiss.

We believe that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

Donald and Donna Goldstein, Derivatively on behalf of Nominal Defendant Piedmont Office Realty Trust, Inc. v. Leo F. Wells, III, et al. (Defendant’s motion to dismiss granted—plaintiffs filed a notice to appeal)

On August 24, 2007, two stockholders of Piedmont filed a putative shareholder derivative complaint in the Superior Court of Fulton County, State of Georgia, on behalf of Piedmont against, among others, one of our previous advisors, and a number of our current and former officers and directors.

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

Other Legal Matters

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. Except for the litigation disclosed above, we are not currently involved in any litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware, in consultation with outside legal counsel, of any other such litigation threatened against us during the quarter ended June 30, 2008 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter of 2008.

(b)	Not applicable.

(c)

Our board of directors has adopted a share redemption program, as announced in December 1999 and as subsequently amended from time to time, which provides stockholders with the opportunity to have their shares redeemed after they have held them for a period of one year for a purchase price equal to the lesser of (1) $10 per share, or (2) the purchase price per share that they actually paid for their shares of the Company, less in both instances any amounts previously distributed to them attributable to special distributions of net sales proceeds from the sale of our properties (currently $1.62 per share). Redemptions under the program are currently limited as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event shall the life-to-date aggregate amount of redemptions under our share redemption program exceed life-to-date aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. During the quarter ended June 30, 2008, we redeemed shares pursuant to our share redemption program as follows (in thousands, except per-share amounts):

Period	Approximate Number of Shares Redeemed	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2008 Under the Plan
April 1, 2008 to April 30, 2008	5,244	$8.38	$75,725
May 1, 2008 to May 31, 2008	3,205	$8.38	$48,868
June 1, 2008 to June 30, 2008	3,424	$8.38	$20,176	(1)

(1)

The maximum dollar amount remaining as of June 30, 2008 for redemptions pursuant to our share redemption program in future periods is approximately $57.6 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. However, due to additional program restrictions, the pool of shares available for all redemptions in each calendar year (including ordinary, redemptions upon death, and required minimum distribution redemptions) is recalculated on January 1 of each year. As a result of this annual calculation, the total shares available for redemptions during the period January 1, 2008 to December 31, 2008 is approximately 24.1 million shares. However, the allocation of calendar year 2008 shares for ordinary redemptions was exhausted as of June 30, 2008. Therefore, the remaining 2008 calendar year shares available for redemptions will be used for redemptions upon death and required minimum distribution redemptions. Although the redemption pool for ordinary redemptions is scheduled to reset on January 1, 2009, our board of directors may amend, suspend or terminate our share redemption program at any time upon 30 days’ notice and may suspend it without prior notice in certain circumstances.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There were no defaults with respect to any of our indebtedness during the second quarter of 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of 2008.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC. (Registrant)

Dated: August 12, 2008	By:	/s/ Robert E. Bowers
Robert E. Bowers Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
3.1

Second Articles of Amendment and Restatement of the Company (incorporating all amendments thereto through December 17, 2007) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008).

3.2	Amended Bylaws of Piedmont Office Realty Trust, Inc. (incorporating all amendments thereto through September 24, 2007).

10.1

Term Loan Agreement, dated as of June 26, 2008, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JP Morgan Securities, Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Managers, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, each of Wells Fargo Bank, N.A., Regions Bank, N.A., and US Bank N.A., as Documentation Agents, the other banks signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 1, 2008).

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