Form 10-Q
period 2008-09-30
Piedmont Office Realty Trust, Inc.
filed 2008-11-14
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of October 31, 2008: 475,352,910 shares

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

•	Economic and regulatory changes that impact the real estate market generally;

•	Potential development and construction delays and resultant increased costs and risks;

•	The success of Piedmont’s real estate strategies and investment objectives;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended; and

•	Other factors, including the risk factors discussed under Item 1A. of this Form 10-Q and Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2007. Piedmont’s results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) September 30, 2008	December 31, 2007
Assets:
Real estate assets, at cost:
Land	$659,637	$645,881
Buildings and improvements, less accumulated depreciation of $539,198 and $468,359 as of September 30, 2008 and December 31, 2007, respectively	3,106,654	3,066,494
Intangible lease assets, less accumulated amortization of $169,283 and $160,837 as of September 30, 2008 and December 31, 2007, respectively	140,321	172,425
Construction in progress	14,960	38,014

Total real estate assets	3,921,572	3,922,814
Investments in unconsolidated joint ventures	48,603	52,468
Cash and cash equivalents	47,977	65,016
Tenant receivables, net of allowance for doubtful accounts of $854 and $549 as of September 30, 2008 and December 31, 2007, respectively	125,761	122,130
Notes receivable	46,750	854
Due from unconsolidated joint ventures	1,174	1,244
Prepaid expenses and other assets	25,323	21,864
Goodwill	180,390	180,371
Deferred financing costs, less accumulated amortization of $5,803 and $4,224 as of September 30, 2008 and December 31, 2007, respectively	10,539	10,075
Deferred lease costs, less accumulated amortization of $111,816 and $95,229 as of September 30, 2008 and December 31, 2007, respectively	196,618	202,910

Total assets	$4,604,707	$4,579,746

Liabilities:
Line of credit and notes payable	$1,548,625	$1,301,530
Accounts payable, accrued expenses, and accrued capital expenditures	115,299	110,548
Deferred income	29,157	28,882
Intangible lease liabilities, less accumulated amortization of $61,149 and $52,100 as of September 30, 2008 and December 31, 2007, respectively	76,233	84,886
Interest rate swap	1,045	—

Total liabilities	1,770,359	1,525,846
Commitments and Contingencies	—	—
Minority Interest	5,145	6,546
Redeemable Common Stock	86,972	166,809
Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 475,797,584 shares issued and outstanding at September 30, 2008; and 488,974,478 shares issued and outstanding at December 31, 2007	4,758	4,890
Additional paid-in capital	3,461,713	3,568,801
Cumulative distributions in excess of earnings	(636,223)	(526,337)
Redeemable common stock	(86,972)	(166,809)
Other comprehensive income (loss)	(1,045)	—

Total stockholders’ equity	2,742,231	2,880,545

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,604,707	$4,579,746

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$113,483	$110,601	$341,796	$332,729
Tenant reimbursements	37,111	37,815	112,844	108,555
Property management fee revenue	746	682	2,382	1,111
Other rental income	3,955	382	9,527	1,429
Gain on sale of real estate assets	—	—	—	50

	155,295	149,480	466,549	443,874
Expenses:
Property operating costs	53,726	55,678	166,417	160,722
Asset and property management fees:
Related party	—	—	—	8,453
Other	535	489	1,491	3,633
Depreciation	25,248	24,026	73,747	70,914
Amortization	15,019	17,531	47,148	52,181
General and administrative	7,976	8,021	24,292	20,880

	102,504	105,745	313,095	316,783

Real estate operating income	52,791	43,735	153,454	127,091
Other income (expense):
Interest expense	(19,798)	(15,616)	(55,159)	(47,282)
Interest and other income	1,076	806	2,854	3,657
Equity in (loss) income of unconsolidated joint ventures	(1,438)	485	(362)	3,168
Loss on extinguishment of debt	—	(104)	—	(164)
Loss on interest rate swap	(620)	—	(647)	—

	(20,780)	(14,429)	(53,314)	(40,621)

Income from continuing operations before minority interest	32,011	29,306	100,140	86,470
Minority interest in earnings of consolidated entities	(123)	(163)	(430)	(530)

Income from continuing operations	31,888	29,143	99,710	85,940
Discontinued operations:
Operating income	—	6	10	862
Gain on sale of real estate assets	—	10	—	20,680

Income from discontinued operations	—	16	10	21,542

Net income	$31,888	$29,159	$99,720	$107,482

Per share information – basic:
Income from continuing operations	$0.07	$0.06	$0.21	$0.18
Income from discontinued operations	$0.00	$0.00	$0.00	$0.04

Net income available to common stockholders	$0.07	$0.06	$0.21	$0.22

Per share information – diluted:
Income from continuing operations	$0.07	$0.06	$0.21	$0.18
Income from discontinued operations	$0.00	$0.00	$0.00	$0.04

Net income available to common stockholders	$0.07	$0.06	$0.21	$0.22

Weighted-average common shares outstanding – basic	473,964,303	488,623,792	479,733,105	478,682,376

Weighted-average common shares outstanding – diluted	474,357,292	488,831,780	480,065,677	478,785,990

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	465,880	$4,659	$3,358,933	$(376,766)	$(136,129)	—	$2,850,697
Issuance of common stock	37,152	371	310,965	—	—	—	311,336
Redemptions of common stock	(14,237)	(142)	(119,165)	—	—	—	(119,307)
Redeemable common stock	—	—	—	—	(30,680)	—	(30,680)
Dividends ($0.5868 per share)	—	—	—	(283,181)	—	—	(283,181)
Premium on stock sales	—	—	14,728	—	—	—	14,728
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	179	2	3,375	—	—	—	3,377
Other offering costs	—	—	(35)	—	—	—	(35)
Net income	—	—	—	133,610	—	—	133,610

Balance, December 31, 2007	488,974	4,890	3,568,801	(526,337)	(166,809)	—	2,880,545
Issuance of common stock	12,928	129	108,200	—	—	—	108,329
Redemptions and purchases of common stock	(26,362)	(264)	(220,653)	—	—	—	(220,917)
Redeemable common stock	—	—	—	—	79,837	—	79,837
Dividends ($0.4401 per share)	—	—	—	(209,606)	—	—	(209,606)
Premium on stock sales	—	—	2,678	—	—	—	2,678
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	258	3	2,687	—	—	—	2,690
Components of comprehensive income:
Net income	—	—	—	99,720	—	—	99,720
Loss on interest rate swap	—	—	—	—	—	(1,045)	(1,045)

Comprehensive income							98,675

Balance, September 30, 2008	475,798	$4,758	$3,461,713	$(636,223)	$(86,972)	$(1,045)	$2,742,231

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Nine months ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$99,720	$107,482
Operating distributions received from unconsolidated joint ventures	3,572	3,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,747	71,226
Other amortization	47,164	52,474
Amortization of deferred financing costs and fair market value adjustments on notes payable	1,209	911
Accretion of note receivable discount	(569)	—
Stock compensation expense	3,033	2,931
Loss on extinguishment of debt	—	164
Equity in (loss) income of unconsolidated joint ventures	362	(3,168)
Minority interest in earnings of consolidated entities	430	530
Gain on sale of real estate assets	—	(20,730)
Changes in assets and liabilities:
Increase in tenant receivables, net	(4,189)	(13,731)
Increase in prepaid expenses and other assets	(6,796)	(11,684)
Increase in accounts payable, accrued expenses, and accrued capital expenditures	15,920	18,913
Decrease in due to affiliates	—	(1,232)
Increase (decrease) in deferred income	275	(103)

Net cash provided by operating activities	233,878	207,849
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(105,466)	(45,896)
Cash acquired upon internalization acquisition	—	1,212
Investment in internalization costs – goodwill	(19)	(4,623)
Investment in mezzanine debt	(45,645)	—
Investment in corporate tenant improvements	(2,146)	—
Net sale proceeds from wholly owned properties	—	75,492
Net sale proceeds received from unconsolidated joint ventures	—	4,281
Investments in unconsolidated joint ventures	—	(613)
Deferred lease costs paid	(17,128)	(15,067)

Net cash (used in) provided by investing activities	(170,404)	14,786
Cash Flows from Financing Activities:
Deferred financing costs paid	(2,069)	(1,915)
Proceeds from lines of credit and notes payable	701,500	111,450
Repayments of lines of credit and notes payable	(454,009)	(164,441)
Prepayment penalty on extinguishment of debt	—	(1,617)
Issuance of common stock	108,975	112,603
Redemptions of common stock and private equity purchases	(225,196)	(53,042)
Dividends paid	(209,714)	(210,929)
Other offering costs paid	—	(28)

Net cash used in financing activities	(80,513)	(207,919)
Net (decrease) increase in cash and cash equivalents	(17,039)	14,716
Cash and cash equivalents, beginning of period	65,016	44,131

Cash and cash equivalents, end of period	$47,977	$58,847

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

As of September 30, 2008, Piedmont owned interests in 84 buildings, either directly or through joint ventures. Piedmont’s wholly-owned buildings comprise approximately 21 million square feet of commercial office and industrial space, and are located in 23 states and the District of Columbia. As of September 30, 2008, these wholly-owned buildings were approximately 92% leased.

Since its inception, Piedmont has completed four public offerings of common stock for sale at $10 per share. Combined with Piedmont’s dividend reinvestment plan (the “DRP”), such offerings have provided approximately $5.7 billion in total offering proceeds. From these proceeds, Piedmont has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses; (2) approximately $460.4 million in commissions on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, Piedmont has used approximately $860.2 million to redeem shares pursuant to Piedmont’s share redemption program, transact private equity purchases, and in one instance to purchase shares as a result of a legal settlement in October 2004. The remaining net offering proceeds of approximately $4.1 billion are invested in real estate. Piedmont’s fourth public offering closed on July 25, 2004.

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

Piedmont’s stock is not listed on a national exchange. Piedmont’s charter requires Piedmont to begin the process of liquidating its investments and distributing the resulting proceeds to the stockholders if its common stock is not listed on a national securities exchange or over-the-counter market by July 30, 2009 (the “Liquidation Date”). The board of directors may, at its sole discretion, further extend the Liquidation Date from July 30, 2009 to January 30, 2011.

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

Redeemable Common Stock

Subject to certain limitations, shares of Piedmont’s common stock are contingently redeemable at the option of the stockholder. Such limitations include, but are not limited to, the following: (i) Piedmont may not redeem during any calendar year in excess of 5% of the weighted-average common shares outstanding during the prior calendar year; and (ii) in no event shall the life-to-date aggregate amount paid for redemptions under the Piedmont share redemption program exceed the life-to-date aggregate amount of proceeds received from the sale of shares pursuant to the DRP. Accordingly, Piedmont has recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Piedmont’s share redemption program of approximately $87.0 million and $166.8 million as of September 30, 2008 and December 31, 2007, respectively. Further, upon being tendered for redemption by the holder, Piedmont reclassifies redeemable common shares from mezzanine equity to a liability at settlement value. As of September 30, 2008 and December 31, 2007, respectively, approximately $0 and $6.0 million of shares tendered for redemption have not been redeemed, and are, therefore, included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Income Taxes

Piedmont has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes. Accordingly, neither a provision nor a benefit for federal income taxes has been made in the accompanying consolidated financial statements. Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the consolidated financial statements.

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

Piedmont has evaluated its investment in mezzanine debt to determine whether it has variable interests in a VIE. For this investment, Piedmont has evaluated the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. Piedmont has determined that its investment in mezzanine debt is a variable interest in a VIE and Piedmont is the primary beneficiary. However, Piedmont has determined that the special-purpose entity that holds the debt (“the Borrowing Entity”) is not the primary beneficiary of the other VIEs in the overall property debt structure. The primary effect of these determinations is that Piedmont consolidates the Borrowing Entity (i.e., reflects the note receivable, discount on note receivable, interest income, and amortization of the discount on note receivable related to this investment in its consolidated financial statements) but does not consolidate the assets, liabilities, or operations of the other VIEs in the overall property debt structure.

Piedmont’s maximum exposure to loss as a result of its investment in mezzanine debt is $46.2 million as of September 30, 2008.

Interest Rate Swap

Piedmont has entered into an interest rate swap agreement to hedge its exposure to changing interest rates on one of its variable rate debt instruments (see Note 6). As required by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), Piedmont records all derivatives on the balance sheet at fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are also recorded as gain/(loss) on interest rate swap in the consolidated income statements as incurred. Currently, Piedmont does not use derivatives for trading or speculative purposes and does not have any derivatives that are not designated as cash flow hedges.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, Fair Value Measurements (“SFAS 157”), but does not change any of the provisions of SFAS 157. FSP 157-3 is effective upon issuance; however, retrospective application is prohibited. Piedmont does not expect the provisions of FSP 157-3 will have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the hierarchy to be used in selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 is effective on November 15, 2008. Piedmont will continue to adopt the GAAP hierarchy prescribed by SFAS 162 in the preparation of its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, improving the transparency of financial reporting. The enhanced disclosures include descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under FASB Statement No. 133, and how derivative instruments affect the entity’s financial position, operations, and cash flows. SFAS 161 will be effective for Piedmont beginning January 1, 2009, with early adoption encouraged. Piedmont does not expect the provisions of SFAS 161 will have a material effect on its consolidated financial statements.

In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonrecurring, nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for Piedmont beginning January 1, 2009. Piedmont will continue to assess the provisions and evaluate the financial statement impact of SFAS 157-2 on its consolidated financial statements. However, Piedmont has adopted the other aspects of SFAS 157 which are not excluded by FSP 157-2 for its financial assets and liabilities effective beginning January 1, 2008. SFAS 157 defines fair value, establishes a framework for fair value, and expands disclosures required for fair value measurements under GAAP.

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

On March 19, 2008, Piedmont invested $45.6 million in mezzanine debt of an entity which is generally secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago. Piedmont’s interest is subordinate to the mortgage loan secured by the office building as well as subordinate to the interests of two other mezzanine lenders. The note matures on August 9, 2009 (with three one-year extension options exercisable at the borrower’s discretion) and bears interest at a floating rate of LIBOR plus 1.61%. The purchase of the mezzanine debt resulted in a discount which will be amortized to interest income over the life of the loan using the straight-line method, which materially approximates the effective interest method. Such income, in addition to interest income received through borrower loan repayments, is recognized as interest income in the consolidated financial statements. Piedmont recognized such interest income of $0.8 million and $1.7 million for the three and nine months ended September 30, 2008, respectively.

4.	Impairment of Real Estate Assets

During the third quarter 2008, Piedmont, in conjunction with its other joint venture partners, reduced its intended holding period for the 20/20 Building, which is owned by Fund XI-XII-REIT Joint Venture. The 20/20 Building was purchased in July 1999 and consists of one, three-story office building located in Leawood, KS totaling approximately 70,000 square feet. Piedmont, through its investment in Fund XI-XII-REIT, owns approximately 57% of the 20/20 Building.

Based on a comparison of the projected undiscounted future cash flows and the net book value of the asset, Piedmont and its joint venture partners determined that the carrying value of the asset was not recoverable, and Piedmont recorded an impairment loss on real estate assets in the amount of approximately $2.1 million (Piedmont’s percentage of the impairment charge) during the three months ended September 30, 2008. The estimated fair value of the asset was determined based upon the present value of discounted cash flows. The impairment charge is recorded with other net operations of the property as equity in loss of unconsolidated joint ventures in the accompanying consolidated statements of income, and as a reduction to the investment in unconsolidated joint ventures in the accompanying consolidated balance sheets.

5.	Dispositions of Real Estate Assets

Discontinued Operations

The results of operations for the Citigroup Fort Mill Building (sold in March 2007) and the Videojet Technology Building (sold in March 2007) are classified as discontinued operations in the accompanying consolidated statements of income. The details comprising income from discontinued operations are provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$—	$(1)	$10	$1,259
Tenant reimbursements	—	(210)	—	(401)
Gain on sale	—	10	—	20,680

	—	(201)	10	21,538
Expenses:
Property operating costs	—	(230)	—	(396)
Depreciation	—	—	—	311
Amortization	—	—	—	41
General and administrative	—	13	—	40

	—	(217)	—	(4)

Income from discontinued operations	$—	$16	$10	$21,542

6.	Line of Credit and Notes Payable

As of September 30, 2008 and December 31, 2007, Piedmont had a line of credit and notes payable outstanding as follows (in thousands):

						Amount Outstanding as of
Facility	Fixed-rate (F) or Variable rate (V)		Rate	Term Debt or Interest Only	Maturity	September 30, 2008	December 31, 2007
Secured Pooled Facility	F		4.84%	Interest Only	6/14/2014	$350,000	$350,000
Aon Center Chicago Mortgage Notes	F F		4.87% 5.70%	Interest Only Interest Only	5/1/2014 5/1/2014	200,000 25,000	200,000 25,000
$125.0 Million Fixed-Rate Loan	F		5.50%	Interest Only	4/1/2016	125,000	125,000
35 W. Wacker Building Mortgage Note	F		5.10%	Interest Only	1/1/2014	120,000	120,000
WDC Mortgage Notes	F		5.76%	Interest Only	11/1/2017	140,000	140,000
$105.0 Million Fixed-Rate Loan	F		5.29%	Interest Only	5/11/2015	105,000	105,000
$45.0 Million Fixed-Rate Loan	F		5.20%	Interest Only	6/1/2012	45,000	45,000
$42.5 Million Fixed-Rate Loan	F		5.70%	Interest Only	10/11/2016	42,525	42,525
3100 Clarendon Boulevard Building Mortgage Note	F		6.40%	Interest Only	8/25/2008	—	33,896
One Brattle Square Building Mortgage Note	F		8.50%	Term Debt	3/11/2028	—	26,109
$250 Million Term Loan	V	(1)	3.93%(2) LIBOR + 1.50%	Term Debt	6/28/2010	250,000	—
$500 Million Unsecured Facility	V		3.27% (3)	Interest Only	8/31/2011	146,100	89,000

Total indebtedness						$1,548,625	$1,301,530

(1) $250 Million Term Loan has a stated variable rate; however, Piedmont entered into an interest rate swap which effectively fixes the rate on this facility to 4.97% as of September 30, 2008.

(2) Represents 30-day LIBOR rate as of September 30, 2008.

(3) Rate is equal to the weighted-average interest rate on all outstanding draws as of September 30, 2008. Piedmont may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating (0.475% as of September 30, 2008).

During the nine months ended September 30, 2008, Piedmont’s net borrowings under its $500 Million Unsecured Facility totaled approximately $57.1 million, including a draw to repay in full the balance outstanding at maturity of the 3100 Clarendon Boulevard Building Mortgage Note on August 25, 2008. Piedmont made interest payments on all debt facilities totaling approximately $19.7 million and $15.0 million for the three months ended September 30, 2008 and 2007, respectively and $53.6 million and $46.9 million for the nine months ended September 30, 2008 and 2007, respectively. Piedmont had no capitalized interest for the nine months ended September 30, 2008 or 2007.

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

Although Piedmont has determined that the majority of the inputs used to value its derivative falls within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. However, as of September 30, 2008, Piedmont has assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivative. As a result, Piedmont has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents Piedmont’s liability measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Liabilities
Derivative financial instruments	$—	$1,045	$—	$1,045

7.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine months ended September 30, (in thousands)
	2008	2007
Acquisition of Piedmont’s former advisor in exchange for common stock	$—	$175,000
Transfer of common stock to Piedmont’s former advisor in exchange for partnership units	$—	$200
Investment in goodwill funded with other assets	$—	$1,504
Accrued goodwill costs	$—	$65
Liabilities assumed upon acquisition of Piedmont’s former advisor	$—	$1,264
Liabilities assumed at property acquisition	$—	$667
Accrued redemptions of common stock	$(5,969)	$(825)
Accrued capital expenditures and deferred lease costs	$6,191	$3,571
Discounts applied to issuance of common stock	$646	$13,197
Discounts reduced as a result of redemptions and purchases of common stock	$1,690	$269
Redeemable common stock	$79,837	$(60,146)

8.	Agreements with Former Advisor Companies

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

		Expense Incurred for the Three Months Ended		Expense Incurred for the Nine Months Ended
Agreement	Services Provided	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Asset Advisory Agreement	Manage day-to-day operations; administer, promote, operate, maintain, improve, finance, lease, dispose of properties; provide accounting, compliance, other administrative services	—	—	—	$7,046
Property Management Agreement	Manage properties; coordinate leasing of properties; manage construction activities at certain properties.	—	$—	—	$1,406
Administrative reimbursements (pursuant to agreements listed above)	Piedmont was required to reimburse each service provider for various expenses incurred in connection with the performance of its duties	—	$—	—	$3,048	(1)

(1)	Includes approximately $795,000 which was reimbursed by tenants pursuant to the respective lease agreements.

Agreements with Former Advisor Companies Post Internalization

During the three and nine months ended September 30, 2008 and 2007, Piedmont incurred expenses and earned revenues under the following agreements with Piedmont’s former advisor and its affiliates (in thousands):

		Fees Incurred / (Revenues Earned) for the Three Months Ended		Fees Incurred / (Revenues Earned) for the Nine Months Ended
Agreement	Services Provided	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	Termination Date	Renewal Options
Property Management Services—Piedmont- Owned Properties Managed by Former Advisor	Manage day-to-day operations including accounting services for 10 properties	$265	$302	$1,089	$611	April 1, 2009 Terminated agreement as it relates to 7 of the 17 properties, effective July 1, 2008	Automatically renews unless either party gives 60 day notice of intent not to renew

Property Management Services—Properties Owned by Real Estate Programs Sponsored by Former Advisor Managed by Piedmont	Manage day-to-day operations including accounting services for 22 properties	$(726)	$(668)	$(2,215)	$(1,097)	April 16, 2009	Automatically renews unless either party gives 60 day notice of intent not to renew

Transition Services Agreement	Investor relations support services; transfer agent-related services; investor communication support	$428	$550	$1,528	$1,002	April 15, 2009 Terminated investor communication support portion of agreement effective July 1, 2008	Automatically renews for successive 180-day periods unless otherwise terminated upon 30 days’ written notice

Headquarters Sublease Agreement	Office space located at 6200 The Corners Parkway, Norcross, Ga., along with furniture, fixtures, and equipment	$—	$77	$153	$141	Terminated as of July 1, 2008

Support Services Agreement	Information technology services	$27	$221	$484	$397	Terminated as of July 1, 2008

9.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under existing lease agreements, the principal tenants at the 35 W. Wacker Building, are entitled to additional landlord-funded tenant improvements, leasing commissions, and building improvements, totaling approximately $52.6 million as of September 30, 2008.

Contingencies Related to Tenant Audits

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont.

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

On March 13, 2008, the court granted the motion to dismiss this complaint. However, on April 11, 2008, the plaintiffs filed a notice to appeal the court’s judgment granting the defendants’ motion to dismiss. The appeal is currently pending in the Court of Appeals of Georgia.

Other Legal Matters

Piedmont is from time to time a party to other legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition.

10.	Stock-Based Compensation

Deferred Stock Award Grant

On April 21, 2008, pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted approximately 451,782 shares of common stock as deferred stock awards to its employees, of which 20,695 shares were surrendered immediately to satisfy required minimum tax withholding obligations. Of the shares granted, approximately 112,942 shares (or 25%) vested immediately and the remaining shares, adjusted for any forfeitures, vest ratably on the anniversary date over the following three years. Piedmont estimated the fair value of the awards on the date of grant based on an assumed share price of $8.70 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. As of September 30, 2008, 337,977 shares remained unvested.

On May 18, 2007, pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted approximately 764,850 shares of common stock as deferred stock awards to its employees, of which 19,988 shares were surrendered immediately to satisfy required minimum tax withholding obligations. Of the shares granted, approximately 191,215 shares (or 25%) vested immediately. On May 18, 2008, approximately 185,952 shares vested, of which 62,678 shares were surrendered immediately to satisfy required minimum tax withholding obligations. The remaining shares, adjusted for any forfeitures, vest ratably on the anniversary date over the next two years. Piedmont estimated the fair value of the awards on the date of grant based on an assumed share price of $10.00 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. As of September 30, 2008, 369,770 shares remained unvested.

During the three months ended September 30, 2008 and 2007, Piedmont recognized approximately $0.7 million of compensation expense related to restricted stock awards, all of which relates to the amortization of nonvested shares. During the nine months ended September 30, 2008 and 2007, Piedmont recognized approximately $3.4 million and $3.0 million of compensation expense, respectively, of which $2.4 million and $1.1 million, respectively, relates to the nonvested shares. As of September 30, 2008, approximately $2.7 million of unrecognized compensation cost related to nonvested share-based compensation remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately 2.5 years.

11.	Weighted-Average Common Shares

There are no adjustments to “Net income” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average common shares – basic	473,964	488,624	479,733	478,682
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	393	208	333	104

Weighted-average common shares – diluted	474,357	488,832	480,066	478,786

12.	Equity Transactions

Private Equity Purchase

On August 6, 2008, Piedmont purchased 3,909,701 shares owned collectively by Lex-Win Acquisition LLC and its affiliates (the “Sellers”) for a purchase price of $8.31 per share, and on August 21, 2008, Piedmont purchased an additional 750 shares owned by the Sellers for a purchase price of $8.31 per share. These purchases represent the entire balance of common stock of Piedmont owned by the Sellers. The purchase agreement contained customary representations and warranties by the Sellers, a standstill provision enforceable against the Sellers, and mutual non-disparagement provisions.

Escrowed Shares Approved to be Released

Of the original 19,546,302 shares of Piedmont’s common stock issued as consideration for the Internalization, 162,706 shares (approximately 0.8%) were placed in escrow. On September 17, 2008, the board of directors of Piedmont approved a resolution to release 130,054 shares of the total 162,706 shares of such common stock to Wells Advisory Services I, LLC (“WASI”) from the escrow account established at the closing of the Internalization. The release of such shares was subject to a calculation to determine a certain minimum level of projected earnings as a result of our managing properties after the Internalization. This calculation was performed by management, reviewed by an independent third-party advisor, and agreed to by both parties. The remaining 32,652 shares held in escrow will be returned to Piedmont. Further, dividend income received on these shares during the period they were held in escrow will be distributed to WASI or returned to Piedmont pro-rata based on each party’s allocated shares.

13.	Subsequent Events

Declaration of Dividend for the Fourth Quarter 2008

On November 13, 2008, the board of directors of Piedmont declared dividends for the fourth quarter 2008 in the amount of $0.1467 (14.67 cents) per share on the outstanding common shares of Piedmont to all stockholders of record of such shares as shown on the books of Piedmont at the close of business on December 15, 2008. Such dividends are to be paid on such date during the month of December 2008 as the President of Piedmont may determine.

Suspension of Share Redemption Program

On November 13, 2008, the board of directors of Piedmont suspended redemptions under the share redemption program effective as of January 1, 2009. This action was taken in response to the current volatile market conditions and the resulting uncertainty as to their impact on asset values and is intended to treat all shareholders equitably. The share redemption program will remain suspended in its entirety until the annual estimation of net asset value of shares of Piedmont is completed on or about March 31, 2009. At that time, the board of directors will determine the terms under which the share redemption program may be reinstated.

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

Liquidity and Capital Resources

As of September 30, 2008, Piedmont had outstanding borrowings of approximately $146.1 million on the $500 Million Unsecured Facility. Along with outstanding letters of credit totaling approximately $0.4 million, we had approximately $353.5 million available for future borrowing.

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

We anticipate that our primary future capital requirements will include, but not be limited to, making scheduled debt service payments and funding renovations, expansions, and other significant capital improvements for our existing portfolio of properties. Over the next few years, we anticipate funding significant capital expenditures for the properties currently in our portfolio. These expenditures include specifically identified building improvement projects (including amounts set forth in the Contractual Commitments and Contingencies table below), as well as projected amounts for tenant improvements and leasing commissions related to projected re-leasing, which are subject to change as market and tenant conditions dictate. Further, we currently expect to use a substantial portion of our future net cash flows generated from operations to pay dividends and fund share redemption requests pursuant to our share redemption program. Our pool of shares eligible for ordinary redemptions pursuant to our share redemption program in calendar year 2008 was exhausted as of June 30, 2008; however, we will continue to redeem shares related to death and required minimum distribution requests throughout the remainder of the year.

The amount of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, debt repayments, existing or future share redemptions or purchases, (iv) the timing of significant re-leasing activity and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, and (v) our ability to continue to access additional sources of capital.

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, a general economic downturn, such as the one we are currently experiencing, or a downturn in one of our core markets, could adversely influence our lease renewals and market rent rates that would in turn negatively impact our operating cash flows. Our primary focus is to achieve the best possible long-term, risk-adjusted return for our company. In the event the economy continues to deteriorate or capital expenditure requirements necessary to maintain our properties increase, we would anticipate lowering the dividend rather than put pressure on our investment grade credit rating or accumulate significant borrowings to meet a dividend level higher than operating cash flow would support. However, due to differences in the timing of cash receipts and cash payments for operations, we may periodically borrow funds on a short-term basis to pay dividends.

During the nine months ended September 30, 2008, we generated approximately $233.9 million of cash flows from operating activities and approximately $356.5 million from combined net borrowing activities and the issuance of common stock pursuant to our dividend reinvestment program. From such cash flows, we (i) paid dividends to stockholders of approximately $209.7 million; (ii) invested approximately $45.6 in mezzanine debt, (iii) funded capital expenditures, including the purchase of the Piedmont Pointe II Building, and deferred leasing costs totaling approximately $122.6 million; and (iv) redeemed approximately $225.2 million of common stock pursuant to our share redemption program and in privately negotiated transactions described in Note 12 to our accompanying consolidated financial statements.

Contractual Obligations

As of September 30, 2008, our contractual obligations are as follows (in thousands):

	Total	Payments Due During the Years Ending December 31,
		Remainder of 2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations(1)	$1,548,625	$—	$250,000	$191,100	$1,107,525
Operating lease obligations	63,861	141	1,193	1,259	61,268
Tenant/building improvements and lease commission obligations (2)	52,607	6,157	44,353	2,097	—

Total	$1,665,093	$6,298	$295,546	$194,456	$1,168,793

(1)

Amounts include principal payments only. We made interest payments of approximately $53.6 million during the nine months ended September 30, 2008 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms described herein and in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Includes contractual amounts we have agreed to pay as part of certain executed leases as of September 30, 2008. See Note 9 to our accompanying consolidated financial statements for more information.

Results of Operations

Overview

As of September 30, 2008, we owned interests in 84 real estate properties. Our wholly-owned buildings comprise approximately 21 million square feet of commercial office and industrial space, and are approximately 92% leased. Our income from continuing operations for each period presented increased as compared to the prior year, generally due to the increase in rental income and tenant reimbursements related to recent re-leasing activity at our existing properties, the realization of the positive effects of the Internalization, and non-recurring other rental income related to leases terminated or restructured during each period.

Comparison of the three months ended September 30, 2008 versus the three months ended September 30, 2007

The following table sets forth selected data from our consolidated statement of income for the three months ended September 30, 2008 and 2007, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the periods presented (dollars in millions):

	September 30, 2008%		September 30, 2007%		$ Increase (Decrease)
Revenue:
Rental income	$113.5		$110.6		2.9
Tenant reimbursements	$37.1		$37.8		(0.7)

Total rental income and tenant reimbursements	$150.6	100%	$148.4	100%	2.2
Property management fee revenue	$0.7	0%	$0.7	0%	—
Other rental income	$4.0	3%	$0.4	0%	3.6
Expense:
Property operating costs	$53.7	36%	$55.7	38%	(2.0)
Asset and property management fees (related-party and other)	$0.5	0%	$0.5	0%	—
Depreciation	$25.2	17%	$24.0	16%	1.2
Amortization	$15.0	10%	$17.5	12%	(2.5)
General and administrative expense	$8.0	5%	$8.0	5%	—
Other income (expense):
Interest expense	$(19.8)	13%	$(15.6)	11%	4.2
Interest and other income	$1.1	1%	$0.8	1%	0.3
Equity in (loss) income of unconsolidated joint ventures	$(1.4)	1%	$0.5	0%	(1.9)

Continuing Operations

Revenue

Rental income increased from approximately $110.6 million for the three months ended September 30, 2007 to approximately $113.5 million for the three months ended September 30, 2008. This increase relates primarily to re-leasing activities at our existing properties, including significant lease renewals at the 60 Broad Street New York Building and the replacement of retail tenants at the One Brattle Square Building during fourth quarter 2007, which had a full period’s impact during the current year. Tenant reimbursements decreased from approximately $37.8 million for the three months ended September 30, 2007 to approximately $37.1 million for the three months ended September 30, 2008. This decrease reflects a reduction in property tax reimbursement revenue as a result of lower than anticipated real estate taxes, primarily at the 6031 Connection Drive Building, the 6021 Connection Drive Building, and the 6011 Connection Drive Building during the three months ended September 30, 2008.

Property management fee revenue, which includes both fee revenue and salary reimbursements, remained stable at approximately $0.7 million for the three months ended September 30, 2008 and September 30, 2007, as a result of our managing the same properties for third parties in both periods. Such income may decrease in future periods in the event that the owner of these properties makes other arrangements for their management.

Other rental income increased approximately $3.6 million for the three months ended September 30, 2008 as compared to the prior period and is primarily comprised of income recognized for lease terminations and restructurings. Lease terminations and restructurings for the three months ended September 30, 2008 relate to tenants at the 90 Central Building in Boxborough, Massachusetts for approximately $3.3 million, and the 3750 Brookside Parkway Building in Alpharetta, Georgia for approximately $0.4 million. Prior year amounts relate in part to IBM’s termination at the Nike Rhein Building in Beaverton, Oregon, which was subsequently re-leased to Nike. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income from lease terminations is recognized once we have completed our obligation to provide space to the tenant. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease termination and/or restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs decreased approximately $2.0 million for the three months ended September 30, 2008 compared to the prior period. This decrease is primarily the result of lower than anticipated real estate taxes at certain of our properties in Chicago, IL of approximately $3.1 million, offset by an increase in tenant expenses at the 1111 Durham Avenue Building of approximately $0.6 as a result of a transition from a lease which required the tenant to pay operating expenses directly (a “triple net” lease) to one which requires us to incur operating costs and receive subsequent reimbursements (a “gross” lease) during calendar year 2008. Additionally, property operating costs for the three months ended September 30, 2007 included a large real estate tax refund related to our Nestle Los Angeles Building, representing reductions for several tax years of approximately $0.5 million, which did not reoccur in the current period.

Depreciation expense increased approximately $1.2 million for the three months ended September 30, 2008 compared to the prior period. Of this increase, approximately $0.8 million is the result of the two properties (Piedmont Pointe I and II) we acquired subsequent to June 30, 2007. Further, capital expenditures as the result of lease related tenant improvements at the Caterpillar Nashville Building, the One Brattle Square Building, and the Aon Center Chicago Building, among others, as well as building improvements, contributed approximately $0.4 million of new depreciation expense as compared to the prior period.

Amortization expense decreased approximately $2.5 million for the three months ended September 30, 2008 compared to the prior period. The decrease relates to intangible lease assets which have become fully amortized subsequent to September 30, 2007, principally at the Copper Ridge Center Building, the 60 Broad Street New York Building, and the Las Colinas Corporate Center II Building.

Other Income (Expense)

Interest expense increased approximately $4.2 million for the three months ended September 30, 2008 compared to the prior period, primarily as a result of borrowings on our new $250 Million Term Loan, as well as net borrowings on our $500 Million Unsecured Facility in the current period primarily to fund the acquisition of the Piedmont Pointe II Building and funding share redemption requests pursuant to our share redemption program. We expect levels of interest expense to increase in future periods as we continue to draw on our $500 Million Unsecured Facility to fund redemptions pursuant to our share redemption program and new net investment activity, including capital expenditures at our existing properties.

Interest and other income increased approximately $0.3 million for the three months ended September 30, 2008 compared to the prior period. This increase is primarily due to the fact that we recognized income as a result of our investment in mezzanine debt in the current year of approximately $0.8 million, offset by lower interest income on reserved cash balances at our properties compared to prior year due to declining interest rates of approximately $0.5 million. The level of interest income in future periods will be primarily dependent upon the amount of operating cash on hand, as well as income earned on our investment in mezzanine debt.

Equity in income of unconsolidated joint ventures decreased approximately $1.9 million for the three months ended September 30, 2008 compared to the prior period entirely as a result of recognizing our portion of the impairment charge recorded at the 20/20 Building, which is owned through Fund XI-XII-REIT Joint Venture. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Income from continuing operations per share on a fully diluted basis increased from $0.06 for the three months ended September 30, 2007 to $0.07 for the three months ended September 30, 2008 primarily as a result of re-leasing activity at certain of our properties, a decrease in property operating costs related to real estate tax reductions, as well as the timing of other rental income related to lease terminations or restructurings in the current period, offset by increased interest expense.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $0 and $16,000 for the three months ended September 30, 2008 and 2007, respectively. These amounts consist of operations of the Citigroup Fort Mill Building and the Videojet Technology Building, which were both sold in March 2007. We do not expect that income from discontinued operations will be comparable to future periods; as such income is subject to the timing and existence of future property dispositions.

Comparison of the nine months ended September 30, 2008 versus the nine months ended September 30, 2007

The following table sets forth selected data from our consolidated statement of income for the nine months ended September 30, 2008 and 2007, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the periods presented (dollars in millions):

	September 30, 2008%		September 30, 2007%		$ Increase (Decrease)
Revenue:
Rental income	$341.8		$332.7		9.1
Tenant reimbursements	$112.8		$108.6		4.2

Total rental income and tenant reimbursements	$454.6	100%	$441.3	100%	13.3
Property management fee revenue	$2.4	1%	$1.1	0%	1.3
Other rental income	$9.5	2%	$1.4	0%	8.1
Expense:
Property operating costs	$166.4	37%	$160.7	36%	5.7
Asset and property management fees (related-party and other)	$1.5	0%	$12.1	3%	(10.6)
Depreciation	$73.7	16%	$70.9	16%	2.8
Amortization	$47.1	10%	$52.2	12%	(5.1)
General and administrative expense	$24.3	5%	$20.9	5%	3.4
Other income (expense):
Interest expense	$(55.2)	12%	$(47.3)	11%	7.9
Interest and other income	$2.9	1%	$3.7	1%	(0.8)
Equity in income of unconsolidated joint ventures	$(0.4)	0%	$3.2	1%	(3.6)

Continuing Operations

Revenue

Rental income increased from approximately $332.7 million for the nine months ended September 30, 2007 to approximately $341.8 million for the nine months ended September 30, 2008. This increase relates primarily to re-leasing activity at our existing properties, including significant lease renewals at the 60 Broad Street New York Building for approximately $8.4 million and the replacement of retail tenants at the One Brattle Square Building during fourth quarter 2007, which would have a full period’s impact during the current year, for approximately $1.1 million. Additionally, properties purchased subsequent to December 31, 2006 contributed approximately $1.0 million to the current year increase. Tenant reimbursements increased from approximately $108.6 million for the nine months ended September 30, 2007 to approximately $112.8 million for the nine months ended September 30, 2008. This variance reflects an increase in recoverable property operating costs at certain of our properties of approximately $3.4 million, as well as increased tenant reimbursement from newly acquired properties purchased subsequent to December 31, 2006 of approximately $0.8 million.

Property management fee revenue, which includes both fee revenue and salary reimbursements, increased approximately $1.3 million for the nine months ended September 30, 2008 as compared to the prior period, as a result of our managing properties for third parties. Such income may decrease in future periods in the event that the owner of these properties makes other arrangements for their management.

Other rental income increased approximately $8.1 million for the nine months ended September 30, 2008 as compared to the prior period and is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income from lease terminations is recognized once we have completed our obligation to provide space to the tenant. Other rental income for the nine months ended September 30, 2007 relates primarily to leases terminated or restructured at the Nestle Los Angeles Building of approximately $0.4 million, and to IBM’s termination at the Nike Rhein Building in Beaverton, Oregon of approximately $0.7 million, which was subsequently re-leased to Nike. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease termination and/or restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $5.7 million for the nine months ended September 30, 2008 compared to the prior period. This increase is primarily the result of increases in reimbursable tenant expenses at certain of our properties of approximately $3.9 million, including property taxes, utilities, repair and maintenance, and allocated administrative salaries, which are noted above as being reimbursed by tenants pursuant to their respective leases. Additionally, properties we acquired subsequent to December 31, 2006 contributed approximately $1.5 million during the current period.

Asset and property management fees decreased approximately $10.6 million for the nine months ended September 30, 2008 compared to the prior period. This decrease is primarily due to the fact that we are no longer subject to certain service contracts with our former advisor due to the Internalization transaction which took place on April 16, 2007, as well as continuing to increase the number of assets we manage for ourselves during the current year.

Depreciation expense increased approximately $2.8 million for the nine months ended September 30, 2008 compared to the prior period. This increase is primarily the result of the properties we acquired subsequent to December 31, 2006, as well as increased depreciation on tenant improvements and capital expenditures at certain of our properties as a result of re-leasing activity.

Amortization expense decreased approximately $5.1 million for the nine months ended September 30, 2008 compared to the prior period. The decrease relates to intangible lease assets which have become fully amortized subsequent to December 31, 2006, principally at the Copper Ridge Center Building, the 60 Broad Street New York Building, the 3100 Clarendon Boulevard Building, and the Las Colinas Corporate Center II Building.

General and administrative expense increased approximately $3.4 million for the nine months ended September 30, 2008 compared to the prior period. Of this increase, approximately $3.2 million is related to employee salary and benefit costs as a result of being self-managed during the entire nine-month period of 2008 as compared to being externally managed in the prior year through April 16, 2007, the date of the Internalization.

Other Income (Expense)

Interest expense increased approximately $7.9 million for the nine months ended September 30, 2008 compared to the prior period as a result of net borrowings on our $500 Million Unsecured Facility in the current year as well as a result of borrowings on our new $250 Million Term Loan primarily to fund the acquisition of the Piedmont Pointe II Building and funding share redemption requests pursuant to our share redemption program. We expect levels of interest expense to increase in future periods as we continue to draw on our $500 Million Unsecured Facility to fund redemptions pursuant to our share redemption program and new net investment activity, including capital expenditures at our existing properties.

Interest and other income decreased approximately $0.8 million for the nine months ended September 30, 2008 compared to the prior period. This decrease relates primarily to a one-time reimbursement received during the nine months ended September 30, 2007 from our former advisor for a $1.3 million property management termination expense (included in asset and property management fees). Such decrease was partially offset by income recognized as a result of our investment in mezzanine debt in the current year. The level of interest income in future periods will be primarily dependent upon the amount of operating cash on hand, as well as income earned on our investment in mezzanine debt.

Equity in income of unconsolidated joint ventures decreased approximately $3.6 million for the nine months ended September 30, 2008 compared to the prior period as a result of recognizing our portion of the impairment charge recorded at the 20/20 Building during the current year, which is owned through Fund XI-XII-REIT Joint Venture of approximately $2.1 million. Additionally, the prior year includes our portion of the gain on sale recognized for the 111 South Chase Boulevard Building in May 2007 of approximately $1.1 million. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Income from continuing operations per share on a fully diluted basis increased from $0.18 for the nine months ended September 30, 2007 to $0.21 for the nine months ended September 30, 2008, primarily as a result of the positive effects of the Internalization in reducing asset and property management fees, re-leasing activity at certain of our properties, as well as the timing of other rental income related to lease terminations or restructurings in the current period. These increases in income from continuing operations per share were partially offset by increased interest expense and an impairment charge at one of our unconsolidated joint ventures in the current period.

Discontinued Operations

In accordance with SFAS 144, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $10,000 and approximately $21.5 million for the nine months ended September 30, 2008 and 2007, respectively. These amounts consist of operations, including the gain on the sale, of the Citigroup Fort Mill Building and the Videojet Technology Building, which were both sold in March 2007. We do not expect that income from discontinued operations will be comparable to future periods; as such income is subject to the timing and existence of future property dispositions.

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

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses or certain other noncash charges to earnings. Reconciliations of net income to FFO are presented below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	Per Share*	2007	Per Share*	2008	Per Share*	2007	Per Share*
Net income	$31,888	$.07	$29,159	$.06	$99,720	$.21	$107,482	$.22
Add:
Depreciation of real assets — wholly owned properties	25,083.05		23,994	.05	73,516.15		71,170	.15
Depreciation of real assets — unconsolidated partnerships	375	—	349	—	1,124	—	1,074	—
Amortization of lease-related costs — wholly owned properties	15,020.03		17,531	.04	47,147.10		52,222	.11
Amortization of lease-related costs — unconsolidated partnerships	125	—	258	—	608	—	848	—
Subtract:
Gain on sale of properties — wholly owned	—	—	(10)	—	—	—	(20,680)	(.04)
Gain on sale of properties — unconsolidated partnerships	—	—	—	—	—	—	(1,130)	—

FFO	$72,491	$.15	$71,281	$.15	$222,115	$.46	$210,986	$.44

Weighted-average shares outstanding — diluted	474,357		488,832		480,066		478,786

*	Based on weighted-average shares outstanding- diluted.

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

Noncash Items Included in Net Income:

•

In accordance with the definition provided by NAREIT, nonrecurring charges not classified as extraordinary items such as impairment losses are included in the calculation of FFO. As such, the impairment charge of approximately $2.1 million recognized in third quarter 2008 related to the 20/20 Building (owned through investment in Fund XI-XII-REIT Joint Venture) is included in net income as well as FFO for the three and nine months ended September 30, 2008 above. The impairment charge is a non-cash expense, and accordingly, does not impact cash flows available for operating activities.

•

In accordance with GAAP, we recognized straight-line rental revenues and adjustments to straight-line receivables as a result of lease terminations of approximately $(0.3) million and $2.5 million during the three months ended September 30, 2008 and 2007, respectively, and approximately $0.6 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively.

•

The amortization of deferred financing costs totaled approximately $0.7 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $1.8 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively.

•

The amortization of above-market and below-market in-place leases recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $0.9 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $2.3 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively.

•

The noncash portion of compensation expense related to shares issued under the 2007 Omnibus Incentive Plan recorded as general and administrative expense in the accompanying consolidated statements of income totaled approximately $0.7 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively; and $3.0 million and $2.9 million for the nine months ended September 30, 2008 and 2007, respectively.

•

The noncash portion of interest income related to the amortization of discounts related to the investment in mezzanine debt recorded as interest and other income in the accompanying consolidated statements of income totaled approximately $0.3 million and $0 million for the three months ended September 30, 2008 and 2007, respectively, and $0.6 million and $0 million for the nine months ended September 30, 2008 and 2007, respectively.

Election as a REIT

We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. In April 2007, we created Piedmont Office Holdings, Inc. (“Piedmont Sub”), a wholly owned subsidiary of Piedmont. We have elected to treat Piedmont Sub as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. Except for holding 20,000 limited partnership units in Piedmont OP, our operating partnership, Piedmont Sub, had no operations for the nine months ended September 30, 2008.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that, other than impairment charge taken on the building owned through an unconsolidated joint venture (the 20/20 Building) discussed in Note 4 to our accompanying consolidated financial statements, there has been no material impairment in the carrying value of real estate assets held by us or any other unconsolidated joint ventures at September 30, 2008.

Goodwill

We account for our goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. We test the carrying value of our goodwill for impairment on an annual basis. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss may be recognized when the carrying amount of the acquired net assets exceeds the estimated fair value of those assets. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired for the nine months ended September 30, 2008.

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

When we make an investment, we assess whether the investment represents a variable interest in a VIE and, if so, whether it is the primary beneficiary of the VIE. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of various cash flow scenarios. Incorrect assumptions or estimates of future cash flows may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest.

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

As of September 30, 2008, approximately $1.4 billion of our outstanding debt is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt has an average interest rate of approximately 4.95% per annum with expirations ranging from 2010 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of September 30, 2008, approximately $146.1 million of our outstanding debt (the amount outstanding under our $500 Million Unsecured Facility) is subject to variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the company’s discretion. The 30-day LIBOR rate as of September 30, 2008 was 3.93%. To the extent that we borrow funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2008, the court granted the motion to dismiss this complaint. However, on April 11, 2008, the plaintiffs filed a notice to appeal the court’s judgment granting the defendants’ motion to dismiss. The appeal is currently pending in the Court of Appeals of Georgia.

Other Legal Matters

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. Except for the litigation disclosed above, we are not currently involved in any litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware, in consultation with outside legal counsel, of any other such litigation threatened against us during the quarter ended September 30, 2008 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

Uncertainty in the credit markets, including the financial viability of lending institutions, may inhibit our ability to access capital in a timely or cost-effective manner.

We need access to capital to fund expected renovations, expansions, and other significant capital expenditures for our existing portfolio of properties. Additionally, we anticipate the need for capital to fund share redemption requests pursuant to our share redemption program. The following factors, among others, could adversely affect our ability to access new capital:

•	insolvency of lending institutions, including our current lenders, causing them to be unable to honor funding requests;

•	mergers of lending institutions where the acquiring institution refuses to honor our existing commitments;

•	inability for a current lending institution to fully honor a draw request under our existing line of credit; and

•	reduction of our total availability under our existing line of credit should banks default on their initial contractual commitment and other banks refuse to take on additional capacity.

There have been no other known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of unregistered securities during the third quarter 2008:

Date	Title of Shares	Amount of Shares Purchased	Total Price Paid
August 28, 2008	Common stock	68,966	$600,000
August 28, 2008	Common stock	10,000	$87,000

(b)	Not applicable.

(c)

Our board of directors has adopted a share redemption program, as announced in December 1999 and as subsequently amended from time to time, which provides stockholders with the opportunity to have their shares redeemed after they have held them for a period of one year for a purchase price equal to the lesser of (1) $10 per share, or (2) the purchase price per share that they actually paid for their shares of the Company, less in both instances any amounts previously distributed to them attributable to special distributions of net sales proceeds from the sale of our properties (currently $1.62 per share). Redemptions under the program are currently limited as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event shall the life-to-date aggregate amount of redemptions under our share redemption program exceed life-to-date aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. During the quarter ended September 30, 2008, we redeemed shares pursuant to our share redemption program as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2008 Under the Plan
July 1, 2008 to July 31, 2008	173		$8.38	173	$18,726
August 1, 2008 to August 31, 2008	4,158	(2)	$8.31	248	$16,648
September 1, 2008 to September 30, 2008	334		$8.38	334	$13,850	(1)

(1)

The maximum dollar amount remaining as of September 30, 2008 for redemptions pursuant to our share redemption program in future periods is approximately $87.0 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. However, due to additional program restrictions, the pool of shares available for all redemptions in each calendar year (including ordinary, redemptions upon death, and required minimum distribution redemptions) is recalculated on January 1 of each year. As a result of this annual calculation, the total shares available for redemptions during the period January 1, 2008 to December 31, 2008 is approximately 24.1 million shares. However, the allocation for ordinary redemptions for 2008 was exhausted as of June 30, 2008. Redemptions after June 30, 2008 will be made solely upon death and for required minimum distributions. The redemption pool for ordinary redemptions was scheduled to reset on January 1, 2009. However, on November 13, 2008, our board of directors suspended redemptions under the share redemption program effective as of January 1, 2009. This action was taken in response to the current volatile market conditions and the resulting uncertainty as to their impact on asset values and is intended to treat all shareholders equitably. We anticipate the share redemption program will remain suspended in its entirety until the annual estimation of net asset value of shares of Piedmont is completed on or about March 31, 2009. At that time, the board of directors will determine the terms under which the share redemption program may be reinstated.

(2)	3,910,451 shares were purchased in two private transactions. See Note 12 to our accompanying consolidated financial statements for more information.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There were no defaults with respect to any of our indebtedness during the third quarter 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On September 17, 2008, we held the annual meeting of stockholders in Alpharetta, Georgia.

(b)

Our stockholders elected the following individuals to our board of directors: W. Wayne Woody; Michael R. Buchanan; Wesley E. Cantrell; William H. Keogler, Jr.; Donald S. Moss; Donald A. Miller, CFA; and Frank C. McDowell.

(c)	Our stockholders also voted on the election of seven directors to hold office for one year terms expiring in 2009.

Name	Number of Shares Voted For	% of Shares Cast	Number of Shares Withheld	% of Shares Cast
W. Wayne Woody	246,063,978	95.93%	10,436,847	4.07%
Michael R. Buchanan	246,183,010	95.97%	10,317,815	4.03%
Wesley E. Cantrell	245,835,678	95.84%	10,665,147	4.16%
William H. Keogler, Jr.	246,108,971	95.95%	10,391,854	4.05%
Donald S. Moss	245,732,078	95.80%	10,768,747	4.20%
Donald A. Miller, CFA	245,895,044	95.86%	10,605,781	4.14%
Frank C. McDowell	246,160,680	95.97%	10,340,145	4.03%

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC. (Registrant)

Dated: November 13, 2008	By:	/s/ Robert E. Bowers
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

3.2

Amended Bylaws of Piedmont Office Realty Trust, Inc. (incorporating all amendments thereto through June 26, 2008) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2008).

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