Form 10-K
period 2008-12-31
Piedmont Office Realty Trust, Inc.
filed 2009-03-13
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to                                  to

Commission file number 000-25739

PIEDMONT OFFICE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-2328421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11695 Johns Creek Parkway Ste. 350, Johns Creek, Georgia	30097
(Address of principal executive offices)	(Zip Code)

(770) 418-8800

Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

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

    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates:

Since there was no established market for the voting and non-voting common stock as of June 30, 2008, there is no market value for shares of such stock held by non-affiliates of the registrant as of such date. As of June 30, 2008, there were 476,110,116 shares of common stock held by non-affiliates.

Number of shares outstanding of the registrant’s

only class of common stock, as of February 28, 2009: 478,870,781 shares

Certain statements contained in this Form 10-K and other written or oral statements made by or on behalf of Piedmont Office Realty Trust, Inc. (“Piedmont”), may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont, or the executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the SEC or in connection with oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives described in Item 1; descriptions of our share redemption program and our ability to purchase additional shares under such program; discussions regarding future distributions; and discussions regarding the potential impact of economic conditions on our portfolio.

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

•	Economic and regulatory changes that impact the real estate market generally;

•	The success of our real estate strategies and investment objectives;

•	Piedmont’s ability to obtain capital through debt financing;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code; and

•	Other factors, including the risk factors discussed under Item 1A. of this Annual Report on Form 10-K.

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

General

Piedmont Office Realty Trust, Inc. (“Piedmont”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner and possesses full legal control and authority over the operations of Piedmont OP. On April 16, 2007, Piedmont consummated a transaction to internalize the functions of Piedmont’s external advisor companies and became a self-managed entity (the “Internalization”). Piedmont OP owns properties directly, through wholly-owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by our former advisor, and through certain joint ventures with other third parties. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries, and consolidated joint ventures.

Our portfolio consists primarily of high-grade office buildings leased to large government and corporate tenants located in 23 major leasing markets throughout the United States. As of December 31, 2008, the vast majority of properties we currently own are commercial office buildings, with a limited number of warehouses and manufacturing facilities or some combination thereof; however, our charter does not limit us to such investments.

Although we qualify as a “public company” under the Securities Exchange Act of 1934, our stock is not listed or actively traded on a national exchange. As such, our charter requires us to provide a liquidity event to our stockholders by July 30, 2009 (the “Liquidation Date”), unless the board of directors, at its sole discretion, further extends the Liquidation Date from July 30, 2009 to January 30, 2011. If a liquidity event is not provided by July 30, 2009 nor the date extended, then we must begin the process of liquidating our investments and distributing the resulting proceeds to our stockholders.

Employees

As of December 31, 2008, we had 106 full-time employees. Approximately half of our employees work in our corporate office in Johns Creek, Georgia. The other half of our employees work in property management offices located in Minneapolis, MN, Washington, D.C., Tampa, FL, Irving, TX, Chicago, IL, Detroit, MI, and the area surrounding Los Angeles, CA. These employees are involved in managing our real estate and servicing our tenants.

Competition

We compete for tenants for our high-quality assets in major U.S. markets by fostering strong tenant relationships and by providing efficient customer service including, asset management, property management, and construction management services. As the competition for high-credit-quality tenants is intense, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to lease vacant space timely, all of which would adversely impact our results of operations. We compete with other buyers who are interested in properties we elect to acquire, which may result in an increase in the amount that we pay for such properties or may result in us ultimately not being able to acquire such properties. We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the disposal, or which may result in our not being able to dispose of such properties due to the lack of an acceptable return.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2008, no tenant represents more than 10% of our future rental income under non-cancelable leases or 10% of our current year rental revenues. Apart from general uncertainty related to current, adverse economic conditions, we are not aware of any reason that our current tenants will not be able to pay their contractual rental amounts, in all material respects, as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Other Matters

Piedmont has contracts with various governmental agencies, exclusively in the form of operating leases in buildings we own. See Item 1A. “Risk Factors” for further discussion of the risks associated with these contracts.

Additionally, as the owner of real estate assets, we are subject to environmental risks. See Item 1A. “Risk Factors” for further discussion of the risks associated with environmental concerns.

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

Risks Related to Our Business and Operations

If current market and economic conditions continue to deteriorate, our business, results of operations, cash flows, financial condition and access to capital may be adversely affected.

Recent market and economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and the prospect of a nation-wide, long and deep recession becoming increasingly likely. Continuing concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage markets and declining demand within the residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S. and global economies. Added concerns, including new regulations, higher taxes, and rising interest rates, fueled by federal government interventions in the U.S. credit markets have led to increased uncertainty and instability in capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to market volatility of historic levels.

As a result of these conditions, the cost and availability of credit, as well as suitable acquisition and disposition opportunities, have been and will likely continue to be adversely affected for the foreseeable future in all markets in which we own properties and conduct our operations. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Such actions may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market and economic conditions continue, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’ financial condition and results of operations.

In addition, our access to funds under our revolving credit facility depends on the ability of the lenders that are parties to such facility to meet their funding commitments to us. Continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third party financial institutions as a result of such disruptions may have an adverse effect on the ability of our lenders to meet their funding obligations. Further, our ability to obtain new financing or refinance existing debt could be impacted by such conditions. If our lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

In order to maintain our REIT status for U.S. federal income tax purposes, we must distribute at least 90% of our REIT taxable income to our stockholders annually, which makes us dependent upon external sources of capital. If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds or are unable to access our existing lines of credit, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing acquisitions and potential development activity, discontinuing or significantly modifying our share redemption program, decreasing our distribution levels, disposing of one or more of our properties possibly on disadvantageous terms, or entering into or renewing leases on less favorable terms than we otherwise would.

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our large lead tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. Our tenants may experience a change in their business at any time. For example, the current economic crisis may negatively affect one or more of our tenants. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2008, our most substantial lead tenants, based on annualized gross rental revenues, were BP Corporation N.A. (approximately 5%), NASA (approximately 4%), and the Leo Burnett Company (approximately 4%). As lead tenants, the revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results.

Leases representing approximately 8% of our 2008 annualized gross rents at our properties are scheduled to expire in 2009, assuming no exercise of early termination rights. We compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties, and we may not be able to renew leases with our existing tenants or we may be unable to re-let space to new tenants if our current tenants do not renew their leases. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition, cash flows, cash available for distribution, value of our real estate used to estimate our net asset value, and ability to satisfy our debt service obligations could be materially adversely affected.

We depend on key personnel.

Our continued success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, Donald A. Miller, CFA, Robert E. Bowers, Laura P. Moon, Raymond L. Owens, and Carroll A. Reddic, each of whom would be difficult to replace. Although we have entered into employment agreements with these key members of our executive management team, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our management group, or to attract suitable replacements should any member of the executive management group leave, is dependent on the competitive nature of the employment market. The loss of services of one or more of these key members of our management team could adversely affect our results of operations and slow our future growth. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel.

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

Our properties located in Chicago, Washington, D.C., and the New York metropolitan area accounted for approximately 25%, 19%, and 16%, respectively, of our 2008 annualized gross rent. As a result, we are particularly susceptible to adverse market conditions in these particular areas. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national business climate could adversely affect our rental revenues and operating results.

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

In addition, periods of economic slowdown or recession, rising interest rates, or declining demand for real estate, such as the one we are now experiencing, could result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Any of the above factors may prevent us from realizing growth or maintaining the value of our real estate properties.

Future acquisitions of properties may not yield anticipated returns, may result in disruptions to our business, and may strain management resources.

We intend to continue acquiring high-quality office properties. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. However, newly acquired properties may fail to perform as expected. Costs necessary to bring acquired properties up to standards established for their intended market position may exceed our expectations, which may result in the properties’ failure to achieve projected returns.

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

In addition, the federal tax code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may adversely affect our cash flows, our ability to pay distributions to stockholders, and the market price of our common stock.

Future terrorist attacks in the major metropolitan areas in which we own properties could significantly impact the demand for, and value of, our properties.

Our portfolio maintains significant holdings in markets such as Chicago, Washington, D.C., the New York metropolitan area, Boston, and greater Los Angeles, each of which has been, and continues to be, a high risk geographical area for terrorism and threats of terrorism. Future terrorist attacks and other acts of terrorism or war would severely impact the demand for, and value of, our properties. Terrorist attacks in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks otherwise disrupt our tenants’ businesses, it may impair their ability to make timely payments under their existing leases with us, which would harm our operating results.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.

We carry comprehensive general liability, fire, extended coverage, business interruption rental loss coverage, and umbrella liability coverage on all of our properties and earthquake, wind, and flood coverage on properties in areas where such coverage is warranted. We believe the policy specifications and insured limits of these policies are adequate and appropriate given the relative risk of loss, the cost of the coverage, and industry practice. However, we may be subject to certain types of losses, those that are generally catastrophic in nature, such as losses due to wars, conventional terrorism, Chemical, Nuclear, Biological, and Radiation (“CBNR”) acts of terrorism and, in some cases, earthquakes, hurricanes, and flooding, either because such coverage is not available or is not available at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds policy limits, we could lose a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

In addition, insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA), United States insurers cannot exclude conventional (non-CBNR) terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In some cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

Should one of our insurance carriers become insolvent, we would be adversely affected.

We carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency could adversely impact our results of operations and cash flows.

Our current and future joint venture investments could be adversely affected by a lack of sole decision-making authority and our reliance on joint venture partners’ financial condition.

We have historically entered into joint ventures with certain public programs sponsored by our former advisor and with other third parties. In the future we may enter into strategic joint ventures with unaffiliated institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. As of December 31, 2008, we owned 11 properties representing approximately 2.1 million rentable square feet through joint ventures. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including the following:

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

•

such co-venturer may be in a position to take action contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

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

We are subject to stockholder litigation against certain of our present and former directors and officers, which could exceed the coverage of our current directors' and officers' insurance.

We, and various of our present and former directors and officers, are involved in litigation regarding the Internalization and certain related matters described in Item 3 of Part I of this Annual Report on Form 10-K. We believe that the allegations contained in these complaints are without merit and will continue to vigorously defend these actions; however, due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of these matters and, as with any litigation, the risk of financial loss does exist. We have and may continue to incur significant defense costs associated with defending these claims.

Although we retain director and officer liability insurance, such insurance does not fully cover ongoing defense costs and there can be no assurance that it would fully cover any potential judgments against us. A successful stockholder claim in excess of our insurance coverage could adversely impact our results of operations and cash flows, impair our ability to obtain new director and officer liability insurance on terms favorable to Piedmont, and/or adversely impact our ability to attract directors and officers.

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

As a public company, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), requires that we evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports, as described in Item 9A(T) of Part II of this Annual Report on Form 10-K. In addition, Section 404 also requires our independent registered public accounting firm to attest to, and report on, our internal control over financial reporting, beginning with the year ending December 31, 2009.

Risks Related to Conflicts of Interest

Our Chief Executive Officer and our Chief Financial Officer will be subject to certain conflicts of interest with regard to enforcing the indemnification provisions contained in the Internalization agreement.

On February 2, 2007, we entered into the Internalization agreement with certain affiliates of our former advisor. Total consideration of approximately $175 million, comprised entirely of 19,513,650 shares of our common stock (adjusted for the return of escrowed shares in February 2009) was exchanged for, among other things, certain net assets of our former advisor, as well as the termination of our obligation to pay certain fees required pursuant to the terms of the in-place agreements with the former advisor including, but not limited to, disposition fees, listing fees, and incentive fees. These transactions were completed on April 16, 2007. Donald A. Miller, CFA, our Chief Executive Officer and President and one of our directors, and Robert E. Bowers, our Chief Financial Officer, Executive Vice President, Secretary, and Treasurer, both received a 1% economic interest in the approximate $175 million consideration due to their 1% ownership interest in the entity that sold us these advisor entities. Accordingly, Mr. Miller and Mr. Bowers may be subject to certain conflicts of interest with regard to enforcing indemnification provisions contained in the Internalization agreement.

Our independent directors serve as directors and/or trustees of entities sponsored by our former advisor. Those relationships could affect their judgment with respect to enforcing the agreements we entered into in connection with the Internalization.

Three of our seven independent directors serve as directors and/or trustees of entities sponsored by our former external advisor. Donald S. Moss, one of our independent directors, is a director of Wells Timberland REIT, and W. Wayne Woody and William H. Keogler, Jr. are trustees of the Wells Family of Real Estate Funds, a REIT Index Mutual Fund. The relationship of these directors to entities sponsored by our former advisor could affect their judgment with respect to enforcing indemnification provisions of the Internalization agreement.

Risks Related to Our Organization and Structure

There is no public trading market for our common stock; therefore, it will be difficult for our stockholders to sell their shares.

There is no current public market for our common stock, as our common stock is not currently listed on a national securities exchange or quoted on The NASDAQ Stock Market, Inc. Stockholders may not sell their shares unless the purchaser meets the applicable suitability and minimum purchase requirements. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit investors from desiring to purchase large blocks of our shares. Moreover, our share redemption program includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us and that limit the price at which such shares may be redeemed.

Our share redemption program divides the total pool of shares available for redemption by the type of request (ordinary, death, required minimum distribution). Once the allocation for a specific request is exhausted, the program limitations prohibit further redemptions of such request-type from occurring until the following calendar year (provided that the program is continued). No board action or 30 days’ notice to stockholders is required once such program limitations are reached. Historically, the allocation of the share redemption pool to be used for ordinary requests has been exhausted before the end of each calendar year.

Our board of directors may also amend, suspend, or terminate our share redemption program at any time upon 30 days’ notice and may suspend it without notice if the board is in possession of material, non-public information.

As a result of the limitations described above, it may be difficult for our stockholders to sell or redeem their shares promptly or at all. Due to the inherent volatility in the secondary markets, if a stockholder is able to sell his or her shares in such a market, it may be at a discount to the price he or she may have been able to receive in our share redemption program. It also is unlikely that our shares would be accepted as the primary collateral for a loan. Therefore, our shares of common stock should only be viewed as long-term investments due to the illiquid nature of our shares.

Our organizational documents contain provisions that may have an anti-takeover effect, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or otherwise benefit our stockholders.

Our charter and bylaws contain provisions that may have the effect of delaying, deferring, or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price, or otherwise be in the best interest of our stockholders. These provisions include limitations on the ownership of our common stock, advance notice requirements for stockholder proposals, and our board of directors’ power to reclassify shares of common stock and issue additional shares of common stock or preferred stock.

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

•	extend the Liquidation Date required by our charter from July 30, 2009 to January 30, 2011;

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

•	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

•

classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights, and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	employ and compensate affiliates;

•	direct our resources toward investments that do not ultimately appreciate over time;

•	change creditworthiness standards with respect to our tenants;

•	change our investment or borrowing policies;

•	determine that it is no longer in our best interest to attempt to qualify, or to continue to qualify, as a REIT; and

•	suspend, modify, or terminate the share redemption program and dividend reinvestment plan.

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

Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith in a manner he or she reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property, or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property, or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our directors and officers (as well as by our employees and agents) in some cases.

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

Our current share redemption program, as approved by our board of directors, limits the amount of shares that may be redeemed in any given calendar year and the price at which such shares may be redeemed (which is now set at the lesser of the current dividend reinvestment price or the purchase price per share that the stockholder actually paid for the shares less the special capital distribution of $1.62 per share in June 2005 if received by the stockholder). Subject to funds being available, we currently limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; (2) in no event shall the life-to-date aggregate amount of redemptions under our share redemption program exceed aggregate life-to-date proceeds received from the sale of shares pursuant to our dividend reinvestment plan; and (3) effective for 2009, the total amount of capital which may be used to redeem shares in calendar year 2009 can not exceed $100.0 million, which approximates the estimated proceeds to be received from the dividend reinvestment plan during 2009. In addition, the board of directors may set aside and reserve an amount determined annually by the board of up to 30% of the funds available for redemption during each calendar year for (1) redemptions upon the death of a stockholder (“redemptions upon death”), and (2) redemptions for certain stockholders to satisfy required minimum distribution requirements as set forth under Sections 401(a)(9), 403(b)(10), 408(a)(6), 408(b)(3), and 408(A)(c)(5) of the Internal Revenue Code (“required minimum distribution redemptions”), which will have the effect of reducing the amount of funds otherwise available for other redemption requests. In addition, stockholders must have held their shares for a period of one year prior to submitting a redemption request. Finally, our board of directors may also amend, suspend, or terminate our share redemption program at any time upon 30 days’ notice and may suspend it without notice if the board is in possession of material, non-public information. In addition, no board action or notice is required if the pool of available shares is exhausted in a given year. Therefore, our stockholders should not assume the price at which shares may be redeemed or that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program.

We may face additional risks and costs associated with directly managing properties occupied by government tenants.

We currently own ten properties where some or all of the tenants at such properties are federal government agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. In addition, there are certain additional requirements relating to the potential application of certain equal opportunity provisions and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor, the legal entity that is the lessor under a lease with a federal government agency, include whether such company and the government contractor are under common ownership, have common management, and are under common control.

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

We expect to continue to pay quarterly distributions to our stockholders. However, we bear all expenses incurred by our operations, and our funds generated by operations and the availability of funds from other sources, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. Consequently, we may not continue our historic level of distributions to stockholders, and our distribution levels may fluctuate.

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

As a result of the Internalization, we acquired all of the business and assets of two existing C corporations which had previously performed advisory and management functions for us and others in a transaction in which we would have succeeded to the C corporation’s earnings and profits. Under the Code, earnings and profits attributable to a C corporation must be distributed before the end of the REIT’s tax year in order for the REIT to maintain its qualification as a REIT. Both of the existing C corporations acquired by the Internalization had earnings and profits; however, immediately prior to the consummation of the Internalization transaction, each such corporation distributed an amount represented to be equal to or in excess of its respective amount of earnings and profits. The amounts distributed were determined in reliance upon calculations of earnings and profits prepared by our former advisor based on management representations and financial information as to the operations of the two C corporations. If the IRS were to assert successfully that such calculations were inaccurate, resulting in one or both of the entities surviving the Internalization being deemed to have retained earnings and profits from non-REIT years, then we could be disqualified from being taxed as a REIT unless we were able to make a distribution of the re-determined amount of excess earnings and profits within 90 days of the final determination thereof. In order to make such a distribution, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us.

Moreover, due to the acquisition of certain property management contracts pursuant to the Internalization, a portion of the income derived from such contracts will not qualify for purposes of the 75% and 95% income tests required for qualification as a REIT. The IRS may assert also that a portion of the assets acquired pursuant to the Internalization transaction does not qualify for purposes of the assets tests required for qualification as a REIT. In this regard, we believe that neither the amounts of non-qualifying income nor the value of non-qualifying assets acquired, when added to our calculations of other non-qualifying income or assets, will be sufficient to cause us to fail to satisfy any of such tests required for REIT qualification. No assurance can be given, however, that the IRS will not successfully challenge our calculations of the amount of non-qualifying income earned by us or the value of non-qualifying assets held by us in any given year or that we will qualify as a REIT for any given year.

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

As of December 31, 2008, we had total outstanding indebtedness of approximately $1.5 billion, of which $121.1 million is outstanding under our $500 Million Unsecured Facility. We are likely to incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock either through our existing share redemption program or through other liquidity programs that our board of directors may authorize if conditions warrant or to fund future distributions to our stockholders. Significant borrowings by us increase the risks of an investment in us. For example, if there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although no such instances exist as of December 31, 2008, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

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

As of December 31, 2008, $121.1 million of our approximately $1.5 billion of indebtedness was subject to floating interest rates. Increases in interest rates will increase our interest costs associated with any draws that we may make on our $500 Million Unsecured Facility, which would reduce our cash flows and our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

Changes in the market environment could have adverse affects on our interest rate swap.

In conjunction with the closing of our $250 Million Unsecured Term Loan, we entered into an interest rate swap to effectively fix our exposure to variable interest rates under the loan. To the extent interest rates are higher than our fixed rate, we would realize cash savings as compared to other market participants. However, to the extent interest rates are below our fixed rate, we incur more expense than other similar market participants, which has an adverse affect on our cash flows as compared to other market participants.

Additionally, there is counterparty risk associated with entering into an interest rate swap. Should market conditions lead to insolvency or make a merger necessary for our counterparty, it is possible that the terms of our interest rate swap will not be honored in their current form with a new counterparty. The potential termination or renegotiation of the terms of the interest rate swap agreement as a result of changing counterparties through insolvency or merger could result in an adverse impact on our results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2008.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2008, we own interests in 84 properties. Of these properties, 73 are wholly owned; three properties are owned through consolidated joint ventures; and the remaining eight properties are owned through unconsolidated joint ventures with affiliates of our former advisor. The majority of our assets are commercial office buildings located in 22 states and the District of Columbia. As of December 31, 2008 and 2007, our wholly-owned properties were approximately 92% and 94% leased, respectively, with an average lease term remaining of approximately six years as of each period end. The decrease in occupancy in 2008, is primarily due to the acquisition of a newly constructed, unoccupied property in June 2008 totaling approximately 221,000 square feet. The average rental revenue of our properties as calculated for wholly-owned properties on a consolidated, accrual basis was $28.65 per owned square foot and $27.79 per owned square foot for the years ended December 31, 2008 and 2007, respectively.

Property Statistics

The tables below include statistics for properties that we own directly and through our consolidated joint ventures, but do not include our respective ownership interests in properties that we own through our unconsolidated joint ventures. The following table shows lease expirations of our portfolio as of December 31, 2008, during each of the next fifteen years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Annualized Gross Rental Revenues(1) (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Gross Rental Revenues
Vacant	$—	1,680	0%
2009	43,478	1,378	8%
2010	47,669	1,698	9%
2011	87,892	3,674	16%
2012	102,778	2,932	19%
2013	63,040	2,105	12%
2014	41,576	1,534	8%
2015	29,185	1,046	5%
2016	25,197	971	5%
2017	11,440	311	2%
2018	24,478	894	5%
2019	21,272	860	4%
2020	6,971	299	1%
2021	1,370	36	0%
2022	6,727	317	1%
Thereafter	31,216	1,277	5%

	$544,289	21,012	100%

(1)

Annualized gross rental revenues are estimated by multiplying (i) contractual rental payments (defined as base plus operating expense, if payable to us by the tenant under the terms of the lease, but excluding rental abatements) for the month of December 31, 2008, by (ii) 12.

The following table shows the geographic diversification of our portfolio as of December 31, 2008.

Location	2008 Annualized Gross Rental Revenue(1) (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Gross Rental Revenue
Chicago	$137,350	4,882	25%
Washington, D.C.	101,892	3,038	19%
New York	88,663	3,283	16%
Los Angeles	34,472	1,133	6%
Minneapolis	31,242	1,227	6%
Dallas	23,171	1,275	4%
Boston	21,767	583	4%
Detroit	19,532	929	4%
Atlanta	16,860	607	3%
Philadelphia	15,565	761	3%
Houston	9,514	313	2%
Phoenix	8,868	567	2%
Nashville	5,946	312	1%
Austin	5,908	195	1%
Other*	23,539	1,907	4%

	$544,289	21,012	100%

*	Not more than 1% is attributable to any individual geographic region.
(1)

Annualized gross rental revenues are estimated by multiplying (i) contractual rental payments (defined as base plus operating expense, if payable to us by the tenant under the terms of the lease, but excluding rental abatements) for the month of December 31, 2008, by (ii) 12.

The following table shows the tenant industry diversification of our portfolio as of December 31, 2008.

Industry	2008 Annualized Gross Rental Revenues(1) (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2008 Annualized Gross Rental Revenues
Governmental Agencies	$88,908	2,314	16%
Business Services	75,108	2,670	14%
Depository Institutions	49,086	1,885	9%
Insurance Carriers	36,799	1,491	7%
Communications	28,804	949	5%
Petroleum Refining & Related Industries	25,565	784	5%
Legal Services	24,845	788	5%
Chemicals and Allied Products	23,679	724	5%
Food & Kindred Products	18,371	482	3%
Nondepository Credit Institutions	17,567	804	3%
Engineering, Accounting Research, Management & Related Services	17,378	525	3%
Security & Commodity Brokers, Dealers, Exchanges & Services	12,733	510	2%
Electronic & Other Electrical Equipment, except Computer	12,491	598	2%
Educational Services	12,131	283	2%
Transportation Equipment	11,125	357	2%
Other*	89,699	5,848	17%

	$544,289	21,012	100%

*	Not more than 2% is attributable to any individual tenant industry.
(1)

Annualized gross rental revenues are estimated by multiplying (i) contractual rental payments (defined as base plus operating expense, if payable to us by the tenant under the terms of the lease, but excluding rental abatements) for the month of December 31, 2008, by (ii) 12.

The following table shows the tenant diversification of our portfolio as of December 31, 2008.

Location	2008 Annualized Gross Rental Revenues(1) (in thousands)	Percentage of 2008 Annualized Gross Rental Revenues
BP Corporation N.A.	$25,565	5%
NASA	22,790	4%
Leo Burnett Company	20,959	4%
State of New York	19,873	4%
Nestle	18,311	3%
U.S. Bancorp	17,311	3%
sanofi-aventis	17,070	3%
Kirkland & Ellis, LLP	15,775	3%
Independence Blue Cross	15,565	3%
Winston & Strawn	14,468	3%
Comptroller of the Currency	13,984	2%
Cingular Wireless(2)	10,700	2%
Zurich American	10,395	2%
DDB Needham	10,065	2%
Shaw Facilities	9,514	2%
Lockheed Martin	9,186	2%
National Park Service	8,960	2%
State Street Bank	8,694	2%
Department of Defense	7,426	1%
Arthur J. Gallagher	7,215	1%
Other*	260,463	47%

	$544,289	100%

*	Not more than 1% is attributable to any individual tenant.
(1)

Annualized gross rental revenues are estimated by multiplying (i) contractual rental payments (defined as base plus operating expense, if payable to us by the tenant under the terms of the lease, but excluding rental abatements) for the month of December 31, 2008, by (ii) 12.

(2)	Cingular Wireless terminated its lease effective December 31, 2008.

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures with affiliates of our former advisor or others not otherwise affiliated with our former advisor or us. In addition, certain of our properties are subject to ground leases and certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details three properties subject to ground leases and 20 properties held as collateral for debt facilities as of December 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS

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

The complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) to nullify any stockholder approvals obtained during the proxy process; (v) to nullify the Internalization agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Piedmont’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

On June 27, 2007, the plaintiff filed an amended complaint, which contains the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of a Piedmont officer as an individual defendant.

On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in Piedmont’s proxy statement details of certain expressions of interest by a third party in acquiring Piedmont. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for Internalization omitted details of certain expressions of interest in acquiring Piedmont. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind Internalization, and to cancel and rescind any stock issued to the defendants as consideration for Internalization. On May 12, 2008, the defendants answered the second amended complaint.

On June 23, 2008, the plaintiff filed a motion for class certification. On January 16, 2009, defendants filed their response to plaintiff’s motion for class certification. The plaintiff filed its reply in support of its motion for class certification on February 19, 2009, and the motion is presently pending before the court. The parties are presently engaged in discovery.

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

On October 25, 2007, the same stockholder mentioned above filed a second purported class action in the United States District Court for the Northern District of Georgia against Piedmont and its board of directors. The complaint attempts to assert class action claims on behalf of (i) those persons who were entitled to tender their shares pursuant to the tender offer filed with the SEC by Lex-Win Acquisition LLC, a former stockholder, on May 25, 2007, and (ii) all persons who are entitled to vote on the proxy statement filed with the SEC on October 16, 2007.

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

Donald and Donna Goldstein, Derivatively on behalf of Nominal Defendant Piedmont Office Realty Trust, Inc. v. Leo F. Wells, III, et al. (Defendant’s motion to dismiss granted on February 9, 2009.)

On August 24, 2007, two stockholders of Piedmont filed a putative shareholder derivative complaint in the Superior Court of Fulton County, State of Georgia, on behalf of Piedmont against, among others, one of our previous advisors, and a number of our current and former officers and directors.

The complaint alleged, among other things, (i) that the consideration paid as part of the Internalization of our previous advisors was excessive; (ii) that the defendants breached their fiduciary duties to Piedmont; and (iii) that the Internalization transaction unjustly enriched the defendants.

The complaint sought, among other things, (i) a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont; (ii) monetary damages equal to the amount by which Piedmont has been damaged by the defendants; (iii) an order awarding Piedmont restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; (iv) an order directing the defendants to respond in good faith to offers which are in the best interest of Piedmont and its stockholders and to establish a committee of independent directors or an independent third party to evaluate strategic alternatives and potential offers for Piedmont, and to take steps to maximize Piedmont’s and the stockholders’ value; (v) an order directing the defendants to disclose all material information to Piedmont’s stockholders with respect to the Internalization transaction and all offers to purchase Piedmont and to adopt and implement a procedure or process to obtain the highest possible price for the stockholders; (vi) an order rescinding, to the extent already implemented, the Internalization transaction; (vii) the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct; and (viii) an award to the plaintiffs of costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

On March 13, 2008, the court granted the motion to dismiss this complaint. On April 11, 2008, the plaintiffs filed a notice to appeal the court’s judgment granting the defendants’ motion to dismiss. On February 9, 2009, the Georgia Court of Appeals issued an opinion affirming the Court’s judgment granting the defendants’ motion to dismiss. The time for plaintiffs to file a notice of intention to apply for certiorari in the Georgia Supreme Court or move for reconsideration has expired.

Other Legal Matters

We are from time to time a party to other legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition. We are not aware of any such legal proceedings contemplated by governmental authorities. In addition, no legal proceedings were terminated during the fourth quarter 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Overview

As of February 28, 2009, we had approximately 478.9 million shares of common stock outstanding held by a total of approximately 103,000 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. Under our articles of incorporation, certain restrictions are imposed on the ownership and transfer of shares.

We prepare annual statements of estimated net asset value of our common stock to assist fiduciaries of retirement plans subject to annual reporting requirements of ERISA in the preparation of their reports relating to investments in our common stock. We recently performed a valuation of our properties as of December 31, 2008 for this purpose. As a result of this valuation, on March 10, 2009, our board determined that the estimated net asset value of our shares of common stock was $7.40 per share, based primarily on (1) the appraised value of our real estate assets as of December 31, 2008, and (2) consideration of the current value of our other assets and liabilities as of December 31, 2008.

This estimated net asset value per share is only an estimate, and is based upon a number of assumptions and estimates, which may not be accurate or complete. There were no liquidity discounts applied to this estimated valuation. Further, this should not be viewed as the amount a stockholder would receive in the event that we were to list our shares in the future, to liquidate our assets and distribute the proceeds from such transaction to our stockholders, or to complete a strategic transaction such as a sale of the company. An investment in shares of Piedmont is illiquid because there is no current public market for the shares and, therefore, it can be difficult to sell the shares. Please refer to the risk factor entitled “There is no public trading market for our common stock; therefore, it will be difficult for our stockholders to sell their shares.” in “Risk Factors” set forth in Item 1A. of this report. Further, real estate markets fluctuate, and real estate values can decline in the future. For these reasons, our stockholders should not assume that they will be able to obtain this estimated share value for their shares, either currently or at any time in the future.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. Dividends will be made to those stockholders who are stockholders as of the dividend record dates.

Quarterly dividend distributions paid to our stockholders during the years ended December 31, 2008 and 2007 are presented below:

	2008
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$70,761	$69,724	$69,229	$69,704	$279,418
Per-share investment income	$0.0910	$0.0910	$0.0910	$0.0910	$0.3640	62%
Per-share return of capital	$0.0557	$0.0557	$0.0557	$0.0557	$0.2228	38%
Per-share capital gains	$0.0000	$0.0000	$0.0000	$0.0000	$0.0000	0%

Total per-share distribution	$0.1467	$0.1467	$0.1467	$0.1467	$0.5868	100%

	2007
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$68,344	$70,972	$71,613	$72,267	$283,196
Per-share investment income	$0.0815	$0.0815	$0.0815	$0.0815	$0.3260	56%
Per-share return of capital	$0.0534	$0.0534	$0.0534	$0.0534	$0.2136	36%
Per-share capital gains	$0.0118	$0.0118	$0.0118	$0.0118	$0.0472	8%

Total per-share distribution	$0.1467	$0.1467	$0.1467	$0.1467	$0.5868	100%

Securities Authorized for Issuance Under Equity Compensation Plans

Effective April 16, 2007, our board of directors suspended the Director Option Plan and the Director Warrant Plan. Outstanding awards will continue to be governed by the terms of those plans; however, all future awards will be made under the 2007 Omnibus Incentive Plan.

See also Item 11. “Executive Compensation” in Part III of this report for further discussion of awards granted under the 2007 Omnibus Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	31,000	(1)	$12.00	13,451,323
Equity compensation plans not approved by security holders	—		—	—

Total	31,000		$12.00	13,451,323

(1)

Effective March 25, 2008, the Director Warrant Plan was terminated, and all outstanding warrants (3,619) were cancelled. Therefore, as of December 31, 2008, the only remaining exercisable instruments are director options at the amount listed above.

Redemptions of Common Stock

Our board of directors has adopted a share redemption program, as announced in December 1999 and as subsequently amended from time to time, which provides stockholders with the opportunity to have their shares redeemed after they have held them for a period of one year. On March 10, 2009, our board of directors amended the share redemption program. The amended and restated share redemption program provides that shares may be redeemed at a price equal to the lesser of (1) $7.03 per share, or (2) the purchase price per share that the stockholder actually paid less the special capital distribution of $1.62 per share in June 2005 if received by the stockholder. Redemptions under the program are currently limited as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; (2) in no event shall the life-to-date aggregate amount of redemptions under our share redemption program exceed life-to-date aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan; and (3) effective for 2009, the total amount of capital which may be used to redeem shares in calendar 2009 can not exceed $100.0 million, which approximates the estimated proceeds to be received from the dividend reinvestment plan during 2009.

In addition, our board has determined that up to 30% of funds available for redemption will be reserved for redemptions upon death and required minimum distribution redemptions for calendar year 2009. Please refer to the risk factor entitled “Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program.” in “Risk Factors” set forth in Item 1A. of this report.

During the quarter ended December 31, 2008, we redeemed shares for death and required minimum distribution requests pursuant to our share redemption program (in thousands, except per-share data) as follows:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares Available that May Yet Be Redeemed Under the Program
October 31, 2008	3,782	$8.38	451	$10,068
November 30, 2008	2,092	$8.38	250	$7,975
December 31, 2008	3,012	$8.38	359	$4,963	(1)

(1)

The maximum dollar amount remaining as of December 31, 2008 for redemptions pursuant to our share redemption program in future periods is approximately $112.9 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. However, due to additional program restrictions, the pool of shares available for all redemptions in each calendar year (including ordinary, redemptions upon death, and required minimum distribution redemptions) is recalculated each year. On November 12, 2008, the board of directors of Piedmont suspended all redemptions under the share redemption program effective January 1, 2009, until the new estimate of net asset value per share (as of December 31, 2008) was completed on March 10, 2009. Effective for calendar year 2009, the total amount of capital which may be used to redeem shares can not exceed $100.0 million, which approximates the estimated proceeds to be received from the dividend reinvestment plan during 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2008	2007	2006	2005		2004
Statement of Income Data(1):
Total revenues	$621,965	$593,249	$571,363	$559,818		$543,708
Property operating costs	221,279	212,178	197,511	187,230		173,649
Asset and property management fees—related-party and other	2,026	12,674	29,401	27,286		23,168
Depreciation and amortization	161,795	170,872	163,572	150,138		138,975
General and administrative expenses	33,010	29,116	18,446	17,941		18,003
Income from continuing operations(1)	$131,304	$112,062	$96,870	$131,766		$157,697

Cash Flows:
Cash flows from operations	$296,515	$282,527	$278,948	$270,887		$328,753
Cash flows (used in) provided by investing activities	$(191,926)	$(71,157)	$(188,400)	$691,690		$(253,342)
Cash flows (used in) financing activities	$(149,272)	$(190,485)	$(95,390)	$(953,273	)(3)	$(89,009)
Dividends paid	$(279,418)	$(283,196)	$(269,575)	$(286,643)		$(326,372)

Per-Share Data:
Per weighted-average common share data:
Income from continuing operations per share—basic	$0.27	$0.23	$0.21	$0.29		$0.34
Income from continuing operations per share—diluted	$0.27	$0.23	$0.21	$0.29		$0.34
Dividends declared	$0.5868	$0.5868	$0.5868	$0.6151		$0.7000
Weighted-average shares outstanding—basic	478,757	482, 093	461,693	466,285		466,061
Weighted-average shares outstanding—diluted	479,167	482,267	461,693	466,285		466,061

Balance Sheet Data (at period end):
Total assets	$4,557,330	$4,579,746	$4,450,690	$4,398,350		$5,123,689
Total stockholders’ equity	$2,697,040	$2,880,545	$2,850,697	$2,989,147		$3,699,600
Outstanding debt	$1,523,625	$1,301,530	$1,243,203	$1,036,312		$890,182
Outstanding long-term debt	$1,523,625	$1,267,099	$1,125,295	$1,012,654		$888,622
Obligations under capital leases	—	—	—	—		$64,500

Funds from Operations Data(2):
Net Income	$131,314	$133,610	$133,324	$329,135		$209,722
Add:
Depreciation of real estate assets—wholly-owned properties	99,366	94,992	95,296	91,713		97,425
Depreciation of real estate assets—unconsolidated partnerships	1,483	1,440	1,449	1,544		2,918
Amortization of lease costs—wholly-owned properties	62,050	76,143	72,561	67,115		65,314
Amortization of lease costs—unconsolidated partnerships	717	1,089	1,103	1,232		1,242
Subtract:
Gain on sale—wholly-owned properties	—	(20,680)	(27,922)	(177,678)		(11,489)
(Gain) loss on sale—unconsolidated partnerships	—	(1,129)	5	(11,941)		(1,842)

Funds from operations(2)	$294,930	$285,465	$275,816	$301,120	(4)	$363,290

(1)	Prior period amounts have been adjusted to conform with the current period presentation, including classifying revenues from sold properties as discontinued operations for all periods presented.
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

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007, and 2006 included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a real estate investment company engaged in the investment and management of commercial real estate located throughout the United States. We operate as a real estate investment trust for federal income tax purposes.

Since our formation in 1997, we have completed four public offerings of common stock. Combined with our dividend reinvestment plan, these offerings have raised approximately $5.7 billion in total offering proceeds. The proceeds from these sales of common stock, net of offering costs and other expenses, were used primarily to fund the acquisition of real estate properties and certain capital expenditures identified at the time of acquisition. Our most recent public offering closed in July 2004. Accordingly, our only current sources of capital are (i) cash generated from operations, (ii) proceeds from the sale of shares issued under our dividend reinvestment plan, (iii) borrowings under our existing $500 Million Unsecured Facility, a newly obtained $250 Million Unsecured Term Loan and any other future debt facilities, and (iv) proceeds from selective dispositions.

As of December 31, 2008, we owned and operated 84 properties, directly or through joint ventures, which are located in 22 states and the District of Columbia. Our wholly-owned properties comprise approximately 21 million square feet, and as of December 31, 2008 and 2007, these properties were approximately 92% and 94% leased, respectively.

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

Liquidity and Capital Resources

As of December 31, 2008, Piedmont had outstanding borrowings of approximately $121.1 million under the $500 Million Unsecured Facility and outstanding letters of credit totaling approximately $10.4 million. As a result, we had approximately $368.5 million available for future borrowing under the $500 Million Unsecured Facility.

We intend to use cash flows generated from operation of our properties, proceeds from our dividend reinvestment plan, and proceeds from our $500 Million Unsecured Facility as our primary sources of immediate and long-term liquidity. In addition, we expect distributions from our existing unconsolidated joint ventures, the potential selective disposal of existing properties, and other financing opportunities afforded to us by our relatively low leverage and quality asset base to provide additional sources of funds.

We anticipate that our primary future capital requirements will include, but will not be limited to, making scheduled debt service payments, and funding renovations, expansions, and other significant capital improvements for our existing portfolio of properties. Over the next few years, we anticipate funding significant capital expenditures for the properties currently in our portfolio. These expenditures include specifically identified building improvement projects, as well as projected amounts for tenant improvements and leasing commissions related to projected re-leasing, which are subject to change as market and tenant conditions dictate.

In addition, we currently expect to use a substantial portion of our future net cash flows generated from operations to pay dividends, and up to $100.0 million of proceeds from the dividend reinvestment plan to fund redemptions pursuant to our share redemption program. Our board of directors will continue to monitor the terms under which the share redemption program operates and the extent of our capital that may be used for this program.

The amount of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, debt repayments, existing or future share redemptions or purchases, (iv) the timing of significant releasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, and (v) our ability to continue to access additional sources of capital.

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants helps mitigate the risk of a significant interruption of our cash flows from operations, a general economic downturn, such as the one we are currently experiencing, or downturn in one of our core markets, could adversely impact our operating cash flows. Our primary focus is to achieve the best possible long-term, risk-adjusted return for our company. As the economy has continued to deteriorate, while at the same time, a large percentage of our tenants are approaching their lease expirations, the capital requirements necessary for payment of leasing commissions, tenant concessions, and anticipated leasing expenditures to maintain our occupancy level have continued to increase. As a result, in order to (i) better reflect the intermediate term cash flow and earnings projections of the company, (ii) maintain sufficient liquidity to repay future borrowings and take advantage of potential opportunistic investments, and (iii) enhance the stability of our investment grade credit rating, we lowered the quarterly dividend to $0.1050 per share. Given the fluctuating nature of cash flows and expenditures, we still may periodically borrow funds on a short-term basis to pay dividends.

During the year ended December 31, 2008, we generated approximately $296.5 million of cash flows from operating activities, and approximately $366.3 million from combined net borrowing activities and the issuance of common stock pursuant to our dividend reinvestment plan. From such cash flows and cash on hand, we (i) paid dividends to stockholders of approximately $279.4 million; (ii) invested approximately $45.6 in mezzanine debt; (iii) funded capital expenditures, including the purchase of the Piedmont Pointe II Building, and deferred leasing costs totaling approximately $146.1 million; and (iv) redeemed approximately $234.0 million of common stock pursuant to our share redemption program and in privately negotiated transactions described in Note 11 to our accompanying consolidated financial statements.

Results of Operations

Overview

As of December 31, 2008, we owned interests in 84 buildings. Our wholly-owned buildings comprise approximately 21 million square feet of commercial office and industrial space, and are approximately 92% leased. Our income from continuing operations increased from 2007 to 2008 primarily due to re-leasing activity at certain of our larger properties, a full year’s impact of being self-managed, as well as the timing of the recognition of other rental income and expense related to a significant lease termination at our Glenridge Highlands II Building in Atlanta, GA in the prior year. Our income from continuing operations increased from 2006 to 2007 primarily due to the accretive impact of the Internalization, and the inclusion of an impairment loss in 2006 results which did not recur in 2007. For the years ended December 31, 2008, 2007, and 2006, income from discontinued operations includes the results of operations related to two wholly-owned properties sold in 2007, and three wholly-owned properties sold in 2006.

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2007

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2008 and 2007, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the years presented (dollars in millions):

	December 31, 2008%		December 31, 2007%		$ Increase (Decrease)
Revenue:
Rental income	$455.2		$441.8		13.4
Tenant reimbursements	$150.3		$142.6		7.7

Total rental income and tenant reimbursements	$605.5	100%	$584.4	100%	21.1
Property management fee revenue	$3.2	1%	$2.0	0%	1.2
Other rental income	$13.3	2%	$6.8	1%	6.5
Expense:
Property operating costs	$221.3	37%	$212.2	36%	9.1
Asset and property management fees (related-party and other)	$2.0	0%	$12.7	2%	(10.7)
Depreciation	$99.7	16%	$94.8	16%	4.9
Amortization	$62.1	10%	$76.1	13%	(14.0)
General and administrative expense	$33.0	5%	$29.1	5%	3.9
Other income (expense):
Interest expense	$(74.8)	12%	$(63.9)	11%	10.9
Interest and other income	$3.7	1%	$4.6	1%	(0.9)
Equity in (loss) income of unconsolidated joint ventures	$0.3	0%	$3.8	1%	(3.5)
Loss on interest rate swap	$(1.1)	0%	$—	0%	1.1

Continuing Operations

Revenue

Rental income and tenant reimbursements increased from approximately $441.8 million and $142.6 million, respectively, for the year ended December 31, 2007 to approximately $455.2 million and $150.3 million, respectively, for the year ended December 31, 2008. The increase in rental income relates primarily to re-leasing activity at our existing properties, including a significant lease renewal at the 60 Broad Street Building. The increase in reimbursement revenue of approximately $7.7 million is attributable to an increase in recoverable property operating costs at certain of our properties of approximately $6.6 million, as well as increased tenant reimbursement revenue from newly acquired properties purchased subsequent to December 31, 2006 of approximately $0.9 million.

Property management fee revenue, which includes both fee revenue and salary reimbursements, increased approximately $1.2 million for the year ended December 31, 2008 as compared to the prior year, as a result of 2008 being the first year in which we have managed properties for third parties for the entire year, a service we began offering after the Internalization in April 2007. Such income may decrease in future periods in the event that the owner of these properties makes other arrangements for their management.

Other rental income increased approximately $6.5 million for the year ended December 31, 2008 as compared to the prior year. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income consists primarily of lease termination fee income in both years and is recognized once we have completed our obligation to provide space to the tenant, regardless of the date we actually receive the payment of the fee. Other rental income for 2007 relates primarily to leases terminated at the 1111 Durham Avenue Building, the Nestle Building, and the Rhein Building. Other rental income for 2008 relates primarily to leases terminated at the Glenridge Highlands II Building (approximately $3.7 million), at the 90 Central Street Building (approximately $3.3 million), at the 3750 Brookside Parkway Building (approximately $0.4 million), and at the 6031 Connection Drive Building (approximately $4.9 million).

Expense

Property operating costs increased approximately $9.1 million for the year ended December 31, 2008, as compared to the prior year. This increase is primarily the result of increases in reimbursable tenant expenses at certain of our properties of approximately $4.4 million, a majority of which relates to property taxes, utilities, repair and maintenance, and allocated administrative salaries, which are noted above as being reimbursed by tenants pursuant to their respective leases. Additionally, properties we acquired subsequent to December 31, 2006 contributed an incremental amount of approximately $1.8 million during the current period. Finally, our primary tenant at the 1111 Durham Avenue Building converted from a “net” lease to a “full service” lease effective for the current year; therefore we became responsible for additional expenses during 2008 of approximately $1.8 million.

Asset and property management fees decreased approximately $10.7 million for the year ended December 31, 2008, as compared to the prior year, primarily due to the fact that we are no longer subject to certain related-party service contracts as a result of the Internalization transaction, which took place on April 16, 2007, as well as continuing to increase the number of assets we managed for ourselves during the current year.

Depreciation expense increased approximately $4.9 million for the year ended December 31, 2008, as compared to the prior year. Of this increase, approximately $2.4 million is the result of three properties (2300 Cabot Drive, Piedmont Pointe I and II) we acquired subsequent to December 31, 2006. Further, building improvements at the Aon Center Building, as well as accelerated depreciation as a result of a tenant’s lease termination, contributed approximately $1.3 million of new depreciation expense as compared to the prior period. We expect future depreciation expense to increase as a result of recognizing expense on the Piedmont Pointe II Building acquired in 2008 for a full period in 2009.

Amortization expense decreased approximately $14.0 million for the year ended December 31, 2008, as compared to the prior year. The decrease is primarily due to intangible lease assets which have become fully amortized subsequent to December 31, 2007, principally at the Copper Ridge Center Building, the 60 Broad Street Building, the 3100 Clarendon Building, and the Las Colinas Corporate Center II Building. Additionally, in the prior year, we recognized higher charges to amortization in order to adjust intangible lease assets and deferred lease costs associated with lease terminations and restructurings to their net realizable value. The largest of these charges related to a lease termination at the Glenridge Highlands II Building.

General and administrative expenses increased approximately $3.9 million for the year ended December 31, 2008, as compared to the prior year. Of this increase, approximately $2.5 million is related to employee salary and benefit costs as a result of being self-managed during the entire year ended December 31, 2008 as compared to being externally managed in the prior year from January 1, 2007 to April 16, 2007, the date of the Internalization. Additionally, we recognized approximately $1.3 million of recoveries in 2007 of previously recorded bad debt reserves which were deemed to be recoverable.

Other Income (Expense)

Interest expense increased approximately $10.9 million for the year ended December 31, 2008, as compared to the prior year, as a result of net borrowings on our $500 Million Unsecured Facility, as well as a result of borrowings on our $250 Million Unsecured Term Loan.

Interest and other income decreased approximately $0.9 million for the year ended December 31, 2008, as compared to the prior year. This decrease relates primarily to a decrease in depository interest rates, as well as a one-time reimbursement received during the prior year from our former advisor for a $1.3 million property management termination expense (included in asset and property management fees). Such decrease was partially offset by income recognized as a result of our investment in mezzanine debt in the current year. The level of interest income in future periods will be primarily dependent upon the amount of operating cash on hand, as well as income earned on our investment in mezzanine debt, which fluctuates according to interest rate changes.

Equity in income of unconsolidated joint ventures decreased approximately $3.5 million during the year ended December 31, 2008, as compared to the prior year, primarily as a result of recognizing approximately $2.1 million of impairment loss during the current year, our portion of the impairment charge recorded at the 20/20 Building in suburban Kansas City, KS, which is owned through Fund XI-XII-REIT Joint Venture. Additionally, the prior year amounts include approximately $1.1 million for our portion of the gain on sale recognized for the 111 South Chase Boulevard Building in May 2007. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

Loss on interest rate swap is comprised solely of the difference between the contractual, variable interest rate on our $250 Million Unsecured Term Loan, and the fixed interest charges associated with the interest rate swap agreement we entered into in June 2008 in conjunction with the loan. We entered into the interest rate swap agreement to hedge the variability in expected future cash flows. Because overall variable rates were lower than our fixed rate as stated in the interest rate swap agreement, we recognized approximately $1.1 million of charges in conjunction with the swap agreement for the current year. The interest rate swap was consummated at the closing of the $250 Million Unsecured Term Loan in June 2008, and as such there is no comparable amount in our results for the year ended December 31, 2007.

Income from continuing operations per share on a fully diluted basis increased from $0.23 per share for the year ended December 31, 2007 to $0.27 per share for the year ended December 31, 2008 primarily as a result of the positive effects of the Internalization in reducing asset and property management fees, re-leasing activity at certain of our properties, as well as the timing of recognition of other rental income and lease termination expense related to lease terminations or restructurings during the current and prior year. These increases in income from continuing operations per share were partially offset by increased interest expense and an impairment charge at one of our unconsolidated joint ventures in the current period.

Discontinued Operations

In accordance with SFAS 144, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $10,000 and approximately $21.5 million for the years ended December 31, 2008 and 2007, respectively. These amounts consist of operations, including the gain on the sale, of the Citigroup Fort Mill Building and the Videojet Technology Building, which were both sold in March 2007. We do not expect that income from discontinued operations will be comparable to future periods; as such income is subject to the timing and existence of future property dispositions.

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2006

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2007 and 2006, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the years presented (dollars in millions):

	December 31, 2007%		December 31, 2006%		$ Increase (Decrease)
Revenue:
Rental income	$441.8		$430.9		10.9
Tenant reimbursements	$142.6		$130.9		11.7

Total rental income and tenant reimbursements	$584.4	100%	$561.8	100%	22.6
Property management fee revenue	$2.0	0%	$—	0%	2.0
Other rental income	$6.8	1%	$9.6	2%	(2.8)

Expense:
Property operating costs	$212.2	36%	$197.5	35%	14.7
Asset and property management fees (related-party and other)	$12.7	2%	$29.4	5%	(16.7)
Depreciation	$94.8	16%	$92.4	16%	2.4
Amortization	$76.1	13%	$71.2	13%	4.9
Casualty and impairment losses	—	0%	$7.8	1%	(7.8)
General and administrative expense	$29.1	5%	$18.4	3%	10.7

Other income (expense):
Interest expense	$(63.9)	11%	$(61.3)	11%	2.6
Interest and other income	$4.6	1%	$2.5	0%	2.1
Equity in (loss) income of unconsolidated joint ventures	$3.8	1%	$2.2	0%	1.6

Continuing Operations

Revenue

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

Property management fee revenue, which includes both fee revenue and salary reimbursements, was approximately $2.0 million for the year ended December 31, 2007, as a result of our managing properties owned by third parties. We had no such property management fee revenue in 2006. Such income may decrease in future periods in the event that the owner of these properties makes other arrangements for their management.

Other rental income decreased approximately $2.8 million for the year ended December 31, 2007 as compared to the prior year. The decrease is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for 2006 relates primarily to leases terminated at the 6011 Connection Drive Building, the Crescent Ridge II Building, and the 3750 Brookside Parkway Building. Other rental income for 2007 relates primarily to leases terminated at the 1111 Durham Avenue Building, the Nestle Building, and the Rhein Building.

Expense

Property operating costs increased approximately $14.7 million for the year ended December 31, 2007, as compared to the prior year, primarily due to increases in certain reimbursable expenses, including utilities, property taxes, and tenant-requested services, and additional costs related to properties acquired during those periods.

Asset and property management fees decreased approximately $16.7 million for the year ended December 31, 2007, as compared to the prior year, primarily due to the fact that we are no longer subject to certain related-party service contracts as a result of the Internalization transaction, which took place on April 16, 2007.

Depreciation expense increased approximately $2.4 million for the year ended December 31, 2007, as compared to the prior year, primarily due to incurring additional depreciation for properties acquired and placed into service during those periods.

Amortization expense increased approximately $4.9 million for the year ended December 31, 2007, as compared to the prior year. The increase is primarily due to higher charges to amortization during the current year in order to adjust intangible lease assets and deferred lease costs associated with lease terminations and restructurings to their net realizable value. The largest of these charges related to a lease termination at the Glenridge Highlands II Building (mentioned above). Future amortization related to terminations and restructurings will be dependent upon the volume and terms of such future transactions.

During the year ended December 31, 2006, we recognized an impairment loss of approximately $7.8 million to reduce the carrying value of the 5000 Corporate Court Building to its estimated fair value. (See Note 6 of our accompanying consolidated financial statements). We recorded no such impairment charges in 2007.

General and administrative expenses increased approximately $10.7 million for the year ended December 31, 2007, as compared to the prior year. Substantially all of the increase is related to personnel, legal, and professional costs associated with the Internalization transaction. Prior to Internalization, we had no employees. On April 16, 2007, we terminated our external advisory agreements and acquired our own staff and internal management. We had 98 employees as of December 31, 2007 and personnel costs totaling approximately $11.0 million for the period from Internalization through year-end. General and administrative costs also included non-salary costs such as legal fees and other professional fees related to tender offer responses, derivative claim litigation, preliminary offering costs, and communications regarding our corporate name change.

Other Income (Expense)

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

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses or certain other noncash charges to earnings. Reconciliations of net income to FFO are presented below (in thousands):

	2008	Per share*	2007	Per share*	2006	Per share*
Net income	$131,314	$.27	$133,610	$.28	$133,324	$.29
Add:
Depreciation of real assets—wholly-owned properties	99,366.21		94,992	.20	95,296	.21
Depreciation of real assets—unconsolidated partnerships	1,483	—	1,440	—	1,449	—
Amortization of lease-related costs—wholly-owned properties	62,050.14		76,143	.16	72,561	.16
Amortization of lease-related costs—unconsolidated partnerships	717	—	1,089	—	1,103	—
Subtract:
Gain on sale—wholly-owned properties	—	—	(20,680)	(.05)	(27,922)	(.06)
(Gain) loss on sale—unconsolidated partnerships	—	—	(1,129)	—	5	—

FFO	$294,930	$.62	$285,465	$.59	$275,816	$.60

Weighted-average shares outstanding—diluted	479,167		482,267		461,693

*	Based on weighted-average shares outstanding—diluted.

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

Noncash Items included in Net Income

•

In accordance with the definition provided by NAREIT, nonrecurring charges not classified as extraordinary items such as impairment losses are included in the calculation of FFO. As such, we recognized impairment losses of $2.1 million (related to the 20/20 Building, owned through investment in Fund XI-XII-REIT Joint Venture), $0, and $7.6 million (related to the 5000 Corporate Court Building) during the years ended December 31, 2008, 2007, and 2006 respectively;

•

In accordance with GAAP, we recognized straight-line rental revenue and adjustments to straight-line receivables as a result of lease terminations of approximately $1.2 million, $7.8 million, and $12.2 million for the years ended December 31, 2008, 2007, and 2006, respectively;

•

Amortization of deferred financing costs of approximately $2.5 million, $2.1 million, and $1.8 million was recognized as interest expense for the years ended December 31, 2008, 2007, and 2006, respectively;

•	A loss on extinguishment of debt of approximately $164,000 was recognized for the year ended December 31, 2007;

•

Amortization of above-market/below-market in-place leases and lease incentives were recorded as net increases/(decreases) to revenues in the accompanying consolidated statements of income of approximately $3.2 million, $(0.5) million, and $1.6 million for the years ended December 31, 2008, 2007, and 2006, respectively;

•

The noncash portion of compensation expense related to shares issued under the 2007 Omnibus Incentive Plan recorded as general and administrative expense in the accompanying consolidated statements of income totaled approximately $3.8 million and $3.7 million for the years ended December 31, 2008 and 2007, respectively; and

•

The noncash portion of interest income related to the amortization of discounts associated with the investment in mezzanine debt recorded as interest and other income in the accompanying consolidated statements of income totaled approximately $0.8 million for the year ended December 31, 2008.

Cash Item Excluded from Net Income:

•

Master lease payments under various lease arrangements are not reflected in our net income. Such payments of approximately $1.0 million were received for the year ended December 31, 2006 related to a property acquired during the first quarter 2006. No master lease proceeds or agreements existed during calendar year 2008 or 2007. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“Piedmont Sub”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. Except for holding 20,000 limited partnership units in Piedmont OP, our operating partnership, Piedmont Sub, had no operations for the twelve months ended December 31, 2008.

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

Estimating the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which would impact the amount of our reported net income.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present for wholly-owned properties, which indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. For our investments in unconsolidated joint ventures, we assess the fair value of our investment, as compared to our carrying amount. If we determine that the carrying value is greater than the fair value at any measurement date, we must also determine if such a difference is temporary in nature. Value fluctuations which are “other than temporary” in nature are then adjusted to the fair value amount.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no material impairment in the carrying value of our wholly-owned real estate assets in 2008. However, we did record our proportionate share of a charge taken on a building (the 20/20 Building) owned through an unconsolidated joint venture which was deemed “other than temporary” in nature during the third quarter 2008. See Note 6 to our accompanying consolidated financial statements for further detail.

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

Investment in Variable Interest Entities

FIN 46R, a modification of FIN No. 46, Consolidation of Variable Interest Entities, clarified the methodology for determining whether an entity is a Variable Interest Entity (“VIE”) and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Generally, expected losses and expected residual returns are the anticipated negative and positive variability, respectively, in the fair value of the VIE’s net assets.

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

Interest Rate Swap

When we enter into an interest rate swap agreement to hedge our exposure to changing interest rates on our variable rate debt instruments, as required by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we record all derivatives on the balance sheet at fair value. We reassess the effectiveness of our derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in the consolidated statements of income in the current period. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are also recorded as gain/(loss) on interest rate swap in the consolidated income statements as incurred. Currently, we do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as cash flow hedges.

Related-Party Transactions and Agreements

For the period from January 1, 2006 through the closing of the Internalization transaction on April 16, 2007, Piedmont was a party to and incurred expenses under agreements with Piedmont’s former external advisor and its affiliates, whereby we paid certain fees or reimbursements for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. See Note 16 of our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Contractual Obligations

Our contractual obligations as of December 31, 2008 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt(1)	$1,523,625	$—	$371,100	$45,000	$1,107,525
Operating lease obligations	80,526	636	1,272	1,500	77,118

Total	$1,604,151	$636	$372,372	$46,500	1,184,643

(1)

Amounts include principal payments only. We made interest payments of $73.2 million during the year ended December 31, 2008 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 8 of our accompanying consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our $500 Million Unsecured Facility and our $250 Million Unsecured Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, a significant portion of our debt is based on fixed interest rates to hedge against instability in the credit markets, and we have effectively fixed the interest rate on our $250 Million Unsecured Term Loan through an interest rate swap agreement. We do not enter into derivative or interest rate transactions for speculative purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2008, our consolidated debt consisted of the following (in thousands):

	2009	2010		2011		2012	2013	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$—		$121,100	(3)	$—	$—	$—	$121,100
Variable rate average interest rate	—	—		2.19	%(1)	—	—	—	—
Fixed rate repayments	$—	$250,000	(4)	$—		$45,000	$—	$1,107,525	$1,402,525
Fixed rate average interest rate(2)	—	4.97%		—		5.20%	—	5.16%	5.13%

(1)

Rate is equal to the weighted-average interest rate on all outstanding draws as of December 31, 2008. We may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All selections are subject to an additional spread over the selected rate based on our current credit rating (0.475% as of December 31, 2008).

(2)	See Note 8 of our accompanying consolidated financial statements for further details on our debt structure.
(3)	Amount maturing represents the outstanding balance as of December 31, 2008 on the $500 Million Unsecured Line of Credit, which may be extended, upon payment of a 15 basis point fee, to August 2012.
(4)	Amount maturing represents the outstanding balance as of December 31, 2008 on the $250 Million Unsecured Term Loan, which may be extended, upon payment of a 25 basis point fee, to June 2011.

As of December 31, 2007, our consolidated debt consisted of the following (in thousands):

	2008	2009	2010	2011		2012	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$—	$—	$89,000		$—	$—	$89,000
Variable rate average interest rate	—	—	—	5.41	%(1)	—	—	—
Fixed rate repayments(2)	$34,431	$295	$337	$386		$45,433	$1,131,648	$1,212,530
Fixed rate average interest rate(3)	6.45%	13.50%	13.50%	13.50%		5.28%	5.34%	5.37%

(1)

Rate is equal to the weighted-average interest rate on all outstanding draws as of December 31, 2007. We may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All selections are subject to an additional spread over the selected rate based on our credit rating (0.475% as of December 31, 2007).

(2)

Includes scheduled principal repayments of approximately $286,000, $295,000, $337,000, $386,000, $433,000 and $24,123,000 for the years ended December 31, 2008, 2009, 2010, 2011, 2012 and thereafter, respectively, related to the One Brattle Square Building Mortgage Note, which we repaid in its entirety in March 2008.

(3)

Weighted average interest rates include a contractual increase in the One Brattle Square Building Mortgage Note from 8.50% to 13.50% effective March 2008; however, as mentioned above, we repaid the loan in its entirety before the rate increase occurred.

As of December 31, 2008 and 2007, the estimated fair values of the line of credit and notes payable above were $1.4 billion and $1.3 billion, respectively. Additionally, the notional amount of our interest rate swap is $250.0 Million, and it carries a fixed interest rate of 4.97% as of December 31, 2008.

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

A change in the interest rate on the fixed portion of our debt portfolio, or on the $250 Million Unsecured Term Loan which is effectively fixed through an interest rate swap, impacts the net financial instrument position but has no impact on interest incurred or cash flows.

As of December 31, 2008, a 1% change in interest rates would cause interest expense on our existing floating-rate debt to change by approximately $1.2 million per annum.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2008 or 2007.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2008, our system of internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

Executive Officers and Directors

Name	Position(s)	Age	Year First Became a Director or Officer
W. Wayne Woody	Director* and Chairman of the Board of Directors	67	2003

Michael R. Buchanan	Director*	61	2002

Wesley E. Cantrell	Director*	74	2007

William H. Keogler, Jr.	Director*	63	1998

Donald S. Moss	Director*	73	1998

Frank C. McDowell	Director*	59	2008

Jeffrey L. Swope	Director*	58	2008

Donald A. Miller, CFA	Chief Executive Officer, President and Director	46	2007

Robert E. Bowers	Chief Financial Officer, Executive Vice President, Secretary, and Treasurer	52	2007

Laura P. Moon	Senior Vice President and Chief Accounting Officer	38	2007

Raymond L. Owens	Executive Vice President-Capital Markets	50	2007

Carroll A. Reddic, IV	Executive Vice President-Real Estate Operations	43	2007

*	Indicates that such director is considered independent under the NYSE independence standards as determined by our board of directors.

W. Wayne Woody has served as an independent director of our company since 2003 and he was appointed Chairman of the board of directors on May 9, 2007. He served as the Interim Chief Financial Officer for Legacy Investment Group, a boutique investment firm, from 2000 to 2001. From 1968 until his retirement in 1999, Mr. Woody was employed by KPMG LLP and its predecessor firms, Peat Marwick Mitchell & Co. and Peat Marwick Main. As a Senior Partner of KMPG, he served in a number of key positions, including Securities and Exchange Commission Reviewing Partner and Partner-in-Charge of Professional Practice and Firm Risk Management for the southeastern United States and Puerto Rico. Mr. Woody was also a member of the board of directors of KPMG from 1990 through 1994. Prior to joining KPMG, Mr. Woody was a Principal Budget Analyst for the State of Georgia Office of Planning and Budget, where he reviewed, analyzed and presented the Governor’s budget proposals to the state legislature. Mr. Woody is a former Chairman of the Audit committee for the City of Atlanta. He was also a director and the former Chairman of the audit committee of the Metropolitan Atlanta Chapter of the American Red Cross. Mr. Woody is a former member of the board of directors for the Metropolitan Atlanta Chapter of the American Heart Association. Since 2003, he has served as a director of American HomePatient, Inc., a publicly traded home health care provider, and as a trustee of the Wells Family of Real Estate Funds, a REIT-index mutual fund. Prior to April 16, 2007, he was also a director of Wells Real Estate Investment Trust II, Inc. In addition, he formerly served as a trustee and chairman of the Finance Committee for the Georgia State University Foundation. Mr. Woody previously served a three-year term as Chairman of the Board of Trustees of the Georgia Center for the Visually Impaired. Mr. Woody received a Bachelor of Science degree from Middle Tennessee State University and a Master’s of Business Administration degree from Georgia State University. He is a retired Certified Public Accountant in Georgia and North Carolina.

Michael R. Buchanan has served as an independent director of our company since 2002. Mr. Buchanan also currently serves as director of D.R. Horton, Inc., a publicly held residential development company. He was employed by Bank of America, N.A. and its predecessor banks, NationsBank and C&S National Bank, from 1972 until his retirement in March 2002. Mr. Buchanan has over 30 years of real estate banking and financial experience and, while at Bank of America, he held several key positions, including Managing Director of the Real Estate Banking Group, where he managed approximately 1,100 associates in 90 offices from 1998 until his retirement. This group was responsible for providing real estate loans, including construction, acquisition, development and bridge financing for the commercial and residential real estate industry, as well as providing structured financing for REITs. Mr. Buchanan served as a trustee of Wells Family of Real Estate Funds, a REIT-index mutual fund, from 2002 to 2008. Mr. Buchanan is a graduate of the University of Kentucky where he earned a Bachelor of Economics degree and a Master’s of Business Administration degree. He also attended Harvard University in the graduate program for management development.

Wesley E. Cantrell has served as an independent director of our company since 2007. He was employed by Lanier Worldwide, Inc. (formerly NYSE: LR), a global document management company, from 1955 until his retirement in 2001. While at Lanier, Mr. Cantrell served in a number of key positions, including President from 1977 to 1987, President and Chief Executive Officer from 1987-1999, and Chairman and Chief Executive Officer from 1999 to 2001. During his time at Lanier, Mr. Cantrell oversaw the company’s sales increase from less than $100 million to over $1.4 billion and successfully transitioned the company through several major technology changes while repositioning a competitive U.S.- based company into a global competitor. More recently, in May 2007, Mr. Cantrell co-authored the book, High-Performance Ethics: 10 Timeless Principles for Next-Generation Leadership. The book emphasizes integrity and ethical decision-making as essential elements for any successful business. Mr. Cantrell is currently a director for AnnTaylor Stores Corporation (NYSE: ANN), a publicly traded women’s specialty retailer listed on the NYSE, and previously served as a director for First Union National Bank of Atlanta and briefly served as a director of Institutional REIT, Inc., a public program newly sponsored by our former advisor. Mr. Cantrell graduated from the Southern Technical Institute with highest honors and was awarded an honorary doctorate from Southern Polytechnic State University.

William H. Keogler, Jr. has served as an independent director of our company since 1998. From December 1974 to July 1982, Mr. Keogler was employed by Robinson-Humphrey, Inc., an investment banking company, brokerage and trading firm, as the Director of Fixed Income Trading Departments responsible for municipal bond trading and municipal research, corporate and government bond trading, unit trusts and SBA/FHA loans, as well as being a member of the board of directors. From July 1982 to October 1984, Mr. Keogler was Executive Vice President, Chief Operating Officer, Chairman of the Executive Investment Committee and member of the board of directors and Chairman of the Managed Funds Association Advisory Board for the Financial Service Corporation. In March 1985, Mr. Keogler founded Keogler, Morgan & Company, Inc., a full-service brokerage firm, and Keogler Investment Advisory, Inc., an investment advisory firm, in which he served as Chairman of the Board, President and Chief Executive Officer. In January 1997, both companies were sold to SunAmerica, Inc., a publicly traded NYSE-listed company. Mr. Keogler continued to serve as President and Chief Executive Officer of these companies until his retirement in January 1998. In addition, Mr. Keogler has served as a trustee of Wells Family of Real Estate Funds, a REIT-index mutual fund, since 2001.

Donald S. Moss has served as an independent director of our company since 1998. He was employed by Avon Products, Inc. (NYSE: AVP), a publicly traded global beauty company listed on the NYSE, from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations-Worldwide from 1976 to 1979, Group Vice President of Sales-Worldwide from 1979 to 1980, Senior Vice President-International from 1980 to 1983, and Group Vice President-Human Resources and Administration from 1983 until his retirement in 1986. Mr. Moss served as a trustee of the Wells Family of Real Estate Funds, a REIT-index mutual fund, from 1998 until 2008 and has served as a director of Wells Timberland REIT, Inc. since 2006. Prior to April 16, 2007, he also served as a director of Wells Real Estate Investment Trust II, Inc. Mr. Moss was also a member of the board of directors of Avon Canada, Avon Japan, Avon Thailand, and Avon Malaysia from 1980 to 1983. Mr. Moss is a former director of The Atlanta Athletic Club. He was the National Treasurer and a director of the Girls Clubs of America from 1973 to 1976. Mr. Moss attended the University of Illinois where he majored in business.

Frank C. McDowell has served as an independent director of our company since June 13, 2008. From 1995 until his retirement in 2004, Mr. McDowell served as President, Chief Executive Officer and Director of BRE Properties, Inc., a self-administered equity REIT, which owns and operates income-producing properties, primarily apartments, in selected Western U.S. markets. From 1992 to 1995, Mr. McDowell was chairman and CEO of Cardinal Realty, the nation's fifteenth largest apartment management company and the nineteenth largest owner of multifamily housing at the time. Before joining Cardinal Realty Services, Mr. McDowell had served as a senior executive and head of real estate at First Interstate Bank of Texas and Allied Bancshares, where he had responsibility for regional management, real estate lending and problem asset workout. Mr. McDowell holds a Masters Degree in Business Administration from the University of Texas at Austin, where he also earned his undergraduate degree. Mr. McDowell was also a licensed CPA in Texas from 1973 – 1993.

Jeffrey L. Swope joined our board of directors in October 14, 2008. Mr. Swope has handled the acquisition, financing, leasing and asset management of over 50 million square feet of office, industrial, and retail space with an aggregate value exceeding $3.0 billion during his 35 year career in the commercial real estate industry. He began his career at Trammell Crow Company in 1973 and became a partner in the firm in 1977. In 1980, he became one of the co-founders of Centre Development Co., Inc., serving as Partner in charge of industrial and land development. In 1991, Mr. Swope formed Champion Partners Ltd. where, as Managing Partner and Chief Executive Officer, he has lead the firm to its current status as a nationwide developer and investor of office, industrial and retail properties. His professional accomplishments have included being the Founding Chairman of the Real Estate Council, President of the North Texas Chapter of the National Association of Industrial and Office Properties, Founding Chairman of the Real Estate and Finance Center at the University of Texas at Austin, and Trustee of the Urban Land Institute. Mr. Swope has been recognized as a Hall of Fame Member of the Dallas Board of Realtors. He also serves on the University of Texas at Austin Business School Advisory Board and as a Trustee of the Business School Foundation at the University. Mr. Swope graduated with both a Bachelors and a Masters degree in Business Administration from the University of Texas.

Donald A. Miller, CFA, has served as our Chief Executive Officer, President, and a member of our board of directors since February 2007. From 2003 to 2007, Mr. Miller was a Vice President of Wells REF and a Senior Vice President of Wells Capital, Inc. (“Wells Capital”) In such capacities, he was responsible for directing all aspects of the acquisitions, dispositions, property management, construction and leasing groups for Wells REF, Wells Capital and their affiliates in connection with these entities providing services to our company under advisory, asset management and property management agreements to which we were a party prior to April 16, 2007. Prior to joining Wells REF and Wells Capital, Mr. Miller joined and ultimately headed the U.S. equity real estate operations, including acquisitions, dispositions, financing and investment management, of Lend Lease, a leading international commercial office, retail and residential property group from 1994 to 2003. Prior to joining Lend Lease, Mr. Miller was responsible for regional acquisitions for Prentiss Properties Realty Advisors, a predecessor entity to Prentiss Properties Trust, a publicly traded, self-administered and self-managed real estate investment trust (which was acquired by Brandywine Realty Trust in 2005). Earlier in his career, Mr. Miller worked in the pension investment management department of Delta Air Lines and was responsible for real estate and international equity investment programs. Mr. Miller is a Chartered Financial Analyst. He received a B.A. from Furman University in Greenville, South Carolina. He is a member of Urban Land Institute (ULI), National Association of Industrial and Office Properties (NAIOP) and the National Association of Real Estate Investment Trusts (NAREIT).

Robert E. Bowers has served as our Chief Financial Officer since April 2007. A 24-year veteran of the financial services industry, Mr. Bowers’ experience includes investor relations, debt and capital infusion, structuring of initial public offerings, budgeting and forecasting, financial management and strategic planning. Mr. Bowers is also responsible for management of our information technology, risk management and human resource functions. From 2004 until 2007, he served as Chief Financial Officer and Vice President of Wells REF and was a Senior Vice President of Wells Capital. Prior to joining Wells REF and Wells Capital in 2004, Mr. Bowers served as a business financial consultant, and provided strategic financial counsel to a range of organizations, including venture capital funds, public corporations and businesses considering listing on a national securities exchange. Mr. Bowers was previously Chief Financial Officer and Director of NetBank, Inc. from 1997 to 2002. From 1984 to 1996, Mr. Bowers was Chief Financial Officer and Director of Stockholder Systems, Inc., an Atlanta, Georgia-based financial applications company and its successor, CheckFree Corporation. Mr. Bowers began his career in 1978 as an audit manager for Arthur Andersen & Company in Atlanta. Mr. Bowers earned a Bachelor of Science in Accounting from Auburn University, where he graduated summa cum laude. He is a Certified Public Accountant and serves on the boards of several Atlanta-area non-profit organizations and on the Auburn University Business School Advisory Board.

Laura P. Moon has served as our Senior Vice President and Chief Accounting Officer since April 2007. In this role she is responsible for all general ledger accounting, financial and tax reporting, forecasting, and treasury functions. Prior to joining us, Ms. Moon had been Vice President and Chief Accounting Officer at Wells REF since 2005 where she had responsibility for all general ledger accounting, financial and tax reporting, and internal audit supervision for 19 public registrants as well as several private real estate partnerships. From 2003 to 2005, Ms. Moon served as Senior Director of Financial Planning and Analysis for ChoicePoint, Inc., which provides technology, software, information and marketing services to help manage economic and physical risks. Ms. Moon was responsible for budgeting and forecasting for ChoicePoint as well as valuation and structuring for all of ChoicePoint’s acquisitions. In addition, she supported certain Investor Relations activities. From 1999 to 2002, Ms. Moon served as Chief Accounting Officer of NetBank, Inc. and Chief Financial Officer of NetBank, FSB where she was responsible for the day-to-day management of all financial and tax matters. From 1991 until 1999, Ms. Moon was employed by Deloitte & Touche LLP as a senior manager in the audit and attest division, where she specialized in mergers & acquisitions in addition to serving clients in the banking sector. Ms. Moon is a Certified Public Accountant. She earned a Bachelor of Business Administration in Accounting from the University of Georgia.

Raymond L. Owens has served as our Executive Vice President—Capital Markets since April 16, 2007. In this capacity, Mr. Owens is responsible for acquisition, disposition and financing activities of our company. Prior to joining us, Mr. Owens spent five years as a Managing Director—Capital Markets for Wells REF, where he oversaw its western regional acquisition team and its real estate finance team. He was responsible for directing the negotiation and acquisition of properties in the western United States and managed all property financing activity for our former advisor across the United States. Mr. Owens has more than 26 years of experience in acquisitions, asset management, investment management, finance, and business development. Mr. Owens served as Senior Vice President for PM Realty Group, a national, full-service commercial real estate firm, from 1997 to 2002, overseeing all management operations in Atlanta, Washington, D.C., Chicago, and New York. Before joining PM Realty Group, Mr. Owens served as Vice President at General Electric Asset Management, where he managed and negotiated dispositions as well as third-party, nonrecourse financing for real estate assets. He also held leadership positions at Aetna Realty Investors from 1982 to 1991, Travelers Realty Investment Company from 1991 to 1994, and HPI Realty Partners/The Koll Company from 1994 to 1995. Mr. Owens is a member of the National Association of Real Estate Investment Managers (NAREIM), the National Association of Industrial & Office Properties (NAIOP), the Urban Land Institute (ULI), and the Mortgage Bankers Association (MBA). He earned a Bachelor of Arts in Economics and a Master’s of Business Administration in Marketing, with a concentration in real estate, from the University of Michigan.

Carroll A. (“Bo”) Reddic, IV has served as our Executive Vice President for Real Estate Operations since April 16, 2007. His responsibilities include leading our company’s asset and property management divisions. Additionally, he provides oversight to our company’s construction management and tenant relationship functions. From 2005 to 2007, Mr. Reddic was a Managing Director in the Asset Management Department at Wells REF, where he was responsible for supervising the firm’s asset management function in its Midwest and South regions. Additionally, he served in a deputy department head capacity of the Asset Management Department. From September 30, 2005 to April 15, 2007, Mr. Reddic served on the board of directors and was the membership chairman for Wells REF’s political action committee, Wells PAC. Mr. Reddic has 20 years of institutional real estate experience. Prior to joining Wells REF in January 2005, Mr. Reddic was an Executive Director with Morgan Stanley (including the predecessor companies of The Yarmouth Group and Lend Lease

Real Estate Investments) from February 1990 to December 2004, where he served as portfolio manager for domestic commingled investment funds and international separate account portfolios. Prior to his portfolio manager responsibilities, he was a member of the Atlanta satellite office, specializing in acquisitions, asset management, and dispositions. Prior to joining The Yarmouth Group, Mr. Reddic was employed at Laventhol & Horwath, an accounting firm, in its real estate consulting and appraisal division. Mr. Reddic received a Bachelor of Science degree in Industrial Management and a Certificate in Industrial Psychology, with honors, from the Georgia Institute of Technology and a Master of City Planning degree from the Georgia Institute of Technology. He is a member of the National Association of Industrial & Office Properties (NAIOP), the Urban Land Institute (ULI) and the American Planning Association (APA). Additionally, Mr. Reddic is a Trustee of NAIOP-PAC and a member of the Advisory Board for the City and Regional Planning Program at Georgia Tech.

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

The Audit Committee

Our board of directors has established a standing audit committee comprised of Messrs. Woody, Keogler and Moss. Each member of the audit committee meets the independence, experience, financial literacy and expertise requirements of the NYSE, the Sarbanes-Oxley Act of 2002, the Exchange Act, and applicable rules and regulations of the SEC, all as in effect from time to time. The board of directors has determined that Mr. Woody satisfies the requirements for an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to file reports of ownership and changes in ownership of such stock with the SEC. Based solely on our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

Despite a challenging economic environment, particularly during the last six months of 2008, Piedmont increased its income from continuing operations by approximately $19 million, or $0.04 per share on a fully diluted basis, which equates to 4% growth in Funds From Operations (“FFO”) as compared with fiscal 2007. These results exceeded the performance of most companies in our peer group, many of whom reported decreases in their income from continuing operations or increased losses from continuing operations based on a year to year comparison of their continuing operations. In addition, these results exceeded the targets of many of the metrics on both our short and long- term incentive compensation plans during 2008. As 80% of our executive’s annual short-term incentive opportunity was tied to specific corporate performance objectives, we paid out 105% of target based on these results. In addition, we made discretionary awards of restricted stock during 2007 based on each officer’s salary level, experience, and performance during the period from April 16, 2007 to December 31 2007 as well as the recommendations from our compensation consultant regarding comparability with awards to officers of our peer group of office REITs. During 2008 we also adopted a more formal long-term incentive compensation plan where future equity-based awards will be based on pre-established corporate performance metrics. The following Compensation Discussion and Analysis explains our compensation philosophy, objectives, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and the other three most highly-compensated executive officers, whom we refer to collectively as our named executive officers (“NEOs”), as determined in accordance with applicable SEC rules.

Compensation Committee Members, Independence and Responsibilities

Our executive compensation program is administered by the compensation committee of our board of directors. The compensation committee is comprised solely of non-employee directors who meet the independence requirements of the NYSE, and currently includes Donald S. Moss (Chairman), Wesley E. Cantrell, Frank C. McDowell, and Jeffrey L. Swope.

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

With respect to the compensation of executive officers other than the Chief Executive Officer, the compensation committee is responsible for:

•	reviewing and approving the compensation; and

•	reviewing and approving grants and awards under all incentive-based compensation plans and equity-based plans.

If the compensation committee deems it advisable, it can make recommendations to the board of directors with respect to the compensation of executive officers other than the Chief Executive Officer for final approval.

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

Role of the Compensation Consultant

The compensation committee utilizes the services of a compensation consultant employed by Watson Wyatt, a nationally recognized compensation consulting firm, to assist us in analyzing competitive executive compensation levels and evaluating and implementing our compensation program. Our compensation consultant has not been engaged by management or any of our executive officers to perform any work on behalf of management collectively or the executive officers individually during 2008. The compensation committee considers our compensation consultant to be independent.

During 2008, our compensation consultant met with both management and the compensation committee jointly as well as individually and provided advice and recommendations regarding the establishment of our Short and Long Term Incentive Compensation Plans for our employees as well as our named executive officers. Our compensation consultant also provided our compensation committee input on our director compensation program as well as competitive market compensation data and recommendations for pay levels for each component of our executive compensation program.

Our compensation consultant also provided advice and recommendations surrounding our awards to both our named executive officers as well as our employee base as a whole. The compensation consultant attends compensation committee meetings as appropriate and consults with our compensation committee Chairman, our Senior Director of Human Resources as well as our Chief Executive Officer and senior management team on compensation related issues.

We anticipate that our compensation consultant will have a similar role in 2009.

Peer Data

During 2008 our compensation consultant provided competitive market compensation data from two market sources: (a) proxy statements and Form 4 filings from a peer group of 14 publicly-traded REITS; and (b) the National Association of Real Estate Investment Trusts 2008 Compensation Survey (a published survey of REIT executive compensation practices). The peer group mentioned in source (a) above consisted of 11 public REITs with a substantial office portfolio recommended by our compensation consultant. The peer group consisted of the following companies:

• Brandywine Realty Trust	• Kilroy Realty Corporation

• Corporate Office Properties Trust	• Lexington Corporate Properties Trust

• Cousins Properties Incorporated	• Mack-Cali Realty Corporation

• Douglas Emmett, Inc.	• Maguire Properties, Inc.

• Duke Realty Corporation	• SL Green Realty Corp

• Highwoods Properties, Inc.

In addition, the compensation committee also supplementally reviewed compensation information of three other companies with significant office portfolios; however, the compensation committee deferred making any change to the peer group until 2009 as the data did not significantly change the overall findings. As such, the companies in the peer group listed above are consistent with the 2007 peer group.

The data extracted from the NAREIT survey referred to in source (b) above included data from the aggregate REIT group, the office REIT group, and REITs with a market capitalization between three and six billion.

In general, the peer group data serves as the primary market data point for our Chief Executive Officer and Chief Financial Officer’s compensation (with the published survey providing supplemental data) and the published survey data serves as the primary market data point for our two Executive Vice Presidents and Chief Accounting Officer because their specific positions are generally not included in the peer group’s population of named executive officers.

Our compensation committee considers peer data as one factor in making decisions about our named executive officers’ compensation. The compensation committee also considers other factors such as each executive officer’s experience, scope of responsibilities, performance and prospects; internal equity in relation to other executive officers with similar levels of experience, scope of responsibilities, performance, and prospects; and individual performance of each named executive officer during their tenure with Piedmont. In general it is our objective to target our executive officers total direct compensation, which we define as base salary, short-term cash incentive compensation and long-term equity compensation, to the median of the competitive market. On average across the group of our named executive officers, our total direct compensation was deemed to approximate the market median of both the peer group (if available) and the published survey, although the competitiveness varies by position. However, our compensation committee also noted that our aggregate executive compensation for our named executive officers is in the bottom quartile relative to our peers when compared with the aggregate total compensation of our peers five most highly compensated employees.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer annually reviews the performance of each of the other named executive officers. He also considers the recommendations of the compensation consultant as well as the recommendations of our Chief Financial Officer with regard to the performance of our Chief Accounting Officer. Based on this review and input, he makes compensation recommendations to the compensation committee for all executive officers other than himself, including recommendations for performance targets, base salary adjustments, the discretionary components of our short-term cash incentive compensation, and long-term equity-based incentive awards. The compensation committee considers these recommendations along with data and input provided by its other advisors. The compensation committee retains full discretion to set all compensation for the executive officers.

Summary of Employment Agreements with our Named Executive Officers

We are currently party to employment agreements with each of our named executive officers. These agreements were put in place in 2007 and remained unchanged during 2008. Base salaries and target short-term cash incentive compensation (expressed as a percentage of their base salary) for the named executive officers for 2008 were as follows:

		Annual Short-Term Cash Incentive Compensation as a % of Base Salary
Name and Position	Annual Base Salary	Threshold	Target	Maximum
Donald A. Miller, CFA	$624,000	50%	100%	175%
Chief Executive Officer

Robert E. Bowers	$410,000	40%	80%	120%
Chief Financial Officer

Laura P. Moon	$209,000	25%	50%	75%
SVP and Chief Accounting Officer

Raymond L. Owens	$235,000	35%	70%	105%
EVP—Capital Markets

Carroll A. Reddic, IV	$237,500	35%	70%	105%
EVP—Real Estate Operations

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

Benefits. All of our named executive officers participate in the health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance, and our 401(k) plan that are generally available to the rest of our employees. We do not have any special benefits or retirement plans for our named executive officers other than an annual physical for our Chief Executive Officer.

Severance. Each of our named executive officers is entitled to receive severance payments under certain circumstances in the event that their employment is terminated. These circumstances and payments are described below under “—Potential Payments Upon Termination or Change of Control.” Our compensation committee believes that the negotiation of these severance payments was an important factor in attracting the named executive officers to join us in 2007.

Elements of 2008 Executive Compensation

The following is a discussion of the base salary, short-term cash incentive compensation and long-term equity compensation that we paid to the named executive officers for 2008.

Base Salary. Our compensation committee believes that payment of a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and qualified executives. The goal of our base salary program is to provide salaries at a level that allows us to attract and retain qualified executives while preserving significant flexibility to recognize and reward individual performance with other elements of the overall compensation program. Base salary levels also affect the short-term cash incentive compensation because each named executive officer’s target opportunity is expressed as a percentage of base salary. The following items are generally considered by the compensation committee when determining base salary annual increases, however no particular weight is assigned to an individual item:

•	market data provided by the compensation consultant;

•	comparability to compensation practices of other office REITs of similar size;

•	our financial resources;

•	the executive officer’s experience, scope of responsibilities, performance and prospects;

•	internal equity in relation to other executive officers with similar levels of experience, scope of responsibilities, performance, and prospects;

•	individual performance of each named executive officer during the preceding calendar year.

For 2008, our named executive officers received annual merit increases averaging 3.9%, consistent with the merit increases awarded to our broader employee base. The increases were awarded after considering the recommendations of our Chief Executive Officer with regard to each executive’s performance during the period from April 16, 2007 to December 31, 2007 and were approved by the compensation committee.

In addition to an annual base salary review, the compensation committee may also consider a base salary review upon a promotion or other change in job responsibility; however no such adjustments were made during 2008.

Short-Term Cash Incentive Compensation Plan. The employment agreements described above provide for target bonuses for each of the named executive officers as a percentage of such named executive officer’s annual base salary. During 2008, our compensation committee approved a Short-Term Incentive Compensation Plan (the “STIC Plan”) which allows the actual bonuses under these employment agreements to be increased or decreased based on performance against pre-established performance objectives. Under the STIC Plan, there are four measures considered. Three of the measures are based on specific corporate metrics measured on a quantitative basis and the fourth measure, Board Discretion is considered on a qualitative basis. The following table sets forth the actual performance as compared to the minimum, target, and maximum goals for the three quantitative performance metrics and the weighting assigned to each measure for the 2008 STIC Plan:

	Goal				Actual Performance	Weight
Measure	Minimum	Target	Maximum
Adjusted Net Income Target	$252.5	$280.6	$308.7	(1)	$285.6	x 30%
Absolute FFO Growth	(3.0%)	2%	7%	(1)	3.95%	x 25%
Weighted Average Committed Capital Per Sq. Foot	$3.62	$3.29	$2.96	(1)	$3.444	x 25%
Board Discretion	Qualitative	Qualitative	Qualitative		Qualitative	x 20%

Total						100%

(1)	In the case of our Chief Executive Officer, the Maximum goal would be:
•	$322.7 million for the Adjusted Net Income metric;
•	7.5% for the Absolute FFO Growth metric; and
•	$2.80 for the Weighted Average Committed Capital Per Sq. Foot metric.

Adjusted Net Income (“ANI”) Target is an internally defined performance metric derived from our annual budget which mirrors the calculation of the widely recognized Funds From Operations (“FFO”) metric that is used in the real estate industry, with the exception that certain non-recurring items such as lease termination income and expense and impairment charges are either removed or matched to occur in the same period regardless of when such items would be recognized in an FFO calculation.

Absolute FFO growth is considered important because a company’s ability to grow FFO from year to year often dictates the multiple that will be assigned to our company when an equity analyst values our company’s securities.

Weighted Average Committed Capital per Square Foot measures the future capital outlays that our management team has committed to in order to execute leases during the current year. This metric serves as a cross-check to ensure that management does not trade long-term capital expenditures to procure short-term growth in FFO.

The Board Discretion component is considered important as it allows the Board of Directors to appropriately reward aspects of the management team’s performance that may not be captured through the use of the quantitative metrics. This component was particularly important in the inaugural year of the STIC Plan as the committee did not have a history of performance with regard to some of the particular metrics outlined above.

In general, the compensation committee established targets for the above metrics that were considered achievable, but not without above average performance. In particular, the committee noted that targets expressed in terms of percentage (most notably FFO growth) are more difficult to achieve when starting with Piedmont’s sizable “base” than they are for smaller companies and given the long-term nature of our leases it is difficult to significantly impact the operations of Piedmont during a twelve month period.

In February 2009, company and individual performance for the 2008 service period was assessed in accordance with the terms of the STIC Plan by the compensation committee and awards to each of the named executive officers were made as follows:

Name	2008 Target Bonus ($)	2008 Actual Bonus ($)
Mr. Miller	624,000	682,648
Mr. Bowers	328,000	334,228
Ms. Moon	104,500	106,484
Mr. Owens	164,500	167,623
Mr. Reddic	166,250	169,407

The Committee determined each executive's actual award set forth above based upon the three performance metrics under the STIC Plan (Adjusted Net Income, Absolute FFO Growth and Weighted Average Committed Capital Per Sq. Foot) and based upon the target amount for the Board Discretion component, which target amount the Committee determined was appropriate for each of the executives other than the CEO after considering their performance reviews by the CEO and the Committee's assessment of their individual contributions to Piedmont during 2008. In the case of our CEO, the committee increased the Board Discretion Component above the target amount by $46,800 (which amount was 50% of the difference between the maximum amount and the target amount for this component of the CEO's bonus) based on the Committee's subjective assessment of the CEO's overall individual performance and his qualitative contributions to Piedmont during 2008, including his leadership of our company during challenging economic times.

Long-Term Incentive Compensation Plan. The objective of our Long-Term Incentive Compensation Plan (“LTIC Plan”) is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies and that is designed to encourage each of our named executive officers, as well as our broader employee base to balance long-term company performance with short-term company goals as well as to remain with the company for an extended period of time.

2007 Omnibus Incentive Plan. During 2007, our stockholders approved, and our board of directors subsequently adopted, the 2007 Omnibus Incentive Plan. The plan was designed in consultation with our compensation consultant and is intended to provide us with the flexibility to offer performance-based compensation, including stock and cash-based incentive awards as part of an overall compensation package to attract, motivate, and retain qualified personnel. Officers, and employees, non-employee directors, or consultants of ours and our subsidiaries are eligible to be granted cash awards, stock options, stock appreciation rights, restricted stock, deferred stock awards, other stock-based awards, dividend equivalent rights, and performance-based awards under the 2007 Omnibus Incentive Plan at the discretion of our compensation committee.

As a REIT, we believe the grant of restricted stock awards is appropriate because our high dividend distribution requirements lead to a significant portion of our total stockholder return being delivered through our dividends. In addition, our stock is not currently traded on a national or over-the-counter exchange so daily valuations necessary to administer option plans are not available. In the future, we anticipate that any additional awards granted will continue to be in the form of restricted stock although we may consider other equity and cash-based programs to the extent they more effectively meet our program objectives and provide more favorable tax treatment to us or the individual employee. We feel that appropriately designed equity awards, particularly those with future vesting provisions, align our employees’ interests with our own interests and those of our stockholders, thereby motivating their efforts on our behalf and strengthening their desire to remain with us.

Grants in 2008 for the 2007 Service Period. On April 21, 2008 we granted equity awards for the service period from April 16, 2007 to December 31, 2007 in conjunction with performance assessments for 2007. Awards were in the form of restricted stock and were granted in accordance with the terms of the 2007 Omnibus Incentive Plan described above; however as we had not yet formalized, and the compensation committee had not yet approved, the LTIC Plan, the awards for the 2007 performance period that were granted in 2008 were discretionary in nature taking into consideration each officer’s salary level, experience, and performance during the period from April 16, 2007 to December 31 2007 as well as the recommendations from our compensation consultant regarding comparability with awards to officers of our peer group of office REITs—see Peer Data above. In making these awards our compensation committee generally targeted the median of the peer group for the group of officers as a whole. Of the awards granted, 25% vests immediately, while the remaining 75% vests annually over the next three years on the grant anniversary date. For information on the number of shares of restricted stock granted to each of the named executive officers during 2008, see “—Grants of Plan Based Awards” below.

Grants for 2008 Service. During 2008 our compensation committee approved the LTIC Plan which provides an opportunity for our employees, including our named executive officers, to earn equity-based compensation based on performance against stated measures. The LTIC Plan for 2008 provides for the following five performance measures with the noted target goals for the three quantitative measures and weights assigned to each measure:

Measure	Goal			Weight
	Minimum	Target	Maximum
Adjusted Net Income Target	$252.5	$280.6	$308.7	x 20%
Annual Comparison to NCREIF Office sub-index	Underperform Target by five percentage points	Match the return of the sub- index	Outperform Target by five percentage points	x 20%
Return on Invested Capital	5.10%	7.6%	10.10%	x 20%
Performance Against Stated Liquidity Objectives	Qualitative	Qualitative	Qualitative	x 20%
Board Discretion	Qualitative	Qualitative	Qualitative	x 20%

Total				100%

Adjusted Net Income (“ANI”) Target is an internally defined performance metric derived from Piedmont’s annual budget which mirrors the calculation of the widely recognized Funds From Operations (“FFO”) metric that is used in the real estate industry with the exception that certain non-recurring items such as lease termination income and expense and impairment charges are either removed or matched to occur in the same period regardless of when such items would be recognized in an FFO calculation.

The Annual Comparison to NCREIF Office sub-index is important because it compares our company’s annual income as well as appreciation of our underlying assets to that of the broader office market.

Return on Invested Capital (defined as Earnings Before Interest and Depreciation as a percentage of our gross assets) compares our return with a target that approximates our weighted average cost of capital and is considered important because it measures how efficiently we deploy the capital that we have raised.

Our Performance Against Stated Liquidity Objectives included specific goals that the Board of Directors deemed important to Piedmont’s overall short and long-term liquidity objectives that did not lend themselves to quantitative measurement.

The Board Discretion component is considered important as it allows the Board of Directors to appropriately reward aspects of the management team’s performance that may not be captured through the use of the quantitative metrics. This component was particularly important in the inaugural year of the STIC Plan as the committee did not have a history of performance with regard to some of the particular metrics outlined above.

In general, the targets that the compensation committee established for the above quantitative metrics were considered achievable, but not without above average performance. For example the Adjusted Net Income Target is highly dependent on the achievement of certain leasing goals and the close management of operating and interest expense. The annual comparison to NCREIF office sub-index target is objectively determined based on the performance of the broader office market and the Return on Invested Capital target is objectively determined by calculating our overall weighted average cost of capital.

As set forth in the Grants of Plan Based Awards table below, our compensation committee has established a target pool of shares of restricted stock for each of our named executive officers under the LTIC Plan. The target pool was determined based on recommendations from our compensation consultant regarding comparability with awards to officers of our peer group of office REITs as well as taking into consideration each officer’s salary and experience level. The target pools may be increased or decreased based on actual performance against the performance measures included in the LTIC Plan based on pre-established increments for each measure. Each measure other than the Performance Against Stated Liquidity Objectives (which will be assessed qualitatively by the Board) and the Board Discretion measure also contains a pre-established maximum increase and decrease.

Upon completion of the 2008 external audit of our financial statements and the determination of our annual net asset value of our shares by our Board of Directors, the actual overall pool of shares available to be awarded for 2008 performance will be calculated based on actual performance against the measures above. Individual awards to each of the named executive officers will ultimately be determined by the compensation committee. These awards promote a performance-focused culture by rewarding employees based upon achievement of company and individual performance, but also motivate our employees to remain with us for an extended period of time as, although the magnitude of the award is performance based, the employee must satisfy additional tenure requirements for the entire award to vest.

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

2008 Executive Compensation Tables

The following table sets forth information concerning the compensation earned during the fiscal year ended December 31, 2008 and during the fiscal year 2007 from their respective employment dates by our named executive officers:

SUMMARY COMPENSATION TABLE FOR 2008

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(4)	Total ($)
Donald A. Miller, CFA	2008		624,000		965,427	682,648	27,032	2,278,906
Chief Executive Officer and President	2007	(1)	565,385	565,000	531,307		9,717	1,671,409

Robert E. Bowers	2008		410,000		399,498	334,228	23,481	1,167,207
Chief Financial Officer, Executive Vice President, Treasurer and Secretary	2007	(1)	275,385	228,000	311,009		7,406	821,800

Laura P. Moon	2008		209,000		146,566	106,484	10,944	474,371
Senior Vice President and Chief Accounting Officer	2007	(1)	138,395	86,000	129,587		6,255	360,237

Raymond L. Owens	2008		235,000		280,306	167,623	23,456	719,462
Executive Vice President—Capital Markets	2007	(1)	154,904	112,000	362,844		11,385	641,133

Carroll A. Reddic, IV	2008		237,500		167,370	169,407	14,630	588,810
Executive Vice President—Real Estate Operations	2007	(1)	154,904	112,000	129,587		5,915	402,406

(1)	Represents amounts earned in 2007 from date of employment as an executive officer of Piedmont (February 2, 2007 for our CEO and April 16, 2007 for all of our other named executive officers).
(2)	Represents payments made in February 2009 under our STIC Plan for the service year ended December 31, 2008.
(3)

Represents the cost recognized for financial statement reporting purposes during the year ended 2008 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”) for restricted stock awards made during or prior to 2008. Pursuant to SEC rules the values are not reduced by an estimate for the probability of forfeiture. As our stock is not currently traded, we estimated the fair value of the awards on the date of grant based on an assumed share price equal to the most recent (as of the grant date) calculated net asset value of our stock reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. The grant date fair value of the restricted stock awards granted during 2008 for the service period April 16, 2007 to December 31, 2007 can be found in the Grants of Plan-Based Awards Table below.

(4)	All other compensation for 2008 was comprised of the following:

Name and Principal Position	Year	Matching Contributions to 401(k) ($)	Premium for Company Paid Life Insurance ($)	Dividends Paid on Outstanding Vested Restricted Stock Awards ($)	Total Other Compensation ($)
Donald A. Miller, CFA	2008	15,500	254	11,278	27,032
Robert E. Bowers	2008	16,625	254	6,602	23,481
Laura P. Moon	2008	7,939	254	2,751	10,944
Raymond L. Owens	2008	15,500	254	7,702	23,456
Carroll A. Reddic, IV	2008	11,625	254	2,751	14,630

The above benefits and dividends were paid pursuant to the same benefit plans offered to all of our employees and at the same dividend rate as all of our stockholders, respectively.

Plan-Based Awards

The table below sets forth the Threshold, Target, and Maximum awards that each of our named executive officers became eligible to earn for fiscal 2008 upon establishment of the STIC and LTIC Plans. In addition, effective April 21, 2008, pursuant to our 2007 Omnibus Incentive Plan and the authorization of the compensation committee, we granted approximately 451,782 shares of deferred stock awards to our employees, including our named executive officers as set forth in the table below. Of the award, 25% vests immediately, while the remaining 75% vests annually over the next three years on the grant anniversary date. We estimated the fair value of the awards on the date of grant based on an assumed share price of $8.70 per share reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate. See Grants in 2008 for the 2007 Service Period above for a complete description of how these awards were determined.

GRANTS OF PLAN-BASED AWARDS FOR 2008

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards:
	Grant Date	Threshold	Target	Maximum	Threshold(3)	Target	Maximum(3)	Number of Shares of Stock	Grant Date Fair Value of Stock Awards
Donald A. Miller, CFA		$312,000	$624,000	$1,092,000
					$175,000	$1,750,000	$1,925,000
	April 21, 2008							143,448	$1,125,536

Robert E. Bowers		$164,000	$328,000	$492,000
					$70,000	$700,000	$770,000
	April 21, 2008							49,195	$386,001

Laura P. Moon		$52,250	$104,500	$156,750
					$20,000	$200,000	$220,000
	April 21, 2008							16,322	$128,066

Raymond L. Owens		$82,250	$164,500	$246,750
					$25,000	$250,000	$275,000
	April 21, 2008							18,391	$144,300

Carroll A. Reddic, IV		$83,125	$166,250	$249,375
					$25,000	$250,000	$275,000
	April 21, 2008							20,690	$162,337

(1)

Represents cash payout opportunity for 2008 under the STIC Plan. For amounts actually earned by the NEOs, see the column “Non-equity Incentive Plan Compensation” in the Summary Compensation Table above.

(2)	Represents equity value of payout opportunity under the quantitative measures of the LTIC Plan. Any amounts earned will be granted in the form of restricted stock in 2009.
(3)

Threshold and Maximum amounts presented do not include any possible future payouts under the LTIC Plan for the two components which must be assessed qualitatively as no range has been established for those components.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding unvested stock awards to our named executive officers as of December 31, 2008. No options to purchase shares of our common stock have ever been awarded or granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2008

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Donald A. Miller, CFA:
May 18, 2007 award	51,250	379,250
April 21, 2008 award	107,586	796,136
Robert E. Bowers
May 18, 2007 award	30,000	222,000
April 21, 2008 award	36,897	273,038
Laura P. Moon
May 18, 2007 award	12,500	92,500
April 21, 2008 award	12,240	90,576
Raymond L. Owens
May 18, 2007 award	35,000	259,000
April 21, 2008 award	13,794	102,076
Carroll A. Reddic, IV
May 18, 2007 award	12,500	92,500
April 21, 2008 award	15,516	114,818

(1)

As our common stock is currently not traded, no market value of our stock is available as of fiscal year end 2008. As such, we estimated the market value of shares of stock that have not vested based on an assumed share price equal to our calculated net asset value as of December 31, 2008 of $7.40 per share.

Stock Vested

The following table provides information regarding vested stock awards to our named executive officers during the year ended December 31, 2008. No options to purchase shares of our common stock have ever been awarded or granted to our named executive officers.

STOCKS VESTED FOR 2008

	Stock Awards
Name	Number of Shares Acquired On Vesting (#)	Value Realized on Vesting ($)(1)
Donald A. Miller, CFA	61,487	534,937
Robert E. Bowers	27,299	237,501
Laura P. Moon	10,330	89,871
Raymond L. Owens	22,098	192,253
Carroll A. Reddic, IV	11,422	99,371

(1)

As our common stock is currently not traded, no market value of our stock is available as of the vesting date. As such, we estimated the value realized on vesting based on an assumed share price equal to our most recent (at the time of vesting) calculated net asset value of $8.70 per share.

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

Under the employment agreements, if an executive resigns without good reason (which includes retirement), or if we terminate an executive for cause, then such executive is only entitled to receive his or her Accrued Benefits.

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

The following table summarizes the potential cash payments and estimated equivalent cash value of benefits generally owed to the named executive officers under the terms of their employment agreements described above upon termination of those agreements under various scenarios:

Name and Principal Position	Without Cause/For Good Reason(1) ($)	Change-in-Control (Termination Without Cause/For Good Reason)(1) ($)	Non-renewal by Us of Initial or Subsequent Term(1) ($)	Death/Disability(1) ($)
Donald A. Miller, CFA(2)	3,991,812	3,036,131	3,959,747	2,455,452
Robert E. Bowers(3)	2,051,048	2,051,048	2,018,983	1,347,103
Laura P. Moon(4)	432,180	432,180	432,180	424,141
Raymond L. Owens(5)	637,179	637,179	637,179	628,141
Carroll A. Reddic, IV(6)	486,018	486,018	486,018	476,884

(1)

Includes the average of a) the annualized 2007 bonus which was paid in January 2008 for the service period from the date of Internalization (April 16, 2007, except for our Chief Executive Officer, which was February 2, 2007) to December 31, 2007 and b) the 2008 bonus which was paid in February 20, 2009 for the calendar 2008 service period.

(2)	Includes $1,175,386 representing the value of unvested equity awards that would vest upon each triggering event.
(3)	Includes $495,038 representing the value of unvested equity awards that would vest upon each triggering event.
(4)	Includes $183,076 representing the value of unvested equity awards that would vest upon each triggering event.
(5)	Includes $361,076 representing the value of unvested equity awards that would vest upon each triggering event.
(6)	Includes $207,318 representing the value of unvested equity awards that would vest upon each triggering event.

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

Cash Compensation

As compensation for serving on board of directors, we pay each of our independent directors an annual retainer of $35,000 and we pay our chairman of the board an additional $65,000 annually. We also pay annual retainers to our committee chairmen in the following amounts:

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

Annual Independent Director Equity Awards

On June 13, 2008, the board of directors approved an annual equity award pursuant to the 2007 Omnibus Incentive Plan for each of the independent directors of $50,000 payable in the form of 5,747 shares of our common stock with an estimated value of $8.70 per share for the 2008 award. The annual equity awards were determined based on the advice and recommendation of our compensation consultant considering comparable awards granted to directors of our peer companies as set forth above. Also on June 13, 2008, approximately 15,000 shares which had been deferred in 2007 were issued to Mssrs. Cantrell, Moss, and Woody. Mr. McDowell and Mr. Swope received their inaugural award of $50,000 payable in the form of 5,747 shares of restricted stock upon their appointments to the board of directors on June 26, 2008 and October 14, 2008, respectively.

The following table sets forth information regarding the compensation that we paid to our directors during the year ended December 31, 2008. Mr. Miller did not receive any separate compensation for his service as director in 2008.

DIRECTOR COMPENSATION FOR 2008

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		All Other Compensation ($)		Total ($)
Michael R. Buchanan	86,250	50,000		—		136,250
Wesley E. Cantrell	87,750	100,000	(2)	734	(3)	188,484
William H. Keogler, Jr.	83,250	50,000				133,250
Frank C. McDowell	37,000	50,000				87,000
Donald S. Moss	92,250	100,000	(2)	734	(3)	192,984
Jeffrey L. Swope	17,750	50,000				67,750
W. Wayne Woody	156,583	100,000	(2)	734	(3)	257,317

(1)

Amount represents the expense recognized for financial statement reporting purposes in 2008, in accordance with FAS 123R based on the estimated fair value as of the date of grant. As our common stock is currently not traded, the grant date fair value of the restricted stock awards was estimated based on an assumed share price equal to our most recent (at the time of vesting) calculated net asset value of $8.70 per share.

(2)	Includes $50,000 of restricted stock issued on June 13, 2008 pursuant to deferred stock awards granted in 2007.
(3)

Represents dividend equivalent rights expensed during the first quarter 2008 pursuant to certain deferred stock awards which Mssrs. Cantrell, Moss and Woody were awarded in 2007. The shares related to the 2007 deferred stock awards were actually issued on June 13, 2008 and the value of the shares is included in the Stock Awards expense presented in this table.

Prior to the adoption of the 2007 Omnibus Incentive Plan, we were subject to the 2000 Independent Director Stock Option Plan (the “Director Option Plan”). Effective April 16, 2007, our board of directors suspended the Director Option Plan. Outstanding awards continued to be governed by the terms of the Director Option Plan; however, all awards made subsequent to April 16, 2007 were made under the 2007 Omnibus Incentive Plan. As such the below table summarizes outstanding director options and shares remaining for future issuance under the 2007 Omnibus Incentive Plan as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	31,000	$12.00	13,451,323
Equity compensation plans not approved by security holders	—	—	—

Total	31,000	$12.00	13,451,323

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

The compensation committee:

Donald S. Moss

Wesley E. Cantrell

Frank C. McDowell

Jeffrey L. Swope

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been employed by us. None of our executive officers currently serves, or in the past three years has served, as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 28, 2009, our current directors and executive officers beneficially owned the following shares:

Name of Beneficial Owner(1)	Shares Beneficially Owned	Percentage
Michael R. Buchanan(2)	17,247	*
Wesley E. Cantrell	7,415	*
William H. Keogler, Jr.(3)	89,213	*
Frank C. McDowell	15,747	*
Donald S. Moss(3)	124,583	*
Jeffrey L. Swope	5,847	*
W. Wayne Woody(4)	16,247	*
Donald A. Miller, CFA(5)	135,364	*
Robert E. Bowers(6)	45,739	*
Laura P. Moon(7)	22,010	*
Raymond L. Owens(8)	38,517	*
Carroll A. Reddic(9)	20,348	*
All officers and directors as a group	538,277	*

*	Less than 1% of the outstanding common stock.

(1)	The address of each of the stockholders is c/o Piedmont Office Realty Trust, Inc., 11695 Johns Creek Parkway, Suite 350, Johns Creek, Georgia 30097.
(2)	Includes options to purchase up to 6,500 shares of common stock, which are exercisable within 60 days of February 28, 2009.
(3)	Includes options to purchase up to 9,500 shares of common stock, which are exercisable within 60 days of February 28, 2009.
(4)	Includes options to purchase up to 5,500 shares of common stock, which are exercisable within 60 days of February 28, 2009.
(5)	Includes 35,862 shares of restricted common stock issued pursuant to our LTIC Plan, which vest within 60 days of February 28, 2009.
(6)	Includes 12,299 shares of restricted common stock issued pursuant to our LTIC Plan, which vest within 60 days of February 28, 2009.
(7)	Includes 4,080 shares of restricted common stock issued pursuant to our LTIC Plan, which vest within 60 days of February 28, 2009.
(8)	Includes 4,598 shares of restricted common stock issued pursuant to our LTIC Plan, which vest within 60 days of February 28, 2009.
(9)	Includes 5,172 shares of restricted common stock issued pursuant to our LTIC Plan, which vest within 60 days of February 28, 2009.

None of the shares beneficially owned by our directors or executive officers are subject to pledge and no other persons own 5% or greater of our common stock

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 2, 2007, we entered into an agreement (the “Agreement”) with certain affiliates of our former advisor. Total consideration of approximately $175 million, comprised entirely of 19,513,650 shares of our common stock was exchanged for, among other things, certain net assets of our former advisor, as well as the termination of our obligation to pay certain fees required pursuant to the terms of the in-place agreements with the advisor including, but not limited to, disposition fees, listing fees, and incentive fees. These transactions were completed on April 16, 2007. Donald A. Miller, CFA, our Chief Executive Officer and President and one of our directors, and Robert E. Bowers, our Chief Financial Officer, Executive Vice President, Secretary, and Treasurer

both received a 1% economic interest in the $175 million consideration due to their 1% ownership interest in the entity that we acquired. Accordingly, Mr. Miller and Mr. Bowers may be subject to certain conflicts of interest with regard to enforcing indemnification provisions contained in the Agreement. See “Risks Related to Conflicts of Interest” in Item 1A. of this Annual Report on Form 10-K for a complete description.

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

Engagement of Ernst & Young LLP

On May 13, 2008, the Audit committee engaged Ernst & Young as our independent auditors to audit our financial statements for the year ended December 31, 2008. The Audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

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

Fees Paid to Principal Auditor

The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services provided by Ernst & Young, including the audits of our annual financial statements, for the years ended December 31, 2008 and 2007, respectively, are set forth in the table below.

	2008	2007
Audit Fees	$638,935	$774,620
Audit-Related Fees	—	363,721
Tax Fees	312,697	578,370
All Other Fees	—	—

Total	$951,632	$1,716,711

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

•

Audit-Related Fees—These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, non recurring agreed-upon procedures and other professional fees associated with transactional activity. During 2007 such fees included a “carve-out” audit associated with the Internalization and comfort letter procedures associated with the registration of shares on Form S-11, and consultation concerning financial accounting and reporting standards.

•

Tax Fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance filings, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax notices, audits and appeals before the IRS and similar state and local agencies.

•	All Other Fees—These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

For the year ended December 31, 2008, all services rendered by Ernst & Young were pre-approved by the audit committee in accordance with the policies and procedures described above.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of March 2009.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN Michael R. Buchanan	Independent Director	March 10, 2009

/s/ DONALD S. MOSS Donald S. Moss	Independent Director	March 10, 2009

/s/ WESLEY E. CANTRELL Wesley E. Cantrell	Independent Director	March 10, 2009

/s/ WILLIAM H. KEOGLER, JR. William H. Keogler, Jr.	Independent Director	March 10, 2009

/s/ JEFFREY L. SWOPE. Jeffrey L. Swope	Independent Director	March 10, 2009

/s/ FRANK C. MCDOWELL. Frank C. McDowell	Independent Director	March 10, 2009

/s/ W. WAYNE WOODY W. Wayne Woody	Chairman Independent Director	March 10, 2009

/s/ DONALD A. MILLER, CFA Donald A. Miller, CFA	President and Director (Principal Executive Officer)	March 10, 2009

/s/ ROBERT E. BOWERS Robert E. Bowers	Chief Financial Officer and Executive Vice-President (Principal Financial Officer)	March 10, 2009

/s/ LAURA P. MOON Laura P. Moon	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2009

EXHIBIT INDEX

TO

2008 FORM 10-K

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated as of February 2, 2007, by and among Piedmont Office Realty Trust, Inc. (f/k/a Wells Real Estate Investment Trust, Inc.) (the “Company”), WRT Acquisition Company, LLC, WGS Acquisition Company, LLC, Wells Real Estate Funds, Inc., Wells Capital, Inc., Wells Management Company, Inc., Wells Advisory Services I, LLC, Wells Real Estate Advisory Services, Inc. and Wells Government Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

3.1	Second Articles of Amendment and Restatement of the Company (incorporating all amendments thereto through December 17, 2007) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008)

3.2	Amended Bylaws of Piedmont Office Realty Trust, Inc. (incorporating all amendments thereto through June 26, 2008) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 13, 2008)

10.1	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated June 11, 1998 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-32099), filed on July 9, 1998)

10.2	Joint Venture Agreement of Wells/Fremont Associates dated July 15, 1998, by and between Wells Development Corporation and Piedmont Operating Partnership, L.P. (f/k/a Wells Operating Partnership, L.P. (the “Operating Partnership”) (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-32099), filed on August 14, 1998)

10.3	Amended and Restated Joint Venture Partnership Agreement of Fund XI - Fund XII - REIT Joint Venture dated June 21, 1999, by and among Wells Real Estate Fund XI, L.P., Wells Real Estate Fund XII, L.P. and the Operating Partnership (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-83933), filed on November 17, 1999)

10.4	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership dated April 10, 2000, by and between the Operating Partnership and Wells Real Estate Fund XII, L.P. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-66657), filed on April 25, 2000)

10.5	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership dated June 27, 2001, by and between the Operating Partnership and Wells Real Estate Investment Fund XIII, L.P. (incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-44900), filed on July 23, 2001)

10.6	Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. dated April 27, 2000 (incorporated by reference to Exhibit 10.106 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

Exhibit Number	Description of Document
10.7	First Amendment to Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. dated November 6, 2003 (incorporated by reference to Exhibit 10.107 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.8	Amended and Restated Limited Partnership Agreement of Wells-Buck Venture, L.P. dated November 6, 2003, by and among Wells 35 W. Wacker, LLC, Buck 35 Wacker, L.L.C. and VV USA City, L.P. (incorporated by reference to Exhibit 10.108 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.9	Amended and Restated Promissory Note dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.10	Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.11	Amended and Restated Promissory Note dated November 1, 2007, by 1225 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.12	Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated October 24, 2002, by 1225 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.13	Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.14	First Amendment to Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.120 to Post-Effective Amendment No. 6 to Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

*10.15	Limited Liability Company Agreement of 1225 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.16	First Amendment to Limited Liability Company Associates of 1225 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.17	Promissory Note dated April 20, 2004, by Wells REIT-Chicago Center Owner, LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.174 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

Exhibit Number		Description of Document
10.18		Mortgage, Security Agreement and Fixture Filing by Wells REIT-Chicago Center Owner, LLC to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.175 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.19		Loan Agreement (Multi-State) dated May 21, 2004, between Wells REIT-Austin, TX, L.P., Wells REIT - Multi-State Owner, LLC, Wells REIT-Nashville, TN, LLC and Wells REIT—Bridgewater, NJ, LLC; and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.176 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.20		Loan Agreement (D.C. Properties) dated May 21, 2004, between Wells REIT-Independence Square, LLC and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.177 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.21		Promissory Note dated May 5, 2005, by Wells REIT- 800 Nicollett Avenue Owner, LLC. in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.22		Fixed Rate Note dated May 4, 2005, by 4250 N. Fairfax Owner, LLC in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.23		Amended and Restated Dividend Reinvestment Plan of the Company adopted November 15, 2005 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-3 Registration Statement (Commission File No. 333-114212), filed on November 22, 2005)

10.24	*	Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.25		Escrow Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and SunTrust Bank (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.26		Pledge and Security Agreement dated April 16, 2007, by and between the Company, Wells Advisory Services I, LLC, WRT Acquisition Company, LLC and WGS Acquisition Company, LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.27		Transition Services Agreement dated April 16, 2007, by and between the Company and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.28		Support Services Agreement dated April 16, 2007, by and between the Company and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.29		Registration Rights Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and Wells Capital, Inc. (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.30		Sublease dated April 16, 2007, between Wells Real Estate Funds, Inc. and WRT Acquisition Company, LLC (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

Exhibit Number		Description of Document
10.31	*	2007 Omnibus Incentive Plan of Wells Real Estate Investment Trust, Inc. (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.32		Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.33	*	Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.34	*	Employment Agreement dated May 14, 2007, by and between the Company and Carroll A. “Bo” Reddic, IV (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.35	*	Employment Agreement dated May 14, 2007, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.36	*	Employment Agreement dated May 14, 2007, by and between the Company and Laura P. Moon (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.37		Master Property Management, Leasing, and Construction Management Agreement dated April 16, 2007 by and among the Company, the Operating Partnership, and Wells Management Company, Inc. (incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.38	*	Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective May 18, 2007 (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 7, 2007)

10.39		Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.40		Credit Agreement dated August 31, 2007, by and among the Operating Partnership, the Company, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., each of Morgan Stanley Bank, Bank of America, N.A., and PNC Bank, National Association, and the other banks signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 7, 2007)

10.41		Term Loan Agreement, dated as of June 26, 2008, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JP Morgan Securities, Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Managers, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, each of Wells Fargo Bank, N.A., Regions Bank, N.A., and US Bank N.A., as Documentation Agents, the other banks signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 1, 2008)

10.42		Amended and Restated Share Redemption Program, dated as of March 10, 2009

Exhibit Number	Description of Document
14.1	Code of Business Conduct and Ethics of the Company amended as of November 7, 2007 (incorporated by reference to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 14, 2007)

21.1	List of Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Piedmont Office Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piedmont Office Realty Trust, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia

March 10, 2009

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	December 31,
	2008	2007
Assets:
Real estate assets, at cost:
Land	$659,637	$645,881
Buildings and improvements, less accumulated depreciation of $564,940 and $468,359 as of December 31, 2008 and 2007, respectively	3,098,657	3,066,494
Intangible lease assets, less accumulated amortization of $154,997 and $160,837 as of December 31, 2008 and 2007, respectively	130,517	172,425
Construction in progress	19,259	38,014

Total real estate assets	3,908,070	3,922,814
Investments in unconsolidated joint ventures	48,240	52,468
Cash and cash equivalents	20,333	65,016
Tenant receivables, net of allowance for doubtful accounts of $969 and $549 as of December 31, 2008 and 2007, respectively	126,407	122,130
Notes receivable	46,914	854
Due from unconsolidated joint ventures	1,067	1,244
Prepaid expenses and other assets	21,788	21,864
Goodwill	180,390	180,371
Deferred financing costs, less accumulated amortization of $6,499 and $4,224 as of December 31, 2008 and 2007, respectively	9,897	10,075
Deferred lease costs, less accumulated amortization of $110,967 and $95,229 as of December 31, 2008 and 2007, respectively	194,224	202,910

Total assets	$4,557,330	$4,579,746

Liabilities:
Lines of credit and notes payable	$1,523,625	$1,301,530
Accounts payable, accrued expenses, and accrued capital expenditures	111,411	110,548
Deferred income	24,920	28,882
Intangible lease liabilities, less accumulated amortization of $63,886 and $52,100 as of December 31, 2008 and 2007, respectively	73,196	84,886
Interest rate swap	8,957	—

Total liabilities	1,742,109	1,525,846

Commitments and Contingencies	—	—

Minority Interest	5,254	6,546

Redeemable Common Stock	112,927	166,809

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 478,900,699 and 488,974,478 shares issued and outstanding as of December 31, 2008 and 2007, respectively	4,789	4,890
Additional paid-in capital	3,488,461	3,568,801
Cumulative distributions in excess of earnings	(674,326)	(526,337)
Redeemable common stock	(112,927)	(166,809)
Other comprehensive loss	(8,957)	—

Total stockholders’ equity	2,697,040	2,880,545

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,557,330	$4,579,746

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Rental income	$455,183	$441,773	$430,854
Tenant reimbursements	150,264	142,627	130,925
Property management fee revenue	3,245	2,042	—
Other rental income	13,273	6,757	9,584
Gain on sale of real estate assets	—	50	—

	621,965	593,249	571,363
Expenses:
Property operating costs	221,279	212,178	197,511
Asset and property management fees:
Related-party	—	8,561	24,361
Other	2,026	4,113	5,040
Depreciation	99,745	94,770	92,378
Amortization	62,050	76,102	71,194
Casualty and impairment losses on real estate assets	—	—	7,765
Loss on sale of undeveloped land	—	—	550
General and administrative	33,010	29,116	18,446

	418,110	424,840	417,245

Real estate operating income	203,855	168,409	154,118
Other income (expense):
Interest expense	(74,849)	(63,872)	(61,329)
Interest and other income	3,727	4,599	2,541
Equity in income of unconsolidated joint ventures	256	3,801	2,197
Loss on extinguishment of debt	—	(164)	—
Loss on interest rate swap	(1,139)	—	—

	(72,005)	(55,636)	(56,591)

Income from continuing operations before minority interest	131,850	112,773	97,527
Minority interest in earnings of consolidated subsidiaries	(546)	(711)	(657)

Income from continuing operations	131,304	112,062	96,870

Discontinued operations:
Operating income	10	868	8,532
Gain on sale of real estate assets	—	20,680	27,922

Income from discontinued operations	10	21,548	36,454

Net income	$131,314	$133,610	$133,324

Net income per common share—basic:
Income from continuing operations	$0.27	$0.23	$0.21
Income from discontinued operations	0.00	0.05	0.08

Net income	$0.27	$0.28	$0.29

Net income per common share—diluted:
Income from continuing operations	$0.27	$0.23	$0.21
Income from discontinued operations	0.00	0.05	0.08

Net income	$0.27	$0.28	$0.29

Weighted-average shares outstanding—basic	478,757,140	482,093,258	461,693,234

Weighted-average shares outstanding—diluted	479,166,501	482,267,073	461,693,234

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	469,423	$4,694	$3,391,998	$(240,530)	$(167,015)	$—	$2,989,147
Issuance of common stock	18,097	181	151,471	—	—	—	151,652
Redemptions of common stock	(21,640)	(216)	(181,126)	—	—	—	(181,342)
Redeemable common stock	—	—	—	—	30,886	—	30,886
Dividends ($0.5868 per share)	—	—	—	(269,560)	—	—	(269,560)
Commissions and discounts on common stock sales	—	—	(3,363)	—	—	—	(3,363)
Other offering costs	—	—	(47)	—	—	—	(47)
Net income	—	—	—	133,324	—	—	133,324

Balance, December 31, 2006	465,880	4,659	3,358,933	(376,766)	(136,129)	—	2,850,697
Issuance of common stock	37,152	371	310,965	—	—	—	311,336
Redemptions of common stock	(14,237)	(142)	(119,165)	—	—	—	(119,307)
Redeemable common stock	—	—	—	—	(30,680)	—	(30,680)
Dividends ($0.5868 per share)	—	—	—	(283,181)	—	—	(283,181)
Premium on stock sales	—	—	14,728	—	—	—	14,728
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	179	2	3,375	—	—	—	3,377
Other offering costs	—	—	(35)	—	—	—	(35)
Net income	—	—	—	133,610	—	—	133,610

Balance, December 31, 2007	488,974	4,890	3,568,801	(526,337)	(166,809)	—	2,880,545
Issuance of common stock	17,085	170	143,002	—	—	—	143,172
Redemptions of common stock and private equity purchase	(27,422)	(274)	(229,530)	—	—	—	(229,804)
Redeemable common stock	—	—	—	—	53,882	—	53,882
Dividends ($0.5868 per share)	—	—	—	(279,303)	—	—	(279,303)
Premium on stock sales	—	—	2,725	—	—	—	2,725
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	264	3	3,463	—	—	—	3,466
Components of comprehensive income:	—	—	—	—	—	—	—
Net income	—	—	—	131,314	—	—	131,314
Loss on interest rate swap	—	—	—	—	—	(8,957)	(8,957)

Comprehensive income							122,357

Balance, December 31, 2008	478,901	$4,789	$3,488,461	$(674,326)	$(112,927)	$(8,957)	$2,697,040

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$131,314	$133,610	$133,324
Operating distributions received from unconsolidated joint ventures	4,747	4,978	4,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,745	95,081	95,296
Other amortization	62,038	79,256	72,225
Casualty and impairment losses on real estate assets	—	—	7,565
Loss on extinguishment of debt	—	164	—
Amortization of deferred financing costs and fair market value adjustments on notes payable	1,905	1,215	1,179
Accretion of note receivable discount	(836)	—	—
Stock compensation expense	3,812	3,688	—
Equity in income of unconsolidated joint ventures	(256)	(3,801)	(2,197)
Minority interest in earnings of consolidated subsidiaries	546	711	657
Gain on sale	—	(20,730)	(27,922)
Loss on sale	—	—	550
Changes in assets and liabilities:
Increase in tenant receivables, net	(4,861)	(16,390)	(10,626)
Increase in prepaid expenses and other assets	(9,471)	(13,237)	(15,581)
Increase in accounts payable and accrued expenses	11,794	14,439	19,802
Decrease in due to affiliates	—	(1,232)	(1,563)
(Decrease) increase in deferred income	(3,962)	4,775	1,815

Net cash provided by operating activities	296,515	282,527	278,948
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(120,694)	(122,015)	(267,810)
Proceeds from master leases	—	—	963
Cash acquired upon internalization acquisition	—	1,212	—
Investment in internalization costs -goodwill	(195)	(4,588)	—
Investment in mezzanine debt	(45,645)	—	—
Investment in corporate tenant improvements	(2,214)	—	—
Net sale proceeds from wholly-owned properties	—	75,482	111,481
Net sale proceeds received from unconsolidated joint ventures	—	4,281	297
Investments in unconsolidated joint ventures	(85)	(1,150)	(795)
Acquisition and advisory fees paid	—	—	(2,485)
Deferred lease costs paid	(23,093)	(24,379)	(30,051)

Net cash used in investing activities	(191,926)	(71,157)	(188,400)
Cash Flows from Financing Activities:
Deferred financing costs paid	(2,124)	(2,519)	(1,038)
Proceeds from lines of credit and notes payable	736,500	288,283	598,885
Repayments of lines of credit and notes payable	(514,009)	(227,790)	(391,387)
Prepayment penalty on extinguishment of debt	—	(1,617)	—
Issuance of common stock	143,816	149,989	150,379
Redemptions of common stock and private equity purchase	(234,037)	(113,600)	(178,907)
Dividends paid	(279,418)	(283,196)	(269,575)
Commissions on stock sales paid	—	—	(3,700)
Other offering costs paid	—	(35)	(47)

Net cash used in financing activities	(149,272)	(190,485)	(95,390)

Net (decrease) increase in cash and cash equivalents	(44,683)	20,885	(4,842)

Cash and cash equivalents, beginning of year	65,016	44,131	48,973

Cash and cash equivalents, end of year	$20,333	$65,016	$44,131

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

1.	Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner of Piedmont OP and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, through certain joint ventures with real estate limited partnerships sponsored by its former advisor, and through certain joint ventures with other third parties. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries, and consolidated joint ventures.

As of December 31, 2008, Piedmont owned interests in 84 buildings, either directly or through joint ventures, which are located in 22 states and the District of Columbia. Piedmont’s wholly-owned buildings comprise approximately 21 million square feet, primarily of commercial office space, which are approximately 92% leased as of December 31, 2008.

Since its inception, Piedmont has:

(1)	completed four public offerings of common stock for sale at $10 per share which closed on July 25, 2004;

(2)	registered an additional 100 million shares of common stock for issuance pursuant to its dividend reinvestment plan (the “DRP”) under a Registration Statement effective April 5, 2004; and

(3)	registered 14 million shares of common stock for issuance under its 2007 Omnibus Incentive Plan effective April 30, 2007.

The combined proceeds from such offerings are approximately $5.7 billion. From these proceeds, Piedmont has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses; (2) approximately $460.3 million in commissions on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, since inception, Piedmont has used approximately $869.1 million to redeem shares pursuant to Piedmont’s share redemption program or to repurchase shares. The remaining net offering proceeds of approximately $4.1 billion were invested in real estate.

Although Piedmont qualifies as a “public company” under the Securities Exchange Act of 1934, Piedmont’s stock is not listed or actively traded on a national exchange. As such, Piedmont’s charter requires Piedmont to provide a liquidity event to its stockholders by July 30, 2009 (the “Liquidation Date”), unless the board of directors, at its sole discretion, further extends the Liquidation Date from July 30, 2009 to January 30, 2011. If a liquidity event is not provided by July 30, 2009 nor the date extended, then Piedmont must begin the process of liquidating its investments and distributing the resulting proceeds to the stockholders.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Piedmont’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Piedmont, Piedmont OP, any variable interest entities of which Piedmont or Piedmont OP is the primary beneficiary, or any entities in which Piedmont or Piedmont OP owns a controlling financial interest. In determining whether Piedmont or Piedmont OP has a controlling financial interest, the following factors are considered, among others: ownership of voting interests, protective rights of investors, and participatory rights of investors.

Piedmont owns interests in four real properties through its ownership in two consolidated joint ventures, Wells 35 W. Wacker, LLC, and Piedmont Washington Properties, Inc. Piedmont has evaluated the consolidated joint ventures based on the criteria outlined above and concluded that, while neither of the consolidated joint ventures is a variable interest entity (“VIE”), it has a controlling financial interest in both of these entities. Accordingly, Piedmont’s consolidated financial statements include the accounts of Wells 35 W. Wacker, LLC, and Piedmont Washington Properties, Inc.

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

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, including any acquisition or advisory fees incurred, any tenant improvements or major improvements, and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development of a real estate asset is in progress; however, no such interest was capitalized during the years ended December 31, 2008, 2007, and 2006.

Piedmont’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of economic life or lease term
Furniture, fixtures, and equipment	3-5 years
Intangible lease assets	Lease term

Piedmont continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction in which Piedmont has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present for wholly-owned properties, management assesses whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. Piedmont considers assets to be held for sale at the point at which a sale contract is executed and earnest money has become non-refundable. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, depending upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

For properties owned as part of an investment in unconsolidated joint ventures, Piedmont assesses the fair value of its investment as compared to its carrying amount. If Piedmont determines that the carrying value is greater than the fair value at any measurement date, Piedmont must also determine if such a difference is temporary in nature. Value fluctuations which are “other than temporary” in nature are then adjusted to the fair value amount.

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

Gross intangible assets and liabilities as of December 31, 2008 and 2007, respectively, are as follows (in thousands):

	December 31, 2008	December 31, 2007
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$59,884	$69,461
Absorption Period Costs	$225,630	$263,801
Intangible Lease Origination Costs	$185,512	$200,531
Intangible Lease Liabilities (Below-Market In-Place Leases)	$137,082	$136,986

For the years ended December 31, 2008, 2007, and 2006, respectively, Piedmont recognized the amortization of intangible lease costs as follows: (in thousands):

	2008	2007	2006
Amortization expense related to Intangible Lease Origination Costs and Absorption Period Costs:
Continuing operations	$54,587	$71,624	$68,337
Discontinued operations	$—	$—	$1,230
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net (decrease) increase to rental revenues:
Continuing operations	$3,215	$(505)	$1,599
Discontinued operations	$—	$—	$2

Net intangible assets and liabilities as of December 31, 2008 will be amortized as follows (in thousands):

	Intangible Lease Assets			Liabilities
	Above-Market In-place Lease Assets	Absorption Period Costs	Intangible Lease Origination Costs(1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2009	$7,121	$25,382	$18,657	$12,096
2010	5,793	18,931	15,842	11,893
2011	4,720	16,538	14,174	11,531
2012	2,376	11,196	11,392	9,486
2013	1,387	5,864	6,590	4,250
Thereafter	4,404	26,805	30,941	23,940

	$25,801	$104,716	$97,596	$73,196

Weighted-Average Amortization Period	4 years	5 years	7 years	7 years

(1)	Intangible lease origination costs are presented as a component of deferred lease costs on Piedmont’s accompanying consolidated balance sheets.

Investments in Unconsolidated Joint Ventures

Piedmont owns interests in eight properties through its ownership in certain unconsolidated joint venture partnerships. Management has evaluated these joint ventures and determined that these entities are not VIEs. Although Piedmont is the majority equity participant in six of these joint ventures, Piedmont does not have a controlling interest in any of the unconsolidated joint ventures; however, it does exercise significant influence. Accordingly, Piedmont’s investments in unconsolidated joint ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to such joint ventures. Pursuant to the terms of the unconsolidated joint venture agreements, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

Piedmont considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Piedmont adjusted the allowance for doubtful accounts by recording provisions for/(recoveries of) bad debts of approximately $633,000, ($971,000), and $1,100,000 for the years ended December 31, 2008, 2007, and 2006, respectively, which are included in general and administrative expenses and in income from discontinued operations in the accompanying consolidated statements of income.

Notes Receivable

Notes receivable include Piedmont’s investment in mezzanine debt, as well as one note receivable from a tenant at the 35 W. Wacker Building, and are recorded at face amount, less any principal payments through the date of the accompanying consolidated balance sheets. The tenant note receivable bears interest at rates comparable to borrowers with similar characteristics; therefore, the carrying amount approximates the fair value of the note as of the dates of the accompanying consolidated balance sheets.

Investment in Mezzanine Debt

Piedmont evaluates its investments in VIEs in accordance with FIN 46R, a modification of FIN No. 46, Consolidation of Variable Interest Entities. During 2008, Piedmont purchased mezzanine debt through a newly created, wholly-owned subsidiary, 500 W. Monroe Mezz II, LLC. This mezzanine debt is collateralized by a property located in Chicago, IL. Piedmont has determined that this subsidiary holds a variable interest in a VIE. However, Piedmont has determined that 500 W. Monroe Mezz II, LLC is not the primary beneficiary of any VIE in the overall property debt structure. Piedmont reflects the note receivable, discount on note receivable, interest income, and amortization of the discount on note receivable related to this investment in its consolidated financial statements but does not consolidate the assets, liabilities, or operations of the VIEs in the overall property debt structure.

Piedmont’s carrying amount and maximum exposure to loss as a result of its investment in mezzanine debt is $46.5 million as of December 31, 2008.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of the following items:

•	prepaid taxes, insurance and operating costs;

•	escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements;

•	earnest money paid in connection with future acquisitions; and

•	equipment, furniture and fixtures, and tenant improvements for Piedmont’s corporate office space, net of accumulated depreciation.

Prepaid expenses and other assets will be expensed as utilized or reclassified to other asset or equity accounts upon being put into service in future periods. Balances without a future economic benefit are written off as they are identified.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. Piedmont tests the carrying value of its goodwill for impairment on an annual basis, or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss may be recognized when the carrying amount of the acquired net assets exceeds the estimated fair value of those assets.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense on a straight-line basis over the terms of the related financing arrangements. Piedmont recognized amortization of deferred financing costs, including the write-off of deferred financing costs related to the early extinguishment of debt, for the years ended December 31, 2008, 2007, and 2006 of approximately $2.5 million, $2.2 million, and $1.8 million, respectively, which is included in interest expense in the accompanying consolidated statements of income.

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases, including intangible lease origination costs, and are capitalized and amortized on a straight-line basis over the terms of the related leases. Amortization of deferred leasing costs is reflected in the accompanying consolidated statements of income as follows.

•

Piedmont amortized deferred lease costs of approximately $29.4 million, $28.8 million, and $29.1 million for the years ended December 31, 2008, 2007, and 2006, respectively, which is recorded as amortization expense and as a component of income from discontinued operations.

•

Piedmont recognized additional amortization of lease incentives classified as deferred lease costs of $2.6 million, $2.1 million, and $0.9 million, which was recorded as an adjustment to rental income for the years ended December 31, 2008, 2007, and 2006, respectively.

Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are written down to net realizable value.

Lines of Credit and Notes Payable

Certain mortgage notes included in lines of credit and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Piedmont adjusts the loan to fair value with a corresponding adjustment to building. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. The unamortized balance of the mortgage notes’ fair value adjustments as of December 31, 2008 and 2007 was $0 and $0.6 million, respectively.

Interest Rate Swap

In June 2008, Piedmont entered into an interest rate swap agreement to hedge its exposure to changing interest rates on one of its variable rate debt instruments. As required by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), Piedmont records all derivatives on the balance sheet at fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are also recorded as gain/(loss) on interest rate swap in the consolidated income statements as incurred. Currently, Piedmont does not use derivatives for trading or speculative purposes and does not have any derivatives that are not designated as cash flow hedges.

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

Preferred Stock

To date, Piedmont has not issued any shares of preferred stock; however, Piedmont is authorized to issue up to 100,000,000 shares of one or more classes or series of preferred stock with a par value of $0.01 per share. Piedmont’s board of directors may determine the relative rights, preferences, and privileges of any class or series of preferred stock that may be issued, and can be more beneficial than the rights, preferences, and privileges attributable to Piedmont’s common stock.

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

Redeemable Common Stock

Subject to certain limitations, Piedmont’s common shares are contingently redeemable at the option of the stockholder. Such limitations include, however are not limited to, the following: (i) Piedmont may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year during any calendar year; and (ii) in no event shall the aggregate amount paid for redemptions under the Piedmont share redemption program exceed the aggregate amount of proceeds received from the sale of shares pursuant to the DRP. Accordingly, Piedmont has recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Piedmont’s share redemption program of $112.9 million and $166.8 million as of December 31, 2008 and 2007, respectively. Further, upon being tendered for redemption by the holder, Piedmont reclassifies redeemable common shares from mezzanine equity to a liability at settlement value. As of December 31, 2007, approximately $6.0 million was recorded for shares tendered and eligible for redemption which had not been redeemed, and are, therefore, included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheet. As of December 31, 2008, the redemption pool was exhausted and no shares were eligible for redemption. Therefore, there was no accrual as of December 31, 2008.

Revenue Recognition

All leases on real estate assets held by Piedmont are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Other rental income, consisting primarily of lease termination fees, is recognized once the tenant has lost the right to lease the space and Piedmont has satisfied all obligations under the related lease or lease termination agreement.

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

Stock-based Compensation

Piedmont has issued restricted stock to employees and directors, as well as stock options outstanding which were granted to independent directors in prior years. Restricted stock issued to employees and directors during 2008 and 2007 resulted in compensation expense of approximately $4.1 million and $3.8 million, respectively, and directors’ fees of approximately $0.5 million and $0.1 million, respectively. Piedmont intends to recognize the fair value of all stock options granted to directors or employees over the respective vesting periods. However, to date, the options granted by Piedmont to directors have not had significant value. All expense recognized by Piedmont related to stock-based compensation is recorded as general and administrative expense in the accompanying consolidated statements of income.

Net Income Per Share

Net income per share is calculated based on the weighted-average number of common shares outstanding during each period. Outstanding stock options have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive. However, the incremental weighted-average shares from restricted stock awards are included in the diluted earnings per share calculation.

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT,

Piedmont is generally not subject to federal income taxes. Accordingly, neither a provision nor a benefit for federal income taxes has been made in the accompanying consolidated financial statements. Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, improving the transparency of financial reporting. The enhanced disclosures include descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under FASB Statement No. 133, and how derivative instruments affect the entity’s financial position, operations, and cash flows. SFAS 161 will be effective for Piedmont beginning January 1, 2009. Piedmont does not expect the provisions of SFAS 161 to have a material effect on its consolidated financial statements.

In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonrecurring, nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for Piedmont beginning January 1, 2009. Piedmont will continue to assess the provisions and evaluate the financial statement impact of SFAS 157-2 on its consolidated financial statements. However, Piedmont adopted the other aspects of SFAS 157 which are not excluded by FSP 157-2 for its financial assets and liabilities effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for fair value, and expands disclosures required for fair value measurements under GAAP.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires that noncontrolling interests should be reported as an element of consolidated equity, thus eliminating the practice of classifying minority interests within a mezzanine section of the balance sheet. SFAS 160 also requires that net income encompass the total income of all consolidated subsidiaries with an additional separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. All increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 will be effective for Piedmont beginning January 1, 2009. Piedmont does not expect the provisions of SFAS 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires, among other things, that transaction costs incurred in business combinations, including acquisitions of real estate assets which qualify as a business, be expensed as incurred by the acquirer. Preacquisition contingencies, such as environmental or legal issues, as well as contingent consideration, will generally be accounted for in purchase accounting at fair value. SFAS 141R will be effective for Piedmont beginning January 1, 2009. Piedmont expects the provisions of SFAS 141R, to the extent it enters into material acquisition activity in 2009, to have a material financial statement impact on its consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”), which provides guidance for determining which entities fall within the scope of the AICPA Audit and

Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. The effective date of SOP 07-1 has been deferred indefinitely by the FASB. Piedmont will continue to assess the provisions and evaluate the financial statement impact of SOP 07-1 on its consolidated financial statements.

3.	Goodwill

On April 16, 2007, Piedmont closed the transaction to internalize the functions of Piedmont’s external advisor companies and became a self-managed entity (the “Internalization”). In connection with the closing, Piedmont acquired all of the outstanding shares of the capital stock of two affiliates of its former advisor for total consideration of $175 million, comprised entirely of 19,546,302 shares of Piedmont’s common stock. For purposes of determining the amount of consideration paid, the parties to the transaction agreed to value the shares of Piedmont’s common stock at a per share price of $8.9531. The purchase price included, among other things, certain net assets of Piedmont’s former advisor, as well as the termination of Piedmont’s obligation to pay certain fees required pursuant to the terms of the in-place agreements with the advisor including, but not limited to, disposition fees, listing fees, and incentive fees. (See Note 16 below).

In addition, in connection with the transaction, Piedmont’s former advisor transferred and assigned the 20,000 limited partnership units it owned in Piedmont OP to Piedmont Office Holdings, Inc., a wholly-owned taxable REIT subsidiary of Piedmont, for 22,339 shares of Piedmont’s common stock.

Of the original 19,546,302 shares issued as consideration for the Internalization, 162,706 shares (approximately 0.8%) were placed in an escrow account. On September 17, 2008, the board of directors of Piedmont approved a resolution to release 130,054 shares of the total 162,706 shares of such common stock to Wells Advisory Services I, LLC (“WASI”) from the escrow account established at the closing of the Internalization. The release of such shares was subject to a calculation to determine a certain minimum level of projected earnings as a result of Piedmont’s managing properties after the Internalization. This calculation was performed by Piedmont’s management, reviewed by an independent third-party advisor, and agreed to by both parties. The remaining 32,652 shares held in escrow were returned to Piedmont on February 13, 2009. Further, dividend income received on these shares during the period they were held in escrow was distributed to WASI or returned to Piedmont pro-rata based on each party’s allocated shares.

For financial reporting purposes, Piedmont accounted for the Internalization as a consummation of a business combination between parties with a pre-existing relationship, whereby the purchase consideration was allocated to identifiable tangible and intangible assets, with the remainder allocated to goodwill. The computation of goodwill is as follows (in thousands):

Piedmont shares of common stock issued as consideration (19,546,302 shares issued at $8.9531 per share)	$175,000
Assets acquired related to acquisition of former advisor companies	(1,409)
Liabilities assumed related to acquisition of former advisor companies	1,264

Subtotal	174,855
Acquisition costs and fees	5,516

Goodwill, as of December 31, 2007	180,371

Acquisition costs and fees	19

Goodwill, as of December 31, 2008	$180,390

Piedmont believes that the acquisition qualifies as a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(A).

4.	Notes Receivable

Notes receivable as of December 31, 2008 and 2007, respectively, are as follows (in thousands):

	2008	2007
Investment in mezzanine debt	$46,461	$—
Note receivable from tenant	453	854

Notes receivable	$46,914	$854

On March 19, 2008, Piedmont invested $45.6 million in mezzanine debt of an entity which is generally secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago. Piedmont’s interest is subordinate to the mortgage loan secured by the office building as well as subordinate to the interests of two other mezzanine lenders. The note matures on August 9, 2009 (with three one-year extension options exercisable at the borrower’s discretion) and bears interest at a floating rate of LIBOR plus 1.61%. The purchase of the mezzanine debt resulted in a discount which will be amortized to interest income over the life of the loan using the straight-line method, which materially approximates the effective interest method. Such income, in addition to interest income received through borrower loan repayments, is recognized as interest income in the consolidated financial statements. Piedmont recognized such interest income of $2.5 million for the year ended December 31, 2008.

5.	Acquisitions of Real Estate Assets

The following properties were acquired in 2008 (dollars in thousands):

Property	Acquisition Date	Location	Approximate Square Feet	Purchase Price
35 W. Wacker Building(1)	May 15, 2008	Chicago, IL	N/A	$3,100
Piedmont Pointe II	June 25, 2008	Bethesda, MD	221,000	$83,700

(1)

Piedmont purchased an additional 1.5446% interest in the 1.1 million square feet office building from one of the minority shareholders in the joint venture that owns the building. Piedmont’s total ownership interest in the building is now approximately 96.5%.

6.	Impairment of Real Estate Assets

20/20 Building (Investment in Unconsolidated Joint-Venture)

During the third quarter 2008, Piedmont recorded approximately $2.1 million as its pro-rata share of an impairment charge related to the 20/20 Building, which is owned by Fund XI-XII-REIT Joint Venture. The 20/20 Building was purchased in July 1999 and consists of one, three-story office building located in Leawood, KS totaling approximately 70,000 square feet. Piedmont, through its investment in Fund XI-XII-REIT, owns approximately 57% of the 20/20 Building.

The estimated fair value of the underlying asset was determined based upon the present value of discounted cash flows. The charge related to the “other than temporary” impairment of the investment was recorded with other net operations of the property as equity in income of unconsolidated joint ventures in the accompanying consolidated statements of income, and as a reduction to the investment in unconsolidated joint ventures in the accompanying consolidated balance sheets.

5000 Corporate Court Building

During the fourth quarter 2006, Piedmont considered the results of exploratory marketing of the 5000 Corporate Court Building in Holtsville, New York. Based on the results of such exploratory marketing and a reduction in the intended holding period, Piedmont determined that the carrying value of the real estate and intangible assets was less than the projected undiscounted future cash flows. Accordingly, Piedmont recorded an impairment loss on real estate assets of approximately $7.6 million during the fourth quarter 2006 to reduce the carrying value of the 5000 Corporate Court Building to its estimated fair value based on offers received in connection with such marketing efforts. The offers received were not deemed to be acceptable; therefore, Piedmont elected to focus on building the value of the property through leasing and marketing strategies.

7.	Unconsolidated joint ventures

Investments in Unconsolidated Joint Ventures

As of December 31, 2008 and 2007, Piedmont owned interests in the following unconsolidated joint ventures (in thousands):

	2008		2007
	Amount	Percentage	Amount	Percentage
Fund XIII and REIT Joint Venture	$21,601	72%	$22,956	72%
Fund XII and REIT Joint Venture	17,616	55%	18,212	55%
Fund XI, XII and REIT Joint Venture	3,210	57%	5,325	57%
Wells/Freemont Associates	5,406	78%	5,557	78%
Fund IX, X, XI and REIT Joint Venture	407	4%	418	4%

	$48,240		$52,468

Through the unconsolidated joint ventures listed above, Piedmont owned partnership interests in eight buildings comprised of approximately 0.9 million square feet as of December 31, 2008 and 2007.

Due from Unconsolidated Joint Ventures

As of December 31, 2008 and 2007, due from unconsolidated joint ventures represents operating distributions due to Piedmont from its investments in unconsolidated joint ventures for the fourth quarters 2008 and 2007, respectively.

8.	Lines of Credit and Notes Payable

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2008 and 2007 (in thousands):

Facility	Fixed-rate (F) or Variable- rate (V)		Rate	Term Debt (T) or Revolving (R)	Amortizing (A) or Interest Only (IO)	Maturity		Amount Outstanding as of December 31,
								2008	2007
Secured Pooled Facility	F		4.84%	T	IO	6/7/2014		$350,000	$350,000
Aon Center Chicago Mortgage Note	F		4.87%	T	IO	5/1/2014		200,000	200,000
	F		5.70%	T	IO	5/1/2014		25,000	25,000
$125.0 Million Fixed-Rate Loan	F		5.50%	T	IO	4/1/2016		125,000	125,000
35 W. Wacker Building Mortgage Note	F		5.10%	T	IO	1/1/2014		120,000	120,000
WDC Mortgage Notes	F		5.76%	T	IO	11/1/2017		140,000	140,000
$105.0 Million Fixed-Rate Loan	F		5.29%	T	IO	5/11/2015		105,000	105,000
$45.0 Million Fixed-Rate Loan	F		5.20%	T	IO	6/1/2012		45,000	45,000
$42.5 Million Fixed-Rate Loan	F		5.70%	T	IO	10/11/2016		42,525	42,525
3100 Clarendon Boulevard Building Mortgage Note	F		6.40%	T	IO	8/25/2008		—	33,896
One Brattle Square Building Mortgage Note	F		8.50%	T	A	3/11/2028	(4)	—	26,109
$250 Million Unsecured Term Loan	V	(1)	LIBOR (0.44%)(2) + 1.50%	T	IO	6/28/2010		250,000	—
$500 Million Unsecured Facility	V		2.19%(3)	R	IO	8/30/2011		121,100	89,000

Total indebtedness								$1,523,625	$1,301,530

(1)	$250 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into an interest rate swap which effectively fixes the rate on this facility to 4.97% as of December 31, 2008.
(2)	Represents 30-day LIBOR rate as of December 31, 2008.
(3)

Rate is equal to the weighted-average interest rate on all outstanding draws as of December 31, 2008. Piedmont may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All selections are subject to an additional spread (0.475% as of December 31, 2008) over the selected rate based on Piedmont’s current credit rating.

(4)	On March 11, 2008, Piedmont repaid the entire outstanding principal balance on the One Brattle Square Building Mortgage Note.

$250 Million Unsecured Term Loan and Related Interest Rate Swap

On June 26, 2008, Piedmont OP entered into a $250 million unsecured term loan facility (the “$250 Million Unsecured Term Loan”) with J.P. Morgan Securities Inc. and Banc of America Securities, LLC, serving together as co-lead arrangers, JPMorgan Chase Bank, N.A., serving as administrative agent, Bank of America, N.A., serving as syndication agent, Wells Fargo Bank, N.A. (“Wells Fargo”), Regions Bank, N.A., and US Bank N.A., as documentation agents, and a syndicate of other financial institutions, serving as participants.

The term of the $250 Million Unsecured Term Loan is two years, and Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 25 basis point extension fee. Piedmont paid customary arrangement and upfront fees of approximately $1.9 million to the lenders in connection with the closing of the $250 Million Unsecured Term Loan.

The $250 Million Unsecured Term Loan bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”), (ii) the credit rating levels issued for Piedmont, and (iii) an interest period selected by Piedmont of one, two, three, six months, or to the extent available from all lenders in each case, one year or periods of less than one month. The stated interest rate spread over LIBOR can vary from LIBOR plus 1.1% to LIBOR plus 2.0% based upon the then current credit rating of Piedmont. As of December 31, 2008, the current stated interest rate spread over LIBOR on the loan was 1.50%.

Under the $250 Million Unsecured Term Loan, Piedmont is subject to certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

In connection with obtaining the $250 Million Unsecured Term Loan, Piedmont entered into an interest rate swap agreement with Regions Bank for the full outstanding balance of the loan. The effective date of the interest rate swap agreement is June 27, 2008, and the interest rate swap agreement terminates June 28, 2010. Based upon Piedmont’s current credit rating and the terms of the interest rate swap agreement, Piedmont’s cash expenditure for interest is effectively fixed on the $250 Million Unsecured Term Loan at 4.97%. See additional information concerning the interest swap below in Note 9.

In the event of a change of control of Piedmont, a certain non-consenting lender representing approximately $50 million of the $250 Million Unsecured Term Loan may either be replaced by Piedmont with a suitable replacement lender, or be repaid by Piedmont within 10 days.

Aggregate Maturities

A summary of the aggregate maturities of Piedmont’s indebtedness as of December 31, 2008, is provided below (in thousands):

2009	$—
2010	250,000	(1)
2011	121,100	(2)
2012	45,000
2013	—
Thereafter	1,107,525

Total	$1,523,625

(1)	Amount maturing represents the outstanding balance as of December 31, 2008 on the $250 Million Unsecured Term Loan, which may be extended, upon payment of a 25 basis point fee, to June 2011.
(2)	Amount maturing represents the outstanding balance as of December 31, 2008 on the $500 Million Unsecured Line of Credit, which may be extended, upon payment of a 15 basis point fee, to August 2012.

Piedmont’s weighted-average interest rate as of December 31, 2008 and 2007, for aforementioned borrowings was approximately 4.89% and 5.38%, respectively. Piedmont made interest payments on indebtedness, including amounts capitalized, of approximately $73.2 million, $63.2 million, and $60.4 million during the years ended December 31, 2008, 2007, and 2006, respectively.

9.	Fair Value Measurements

Piedmont considers its cash, accounts receivable, notes receivable, accounts payable, interest rate swap agreement, and lines of credit and notes payable to meet the definition of financial instruments. As of December 31, 2008 and 2007, the carrying value of cash, accounts receivable, notes receivable from tenants to fund certain expenditures related to the property, and accounts payable approximated fair value. Piedmont estimates the fair value of its lines of credit and notes payable to be $1.4 billion and $1.3 billion as of December 31, 2008 and 2007, respectively. The estimated fair value of Piedmont’s investment in mezzanine debt, a component of notes receivable in its accompanying consolidated balance sheets, is approximately $29.7 million as of December 31, 2008.

Effective January 1, 2008, Piedmont adopted SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable inputs other than quoted prices included in level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety. Piedmont’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Interest Rate Swap Valuation

Piedmont’s interest rate swap has been designated as a hedge of the variability in expected future cash flows on the $250 Million Unsecured Term Loan. Piedmont’s objective in using this interest rate derivative is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks that currently exist. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of this derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Upon the adoption of SFAS 157, Piedmont modified its methodology for estimating the fair value of its derivative financial instrument. In addition to the computations previously described, Piedmont considered both its own and the respective counterparty’s risk of non-performance in determining the fair value of its derivative financial instrument. To do this, Piedmont estimated the total expected exposure under the derivative financial instrument, consisting of the current exposure and the potential future exposure that both Piedmont and the counterparty to the interest rate swap agreement were at risk to as of the valuation date. The total expected exposure was then discounted using discount factors that contemplate the credit risk of Piedmont and the counterparty to arrive at a credit charge. This credit charge was then netted against the fair value of the derivative financial instrument computed based on Piedmont’s prior methodology to arrive at an estimate of fair value based on the framework presented in SFAS 157. As of December 31, 2008, the credit valuation adjustment did not comprise a material portion of the fair value of the derivative financial instrument.

As of December 31, 2008, Piedmont believes that any unobservable inputs used to determine the fair value of its derivative financial instrument are not significant to the fair value measurement in its entirety, and therefore Piedmont does not consider its derivative financial instrument to be considered a Level 3 Liability.

The table below presents Piedmont’s liability measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which the measurement falls (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Liabilities
Derivative financial instrument	$—	$8,957	$—	$8,957

10.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under Piedmont’s existing lease agreements, tenants are entitled to significant landlord-funded tenant improvements, leasing commissions, and building improvements. In addition, certain lease agreements contain provisions that require us to issue corporate guarantees to provide funding for such capital improvements.

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

Operating Lease Obligations

Three properties (the River Corporate Center Building in Tempe, AZ; the Avnet Building in Tempe, AZ; and the Bellsouth Building in Ft. Lauderdale, FL) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of December 31, 2008 are presented below (in thousands):

2009	$636
2010	636
2011	636
2012	750
2013	750
Thereafter	77,118

Total	$80,526

Ground rent expense for the years ended December 31, 2008, 2007, and 2006, was approximately $574,000, $563,000, and $563,000, respectively, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the real estate assets of the related office buildings subject to operating ground leases is approximately $28.2 million and $29.1 million as of December 31, 2008 and 2007, respectively.

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

The complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) to nullify any stockholder approvals obtained during the proxy process; (v) to nullify the Internalization; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Piedmont’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

On June 27, 2007, the plaintiff filed an amended complaint, which contains the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of a Piedmont officer as an individual defendant.

On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in Piedmont’s proxy statement details of certain expressions of interest by a third party in acquiring Piedmont. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for Internalization omitted details of certain expressions of interest in acquiring Piedmont. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind Internalization, and to cancel and rescind any stock issued to the defendants as consideration for Internalization. On May 12, 2008, the defendants answered the second amended complaint.

On June 23, 2008, the plaintiff filed a motion for class certification. On January 16, 2009, defendants filed their response to plaintiff’s motion for class certification. The plaintiff filed its reply in support of its motion for class certification on February 19, 2009, and the motion is presently pending before the court. The parties are presently engaged in discovery.

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

On October 25, 2007, the same stockholder mentioned above filed a second purported class action in the United States District Court for the Northern District of Georgia against Piedmont and its board of directors. The complaint attempts to assert class action claims on behalf of (i) those persons who were entitled to tender their shares pursuant to the tender offer filed with the SEC by Lex-Win Acquisition LLC, a former stockholder, on May 25, 2007, and (ii) all persons who are entitled to vote on the proxy statement filed with the SEC on October 16, 2007.

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

Donald and Donna Goldstein, Derivatively on behalf of Nominal Defendant Piedmont Office Realty Trust, Inc. v. Leo F. Wells, III, et al. (Defendant’s motion to dismiss granted on February 9, 2009.)

On August 24, 2007, two stockholders of Piedmont filed a putative shareholder derivative complaint in the Superior Court of Fulton County, State of Georgia, on behalf of Piedmont against, among others, one of Piedmont’s previous advisors, and a number of Piedmont’s current and former officers and directors.

The complaint alleged, among other things, (i) that the consideration paid as part of the Internalization of Piedmont’s previous advisors was excessive; (ii) that the defendants breached their fiduciary duties to Piedmont; and (iii) that the Internalization transaction unjustly enriched the defendants.

The complaint sought, among other things, (i) a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont; (ii) monetary damages equal to the amount by which Piedmont has been damaged by the defendants; (iii) an order awarding Piedmont restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; (iv) an order directing the defendants to respond in good faith to offers which are in the best interest of Piedmont and its stockholders and to establish a committee of independent directors or an independent third party to evaluate strategic alternatives and potential offers for Piedmont, and to take steps to maximize Piedmont’s and the stockholders’ value; (v) an order directing the defendants to disclose all material information to Piedmont’s stockholders with respect to the Internalization transaction and all offers to purchase Piedmont and to adopt and implement a procedure or process to obtain the highest possible price for the stockholders; (vi) an order rescinding, to the extent already implemented, the Internalization transaction; (vii) the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct; and (viii) an award to the plaintiffs of costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

On March 13, 2008, the court granted the motion to dismiss this complaint. On April 11, 2008, the plaintiffs filed a notice to appeal the court’s judgment granting the defendants’ motion to dismiss. On February 9, 2009, the Georgia Court of Appeals issued an opinion affirming the Court’s judgment granting the defendants’ motion to dismiss. The time for plaintiffs to file a notice of intention to apply for certiorari in the Georgia Supreme Court or move for reconsideration has expired.

Other Legal Matters

Piedmont is from time to time a party to other legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition.

11.	Stockholders’ Equity

Deferred Stock Award Grant

Pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted the following deferred stock awards to its employees:

	Deferred Stock Award Grants
Date of Grant	April 21, 2008	May 18, 2007
Shares granted(1)	451,782	764,850
Shares withheld to pay taxes(2)	20,695	82,666
Shares unvested as of December 31, 2008	334,529	366,020
Fair value of awards on date of grant(3)	$8.70	$10.00

(1)	Of the shares granted, 25% vested on the day of grant and the remaining shares, adjusted for any forfeitures, vest ratably on the anniversary date over the following three years.

(2)	These shares were surrendered upon vesting to satisfy required minimum tax withholding obligations.

(3)

The fair value of the awards is based on an assumed price reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free rate.

During the years ended December 31, 2008 and 2007, Piedmont recognized approximately $4.1 million and $3.8 million of compensation expense for all deferred stock grants issued to employees, respectively, of which $3.1 million and $1.9 million, respectively, related to the nonvested shares. As of December 31, 2008, approximately $2.0 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately 2 years.

Annual Independent Director Equity Awards

On June 13, 2008, the board of directors of Piedmont approved an annual equity award for each of the independent directors of $50,000 payable in the form of 5,747 shares of Piedmont’s common stock. In addition, awards of 5,747 shares were also issued to each of Piedmont’s newly appointed independent directors on June 26, 2008 and October 14, 2008, respectively. Further, all 2007 awards which were previously deferred by directors during 2007 were issued on June 13, 2008. During the year ended December 31, 2008, directors’ fees included in general and administrative expense in the accompanying consolidated statements of income included approximately $500,000 related to these equity awards.

Director Option Plan

Effective April 16, 2007, Piedmont’s board of directors suspended the Director Option Plan. Outstanding awards continue to be governed by the terms of the Director Option Plan. All equity awards granted subsequent to 2007 were made and will continue to be made under the 2007 Omnibus Incentive Plan.

Under the Director Option Plan, options to purchase shares of common stock at $12 per share were granted upon initially becoming an independent director of Piedmont and each subsequent year at the annual meeting through 2006. All options that were granted and remained outstanding as of December 31, 2008 are fully vested, and the value of the awards is estimated as deminimus. All such options expire on the tenth anniversary of the date of grant (sooner in the event of disability, death, or resignation of the independent director). The weighted-average contractual remaining life for options that are exercisable as of December 31, 2008 is approximately four years.

A summary of Piedmont’s stock option activity under its Director Option Plan for the years ended December 31, 2008, 2007, and 2006, follows:

	Number of Options Outstanding	Exercise Price	Number of Options Exercisable
Outstanding as of January 1, 2006	61,000	$12	43,500
Granted	7,000	$12
Terminated	(2,000)	$12

Outstanding as of December 31, 2006	66,000	$12	51,500
Terminated	(6,000)	$12
Expired	(29,000)	$12

Outstanding as of December 31, 2007	31,000	$12	27,000
No activity	—

Outstanding as of December 31, 2008	31,000	$12	31,000

Director Warrant Plan

The Director Warrant Plan provided for the issuance of one warrant to purchase common stock for every 25 shares of common stock purchased by an independent director. The exercise price of the warrants was $12 per share. As of December 31, 2007, 3,619 warrants were outstanding under the Director Warrant Plan. On March 25, 2008, the board of directors of Piedmont terminated the Director Warrant Plan, and all outstanding warrants were cancelled.

Dividend Reinvestment Plan

Under Piedmont’s DRP, common stockholders may elect to reinvest an amount equal to the dividends declared on their common shares into additional shares of Piedmont’s common stock in lieu of receiving cash dividends. The shares may be purchased at a fixed price per share, and participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of Piedmont’s stock. The board of directors, by majority vote, may amend or terminate the DRP for any reason. However, per Internal Revenue Service guidelines concerning preferential dividend treatment, Piedmont may not offer shares under the DRP at a price less than 95% of its most recent net asset valuation, which is performed on an annual basis. The DRP price for first quarter 2008 was $8.53, and on March 25, 2008, based on the receipt of Piedmont’s December 31, 2007 calculated net asset value, the board of directors changed the price for purchase of common shares pursuant to the DRP to $8.38 effective beginning with dividends declared and paid in second quarter 2008. This price remained the same for the third and fourth quarter 2008.

On March 10, 2009, the board of directors of Piedmont determined the price for purchase of common shares pursuant to the DRP to be equal to $7.03 effective beginning with dividends declared and paid in the first quarter 2009. Such price was determined based on 95% of the December 31, 2008 calculated net asset value.

Share Redemption Program

Under Piedmont’s common stock redemption program, investors who have held shares for more than one year may redeem shares subject to the following limitations: (i) Piedmont may not redeem during any calendar year in excess of 5% of the weighted-average common shares outstanding during the prior calendar year; and (ii) in no event shall the life-to-date aggregate amount of redemptions under the Piedmont share redemption program exceed life-to-date aggregate proceeds received from the sale of shares pursuant to the DRP. On June 30, 2008, Piedmont determined that the allocated percentage of the 2008 pool of shares for redemptions related to ordinary requests had been exhausted. Shares redeemed under the program for the remainder of 2008 were for death and required minimum distribution (“RMD”) requests only. As a result, further requests were not fulfilled for ordinary redemptions for the remainder of calendar year 2008 after the completion of the June 2008 share redemptions. All ordinary redemption requests received after June 30, 2008 were deferred.

On November 12, 2008, the board of directors of Piedmont suspended all redemptions under the share redemption program effective as of January 1, 2009. In March 2009, the board of directors of Piedmont added the additional limitation that the total shares redeemed during calendar year 2009 may not exceed $100.0 million in value based upon the anticipated proceeds to be received from the dividend reinvestment plan in 2009. Additionally, in March 2009, the board of directors of Piedmont set the redemption price at the lesser of $7.03 or the purchase price per share that the stockholder actually paid less the special capital distribution of $1.62 per share in June 2005 if received by the stockholder.

Private Equity Purchase

In August 2008, Piedmont purchased approximately 3.9 million shares owned collectively by Lex-Win Acquisition LLC and its affiliates (the “Sellers”) for a purchase price of $8.31 per share. These purchases represent the entire balance of common stock of Piedmont owned by the Sellers. The purchase agreement contained customary representations and warranties by the Sellers, a standstill provision enforceable against the Sellers, and mutual non-disparagement provisions.

12.	Weighted-Average Common Shares

There are no adjustments to “Net income” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the years ended December 2008, 2007, and 2006 (in thousands):

	December 31, 2008	December 31, 2007	December 31, 2006
Weighted-average common shares—basic	478,757	482,093	461,693
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	410	174	—

Weighted-average common shares—diluted	479,167	482,267	461,693

13.	Operating Leases

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

Piedmont’s properties are located in 22 states and the District of Columbia. As of December 31, 2008, approximately 25% and 19% of Piedmont’s total real estate assets based on 2008 annualized gross rental revenues are located in metropolitan Chicago and metropolitan Washington, D.C., respectively.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases, excluding properties under development, as of December 31, 2008, is presented below (in thousands):

Years ending December 31:
2009	$419,460
2010	403,806
2011	355,031
2012	286,611
2013	223,577
Thereafter	813,490

Total	$2,501,975

14.	Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations:

Building Sold:	Month and Year of Sale
Citigroup Fort Mill Building, Fort Mill, SC	March 2007
Videojet Technology Building, Woodale, IL	March 2007
Frank Russell Building, Tacoma, WA	December 2006
Northrop Grumman Building, Aurora, CO	July 2006
IRS Daycare Building, Holtsville, NY	April 2006

The details comprising income from discontinued operations are presented below (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues:
Rental income	$10	$1,259	$12,993
Tenant reimbursements	—	(401)	191
Gain on sale	—	20,680	27,922

	10	21,538	41,106
Expenses:
Property operating costs	—	(397)	275
Asset and property management fees	—	—	3
Depreciation	—	311	2,918
Amortization	—	41	1,367
General and administrative expenses	—	35	89

	—	(10)	4,652

Income from discontinued operations	$10	$21,548	$36,454

15.	Supplemental Disclosures of Noncash Activities

Significant noncash investing and financing activities for the years ended December 31, 2008, 2007, and 2006 (in thousands) are outlined below:

	2008	2007	2006
Investment in real estate funded with other assets	$—	$–	$5,000

Acquisition and advisory fees applied to investments	$—	$–	$1,328

Acquisition of Piedmont’s former advisor in exchange for common stock	$—	$175,000

Transfer of common stock to Piedmont’s former advisor in exchange for partnership units	$—	$200	$—

Investment in goodwill funded with other assets	$—	$1,504	$—

Accrued goodwill costs	$—	$307	$—

Liabilities assumed under acquisition of Piedmont’s former advisor	$—	$1,264	$—

Liabilities assumed upon acquisition of properties	$—	$190	$2,468

Accrued capital expenditures and deferred lease costs	$12,378	$9,391	$3,592

Accrued redemptions of common stock	$(5,969)	$5,144	$825

Discounts applied to issuance of common stock	$644	$13,853	$1,273

Discounts reduced as result of redemptions of common stock	$1,736	$563	$1,610

Redeemable common stock	$53,882	$(30,680)	$30,886

16.	Related-Party Transactions

For the period from January 1, 2006, through the closing of the Internalization transaction on April 16, 2007, Piedmont was a party to and incurred expenses under the following agreements with Piedmont’s former advisor and its affiliates (who prior to the Internalization was a limited partner in Piedmont’s operating partnership):

Agreement	Services Provided	Fees Incurred (in thousands)
		2008	2007	2006
Asset Advisory Agreement	Manage day-to-day operations; administer, promote, operate, maintain, improve, finance, lease, dispose of properties; provide accounting, compliance, other administrative services	N/A	$7,046	$21,043

Property Management Agreement	Manage properties; coordinate leasing of properties; manage construction activities at certain properties.	N/A	$1,515	$3,318

Acquisition Advisory Agreement	Provide capital-raising functions; transfer agent and stockholder communication services	N/A	$—	$3,700

	Acquisition of properties	N/A	$—	$1,328

Administrative reimbursements (pursuant to agreements listed above)(1)	Piedmont was required to reimburse each service provider for various expenses incurred in connection with the performance of its duties	N/A	$3,034	$7,854

(1)	Includes approximately $785,000 and $934,000 which was reimbursed by tenants pursuant to the respective lease agreements for the years ended December 31, 2007 and 2006, respectively.

Agreements with Former Advisor Companies Post Internalization

From the closing of the Internalization transaction on April 16, 2007, through December 31, 2008, Piedmont was a party to and incurred expenses under the following agreements with Piedmont’s former advisor and its affiliates:

		Fees Incurred / (Revenues Earned) for the Year Ended (in thousands)
Agreement	Services Provided	2008	2007	Termination Date	Renewal Options
Property Management Services—Piedmont- Owned Properties Managed by Former Advisor	Manage day-to-day operations including accounting services for 10 properties	$1,442	$1,065	April 1, 2009 Terminated agreement as it relates to 7 of the 17 properties, effective July 1, 2008	Automatically renews unless either party gives 60 day notice of intent not to renew

Property Management Services—Properties Owned by Real Estate Programs Sponsored by Former Advisor Managed by Piedmont	Manage day-to-day operations including accounting services for 22 properties	$(3,070)	$(2,035)	April 16, 2009	Automatically renews unless either party gives 60 day notice of intent not to renew

Transition Services Agreement	Investor relations support services; transfer agent-related services; investor communication support	$1,953	$1,552	April 15, 2009 Terminated investor communication support portion of agreement effective July 1, 2008	Automatically renews for successive 180-day periods unless otherwise terminated upon 30 days’ written notice

Headquarters Sublease Agreement	Office space located at 6200 The Corners Parkway, Norcross, Ga., along with furniture, fixtures, and equipment	$153	$218	Terminated as of July 1, 2008- resulted in termination expense of approximately $164,000

Support Services Agreement	Information technology services	$455	$609	Terminated as of July 1, 2008

17.	Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2008, 2007, and 2006, is calculated as follows (in thousands):

	2008	2007	2006
GAAP basis financial statement net income	$131,314	$133,610	$133,324
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	47,054	43,018	43,072
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(12,733)	(15,190)	(7,777)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	(734)	932	2,742
(Loss) gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(566)	2,059	(4,579)
Taxable income of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	4,403	3,894	8,076
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	5,429	11,750	26,143

Income tax basis net income, prior to dividends paid deduction	$174,167	$180,073	$201,001

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2008	2007	2006
Ordinary income	62%	56%	66%
Capital gains	—	8%	9%
Return of capital	38%	36%	25%

	100%	100%	100%

At December 31, 2008, the tax basis carrying value of Piedmont’s total assets was approximately $4.5 billion.

Piedmont recorded interest and penalties of approximately $0, $0.6 million, and $0.5 million for the years ended December 31, 2008, 2007, and 2006, respectively, related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of income. Accrued interest and penalties are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Piedmont’s reserve related to its tax exposures was approximately $6.7 million as of December 31, 2008 and 2007. The tax years 2005 to 2008 remain open to examination by certain tax jurisdictions to which Piedmont is subject.

18.	Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007, is presented below (in thousands, except per-share data):

	2008
	First	Second	Third	Fourth
Revenues	$159,093	$152,161	$155,295	$155,416
Real estate operating income	$53,553	$47,111	$52,791	$50,400
Discontinued operations	$10	$—	$—	$—
Net income	$37,361	$30,470	$31,888	$31,595
Basic and diluted earnings per share	$0.08	$0.06	$0.07	$0.06
Dividends per share	$0.1467	$0.1467	$0.1467	$0.1467

	2007
	First	Second	Third	Fourth
Revenues	$148,218	$146,177	$149,479	$149,375
Real estate operating income	$41,999	$41,358	$43,735	$41,317
Discontinued operations	$21,516	$10	$16	$6
Net income	$50,127	$28,196	$29,159	$26,128
Basic and diluted earnings per share	$0.11	$0.06	$0.06	$0.05
Dividends per share	$0.1467	$0.1467	$0.1467	$0.1467

Piedmont Office Realty Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2008

(dollars in thousands)

					Initial Cost				Gross Amount at Which Carried at December 31, 2008
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improve- ments	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Total	Accumulated Depreciation and Amortization	Date of Constru- ction	Date Acquired	Life on which Depreciation and Amortization is Computed (g)
26200 ENTERPRISE WAY	Lake Forest, CA	100%	None		$4,577	$—	$4,577	9,416	$4,768	$9,224	$13,992	$2,688	1999	3/15/1999	0 to 40 years
3900 DALLAS PARKWAY	Plano, TX	100%	None		1,456	20,377	21,837	2,292	1,516	22,608	24,124	6,091	1999	12/21/1999	0 to 40 years
RIVER CORPORATE CENTER	Tempe, AZ	100%	(c	)	0	16,036	16,036	692	0	16,728	16,728	4,522	1998	3/29/2000	0 to 40 years
AVNET	Tempe, AZ	100%	(c	)	0	13,272	13,272	551	0	13,823	13,823	3,601	2000	6/12/2000	0 to 40 years
1441 W. LONG LAKE ROAD	Troy, MI	100%	None		2,160	16,776	18,936	2,590	2,250	19,276	21,526	4,610	2000	6/29/2000	0 to 40 years
1111 DURHAM AVENUE (f/k/a MOTOROLA PLAINFIELD)	South Plainfield, NJ	100%	None		9,653	20,495	30,148	1,318	10,055	21,411	31,466	4,663	2000	11/1/2000	0 to 40 years
1430 ENCLAVE PARKWAY	Houston, TX	100%	32,100		7,100	37,915	45,015	2,169	7,396	39,788	47,184	9,601	1994	12/21/2000	0 to 40 years
CRESCENT RIDGE II	Minnetonka, MN	100%	None		7,700	45,154	52,854	6,374	8,021	51,207	59,228	13,101	2000	12/21/2000	0 to 40 years
STATE STREET (a)	Quincy, MA	100%	20,200		11,042	40,666	51,708	2,176	11,042	42,842	53,884	10,480	1990	7/30/2001	0 to 40 years
CONVERGYS	Tamarac, FL	100%	None		3,642	10,404	14,046	0	3,642	10,404	14,046	2,125	2001	12/21/2001	0 to 40 years
WINDY POINT I	Schaumburg, IL	100%	23,400		4,537	31,847	36,384	171	4,537	32,018	36,555	6,615	1999	12/31/2001	0 to 40 years
WINDY POINT II	Schaumburg, IL	100%	40,300		3,746	55,026	58,772	47	3,746	55,073	58,819	11,242	2001	12/31/2001	0 to 40 years
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None		1,767	20,533	22,300	3,343	2,203	23,440	25,644	5,550	1999	1/11/2002	0 to 40 years
11695 JOHNS CREEK PARKWAY	Duluth, GA	100%	None		2,080	13,572	15,652	632	2,080	14,204	16,284	2,965	2001	3/28/2002	0 to 40 years
3750 BROOKSIDE PARKWAY	Alpharetta, GA	100%	None		1,561	14,207	15,768	242	1,561	14,449	16,010	2,815	2001	4/18/2002	0 to 40 years
BELLSOUTH	Ft. Lauderdale, FL	100%	(c	)	0	7,172	7,172	(0)	0	7,172	7,172	1,374	2001	4/18/2002	0 to 40 years
90 CENTRAL STREET	Boxborough, MA	100%	None		3,642	29,497	33,139	3,404	3,642	32,901	36,543	8,153	2002	5/3/2002	0 to 40 years
MASS FINANCIAL SERVICES (f/k/a MFS PHOENIX)	Phoenix, AZ	100%	None		2,602	24,333	26,935	46	2,602	24,379	26,981	4,518	2001	6/4/2002	0 to 40 years
BMG DIRECT	Duncan, SC	100%	None		1,002	15,709	16,711	8	1,002	15,718	16,720	2,862	1987	7/31/2002	0 to 40 years
BMG MUSIC	Duncan, SC	100%	None		663	10,914	11,577	0	663	10,914	11,577	1,979	1987	7/31/2002	0 to 40 years
6031 CONNECTION DRIVE	Irving, TX	100%	None		3,157	43,656	46,813	(0)	3,157	43,656	46,813	7,807	1999	8/15/2002	0 to 40 years
6021 CONNECTION DRIVE	Irving, TX	100%	None		3,157	42,662	45,819	1,396	3,157	44,059	47,215	7,657	1999	8/15/2002	0 to 40 years
6011 CONNECTION DRIVE	Irving, TX	100%	None		3,157	29,034	32,191	2,586	3,157	31,620	34,777	5,622	1999	8/15/2002	0 to 40 years
HARCOURT (a)	Austin, TX	100%	16,500		6,098	34,492	40,590	0	6,098	34,492	40,590	6,171	2001	8/15/2002	0 to 40 years
AMERICREDIT	Chandler, AZ	100%	None		2,632	—	2,632	22,468	2,779	22,321	25,100	5,239	2003	9/12/2002	0 to 40 years
5000 CORPORATE COURT (b)	Holtsville, NY	100%	None		4,375	48,212	52,587	(27,074)	4,162	21,351	25,513	8,129	2000	9/16/2002	0 to 40 years
KEYBANK (a)	Parsippany, NJ	100%	42,700		9,054	96,722	105,776	158	9,054	96,880	105,934	17,018	1985	9/27/2002	0 to 40 years
FEDEX	Colorado Springs, CO	100%	None		2,185	24,964	27,149	(1,895)	2,185	23,069	25,254	4,054	2001	9/27/2002	0 to 40 years
INTUIT	Plano, TX	100%	None		3,153	24,602	27,755	4	3,153	24,605	27,758	4,324	2001	9/27/2002	0 to 40 years
TWO INDEPENDENCE SQUARE (a)	Washington, DC	100%	105,800		52,711	202,702	255,413	2,883	52,711	205,585	258,296	34,628	1991	11/22/2002	0 to 40 years
ONE INDEPENDENCE SQUARE (a)	Washington, DC	100%	57,800		29,765	104,814	134,579	2,012	30,562	106,029	136,591	17,810	1991	11/22/2002	0 to 40 years
CATERPILLAR (a)	Nashville, TN	100%	26,800		4,908	59,011	63,919	6,671	5,101	65,490	70,591	10,532	2000	11/26/2002	0 to 40 years
NESTLE	Glendale, CA	100%	None		23,605	136,284	159,889	2,009	23,608	138,291	161,899	22,774	1990	12/20/2002	0 to 40 years
EASTPOINT I	Mayfield Heights, OH	100%	None		1,485	11,064	12,549	103	1,485	11,167	12,652	1,829	2000	1/9/2003	0 to 40 years
EASTPOINT II	Mayfield Heights, OH	100%	None		1,235	9,199	10,434	1,550	1,235	10,749	11,984	1,857	2000	1/9/2003	0 to 40 years
150 WEST JEFFERSON	Detroit, MI	100%	None		9,759	88,364	98,123	4,494	9,759	92,858	102,617	16,853	1989	3/31/2003	0 to 40 years
CITICORP (a)	Englewood Cliffs, NJ	100%	29,300		10,424	61,319	71,743	2,046	10,803	62,986	73,789	9,673	1953	4/30/2003	0 to 40 years
US BANCORP	Minneapolis, MN	100%	105,000		11,138	175,629	186,767	3,103	11,138	178,732	189,870	27,301	2000	5/1/2003	0 to 40 years

Piedmont Office Realty Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization—(Continued)

December 31, 2008

(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2008
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improve- ments	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Total	Accumulated Depreciation and Amortization	Date of Constru- ction	Date Acquired	Life on which Depreciation and Amortization is Computed (g)
AON CENTER	Chicago, IL	100%	225,000	23,267	472,488	495,755	77,692	23,966	549,481	573,447	83,941	1972	5/9/2003	0 to 40 years
AUBURN HILLS CORPORATE CENTER	Auburn Hills, MI	100%	None	1,978	16,570	18,548	1,564	1,978	18,135	20,113	2,796	2001	5/9/2003	0 to 40 years
11107 SUNSET HILLS ROAD	Reston, VA	100%	None	2,711	17,890	20,601	1,941	2,711	19,830	22,542	4,357	1985	6/27/2003	0 to 40 years
11109 SUNSET HILLS ROAD	Reston, VA	100%	None	1,218	8,038	9,256	352	1,218	8,390	9,608	2,765	1984	6/27/2003	0 to 40 years
LOCKHEED MARTIN I	Rockville, MD	100%	None	3,019	21,984	25,003	(347)	2,960	21,697	24,657	7,141	1985	7/30/2003	0 to 40 years
LOCKHEED MARTIN II	Rockville, MD	100%	None	3,019	21,984	25,003	(325)	2,960	21,718	24,678	7,145	1985	7/30/2003	0 to 40 years
GLENRIDGE HIGHLANDS II	Atlanta, GA	100%	None	6,662	69,031	75,693	(24,718)	6,662	44,313	50,975	8,836	2000	8/1/2003	0 to 40 years
AVENTIS (a)	Bridgewater, NJ	100%	40,200	8,182	84,160	92,342	1,773	8,328	85,787	94,115	24,351	2002	8/14/2003	0 to 40 years
1055 EAST COLORADO BLVD	Pasadena, CA	100%	29,200	6,495	30,265	36,760	(1,107)	6,495	29,157	35,653	8,594	2001	8/22/2003	0 to 40 years
FAIRWAY CENTER II (a)	Brea, CA	100%	10,700	7,110	15,600	22,710	(82)	7,110	15,519	22,628	3,857	2003	8/29/2003	0 to 40 years
COPPER RIDGE CENTER	Lyndhurst, NJ	100%	None	6,974	38,714	45,688	(6,421)	6,974	32,293	39,267	4,906	1986	9/5/2003	0 to 40 years
1901 MAIN STREET IRVINE	Irvine, CA	100%	None	6,246	36,455	42,701	(3,463)	6,246	32,992	39,238	6,459	2001	9/17/2003	0 to 40 years
RHEIN	Beaverton, OR	100%	None	1,015	6,425	7,440	(580)	1,015	5,845	6,860	646	1988	10/9/2003	0 to 40 years
DESCHUTES	Beaverton, OR	100%	None	1,072	6,361	7,433	1	1,072	6,361	7,433	2,119	1989	10/9/2003	0 to 40 years
WILLAMETTE	Beaverton, OR	100%	None	1,085	6,211	7,296	(1,933)	1,085	4,278	5,363	575	1990	10/9/2003	0 to 40 years
1345 BURLINGTON DRIVE	Beaverton, OR	100%	None	1,546	7,630	9,176	2,193	1,545	9,824	11,369	2,370	1999	10/9/2003	0 to 40 years
PORTLAND LAND PARCELS	Beaverton, OR	100%	None	6,021	427	6,448	(2,668)	3,735	45	3,780	17	1979	10/9/2003	0 to 40 years
35 W. WACKER (d)	Chicago, Il	96.5%	120,000	54,949	218,757	273,706	28,781	55,573	246,915	302,487	60,337	1989	11/6/2003	0 to 40 years
400 VIRGINIA AVENUE	Washington, DC	100%	None	22,146	49,740	71,886	(936)	22,146	48,804	70,951	7,792	1985	11/19/2003	0 to 40 years
4250 N FAIRFAX	Arlington, VA	100%	45,000	13,636	70,918	84,554	5,167	13,636	76,084	89,721	12,455	1998	11/19/2003	0 to 40 years
1225 EYE STREET (e)	Washington, DC	50%	57,600	21,959	47,602	69,561	1,948	21,959	49,550	71,509	10,073	1985	11/19/2003	0 to 40 years
1201 EYE STREET (f)	Washington, DC	50%	82,400	31,985	63,139	95,124	7,382	31,985	70,521	102,505	14,684	2001	11/19/2003	0 to 40 years
EASTPOINT CORPORATE CENTER	Issaquah, WA	100%	None	4,351	25,899	30,250	(7,250)	4,351	18,649	23,000	2,640	2001	12/10/2003	0 to 40 years
1901 MARKET STREET	Philadelphia, PA	100%	None	13,584	166,683	180,267	137	20,829	159,575	180,404	24,668	1990	12/18/2003	0 to 40 years
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	(169)	60,708	140,631	201,339	27,495	1962	12/31/2003	0 to 40 years
1414 MASSACHUSSETS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	1,930	4,365	37,597	41,961	7,226	1873	1/8/2004	0 to 40 years
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(4,722)	7,113	60,079	67,192	12,090	1991	2/26/2004	0 to 40 years
MERCK	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	2,154	2004	3/16/2004	0 to 40 years
1075 WEST ENTRANCE	Auburn Hills, MI	100%	None	5,200	22,957	28,157	39	5,207	22,990	28,197	4,154	2001	7/7/2004	0 to 40 years
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	(9,087)	11,791	60,527	72,318	6,213	1986	12/9/2004	0 to 40 years
SHADY GROVE V	Rockville, MD	100%	None	3,730	16,608	20,338	1,116	3,882	17,572	21,454	4,028	1982	12/29/2004	0 to 40 years
400 BRIDGEWATER	Bridgewater, NJ	100%	None	10,400	71,052	81,452	5,628	10,400	76,680	87,080	13,470	2002	2/17/2006	0 to 40 years
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	17,500	3,912	18,830	22,742	795	3,912	19,625	23,537	3,605	1997	8/31/2006	0 to 40 years
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	25,025	4,496	29,881	34,377	(1,061)	4,496	28,820	33,316	3,828	1998	8/31/2006	0 to 40 years
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	563	4,370	71,195	75,565	6,618	1991	12/7/2006	0 to 40 years
2300 CABOT DRIVE	Lisle, IL	100%	None	4,390	19,549	23,939	318	4,390	19,867	24,257	3,960	1998	5/10/2007	0 to 40 years
PIEDMONT POINTE I	Bethesda, MD	100%	None	11,200	58,606	69,806	—	11,200	58,606	69,806	1,709	2007	11/13/2007	0 to 40 years
PIEDMONT POINTE II	Bethesda, MD	100%	None	13,300	70,618	83,918	—	13,300	70,618	83,918	1,030	2008	6/25/2008	0 to 40 years

Total—100% REIT Properties				$621,496	$3,857,795	$4,479,291	148,715	$659,637	$3,968,370	$4,628,007	$719,937

Piedmont Office Realty Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization—(Continued)

December 31, 2008

(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2008
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improve- ments	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Total	Accumulated Depreciation and Amortization	Date of Constru- ction	Date Acquired	Life on which Depreciation and Amortization is Computed (g)
360 INTERLOCKEN	Broomfield, CO	4%	None	1,570	6,734	8,304	1,339	1,650	7,993	9,643	2,858	1996	3/20/1998	0 to 40 years
AVAYA	Oklahoma City, OK	4%	None	1,003	4,386	5,389	242	1,051	4,580	5,631	1,574	1998	6/24/1998	0 to 40 years
47320 KATO ROAD	Fremont, CA	78%	None	2,130	6,853	8,983	380	2,219	7,144	9,363	2,431	1998	7/21/1998	0 to 40 years
20/20 (h)	Leawood, KS	57%	None	1,696	7,851	9,547	(1,934)	1,767	5,846	7,613	2,667	1998	7/2/1999	0 to 40 years
4685 INVESTMENT DRIVE	Troy, MI	55%	None	2,144	9,984	12,128	2,760	2,233	12,655	14,888	4,630	2000	5/10/2000	0 to 40 years
COMDATA	Brentwood, TN	55%	None	4,300	20,702	25,002	1,307	4,479	21,830	26,309	5,110	1986	5/15/2001	0 to 40 years
8560 UPLAND DRIVE	Parker, CO	72%	None	1,954	11,216	13,170	542	2,048	11,664	13,712	2,463	2001	12/21/2001	0 to 40 years
AIU	Hoffman Estate, IL	72%	None	600	22,682	23,282	1,343	624	24,001	24,625	7,108	1999	9/19/2003	0 to 40 years

Total—JV Properties				$15,397	$90,408	$105,805	$5,979	$16,071	$95,713	$111,784	$28,841

Total—All Properties				$636,893	$3,948,203	$4,585,096	$154,694	$675,708	$4,064,083	$4,739,791	$748,778

(a)	These properties collateralize the $350.0 million secured pooled debt facility with Morgan Stanley that accrues interest at 4.84% and matures in June 2014.
(b)	Piedmont determined that the carrying value of the 5000 Corporate Court Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $7.6 million and $16.1 million in 2006 and 2005, respectively. For further information, see Note 6 to the accompanying consolidated financial statements.
(c)	Property is owned subject to a long-term ground lease.
(d)	Piedmont initially acquired an approximate 95% interest in the 35. W. Wacker Building through two joint ventures. As the general partner, Piedmont is deemed to have control of the partnerships and, as such, consolidates the joint ventures. In 2008 Piedmont purchased an additional 1.5446% interest in the 35. W. Wacker Building from one of the minority shareholders in the joint venture that owns the building, bringing Piedmont’s total ownership percentage to approximately 96.5% as of December 31, 2008.
(e)	Piedmont purchased all of the membership interest in 1225 Equity, LLC, which own a 49.5% membership interest in 1225 Eye Street, N.W. Associates, which owns the 1225 Eye Street Building. As a result of its ownership of 1225 Equity, LLC, Piedmont owns an approximate 49.5% in the 1225 Eye Street Building. As the controlling member, Piedmont is deemed to have control of the entities and, as such, consolidates the joint ventures.
(f)	Piedmont purchased all of the membership interest in 1201 Equity, LLC, which own a 49.5% membership interest in 1201 Eye Street, N.W. Associates, which owns the 1201 Eye Street Building. As a result of its ownership of 1201 Equity, LLC, Piedmont owns an approximate 49.5% in the 1201 Eye Street Building. As the controlling member, Piedmont is deemed to have control of the entities and, as such, consolidates the joint ventures.
(g)	Piedmont’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, and Lease Intangibles are amortized over the lease term. Generally, Building Improvements are depreciated over 5 – 25 years, Land Improvements are depreciated over 20 – 25 years, and Buildings are depreciated over 40 years.
(h)	During third quarter 2008, Piedmont recorded approximately $2.1 million as its pro-rata share of a charge taken on the 20/20 Building related to the “other than temporary” impairment of the investment.

Piedmont Office Realty Trust, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization—(Continued)

December 31, 2008

(dollars in thousands)

	2008		2007	2006
Real Estate:
Balance at the beginning of the year	$4,667,022		$4,667,745	$4,543,120
Additions to/improvements of real estate	128,344		125,431	249,472
Assets disposed	—		(72,880)	(99,263)
Assets impaired	(3,678	)(2)	—	(7,565	)(1)
Transfer of corporate assets to prepaid and other assets	(393)		—	—
Write-offs of intangible assets(3)	(3,002)		(9,469)	(5,804)
Write-offs of fully depreciated/amortized assets	(48,502)		(43,805)	(12,215)

Balance at the end of the year	$4,739,791		$4,667,022	$4,667,745

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$654,958		$563,435	$437,949
Depreciation and amortization expense	143,353		148,916	153,852
Assets disposed	—		(11,288)	(13,820)
Transfer of corporate assets to prepaid and other assets	(88)		—	—
Write-offs of intangible assets(3)	(942)		(2,666)	(2,331)
Write-offs of fully depreciated/amortized assets	(48,502)		(43,439)	(12,215)

Balance at the end of the year	$748,778		$654,958	$563,435

(1)-Piedmont determined that the carrying value of the 5000 Corporate Court Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $7.6 million during 2006.

(2)-Fund XI-XII-REIT Joint Venture recorded an impairment loss on real estate assets of approximately $3.7 million during 2008 related to the 20/20 Building; however, Piedmont recorded its proportionate share of the charge (approximately 2.1 million) in the accompanying consolidated statements of income with other such net property operations as equity in income of unconsolidated joint ventures.

(3)-Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.

S-4