Form 10-Q
period 2009-03-31
Piedmont Office Realty Trust, Inc.
filed 2009-05-14
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of April 29, 2009: 482,391,484 shares

FORM 10-Q

PIEDMONT OFFICE REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q and other written or oral statements made by or on behalf of Piedmont Office Realty Trust, Inc. (“Piedmont”) may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont, or the executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives; descriptions of our share redemption program and our ability to purchase additional shares under such program; discussions regarding future dividends; and discussions regarding the potential impact of economic conditions on our portfolio.

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

•	Economic and regulatory changes that impact the real estate market generally;

•	Potential development and construction delays and resultant increased costs and risks;

•	The success of Piedmont’s real estate strategies and investment objectives;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Availability of financing and banks’ ability to honor existing line of credit commitments;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended; and

•	Other factors, including the risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2008. Piedmont’s results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) March 31, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$659,637	$659,637
Buildings and improvements, less accumulated depreciation of $590,016 and $564,940 as of March 31, 2009 and December 31, 2008, respectively	3,076,165	3,098,657
Intangible lease assets, less accumulated amortization of $162,214 and $154,997 as of March 31, 2009 and December 31, 2008, respectively	122,078	130,517
Construction in progress	20,994	19,259

Total real estate assets	3,878,874	3,908,070
Investments in unconsolidated joint ventures	47,795	48,240
Cash and cash equivalents	31,905	20,333
Tenant receivables, net of allowance for doubtful accounts of $860 and $969 as of March 31, 2009 and December 31, 2008, respectively	127,291	126,407
Notes receivable	57,172	46,914
Due from unconsolidated joint ventures	1,109	1,067
Prepaid expenses and other assets	14,827	21,788
Goodwill	180,097	180,390
Deferred financing costs, less accumulated amortization of $7,206 and $6,499 as of March 31, 2009 and December 31, 2008, respectively	9,210	9,897
Deferred lease costs, less accumulated amortization of $118,630 and $110,967 as of March 31, 2009 and December 31, 2008, respectively	194,067	194,224

Total assets	$4,542,347	$4,557,330

Liabilities:
Line of credit and notes payable	$1,515,025	$1,523,625
Accounts payable, accrued expenses, and accrued capital expenditures	97,571	111,411
Deferred income	32,085	24,920
Intangible lease liabilities, less accumulated amortization of $66,913 and $63,886 as of March 31, 2009 and December 31, 2008, respectively	70,169	73,196
Interest rate swap	8,131	8,957

Total liabilities	1,722,981	1,742,109
Commitments and Contingencies	—	—
Redeemable Common Stock	136,926	112,927
Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 482,281,016 shares issued and outstanding as of March 31, 2009; and 478,900,699 shares issued and outstanding at December 31, 2008	4,823	4,789
Additional paid-in capital	3,512,838	3,488,461
Cumulative distributions in excess of earnings	(695,536)	(674,326)
Redeemable common stock	(136,926)	(112,927)
Other comprehensive loss	(8,131)	(8,957)

Piedmont stockholders’ equity	2,677,068	2,697,040

Noncontrolling interest	5,372	5,254

Total stockholders’ equity	2,682,440	2,702,294

Total liabilities, redeemable common stock, and stockholders’ equity	$4,542,347	$4,557,330

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended March 31,
	2009	2008
Revenues:
Rental income	$112,946	$114,409
Tenant reimbursements	40,105	39,156
Property management fee revenue	697	753
Other rental income	—	4,775

	153,748	159,093
Expenses:
Property operating costs	59,194	57,290
Asset and property management fees	470	501
Depreciation	25,630	24,069
Amortization	13,442	16,533
General and administrative	7,838	7,147

	106,574	105,540

Real estate operating income	47,174	53,553
Other income (expense):
Interest expense	(17,459)	(17,305)
Interest and other income	662	658
Equity in income of unconsolidated joint ventures	663	611
Loss on interest rate swap	(1,884)	—

	(18,018)	(16,036)

Income from continuing operations	29,156	37,517
Discontinued operations:
Operating income	—	9

Income from discontinued operations	—	9

Net income	29,156	37,526
Less: Net income attributable to noncontrolling interest	(118)	(165)

Net income attributable to Piedmont	$29,038	$37,361

Per share information – basic:
Income from continuing operations	$0.06	$0.08
Income from discontinued operations	$0.00	$0.00
Income attributable to noncontrolling interest	$(0.00)	$(0.00)

Net income available to common stockholders	$0.06	$0.08

Per share information – diluted:
Income from continuing operations	$0.06	$0.08
Income from discontinued operations	$0.00	$0.00
Income attributable to noncontrolling interest	$(0.00)	$(0.00)

Net income available to common stockholders	$0.06	$0.08

Weighted-average common shares outstanding – basic	479,115,826	485,897,575

Weighted-average common shares outstanding – diluted	479,634,801	486,256,371

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2007	488,974	$4,890	$3,568,801	$(526,337)	$(166,809)	—	$6,546	$2,887,091
Issuance of common stock	17,085	170	143,002	—	—	—	—	143,172
Redemptions of common stock	(27,422)	(274)	(229,530)	—	—	—	—	(229,804)
Redeemable common stock	—	—	—	—	53,882	—	—	53,882
Dividends ($0.5868 per share)	—	—	—	(279,303)	—	—	(115)	(279,418)
Premium on stock sales	—	—	2,725	—	—	—	—	2,725
Incremental purchase of 35 W. Wacker Building	—	—	—	—	—	—	(1,723)	(1,723)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	264	3	3,463	—	—	—	—	3,466
Net income attributable to noncontrolling interest	—	—	—	—	—	—	546	546
Components of comprehensive income:
Net income	—	—	—	131,314	—	—	—	131,314
Loss on interest rate swap	—	—	—	—	—	(8,957)	—	(8,957)

Comprehensive income								122,357

Balance, December 31, 2008	478,901	4,789	3,488,461	(674,326)	(112,927)	(8,957)	5,254	2,702,294
Issuance of common stock	3,380	34	28,293	—	—	—	—	28,327
Redeemable common stock	—	—	—	—	(23,999)	—	—	(23,999)
Dividends ($0.1050 per share)	—	—	—	(50,248)	—	—	—	(50,248)
Discount on stock sales	—	—	(4,621)	—	—	—	—	(4,621)
Amortization of unvested shares granted under the 2007 Omnibus Incentive Plan	—	—	705	—	—	—	—	705
Net income attributable to noncontrolling interest	—	—	—	—	—	—	118	118
Components of comprehensive income:
Net income	—	—	—	29,038	—	—	—	29,038
Gain on interest rate swap	—	—	—	—	—	826	—	826

Comprehensive income								29,864

Balance, March 31, 2009	482,281	$4,823	$3,512,838	$(695,536)	$(136,926)	$(8,131)	$5,372	$2,682,440

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three months ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$29,156	$37,526
Operating distributions received from unconsolidated joint ventures	1,066	1,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,630	24,069
Other amortization	13,174	16,590
Amortization of deferred financing costs and fair market value adjustments on notes payable	708	282
Accretion of notes receivable discount	(366)	(37)
Stock compensation expense	705	739
Equity in income of unconsolidated joint ventures	(663)	(611)
Changes in assets and liabilities:
(Increase) decrease in tenant receivables, net	(775)	1,727
Decrease (increase) in prepaid expenses and other assets	1,267	(1,777)
Decrease in accounts payable and accrued expenses	(3,142)	(6,569)
Increase in deferred income	7,165	2,775

Net cash provided by operating activities	73,925	75,958
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(9,624)	(6,718)
Investment in internalization costs – goodwill	—	(19)
Investment in mezzanine debt	(10,000)	(45,621)
Investment in corporate tenant improvements	(57)	—
Deferred lease costs paid	(7,802)	(8,963)

Net cash used in investing activities	(27,483)	(61,321)
Cash Flows from Financing Activities:
Deferred financing costs paid	(21)	(38)
Proceeds from lines of credit and notes payable	68,000	165,000
Repayments of lines of credit and notes payable	(76,600)	(66,509)
Issuance of common stock	23,999	36,422
Redemptions of common stock	—	(87,102)
Dividends paid	(50,248)	(70,761)

Net cash used in financing activities	(34,870)	(22,988)
Net increase (decrease) in cash and cash equivalents	11,572	(8,351)
Cash and cash equivalents, beginning of period	20,333	65,016

Cash and cash equivalents, end of period	$31,905	$56,665

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

1.	Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, LP (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly owned subsidiaries, and through certain joint ventures with real estate limited partnerships sponsored by its former advisor, or with other third parties. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP, its subsidiaries, and consolidated joint ventures.

As of March 31, 2009, Piedmont owned interests in 84 buildings, either directly or through joint ventures, which are located in 22 states and the District of Columbia. Piedmont’s wholly-owned buildings comprise approximately 21 million square feet, primarily of commercial office space, which are approximately 91% leased.

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

The combined proceeds from such offerings are approximately $5.7 billion. From these proceeds, Piedmont has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses; (2) approximately $465.0 million in commissions on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, since inception, Piedmont has used approximately $869.1 million to redeem shares pursuant to Piedmont’s share redemption program or to repurchase shares. The remaining net offering proceeds of approximately $4.1 billion are invested in real estate.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont OP, and certain entities in which Piedmont or Piedmont OP has a controlling financial interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2008.

Further, Piedmont has formed numerous special purpose entities to acquire and hold real estate including the entities listed on Exhibit 21 (List of Subsidiaries of the Company) to Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2008. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity, except to the extent that any such assets may be made available by any such special purpose entity pursuant to Piedmont’s cash management system. The assets owned by these special purpose entities are being reported on a consolidated basis with Piedmont’s assets for financial reporting purposes only.

Redeemable Common Stock

Subject to certain limitations, shares of Piedmont’s common stock are contingently redeemable at the option of the stockholder. Such limitations include, but are not limited to, the following: (i) during any calendar year Piedmont may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year; and (ii) in no event shall the life-to-date aggregate amount paid for redemptions under the Piedmont share redemption program exceed the aggregate amount of proceeds received from the sale of shares pursuant to the DRP. In addition, the board of directors has limited the maximum dollar amount of shares that may be redeemed for the year ending December 31, 2009 to $100.0 million. Accordingly, Piedmont has recorded redeemable common stock equal to the aggregate fund-to-date amount of proceeds received under the DRP, less the aggregate fund-to-date amount incurred to redeem shares under Piedmont’s share redemption program of approximately $136.9 million and $112.9 million as of March 31, 2009 and December 31, 2008, respectively. Further, upon being tendered for redemption by the holder, Piedmont reclassifies redeemable common shares from mezzanine equity to a liability at settlement value. Because the share redemption program was suspended effective January 1, 2009 and was not reopened until April 2009, there was no accrual of shares in good order for processing but not yet redeemed as of March 31, 2009 or December 31, 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R became effective for all transactions entered into, on or after January 1, 2009. The adoption of SFAS 141R on January 1, 2009 did not have a material effect on Piedmont’s consolidated financial statements, and the impact that its adoption will have on Piedmont’s consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 became effective on January 1, 2009. The adoption of SFAS 160 on January 1, 2009, resulted in (i) the reclassification of minority interests in consolidated subsidiaries to noncontrolling interests in consolidated subsidiaries, a component of permanent equity on Piedmont’s consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interests, on Piedmont’s consolidated statements of income, and (iii) additional disclosures, including a consolidated statement of changes in equity in quarterly reporting periods on Piedmont’s consolidated statements of stockholders’ equity.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities (“SFAS 133”), and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 became effective on January 1, 2009. The adoption of SFAS 161 on January 1, 2009 did not have a material effect on Piedmont’s consolidated financial statements. See Note 5 below for further details.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective on January 1, 2008 for all financial assets and liabilities and for financial assets and liabilities recognized or disclosed at fair value in Piedmont’s consolidated financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective for Piedmont on January 1, 2009. The adoption of SFAS 157 did not have a material impact as it relates to Piedmont’s financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in Piedmont’s consolidated financial statements on a recurring basis (at least annually).

In April 2009, the FASB issued Staff Position No. 107, Interim Disclosures about Fair Value of Financial Instruments
(“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FPS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Piedmont will adopt FSP 107-1 in the preparation of its consolidated financial statements beginning in second quarter 2009. Further, Piedmont does not expect the provisions of FSP 107-1 to have a material effect on its consolidated financial statements.

3.	Notes Receivable

Notes receivable as of March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Investments in mezzanine debt	$56,828	$46,461
Note receivable from tenant	344	453

Notes receivable	$57,172	$46,914

On March 12, 2009, Piedmont invested $10.0 million in a second tranche of mezzanine debt of an entity which is generally secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago. Piedmont purchased this mezzanine debt through a newly created, wholly-owned subsidiary, 500 W. Monroe Mezz I-B, LLC. Piedmont has determined that this subsidiary holds a variable interest in a Variable Interest Entity (“VIE”). However, Piedmont has determined that 500 W. Monroe Mezz I-B, LLC is not the primary beneficiary of any VIE in the overall property debt structure. This investment in mezzanine debt is the second such investment by Piedmont in this entity’s capital structure. Piedmont’s combined interest is subordinate to the mortgage loan secured by the office building, subordinate to the interests of one other mezzanine lender, and senior to three other mezzanine lenders. The note matures on August 9, 2009 (with three one-year extension options exercisable at the borrower’s discretion) and bears interest at a floating rate of LIBOR plus 1.75%. This mezzanine debt was purchased at a discount which will be amortized to interest income over the life of the loan using the effective interest method. Such income, in addition to interest income received through borrower loan repayments, is recognized as interest income in the consolidated financial statements. Piedmont recognized interest income for its two investments in mezzanine debt of approximately $0.7 million for the three months ended March 31, 2009.

4.	Line of Credit and Notes Payable

As of March 31, 2009 and December 31, 2008, Piedmont had a line of credit and notes payable outstanding as follows (in thousands):

						Amount Outstanding as of
Facility	Fixed-rate (F) or Variable rate (V)		Rate (1)	Term Debt (T) Revolving (R)	Maturity	March 31, 2009	December 31, 2008
Secured Pooled Facility	F		4.84%	T	6/7/2014	$350,000	$350,000
Aon Center Chicago Mortgage Notes	F F		4.87% 5.70%	T T	5/1/2014 5/1/2014	200,000 25,000	200,000 25,000
$125.0 Million Fixed-Rate Loan	F		5.50%	T	4/1/2016	125,000	125,000
35 W. Wacker Building Mortgage Note	F		5.10%	T	1/1/2014	120,000	120,000
WDC Mortgage Notes	F		5.76%	T	11/1/2017	140,000	140,000
$105.0 Million Fixed-Rate Loan	F		5.29%	T	5/11/2015	105,000	105,000
$45.0 Million Fixed-Rate Loan	F		5.20%	T	6/1/2012	45,000	45,000
$42.5 Million Fixed-Rate Loan	F		5.70%	T	10/11/2016	42,525	42,525
$250 Million Unsecured Term Loan	V	(2)	LIBOR (0.51%)(2)(3) + 1.50%	T	6/28/2010	250,000	250,000
$500 Million Unsecured Facility	V		1.57% (4)	R	8/30/2011	112,500	121,100

Total indebtedness						$1,515,025	$1,523,625

(1) All of Piedmont’s outstanding debt as of March 31, 2009 and December 31, 2008 is interest-only debt.

(2) $250 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into an interest rate swap which effectively fixes the rate on this loan to 4.97% as of March 31, 2009.

(3) Represents 30-day LIBOR rate as of March 31, 2009.

(4) Rate is equal to the weighted-average interest rate on all outstanding draws as of March 31, 2009. Piedmont may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All selections are subject to an additional spread (0.475% as of March 31, 2009) over the selected rate based on Piedmont’s current credit rating.

During the three months ended March 31, 2009, Piedmont’s net payments under its $500 Million Unsecured Facility totaled approximately $8.6 million. Piedmont made interest payments on all debt facilities totaling approximately $16.4 million and $16.3 million for the three months ended March 31, 2009 and 2008, respectively. Piedmont had no capitalized interest for the three months ended March 31, 2009 or 2008.

5.	Derivative Instrument

Risk Management Objective of Using Derivatives

Piedmont is exposed to certain risks arising from both its business operations and economic conditions. Piedmont principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Piedmont manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, Piedmont enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Piedmont’s derivative financial instrument is used to manage differences in the amount, timing, and duration of Piedmont’s known or expected cash receipts and its known or expected cash payments principally related to Piedmont’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

Piedmont’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Piedmont currently uses an interest rate swap as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, which account for Piedmont’s only swap derivative, involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2009, Piedmont’s interest rate swap agreement was used to hedge the variable cash flows associated with the $250 Million Unsecured Term Loan, and such agreement expires at the maturity of the loan. No hedge ineffectiveness on Piedmont’s cash flow hedge was recognized during the three months ending March 31, 2009.

Amounts reported in accumulated other comprehensive income related to Piedmont’s derivative will be reclassified to interest expense as interest payments are made on Piedmont’s variable-rate debt (the $250 Million Unsecured Term Loan). During the twelve months ending March 31, 2010, Piedmont estimates that an additional $6.7 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.

As of March 31, 2009, Piedmont had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount
Interest Rate Swap	$250,000,000

The table below presents the fair value of Piedmont’s derivative financial instrument as well as its classification on the accompanying consolidated balance sheets as of March 31, 2009 (in thousands):

	Fair Value of Derivative Instrument
	Asset Derivative As of March 31, 2009		Liability Derivative As of March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swap	Other assets	$—	Other liabilities	$8,131

Total derivatives designated as hedging instruments under SFAS 133		$—		$8,131

The tables below present the effect of Piedmont’s derivative financial instrument on the accompanying consolidated statements of income for the three months ended March 31, 2009 (in thousands):

Derivative in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion) (1)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swap	$826	Other income / (expense)	$1,884	Other income / (expense)	$0

Total	$826		$1,884		$0

(1)	See rollforward of Piedmont’s Other Comprehensive Loss on the accompanying consolidated statements of stockholders’ equity.

Credit-risk-related Contingent Features

Piedmont has an agreement with its derivative counterparty that contains a provision where if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation.

As of March 31, 2009, the fair value of the derivative in a liability position related to this agreement was approximately $8.1 million. If Piedmont breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $8.3 million.

6.	Fair Value Measurements

Financial liabilities carried at fair value as of March 31, 2009 are classified in the table below in one of the three categories as defined by SFAS No. 157.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Liabilities
Derivative financial instruments	$—	$8,131	$—	$8,131

Piedmont’s interest rate swap has been designated as a hedge of the variability in expected future cash flows on the $250 Million Unsecured Term Loan. As further discussed above in Note 5, Piedmont’s objective in using this interest rate derivative is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks that currently exist. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of this derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

In addition to the computations previously described, Piedmont considered both its own and the respective counterparty’s risk of non-performance in determining the fair value of its derivative financial instrument. To do this, Piedmont estimated the total expected exposure under the derivative financial instrument, consisting of the current exposure and the potential future exposure that both Piedmont and the counterparty to the interest rate swap agreement were at risk to as of the valuation date. The total expected exposure was then discounted using discount factors that contemplate the credit risk of Piedmont and the counterparty to arrive at a credit charge. This credit charge was then netted against the fair value of the derivative financial instrument computed based on Piedmont’s prior methodology to arrive at an estimate of fair value based on the framework presented in SFAS 157. As of March 31, 2009, the credit valuation adjustment did not comprise a material portion of the fair value of the derivative financial instrument.

As of March 31, 2009, Piedmont believes that any unobservable inputs used to determine the fair value of its derivative financial instrument are not significant to the fair value measurement in its entirety, and therefore Piedmont does not consider its derivative financial instrument to be considered a Level 3 Liability.

7.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31, (in thousands)
	2009	2008
Reduction in goodwill related to return of common stock used to acquire Piedmont’s former advisor	$(292)	$—
Accrued redemptions of common stock	$—	$5,873
Accrued capital expenditures and deferred lease costs	$1,087	$1,959
Discounts applied to issuance of common stock, net of return of common stock used to acquire Piedmont’s former advisor	$(4,328)	$619
Discounts reduced as a result of redemptions and purchases of common stock	$—	$1,102
Redeemable common stock	$23,999	$45,887

8.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain lease agreements contain provisions that require Piedmont to issue corporate guarantees to provide funding for such capital improvements.

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

On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The time for the defendants to respond to the motion for leave to amend has not yet expired.

Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

In Re Piedmont Office Realty Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-02660-CAP (Upon motions to dismiss filed by defendants, parts of all four counts were dismissed by the court. Counts III and IV were dismissed in their entirety. A motion for reconsideration has been filed by the defendants.)

On October 25, 2007, the same stockholder mentioned above filed a second purported class action in the United States District Court for the Northern District of Georgia against Piedmont and its board of directors. The complaint attempts to assert class action claims on behalf of (i) those persons who were entitled to tender their shares pursuant to the tender offer filed with the SEC by Lex-Win Acquisition LLC (“Lex-Win”), a former stockholder, on May 25, 2007, and (ii) all persons who are entitled to vote on the proxy statement filed with the SEC on October 16, 2007.

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

On March 30, 2009, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed two of the four counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding (i) the failure to disclose information regarding the likelihood of a listing in Piedmont’s amended response to the Lex-Win tender offer and (ii) misstatements or omissions in Piedmont’s proxy statement concerning then-existing market conditions, the alternatives to a listing or extension that were explored by the defendants, the results of conversations with potential buyers as to Piedmont’s valuation, and certain details of our share redemption plan. On April 13, 2009, defendants moved for reconsideration of the court’s March 30, 2009 order or, alternatively, for certification of the order for immediate appellate review. The defendants also requested that the proceedings be stayed pending consideration of the motion.

On April 20, 2009, the plaintiff filed a second amended complaint, which alleges violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and void any authorizations secured by the proxy statement, and to compel a tender offer. The time for defendants to answer the second amended complaint has not yet expired.

Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

9.	Stock-based Compensation

Deferred Stock Award Grant

Pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted the following deferred stock awards to its employees:

	Deferred Stock Award Grants
Date of grant	April 21, 2008	May 18, 2007
Shares granted(1)	451,782	764,850
Shares withheld to pay taxes(2)	20,695	82,666
Shares unvested as of March 31, 2009	331,943	365,670
Fair value of awards on date of grant(3)	$8.70	$10.00

(1)	Of the shares granted, 25% vested on the day of grant and the remaining shares, adjusted for any forfeitures, vest ratably on the anniversary date over the following three years.

(2)	These shares were surrendered upon vesting to satisfy required minimum tax withholding obligations.

(3)

The fair value of the awards is based on an assumed price reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free rate.

During the three months ended March 31, 2009 and 2008, Piedmont recognized approximately $0.7 million of compensation expense for all deferred stock grants issued to employees, all of which related to the nonvested shares. As of March 31, 2009, approximately $1.3 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately 2 years.

10.	Weighted-average Common Shares

There are no adjustments to “Net income” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income:

	Three Months Ended March 31,
	2009	2008
Weighted-average common shares – basic	479,115,826	485,897,575
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	518,975	358,796

Weighted-average common shares – diluted	479,634,801	486,256,371

11.	Subsequent Events

Annual Independent Director Equity Awards

On April 26, 2009, the board of directors of Piedmont approved an annual equity award for each of the independent directors of $42,500 payable in the form of 5,743 shares of Piedmont’s common stock.

Deferred Stock Award Grant - May 2009

On May 6, 2009, pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted approximately 560,000 shares of common stock as deferred stock awards to its employees, including its named executive officers, in recognition of individual and company performance for the year ended December 31, 2008. Of the shares granted, 25% vest immediately and the remaining shares, adjusted for any forfeitures, will vest ratably over the next three years. Employees are able to forfeit a portion of their vested shares in lieu of paying applicable payroll tax withholding on the vested portion of shares granted.

Declaration of Dividend for the Second Quarter 2009

On May 13, 2009, the board of directors of Piedmont declared dividends for the second quarter 2009 in the amount of $0.1050 (10.50 cents) per share on the outstanding common shares of Piedmont to all stockholders of record of such shares as shown on the books of Piedmont at the close of business on June 15, 2009. Such dividends are to be paid on June 22, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, Piedmont had outstanding borrowings of approximately $112.5 million on the $500 Million Unsecured Facility. Along with outstanding letters of credit totaling approximately $10.4 million, we had approximately $377.1 million available for future borrowing.

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

We anticipate that our primary future uses of capital will include, but will not be limited to, making scheduled debt service payments, and funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties. These expenditures include specifically identified building improvement projects, as well as projected amounts for tenant improvements and leasing commissions related to projected re-leasing, which are subject to change as market and tenant conditions dictate.

In addition, we currently expect to use a substantial portion of our future net cash flows generated from operations to pay dividends, and up to $100.0 million of proceeds from the dividend reinvestment plan to fund redemptions pursuant to our share redemption program in 2009. Our board of directors will continue to monitor the terms under which the share redemption program operates and the extent of our capital that may be used for this program.

The amount of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments, existing or future share redemptions or purchases, and selective acquisitions of new properties, (iv) the timing of significant releasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, and (v) our ability to continue to access additional sources of capital.

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants helps mitigate the risk of a significant interruption of our cash flows from operations, a general economic downturn, such as the one we are currently experiencing, or downturn in one of our core markets, could adversely impact our operating cash flows. Our primary focus is to achieve the best possible long-term, risk-adjusted return for our stockholders. Over the past several months, competition to attract and retain high, creditworthy tenants has increased due to general economic conditions. At the same time, a large percentage of our tenants are approaching their lease expirations. The capital requirements necessary for payment of leasing commissions, tenant concessions, and anticipated leasing expenditures to maintain our occupancy level have continued to increase. As a result, in order to (i) better reflect the intermediate term cash flow and earnings projections of the company, (ii) maintain sufficient liquidity to repay future borrowings and take advantage of potential opportunistic investments, and (iii) enhance the stability of our investment grade credit rating, we lowered the quarterly dividend for the first quarter 2009 to $0.1050 per share. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to pay dividends.

During the three months ended March 31, 2009, we generated approximately $73.9 million of cash flows from operating activities and approximately $24.0 million from the issuance of common stock pursuant to our dividend reinvestment program. From such cash flows, we (i) paid dividends to stockholders of approximately $50.2 million; (ii) invested approximately $10.0 million in mezzanine debt, (iii) funded capital expenditures and deferred leasing costs totaling approximately $17.4 million; and (iv) paid down debt, net of borrowing activities, of approximately $8.6 million.

Contractual Obligations

As of March 31, 2009, our contractual obligations are as follows (in thousands):

	Total	Payments Due During the Years Ending December 31,
		Remainder of 2009	2010-2011	2012-2013	Thereafter
Long-term debt(1)	$1,515,025	$—	$362,500	$45,000	$1,107,525
Operating lease obligations	80,370	480	1,272	1,500	77,118

Total	$1,595,395	$480	$363,772	$46,500	$1,184,643

(1)

Amounts include principal payments only. We made interest payments of approximately $16.4 million during the three months ended March 31, 2009 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms described herein and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Overview

As of March 31, 2009, we owned interests in 84 real estate properties. Our wholly-owned buildings comprise approximately 21 million square feet of commercial office and industrial space, and are approximately 91% leased. Our income from continuing operations for the three months ended March 31, 2009 decreased as compared to the prior year, mainly due to the recognition of approximately $4.8 million of non-recurring other rental income in the prior year, comprised of income recognized for lease terminations and restructurings. Additionally, we incurred approximately $3.1 million of interest costs, including loss on interest rate swap, related to our $250 Million Unsecured Term Loan, which was obtained in June 2008.

Comparison of the three months ended March 31, 2009 versus the three months ended March 31, 2008

The following table sets forth selected data from our consolidated statement of income for the three months ended March 31, 2009 and 2008, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the periods presented (dollars in millions):

	March 31, 2009%		March 31, 2008%		$ Increase (Decrease)
Revenue:
Rental income	$112.9		$114.4		(1.5)
Tenant reimbursements	$40.1		$39.2		0.9

Total rental income and tenant reimbursements	$153.0	100%	$153.6	100%	(0.6)
Property management fee revenue	$0.7	0%	$0.8	0%	(0.1)
Other rental income	$—	0%	$4.8	3%	(4.8)
Expense:
Property operating costs	$59.2	39%	$57.3	37%	1.9
Depreciation	$25.6	17%	$24.1	16%	1.5
Amortization	$13.4	9%	$16.5	11%	(3.1)
General and administrative expense	$7.8	5%	$7.1	5%	0.7
Real estate operating income	$47.2	31%	$53.6	35%	(6.4)
Other income (expense):
Interest expense	$(17.5)	11%	$(17.3)	11%	0.2
Equity in income of unconsolidated joint ventures	$0.7	0%	$0.6	0%	0.1
Loss on interest rate swap	$(1.9)	1%	$0.0	0%	1.9

Continuing Operations

Revenue

Rental income decreased from approximately $114.4 million for the three months ended March 31, 2008 to approximately $112.9 million for the three months ended March 31, 2009. As noted in the discussion of other rental income below, this decrease relates primarily to a lease which expired during the fourth quarter 2008 at the Glenridge Highlands II Building, as well as other leases terminated during 2008 which have not yet been fully re-leased. A significant portion of the vacated space at the Glenridge Highlands II Building has been re-leased to a tenant; however, this tenant will take possession of the space throughout the remainder of 2009. Tenant reimbursements increased from approximately $39.2 million for the three months ended March 31, 2008 to approximately $40.1 million for the three months ended March 31, 2009. This increase reflects an increase in property operating costs which were recoverable during the three months ended March 31, 2009.

Property management fee revenue, which includes both fee revenue and salary reimbursements, remained stable for the three months ended March 31, 2009 as compared to the prior period. Such income may decrease in future periods in the event that the owner of these properties makes other arrangements for their management.

Other rental income decreased approximately $4.8 million for the three months ended March 31, 2009 as compared to the prior period and is primarily comprised of income recognized for lease terminations and restructurings. Lease terminations and restructurings for the three months ended March 31, 2008 relate primarily to leases terminated at the 6031 Connection Drive Building in Irving, Texas and the 1901 Main Street Building in Irvine, California. We did not recognize any income related to lease terminations for the current period. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income from lease terminations or restructurings is recognized once we have completed our obligation to provide space to the tenant. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease terminations by tenants and/or restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $1.9 million for the three months ended March 31, 2009 compared to the prior period. This increase is primarily the result of increases in reimbursable property tax expenses at certain of our properties.

Depreciation expense increased approximately $1.5 million for the three months ended March 31, 2009 compared to the same period a year ago. Of this increase, approximately $0.5 million is the result of the Piedmont Pointe II Building which we acquired subsequent to March 31, 2008. Further, building improvements at the Aon Center Chicago Building, and the 4250 N. Fairfax Building, as well as tenant- related expenditures among other properties, contributed approximately $0.9 million of new depreciation expense as compared to the prior period.

Amortization expense decreased approximately $3.1 million for the three months ended March 31, 2009 compared to the prior period. The decrease relates mainly to intangible assets related to leases which have fully amortized or terminated subsequent to March 31, 2008.

General and administrative expenses increased approximately $0.7 million for the quarter ended March 31, 2009 compared to the prior period. Of this increase approximately $1.1 million is related to increases in taxes and license fees, salary expenses, and legal fees pursuant to ongoing stockholder litigation. The increase was partially offset by a decrease of $0.5 million in expenses related to support service agreements with our former advisor which we terminated in the second half of 2008.

Other Income (Expense)

Interest expense increased approximately $0.2 million for the three months ended March 31, 2009 compared to the prior period, primarily as a result of entering into our $250 Million Unsecured Term Loan subsequent to March 31, 2008. However, the interest expense increase was significantly offset by lower net borrowings and lower interest rates on our $500 Million Unsecured Facility, as well as the repayment of the One Brattle Square Building Mortgage Note and the 3100 Clarendon Boulevard Building Mortgage Note during 2008. We expect levels of interest expense to increase in future periods as we continue to draw on our $500 Million Unsecured Facility to fund redemptions pursuant to our share redemption program due to the timing differences between dividend reinvestment plan proceeds being received versus the processing of redemption requests effective April 2009, as well as capital expenditures at our existing properties and new net investment activity.

Equity in income of unconsolidated joint ventures remained comparable for the three months ended March 31, 2009 compared to the prior period. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Loss on interest rate swap is comprised solely of the difference between the contractual, variable interest rate on our $250 Million Unsecured Term Loan, and the fixed interest charges associated with the interest rate swap agreement we entered into in June 2008 in conjunction with the loan. We entered into the interest rate swap agreement to hedge the variability in expected future cash flows.

Because overall variable rates were lower than our fixed rate as stated in the interest rate swap agreement, we recognized approximately $1.9 million of charges in conjunction with the swap agreement for the current period. The interest rate swap was consummated at the closing of the $250 Million Unsecured Term Loan in June 2008, and as such there is no comparable amount in our results for the period ended March 31, 2008.

Income from continuing operations per share on a fully diluted basis decreased from $0.08 for the three months ended March 31, 2008 to $0.06 for the three months ended March 31, 2009 primarily as a result of other rental income comprised of non-recurring income recognized for lease terminations and restructurings recognized in the prior period, as well as net additional interest costs related to our $250 Million Unsecured Term Loan which was obtained in June 2008.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $0 and $9,000 for the three months ended March 31, 2009 and 2008, respectively. These amounts consist of tenant operating expense reconciliation adjustments related to our ownership period for the Citigroup Fort Mill Building and the Videojet Technology Building, which were both sold in March 2007. We do not expect that income from discontinued operations will be comparable to future periods; as such income is subject to the timing and existence of future property dispositions.

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

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses or certain other noncash charges to earnings. Reconciliations of net income to FFO are presented below (in thousands):

	Three Months Ended March 31,
	2009	Per Share*	2008	Per Share*
Net income	$29,038	$.06	$37,361	$.08
Add:
Depreciation of real assets — wholly owned properties	25,477.05		24,033.05
Depreciation of real assets — unconsolidated partnerships	359	—	375	—
Amortization of lease-related costs — wholly owned properties	13,442.03		16,533.03
Amortization of lease-related costs — unconsolidated partnerships	102	—	241	—

FFO	$68,418	$.14	$78,543	$.16

Weighted-average shares outstanding — diluted	479,635		486,256

*	Based on weighted-average shares outstanding- diluted.

Set forth below is additional information related to certain significant cash and noncash items included in or excluded from net income above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see our accompanying consolidated statements of cash flows for details of our operating, investing (including capital expenditures), and financing cash activities.

Noncash Items Included in Net Income

•

In accordance with GAAP, we recognized straight-line rental expense and adjustments to straight-line receivables as a result of lease terminations of approximately $2.7 million and $1.3 million during the three months ended March 31, 2009 and 2008, respectively;

•	The amortization of deferred financing costs totaled approximately $0.7 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively;

•

The amortization of above-market and below-market in-place leases recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $1.2 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively;

•

The noncash portion of compensation expense related to shares issued under the 2007 Omnibus Incentive Plan recorded as general and administrative expense in the accompanying consolidated statements of income totaled approximately $0.7 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively; and

•

The noncash portion of interest income related to the amortization of discounts associated with the investment in mezzanine debt recorded as interest and other income in the accompanying consolidated statements of income totaled approximately $367,000 and $38,000 for the three months ended March 31, 2009 and 2008, respectively.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“Piedmont Sub”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. Except for holding 20,000 limited partnership units in Piedmont OP, our operating partnership, Piedmont Sub, had no operations for the three months ended March 31, 2009.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no material impairment in the carrying value of real estate assets held by us or any other unconsolidated joint ventures during the three months ended March 31, 2009.

Goodwill

We account for our goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. We test the carrying value of our goodwill for impairment on an annual basis. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss may be recognized when the carrying amount of the acquired net assets exceeds the estimated fair value of those assets. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of March 31, 2009.

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

When we make an investment, we assess whether the investment represents a variable interest in a VIE and, if so, whether we are the primary beneficiary of the VIE. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of various cash flow scenarios. Incorrect assumptions or estimates of future cash flows may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

Interest Rate Swap

When we enter into an interest rate swap agreement to hedge our exposure to changing interest rates on our variable rate debt instruments, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record all derivatives on the balance sheet at fair value. We reassess the effectiveness of our derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in consolidated statements of income in the current period. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are also recorded as gain/(loss) on interest rate swap in the consolidated income statements as incurred. Currently, we do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as cash flow hedges.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements;

•	Contingencies Related to Tenant Audits; and

•	Assertion of Legal Action.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our $500 Million Unsecured Facility and our $250 Million Unsecured Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily by maintaining a moderate level of variable-rate debt. In addition, we entered into an interest rate swap agreement to effectively fix our rate on the $250 Million Unsecured Term Loan.

All of our debt was entered into for other than trading purposes, and the fair value of our debt as of March 31, 2009 materially approximates its fair value as of December 31, 2008, which was approximately $1.4 billion.

As of March 31, 2009, approximately $1.4 billion of our outstanding debt is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt has an average interest rate of approximately 4.86% per annum with expirations ranging from 2010 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of March 31, 2009, approximately $112.5 million of our outstanding debt (the amount outstanding under our $500 Million Unsecured Facility) is subject to variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the company’s discretion. The 30-day LIBOR rate as of March 31, 2009 was 0.51%. The weighted-average interest rate on all outstanding draws as of March 31, 2009 is 1.57%. To the extent that we borrow funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The time for the defendants to respond to the motion for leave to amend has not yet expired.

We believe that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

In Re Piedmont Office Realty Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-02660-CAP (Upon motions to dismiss filed by defendants, parts of all four counts were dismissed by the court. Counts III and IV were dismissed in their entirety. A motion for reconsideration has been filed by the defendants.)

On October 25, 2007, the same stockholder mentioned above filed a second purported class action in the United States District Court for the Northern District of Georgia against Piedmont and its board of directors. The complaint attempts to assert class action claims on behalf of (i) those persons who were entitled to tender their shares pursuant to the tender offer filed with the SEC by Lex-Win Acquisition LLC (“Lex-Win”), a former stockholder, on May 25, 2007, and (ii) all persons who are entitled to vote on the proxy statement filed with the SEC on October 16, 2007.

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

On March 30, 2009, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed two of the four counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding (i) the failure to disclose information regarding the likelihood of a listing in Piedmont’s amended response to the Lex-Win tender offer and (ii) misstatements or omissions in Piedmont’s proxy statement concerning then-existing market conditions, the alternatives to a listing or extension that were explored by the defendants, the results of conversations with potential buyers as to Piedmont’s valuation, and certain details of our share redemption plan. On April 13, 2009, defendants moved for reconsideration of the court’s March 30, 2009 order or, alternatively, for certification of the order for immediate appellate review. The defendants also requested that the proceedings be stayed pending consideration of the motion.

On April 20, 2009, the plaintiff filed a second amended complaint, which alleges violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and void any authorizations secured by the proxy statement, and to compel a tender offer. The time for defendants to answer the second amended complaint has not yet expired.

We believe that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

ITEM 1A.	RISK FACTORS

There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter 2009.

(b)	Not applicable.

(c)

Our board of directors has adopted a share redemption program, as announced in December 1999 and as subsequently amended from time to time, which provides stockholders with the opportunity to have their shares redeemed after they have held them for a period of one year for a purchase price equal to the lesser of (1) $7.03 per share, or (2) the purchase price per share that they actually paid for their shares of Piedmont, less the special capital distribution of $1.62 per share in June 2005 if received by the stockholder. Redemptions under the program are currently limited as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event shall the life-to-date aggregate amount of redemptions under our share redemption program exceed life-to-date aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan; and (3) effective for 2009, the total amount of capital which may be used to redeem shares in calendar 2009 can not exceed $100.0 million, which approximates the estimated proceeds to be received from the dividend reinvestment plan during 2009. The share redemption program was suspended in November 2008 for redemption requests for the period beginning January 1, 2009. However, on March 10, 2009, the board of directors reopened the share redemption program effective April 2009. As such, there were no redemptions during the quarter ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC. (Registrant)

Dated: May 13, 2009	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
3.1	Second Articles of Amendment and Restatement of the Company (incorporating all amendments thereto through December 17, 2007) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008)

3.2	Amended Bylaws of Piedmont Office Realty Trust, Inc. (incorporating all amendments thereto through June 26, 2008) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2008)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002