Form 10-K/A
period 2008-12-31
Piedmont Office Realty Trust, Inc.
filed 2009-07-20
CIK 1042776

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Piedmont Office Realty Trust, Inc. (“Piedmont”) for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission ( the “SEC”) on March 13, 2009, is being filed for the sole purpose of correcting the table disclosing the potential cash payments and estimated equivalent cash value of benefits generally owed to the named executive officers under the terms of their employment agreements upon termination of those agreements under various scenarios described under “Item 11. Executive Compensation – Potential Payments upon Termination or Change of Control”. In the initial filing on March 13, 2009, this table contained calculation errors, which are now corrected below. Pursuant to the rules of the SEC, we are also amending the Form 10-K to contain currently-dated certifications from Piedmont’s Principal Executive Officer and Principal Financial Officer, as required by SEC rules. We are making no other changes to the original Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Potential Payments upon Termination or Change of Control

Name and Principal Position	Without Cause/For Good Reason ($)	Change-in-Control (Termination Without Cause/For Good Reason) ($)	Non-renewal by Us of Initial or Subsequent Term ($)	Death/Disability ($)
Donald A. Miller, CFA	3,991,812	3,991,812	3,959,747	3,959,747
Robert E. Bowers	2,051,048	2,051,048	2,018,983	2,018,983
Laura P. Moon	546,128	546,128	546,128	546,128
Raymond L. Owens	800,050	800,050	800,050	800,050
Carroll A. Reddic, IV	649,781	649,781	649,781	649,781

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of July 2009.

Piedmont Office Realty Trust, Inc. (Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA President, Principal Executive Officer, and Director

EXHIBIT INDEX

TO

2008 FORM 10-K/A

AMENDMENT No. 1

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002