Form 10-Q
period 2009-06-30
Piedmont Office Realty Trust, Inc.
filed 2009-08-13
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of July 31, 2009: 472,373,109 shares

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the sectors in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•	Lease terminations or lease defaults, particularly by one of Piedmont’s larger tenants;

•	The impact of competition on Piedmont’s efforts to renew existing leases or re-let space on terms similar to existing leases;

•

Changes in the economies and other conditions of the office market in general and of the specific markets in which Piedmont operates, particularly in Chicago, Washington, D.C., and the New York metropolitan area;

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Potential development and construction delays and resultant increased costs and risks;

•	The success of Piedmont’s real estate strategies and investment objectives;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Availability of financing and banks’ ability to honor existing line of credit commitments;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended; and

•	Other factors, including the risk factors discussed under Item 1A. of this Form 10-Q and Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2008. Piedmont’s results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) June 30, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$659,637	$659,637
Buildings and improvements, less accumulated depreciation of $615,665 and $564,940 as of June 30, 2009 and December 31, 2008, respectively	3,060,760	3,098,657
Intangible lease assets, less accumulated amortization of $170,460 and $154,997 as of June 30, 2009 and December 31, 2008, respectively	113,832	130,517
Construction in progress	16,396	19,259

Total real estate assets	3,850,625	3,908,070
Investments in unconsolidated joint ventures	47,408	48,240
Cash and cash equivalents	17,529	20,333
Tenant receivables, net of allowance for doubtful accounts of $925 and $969 as of June 30, 2009 and December 31, 2008, respectively	123,191	126,407
Notes receivable	57,990	46,914
Due from unconsolidated joint ventures	1,198	1,067
Prepaid expenses and other assets	20,448	21,788
Goodwill	180,097	180,390
Deferred financing costs, less accumulated amortization of $7,892 and $6,499 as of June 30, 2009 and December 31, 2008, respectively	8,547	9,897
Deferred lease costs, less accumulated amortization of $126,053 and $110,967 as of June 30, 2009 and December 31, 2008, respectively	187,451	194,224

Total assets	$4,494,484	$4,557,330

Liabilities:
Line of credit and notes payable	$1,560,525	$1,523,625
Accounts payable, accrued expenses, and accrued capital expenditures	98,803	111,411
Deferred income	28,412	24,920
Intangible lease liabilities, less accumulated amortization of $69,940 and $63,886 as of June 30, 2009 and December 31, 2008, respectively	67,143	73,196
Interest rate swap	6,865	8,957

Total liabilities	1,761,748	1,742,109
Commitments and Contingencies	—	—
Redeemable Common Stock	52,230	112,927
Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 473,002,902 shares issued and outstanding as of June 30, 2009; and 478,900,699 shares issued and outstanding at December 31, 2008	4,730	4,789
Additional paid-in capital	3,446,336	3,488,461
Cumulative distributions in excess of earnings	(716,949)	(674,326)
Redeemable common stock	(52,230)	(112,927)
Other comprehensive loss	(6,865)	(8,957)

Piedmont stockholders’ equity	2,675,022	2,697,040

Noncontrolling interest	5,484	5,254

Total stockholders’ equity	2,680,506	2,702,294

Total liabilities, redeemable common stock, and stockholders’ equity	$4,494,484	$4,557,330

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$111,994	$113,903	$224,941	$228,313
Tenant reimbursements	36,059	36,578	76,164	75,733
Property management fee revenue	744	883	1,441	1,636
Other rental income	782	797	781	5,572

	149,579	152,161	303,327	311,254
Expenses:
Property operating costs	54,552	55,401	113,746	112,691
Asset and property management fees	511	455	981	956
Depreciation	26,561	24,431	52,190	48,500
Amortization	13,695	15,595	27,136	32,128
General and administrative	8,818	9,168	16,657	16,316

	104,137	105,050	210,710	210,591

Real estate operating income	45,442	47,111	92,617	100,663
Other income (expense):
Interest expense	(17,465)	(18,056)	(34,924)	(35,362)
Interest and other income	1,294	1,119	1,954	1,778
Equity in income of unconsolidated joint ventures	753	464	1,417	1,076
Loss on interest rate swap	(1,928)	(27)	(3,812)	(27)

	(17,346)	(16,500)	(35,365)	(32,535)

Income from continuing operations	28,096	30,611	57,252	68,128
Discontinued operations:
Operating Income	—	1	—	10

Income from discontinued operations	—	1	—	10

Net income	28,096	30,612	57,252	68,138
Less: Net income attributable to noncontrolling interest	(120)	(142)	(238)	(306)

Net income attributable to Piedmont	$27,976	$30,470	$57,014	$67,832

Per share information – basic:
Income from continuing operations	$0.06	$0.06	$0.12	$0.14
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00
Income attributable to noncontrolling interest	$0.00	$0.00	$0.00	$0.00

Net income available to common stockholders	$0.06	$0.06	$0.12	$0.14

Per share information – diluted:
Income from continuing operations	$0.06	$0.06	$0.12	$0.14
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00
Income attributable to noncontrolling interest	$0.00	$0.00	$0.00	$0.00

Net income available to common stockholders	$0.06	$0.06	$0.12	$0.14

Weighted-average common shares outstanding – basic	474,566,162	479,400,829	476,828,426	482,649,202

Weighted-average common shares outstanding – diluted	474,911,608	479,687,981	477,140,948	482,896,359

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2007	488,974	$4,890	$3,568,801	$(526,337)	$(166,809)	—	$6,546	$2,887,091
Issuance of common stock	17,085	170	143,002	—	—	—	—	143,172
Redemptions of common stock	(27,422)	(274)	(229,530)	—	—	—	—	(229,804)
Redeemable common stock	—	—	—	—	53,882	—	—	53,882
Dividends ($0.5868 per share)	—	—	—	(279,303)	—	—	(115)	(279,418)
Premium on stock sales	—	—	2,725	—	—	—	—	2,725
Incremental purchase of 35 W. Wacker Building	—	—	—	—	—	—	(1,723)	(1,723)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	264	3	3,463	—	—	—	—	3,466
Net income attributable to noncontrolling interest	—	—	—	—	—	—	546	546
Components of comprehensive income:
Net income	—	—	—	131,314	—	—	—	131,314
Change in value of interest rate swap	—	—	—	—	—	(8,957)	—	(8,957)

Comprehensive income								122,357

Balance, December 31, 2008	478,901	4,789	3,488,461	(674,326)	(112,927)	(8,957)	5,254	2,702,294
Issuance of common stock	6,578	66	55,057	—	—	—	—	55,123
Redemptions of common stock	(12,789)	(128)	(107,043)	—	—	—	—	(107,171)
Redeemable common stock	—	—	—	—	60,697	—	—	60,697
Dividends ($0.2100 per share)	—	—	—	(99,637)	—	—	(8)	(99,645)
Discount on stock sales	—	—	8,641	—	—	—	—	8,641
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	313	3	1,220	—	—	—	—	1,223
Net income attributable to noncontrolling interest	—	—	—	—	—	—	238	238
Components of comprehensive income:
Net income	—	—	—	57,014	—	—	—	57,014
Change in value of interest rate swap	—	—	—	—	—	2,092	—	2,092

Comprehensive income								59,106

Balance, June 30, 2009	473,003	$4,730	$3,446,336	$(716,949)	$(52,230)	$(6,865)	$5,484	$2,680,506

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Six months ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$57,252	$68,138
Operating distributions received from unconsolidated joint ventures	2,175	2,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,190	48,500
Other amortization	26,721	32,183
Amortization of deferred financing costs and fair market value adjustments on notes payable	1,394	575
Accretion of notes receivable discount	(1,293)	(302)
Stock compensation expense	1,535	2,358
Equity in income of unconsolidated joint ventures	(1,417)	(1,076)
Changes in assets and liabilities:
Decrease in tenant receivables, net	3,381	1,405
Increase in prepaid expenses and other assets	(4,478)	(4,833)
(Decrease) increase in accounts payable and accrued expenses	(1,362)	4,467
Increase (decrease) in deferred income	3,492	(3,863)

Net cash provided by operating activities	139,590	150,013
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(16,245)	(99,659)
Investment in internalization costs – goodwill	—	(19)
Investment in mezzanine debt	(10,000)	(45,643)
Investment in unconsolidated joint ventures	(57)	—
Investment in corporate tenant improvements	(88)	—
Deferred lease costs paid	(9,789)	(15,311)

Net cash used in investing activities	(36,179)	(160,632)
Cash Flows from Financing Activities:
Deferred financing costs paid	(43)	(2,017)
Proceeds from line of credit and notes payable	146,000	580,500
Repayments of line of credit and notes payable	(109,100)	(271,509)
Issuance of common stock	46,474	72,471
Redemptions of common stock	(89,901)	(157,601)
Dividends paid	(99,645)	(140,485)

Net cash (used in) provided by financing activities	(106,215)	81,359

Net (decrease) increase in cash and cash equivalents	(2,804)	70,740
Cash and cash equivalents, beginning of period	20,333	65,016

Cash and cash equivalents, end of period	$17,529	$135,756

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

1.	Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, LP (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns a majority of its properties directly, through wholly owned subsidiaries, and a limited number through joint ventures with real estate limited partnerships with other third parties. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP, its subsidiaries, and consolidated joint ventures.

As of June 30, 2009, Piedmont owned interests in 84 buildings, either directly or through joint ventures, which are located in 22 states and the District of Columbia. Piedmont’s wholly-owned buildings comprise approximately 21 million square feet, primarily of commercial office space, and are approximately 90% leased.

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

The combined proceeds from such offerings are approximately $5.7 billion. From these proceeds, Piedmont has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses; (2) approximately $451.7 million in commissions and discounts on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, since inception, Piedmont has used approximately $976.3 million to redeem shares pursuant to Piedmont’s share redemption program or to repurchase shares. The remaining net offering proceeds of approximately $4.1 billion are invested in real estate.

Although Piedmont qualifies as a “public company” under the Securities Exchange Act of 1934, Piedmont’s stock is not listed or actively traded on a national exchange. As such, Piedmont’s charter requires Piedmont to announce a plan of orderly liquidation or a liquidity event to its stockholders by July 30, 2009 (the “Liquidation Date”), unless the board of directors, at its sole discretion, further extends the Liquidation Date from July 30, 2009 to January 30, 2011. On July 21, 2009, the board of directors unanimously determined to extend the Liquidation Date to January 30, 2011.

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

Redeemable Common Stock

Subject to certain limitations, shares of Piedmont’s common stock are contingently redeemable at the option of the stockholder. Such limitations include, but are not limited to, the following: (i) during any calendar year Piedmont may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year; and (ii) in no event shall the life-to-date aggregate amount paid for redemptions under the Piedmont share redemption program exceed the aggregate amount of proceeds received from the sale of shares pursuant to the DRP. In addition, the board of directors has limited the dollar amount of shares that may be redeemed for the year ending December 31, 2009 to the estimated proceeds from the dividend reinvestment plan anticipated to be received during 2009 (approximately $100.0 million). Accordingly, Piedmont has recorded redeemable common stock equal to the aggregate fund-to-date amount of proceeds received under the DRP, less the aggregate fund-to-date amount incurred to redeem shares under Piedmont’s share redemption program of approximately $52.2 million and $112.9 million as of June 30, 2009 and December 31, 2008, respectively. Further, upon being tendered for redemption by the holder, Piedmont reclassifies redeemable common shares from mezzanine equity to a liability at settlement value.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Account Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends FASB Statement No. 140 to remove the concept of a qualifying special-purpose entity, as well as clarifying derecognition of transferred financial assets. SFAS 166 is effective for annual periods beginning after November 15, 2009, with early adoption prohibited. Piedmont does not expect the provisions of SFAS 166 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R) (“FIN 46(R))” to require entities to perform ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”), as opposed to FIN 46(R) which required reconsideration only when specific events occurred. Additionally, SFAS 167 revises certain guidance in FIN 46(R) for determining whether an entity is a VIE. SFAS 167 is effective for annual periods beginning after November 15, 2009, with early adoption prohibited. Piedmont will continue to assess the provisions and evaluate the financial impact of SFAS 167 on its consolidated financial statements.

3.	Notes Receivable

Notes receivable as of June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Investments in mezzanine debt	$57,757	$46,461
Note receivable from tenant	233	453

Notes receivable	$57,990	$46,914

Piedmont recognized interest income for its two investments in mezzanine debt of approximately $1.3 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively, and $1.9 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively. Piedmont’s maximum exposure to loss as a result of its investment in mezzanine debt is approximately $57.8 million as of June 30, 2009. See Note 6 below for a description of Piedmont’s estimated fair value of investments in mezzanine debt as of June 30, 2009.

4.	Line of Credit and Notes Payable

As of June 30, 2009 and December 31, 2008, Piedmont had a line of credit and notes payable outstanding as follows (in thousands):

							Amount Outstanding as of
Facility	Fixed-rate (F) or Variable rate (V)		Rate (1)	Term Debt (T) Revolving (R)	Maturity		June 30, 2009	December 31, 2008
Secured Pooled Facility	F		4.84%	T	6/7/2014		$350,000	$350,000
Aon Center Chicago Mortgage Note	F		4.87%	T	5/1/2014		200,000	200,000
Aon Center Chicago Mortgage Note	F		5.70%	T	5/1/2014		25,000	25,000
$125.0 Million Fixed-Rate Loan	F		5.50%	T	4/1/2016		125,000	125,000
35 W. Wacker Building Mortgage Note	F		5.10%	T	1/1/2014		120,000	120,000
WDC Mortgage Notes	F		5.76%	T	11/1/2017		140,000	140,000
$105.0 Million Fixed-Rate Loan	F		5.29%	T	5/11/2015		105,000	105,000
$45.0 Million Fixed-Rate Loan	F		5.20%	T	6/1/2012		45,000	45,000
$42.5 Million Fixed-Rate Loan	F		5.70%	T	10/11/2016		42,525	42,525
$250 Million Unsecured Term Loan	V	(2)	LIBOR + 1.50%(2)	T	6/28/2010	(4)	250,000	250,000
$500 Million Unsecured Facility	V		1.27% (3)	R	8/30/2011	(5)	158,000	121,100

Total indebtedness							$1,560,525	$1,523,625

(1) All of Piedmont’s outstanding debt as of June 30, 2009 and December 31, 2008 is interest-only debt.

(2) The $250 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into an interest rate swap agreement which effectively fixes the rate on this loan to 4.97%.

(3) Rate is equal to the weighted-average interest rate on all outstanding draws as of June 30, 2009. Piedmont may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All selections are subject to an additional spread (0.475% as of June 30, 2009) over the selected rate based on Piedmont’s current credit rating.

(4) Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 25 basis point extension fee.

(5) Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 15 basis point extension fee.

During the six months ended June 30, 2009, Piedmont’s net borrowings under its $500 Million Unsecured Facility totaled approximately $36.9 million. Piedmont made interest payments on all debt facilities totaling approximately $16.7 million and $17.7 million for the three months ended June 30, 2009 and 2008, respectively, and $33.1 million and $34.0 million for the six months ended June 30, 2009 and 2008, respectively. Piedmont had no capitalized interest for the six months ended June 30, 2009 or 2008. See Note 6 below for a description of Piedmont’s estimated fair value of debt as of June 30, 2009.

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

The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2009, Piedmont’s interest rate swap agreement was used to hedge the variable cash flows associated with the $250 Million Unsecured Term Loan, and such agreement expires at the maturity of the loan. No hedge ineffectiveness on Piedmont’s cash flow hedge was recognized during the six months ending June 30, 2009.

Amounts reported in accumulated other comprehensive income related to Piedmont’s derivative will be reclassified to interest expense as interest payments are made on Piedmont’s variable-rate debt (the $250 Million Unsecured Term Loan). Based on projections of future LIBOR rates, Piedmont estimates that an additional $6.98 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the twelve months ending June 30, 2010.

As of June 30, 2009, Piedmont had the following outstanding interest rate derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional Amount
Interest Rate Swap	$250,000,000

The table below presents the fair value of Piedmont’s derivative financial instrument as well as its classification on the accompanying consolidated balance sheets as of June 30, 2009 (in thousands):

	Fair Value of Derivative Instrument
	Asset Derivative As of June 30, 2009		Liability Derivative As of June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swap	Other assets	$—	Other liabilities	$6,865

Total derivatives designated as hedging instruments under SFAS 133		$—		$6,865

The tables below present the effect of Piedmont’s derivative financial instrument on the accompanying consolidated statement of income for the three months ended June 30, 2009 (in thousands):

Derivative in SFAS 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swap	$663	Other income / (expense)	$(1,928)	Other income / (expense)	$0

Total	$663		$(1,928)		$0

The tables below present the effect of Piedmont’s derivative financial instrument on the accompanying consolidated statement of income for the six months ended June 30, 2009 (in thousands):

Derivative in SFAS 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swap	$1,721	Other income / (expense)	$(3,812)	Other income / (expense)	$0

Total	$1,721		$(3,812)		$0

Credit-risk-related Contingent Features

Piedmont has an agreement with its derivative counterparty that contains a provision where if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation.

As of June 30, 2009, the fair value of the derivative in a liability position related to this agreement was approximately $6.9 million. If Piedmont breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of the fair value plus accrued interest, or approximately $7.0 million.

6.	Fair Value Measurements

Piedmont considers its cash, accounts receivable, notes receivable, accounts payable, interest rate swap agreement, and lines of credit and notes payable to meet the definition of financial instruments. As of June 30, 2009, the carrying value of cash, accounts receivable, notes receivable from tenants to fund certain expenditures related to the property, and accounts payable approximated fair value. Piedmont estimates the fair value of its lines of credit and notes payable to be $1.4 billion as of June 30, 2009. The estimated fair value of Piedmont’s investments in mezzanine debt, a component of notes receivable in its accompanying consolidated balance sheet, is approximately $40.4 million as of June 30, 2009. Such value was derived based on the estimated fair value of Piedmont’s original investment in mezzanine debt as of December 31, 2008, as well as Piedmont’s second investment in mezzanine debt (on a cost basis) in first quarter 2009. The estimated fair value of such investments is highly dependent upon the underlying characteristics of each specific real estate asset and existing capital structure securing each note receivable. The valuation of Piedmont’s original investment in mezzanine debt, which was performed as of December 31, 2008, used the pricing negotiated on the second investment in mezzanine debt that closed in March 2009. Given the limited amount of relevant current transactional activity, more recent market comparables are not available for further update of this estimate.

Piedmont’s financial liability carried at fair value as of June 30, 2009 is classified in the table below in one of the three categories as defined by SFAS No. 157, Fair Value Measurements (“SFAS 157”).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Liabilities
Derivative financial instrument	$—	$6,865	$—	$6,865

Derivative Financial Instrument

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

In addition to the computations previously described, Piedmont considered both its own and the respective counterparty’s risk of non-performance in determining the fair value of its derivative financial instrument. To do this, Piedmont estimated the total expected exposure under the derivative financial instrument, consisting of the current exposure and the potential future exposure that both Piedmont and the counterparty to the interest rate swap agreement were at risk to as of the valuation date. The total expected exposure was then discounted using discount factors that contemplate the credit risk of Piedmont and the counterparty to arrive at a credit charge. This credit charge was then netted against the fair value of the derivative financial instrument computed based on Piedmont’s prior methodology to arrive at an estimate of fair value based on the framework presented in SFAS 157. As of June 30, 2009, the credit valuation adjustment did not comprise a material portion of the fair value of the derivative financial instrument.

As of June 30, 2009, Piedmont believes that any unobservable inputs used to determine the fair value of its derivative financial instrument are not significant to the fair value measurement in its entirety, and therefore Piedmont does not consider its derivative financial instrument to be considered a Level 3 Liability.

7.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30, (in thousands)
	2009	2008
Reduction in goodwill related to return of common stock used to acquire Piedmont’s former advisor	$(293)	$—
Accrued redemptions of common stock	$—	$(22,819)
Accrued capital expenditures and deferred lease costs	$664	$3,848
Discounts applied to issuance of common stock, net of return of common stock used to acquire Piedmont’s former advisor	$(8,649)	$619
Discounts reduced as a result of redemptions and purchases of common stock	$17,270	$1,401
Redeemable common stock	$(60,697)	$109,327

8.	Commitments and Contingencies

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

On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff’s motion for leave to amend on April 30, 2009. The plaintiff filed its reply of its motion for leave to amend on May 18, 2009. The court denied the motion for leave to amend on June 23, 2009.

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

On March 30, 2009, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed two of the four counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding (i) the failure to disclose information regarding the likelihood of a listing in Piedmont’s amended response to the Lex-Win tender offer and (ii) purported misstatements or omissions in Piedmont’s proxy statement concerning then-existing market conditions, the alternatives to a listing or extension that were explored by the defendants, the results of conversations with potential buyers as to Piedmont’s valuation, and certain details of our share redemption program. On April 13, 2009, defendants moved for reconsideration of the court’s March 30, 2009 order or, alternatively, for certification of the order for immediate appellate review. The defendants also requested that the proceedings be stayed pending consideration of the motion. On June 19, 2009, the court denied the motion for reconsideration and the motion for certification of the order for immediate appellate review.

On April 20, 2009, the plaintiff filed a second amended complaint, which alleges violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and void any authorizations secured by the proxy statement, and to compel a tender offer. On May 11, 2009, the defendants answered the second amended complaint.

On June 10, 2009, the plaintiffs filed a motion for class certification. The time for defendants to respond to the plaintiff’s motion for class certification has not yet expired. The parties are presently engaged in discovery.

Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

9.	Stock-based Compensation

Deferred Stock Award Grant

Pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted the following deferred stock awards to its employees:

Date of grant	Deferred Stock Award Grants
	May 6, 2009	April 21, 2008	May 18, 2007
Shares granted(1)	559,902	451,782	764,850
Shares withheld to pay taxes(2)	52,539	58,018	149,659
Shares unvested as of June 30, 2009	419,927	221,293	182,838
Fair value of awards on date of grant(3)	$7.40	$8.70	$10.00

(1)	Of the shares granted, 25% vested on the day of grant and the remaining shares, adjusted for any forfeitures, vest ratably on the anniversary date over the following three years.

(2)	These shares were surrendered upon vesting to satisfy required minimum tax withholding obligations.

(3)

The fair value of the awards is based on an assumed price on the date of grant. This grant date fair value is further reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free rate.

During the three months ended June 30, 2009 and 2008, Piedmont recognized approximately $1.7 million and $2.1 million, respectively, of compensation expense, of which $0.7 million and $1.1 million related to the nonvested shares. During the six months ended June 30, 2009 and 2008, Piedmont recognized approximately $2.4 million and $2.7 million, respectively, of compensation expense, of which $1.4 million and $1.7 million related to the nonvested shares. As of June 30, 2009, approximately $3.2 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately 2 years.

Annual Independent Director Equity Awards

On April 26, 2009, the board of directors of Piedmont approved an annual equity award for each of the independent directors of $42,500 payable in the form of 5,743 shares of Piedmont’s common stock. During the quarter ended June 30, 2009, Piedmont recognized directors’ fees of approximately $297,500 related to these equity awards.

10.	Weighted-average Common Shares

There are no adjustments to “Net income” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average common shares – basic	474,566,162	479,400,829	476,828,426	482,649,202
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	345,446	287,152	312,522	247,157

Weighted-average common shares – diluted	474,911,608	479,687,981	477,140,948	482,896,359

11.	Subsequent Events

Piedmont reviewed its operations and transactions occurring since June 30, 2009 through August 13, 2009, the date on which the financial statements were issued, and have identified the following events:

Declaration of Dividend for the Second Quarter 2009

On July 20, 2009, the board of directors of Piedmont declared dividends for the third quarter 2009 in the amount of $0.1050 (10.50 cents) per share on the outstanding common shares of Piedmont to all stockholders of record of such shares as shown on the books of Piedmont at the close of business on September 15, 2009. Such dividends are to be paid on September 22, 2009.

Extension of Liquidation Date

Piedmont’s charter requires Piedmont to announce a plan of orderly liquidation or a liquidity event to its stockholders by July 30, 2009 (the “Liquidation Date”), unless the board of directors, at its sole discretion, further extends the Liquidation Date from July 30, 2009 to January 30, 2011. On July 21, 2009, the board of directors unanimously determined to extend the Liquidation Date to January 30, 2011.

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

Liquidity and Capital Resources

As of June 30, 2009, Piedmont had outstanding borrowings of approximately $158.0 million under its $500 million revolving variable-rate unsecured credit facility (the “500 Million Unsecured Facility”). Along with outstanding letters of credit totaling approximately $10.4 million, we had approximately $331.6 million available for future borrowing.

We intend to use cash flows generated from operation of our properties, proceeds from our dividend reinvestment plan, and proceeds from our $500 Million Unsecured Facility as our primary sources of immediate and long-term liquidity. In addition, we expect distributions from our existing unconsolidated joint ventures, the potential selective disposal of existing properties, and other financing opportunities afforded to us by our relatively low leverage and quality asset base to provide additional sources of funds. The continued disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to utilize all of these sources of funds. Based upon recent appraisals of institutionally-owned commercial real estate owned by others in markets that we also serve, we believe that market conditions continue to negatively impact the values of most existing office properties. As a result, we may be limited in our ability to selectively dispose of our existing properties at attractive prices. Further, a reduction in our estimated net asset value could influence our stockholders’ decision of whether to participate, or to continue to participate, in our dividend reinvestment plan, which is the primary source of funds for shares purchased pursuant to our share redemption program.

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

In addition, we currently expect to use a substantial portion of our future net cash flows generated from operations to pay dividends, and approximately $100.0 million of proceeds from the dividend reinvestment plan to fund redemptions pursuant to our share redemption program in 2009. Deferred redemption requests since November 2008, as well as redemption requests received during 2009 through April 30, 2009, participated in the redemptions made during the second quarter 2009, using approximately $89.9 million of the funds which had been previously allocated for 2009 redemptions. As of April 2009, the allocation of shares for ordinary redemptions for the remainder of 2009 was exhausted and approximately $10 million remained for additional death and required minimum distribution redemption requests for the 2009 calendar year. Our board of directors will continue to monitor the terms under which the share redemption program operates and the extent of our capital that may be used for this program.

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

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants helps mitigate the risk of a significant interruption of our cash flows from operations, a general economic downturn, such as the one we are currently experiencing, or downturn in one of our core markets, could adversely impact our operating cash flows. Our primary focus is to achieve the best possible long-term, risk-adjusted return for our stockholders. Over the past several months, competition to attract and retain high, creditworthy tenants has increased due to general economic conditions. At the same time, a large percentage of our tenants are approaching their lease expirations. The capital requirements necessary for payment of leasing commissions, tenant concessions, and anticipated leasing expenditures to maintain our occupancy level have continued to increase. As a result, in order to (i) better reflect the intermediate term cash flow and earnings projections of the company, (ii) maintain sufficient liquidity to repay future borrowings and take advantage of potential opportunistic investments, and (iii) enhance the stability of our investment grade credit rating, we lowered our quarterly dividend during the first quarter 2009 to $0.1050 per share. We will continue to closely monitor our tenant renewals, competitive market conditions, and our cash flow proceeds. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to pay dividends.

During the six months ended June 30, 2009, we generated approximately $139.6 million of cash flows from operating activities and approximately $83.4 million from the issuance of common stock pursuant to our dividend reinvestment plan and from combined net borrowing activities. From such cash flows, we (i) paid dividends to stockholders of approximately $99.6 million; (ii) invested approximately $10.0 million in mezzanine debt, (iii) funded capital expenditures and deferred leasing costs totaling approximately $26.2 million; and (iv) redeemed approximately $89.9 million of common stock pursuant to our share redemption program.

Results of Operations

Overview

As of June 30, 2009, we owned interests in 84 real estate properties. Our wholly-owned buildings comprise approximately 21 million square feet of commercial office and industrial space, and are approximately 90% leased. Our income from continuing operations for each period presented decreased as compared to the prior year, mainly due to the prior year recognition of approximately $5.6 million of non-recurring fees associated with lease terminations and restructurings. Additionally, we incurred approximately $6.1 million of additional interest costs (including interest rate swap costs) in the current year related to our $250 Million Unsecured Term Loan obtained in June 2008. This increase in interest expense was partially offset by lower rates on our $500 Million Unsecured Facility and lower overall outstanding borrowings as compared to the prior year.

Comparison of the three months ended June 30, 2009 versus the three months ended June 30, 2008

The following table sets forth selected data from our consolidated statement of income for the three months ended June 30, 2009 and 2008, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the periods presented (dollars in millions):

	June 30, 2009%		June 30, 2008%		$ Increase (Decrease)
Revenue:
Rental income	$112.0		$113.9		(1.9)
Tenant reimbursements	36.1		36.6		(0.5)

Total rental income and tenant reimbursements	148.1	100	150.5	100	(2.4)
Property management fee revenue	0.7	0	0.9	1	(0.2)
Other rental income	0.8	1	0.8	1	(0.0)
Expense:
Property operating costs	54.6	37	55.4	37	(0.8)
Asset and property management fees	0.5	0	0.5	0	0.0
Depreciation	26.6	18	24.4	16	2.2
Amortization	13.7	9	15.6	10	(1.9)
General and administrative expense	8.8	6	9.2	6	(0.4)
Real estate operating income	45.4	31	47.1	31	(1.7)
Other income (expense):
Interest expense	(17.5)	12	(18.1)	12	(0.6)
Interest and other income	1.3	1	1.1	1	0.2
Equity in income of unconsolidated joint ventures	0.8	1	0.5	0	0.3
Loss on interest rate swap	(1.9)	1	0.0	0	1.9
Income from continuing operations	28.1	19	30.6	20	(2.5)

Continuing Operations

Revenue

Rental income decreased from approximately $113.9 million for the three months ended June 30, 2008 to approximately $112.0 million for the three months ended June 30, 2009. As noted in the discussion of other rental income below, this decrease relates primarily to a lease which expired during the fourth quarter 2008 at the Glenridge Highlands II Building, as well as other leases terminated during 2008 which have not yet been fully re-leased. A significant portion of the vacated space at the Glenridge Highlands II Building has been subsequently re-leased to a new tenant. Tenant reimbursements decreased from approximately $36.6 million for the three months ended June 30, 2008 to approximately $36.1 million for the three months ended June 30, 2009. This variance reflects a decrease in recoverable property operating costs, including property taxes and utilities, during the three months ended June 30, 2009.

Property management fee revenue, which includes both fee revenue and salary reimbursements, decreased approximately $0.2 million for the three months ended June 30, 2009 as compared to the prior period as a result of vacancy at certain of the managed properties, as well as non-recurring construction management projects in the prior year. Such income may decrease in future periods in the event that the owner of these properties makes other arrangements for their management.

Other rental income remained stable at approximately $0.8 million for the three months ended June 30, 2009 as compared to the prior period and is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings for the three months ended June 30, 2009 relate primarily to leases terminated at the 1901 Main Street Building in Irvine, California and the Auburn Hills Corporate Center Building in Auburn Hills, Michigan, while prior year amounts relate to tenants at the 6031 Connection Drive Building in Irving, Texas. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease terminations by tenants and/or restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the company over the long term.

Expense

Property operating costs decreased approximately $0.8 million for the three months ended June 30, 2009 compared to the prior period. This decrease is primarily the result of decreases in reimbursable tenant expenses at certain of our properties, including property taxes, utilities, and repairs and maintenance expense.

Depreciation expense increased approximately $2.2 million for the three months ended June 30, 2009 compared to the same period a year ago. Of this increase, building improvements at the Aon Center Building in Chicago as well as tenant-related expenditures among other properties contributed approximately $1.1 million of new depreciation expense. Further, accelerated depreciation as a result of a tenant’s lease termination of $0.7 million, and depreciation related to the acquisition of the Piedmont Pointe II Building in Bethesda, Maryland of $0.3 million, attributed to the increase.

Amortization expense decreased approximately $1.9 million for the three months ended June 30, 2009 compared to the prior period. The decrease relates mainly to lease intangible assets which have fully amortized or terminated subsequent to June 30, 2008.

General and administrative expenses decreased approximately $0.4 million for the quarter ended June 30, 2009 compared to the prior period. Of this decrease, approximately $0.6 million related to a reduction in expenses associated with support service agreements with our former advisor which we terminated in the second half of 2008. While we experienced a decrease in several other general and administrative expenses, these decreases were partially offset by an increase in legal fees of $0.8 million pursuant to ongoing stockholder litigation.

Other Income (Expense)

Interest expense decreased approximately $0.6 million for the three months ended June 30, 2009 compared to the prior period. We incurred additional interest expense in the current period as a result of entering into our $250 Million Unsecured Term Loan subsequent to June 30, 2008. However, this additional interest expense was more than offset by lower net borrowings and lower interest rates on our $500 Million Unsecured Facility, as well as the repayment of the 3100 Clarendon Boulevard Building Mortgage Note during 2008.

Equity in income of unconsolidated joint ventures increased approximately $0.3 million for the three months ended June 30, 2009 compared to the prior period as a result of lease intangible assets which have fully amortized at the AIU Building, as well as increased tenant reimbursements during the current period. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Loss on interest rate swap is comprised solely of the difference between the contractual, variable interest rate on our $250 million unsecured term loan facility (the “$250 Million Unsecured Term Loan”), and the fixed interest charges associated with the interest rate swap agreement we entered into in June 2008 in conjunction with the loan. We entered into the interest rate swap agreement to hedge the variability in expected future cash flows. Because overall variable rates were lower than our fixed rate as stated in the interest rate swap agreement, we recognized approximately $1.9 million of charges in conjunction with the swap agreement for the current period.

Income from continuing operations per share on a fully diluted basis remained stable at $0.06 for the three months ended June 30, 2009 and 2008.

Comparison of the six months ended June 30, 2009 versus the six months ended June 30, 2008

The following table sets forth selected data from our consolidated statement of income for the six months ended June 30, 2009 and 2008, respectively, as well as each balance as a percentage of the sum of rental income and tenant reimbursements for the periods presented (dollars in millions):

	June 30, 2009%		June 30, 2008%		$ Increase (Decrease)
Revenue:
Rental income	$224.9		$228.3		(3.4)
Tenant reimbursements	76.2		75.7		0.5

Total rental income and tenant reimbursements	301.1	100	304.0	100	(2.9)
Property management fee revenue	1.4	0	1.6	1	(0.2)
Other rental income	0.8	0	5.6	2	(4.8)
Expense:
Property operating costs	113.7	38	112.7	37	1.0
Asset and property management fees	1.0	0	0.9	0	0.1
Depreciation	52.2	17	48.5	16	3.7
Amortization	27.1	9	32.1	11	(5.0)
General and administrative expense	16.7	6	16.3	5	0.4
Real estate operating income	92.6	31	100.7	33	(8.1)
Other income (expense):
Interest expense	(34.9)	12	(35.4)	12	(0.5)
Interest and other income	2.0	1	1.8	1	0.2
Equity in income of unconsolidated joint ventures	1.4	0	1.0	0	0.4
Loss on interest rate swap	(3.8)	1	0.0	0	3.8
Income from continuing operations	57.3	19	68.1	22	(10.8)

Continuing Operations

Revenue

Rental income decreased from approximately $228.3 million for the six months ended June 30, 2008 to approximately $224.9 million for the six months ended June 30, 2009. As noted in the discussion of other rental income below, this decrease relates primarily to a lease which expired during the fourth quarter 2008 at the Glenridge Highlands II Building, as well as other leases terminated during 2008 which have not yet been fully re-leased. A significant portion of the vacated space at the Glenridge Highlands II Building has subsequently been re-leased to a new tenant. Tenant reimbursements increased from approximately $75.7 million for the six months ended June 30, 2008 to approximately $76.2 million for the six months ended June 30, 2009. This increase reflects an increase in recoverable property operating costs, including tenant-requested services, during the six months ended June 30, 2009.

Property management fee revenue, which includes both fee revenue and salary reimbursements, decreased approximately $0.2 million for the six months ended June 30, 2009 as compared to the prior period as a result of vacancy at certain of the managed properties, as well as non-recurring construction management projects in the prior year. Such income may decrease in future periods in the event that the owner of these properties makes other management arrangements for properties that they own.

Other rental income decreased approximately $4.8 million for the six months ended June 30, 2009 as compared to the prior period and is primarily comprised of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for the six months ended June 30, 2008 relates primarily to leases terminated at the 6031 Connection Drive Building in Irving, Texas, and a tenant at the 1901 Main Street Building in Irvine, California. Other rental income for the current period consists of a different tenant’s termination at the 1901 Main Street Building, as well as a termination at the Auburn Hills Corporate Center in Auburn Hills, Michigan. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease terminations by tenants and/or restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the company over the long term.

Expense

Property operating costs increased approximately $1.0 million for the six months ended June 30, 2009 compared to the prior period. This variance is primarily the result of increases in reimbursable tenant expenses at certain of our properties. Most of the increase in reimbursable tenant expenses is due to an increase in tenant-requested services in 2009. Such expenses are typically fees for services requested by a tenant and/or operating costs directly attributable to a specific tenant.

Asset and property management fees remained stable for the six months ended June 30, 2009 and 2008. Such expense may change in future periods in the event that we make other arrangements for the properties’ management.

Depreciation expense increased approximately $3.7 million for the six months ended June 30, 2009 compared to the same period a year ago. Of this increase, building improvements at the Aon Center Building in Chicago as well as tenant-related expenditures among other properties contributed approximately $2.2 million of new depreciation expense. Further, accelerated depreciation as a result of a tenant’s lease termination of $0.7 million, and depreciation related to the acquisition of the Piedmont Pointe II Building in Bethesda, Maryland of $0.7 million, attributed to the increase.

Amortization expense decreased approximately $5.0 million for the six months ended June 30, 2009 compared to the prior period. The decrease relates mainly to lease assets which have been fully amortized or written-off subsequent to June 30, 2008.

General and administrative expense increased approximately $0.4 million for the six months ended June 30, 2009 compared to the prior period. Of this increase, approximately $1.1 million is the result of legal fees pursuant to ongoing stockholder litigation. Additionally, franchise tax expense resulting from significant changes in Michigan’s franchise tax law contributed approximately $0.2 million of expense in the current year. These increases were significantly offset by approximately $1.1 million of savings realized through the termination of service agreements with our former advisor in July 2008.

Other Income (Expense)

Interest expense decreased approximately $0.5 million for the six months ended June 30, 2009 compared to the prior period. We incurred additional interest expense in the current year as a result of entering into our $250 Million Unsecured Term Loan subsequent to June 30, 2008. However, this additional interest expense was more than offset by lower net borrowings and lower interest rates on our $500 Million Unsecured Facility, as well as the repayment of the 3100 Clarendon Boulevard Building Mortgage Note during 2008.

Equity in income of unconsolidated joint ventures increased approximately $0.4 million for the six months ended June 30, 2009 as a result of lease intangible assets which have fully amortized at the AIU Building. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution period.

Loss on interest rate swap is comprised solely of the difference between the contractual, variable interest rate on our $250 Million Unsecured Term Loan, and the fixed interest charges associated with the interest rate swap agreement we entered into in June 2008 in conjunction with the loan. We entered into the interest rate swap agreement to hedge the variability in expected future cash flows. Because overall variable rates were lower than our fixed rate as stated in the interest rate swap agreement, we recognized approximately $3.8 million of charges in conjunction with the swap agreement for the current period.

Income from continuing operations per share on a fully diluted basis decreased from $0.14 for the six months ended June 30, 2008 to $0.12 for the six months ended June 30, 2009 primarily as a result of the prior year recognition of approximately $5.6 million of non-recurring fees associated with lease terminations and restructurings. Additionally, we incurred approximately $6.1 million of additional interest costs (including interest rate swap costs) in the current year related to our $250 Million Unsecured Term Loan obtained in June 2008. This increase in interest expense was partially offset by lower rates on our $500 Million Unsecured Facility and lower overall outstanding borrowings as compared to the prior year.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $10,000 for the six months ended June 30, 2008. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Funds From Operations (“FFO”)

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FFO is a non-GAAP financial measure and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO is a beneficial indicator of the performance of an equity REIT. Specifically, FFO calculations may be helpful to investors as a starting point in measuring our operating performance, because they exclude factors that do not relate to, or are not indicative of, our operating performance, such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs.

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

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment losses or certain other noncash charges to earnings. Reconciliations of net income to FFO are presented below (in thousands):

	Three Months Ended June 30,				Six Month Ended June 30,
	2009	Per Share*	2008	Per Share*	2009	Per Share*	2008	Per Share*
Net income	$27,976	$.06	$30,470	$.06	$57,014	$.12	$67,832	$.14
Add:
Depreciation of real assets – wholly owned properties	26,407.05		24,400.05		51,885.11		48,433.10
Depreciation of real assets – unconsolidated partnerships	366	—	375	—	726	—	749	—
Amortization of lease-related costs – wholly owned properties	13,695.03		15,595.04		27,136.06		32,128.07
Amortization of lease-related costs – unconsolidated partnerships	102	—	242	—	203	—	483	—
Subtract:
Gain on sale of properties – wholly owned	—	—	—	—	—	—	—	—
Gain on sale of properties – unconsolidated partnerships	—	—	—	—	—	—	—	—

FFO	$68,546	$.14	$71,082	$.15	$136,964	$.29	$149,625	$.31

Weighted-average shares outstanding – diluted	474,912		479,688		477,141		482,896

*	Based on weighted-average shares outstanding – diluted.

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

Noncash Items Included in Net Income

•

In accordance with GAAP, we recognized straight-line rental revenues/(expense) and adjustments to straight-line receivables as a result of lease terminations of approximately $1.2 million and $2.2 million during the three months ended June 30, 2009 and 2008, respectively, and approximately $(1.5) million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively;

•

The amortization of deferred financing costs totaled approximately $0.7 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $1.4 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively;

•

The amortization of above-market and below-market in-place leases recorded as a net increase in revenues in the accompanying consolidated statements of income totaled approximately $1.2 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $2.5 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively;

•

The noncash portion of compensation expense related to shares issued under the 2007 Omnibus Incentive Plan recorded as general and administrative expense in the accompanying consolidated statements of income totaled approximately $0.8 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively; and approximately $1.5 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively; and

•

The noncash portion of interest income related to the amortization of discounts related to the investment in mezzanine debt recorded as interest and other income in the accompanying consolidated statements of income totaled approximately $0.9 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $1.3 million and $0.3 million for the six months ended June 30, 2009 and 2008 respectively.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“Piedmont Holdings”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. Except for holding 20,000 limited partnership units in Piedmont OP, our operating partnership, Piedmont Holdings, had no operations for the six months ended June 30, 2009.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no material impairment in the carrying value of real estate assets held by us, nor have there been any charges taken which were deemed “other than temporary” for any of our unconsolidated joint ventures during the six months ended June 30, 2009.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. We test the carrying value of our goodwill for impairment on an annual basis. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss may be recognized when the carrying amount of the acquired net assets exceeds the estimated fair value of those assets. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of June 30, 2009.

Investment in Variable Interest Entities

Variable Interest Entities (“VIEs”) are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Generally, expected losses and expected residual returns are the expected negative and positive variability, respectively, in the fair value of the VIE’s net assets.

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

Interest Rate Swap

When we enter into an interest rate swap agreement to hedge our exposure to changing interest rates on our variable rate debt instruments, we record all derivatives on the balance sheet at fair value. We reassess the effectiveness of our derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in consolidated statements of income in the current period. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are also recorded as gain/(loss) on interest rate swap in the consolidated income statements as incurred. Currently, we do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as cash flow hedges.

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

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of June 30, 2009 is approximately $1.4 billion. See Note 6 of our accompanying consolidated financial statements for further detail.

As of June 30, 2009, approximately $1.4 billion of our outstanding debt is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt has an average interest rate of approximately 4.74% per annum with expirations ranging from 2010 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of June 30, 2009, approximately $158.0 million of our outstanding debt (the amount outstanding under our $500 Million Unsecured Facility) is subject to variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the company’s discretion. The 30-day LIBOR rate as of June 30, 2009 was 0.31%. The weighted-average interest rate on all outstanding draws as of June 30, 2009 is 1.27%. To the extent that we borrow funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff’s motion for leave to amend on April 30, 2009. The plaintiff filed its reply of its motion for leave to amend on May 18, 2009. The court denied the motion for leave to amend on June 23, 2009.

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

On March 30, 2009, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed two of the four counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding (i) the failure to disclose information regarding the likelihood of a listing in Piedmont’s amended response to the Lex-Win tender offer and (ii) purported misstatements or omissions in Piedmont’s proxy statement concerning then-existing market conditions, the alternatives to a listing or extension that were explored by the defendants, the results of conversations with potential buyers as to Piedmont’s valuation, and certain details of our share redemption program. On April 13, 2009, defendants moved for reconsideration of the court’s March 30, 2009 order or, alternatively, for certification of the order for immediate appellate review. The defendants also requested that the proceedings be stayed pending consideration of the motion. On June 19, 2009, the court denied the motion for reconsideration and the motion for certification of the order for immediate appellate review.

On April 20, 2009, the plaintiff filed a second amended complaint, which alleges violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and void any authorizations secured by the proxy statement, and to compel a tender offer. On May 11, 2009, the defendants answered the second amended complaint.

On June 10, 2009, the plaintiffs filed a motion for class certification. The time for defendants to respond to the plaintiff’s motion for class certification has not yet expired. The parties are presently engaged in discovery.

We believe that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

ITEM 1A.	RISK FACTORS

Stockholders who are currently participating in our dividend reinvestment plan (“DRP”), and stockholders who may choose to participate in the DRP in the future, may be purchasing shares above the value of the next estimated net asset value per share, which will be announced in the first quarter 2010. Additionally, shares purchased pursuant to our share redemption program for the remainder of calendar year 2009 may be purchased at a price which could be higher than our next estimated net asset value per share.

Based upon appraisals in the first half of 2009 on institutionally-owned commercial real estate owned by others in markets that we also serve, we believe that the current market conditions are having a negative impact on the values of existing U.S. office properties. A reduction in the values of our existing properties will cause a reduction in our annual estimated net asset value calculation which is done annually in the first quarter. While we cannot predict what our estimated net asset value per share may be in the future, given current market conditions, the current dividend reinvestment price and current share redemption price of $7.03 per share (which is 95% of the latest estimated net asset value per share) may be above the value of the next estimated net asset value per share which will be determined and announced during first quarter 2010.

There have been no other known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter 2009.

(b)	Not applicable.

(c)

Our board of directors has adopted a share redemption program, as announced in December 1999 and as subsequently amended from time to time, which provides stockholders with the opportunity to have their shares redeemed after they have held them for a period of one year for a purchase price equal to the lesser of (1) $7.03 per share, or (2) the purchase price per share that they actually paid for their shares of Piedmont, less the special capital distribution of $1.62 per share in June 2005 if received by the stockholder. Redemptions under the program are currently limited as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event shall the life-to-date aggregate amount of redemptions under our share redemption program exceed life-to-date aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan; and (3) effective for 2009, the total amount of capital which may be used to redeem shares in calendar 2009 is estimated to be $100.0 million, which approximates the estimated proceeds to be received from the dividend reinvestment plan during 2009. During the quarter ended June 30, 2009, we redeemed shares pursuant to our share redemption program as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2009 Under the Plan
April 1, 2009 to April 30, 2009	11,898 shares	$7.03	11,898 shares	$16,355
May 1, 2009 to May 31, 2009	326 shares	$7.03	326 shares	$14,061
June 1, 2009 to June 30, 2009	564 shares	$7.03	564 shares	$10,094	(1)

(1)

The maximum dollar amount remaining as of June 30, 2009 for redemptions pursuant to our share redemption program in future periods is approximately $52.2 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. However, due to additional program restrictions, the estimated pool of shares available for all redemptions during calendar year 2009 (including ordinary, redemptions upon death, and required minimum distribution redemptions) is anticipated to be $100.0 million, which approximates the estimated proceeds to be received from the dividend reinvestment plan during 2009. The allocation for ordinary redemptions for 2009 was exhausted as of April 30, 2009. Redemptions after April 30, 2009 will be made solely upon requests related to the death of a stockholder and for required minimum distribution redemptions; however the total of such redemptions, as well as those ordinary redemption requests previously processed, will approximate $100.0 million during 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC. (Registrant)

Dated: August 13, 2009	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
3.1	Second Articles of Amendment and Restatement of the Company (incorporating all amendments thereto through December 17, 2007) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008)

3.2	Amended Bylaws of Piedmont Office Realty Trust, Inc. (incorporating all amendments thereto through June 26, 2008) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed August 13, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Donald A. Miller, CFA, Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert E. Bowers, Principal Financial Officer of the Company

32.1	Certification required by Rule 13a-14(b)/15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, executed by Donald A. Miller, CFA, Chief Executive Officer and President of the Company

32.2	Certification required by Rule 13a-14(b)/15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, executed by Robert E. Bowers, Chief Financial Officer and Executive Vice-President of the Company