Form 10-Q
period 2009-09-30
Piedmont Office Realty Trust, Inc.
filed 2009-11-16
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of October 31, 2009: 474,060,916 shares

FORM 10-Q

PIEDMONT OFFICE REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q and other written or oral statements made by or on behalf of Piedmont Office Realty Trust, Inc. (“Piedmont”) may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont, or its executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives; descriptions of our share redemption program and our ability to purchase additional shares under such program; discussions regarding future dividends; and discussions regarding the potential impact of economic conditions on our portfolio.

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

•	If current market and economic conditions do not improve, our business, results of operations, cash flows, financial condition and access to capital may be adversely affected;

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	The success of Piedmont’s real estate strategies and investment objectives;

•	Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Availability of financing and banks’ ability to honor existing line of credit commitments;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended; and

•	Other factors, including the risk factors discussed under Item 1A. of this Form 10-Q and Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with U.S. generally accepted accounting principles.

The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2008. Piedmont’s results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) September 30, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$651,876	$659,637
Buildings and improvements, less accumulated depreciation of $641,960 and $564,940 as of September 30, 2009 and December 31, 2008, respectively	3,012,429	3,098,657
Intangible lease assets, less accumulated amortization of $174,417 and $154,997 as of September 30, 2009 and December 31, 2008, respectively	105,670	130,517
Construction in progress	15,483	19,259

Total real estate assets	3,785,458	3,908,070
Investments in unconsolidated joint ventures	44,350	48,240
Cash and cash equivalents	17,339	20,333
Tenant receivables, net of allowance for doubtful accounts of $940 and $969 as of September 30, 2009 and December 31, 2008, respectively	131,677	126,407
Notes receivable	58,523	46,914
Due from unconsolidated joint ventures	1,072	1,067
Prepaid expenses and other assets	22,220	21,788
Goodwill	180,097	180,390
Deferred financing costs, less accumulated amortization of $8,588 and $6,499 as of September 30, 2009 and December 31, 2008, respectively	7,901	9,897
Deferred lease costs, less accumulated amortization of $131,767 and $110,967 as of September 30, 2009 and December 31, 2008, respectively	183,214	194,224

Total assets	$4,431,851	$4,557,330

Liabilities:
Line of credit and notes payable	$1,532,525	$1,523,625
Accounts payable, accrued expenses, and accrued capital expenditures	111,345	111,411
Deferred income	29,788	24,920
Intangible lease liabilities, less accumulated amortization of $72,737 and $63,886 as of September 30, 2009 and December 31, 2008, respectively	64,082	73,196
Interest rate swap	5,675	8,957

Total liabilities	1,743,415	1,742,109
Commitments and Contingencies	—	—
Redeemable Common Stock	61,716	112,927
Stockholders’ Equity:
Common stock, $.01 par value; 900,000,000 shares authorized; 474,644,251 shares issued and outstanding as of September 30, 2009; and 478,900,699 shares issued and outstanding at December 31, 2008	4,746	4,789
Additional paid-in capital	3,458,534	3,488,461
Cumulative distributions in excess of earnings	(774,774)	(674,326)
Redeemable common stock	(61,716)	(112,927)
Other comprehensive loss	(5,675)	(8,957)

Piedmont stockholders’ equity	2,621,115	2,697,040

Noncontrolling interest	5,605	5,254

Total stockholders’ equity	2,626,720	2,702,294

Total liabilities, redeemable common stock, and stockholders’ equity	$4,431,851	$4,557,330

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$112,874	$113,483	$337,815	$341,796
Tenant reimbursements	36,924	37,111	113,088	112,844
Property management fee revenue	742	746	2,183	2,382
Other rental income	—	3,955	782	9,527

	150,540	155,295	453,868	466,549
Expenses:
Property operating costs	56,675	53,726	170,421	166,417
Asset and property management fees	472	535	1,453	1,491
Depreciation	26,792	25,248	78,983	73,747
Amortization	13,991	15,019	41,127	47,148
General and administrative	6,172	7,976	22,829	24,292
Impairment loss on real estate assets	35,063	—	35,063	—

	139,165	102,504	349,876	313,095

Real estate operating income	11,375	52,791	103,992	153,454
Other income (expense):
Interest expense	(19,518)	(20,418)	(58,255)	(55,806)
Interest and other income	1,989	1,076	3,944	2,854
Equity in loss of unconsolidated joint ventures	(1,985)	(1,438)	(568)	(362)

	(19,514)	(20,780)	(54,879)	(53,314)

(Loss)/income from continuing operations	(8,139)	32,011	49,113	100,140
Discontinued operations:
Operating income	—	—	—	10

Income from discontinued operations	—	—	—	10

Net (loss)/income	(8,139)	32,011	49,113	100,150
Less: Net income attributable to noncontrolling interest	(121)	(123)	(359)	(430)

Net (loss)/income attributable to Piedmont	$(8,260)	$31,888	$48,754	$99,720

Per share information – basic and diluted:
(Loss)/income from continuing operations	$(0.02)	$0.07	$0.10	$0.21
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00
Income attributable to noncontrolling interest	$0.00	$0.00	$0.00	$0.00

Net (loss)/income available to common stockholders	$(0.02)	$0.07	$0.10	$0.21

Weighted-average common shares outstanding – basic	472,808,175	473,964,303	475,473,616	479,733,105

Weighted-average common shares outstanding – diluted	473,280,767	474,357,292	475,871,169	480,065,677

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2007	488,974	$4,890	$3,568,801	$(526,337)	$(166,809)	—	$6,546	$2,887,091
Issuance of common stock	17,085	170	143,002	—	—	—	—	143,172
Redemptions of common stock	(27,422)	(274)	(229,530)	—	—	—	—	(229,804)
Redeemable common stock	—	—	—	—	53,882	—	—	53,882
Dividends ($0.5868 per share)	—	—	—	(279,303)	—	—	(115)	(279,418)
Premium on stock sales	—	—	2,725	—	—	—	—	2,725
Incremental purchase of 35 W. Wacker Building	—	—	—	—	—	—	(1,723)	(1,723)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	264	3	3,463	—	—	—	—	3,466
Net income attributable to noncontrolling interest	—	—	—	—	—	—	546	546
Components of comprehensive income:
Net income attributable to Piedmont	—	—	—	131,314	—	—	—	131,314
Change in value of interest rate swap	—	—	—	—	—	(8,957)	—	(8,957)

Comprehensive income								122,357

Balance, December 31, 2008	478,901	4,789	3,488,461	(674,326)	(112,927)	(8,957)	5,254	2,702,294
Issuance of common stock	9,740	97	81,523	—	—	—	—	81,620
Redemptions of common stock	(14,310)	(143)	(119,771)	—	—	—	—	(119,914)
Redeemable common stock	—	—	—	—	51,211	—	—	51,211
Dividends ($0.3150 per share)	—	—	—	(149,202)	—	—	(8)	(149,210)
Premium on stock sales	—	—	6,430	—	—	—	—	6,430
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	313	3	1,891	—	—	—	—	1,894
Net income attributable to noncontrolling interest	—	—	—	—	—	—	359	359
Components of comprehensive income:
Net income attributable to Piedmont	—	—	—	48,754	—	—	—	48,754
Change in value of interest rate swap	—	—	—	—	—	3,282	—	3,282

Comprehensive income								52,036

Balance, September 30, 2009	474,644	$4,746	$3,458,534	$(774,774)	$(61,716)	$(5,675)	$5,605	$2,626,720

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Nine months ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$49,113	$100,150
Operating distributions received from unconsolidated joint ventures	3,373	3,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,983	73,747
Other amortization	40,464	47,164
Impairment loss on real estate assets	35,063	—
Amortization of deferred financing costs and fair market value adjustments on notes payable	2,090	1,209
Accretion of notes receivable discount	(1,940)	(569)
Stock compensation expense	2,206	3,033
Equity in loss of unconsolidated joint ventures	568	362
Changes in assets and liabilities:
Increase in tenant receivables, net	(5,020)	(4,189)
Increase in prepaid expenses and other assets	(6,407)	(6,796)
Increase in accounts payable and accrued expenses	9,751	15,920
Increase in deferred income	4,868	275

Net cash provided by operating activities	213,112	233,878
Cash Flows from Investing Activities:
Investment in real estate assets	(23,792)	(107,612)
Investment in internalization costs – goodwill	—	(19)
Investment in mezzanine debt	(10,000)	(45,645)
Investment in unconsolidated joint ventures	(57)	—
Deferred lease costs paid	(13,912)	(17,128)

Net cash used in investing activities	(47,761)	(170,404)
Cash Flows from Financing Activities:
Deferred financing costs paid	(93)	(2,069)
Proceeds from line of credit and notes payable	171,000	701,500
Repayments of line of credit and notes payable	(162,100)	(454,009)
Issuance of common stock	68,703	108,975
Redemptions of common stock	(96,645)	(225,196)
Dividends paid	(149,210)	(209,714)

Net cash used in financing activities	(168,345)	(80,513)

Net decrease in cash and cash equivalents	(2,994)	(17,039)
Cash and cash equivalents, beginning of period	20,333	65,016

Cash and cash equivalents, end of period	$17,339	$47,977

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

As of September 30, 2009, Piedmont owned interests in 76 buildings, excluding 8 buildings owned through joint ventures, which are located in 20 states and the District of Columbia. Piedmont’s wholly-owned buildings comprise approximately 21 million square feet, primarily of commercial office space, and are approximately 90% leased.

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

The combined proceeds from such offerings are approximately $5.8 billion. From these proceeds, Piedmont has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses; (2) approximately $453.9 million in commissions and discounts on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, since inception, Piedmont has used approximately $989.0 million to redeem shares pursuant to Piedmont’s share redemption program or to repurchase shares. The remaining net offering proceeds of approximately $4.1 billion are invested in real estate.

Although Piedmont qualifies as a “public company” under the Securities Exchange Act of 1934, Piedmont’s stock is not listed or actively traded on a national exchange. As such, Piedmont’s charter requires Piedmont to announce a plan of orderly liquidation or a liquidity event to its stockholders by July 30, 2009 (the “Liquidation Date”). On July 21, 2009, as allowed by its charter, the board of directors unanimously determined to extend the Liquidation Date to January 30, 2011.

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

Redeemable Common Stock

Subject to certain limitations, shares of Piedmont’s common stock are contingently redeemable at the option of the stockholder. Such limitations include, but are not limited to, the following: (i) during any calendar year Piedmont may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year; and (ii) in no event shall the life-to-date aggregate amount paid for redemptions under the Piedmont share redemption program exceed the aggregate amount of proceeds received from the sale of shares pursuant to the DRP. In addition, effective for 2009, the total amount of capital which may be used to redeem all shares in calendar 2009, regardless of type of request, was intended to approximate the estimated proceeds to be received from the dividend reinvestment plan during 2009 (approximately $100.0 million). However, after the pool of shares of ordinary redemptions was exhausted, the board of directors unanimously determined on September 15, 2009 to permit redemptions upon death of stockholders and required minimum distribution redemption requests for the balance of 2009, unless market factors or regulations dictate otherwise, even if such amount exceeds $100.0 million. Further, Piedmont expects total repurchases under the share redemption program, including the additional redemptions upon death of stockholders and required minimum distributions redemption requests, will be approximately $110.0 million. Accordingly, Piedmont has recorded redeemable common stock equal to the aggregate fund-to-date amount of proceeds received under the DRP, less the aggregate fund-to-date amount incurred to redeem shares under Piedmont’s share redemption program of approximately $61.7 million and $112.9 million as of September 30, 2009 and December 31, 2008, respectively. Further, upon being tendered for redemption by the holder, Piedmont reclassifies redeemable common shares from mezzanine equity to a liability at settlement value.

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

Interest Rate Swap

Piedmont is party to an interest rate swap agreement to hedge its exposure to changing interest rates on one of its variable rate debt instruments. As required by GAAP, Piedmont records all derivatives on the balance sheet at fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in the consolidated statements of operations. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts paid or received under interest rate swap agreements are recorded as increases or decreases, respectively, to interest expense in the consolidated statement of operations as incurred. Currently, Piedmont does not use derivatives for trading or speculative purposes and does not have any derivatives that are not designated as cash flow hedges.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) amended GAAP to remove the concept of a qualifying special-purpose entity, as well as clarifying derecognition of transferred financial assets. This change in GAAP is effective for annual periods beginning after November 15, 2009, with early adoption prohibited. Piedmont does not expect this provision to have a material effect on its consolidated financial statements.

In June 2009, the FASB amended GAAP to require entities to perform ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”), as opposed to the previous standard, which required reconsideration only when specific events occurred. Additionally, this amendment to GAAP revises certain guidance for determining whether an entity is a VIE. This change in GAAP is effective for annual periods beginning after November 15, 2009, with early adoption prohibited. Piedmont will continue to assess the provisions and evaluate the financial impact of this amendment on its consolidated financial statements.

3.	Notes Receivable

Notes receivable as of September 30, 2009 and December 31, 2008 consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Investments in mezzanine debt	$58,405	$46,461
Note receivable from tenant	118	453

Notes receivable	$58,523	$46,914

Piedmont recognized interest income for its two investments in mezzanine debt of approximately $1.0 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively. Piedmont’s maximum exposure to loss as a result of its investment in mezzanine debt is approximately $58.4 million as of September 30, 2009. See Note 6 below for a description of Piedmont’s estimated fair value of investments in mezzanine debt as of September 30, 2009.

4.	Line of Credit and Notes Payable

As of September 30, 2009 and December 31, 2008, Piedmont had a line of credit and notes payable outstanding as follows (in thousands):

							Amount Outstanding as of
Facility	Fixed-rate (F) or Variable rate (V)		Rate (1)	Term Debt (T) Revolving (R)	Maturity		September 30, 2009	December 31, 2008
Secured Pooled Facility	F		4.84%	T	6/7/2014		$350,000	$350,000
Aon Center Chicago Mortgage Note	F		4.87%	T	5/1/2014		200,000	200,000
Aon Center Chicago Mortgage Note	F		5.70%	T	5/1/2014		25,000	25,000
$125.0 Million Fixed-Rate Loan	F		5.50%	T	4/1/2016		125,000	125,000
35 W. Wacker Building Mortgage Note	F		5.10%	T	1/1/2014		120,000	120,000
WDC Mortgage Notes	F		5.76%	T	11/1/2017		140,000	140,000
$105.0 Million Fixed-Rate Loan	F		5.29%	T	5/11/2015		105,000	105,000
$45.0 Million Fixed-Rate Loan	F		5.20%	T	6/1/2012		45,000	45,000
$42.5 Million Fixed-Rate Loan	F		5.70%	T	10/11/2016		42,525	42,525
$250 Million Unsecured Term Loan	V	(2)	LIBOR + 1.50%(2)	T	6/28/2010	(4)	250,000	250,000
$500 Million Unsecured Facility	V		1.52% (3)	R	8/30/2011	(5)	130,000	121,100

Total indebtedness							$1,532,525	$1,523,625

(1) All of Piedmont’s outstanding debt as of September 30, 2009 and December 31, 2008 is interest-only debt.

(2) The $250 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into an interest rate swap agreement which effectively fixes the rate on this loan to 4.97%.

(3) Rate is equal to the weighted-average interest rate on all outstanding draws as of September 30, 2009. Piedmont may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All selections are subject to an additional spread (0.475% as of September 30, 2009) over the selected rate based on Piedmont’s current credit rating.

(4) Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 25 basis point extension fee.

(5) Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 15 basis point extension fee.

During the nine months ended September 30, 2009, Piedmont’s net borrowings under its $500 Million Unsecured Facility totaled approximately $8.9 million. Piedmont made interest payments on all debt facilities totaling approximately $16.8 million and $19.7 million for the three months ended September 30, 2009 and 2008, respectively, and $49.9 million and $53.6 million for the nine months ended September 30, 2009 and 2008, respectively. Additionally, Piedmont recorded interest rate swap cash settlements related to its $250 Million Unsecured Term Loan as interest expense in the accompanying consolidated statements of operations of approximately $2.0 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $5.8 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively. Piedmont had no capitalized interest for the nine months ended September 30, 2009 or 2008. See Note 6 below for a description of Piedmont’s estimated fair value of debt as of September 30, 2009.

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

The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2009, Piedmont’s interest rate swap agreement was used to hedge the variable cash flows associated with the $250 Million Unsecured Term Loan, and such agreement expires at the maturity of the loan. No hedge ineffectiveness on Piedmont’s cash flow hedge was recognized during the nine months ended September 30, 2009.

Amounts reported in accumulated other comprehensive loss related to Piedmont’s derivative will be reclassified to interest expense as interest payments are made on Piedmont’s variable-rate debt (the $250 Million Unsecured Term Loan). During the twelve months ending September 30, 2010, Piedmont estimates that an additional $5.7 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

As of September 30, 2009, Piedmont had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional Amount
Interest Rate Swap	$250,000,000

The table below presents the fair value of Piedmont’s derivative financial instrument as well as its classification on the accompanying consolidated balance sheets as of September 30, 2009 (in thousands):

	Fair Value of Derivative Instrument
	Asset Derivative As of September 30, 2009		Liability Derivative As of September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under GAAP:
Interest rate swap	N/A	$—	Other liabilities	$5,675

Total derivatives designated as hedging instruments under GAAP		$—		$5,675

The table below presents the effect of Piedmont’s derivative financial instrument on the accompanying consolidated statement of operations for the three months ended September 30, 2009 (in thousands):

Derivative in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swap	$843	Interest expense	$(2,033)	Interest expense	$0

Total	$843		$(2,033)		$0

The table below presents the effect of Piedmont’s derivative financial instrument on the accompanying consolidated statement of operations for the nine months ended September 30, 2009 (in thousands):

Derivative in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swap	$2,563	Interest expense	$(5,844)	Interest expense	$0

Total	$2,563		$(5,844)		$0

Credit-risk-related Contingent Features

Piedmont has an agreement with its derivative counterparty that contains a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation.

As of September 30, 2009, the fair value of the derivative in a liability position related to this agreement was approximately $5.7 million. If Piedmont breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of the fair value plus accrued interest, or approximately $5.8 million.

6.	Fair Value Measurements

Piedmont considers its cash, accounts receivable, notes receivable, accounts payable, interest rate swap agreement, and line of credit and notes payable to meet the definition of financial instruments. As of September 30, 2009, the carrying value of cash, accounts receivable, notes receivable from tenants to fund certain expenditures related to the property, and accounts payable approximated fair value. Piedmont estimates the fair value of its line of credit and notes payable to be $1.4 billion as of September 30, 2009. The estimated fair value of Piedmont’s investments in mezzanine debt, a component of notes receivable in its accompanying consolidated balance sheet, is approximately $40.8 million as of September 30, 2009. Such value was derived based on the sum of the estimated fair value of Piedmont’s original investment in mezzanine debt as of December 31, 2008, and Piedmont’s second investment in mezzanine debt on a cost basis in first quarter 2009. The estimated fair value of such investments is highly dependent upon the underlying characteristics of each specific real estate asset and existing capital structure securing each note receivable. The valuation of Piedmont’s original investment in mezzanine debt, which was performed as of December 31, 2008, used the pricing negotiated on the second investment in mezzanine debt that closed in March 2009. Given the limited amount of relevant current transactional activity, more recent market comparables are not available for further update of this estimate.

Piedmont’s financial liability carried at fair value as of September 30, 2009 is classified in the table below in one of the three categories as defined by GAAP. See Note 7 below for further information on certain assets which were adjusted to fair value during the three months ended September 30, 2009, and their classification within the fair value hierarchy in accordance with GAAP.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Liabilities
Derivative financial instrument	$—	$5,675	$—	$5,675

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

In addition to the computations previously described, Piedmont considered both its own and the respective counterparty’s risk of non-performance in determining the fair value of its derivative financial instrument. To do this, Piedmont estimated the total expected exposure under the derivative financial instrument, consisting of the current exposure and the potential future exposure that both Piedmont and the counterparty to the interest rate swap agreement were at risk as of the valuation date. The total expected exposure was then discounted using discount factors that contemplate the credit risk of Piedmont and the counterparty to arrive at a credit charge. This credit charge was then netted against the fair value of the derivative financial instrument computed based on Piedmont’s prior methodology to arrive at an estimate of fair value based on the framework presented in GAAP. As of September 30, 2009, the credit valuation adjustment did not comprise a material portion of the fair value of the derivative financial instrument.

As of September 30, 2009, Piedmont believes that any unobservable inputs used to determine the fair value of its derivative financial instrument are not significant to the fair value measurement in its entirety, and therefore Piedmont does not consider its derivative financial instrument to be considered a Level 3 Liability.

7.	Impairment of Certain Assets

During the three months ended September 30, 2009, Piedmont recorded the following impairment charges (in thousands).

Impairment loss recorded in real estate operating expenses:
Auburn Hills Corporate Center Building	$10,173
1111 Durham Avenue Building	14,274
1441 West Long Lake Road Building	10,616

Impairment loss on real estate assets	$35,063

Impairment loss recorded in equity in loss of unconsolidated joint ventures:
Wells/Fremont Associates Joint Venture (at Piedmont’s approximate 78% ownership)	$2,570

During the three months ended September 30, 2009, Piedmont reduced its intended holding periods for the Auburn Hills Corporate Center Building (purchased in May 2003), the 1111 Durham Avenue Building (purchased in November 2000), and the 1441 West Long Lake Road Building (purchased in June 2000), which comprise approximately 119,000 square feet, 237,000 square feet, and 107,000 square feet, respectively. The decision to reduce future rental revenues and the holding periods for the two Detroit assets was prompted by the loss of prospective replacement tenants and overall market declines in the Detroit, Michigan market. Further, changes in management’s expectation of re-leasing prospects of the New Jersey asset, coupled with general market declines in the South Plainfield submarket in which it is located, prompted the reduction of intended hold period and future rental revenues during the quarter ended September 30, 2009. The cumulative effect of these decisions triggered a reassessment of speculative leasing assumptions for these buildings, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete necessary re-leasing activities.

Based on a comparison of the projected undiscounted future cash flows with the net book value of the real estate and intangible assets, Piedmont determined that the carrying values of the assets were not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $35.1 million to reduce the carrying value of the assets to their estimated fair value based upon the present value of future cash flows.

During the three months ended September 30, 2009, Piedmont also analyzed its equity method investment in Wells/Fremont Associates Joint Venture, which owns and operates the 47320 Kato Road Building. The building was purchased in July 1998 and consists of one, two-story office building located in Fremont, CA totaling approximately 58,000 square feet. Due to feedback received during renewal negotiations with the incumbent tenant as well as observed significant downward pressure on rental rates in the East Bay Research & Development submarket, which includes Fremont, California, Piedmont determined that the difference in fair value and carrying value for its pro-rata share of its investment in Wells/Fremont Associates Joint Venture was “other than temporary”, and recorded an impairment charge of approximately $2.6 million during the three months ended September 30, 2009. Piedmont owns approximately 78% of the building.

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

Fair Value Considerations for Property

In accordance with GAAP regarding fair value measurements, Piedmont valued the Auburn Hills Corporate Center Building, 1111 Durham Avenue Building, 1441 West Long Lake Road Building, and its investment in unconsolidated joint venture using the fair value processes and techniques prescribed by authoritative literature. The fair value measurements used in these evaluations of non-financial assets are considered to be Level 3 valuations within the fair value hierarchy as defined in GAAP, as there are significant unobservable inputs. Examples of inputs Piedmont utilizes in its fair value calculations are discount rates, market capitalization rates, speculative leasing rates and assumptions, timing of leases, rental concessions and leasing capital, and sales prices. The following amounts represent the detail of the adjustments recognized using Level 3 inputs (in thousands):

Property or Investment in Unconsolidated Joint Venture	Net Book Value	Impairment Recognized	Fair Value
Auburn Hills Corporate Center Building	$17,633	$10,173	$7,460
1111 Durham Avenue Building	27,984	14,274	13,710
1441 West Long Lake Road Building	17,141	10,616	6,525
Wells Fremont Associates Joint Venture (at Piedmont’s approximate 78% ownership)	5,280	2,570	2,710

	$68,038	$37,633	$30,405

8.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine months ended September 30, (in thousands)
	2009	2008
Reduction in goodwill related to return of common stock used to acquire Piedmont’s former advisor	$(293)	$—
Accrued redemptions of common stock	$3,942	$(5,969)
Accrued capital expenditures and deferred lease costs	$828	$6,191
Discounts applied to issuance of common stock, net of return of common stock used to acquire Piedmont’s former advisor	$(12,917)	$646
Discounts reduced as a result of redemptions and purchases of common stock	$19,327	$1,690
Redeemable common stock	$(51,211)	$(79,837)

9.	Commitments and Contingencies

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

Assertion of Legal Action

In Re Wells Real Estate Investment Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-00862-CAP (Upon motions to dismiss filed by defendants, parts of all seven counts were dismissed by the court. Counts III through VII were dismissed in their entirety. Motions for Summary Judgment are currently due to be filed on November 24, 2009.)

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

The complaint alleged, among other things, (i) that the consideration to be paid as part of the Internalization is excessive; (ii) violations of Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Exchange Act, based upon allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that the board of directors and the current and previous advisors breached their fiduciary duties to the class and to Piedmont; and (iv) that the proposed Internalization will unjustly enrich certain directors and officers of Piedmont.

The complaint sought, among other things, (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) to nullify any stockholder approvals obtained during the proxy process; (v) to nullify the Internalization; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Piedmont’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

On June 27, 2007, the plaintiff filed an amended complaint, which contained the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of a Piedmont officer as an individual defendant.

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

On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 30, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals, which the Eleventh Circuit Court of Appeals denied on October 30, 2009.

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

The complaint alleged, among other things, violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. In addition, the complaint alleged that defendants have also breached their fiduciary duties owed to the proposed classes.

On December 26, 2007, the plaintiff filed a motion seeking that the court designate it as lead plaintiff and its counsel as class lead counsel, which the court granted on May 2, 2008.

On May 19, 2008, the lead plaintiff filed an amended complaint which contained the same counts as the original complaint. On June 30, 2008, defendants filed a motion to dismiss the amended complaint.

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

10.	Stock-based Compensation

Deferred Stock Award Grant

Pursuant to the 2007 Omnibus Incentive Plan, Piedmont has granted the following deferred stock awards to its employees:

Date of grant	Deferred Stock Award Grants
	May 6, 2009	April 21, 2008	May 18, 2007
Shares granted(1)	559,902	451,782	764,850
Shares withheld to pay taxes (2)	52,539	58,018	149,659
Shares unvested as of September 30, 2009	419,927	221,293	182,838
Fair value per share of awards on date of grant(3)	$7.40	$8.70	$10.00

(1)	Of the shares granted, 25% vested on the day of grant and the remaining shares, adjusted for any forfeitures, vest ratably on the anniversary date over the following three years.

(2)	These shares were surrendered upon vesting to satisfy required minimum tax withholding obligations.

(3)

The fair value of the awards is based on an assumed price on the date of grant. This grant date fair value is further reduced by the present value of dividends foregone on the unvested portion of the shares discounted at the appropriate risk-free rate.

During the three months ended September 30, 2009 and 2008, Piedmont recognized approximately $0.7 million of compensation expense related to restricted stock awards, all of which relates to the amortization of nonvested shares. During the nine months ended September 30, 2009 and 2008, Piedmont recognized approximately $3.1 million and $3.4 million, respectively, of compensation expense, of which $2.1 million and $2.4 million related to the nonvested shares. As of September 30, 2009, approximately $2.6 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately 2 years.

11.	Weighted-average Common Shares

There are no adjustments to “Net income attributable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average common shares – basic	472,808,175	473,964,303	475,473,616	479,733,105
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	472,592	392,989	397,553	332,572

Weighted-average common shares – diluted	473,280,767	474,357,292	475,871,169	480,065,677

12.	Subsequent Events

Piedmont reviewed its operations and transactions occurring since September 30, 2009 through November 16, 2009, the date on which the financial statements were issued, and have identified the following events:

Declaration of Dividend for the Fourth Quarter 2009

On November 10, 2009, the board of directors of Piedmont declared dividends for the fourth quarter 2009 in the amount of $0.1050 (10.50 cents) per share on the outstanding common shares of Piedmont to all stockholders of record of such shares as shown on the books of Piedmont at the close of business on December 15, 2009. Such dividends are to be paid on December 22, 2009.

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

Liquidity and Capital Resources

As of September 30, 2009, we had outstanding borrowings of approximately $130.0 million under our $500 million revolving variable-rate unsecured credit facility (the “$500 Million Unsecured Facility”). Along with outstanding letters of credit totaling approximately $10.4 million, we had approximately $359.6 million available for future borrowing.

We intend to use cash flows generated from operation of our properties, proceeds from our dividend reinvestment plan, and proceeds from our $500 Million Unsecured Facility as our primary sources of immediate and long-term liquidity. In addition, we expect distributions from our existing unconsolidated joint ventures, the potential selective disposal of existing properties, and other financing opportunities (including a possible listing and public offering of our common stock) afforded to us by our relatively low leverage and quality asset base to provide additional sources of funds. The continued disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to utilize any one or more of these sources of funds. Based upon recent appraisals of institutionally-owned commercial real estate owned by others in markets that we also serve, we believe that market conditions continue to negatively impact the values of most existing office properties. As a result, we may be limited in our ability to access such financing opportunities and to selectively dispose of our existing properties at attractive prices. Further, a reduction in our estimated net asset value could influence our stockholders’ decision of whether to participate, or to continue to participate, in our dividend reinvestment plan, which is the primary source of funds for shares purchased pursuant to our share redemption program.

We anticipate that our primary future uses of capital will include, but will not be limited to, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties and, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy. These expenditures include specifically identified building improvement projects, as well as projected amounts for tenant improvements and leasing commissions related to projected re-leasing, which are subject to change as market and tenant conditions dictate. In addition, we anticipate funding potential obligations for tenant improvements of approximately $123 million over the respective lease term of leases which have already been executed by us with our tenants, much of which we anticipate funding over the next five years. For most of our leases, the actual funding of these tenant improvements can take place throughout the period of the lease with the timing of the funding being largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to us.

In addition, we currently expect to use a substantial portion of our future net cash flows generated from operations to pay dividends, and all of the proceeds from our dividend reinvestment plan to fund death and required minimum distribution redemption requests pursuant to our share redemption program during the remainder of 2009. As of September 30, 2009, the allocation of shares for ordinary redemptions for the remainder of 2009 was exhausted; however, the board of directors currently intends to honor death and required minimum distribution redemption requests for the remainder of the 2009 calendar year, unless market factors or regulations dictate otherwise. Our board of directors will continue to monitor the terms under which the share redemption program operates and the extent of our capital that may be used for this program in the future.

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants helps mitigate the risk of a significant interruption of our cash flows from operations, the general economic downturn that we are currently experiencing, or an additional downturn in one of our core markets, could adversely impact our operating cash flows. Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, a large percentage of our tenants’ leases are expected to expire over the next five years. In addition, the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, have continued to increase. As such, we will continue to closely monitor our tenant renewals, competitive market conditions, and our cash flows. The amount of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments, existing or future share redemptions or purchases, and selective acquisitions of new properties, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital, and (vi) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to pay dividends.

During the nine months ended September 30, 2009, we generated approximately $213.1 million of cash flows from operating activities and approximately $77.6 million from the issuance of common stock pursuant to our dividend reinvestment plan and from combined net borrowing activities. From such cash flows, we (i) paid dividends to stockholders of approximately $149.2 million; (ii) invested approximately $10.0 million in mezzanine debt, (iii) funded capital expenditures and deferred leasing costs totaling approximately $37.6 million; and (iv) redeemed approximately $96.6 million of common stock pursuant to our share redemption program.

Results of Operations

Overview

Our income from continuing operations for each period presented decreased as compared to the prior year, primarily due to the recognition of non-cash impairment charges in the current period, the prior year recognition of non-recurring income associated with lease terminations and restructurings, and an increase in property operating costs, which were primarily attributable to a beneficial property tax adjustment offset against operating expenses in 2008. These variances were partially offset by a reduction in general and administrative expenses as compared to the prior period.

Comparison of the three months ended September 30, 2009 versus the three months ended September 30, 2008

The following table sets forth selected data from our consolidated statements of operations for the three months ended September 30, 2009 and 2008, respectively, as well as each balance as a percentage of the sum of total revenues for the periods presented (dollars in millions):

	September 30, 2009	% of Total Revenues	September 30, 2008	% of Total Revenues	$ Increase (Decrease)
Revenue:
Rental income	$112.9		$113.5		$(0.6)
Tenant reimbursements	36.9		37.1		(0.2)
Property management fee revenue	0.8		0.7		0.1
Other rental income	0.0		4.0		(4.0)

Total revenues	150.6	100	155.3	100	(4.7)
Expense:
Property operating costs	56.6	38	53.7	35	2.9
Asset and property management fees	0.5	0	0.5	0	0.0
Depreciation	26.8	18	25.3	16	1.5
Amortization	14.0	9	15.0	10	(1.0)
General and administrative expense	6.2	4	8.0	5	(1.8)
Impairment loss on real estate assets	35.1	23	—	0	35.1

Real estate operating income	11.4	8	52.8	34	(41.4)
Other income (expense):
Interest expense	(19.5)	13	(20.4)	13	(0.9)
Interest and other income	2.0	1	1.1	1	0.9
Equity in loss of unconsolidated joint ventures	(2.0)	1	(1.5)	1	0.5

(Loss)/income from continuing operations	$(8.1)	5	$32.0	21	$(40.1)

Continuing Operations

Revenue

Rental income decreased from approximately $113.5 million for the three months ended September 30, 2008 to approximately $112.9 million for the three months ended September 30, 2009. This decrease relates primarily to a reduction in rent associated with the early partial termination of a lease at the 1975 South Price Road Building in Chandler, Arizona (formerly known as the Americredit Building). Tenant reimbursements decreased from approximately $37.1 million for the three months ended September 30, 2008 to approximately $36.9 million for the three months ended September 30, 2009 primarily due to lower recoverable utility costs incurred during the three months ended September 30, 2009.

Property management fee revenue, which includes both fee revenue and salary reimbursements, remained comparable for the three months ended September 30, 2009 as compared to the same period in the prior year. Such income may decrease in future periods in the event that the owner of these properties makes other arrangements for their management.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings for the three months ended September 30, 2008 of approximately $4.0 million primarily relate to leases terminated at the 90 Central Building in Boxborough, Massachusetts and the 3750 Brookside Parkway Building in Alpharetta, Georgia. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease terminations by tenants and/or restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $2.9 million for the three months ended September 30, 2009 compared to the same period in the prior year. This variance is primarily the result of significant property tax reductions recognized in the prior period related to a one-time millage rate decrease at certain of our Chicago area properties.

Depreciation expense increased approximately $1.5 million for the three months ended September 30, 2009 compared to the same period in the prior year. Tenant-related expenditures among various properties contributed approximately $0.9 million of the increase, and accelerated depreciation charges related to a tenant’s partial lease termination at the 1975 South Price Road Building contributed an additional $0.8 million of the increase.

Amortization expense decreased approximately $1.0 million for the three months ended September 30, 2009 compared to the same period in the prior year. The decrease primarily relates to lease intangible assets that have fully amortized or terminated subsequent to September 30, 2008. However, this decrease was partially offset by an increase in deferred lease acquisition costs subsequent to September 30 2008, which were associated with the acquisition of tenants and amortized over the life of the respective leases.

General and administrative expenses decreased approximately $1.8 million for the quarter ended September 30, 2009 compared to the same period in the prior year. This decrease consists of: (1) a decrease in bad debt expense of approximately $0.4 million as compared to the prior period, (2) a reduction of approximately $0.3 million in legal fee expense due to primarily to director and officer insurance recoveries received; (3) a reduction of approximately $0.2 million in fees associated with the remaining service agreement with our former advisor; and (4) lower costs of approximately $0.2 million to proxy our stockholders for the 2009 Annual Meeting.

During the quarter ended September 30, 2009, we recognized an impairment loss of approximately $35.1 million as a result of lowering expected future rental income and reducing the intended holding periods for the Auburn Hills Corporate Center Building in Auburn Hills, Michigan, and the 1441 West Long Lake Road Building in Troy, Michigan, as well as the 1111 Durham Avenue Building in South Plainfield, New Jersey. The decision to reduce projected future rental revenues and the holding periods for the two Detroit assets was prompted by the loss of prospective replacement tenants and overall declines in the Detroit, Michigan market. Further, changes in management’s expectation of re-leasing prospects of the New Jersey asset, coupled with general market declines in the South Plainfield submarket in which it is located, prompted the reduction of intended hold period and future rental revenues during the quarter ended September 30, 2009. The cumulative effect of these decisions triggered a reassessment of leasing assumptions for these buildings, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete the necessary re-leasing activities (See Note 7 to our accompanying consolidated financial statements for further details).

Other Income (Expense)

Interest expense decreased approximately $0.9 million for the three months ended September 30, 2009 compared to the same period in the prior year. The decrease is attributable primarily to lower net borrowings and lower interest rates on our $500 Million Unsecured Facility, as well as the repayment of the 3100 Clarendon Boulevard Building Mortgage Note during 2008.

Interest and other income increased approximately $0.9 million for the three months ended September 30, 2009 compared to the same period in the prior year, primarily due to the following non-recurring items: (1) the settlement of an acquisition contingency in our favor at our 150 West Jefferson Building in Detroit, Michigan of approximately $0.8 million, and (2) loan extension fees of approximately $0.2 million related to our investments in mezzanine debt in the current year. The level of interest income in future periods will be primarily dependent upon the amount of operating cash on hand, as well as income earned on our investment in mezzanine debt.

Equity in loss of unconsolidated joint ventures increased approximately $0.5 million for the three months ended September 30, 2009 compared to the prior period as a result of recognizing other-than-temporary impairment of a joint venture which owns the 47320 Kato Road Building in Fremont, California of approximately $2.6 million (See Note 7 to our accompanying consolidated financial statement for further details). The increase was partially offset as a result of recognizing other-than-temporary impairment of a joint venture which owns the 20/20 Building in Leawood, Kansas in the third quarter 2008 of approximately $2.1 million. We expect equity in (loss)/income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

(Loss)/income from continuing operations per share on a fully diluted basis decreased from $0.07 for the three months ended September 30, 2008 to $(0.02) for the three months ended September 30, 2009 primarily as a result of the recognition of impairment charges of approximately $35.1 million in the current period. However, absent the impairment charges listed above, we would have recognized income from continuing operations of approximately $0.06 per share on a fully diluted basis, which would be lower than the prior period primarily as the result of recognizing lease termination income in the third quarter 2008 for leases terminated at the 90 Central Building and the 3750 Brookside Parkway Building, as discussed above in other rental income.

Comparison of the nine months ended September 30, 2009 versus the nine months ended September 30, 2008

The following table sets forth selected data from our consolidated statements of operations for the nine months ended September 30, 2009 and 2008, respectively, as well as each balance as a percentage of total revenues for the periods presented (dollars in millions):

	September 30, 2009	% of Total Revenues	September 30, 2008	% of Total Revenues	$ Increase (Decrease)
Revenue:
Rental income	$337.8		$341.8		$(4.0)
Tenant reimbursements	113.1		112.8		0.3
Property management fee revenue	2.2		2.4		(0.2)
Other rental income	0.8		9.5		(8.7)

Total revenues	453.9	100	466.5	100	(12.6)
Expense:
Property operating costs	170.4	38	166.4	36	4.0
Asset and property management fees	1.5	0	1.5	0	0.0
Depreciation	79.0	17	73.7	16	5.3
Amortization	41.1	9	47.1	10	(6.0)
General and administrative expense	22.8	5	24.3	5	(1.5)
Impairment loss on real estate assets	35.1	8	—	0	35.1

Real estate operating income	104.0	23	153.5	33	(49.5)
Other income (expense):
Interest expense	(58.3)	13	(55.8)	12	2.5
Interest and other income	3.9	1	2.8	1	1.1
Equity in loss of unconsolidated joint ventures	(0.5)	0	(0.4)	0	0.1

Income from continuing operations	$49.1	11	$100.1	21	$(51.0)

Continuing Operations

Revenue

Rental income decreased from approximately $341.8 million for the nine months ended September 30, 2008 to approximately $337.8 million for the nine months ended September 30, 2009. This decrease primarily relates to a lease that expired during the fourth quarter 2008 at the Glenridge Highlands II Building in Atlanta, Georgia. A significant portion of the vacated space at the Glenridge Highlands II Building has subsequently been re-leased to a new tenant. Tenant reimbursements increased from approximately $112.8 million for the nine months ended September 30, 2008 to approximately $113.1 million for the nine months ended September 30, 2009. This increase reflects an increase in recoverable property operating costs, including tenant-requested services, during the nine months ended September 30, 2009.

Property management fee revenue, which includes both fee revenue and salary reimbursements, decreased approximately $0.2 million for the nine months ended September 30, 2009 as compared to the same period in the prior year, primarily as a result of vacancies at certain of the managed properties, as well as non-recurring construction management projects in the prior year. Such income may decrease in future periods in the event that the owner of these properties makes other management arrangements for properties that they own.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income decreased approximately $8.7 million for the nine months ended September 30, 2009 as compared to the same period in the prior year. Other rental income for the nine months ended September 30, 2008 primarily relates to leases terminated at the 6031 Connection Drive Building in Irving, Texas, the 90 Central Building, and the 3750 Brookside Parkway Building. Other rental income for the current period consists of a termination at the 1901 Main Street Building in Irvine, California, as well as a termination at the Auburn Hills Corporate Center. We do not expect such income to be comparable in future periods, as it will be dependent upon the execution of lease terminations by tenants and/or restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $4.0 million for the nine months ended September 30, 2009 compared to the same period in the prior year. This variance is primarily the result of the non-recurrence of significant property tax reductions recognized in the prior year, as well an increase in tenant-requested services during the nine months ended September 30, 2009. Tenant-requested services are typically fees for services requested by a tenant and/or operating costs directly attributable to a specific tenant. These variances were partially offset by a decrease in utility costs in the current year.

Depreciation expense increased approximately $5.3 million for the nine months ended September 30, 2009 compared to the same period in the prior year. Building improvements at the Aon Center Building in Chicago, Illinois as well as tenant-related expenditures at other properties contributed approximately $3.2 million of the increase, and accelerated depreciation charges related to lease termination by tenants at the 1975 South Price Road Building (partial lease termination) and the 1901 Main Street Building contributed approximately $1.6 million of the increase. Additionally, the current period includes nine full months of depreciation related to the acquisition of the Piedmont Pointe II Building in Bethesda, Maryland (acquired in June 2008) of approximately $0.7 million, as compared to only approximately three months of depreciation related to the building during the prior period.

Amortization expense decreased approximately $6.0 million for the nine months ended September 30, 2009 compared to the same period in the prior year. The decrease primarily relates to lease assets that have been fully amortized or written-off subsequent to September 30, 2008 of approximately $8.0 million. Accelerated amortization as a result of tenants’ lease terminations at the 1975 South Price Road Building (partial lease termination) and the 1901 Main Street Building of approximately $1.0 million partially offset this decrease, as well as increases in amortization of deferred tenant acquisition costs of approximately $1.4 million resulting from new leasing transactions occurring since September 30, 2008.

General and administrative expense decreased approximately $1.5 million for the nine months ended September 30, 2009 compared to the same period in the prior year. Of this decrease, approximately $1.3 million is related to net savings realized through the termination of service agreements with our former advisor in July 2008.

During the nine months ended September 30, 2009, we recognized an impairment loss of approximately $35.1 million as a result of lowering expected future rental income and reducing the intended holding periods for the Auburn Hills Corporate Center Building in Auburn Hills, Michigan, and the 1441 West Long Lake Road Building in Troy, Michigan, as well as the 1111 Durham Avenue Building in South Plainfield, New Jersey. The decision to reduce future rental revenues and the holding periods for the two Detroit assets was prompted by the loss of prospective replacement tenants and overall declines in the Detroit, Michigan market. Further, changes in management’s expectation of re-leasing prospects of the New Jersey asset, coupled with general market declines in the South Plainfield submarket in which it is located, prompted the reduction of intended hold period and future rental revenues during the nine months ended September 30, 2009. The cumulative effect of these decisions triggered a reassessment of leasing assumptions for these buildings, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete the necessary releasing activities (See Note 7 to our accompanying consolidated financial statement for further details).

Other Income (Expense)

Interest expense increased approximately $2.5 million for the nine months ended September 30, 2009 compared to the same period in the prior year. We incurred additional interest expense in the current year as a result of entering into our $250 Million Unsecured Term Loan late in the second quarter 2008. These increases were partially offset by lower net borrowings and lower interest rates on our $500 Million Unsecured Facility, as well as the repayment of the 3100 Clarendon Boulevard Building Mortgage Note during 2008.

Interest and other income increased approximately $1.1 million for the nine months ended September 30, 2009 compared to the same period in the prior year, primarily due to the fact that we recognized a full period of income related to our investment in mezzanine debt in the current year, as well as the purchase of a second tranche of mezzanine debt in March 2009. The level of interest income in future periods will primarily be dependent upon the amount of operating cash on hand, as well as income earned on our investment in mezzanine debt.

Equity in loss of unconsolidated joint ventures increased approximately $0.1 million for the nine months ended September 30, 2009 compared to the prior period as a result of recognizing other-than-temporary impairment on the joint venture which owns the 47320 Kato Road Building of approximately $2.6 million (See Note 7 to our accompanying consolidated financial statement for further details). The increase was partially offset as a result of recognizing other-than-temporary impairment on the joint venture which owns the 20/20 Building in the third quarter 2008 of approximately $2.1 million. The increase in the loss was also partially offset as a result of lease intangible assets which have fully amortized at the AIU Building in Hoffman Estate, Illinois (owned through a joint venture). We expect equity in (loss)/income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

Income from continuing operations per share on a fully diluted basis decreased from $0.21 for the nine months ended September 30, 2008 to $0.10 for the nine months ended September 30, 2009 primarily as a result of current year recognition of impairment charges of approximately $35.1 million, as well as, the prior year recognition of approximately $9.5 million of non-recurring fees associated with lease terminations and restructurings.

Funds From Operations (“FFO”)

Our consolidated financial statements are prepared in accordance with GAAP. FFO is a non-GAAP financial measure and should not be viewed as an alternative measurement of our operating performance to net income attributable to Piedmont. We believe that FFO is a beneficial indicator of the performance of an equity REIT. Specifically, FFO calculations may be helpful to investors as a starting point in measuring our operating performance, because they exclude factors that do not relate to, or are not indicative of, our operating performance, such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs.

Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current NAREIT definition, which defines FFO as net income attributable to Piedmont (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after the same adjustments for unconsolidated partnerships and joint ventures. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. However, FFO is not adjusted to exclude the impact of impairment charges or certain other noncash charges to earnings. Reconciliations of net (loss)/income attributable to Piedmont to FFO are presented below (in thousands):

	Three Months Ended September 30,				Nine Month Ended September 30,
	2009	Per Share*	2008	Per Share*	2009	Per Share*	2008	Per Share*
Net (loss)/income attributable to Piedmont	$(8,260)	$(.02)	$31,888	$.07	$48,754	$.10	$99,720	$.21
Add:
Depreciation of real assets – wholly owned properties	26,637	.06	25,083.05		78,522.17		73,516.15
Depreciation of real assets – unconsolidated partnerships	367	—	375	—	1,092	—	1,124	—
Amortization of lease-related costs – wholly owned properties	13,991	.03	15,020.03		41,127.09		47,147.10
Amortization of lease-related costs – unconsolidated partnerships	103	—	125	—	307	—	608	—
Subtract:
Gain on sale of properties – wholly owned	—	—	—	—	—	—	—	—
Gain on sale of properties – unconsolidated partnerships	—	—	—	—	—	—	—	—

FFO	$32,838	$.07	$72,491	$.15	$169,802	$.36	$222,115	$.46

Weighted-average shares outstanding – diluted	473,281		474,357		475,871		480,066

*	Based on weighted-average shares outstanding – diluted.

Set forth below is additional information related to certain significant cash and noncash items included in or excluded from net income attributable to Piedmont above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see our accompanying consolidated statements of cash flows for details of our operating, investing (including capital expenditures), and financing cash activities.

Noncash Items Included in Net (Loss)/Income Attributable to Piedmont

•

In accordance with the definition provided by NAREIT, nonrecurring charges not classified as extraordinary items such as impairment charges are included in the calculation of FFO. As such, the impairment charges recognized of approximately $37.6 million related to our investment in a joint venture which owns the 47320 Kato Road Building, the Auburn Hills Corporate

Center Building, the 1111 Durham Avenue Building, and the 1441 West Long Lake Road Building are included in net (loss)/income attributable to Piedmont as well as FFO for the three and nine months ended September 30, 2009 above. Additionally, the impairment charge recognized of approximately $2.1 million related to our investment in a joint venture which owns the 20/20 Building is included in net (loss)/income attributable to Piedmont as well as FFO for the three and nine months ended September 30, 2008 above. These impairment charges are a non-cash expense, and accordingly, do not impact cash flows from operating activities.

•

In accordance with GAAP, we recognized straight-line rental revenues/(expense) and adjustments to straight-line receivables as a result of lease terminations of approximately $0.8 million and $(0.3) million during the three months ended September 30, 2009 and 2008, respectively, and approximately $(0.6) million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively;

•

The amortization of deferred financing costs totaled approximately $0.7 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $2.1 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively;

•

The amortization of above-market and below-market in-place leases and lease incentives recorded as a net increase/(decrease) in revenues in the accompanying consolidated statements of operations totaled approximately $1.3 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $3.7 million and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively;

•

The noncash portion of compensation expense related to shares issued under the 2007 Omnibus Incentive Plan recorded as general and administrative expense in the accompanying consolidated statements of operations totaled approximately $0.7 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively; and approximately $2.2 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively;

•

We recognized approximately $0.8 million of non-recurring income as a result of a settlement of an acquisition contingency in our favor at the 150 West Jefferson Building in Detroit, Michigan during the three months ended September 30, 2009; and

•

The noncash portion of interest income related to the amortization of discounts related to the investment in mezzanine debt recorded as interest and other income in the accompanying consolidated statements of operations totaled approximately $0.6 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $1.9 million and $0.6 million for the nine months ended September 30, 2009 and 2008 respectively.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income attributable to Piedmont and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“Piedmont Holdings”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. Except for holding 20,000 limited partnership units in Piedmont OP, our operating partnership, Piedmont Holdings, had no operations for the nine months ended September 30, 2009.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income attributable to Piedmont. The estimated useful lives of our assets by class are as follows:

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

The fair values of the tangible assets of an acquired property (which includes land and buildings) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate the cost to execute similar leases including leasing commissions, legal, and other related costs.

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

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income attributable to Piedmont.

Valuation of Real Estate Assets and Investments in Joint Ventures Which Hold Real Estate Assets

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to Piedmont. We have determined that there has been a decline in the fair market value of our investment in the Wells/Fremont Associates unconsolidated joint venture which is “other than temporary” in nature. Therefore, we recorded our proportionate share of a charge taken by the joint venture during the three months ended September 30, 2009. Additionally, we took an impairment charge on our Auburn Hills Corporate Center Building, our 1111 Durham Avenue Building, and our 1441 West Long Lake Road Building during the three months ended September 30, 2009. See Note 7 to our accompanying consolidated financial statements for further information on these impairment charges. Other than the charges previously discussed, we have determined that there has been no other impairment in the carrying value of real estate assets owned by us or any unconsolidated joint ventures as of September 30, 2009.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. We test the carrying value of our goodwill for impairment on an annual basis. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss may be recognized when the carrying amount of the acquired net assets exceeds the estimated fair value of those assets. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of September 30, 2009.

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

Interest Rate Swap

When we enter into an interest rate swap agreement to hedge our exposure to changing interest rates on our variable rate debt instruments, we record all derivatives on the balance sheet at fair value. We reassess the effectiveness of our derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in consolidated statements of operations in the current period. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts paid or received under interest rate swap agreements are recorded as increases or decreases, respectively, to interest expense in the consolidated statements of operations as incurred. Currently, we do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as cash flow hedges.

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

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of September 30, 2009 is approximately $1.4 billion. See Note 6 of our accompanying consolidated financial statements for further detail.

As of September 30, 2009, approximately $1.4 billion of our outstanding debt is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt has an average interest rate of approximately 4.82% per annum with expirations ranging from 2010 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of September 30, 2009, approximately $130.0 million of our outstanding debt (the amount outstanding under our $500 Million Unsecured Facility) is subject to variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the company’s discretion. The 30-day LIBOR rate as of September 30, 2009 was 0.25%. The weighted-average interest rate on all outstanding draws as of September 30, 2009 is 1.52%. To the extent that we borrow funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In Re Wells Real Estate Investment Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-00862-CAP (Upon motions to dismiss filed by defendants, parts of all seven counts were dismissed by the court. Counts III through VII were dismissed in their entirety. Motions for Summary Judgment are currently due to be filed on November 24, 2009.)

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

The complaint alleged, among other things, (i) that the consideration to be paid as part of the Internalization is excessive; (ii) violations of Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Exchange Act, based upon allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that the board of directors and the current and previous advisors breached their fiduciary duties to the class and to Piedmont; and (iv) that the proposed Internalization will unjustly enrich certain directors and officers of Piedmont.

The complaint sought, among other things, (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) to nullify any stockholder approvals obtained during the proxy process; (v) to nullify the Internalization; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Piedmont’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

On June 27, 2007, the plaintiff filed an amended complaint, which contained the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of a Piedmont officer as an individual defendant.

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

On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 30, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals, which the Eleventh Circuit Court of Appeals denied on October 30, 2009.

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

The complaint alleged, among other things, violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. In addition, the complaint alleged that defendants have also breached their fiduciary duties owed to the proposed classes.

On December 26, 2007, the plaintiff filed a motion seeking that the court designate it as lead plaintiff and its counsel as class lead counsel, which the court granted on May 2, 2008.

On May 19, 2008, the lead plaintiff filed an amended complaint which contained the same counts as the original complaint. On June 30, 2008, defendants filed a motion to dismiss the amended complaint.

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

Stockholders who are currently participating in our dividend reinvestment plan (“DRP”), and stockholders who may choose to participate in the DRP in the future, may be purchasing shares above the value of the next estimated net asset value per share, which is scheduled to be announced in the first quarter 2010. Additionally, shares purchased pursuant to our share redemption program for the remainder of calendar year 2009 may be purchased at a price which could be higher than our next estimated net asset value per share.

Based upon appraisals in the first half of 2009 on institutionally-owned commercial real estate owned by others in markets that we also serve, we believe that the current market conditions are having a negative impact on the values of existing U.S. office properties. A reduction in the values of our existing properties will cause a reduction in our annual estimated net asset value calculation which is scheduled to be completed in the first quarter 2010. While we cannot predict what our estimated net asset value per share may be in the future, given current market conditions, the current dividend reinvestment price and current share redemption price of $7.03 per share (which is 95% of the latest estimated net asset value per share) may be above the value of the next estimated net asset value per share, which is scheduled to be determined and announced during first quarter 2010.

There have been no other known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter 2009.

(b)	Not applicable.

(c)

Our board of directors has adopted a share redemption program, as announced in December 1999 and as subsequently amended from time to time, which provides stockholders with the opportunity to have their shares redeemed after they have held them for a period of one year for a purchase price equal to the lesser of (1) $7.03 per share, or (2) the purchase price per share that they actually paid for their shares of Piedmont, less the special capital distribution of $1.62 per share in June 2005 if received by the stockholder. Redemptions under the program are currently limited as follows: (1) during any calendar year, we will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event shall the life-to-date aggregate amount of redemptions under our share redemption program exceed life-to-date aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan; and (3) effective for 2009, the total amount of capital which may be used to redeem all shares in calendar year 2009, regardless of type of request, was intended to approximate the estimated proceeds (approximately $100.0 million) to be received from the dividend reinvestment plan during 2009. However, after the pool of shares for ordinary redemptions was exhausted, our board of directors unanimously determined on September 15, 2009 to permit redemptions upon death of stockholders and required minimum distribution redemption requests for the balance of 2009, unless market factors or regulations dictate otherwise, even if such amount exceeds $100.0 million. Further, we expect total repurchases under the share redemption program, including the additional redemptions upon death of stockholders and required minimum distributions redemption requests, will be approximately $110.0 million. During the quarter ended September 30, 2009, we redeemed shares pursuant to our share redemption program as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2009 Under the Program (in 000’s)
July 1, 2009 to July 31, 2009	633	$7.03	633	$5,641
August 1, 2009 to August 31, 2009	326	$7.03	326	$3,350
September 1, 2009 to September 30, 2009	561	$7.03	561		$(1)

(1)

The maximum dollar amount remaining as of September 30, 2009 for redemptions pursuant to our share redemption program in future periods is approximately $61.7 million, as life-to-date redemptions may not exceed life-to-date proceeds received under our dividend reinvestment plan. Additionally, the estimated pool of shares available for all redemptions during calendar year 2009 was intended to approximate the estimated proceeds to be received from the dividend reinvestment plan during 2009. The allocation for ordinary redemptions for 2009 was exhausted as of April 30, 2009; however, redemptions related to the death of a stockholder and for required minimum distribution redemptions requests may continue to be honored for the remainder of the calendar year, unless market factors or regulations dictate otherwise.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On September 15, 2009, we held the annual meeting of stockholders in Johns Creek, Georgia.

(b)

Our stockholders elected the following individuals to our board of directors: W. Wayne Woody; Michael R. Buchanan; Wesley E. Cantrell; William H. Keogler, Jr.; Donald S. Moss; Donald A. Miller, CFA; Jeffrey L. Swope, and Frank C. McDowell.

(c)	Our stockholders voted on the election of eight directors to hold office for one year terms expiring in 2010.

Name	Number of Shares Voted For	% of Shares Cast	Number of Shares Withheld	% of Shares Cast
W. Wayne Woody	232,924,886	95.65%	10,599,626	4.35%
Michael R. Buchanan	232,999,359	95.68%	10,525,153	4.32%
Wesley E. Cantrell	232,584,383	95.51%	10,940,129	4.49%
William H. Keogler, Jr.	232,924,340	95.65%	10,600,172	4.35%
Donald S. Moss	232,402,412	95.43%	11,122,100	4.57%
Donald A. Miller, CFA	232,557,190	95.50%	10,967,322	4.50%
Frank C. McDowell	233,091,359	95.72%	10,433,153	4.28%
Jeffery L. Swope	232,949,037	95.66%	10,575,475	4.34%

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated: November 16, 2009	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

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