Form 10-K/A
period 2008-12-31
Piedmont Office Realty Trust, Inc.
filed 2010-01-22
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for Piedmont Office Realty Trust, Inc. (“Piedmont”) for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009, is being filed for the sole purpose of including management’s conclusion as to the effectiveness of Piedmont’s disclosure controls and procedures, which was inadvertently omitted from the Form 10-K. Pursuant to the rules of the SEC, we are also amending the Form 10-K to contain currently-dated certifications from Piedmont’s Principal Executive Officer and Principal Financial Officer, as required by SEC rules. We are making no other changes to the original Form 10-K.

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

Report of Management on Internal Control Over Financial Reporting

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of January 2010.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/S/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

EXHIBIT INDEX

TO

2008 FORM 10-K/A

AMENDMENT No. 2

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002