Form 10-K
period 2009-12-31
Piedmont Office Realty Trust, Inc.
filed 2010-03-16
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to                                  to

Commission file number 001-34626

PIEDMONT OFFICE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-2328421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11695 Johns Creek Parkway Ste. 350, Johns Creek, Georgia	30097
(Address of principal executive offices)	(Zip Code)

(770) 418-8800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
CLASS A COMMON STOCK	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12 (g) of the Act:

CLASS B-1 COMMON STOCK

CLASS B-2 COMMON STOCK

CLASS B-3 COMMON STOCK

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

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates:

Since there was no established market for the voting and non-voting common stock as of June 30, 2009, there is no market value for shares of such stock held by non-affiliates of the registrant as of such date. As of June 30, 2009, there were 157,667,634 shares of common stock held by non-affiliates.

Number of shares outstanding of the registrant’s

classes of common stock, as of March 15, 2010:

Class A Common Stock 51,679,332 shares

Class B-1 Common Stock 39,679,332 shares

Class B-2 Common Stock 39,679,332 shares

Class B-3 Common Stock 39,679,332 shares

Certain statements contained in this Form 10-K and other written or oral statements made by or on behalf of Piedmont Office Realty Trust, Inc. (“Piedmont”), may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont, or the executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission (the “SEC”) or in connection with oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives described in Item 1; descriptions of our share redemption program and our ability to purchase additional shares under such program; discussions regarding future distributions; and discussions regarding the potential impact of economic conditions on our portfolio.

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the sectors in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•	Our ability to successfully identify and consummate suitable acquisitions;

•	If current market and economic conditions do not improve, our business, results of operations, cash flows, financial condition and access to capital may be adversely affected;

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	The impact of competition on our efforts to renew existing leases or re-let space on terms similar to existing leases;

•

Changes in the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Chicago, Washington, D.C., and the New York metropolitan area;

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	The success of our real estate strategies and investment objectives;

•	Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Availability of financing and banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code; and

•	Other factors, including the risk factors discussed under Item 1A. of this Annual Report on Form 10-K.

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

General

Piedmont Office Realty Trust, Inc. (“Piedmont”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. These entities were acquired in April 2007 as the result of a transaction to internalize the functions of our former third-party advisor companies and become a self-managed entity (the “Internalization”). Piedmont is the sole general partner and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries and through certain consolidated and unconsolidated joint ventures with other third parties. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries, and consolidated joint ventures.

On February 10, 2010, we listed our Class A common stock on the New York Stock Exchange (the “NYSE”). Furthermore, we completed our most recent public offering (our first publicly listed offering), which closed on February 16, 2010. In connection with the listing of our common stock on the NYSE, we filed an amendment to our charter to effect a stockholder-approved recapitalization of our common stock (the “Recapitalization”) on January 22, 2010. Pursuant to the Recapitalization, each share of our outstanding common stock was converted automatically into:

•	1/12th of a share of our Class A common stock; plus

•	1/12th of a share of our Class B-1 common stock; plus

•	1/12th of a share of our Class B-2 common stock; plus

•	1/12th of a share of our Class B-3 common stock.

Our Class B common stock is identical to our Class A common stock except that (i) we do not intend to list our Class B common stock on a national securities exchange and (ii) shares of our Class B common stock will convert automatically into shares of our Class A common stock at specified times. Each share of our Class B common stock will convert automatically into one share of our Class A common stock on the following schedule:

•	on August 9, 2010, in the case of our Class B-1 common stock;

•	on November 7, 2010, in the case of our Class B-2 common stock; and

•	on January 30, 2011, in the case of our Class B-3 common stock.

In the event that we reorganize, merge or consolidate with one or more other corporations, holders of our Class A and Class B common stock will be entitled to receive the same kind and amount of securities or property. The Recapitalization also had the effect of reducing the total number of outstanding shares of our common stock. As of December 31, 2009, without giving effect to the Recapitalization, we had approximately 476,750,419 shares of common stock outstanding. As of December 31, 2009, after giving effect to the Recapitalization, we would have had an aggregate of approximately 158,916,806 shares of our Class A and Class B common stock outstanding, divided equally among Class A, Class B-1, Class B-2 and Class B-3. The Recapitalization was effected on a pro rata basis with respect to all of our stockholders. Accordingly, it did not affect any stockholder’s proportionate ownership of our outstanding shares except for any changes resulting from the payment of cash in lieu of fractional shares. All information in this Annual Report on Form 10-K has been adjusted to give effect to, and all share and per share amounts have been adjusted to give effect to, the Recapitalization.

Our portfolio consists primarily of high-grade office buildings leased to large government and corporate tenants. As of December 31, 2009, approximately 91.2% of our Annualized Lease Revenue (see following definition) was derived from our office properties in the ten largest U.S. Office markets based on rentable square footage, including premier office markets like Chicago, Washington, D.C., the New York metropolitan area, Boston and greater Los Angeles. Further, the vast majority of properties we currently own are commercial office buildings; however, our charter does not limit us to such investments.

“Annualized Lease Revenue” is calculated by multiplying (i) rental payments (defined as base rent plus operating expenses, if payable by the tenant on a monthly basis under the terms of a lease that had been executed as of December 31, 2009, but excluding rental abatements and rental payments related to executed but not commenced lease for space that was covered by an existing lease as of December 31, 2009) for the month ended December 31, 2009, by (ii) 12. In instances in which contractual rents and operating expenses are collected on an annual, semi-annual, or quarterly basis, such amounts have been multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that had been executed but not commenced as of December 31, 2009 relating to un-leased space as of December 31, 2009, Annualized Lease Revenue was calculated by multiplying (i) monthly base rental payments for the initial month of the lease term, by (ii) 12.

Employees

As of December 31, 2009, we had 107 full-time employees. Approximately half of our employees work in our corporate office in Johns Creek, Georgia. Our remaining employees work in property management offices located in Minneapolis, Minnesota; Washington, D.C.; Tampa, Florida; Irving, Texas; Chicago, Illinois; Detroit, Michigan; and the area surrounding Los Angeles, California. These employees are involved in managing our real estate and servicing our tenants.

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

Financial Information About Industry Segments

Our current business consists primarily of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2009, no individual tenant, other than multiple leases which collectively represent various departments of the federal government, represents more than 10% of our future rental income under non-cancelable leases or 10% of our current year rental revenues. Apart from general uncertainty related to current, adverse economic conditions, we are not aware of any reason that our current tenants will not be able to pay their contractual rental amounts, in all material respects, as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

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

Market and economic conditions remain challenging, with tight credit conditions and widespread unemployment. Continuing concerns about the systemic impact of inflation, higher taxes, rising interest rates and the high unemployment rate continue to plague the U.S. and global economies. The demand for office space, rental rates and property values may continue to lag the general economic recovery as these statistics are more dependent on job growth which is generally one of the last economic indicators to recover.

Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Such actions may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market and economic conditions continue, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations. As a result of these conditions, the cost and availability of credit, as well as suitable acquisition and disposition opportunities and capitalization rates for buyers, may continue to be adversely affected. The general economic conditions also have contributed to lease terminations and asset impairment charges among other effects on our business.

In order to maintain our REIT status for U.S. federal income tax purposes, we must distribute at least 90% of our adjusted REIT taxable income to our stockholders annually, which makes us dependent upon external sources of capital. One of our primary sources of capital is access to funds under our revolving credit facility. Our access to these funds depends on the ability of the lenders that are parties to such facility to meet their funding commitments to us. Continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third-party financial institutions as a result of such disruptions may have an adverse effect on the ability of our lenders to meet their funding obligations. As a result, if one or more of the lenders fails to perform their respective funding obligations under our loans and our other lenders are not able or willing to assume such commitment, we may not have access to the full amounts that otherwise would be available to us under such loans. Further, our ability to obtain new financing or refinance existing debt could be impacted by such conditions. If our lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected. Our $500 Million Unsecured Facility is currently scheduled to mature in 2011. Although we currently intend to exercise our option to extend our $500 Million Unsecured Facility by one year, our ability to do so is contingent upon us not being in default under the terms of the loan.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds or are unable to access our existing lines of credit, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing acquisitions and potential development activity, decreasing our distribution levels, disposing of one or more of our properties possibly on disadvantageous terms, or entering into or renewing leases on less favorable terms than we otherwise would.

Our growth will partially depend upon future acquisitions of properties, and we may not be successful in identifying and consummating suitable acquisitions that meet our investment criteria, which may impede our growth and negatively affect our results of operations.

Our business strategy involves expansion through the acquisition of primarily high-quality office properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions on satisfactory terms, if at all. Failure to identify or consummate acquisitions could slow our growth.

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated.

In light of current market conditions and depressed real estate values, owners of large office properties are generally reluctant to sell their properties, resulting in fewer opportunities to acquire properties compatible with our growth strategy. As market conditions and real estate values rebound, more properties may become available for acquisition, but we can provide no assurances that such properties will meet our investment standards or that we will be successful in acquiring such properties. In addition, current conditions in the credit markets have reduced the ability of buyers to utilize leverage to finance property acquisitions. If we are unable to acquire debt financing at suitable rates or at all, we may be unable to acquire additional properties that are attractive to us.

Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant lead tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. For example, the current economic crisis already may have adversely affected or may in the future adversely affect one or more of our tenants. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2009, our most substantial non-governmental lead tenants, based on Annualized Lease Revenue, were BP Corporation (approximately 5.4%), the Leo Burnett Company (approximately 4.8%) and U.S. Bancorp (approximately 4.1%). As lead tenants, the revenues generated by the properties these tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results.

Leases representing approximately 53.8% of our Annualized Lease Revenue at our properties are scheduled to expire by the end of 2014, respectively, assuming no exercise of early termination rights. Because we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. Furthermore, to the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. In addition, recent volatility in the mortgage-backed securities markets has led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who have purchased properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.

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

Many of our leases provide tenants with the right to terminate their lease early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our tenants to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in some cases, paying a termination fee. In many cases, such early terminations can be effectuated by our tenants with little or no termination fee being paid to us. As of December 31, 2009, approximately 12.2% of our Annualized Lease Revenue was comprised of leases that provided tenants with early termination rights (including partial terminations and terminations of whole leases). To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants.

Our rental revenues will be significantly influenced by the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Chicago, the New York metropolitan area and Washington, D.C., where we have high concentrations of office properties.

Because our portfolio consists primarily of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Our properties located in Chicago, Washington, D.C. and the New York metropolitan area account for approximately 26.9%, 19.7%, and 15.7%, respectively, of our Annualized Lease Revenue. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current recession, the reduction in demand for office properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.

Economic and/or regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) that generally do not decline when circumstances reduce the income from the property. The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

•	changes in the national, regional, and local economic climate, particularly in markets in which we have a concentration of properties;

•	local office market conditions such as changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;

•	the attractiveness of our properties to potential tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	the financial stability of our tenants, including bankruptcies, financial difficulties, or lease defaults by our tenants;

•	changes in operating costs and expenses, including costs for maintenance, insurance, and real estate taxes, and our ability to control rents in light of such changes;

•	the need to periodically fund the costs to repair, renovate, and re-let space;

•	earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses;

•	changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment, and taxes; and

•	changes in accounting standards.

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

We currently own ten properties in which some or all of the tenants are federal government agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. In addition, there are certain additional requirements relating to the potential application of certain equal opportunity provisions and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. As a result of the Internalization, we own the entity that is the government contractor and the property manager, increasing the risk that requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.

Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges or otherwise impact our performance.

We continually monitor events and changes in circumstances that could indicate that the carrying value of the real estate and related intangible assets in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to fair value and recognize an impairment loss. For the year ended December 31, 2009, we recognized impairment losses, including losses related to one of our equity method investments, of $37.6 million.

Projections of expected future cash flows require management to make assumptions to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income.

We also review the value of our goodwill and other intangible assets on an annual basis and when events or changes in circumstances indicate that the carrying value of goodwill or other intangible assets may exceed the fair value of such assets.

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the real estate assets owned by us as well as the value of our interests in unconsolidated joint ventures and/or our goodwill and other intangible assets. As a result of current adverse market and economic conditions, there may be significant uncertainty in the valuation, or in the stability of, the cash flows, discount rates and other factors related to such assets that could result in a substantial decrease in their value. We may be required to recognize additional asset impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations.

Future acquisitions of properties may not yield anticipated returns, may result in disruptions to our business, and may strain management resources.

We intend to continue acquiring high-quality office properties, subject to the availability of attractive properties and our ability to consummate an acquisition on satisfactory terms. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. However, newly acquired properties may fail to perform as expected. Costs necessary to bring acquired properties up to standards established for their intended market position may exceed our expectations, which may result in the properties’ failure to achieve projected returns.

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

•	we may not achieve expected cost savings and operating efficiencies;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	management attention may be diverted to the integration of acquired properties, which in some cases may turn out to be less compatible with our growth strategy than originally anticipated;

•	we may not be able to support the acquired property through one of our existing property management offices and may not successfully open new satellite offices to serve additional markets;

•	the acquired properties may not perform as well as we anticipate due to various factors, including changes in macro-economic conditions and the demand for office space; and

•

we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.

We depend on key personnel, each of whom would be difficult to replace.

Our continued success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, Donald A. Miller, CFA, Robert E. Bowers, Laura P. Moon, Raymond L. Owens, and Carroll A. Reddic, each of whom would be difficult to replace. Although we have entered into employment agreements with these key members of our executive management team, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our management team, or to attract suitable replacements should any member of the executive management team leave, is dependent on the competitive nature of the employment market. The loss of services of one or more of these key members of our management team could adversely affect our results of operations and slow our future growth. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel.

Acquired properties may be located in new markets, where we may face risks associated with investing in an unfamiliar market.

When we acquire properties located in markets in which we do not have an established presence, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. As a result, the operating performance of properties acquired in new markets may be less than we anticipate, and we may have difficulty integrating such properties into our existing portfolio. In addition, the time and resources that may be required to obtain market knowledge and/or integrate such properties into our existing portfolio could divert our management’s attention from our existing business or other attractive opportunities in our concentration markets.

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid and large-scale office properties such as many of those in our portfolio are particularly illiquid, our ability to sell promptly one or more properties in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many forces, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. Current conditions in the U.S. economy and credit markets have made it difficult to sell properties at attractive prices. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot provide any assurances that we will have funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations, thereby limiting our ability to make distributions to stockholders.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may adversely affect our cash flows, our ability to pay distributions to stockholders, and the market price of our common stock.

We have invested, and in the future may invest, in mezzanine debt, which is subject to increased risk of loss relative to senior mortgage loans.

We have invested, and in the future may invest, in mezzanine debt. These investments, which are subordinate to the mortgage loans secured by the real property underlying the loan, are generally secured by pledges of the equity interests of the entities owning the underlying real estate. As a result, these investments involve greater risk of loss than investments in senior mortgage loans that are secured by real property. Our current mezzanine debt investments, which are secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago, are subordinate to the mortgage loan secured by the building and are subordinate to the interests of one other mezzanine lender. As a result, if the property owner defaults on its debt service obligations payable to us or on debt senior to us, or declares bankruptcy, our mezzanine loans will be satisfied only after the senior debt and the other senior mezzanine loan is paid in full, resulting in the possibility that we may be unable to recover some or all of our investment. In addition, the value of the assets securing or supporting our mezzanine debt investments could deteriorate over time due to factors beyond our control, including acts or omissions by owners, changes in business, economic or market conditions, or foreclosure, any of which could result in the recognition of impairment losses. In addition, there may be significant delays and costs associated with the process of foreclosing on the collateral securing or supporting such investments.

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

We carry comprehensive general liability, fire, extended coverage, business interruption rental loss coverage, and umbrella liability coverage on all of our properties and earthquake, wind, and flood coverage on properties in areas where such coverage is warranted. We believe the policy specifications and insured limits of these policies are adequate and appropriate given the relative risk of loss, the cost of the coverage, and industry practice. However, we may be subject to certain types of losses, those that are generally catastrophic in nature, such as losses due to wars, conventional terrorism, Chemical, Biological, Nuclear and Radiation (“CBNR”) acts of terrorism and, in some cases, earthquakes, hurricanes, and flooding, either because such coverage is not available or is not available at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds policy limits, we could lose a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

In addition, insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, United States insurers cannot exclude conventional (non-CBNR) terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In some cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses.

We have properties located in Southern California, an area especially susceptible to earthquakes. Together, these properties represent approximately 5.9% of our Annualized Lease Revenue. Because these properties are located in close proximity to one another, an earthquake in the greater Los Angeles area could materially damage, destroy or impair the use by tenants of all of these properties. If any of our properties incur a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

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

As of December 31, 2009, we owned interests in 11 properties representing approximately 2.1 million rentable square feet through joint ventures. In the future we may enter into strategic joint ventures with institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly owned property, development, or redevelopment project, including the following:

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

Compliance with new laws or regulations or stricter interpretation of existing laws by agencies or the courts may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our cash flows and ability to make distributions and may reduce the value of our stockholders’ investment.

As the present or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants.

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

Some of our properties contain asbestos-containing building materials. Environmental laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements. In addition, environmental laws and the common law may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos.

The properties also may contain or develop harmful mold or suffer from other air quality issues. Any of these materials or conditions could result in liability for personal injury and costs of remediating adverse conditions, which could have an adverse effect on our cash flows and ability to make distributions to our stockholders.

As the owner of real property, we could become subject to liability for failure to comply with environmental requirements regarding the handling and disposal of regulated substances and wastes or for non-compliance with health and safety requirements, which requirements are subject to change.

Some of our tenants may handle regulated substances and wastes as part of their operations at our properties. Environmental laws regulate the handling, use, and disposal of these materials and subject our tenants, and potentially us, to liability resulting from non-compliance with these requirements. The properties in our portfolio also are subject to various federal, state, and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether or the extent to which existing requirements or their enforcement will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flows, cash available for distribution to stockholders, the market price of our common stock, and our ability to satisfy our debt service obligations. If our tenants become subject to liability for noncompliance, it could affect their ability to make rental payments to us.

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

We are subject to stockholder litigation against certain of our present and former directors and officers, which could exceed the coverage of our current directors’ and officers’ insurance.

We, and various of our present and former directors and officers, are involved in litigation regarding the Internalization and certain related matters described in “Item 3.—Legal Proceedings.” We believe that the allegations contained in these complaints are without merit and will continue to vigorously defend these actions; however, due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of these matters and, as with any litigation, the risk of financial loss does exist. We have and may continue to incur significant defense costs associated with defending these claims.

Although we retain director and officer liability insurance, such insurance does not fully cover ongoing defense costs and there can be no assurance that it would fully cover any potential judgments against us. A successful stockholder claim in excess of our insurance coverage could adversely impact our results of operations and cash flows, impair our ability to obtain new director and officer liability insurance on favorable terms, and/or adversely impact our ability to attract directors and officers.

If we are unable to satisfy the regulatory requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or if our disclosure controls or internal control over financial reporting is not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the trading price of our common stock.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. Although management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the trading price of our common stock, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

As a public company, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), requires that we evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. In addition, Section 404 also requires our independent registered public accounting firm to attest to, and report on, our internal control over financial reporting, beginning with the year ending December 31, 2010.

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. Although we believe that our properties are currently in material compliance with these regulatory requirements, we have not conducted an audit or investigation of all of our properties to determine our compliance, and we cannot predict the ultimate cost of compliance with the Americans with Disabilities Act or other legislation. If one or more of our properties is not in compliance with the Americans with Disabilities Act or other legislation, then we would be required to incur additional costs to achieve compliance. If we incur substantial costs to comply with the Americans with Disabilities Act or other legislation, our financial condition, results of operations, the market price of our common stock, cash flows, and our ability to satisfy our debt obligations and to make distributions to our stockholders could be adversely affected.

Our operating results may suffer because of potential development and construction delays and resultant increased costs and risks.

In the future, we may acquire and develop properties, including unimproved real properties, upon which we will construct improvements. We may be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Our real estate development strategies may not be successful.

Although we currently do not have any development plans, we may in the future engage in development activities to the extent attractive development projects become available. To the extent that we engage in development activities, we will be subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

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

Risks Related to Our Organization and Structure

Our organizational documents contain provisions that may have an anti-takeover effect, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or otherwise benefit our stockholders.

Our charter and bylaws contain provisions that may have the effect of delaying, deferring, or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price, or otherwise be in the best interest of our stockholders. These provisions include, among other things, restrictions on the ownership and transfer of our stock, advance notice requirements for stockholder nominations for directors and other business proposals, and our board of directors’ power to classify or reclassify unissued shares of common or preferred stock and issue additional shares of common or preferred stock.

In order to preserve our REIT status, our charter limits the number of shares a person may own, which may discourage a takeover that could result in a premium price for our common stock or otherwise benefit our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our board of directors, no person may actually or constructively own more than 9.8% (by value or number of shares, whichever is more restrictive) of the outstanding shares of our common stock or the outstanding shares of any class or series of our preferred stock, which may inhibit large investors from desiring to purchase our stock. This restriction may have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our board of directors can take many actions without stockholder approval.

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•

within the limits provided in our charter, prevent the ownership, transfer, and/or accumulation of stock in order to protect our status as a REIT or for any other reason deemed to be in the best interest of us and our stockholders;

•	issue additional shares of stock without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

•

amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue, without obtaining stockholder approval;

•

classify or reclassify any unissued shares of our common or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	employ and compensate affiliates;

•	direct our resources toward investments that do not ultimately appreciate over time;

•	change creditworthiness standards with respect to our tenants;

•	change our investment or borrowing policies;

•	determine that it is no longer in our best interest to attempt to qualify, or to continue to qualify, as a REIT; and

•	suspend, modify or terminate the dividend reinvestment plan.

Any of these actions could increase our operating expenses, impact our ability to make distributions, or reduce the value of our assets without giving our stockholders the right to vote.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders, which may discourage a third party from acquiring us in a manner that could result in a premium price for our common stock or otherwise benefit our stockholders.

Our board of directors may, without stockholder approval, issue authorized but unissued shares of our common or preferred stock and amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. In addition, our board of directors may, without stockholder approval, classify or reclassify any unissued shares of our common or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority with respect to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock also could have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock, or otherwise be in the best interest of our stockholders.

Our board of directors could elect for us to be subject to certain Maryland law limitations on changes in control that could have the effect of preventing transactions in the best interest of our stockholders.

Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter impose supermajority voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our bylaws contain a provision exempting any acquisition by any person of shares of our stock from the control share acquisition statute, and our board of directors has adopted a resolution exempting any business combination with any person from the business combination statute. As a result, these provisions currently will not apply to a business combination or control share acquisition involving our company. However, our board of directors may opt in to the business combination provisions and the control share provisions of Maryland law in the future.

Additionally, Maryland law permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently employ. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring, or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.

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

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property, or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter and bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for any claim or liability to which they may become subject or which they may incur by reason of their service as directors or officers, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property, or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our directors and officers (as well as by our employees and agents) in some cases.

Risks Related to Our Common Stock

Because we have a large number of stockholders and our common stock was not previously listed on a national securities exchange prior to our most recent publicly listed offering, there may be significant pent-up demand to sell our shares. Significant sales of our Class A or Class B common stock, or the perception that significant sales of such shares could occur, may cause the price of our Class A common stock to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of March 15, 2010, we had approximately 170.7 million shares of common stock issued and outstanding, consisting of approximately 51.7 million shares of our Class A common stock and approximately 119.0 million shares of our Class B common stock. Our Class B shares are divided equally among Class B-1, Class B-2 and Class B-3.

Prior to February 10, 2010, none of our common stock was listed on any national securities exchange and the ability of stockholders to liquidate their investments was limited. Subsequent to our listing of our Class A common stock on the NYSE and issuance of additional shares of Class A common stock pursuant to our recent public offering, approximately 30.3% of our shares became freely tradable; however, 39.7 million shares of each of Class B-1, Class B-2, and Class B-3 common stock will not become listed on the NYSE until August 9, 2010, November 7, 2010, and January 30, 2011, respectively. As a result, there may be significant pent-up demand to sell shares of our common stock, which could cause the price of our Class A common stock to decline significantly. In particular, certain redemption requests were deferred under our share redemption program (which was suspended for all redemptions subsequent to November 2009 and terminated on February 17, 2010). As a result, stockholders whose redemption requests were deferred may be inclined to sell the portion of their shares that will be freely tradable. If a significant number of such stockholders sell such shares, the price of our Class A common stock could be adversely affected.

We cannot predict the effect that future sales of our Class A common stock by our stockholders, the availability of shares of our Class A common stock for future sale, or the conversion of shares of our Class B common stock into our Class A common stock will have on the market price of our Class A common stock. Furthermore, the ongoing conversions of our Class B common stock into shares of our Class A common stock over time may place downward pressure on the price of our Class A common stock. A large volume of sales of shares of our Class A common stock (whether they are Class A shares that were issued in the recent offering, Class A shares that were held by our existing stockholders after the Recapitalization, or Class A shares created by the automatic conversion of our Class B shares over time) could decrease the prevailing market price of our Class A common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our Class A shares are not affected, the mere perception of the possibility of these sales could depress the market price of our Class A common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our Class A common stock price due to actual or anticipated sales of Class A common stock from this market overhang could cause some institutions or individuals to engage in short sales of our Class A common stock, which may itself cause the price of our Class A common stock to decline.

In addition, because shares of our Class B common stock are not subject to transfer restrictions (other than the restrictions on ownership and transfer of stock set forth in our charter), such shares are freely tradeable. As a result, notwithstanding that such shares will not be listed on a national securities exchange, it is possible that a market may develop for shares of our Class B common stock, and sales of such shares, or the perception that such sales could occur, could have a material adverse effect on the trading price of our Class A common stock.

In addition, our largest stockholder, Wells Advisory Services I, LLC (“WASI”), has entered into a lock-up agreement with the underwriters of our recent offering pursuant to which it has agreed not to offer, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock. However, the lock-up agreement with WASI contains an exception (i) for an existing pledge of 2,647,644 shares of our common stock by WASI to certain third parties as collateral to secure lending obligations to such third parties and (ii) that permits WASI, upon expiration or termination of this existing pledge and security agreement covering such shares, to re-pledge such shares of our common stock to third parties as collateral to secure lending or other obligations to such third parties. As a result, any shares of our common stock subject to a pledge by WASI (whether under existing or prospective lending or other arrangements) will not be subject to the lock-up agreement and may be sold by the lender at any time in the event of WASI’s default on the loan obligation secured by such shares. In such event, the sale of a substantial number of such shares in the public market, whether in a single transaction or a series of transactions, or the perception that such sales may occur, could have a significant effect on volatility and may materially and adversely affect the trading price of our common stock. The 2,647,644 shares of our common stock that WASI has pledged or is permitted to pledge under the lock-up exception described above represent approximately 40.7% of WASI’s current total equity ownership in our company or approximately 1.6% of the total number of outstanding shares of our common stock.

There is no public trading market for our Class B common stock; therefore, it will be difficult for our stockholders to sell their shares of our Class B common stock.

There is no current public market for our Class B common stock, as such Class B common stock is not currently listed on a national securities exchange or quoted on The NASDAQ Stock Market, Inc. Our board of directors terminated our share redemption program on February 17, 2010. Shares of our Class B-1, B-2, and B-3 common stock will not convert into shares of our Class A common stock which is listed on the NYSE until August, 9, 2010, November 7, 2010, and January 30, 2011, respectively. There may be limited or no options for stockholders to sell their shares of Class B common stock until those dates.

Our distributions to stockholders may change.

For the year ended December 31, 2009 we paid cash distributions in the amount of $1.26 per share. Future distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will depend upon a number of factors, including:

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

We expect to continue to pay quarterly distributions to our stockholders. However, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, although we do not currently intend to do so, a recent Internal Revenue Service (“IRS”) revenue procedure allows us to satisfy the REIT income distribution requirement by distributing up to 90% of our dividends on our common stock in shares of our common stock in lieu of paying dividends entirely in cash. Consequently, we may further reduce our distributions to stockholders or decide to pay distributions in shares of common stock in lieu of cash. Any change in our distribution policy could have a material adverse effect on the market price of our common stock.

There are significant price and volume fluctuations in the public markets, including on the exchange which we listed our common stock.

The U.S. stock markets, including the NYSE on which we will list our Class A common stock, have historically experienced significant price and volume fluctuations. Even if an active trading market develops for our common stock, the market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations and investors in our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. If the market price of our Class A common stock declines significantly, stockholders may be unable to resell their shares at or above their purchase price. We cannot assure stockholders that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our Class A common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry, although no assurance can be given that any research reports about us will be published;

•	future sales of substantial amounts of our Class A common stock by our existing or future stockholders;

•	conversions of our Class B common stock into shares of our Class A common stock or sales of our Class B common stock;

•	increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

Notwithstanding that we do not intend to list our Class B common stock on a national securities exchange, it is possible that a market may develop for shares of our Class B common stock, and sales of such shares, or the perception that such sales could occur, could have a material adverse effect on the trading price of our Class A common stock.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.

Market interest rates may have an effect on the value of our Class A common stock.

One of the factors that investors may consider in deciding whether to buy or sell our Class A common stock is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher yield on our Class A common stock or seek securities paying higher dividends or yields. It is likely that the public valuation of our Class A common stock will be based primarily on our earnings and cash flows and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market value of our Class A common stock. For instance, if interest rates rise, it is likely that the market price of our Class A common stock will decrease, because potential investors may require a higher dividend yield on our Class A common stock as market rates on interest-bearing securities, such as bonds, rise.

If securities analysts do not publish research or reports about our business or if they downgrade our Class A common stock or our sector, the price of our common stock could decline.

The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our shares or our industry, or the stock of any of our competitors, the price of our shares could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our common stock to decline.

Federal Income Tax Risks

Our failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We are owned and operated in a manner intended to qualify us as a REIT for U.S. federal income tax purposes; however, we do not have a ruling from the IRS as to our REIT status. In addition, we own all of the common stock of a subsidiary that has elected to be treated as a REIT, and if our subsidiary REIT were to fail to qualify as a REIT, it is possible that we also would fail to qualify as a REIT unless we (or the subsidiary REIT) could qualify for certain relief provisions. Our qualification and the qualification of our subsidiary REIT as a REIT will depend on satisfaction, on an annual or quarterly basis, of numerous requirements set forth in highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. A determination as to whether such requirements are satisfied involves various factual matters and circumstances not entirely within our control. The fact that we hold substantially all of our assets through our operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. No assurance can be given that we, or our subsidiary REIT, will qualify as a REIT for any particular year. See “Federal Income Tax Considerations—General” and “—Requirements for Qualification as a REIT.”

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

Even if we qualify as a REIT, we may incur certain tax liabilities that would reduce our cash flow and impair our ability to make distributions.

Even if we maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes, which would reduce our cash available for distribution to our stockholders. For example, we will be subject to federal income tax on any undistributed taxable income. Further, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our net capital gain income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. If we realize net income from foreclosure properties that we hold primarily for sale to customers in the ordinary course of business, we must pay tax thereon at the highest corporate income tax rate, and if we sell a property, other than foreclosure property, that we are determined to have held for sale to customers in the ordinary course of business, any gain realized would be subject to a 100% “prohibited transaction” tax. The determination as to whether or not a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain safe-harbor provisions. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell. In addition, we own interests in certain taxable REIT subsidiaries that are subject to federal income taxation and we and our subsidiaries may be subject to state and local taxes on our income or property.

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

We face possible adverse changes in tax laws including changes to state tax laws regarding the treatment of REITs and their stockholders, which may result in an increase in our tax liability.

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

The assets we acquired in the Internalization are subject to a potential “built-in gains” tax at the regular corporate income tax rates if we are treated as having disposed of them in a taxable transaction during the ten-year period beginning on the date the Internalization was consummated to the extent of the built-in gain in such assets at the time we acquired them.

If the discounts made available to participants in our dividend reinvestment plan were deemed to be excessive, our ability to pay distributions to our stockholders and our status as a REIT could be adversely affected.

We are required to distribute to our stockholders each year at least 90% of our adjusted REIT taxable income in order to qualify for taxation as a REIT. In order for distributions to be treated as distributed for purposes of this test, we must be entitled to a deduction for dividends paid to our stockholders within the meaning of Section 561 of the Code with respect to such distributions. Under this Code section, we will be entitled to such deduction only with respect to dividends that are deemed to be non-preferential, i.e., pro rata among, and without preference to any of, our common stockholders. The IRS has issued a published ruling which provides that a discount in the purchase price of a REIT’s newly-issued shares in excess of 5% of the stock’s fair market value is an additional benefit to participating stockholders, which may result in a preferential dividend for purposes of the 90% distribution test. Our dividend reinvestment plan offers participants the opportunity to acquire newly-issued shares of our common stock at a discount intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS; however, the fair market value of our common stock prior to the listing of our Class A common stock on a national securities exchange has not been susceptible to a definitive determination. Accordingly, the IRS could take the position that the fair market value of our common stock was greater than the value determined by us for purposes of the dividend reinvestment plan, resulting in purchase price discounts greater than 5%. In such event, we may be deemed to have failed the 90% distribution test for REIT qualification status, and our status as a REIT could be terminated for the year in which such determination is made.

Distributions made by REITs do not qualify for the reduced tax rates that apply to certain other corporate distributions.

The maximum tax rate for distributions made by corporations to individuals is generally 15% (through 2010). Distributions made by REITs, however, generally are taxed at the normal rate applicable to the individual recipient rather than the 15% preferential rate. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that make distributions, and any extension of the preferential rate for non-REIT corporations for periods after 2010 could adversely affect the value of the stock of REITs, including our common stock.

A recharacterization of transactions undertaken by our operating partnership may result in lost tax benefits or prohibited transactions, which would diminish cash distributions to our stockholders, or even cause us to lose REIT status.

The IRS could recharacterize transactions consummated by our operating partnership, which could result in the income realized on certain transactions being treated as gain realized from the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this were to occur, our ability to make cash distributions to our stockholders would be adversely affected. Moreover, our operating partnership may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we can give stockholders no assurance that the IRS will not attempt to challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, the amount of our adjusted REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement for a taxable year. We also might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status. Even if we maintain our status as a REIT, an increase in our adjusted REIT taxable income could cause us to be subject to additional federal and state income and excise taxes. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Legislative or regulatory action could adversely affect our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our common stock. Stockholders are urged to consult with their tax advisor with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in common stock.

Risks Associated with Debt Financing

We have incurred and are likely to continue to incur mortgage and other indebtedness, which may increase our business risks.

As of December 31, 2009, we had total outstanding indebtedness of approximately $1.5 billion, of which $114.0 million is outstanding under our $500 Million Unsecured Facility. We are likely to incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors may authorize if conditions warrant or to fund future distributions to our stockholders. We intend to finance sizable acquisitions by increasing our ratio of total-debt-to-gross assets ratio to a range of 30% to 40%; however, there can be no assurance that we will be successful in achieving or maintaining this ratio. Significant borrowings by us increase the risks of an investment in us. For example, if there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although no such instances exist as of December 31, 2009, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

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

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our distribution and operating policies and our ability to incur additional debt. Loan documents evidencing our existing indebtedness contain, and loan documents entered into in the future will likely contain, certain operating covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, these agreements contain financial covenants, including certain coverage ratios and limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets, and engage in mergers and consolidations and certain acquisitions. Covenants under our existing indebtedness do, and under any future indebtedness likely will, restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Increases in interest rates would increase the amount of our variable-rate debt payments and could limit our ability to pay dividends to our stockholders.

Increases in interest rates will increase our interest costs associated with any existing or future draws that we may make on our $500 Million Unsecured Facility, which would reduce our cash flows and our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

Changes in the market environment could have adverse affects on our interest rate swap

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

Additionally, there is counterparty risk associated with entering into an interest rate swap. Should market conditions lead to insolvency or make a merger necessary for our counterparty, or potential future counterparties, it is possible that the terms of our interest rate swap will not be honored in their current form with a replacement counterparty. The potential termination or renegotiation of the terms of the interest rate swap agreement as a result of changing counterparties through insolvency or merger could result in an adverse impact on our results of operations and cash flows.

Risks Related to Conflicts of Interest

Our Chief Executive Officer and our Chief Financial Officer will be subject to certain conflicts of interest with regard to enforcing the indemnification provisions contained in the merger agreement relating to the Internalization.

During 2007, we entered into a merger agreement with certain affiliates of our former advisor. Total consideration, comprised entirely of 6,504,550 shares of our common stock (valued at a then-agreed upon price of $26.8593 per share or approximately $175 million) was exchanged for, among other things, certain net assets of our former advisor, as well as the termination of our obligation to pay certain fees required pursuant to the terms of the in-place agreements with the former advisor including, but not limited to, disposition fees, listing fees, and incentive fees. Donald A. Miller, CFA, our Chief Executive Officer and President and one of our directors, and Robert E. Bowers, our Chief Financial Officer, Executive Vice President, Secretary, and Treasurer, each received a 1% economic interest in the merger consideration due to his 1% ownership interest in the owners of the entity that sold us these advisor entities. Accordingly, Mr. Miller and Mr. Bowers may be subject to certain conflicts of interest with regard to enforcing indemnification provisions contained in the merger agreement.

One of our independent directors serves as a director of an entity sponsored by our former advisor. This relationship could affect his judgment with respect to enforcing the agreements we entered into in connection with the Internalization.

Donald S. Moss, one of our independent directors, is a director of Wells Timberland REIT. The relationship of Mr. Moss to an entity sponsored by our former advisor could affect his judgment with respect to enforcing indemnification provisions of the Internalization agreement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2009.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2009, we owned interests in 73 office properties, plus eight buildings owned through unconsolidated joint ventures and two industrial buildings. Of our office properties, 70 properties were wholly-owned and three properties are owned through consolidated joint ventures. Our 73 office properties are located in 19 states and the District of Columbia and, as of December 31, 2009 and 2008, these properties were approximately 90.1% and 91.7% leased, respectively, with an average lease term remaining of approximately six and five years, respectively. The decrease in occupancy in 2009 is primarily due to terminations by various tenants at the River Corporate Center Building in Tempe, Arizona, the Aon Center Building in Chicago, Illinois, and the Glenridge Highlands Two Building in Atlanta, Georgia. The average rental revenue of our properties, as calculated for wholly-owned properties on a consolidated, accrual basis exclusive of unconsolidated joint ventures and our industrial properties was $28.32 per owned square foot and $28.68 per owned square foot for the years ended December 31, 2009 and 2008, respectively.

Property Statistics

The tables below include statistics for our properties that we own directly and through our consolidated joint ventures, but do not include our respective ownership interests in properties that we own through our unconsolidated joint ventures or our two industrial properties. ”Annualized Lease Revenue” is defined in Item 1 of this Annual Report on Form 10-K.

The following table shows lease expirations of our office portfolio as of December 31, 2009, during each of the next fifteen years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Annualized Lease Revenue(1) (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Lease Revenue(1)
Vacant	$—	2,009	0.0%
2010(2)	40,134	1,397	6.8%
2011	75,159	2,356	12.8%
2012	80,913	2,217	13.8%
2013	63,139	1,816	10.8%
2014	56,127	1,748	9.6%
2015	41,776	1,398	7.1%
2016	28,004	1,013	4.8%
2017	15,340	423	2.6%
2018	43,964	1,456	7.5%
2019	52,590	1,408	9.0%
2020	22,460	831	3.8%
2021	3,655	140	0.6%
2022	7,713	317	1.3%
2023	15,185	761	2.6%
Thereafter	39,910	939	6.9%

	$586,069	20,229	100.0%

(1)	Annualized lease revenue for purposes of this table includes the revenue effects of leases executed but not commenced as of December 31, 2009.
(2)	Includes leases with an expiration date of December 31, 2009 aggregating 114,668 square feet and Annualized Lease Revenue of $3,441,632 for which no new leases were signed.

The following table shows the geographic diversification of our portfolio as of December 31, 2009.

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue
Chicago	$157,784	4,883	26.9%
Washington, D.C.	115,201	3,045	19.7%
New York	92,226	3,288	15.7%
Minneapolis	39,407	1,227	6.7%
Los Angeles	34,548	1,133	5.9%
Dallas	24,743	1,275	4.2%
Boston	22,819	583	3.9%
Detroit	20,952	929	3.6%
Philadelphia	15,185	761	2.6%
Atlanta	11,656	607	2.0%
Houston	9,981	313	1.7%
Phoenix	7,639	557	1.3%
Nashville	6,913	312	1.2%
Central and South Florida	5,875	297	1.0%
Other(1)	21,140	1,019	3.6%

	$586,069	20,229	100.0%

(1)	Not more than 1% is attributable to any individual geographic region.

The following table shows the tenant industry diversification of our portfolio as of December 31, 2009.

Industry	Annualized Lease Revenue (in thousands)	Leased Square Footage (in thousands)	Percentage of Annualized Lease Revenue
Governmental Agencies	$100,953	2,394	17.2%
Business Services	70,563	2,209	12.0%
Depository Institutions	56,688	1,856	9.7%
Legal Services	43,124	1,156	7.4%
Insurance Carriers	36,555	1,464	6.2%
Petroleum Refining & Related Industries	31,726	784	5.4%
Chemicals and Allied Products	24,464	741	4.2%
Nondepository Credit Institutions	21,136	827	3.6%
Food and Kindred Products	19,416	509	3.3%
Engineering, Accounting Research, Management & Related Services	18,711	540	3.2%
Communications	17,979	620	3.1%
Security & Commodity Brokers, Dealers, Exchanges & Services	14,736	528	2.5%
Electronic & Other Electrical Equipment and Components	13,244	600	2.3%
Educational Services	11,825	283	2.0%
Insurance Agents, Brokers & Services	10,579	412	1.8%
Other(1)	94,370	3,298	16.1%

	$586,069	18,221	100.0%

(1)	Not more than 2% is attributable to any individual tenant industry.

The following table shows the tenant diversification of our portfolio as of December 31, 2009.

Location	Credit Rating (1)	Number of Properties	Expiration Date	2009 Annualized Lease Revenues (in thousands)	Percentage of Annualized Lease Revenues
U.S. Government	AAA	10	(2)	$74,509	12.7%
BP Corporation(3)	AA	1	2013	31,725	5.4%
Leo Burnett Company	BBB+	2	2019	27,877	4.8%
US Bancorp	A+	1	2014	23,911	4.1%
Winston and Strawn(4)	(5)	1	2024	19,200	3.3%
Nestle	AA	1	2015	18,704	3.2%
State of New York	AA	1	2019	18,185	3.1%
Sanofi-aventis	AA-	2	2012	17,270	2.9%
Independence Blue Cross	(5)	1	2023	15,185	2.6%
Kirkland & Ellis(6)	(5)	1	2011	14,646	2.5%
Zurich American	AA-	1	2011	10,784	1.8%
DDB Needham	A-	1	2018	10,113	1.7%
Shaw	BB+	1	2018	9,966	1.7%
State Street Bank	AA-	1	2011	9,075	1.5%
Lockheed Martin	A-	3	2014	8,617	1.5%
City of New York	AA	1	2020	7,931	1.4%
Citigroup	A	2	2010	7,567	1.3%
Gallagher	(5)	1	2018	7,372	1.3%
Caterpillar Financial	A	1	2022	6,913	1.2%
Gemini	A+	1	2013	6,851	1.2%
Other(7)			Various	239,668	40.8%

				$586,069	100%

(1)	Credit rating may reflect credit rating of parent/guarantor.
(2)	Various expirations ranging from 2011 to 2025.
(3)	BP Corporation sub-lets substantially all of its leased space to other tenants.
(4)	Ranked #34 in the 2008 AmLaw 100 ranking, a publication of The American Lawyer Magazine, which annually ranks the top-grossing, most profitable law firms.
(5)	No credit rating available.
(6)

Kirkland & Ellis has notified us of their intent to depart upon the expiration of their lease. The final stage of their expiration is effective December 31, 2011. A substantial portion of Kirkland & Ellis’ vacated space has been re-leased to KPMG LLP effective August 2012. Kirkland & Ellis is ranked #7 in the 2008 AmLaw 100 ranking.

(7)	Not more than 1% is attributable to any individual tenant.

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures. In addition, certain of our properties are subject to ground leases and certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details three properties subject to ground leases and 21 properties held as collateral for debt facilities as of December 31, 2009.

ITEM 3.	LEGAL PROCEEDINGS

Assertion of Legal Action

In Re Wells Real Estate Investment Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-00862-CAP (Upon motions to dismiss filed by defendants, parts of all seven counts were dismissed by the court. Counts III through VII were dismissed in their entirety. Motions for summary judgment are pending before the court.)

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

On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in our proxy statement details of certain expressions of interest by a third party in acquiring us. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for Internalization omitted details of certain expressions of interest in acquiring us. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind Internalization, and to cancel and rescind any stock issued to the defendants as consideration for Internalization. On May 12, 2008, the defendants answered the second amended complaint.

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

On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties filed their respective replies to the motions for summary judgment on February 19, 2010. The motions for summary judgment are currently pending before the court.

We believe that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

In Re Piedmont Office Realty Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-02660-CAP (Upon motions to dismiss filed by defendants, parts of all four counts were dismissed by the court. Counts III and IV were dismissed in their entirety. A motion for class certification is pending before the court and the parties are engaged in discovery.)

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

On March 30, 2009, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed two of the four counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding (i) the failure to disclose information regarding the likelihood of a listing in our amended response to the Lex-Win tender offer and (ii) purported misstatements or omissions in our proxy statement concerning then-existing market conditions, the alternatives to a listing or extension that were explored by the defendants, the results of conversations with potential buyers as to our valuation, and certain details of our share redemption program. On April 13, 2009, defendants moved for reconsideration of the court’s March 30, 2009 order or, alternatively, for certification of the order for immediate appellate review. The defendants also requested that the proceedings be stayed pending consideration of the motion. On June 19, 2009, the court denied the motion for reconsideration and the motion for certification of the order for immediate appellate review.

On April 20, 2009, the plaintiff, joined by a second plaintiff, filed a second amended complaint, which alleges violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and void any authorizations secured by the proxy statement, and to compel a tender offer. On May 11, 2009, the defendants answered the second amended complaint.

On June 10, 2009, the plaintiffs filed a motion for class certification. The defendants responded to the plaintiffs’ motion for class certification on January 4, 2010. The plaintiffs filed their reply in support of their motion for class certification on January 27, 2010. On March 10, 2010, the court granted the plaintiffs’ motion for class certification. The parties are presently engaged in discovery.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Overview

As of March 15, 2010, we had approximately 51.7 million shares of Class A common stock outstanding held by a total of 73,607 holders of record; approximately 39.7 million shares of Class B-1 common stock outstanding held by a total of 74,553 holders of record; approximately 39.7 million shares of Class B-2 common stock outstanding held by a total of 74,607 holders of record; and approximately 39.7 million shares of Class B-3 common stock outstanding held by a total of 74,615 holders of record. Our Class A common shares were listed on the New York Stock Exchange on February 10, 2010 under the symbol “PDM.” Prior to February 10, 2010, none of our common stock was listed on a national securities exchange and there was no established public trading market for such shares. Our Class B common stock is not listed on a national securities exchange and there is no established public trading market for such shares. However, all of our Class B common stock will convert to publicly traded Class A common stock by January 30, 2011.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. Dividends will be made to those stockholders who are stockholders as of the dividend record dates.

Quarterly dividend distributions paid on all outstanding classes of common stock to our stockholders during the years ended December 31, 2009 and 2008 are presented below:

	2009
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$50,248	$49,397	$49,565	$49,741	$198,951
Per-share investment income	$0.2552	$0.2551	$0.2552	$0.2551	$1.0206	81%
Per-share return of capital	$0.0598	$0.0599	$0.0598	$0.0599	$0.2394	19%
Per-share capital gains	$0.0000	$0.0000	$0.0000	$0.0000	$0.0000	0%

Total per-share distribution	$0.3150	$0.3150	$0.3150	$0.3150	$1.2600	100%

	2008
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$70,761	$69,724	$69,229	$69,704	$279,418
Per-share investment income	$0.2728	$0.2729	$0.2728	$0.2729	$1.0914	62%
Per-share return of capital	$0.1673	$0.1672	$0.1673	$0.1672	$0.6690	38%
Per-share capital gains	$0.0000	$0.0000	$0.0000	$0.0000	$0.0000	0%

Total per-share distribution	$0.4401	$0.4401	$0.4401	$0.4401	$1.7604	100%

Securities Authorized for Issuance Under Equity Compensation Plans

Our 2000 Director Stock Option Plan (“Director Option Plan”) was suspended during 2007. Outstanding director options continue to be governed by the terms of the Director Option Plan; however, all future awards will be made under the 2007 Omnibus Incentive Plan. See Item 11. “Executive Compensation” in Part III of this report for further discussion of the 2007 Omnibus Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8,666	$36.00	4,323,667
Equity compensation plans not approved by security holders	—	—	—

Total	8,666	$36.00	4,323,667

Redemptions of Common Stock

Our board of directors previously operated a share redemption program, as announced in December 1999 and as subsequently amended from time to time, which provided stockholders with the opportunity to have their shares redeemed after they have held them for a period of one year. During 2009, the amended and restated share redemption program provided that shares could be redeemed at a price equal to the lesser of (1) $21.09 per share, or (2) the purchase price per share that the stockholder actually paid less the special capital distribution of $4.86 per share in June 2005 if received by the stockholder. Previous to calendar year 2009, redemptions under the program were limited as follows: (1) during any calendar year, we would not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the prior calendar year; and (2) in no event should the life-to-date aggregate amount of redemptions under our share redemption program exceed life-to-date aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. For calendar year 2009, redemptions totaled approximately $107.6 million.

On November 24, 2009, our board of directors suspended the share redemption program. No requests received after the deadline of five business days before November 30, 2009 were processed. On February 17, 2010, the board of directors terminated the share redemption program.

During the quarter ended December 31, 2009, we redeemed shares for death and required minimum distribution requests pursuant to our share redemption program (in thousands, except per-share data) as follows:

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares Available that May Yet Be Redeemed Under the Program
October 31, 2009	194	$21.09	194	$5,307
November 30, 2009	141	$21.09	141	$—
December 31, 2009	—	$—	—	$—

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2009	2008	2007	2006	2005
Statement of Income Data(1):
Total revenues	$604,884	$621,965	$593,250	$571,363	$559,818
Property operating costs	227,867	222,351	213,220	199,008	188,450
Asset and property management fees—related-party and other	1,944	2,022	12,683	29,408	27,262
Depreciation and amortization	163,372	161,795	170,872	163,572	150,137
Casualty and impairment loss on real estate assets	35,063	—	—	7,765	16,093
General and administrative expenses	28,271	31,631	27,953	16,924	16,745
Other income (expense)	(73,189)	(72,316)	(55,749)	(57,159)	(28,754)
Income from continuing operations(1)	$75,178	$131,850	$112,773	$97,527	$132,377
Income from discontinued operations(1)	$—	$10	$21,548	$36,454	$197,369
Net income attributable to noncontrolling interest	$(478)	$(546)	$(711)	$(657)	$(611)
Net income attributable to Piedmont	$74,700	$131,314	$133,610	$133,324	$329,135

Cash Flows:
Cash flows from operations	$281,543	$296,515	$282,527	$278,948	$270,887
Cash flows (used in) provided by investing activities	$(68,666)	$(191,926)	$(71,157)	$(188,400)	$691,690
Cash flows (used in) financing activities (including dividends paid)	$(223,206)	$(149,272)	$(190,485)	$(95,390)	$(953,273	)(3)
Dividends paid	$(198,951)	$(279,418)	$(283,196)	$(269,575)	$(286,643)

Per-Share Data(1):
Per weighted-average common share data:
Income from continuing operations per share—basic and diluted	$0.47	$0.82	$0.70	$0.63	$0.85
Income from discontinued operations per share—basic and diluted	$0.00	$0.00	$0.13	$0.24	$1.27
Net income attributable to Piedmont per share—basic and diluted	$0.47	$0.82	$0.83	$0.87	$2.12
Dividends declared	$1.2600	$1.7604	$1.7604	$1.7604	$1.8453
Weighted-average shares outstanding—basic (in thousands)	158,419	159,586	160,698	153,898	155,428
Weighted-average shares outstanding—diluted (in thousands)	158,581	159,722	160,756	153,898	155,428

Balance Sheet Data (at period end):
Total assets	$4,395,345	$4,557,330	$4,579,746	$4,450,690	$4,398,350
Total stockholders’ equity	$2,606,882	$2,702,294	$2,880,545	$2,850,697	$2,989,147
Outstanding debt	$1,516,525	$1,523,625	$1,301,530	$1,243,203	$1,036,312

Funds from Operations Data(2):
Net income attributable to Piedmont	$74,700	$131,314	$133,610	$133,324	$329,135
Add:
Depreciation of real estate assets—wholly-owned properties and unconsolidated partnerships	106,878	100,849	96,432	96,745	93,257
Amortization of lease costs—wholly-owned properties and unconsolidated partnerships	57,708	62,767	77,232	73,664	68,347
Subtract:
Gain on sale—wholly-owned properties	—	—	(20,680)	(27,922)	(177,678)
(Gain) loss on sale—unconsolidated partnerships	—	—	(1,129)	5	(11,941)

Funds From Operations(2)	$239,286	$294,930	$285,465	$275,816	$301,120	(4)

Adjustments:
Loss on impairment of real estate assets—wholly-owned properties and unconsolidated partnerships	37,633	2,088	—	7,565	16,093

Core Funds From Operations(2)	$276,919	$297,018	$285,465	$283,381	$317,213

(1)

Prior period amounts have been adjusted to conform with the current period presentation, including classifying revenues from sold properties as discontinued operations for all periods presented, as well as for the Recapitalization.

(2)

Net income calculated in accordance with GAAP is the starting point for calculating Funds from Operations (“FFO”) and Core Funds From Operations (“Core FFO”). FFO and Core FFO are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO and Core FFO are beneficial indicators of the performance of an equity REIT. Specifically, FFO calculations exclude factors such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO and Core FFO may provide valuable comparisons of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO and Core FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. NAREIT currently defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after the same adjustments for investments in unconsolidated joint ventures. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs. Further, we calculate Core FFO as FFO (computed in accordance with NAREIT) excluding impairment charges. Proportionate adjustments for impairment charges on investments in unconsolidated partnerships are also adjusted when calculating Core FFO.

(3)	Includes special distribution of net sales proceeds from the April 2005 27-property disposition of approximately $748.5 million.
(4)	In April 2005, we disposed of 27 properties.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008, and 2007 included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust specializing in the acquisition, ownership, management, development, and disposition of primarily high-quality Class A office buildings located in major U.S. office markets and leased primarily to high-credit-quality tenants. We operate as a real estate investment trust for federal income tax purposes.

Since our formation in 1997, we have completed four public offerings of common stock. Combined with our dividend reinvestment plan, these offerings have raised approximately $5.8 billion in total offering proceeds. The proceeds from these sales of common stock, net of offering costs and other expenses, were used primarily to fund the acquisition of real estate properties and certain capital expenditures identified at the time of acquisition, as well as to fund redemptions pursuant to our share redemption program. On February 10, 2010, we listed our

Class A common stock on the NYSE. We completed our most recent public offering (our first publicly listed offering), on February 16, 2010. Our anticipated sources of capital are (i) cash generated from operations, (ii) proceeds from our completed public offerings, (iii) borrowings under our existing $500 Million Unsecured Facility and any other future debt facilities, (iv) proceeds from the sale of shares issued under a dividend reinvestment plan, if one is reinstated, and (v) proceeds from selective dispositions.

We filed an amendment to our charter to effect the Recapitalization of our common stock on January 22, 2010. Pursuant to the Recapitalization, each share of our outstanding common stock was converted automatically into:

•	1/12th of a share of our Class A common stock; plus

•	1/12th of a share of our Class B-1 common stock; plus

•	1/12th of a share of our Class B-2 common stock; plus

•	1/12th of a share of our Class B-3 common stock.

Our Class B common stock is identical to our Class A common stock except that (i) we do not intend to list our Class B common stock on a national securities exchange and (ii) shares of our Class B common stock will convert automatically into shares of our Class A common stock at specified times. Each share of our Class B common stock will convert automatically into one share of our Class A common stock on the following schedule:

•	on August 9, 2010, in the case of our Class B-1 common stock;

•	on November 7, 2010, in the case of our Class B-2 common stock; and

•	on January 30, 2011, in the case of our Class B-3 common stock.

In the event that we reorganize, merge or consolidate with one or more other corporations, holders of our Class A and Class B common stock will be entitled to receive the same kind and amount of securities or property. The Recapitalization also had the effect of reducing the total number of outstanding shares of our common stock. As of December 31, 2009, without giving effect to the Recapitalization, we had approximately 476,750,419 shares of common stock outstanding. As of December 31, 2009, after giving effect to the Recapitalization, we would have had an aggregate of approximately 158,916,806 shares of our Class A and Class B common stock outstanding, divided equally among Class A, Class B-1, Class B-2 and Class B-3. The Recapitalization was effected on a pro rata basis with respect to all of our stockholders. Accordingly, it did not affect any stockholder’s proportionate ownership of our outstanding shares except for any changes resulting from the payment of cash in lieu of fractional shares.

As of December 31, 2009, we owned and operated 73 office properties (excluding eight buildings owned through unconsolidated joint ventures and two industrial buildings), which are located in 19 states and the District of Columbia. These 73 office properties comprise approximately 20 million square feet, primarily Class A commercial office space, and were approximately 90.1% and 91.7% leased as of December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

We intend to use cash flows generated from operation of our wholly-owned properties and distributions from our unconsolidated joint ventures, proceeds from our recent offering of common stock, proceeds from our existing $500 million unsecured facility, and proceeds from our dividend reinvestment plan, if one is reinstated, as our primary sources of immediate and long-term liquidity. In addition, the potential selective disposal of existing properties and other financing opportunities afforded to us based on our relatively low leverage and quality asset base may also provide additional sources of capital; however, the availability and attractiveness of terms for both of these sources of capital may be limited given the current displacement in the credit markets. As of March 15, 2010, we had $489.6 million of our $500 Million Unsecured Facility available for future borrowing.

We anticipate that our primary immediate use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include specifically identified building improvement projects, as well as projected amounts for tenant improvements and leasing commissions related to anticipated re-leasing efforts as a significant number of our leases are scheduled to expire over the next four years. The timing and magnitude of amounts associated with tenant improvements and leasing commissions are subject to change as competitive market conditions in place at the time the lease is negotiated dictate. In addition, we anticipate funding approximately $121.5 million in contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, much of which we estimate may be required to be funded over the next five years. For most of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to us.

Subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Although we do not currently have any near-term debt maturities, we also anticipate using capital to make scheduled debt service payments in the future when such obligations become due.

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants helps mitigate the risk of a significant interruption of our cash flows from operations, the general economic downturn that we are currently experiencing, or an additional downturn in one of our concentration markets, could adversely impact our operating cash flows. Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, leases representing approximately 53.8% of our Annualized Lease Revenue at our properties are scheduled to expire between January 1, 2010 and the end of 2014, assuming no exercise of early termination rights. In addition, the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, have continued to increase. As such, we will continue to closely monitor our tenant renewals, competitive market conditions, and our cash flows. The amount of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near- term cash needs for debt repayments, and selective acquisitions of new properties, (iv) the timing of significant expenditures for tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital and (vi) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to pay dividends.

During the year ended December 31, 2009, we generated approximately $281.5 million of cash flows from operating activities, and approximately $83.5 million from combined net borrowing activities and the issuance of common stock pursuant to our dividend reinvestment plan. From such cash flows and cash on hand, we (i) paid dividends to stockholders of approximately $199.0 million; (ii) invested approximately $10.0 million in a second tranche of mezzanine debt; (iii) funded capital expenditures and deferred leasing costs totaling approximately $58.7 million; and (iv) redeemed approximately $107.6 million of common stock pursuant to our share redemption program.

Results of Operations

Overview

Our income from continuing operations decreased from 2008 to 2009 primarily due to the recognition of an impairment loss of approximately $35.1 million related to the Auburn Hills Corporate Center Building in Auburn Hills, Michigan; the 1441 West Long Lake Road Building in Troy, Michigan; and the 1111 Durham Avenue Building in South Plainfield, New Jersey. The decrease in income from continuing operations is also due to the recognition of approximately $13.3 million in other rental income related to significant lease terminations in 2008 at our Glenridge Highlands Two Building; our 6031 Connection Drive Building in Irving, Texas; our 3750 Brookside Parkway Building in Alpharetta, Georgia; and our 90 Central Street Building in Boxborough, Massachusetts.

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2008

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2009 and 2008, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2009%		December 31, 2008%		$ Increase (Decrease)
Revenue:
Rental income	$449.8		$455.2		(5.4)
Tenant reimbursements	149.2		150.3		(1.1)
Property management fee revenue	3.1		3.2		(0.1)
Other rental income	2.8		13.3		(10.5)

Total revenues	604.9	100%	622.0	100%	(17.1)
Expense:
Property operating costs	227.9	38%	222.4	36%	5.5
Asset and property management fees (related-party and other)	1.9	0%	2.0	0%	(0.1)
Depreciation	106.0	18%	99.7	16%	6.3
Amortization	57.3	9%	62.1	10%	(4.8)
Impairment loss on real estate assets	35.1	6%	—		35.1
General and administrative expense	28.3	4%	31.6	5%	(3.3)

Real estate operating income	148.4	25%	204.2	33%	(55.8)
Other income (expense):
Interest expense	(77.7)	13%	(76.0)	12%	1.7
Interest and other income	4.4	0%	3.4	0%	1.0
Equity in income of unconsolidated joint ventures	0.1	0%	0.3	0%	(0.2)

Income from continuing operations	$75.2	12%	$131.9	21%	(56.7)

Continuing Operations

Revenue

Rental income and tenant reimbursements decreased from approximately $455.2 million and $150.3 million, respectively, for the year ended December 31, 2008 to approximately $449.8 million and $149.2 million, respectively, for the year ended December 31, 2009. The decrease in rental income relates primarily to a reduction in rent associated with the early termination of the Cingular lease at our Glenridge Highlands Two Building during the fourth quarter 2008. A significant portion of the vacated space at the Glenridge Highlands Two Building has subsequently been re-leased to a new tenant. The decrease in tenant reimbursement revenue is attributable to adjustments to both current and prior year operating expense recoveries of reimbursable amounts of approximately $3.1 million. We also had approximately $1.2 million less of tenant reimbursements at our Glenridge Highlands Two Building primarily because of the termination of the lease discussed above, and the fact that the new tenant at this location has a gross rental structure with a base-year for operating expenses in 2009, which precludes the reimbursement of operating expenses. These decreases in reimbursement revenue were partially offset by an increase in property tax recoveries and reimbursable tenant-requested services at certain of our properties of approximately $3.2 million.

Other rental income decreased approximately $10.5 million for the year ended December 31, 2009 as compared to the prior year. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income consists primarily of lease termination fee income in both years and is recognized once we have completed our obligation to provide space to the tenant, regardless of the date we actually receive the payment of the fee. Other rental income for 2008 relates primarily to leases terminated at the Glenridge Highlands Two Building, at the 90 Central Street Building, at the 3750 Brookside Parkway Building, and at the 6031 Connection Drive Building. Other rental income for 2009 relates primarily to leases terminated at the Aon Center Building and the Auburn Hills Corporate Center Building.

Expense

Property operating costs increased approximately $5.5 million for the year ended December 31, 2009, as compared to the prior year. This increase is the result of increases in tenant expenses at certain of our properties, a majority of which relates to property taxes of approximately $7.0 million, billback expenses (i.e. tenant-requested services) of approximately $1.1 million, and repair and maintenance costs of approximately $0.7 million which are noted above as being reimbursed by tenants pursuant to their respective leases. This increase was partially offset by a decrease in utility costs of approximately $3.7 million.

Depreciation expense increased approximately $6.3 million for the year ended December 31, 2009, as compared to the prior year. Building improvements at the Aon Center Building as well as tenant-related expenditures at other properties contributed approximately $3.8 million of the increase, and accelerated depreciation charges related to lease termination by tenants at the Chandler Forum Building in Chandler, Arizona (partial lease termination) and the 1901 Main Street Building in Irvine, California contributed approximately $1.6 million of the increase. Additionally, the current period includes twelve full months of depreciation related to the acquisition of the Piedmont Pointe II Building in Bethesda, Maryland (acquired in June 2008), as compared to approximately six months of depreciation related to the same building during the prior period, resulting in additional depreciation expense in the current year of approximately $0.7 million.

Amortization expense decreased approximately $4.8 million for the year ended December 31, 2009, as compared to the prior year. The decrease is primarily due to intangible lease assets which have become fully amortized subsequent to December 31, 2007, principally at the Glenridge Highlands Two Building, the 9211 Corporate Boulevard and the 9221 Corporate Boulevard Buildings (f/k/a Lockheed Martin I & II Buildings) in Rockville, MD, and the 3100 Clarendon Building in Arlington, VA. The decrease in amortization expense was partially offset by higher charges to amortization in order to adjust intangible lease assets and deferred lease costs associated with lease terminations and restructurings to their net realizable value in the current year. The largest of these charges related to a lease termination at the Fairway Center II Building in Brea, CA of approximately $2.8 million.

During 2009, we recognized an impairment loss of approximately $35.1 million as a result of lowering expected future rental income and reducing the intended holding periods for the Auburn Hills Corporate Center Building, and the 1441 West Long Lake Road Building, as well as the 1111 Durham Avenue Building. The decision to reduce future rental revenues and the holding periods for the two Detroit assets was prompted by the loss of prospective replacement tenants and overall declines in the Detroit, Michigan market. Further, changes in management’s expectation of re-leasing prospects of the New Jersey asset, coupled with general market declines in the South Plainfield submarket in which it is located, prompted the reduction of intended hold period and future rental revenues during 2009. The cumulative effect of these decisions triggered a reassessment of leasing assumptions for these buildings, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete the necessary releasing activities (See Note 10 to our accompanying consolidated financial statement for further details).

General and administrative expenses decreased approximately $3.3 million for the year ended December 31, 2009, as compared to the prior year. Of this decrease, approximately $1.5 million is related to net savings realized through the termination of a service agreement with our former advisor in July 2008 as well as a reduction in services related to another service agreement with our former advisor in 2009. Additionally, offering costs of approximately $0.9 million which had been capitalized in 2007 in anticipation of a public stock offering, were later expensed in 2008 when such offering was indefinitely delayed. Finally, we recognized approximately $0.2 million of recoveries in 2009 of previously recorded bad debt reserves which were deemed to be recoverable. In contrast, we incurred approximately $0.6 million of bad debt charges in 2008.

Other Income (Expense)

Interest expense, which includes interest incurred under our interest rate swap, increased approximately $1.7 million for the year ended December 31, 2009, as compared to the prior year. Although in general, interest rates and borrowings were lower compared to 2008, we incurred a full year of interest expense related to our $250 Million Unsecured Term Loan during 2009, as opposed to approximately six months of expense in the prior year.

Interest and other income increased approximately $1.0 million for the year ended December 31, 2009, as compared to the prior year. This increase is primarily due to the following non-recurring items: (1) the settlement of an acquisition contingency in our favor at a certain acquisition which closed in 2003 of approximately $0.8 million, and (2) loan extension fee income of approximately $0.2 million related to our investments in mezzanine debt in the current year. The level of interest income in future periods will be primarily dependent upon income earned on our investments in mezzanine debt.

Equity in income of unconsolidated joint ventures decreased approximately $0.2 million during the year ended December 31, 2009, as compared to the prior year, primarily as a result of recognizing other-than-temporary impairment on the joint venture which owns the 47320 Kato Road Building in Fremont, California of approximately $2.6 million in 2009 as compared with recognizing other-than-temporary impairment on the joint venture which owns the 20/20 Building in Leawood, Kansas in 2008 of approximately $2.1 million. The decrease in the income was also partially offset as a result of lease intangible assets which have fully amortized at the AIU Building in Hoffman Estate, Illinois. We expect equity in income of unconsolidated joint ventures to fluctuate in the near term based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

Income from continuing operations per share on a fully diluted basis decreased from $0.82 per share for the year ended December 31, 2008 to $0.47 per share for the year ended December 31, 2009 primarily as a result of the impairment loss incurred in 2009 as well as significant other rental income related to lease terminations in prior periods which were recognized in 2008. We also incurred higher depreciation expense mostly due to a full year’s depreciation at our Piedmont Pointe II Building, as well as building improvements and other tenant-related expenditures at various properties in 2009.

Overview

Our income from continuing operations increased from 2007 to 2008 primarily due to re-leasing activity at certain of our larger properties, a full year’s impact of being a self-managed entity, as well as the timing of the recognition of other rental income and expense related to a significant lease termination at our Glenridge Highlands Two Building during 2007.

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2007

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2008 and 2007, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2008%		December 31, 2007%		$ Increase (Decrease)
Revenue:
Rental income	$455.2		$441.8		13.4
Tenant reimbursements	150.3		142.6		7.7
Property management fee revenue	3.2		2.0		1.2
Other rental income	13.3		6.8		6.5
Gain on sale of real estate assets	—		0.1		(0.1)

Total revenues	622.0	100%	593.3	100%	28.7
Expense:
Property operating costs	222.4	36%	213.2	36%	9.2
Asset and property management fees (related-party and other)	2.0	0%	12.7	2%	(10.7)
Depreciation	99.7	16%	94.8	16%	4.9
Amortization	62.1	10%	76.1	13%	(14.0)
General and administrative expense	31.6	5%	28.0	4%	3.6

Real estate operating income	204.2	33%	168.5	29%	35.7
Other income (expense):
Interest expense	(76.0)	12%	(63.9)	11%	12.1
Interest and other income	3.4	0%	4.5	1%	(1.1)
Equity in income of unconsolidated joint ventures	0.3	0%	3.8	0%	(3.5)
Loss on extinguishment of debt	—	0%	(0.1)	0%	0.1

Income from continuing operations	$131.9	21%	$112.8	19%	19.1

Continuing Operations

Revenue

Rental income and tenant reimbursements increased from approximately $441.8 million and $142.6 million, respectively, for the year ended December 31, 2007 to approximately $455.2 million and $150.3 million, respectively, for the year ended December 31, 2008. The increase in rental income relates primarily to re-leasing activity at our existing properties, including a significant lease renewal at the 60 Broad Street Building in New York, New York. The increase in reimbursement revenue of approximately $7.7 million is attributable to an increase in recoverable property operating costs at certain of our properties of approximately $6.6 million, as well as increased tenant reimbursement revenue from newly acquired properties purchased subsequent to December 31, 2006 of approximately $0.9 million.

Property management fee revenue, which includes both fee revenue and salary reimbursements, increased approximately $1.2 million for the year ended December 31, 2008 as compared to the prior year, as a result of 2008 being the first year in which we have managed properties for third parties for the entire year, a service we began offering after the Internalization in April 2007.

Other rental income increased approximately $6.5 million for the year ended December 31, 2008 as compared to the prior year. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income consists primarily of lease termination fee income in both years and is recognized once we have completed our obligation to provide space to the tenant, regardless of the date we actually receive the payment of the fee. Other rental income for 2007 relates primarily to leases terminated at the 1111 Durham Avenue Building, the Nestle Building, and the Rhein Building in Beaverton, Oregon. Other rental income for 2008 relates primarily to leases terminated at the Glenridge Highlands Two Building (approximately $3.7 million), at the 90 Central Street Building (approximately $3.3 million), at the 3750 Brookside Parkway Building (approximately $0.4 million), and at the 6031 Connection Drive Building (approximately $4.9 million).

Expense

Property operating costs increased approximately $9.2 million for the year ended December 31, 2008, as compared to the prior year. This increase is primarily the result of increases in reimbursable tenant expenses at certain of our properties of approximately $4.4 million, a majority of which relates to property taxes, utilities, repair and maintenance, and allocated administrative salaries, which are noted above as being reimbursed by tenants pursuant to their respective leases. Additionally, properties we acquired subsequent to December 31, 2006 contributed an incremental amount of approximately $1.8 million during 2008. Finally, our primary tenant at the 1111 Durham Avenue Building converted from a “net” lease to a “full service” lease effective for 2008; therefore we became responsible for additional expenses during 2008 of approximately $1.8 million.

Asset and property management fees decreased approximately $10.7 million for the year ended December 31, 2008, as compared to the prior year, primarily due to the fact that we are no longer subject to certain related-party service contracts as a result of the Internalization transaction, which took place on April 16, 2007, as well as continuing to increase the number of assets we managed for ourselves during the year ended December 31, 2008.

Depreciation expense increased approximately $4.9 million for the year ended December 31, 2008, as compared to the prior year. Of this increase, approximately $2.4 million is the result of three properties (the 2300 Cabot Drive Building in Lisle, Illinois, and the Piedmont Pointe I and Piedmont Pointe II Buildings located in Bethesda, Maryland) we acquired subsequent to December 31, 2006. Further, building improvements at the Aon Center Building, as well as accelerated depreciation as a result of a tenant’s lease termination, contributed approximately $1.3 million of new depreciation expense as compared to the year ended December 31, 2007.

Amortization expense decreased approximately $14.0 million for the year ended December 31, 2008, as compared to the prior year. The decrease is primarily due to intangible lease assets which have become fully amortized subsequent to December 31, 2007, principally at the Copper Ridge Center Building in Lyndhurst, New Jersey, the 60 Broad Street Building, the 3100 Clarendon Building, and the Las Colinas Corporate Center II Building in Irving, Texas. Additionally, in the prior year, we recognized higher charges to amortization in order to adjust intangible lease assets and deferred lease costs associated with lease terminations and restructurings to their net realizable value. The largest of these charges related to a lease termination at the Glenridge Highlands Two Building.

General and administrative expenses increased approximately $3.6 million for the year ended December 31, 2008, as compared to the prior year. Of this increase, approximately $2.5 million is related to employee salary and benefit costs as a result of being self-managed during the entire year ended December 31, 2008 as compared to being externally managed in the prior year from January 1, 2007 to April 16, 2007, the date of the Internalization. Additionally, we recognized approximately $1.3 million of recoveries in 2007 of previously recorded bad debt reserves which were deemed to be recoverable.

Other Income (Expense)

Interest expense increased approximately $12.1 million for the year ended December 31, 2008, as compared to the prior year, as a result of net borrowings on our $500 Million Unsecured Facility, as well as a result of obtaining our $250 Million Unsecured Term Loan. Increases to interest expense attributable to our $250 Million Unsecured Term Loan resulted in approximately $1.1 million of additional interest expense recognized during 2008 as compared to the prior year.

Interest and other income decreased approximately $1.1 million for the year ended December 31, 2008, as compared to the prior year. This decrease relates primarily to a decrease in depository interest rates, as well as a one-time reimbursement received during the prior year from our former advisor for a $1.3 million property management termination expense (included in asset and property management fees). Such decrease was partially offset by income recognized as a result of our investment in mezzanine debt for the year ended December 31, 2008.

Equity in income of unconsolidated joint ventures decreased approximately $3.5 million during the year ended December 31, 2008, as compared to the prior year, primarily as a result of recognizing approximately $2.1 million of impairment loss during the current year, our portion of the impairment charge recorded at the 20/20 Building, which is owned through Fund XI-XII-REIT Joint Venture. Additionally, the prior year amounts include approximately $1.1 million for our portion of the gain on sale recognized for the 111 South Chase Boulevard Building located in Fountain Inn, South Carolina in May 2007.

Income from continuing operations per share on a fully diluted basis increased from $0.70 per share for the year ended December 31, 2007 to $0.82 per share for the year ended December 31, 2008 primarily as a result of the positive effects of the Internalization in reducing asset and property management fees, re-leasing activity at certain of our properties, as well as the timing of recognition of other rental income and lease termination expense related to lease terminations or restructurings during the current and prior year. These increases in income from continuing operations per share were partially offset by increased interest expense and an impairment charge at one of our unconsolidated joint ventures in the current period.

Discontinued Operations

In accordance with GAAP, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $10,000 and approximately $21.5 million for the years ended December 31, 2008 and 2007, respectively. These amounts consist of operations, including the gain on the sale, of the Citigroup Fort Mill Building in Fort Mill, South Carolina and the Videojet Technology Building in Wood Dale, Illinois, which were both sold in March 2007.

Funds From Operations, Core Funds From Operations, and Adjusted Funds From Operations

Net income calculated in accordance with GAAP is the starting point for calculating FFO, Core FFO, and Adjusted Funds from Operations (“AFFO”). FFO, Core FFO, and AFFO are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO, Core FFO, and AFFO are beneficial indicators of the performance of an equity REIT. Specifically, FFO calculations exclude factors such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO, Core FFO, and AFFO may provide valuable comparisons of operating performance between periods and with other REITs.

Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, Core FFO, and AFFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current NAREIT definition. NAREIT currently defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after the same adjustments for investments in unconsolidated joint ventures. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

Further, we calculate Core FFO as FFO (computed in accordance with NAREIT) excluding impairment charges. Proportionate adjustments for impairment charges on investments in unconsolidated joint ventures are also adjusted when calculating Core FFO. Further, we calculate AFFO as Core FFO, excluding amortization of mezzanine discount income, and losses from debt restructuring, plus the expenses associated with depreciation on non-income-producing real estate assets, amortization associated with deferred financing costs, and non-cash equity compensation expenses, as well as adjusting for the effects of straight lining lease revenue and the amortization of above and below-market lease intangibles, as well as other non-cash charges. Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	2009	Per share(1)	2008	Per share(1)	2007	Per share(1)
Net income attributable to Piedmont	$74,700	$.47	$131,314	$.82	$133,610	$.83
Add:
Depreciation of real assets—wholly-owned properties and unconsolidated partnerships	106,878	.68	100,849	.63	96,432	.60
Amortization of lease-related costs—wholly-owned properties and unconsolidated partnerships	57,708	.36	62,767	.40	77,232	.49
Subtract:
Gain on sale—wholly-owned properties	—	—	—	—	(20,680)	(.13)
(Gain) loss on sale—unconsolidated partnerships	—	—	—	—	(1,129)	(.01)

Funds From Operations	$239,286	$1.51	$294,930	$1.85	$285,465	$1.78

Adjustments:
Loss on impairment of real estate assets—wholly-owned properties and unconsolidated partnerships	37,633	.24	2,088	.01	—	.00

Core Funds From Operations	$276,919	$1.75	$297,018	$1.86	$285,465	$1.78

Adjustments:
Non-incremental capital expenditures(2)	(47,496)	(.30)	(43,892)	(.27)	(47,728)	(.30)
Deferred financing cost amortization	2,786	.02	2,504	.02	2,072	.01
Loss on early extinguishment of debt	—	.00	—	.00	164	.00
Depreciation of non real estate assets	632	.00	379	.00	89	.00
Straight-line effects of lease (revenue)/expense(3)	(997)	(.01)	(1,216)	(.01)	(7,817)	(.04)
Amortization of lease related intangibles (Above/Below-Market In-Place Lease Intangibles)(3)	(5,399)	(.04)	(3,214)	(.02)	495	.00
Stock-based and other non-cash compensation	3,178	.02	3,555	.02	3,688	.02
Amortization of fair market adjustments on notes payable	—	.00	(645)	.00	(1,656)	(.01)
Income from amortization of discount on purchase of mezzanine loans	(2,278)	(.01)	(840)	(.01)	—	.00

Adjusted Funds From Operations	$227,345	$1.43	$253,649	$1.59	$234,772	$1.46

Weighted-average shares outstanding—diluted	158,581		159,722		160,756

(1)	Based on weighted-average shares outstanding—diluted.

(2)	Represents capital expenditures of a recurring nature related to tenant improvements and leasing commissions that do not incrementally enhance the underlying assets’ income generating capacity.
(3)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly owned subsidiary of Piedmont, as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. Except for holding 6,667 limited partnership units in Piedmont OP, POH had no operations for the year ended December 31, 2009 or 2008, respectively.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

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

Valuation of Real Estate Assets and Investments in Joint Ventures which Hold Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present for wholly owned properties, which indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. For our investments in unconsolidated joint ventures, we assess the fair value of our investment, as compared to our carrying amount. If we determine that the carrying value is greater than the fair value at any measurement date, we must also determine if such a difference is temporary in nature. Value fluctuations which are “other than temporary” in nature are then adjusted to the fair value amount.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to Piedmont. During the year ended December 31, 2009, we determined that there has been a decline in the fair market value of our investment in the Wells/Fremont Associates unconsolidated joint venture which is “other than temporary” in nature. Therefore, we recorded our proportionate share of a charge taken by the joint venture of approximately $2.6 million. Additionally, we recognized an impairment charge on our Auburn Hills Corporate Center Building (approximately $10.2 million), our 1111 Durham Avenue Building (approximately $14.3 million), and our 1441 West Long Lake Road Building (approximately $10.6 million) during the year ended December 31, 2009. See Note 10 to our accompanying consolidated financial statements for further information on these impairment charges. We also recorded our proportionate share of a charge taken on a building (the 20/20 Building) owned through an unconsolidated joint venture which was deemed “other than temporary” in nature during the third quarter 2008 of approximately $2.1 million.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. The test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized.

Investment in Variable Interest Entities

Variable Interest Entities (“VIEs”) are defined by GAAP as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Generally, expected losses and expected residual returns are the anticipated negative and positive variability, respectively, in the fair value of the VIE’s net assets. When we make an investment, we assess whether the investment represents a variable interest in a VIE and, if so, whether it is the primary beneficiary of the VIE. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of various cash flow scenarios. Incorrect assumptions or estimates of future cash flows may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest.

Interest Rate Swap

When we enter into an interest rate swap agreement to hedge our exposure to changing interest rates on our variable rate debt instruments, as required by GAAP, we record all derivatives on the balance sheet at fair value. We reassess the effectiveness of our derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in the consolidated statements of operations in the current period. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are recorded as interest expense in the consolidated statements of operations as incurred. Currently, we do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as cash flow hedges.

Related-Party Transactions and Agreements

Since May 2007, we have not had any related-party transactions. See Note 17 of our accompanying audited consolidated financial statements included herein for a discussion of related-party transactions from January 1, 2007 to May 2007.

Contractual Obligations

Our contractual obligations as of December 31, 2009 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 years		4-5 years	More than 5 years
Long-term debt(1)	$1,516,525	$250,000	(2)	$159,000	(3)	$695,000	$412,525
Operating lease obligations	79,890	636		1,386		1,500	76,368

Total	$1,596,415	$250,636		$160,386		$696,500	488,893

(1)

Amounts include principal payments only. We made interest payments of $67.1 million during the year ended December 31, 2009 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 7 of our accompanying consolidated financial statements. Additionally, we recorded interest rate swap cash settlements of approximately $7.9 million during the year ended December 31, 2009 related to our $250 Million Unsecured Term Loan as interest expense.

(2)	Effective January 20, 2010, we notified the administrative agent of our intent to extend the term of the $250 Million Unsecured Term Loan to June 2011, upon payment of a 25 basis point fee.
(3)

Amount includes the outstanding balance on the $500 Million Unsecured Facility ($114.0 million), which may be extended, upon payment of a 15 basis point fee, to August 2012. As of March 15, 2010, we have repaid all amounts outstanding under the $500 Million Unsecured Facility.

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

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2009, our consolidated debt consisted of the following (in thousands):

	2010		2011		2012	2013	2014	Thereafter	Total
Maturing debt:
Variable rate repayments	$—		$114,000	(1)	$—	$—	$—	$—	$114,000
Variable rate average interest rate	—		1.19	%(2)	—	—	—	—	1.19%
Fixed rate repayments	$250,000	(3)	$—		$45,000	$—	$695,000	$412,525	$1,402,525
Fixed rate average interest rate(4)	4.97%		—		5.20%	—	4.92%	5.56%	5.13%

(1)

Amount maturing represents the outstanding balance as of December 31, 2009 on the $500 Million Unsecured Facility, which may be extended, upon payment of a 15 basis point fee, to August 2012. As of March 15, 2010, we have repaid all amounts outstanding under the $500 Million Unsecured Facility.

(2)

Rate is equal to the weighted-average interest rate on all outstanding draws as of December 31, 2009. We may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All selections are subject to an additional spread over the selected rate based on our current credit rating (0.475% as of December 31, 2009).

(3)	Effective January 20, 2010, we notified the administrative agent of our intent to extend the term of the $250 Million Unsecured Term Loan to June 2011, upon payment of a 25 basis point fee.
(4)	See Note 7 of our accompanying consolidated financial statements for further details on our debt structure.

As of December 31, 2008, our consolidated debt consisted of the following (in thousands):

	2009	2010		2011		2012	2013	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$—		$121,100	(1)	$—	$—	$—	$121,100
Variable rate average interest rate	—	—		2.19	(2)	—	—	—	—
Fixed rate repayments	$—	$250,000	(3)	$—		$45,000	$—	$1,107,525	$1,402,525
Fixed rate average interest rate	—	4.97%		—		5.20%	—	5.16%	5.13%

(1)

Amount maturing represents the outstanding balance as of December 31, 2008 on the $500 Million Unsecured Facility, which may be extended, upon payment of a 15 basis point fee, to August 2012. As of March 15, 2010, we have repaid all amounts outstanding under the $500 Million Unsecured Facility.

(2)

Rate is equal to the weighted-average interest rate on all outstanding draws as of December 31, 2008. We may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All selections are subject to an additional spread over the selected rate based on our credit rating (0.475% as of December 31, 2008).

(3)	Effective January 20, 2010, we notified the administrative agent of our intent to extend the term of the $250 Million Unsecured Term Loan to June 2011, upon payment of a 25 basis point fee.

As of December 31, 2009 and 2008, the estimated fair values of the line of credit and notes payable above were approximately $1.4 billion. Additionally, the notional amount of our interest rate swap is $250.0 Million, and it carries a fixed interest rate of 4.97% as of December 31, 2009. On January 29, 2010, Piedmont entered into a forward interest rate swap agreement with several counterparties to effectively fix the rate on the $250 Million Unsecured Term Loan at 2.36% during the one-year extension period.

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

As of December 31, 2009, a 1% change in interest rates would cause interest expense on our existing floating-rate debt to change by approximately $1.1 million per annum.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2009 or 2008.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2009, our system of internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009 in connection with our 2010 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March 2010.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN Michael R. Buchanan	Independent Director	March 16, 2010

/s/ DONALD S. MOSS Donald S. Moss	Independent Director	March 16, 2010

/s/ WESLEY E. CANTRELL Wesley E. Cantrell	Independent Director	March 16, 2010

/s/ WILLIAM H. KEOGLER, JR. William H. Keogler, Jr.	Independent Director	March 16, 2010

/s/ JEFFREY L. SWOPE Jeffrey L. Swope	Independent Director	March 16, 2010

/s/ FRANK C. MCDOWELL Frank C. McDowell	Independent Director	March 16, 2010

/s/ W. WAYNE WOODY W. Wayne Woody	Chairman, and Independent Director	March 16, 2010

/s/ DONALD A. MILLER, CFA Donald A. Miller, CFA	President and Director (Principal Executive Officer)	March 16, 2010

/s/ ROBERT E. BOWERS Robert E. Bowers	Chief Financial Officer and Executive Vice-President (Principal Financial Officer)	March 16, 2010

/s/ LAURA P. MOON Laura P. Moon	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2010

EXHIBIT INDEX

TO

2009 FORM 10-K

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated as of February 2, 2007, by and among Piedmont Office Realty Trust, Inc. (f/k/a Wells Real Estate Investment Trust, Inc.) (the “Company”), WRT Acquisition Company, LLC, WGS Acquisition Company, LLC, Wells Real Estate Funds, Inc., Wells Capital, Inc., Wells Management Company, Inc., Wells Advisory Services I, LLC, Wells Real Estate Advisory Services, Inc. and Wells Government Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

3.1	Third Articles of Amendment and Restatement of the Company

3.2	Amended and Restated Bylaws of Piedmont Office Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on January 22, 2010)

10.1	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated June 11, 1998 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-32099), filed on July 9, 1998)

10.2	Joint Venture Agreement of Wells/Fremont Associates dated July 15, 1998, by and between Wells Development Corporation and Piedmont Operating Partnership, L.P. (f/k/a Wells Operating Partnership, L.P. (the “Operating Partnership”) (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-32099), filed on August 14, 1998)

10.3	Amended and Restated Joint Venture Partnership Agreement of Fund XI-Fund XII-REIT Joint Venture dated June 21, 1999, by and among Wells Real Estate Fund XI, L.P., Wells Real Estate Fund XII, L.P. and the Operating Partnership (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-83933), filed on November 17, 1999)

10.4	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership dated April 10, 2000, by and between the Operating Partnership and Wells Real Estate Fund XII, L.P. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-66657), filed on April 25, 2000)

10.5	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership dated June 27, 2001, by and between the Operating Partnership and Wells Real Estate Investment Fund XIII, L.P. (incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-44900), filed on July 23, 2001)

10.6	Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. dated April 27, 2000 (incorporated by reference to Exhibit 10.106 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

Exhibit Number	Description of Document
10.7	First Amendment to Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. dated November 6, 2003 (incorporated by reference to Exhibit 10.107 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.8	Amended and Restated Limited Partnership Agreement of Wells-Buck Venture, L.P. dated November 6, 2003, by and among Wells 35 W. Wacker, LLC, Buck 35 Wacker, L.L.C. and VV USA City, L.P. (incorporated by reference to Exhibit 10.108 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.9	Amended and Restated Promissory Note dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.10	Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.11	Amended and Restated Promissory Note dated November 1, 2007, by 1225 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.12	Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated October 24, 2002, by 1225 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.13	Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.14	First Amendment to Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.120 to Post-Effective Amendment No. 6 to Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.15	Limited Liability Company Agreement of 1225 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.16	First Amendment to Limited Liability Company Associates of 1225 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.17	Promissory Note dated April 20, 2004, by Wells REIT-Chicago Center Owner, LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.174 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

Exhibit Number	Description of Document
10.18	Mortgage, Security Agreement and Fixture Filing by Wells REIT-Chicago Center Owner, LLC to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.175 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.19	Loan Agreement (Multi-State) dated May 21, 2004, between Wells REIT-Austin, TX, L.P., Wells REIT—Multi-State Owner, LLC, Wells REIT-Nashville, TN, LLC and Wells REIT—Bridgewater, NJ, LLC; and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.176 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.20	Loan Agreement (D.C. Properties) dated May 21, 2004, between Wells REIT-Independence Square, LLC and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.177 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.21	Promissory Note dated May 5, 2005, by Wells REIT-800 Nicollett Avenue Owner, LLC. in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.22	Fixed Rate Note dated May 4, 2005, by 4250 N. Fairfax Owner, LLC in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.23	Amended and Restated Dividend Reinvestment Plan of the Company adopted November 15, 2005 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-3 Registration Statement (Commission File No. 333-114212), filed on November 22, 2005)

10.24*	Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.25	Escrow Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and SunTrust Bank (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.26	Pledge and Security Agreement dated April 16, 2007, by and between the Company, Wells Advisory Services I, LLC, WRT Acquisition Company, LLC and WGS Acquisition Company, LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.27	Transition Services Agreement dated April 16, 2007, by and between the Company and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.28	Support Services Agreement dated April 16, 2007, by and between the Company and Wells Real Estate Funds, Inc. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.29	Registration Rights Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and Wells Capital, Inc. (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.30	Sublease dated April 16, 2007, between Wells Real Estate Funds, Inc. and WRT Acquisition Company, LLC (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

Exhibit Number	Description of Document
10.31*	2007 Omnibus Incentive Plan of Wells Real Estate Investment Trust, Inc. (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.32	Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.33*	Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.34*	Employment Agreement dated May 14, 2007, by and between the Company and Carroll A. “Bo” Reddic, IV (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.35*	Employment Agreement dated May 14, 2007, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.36*	Employment Agreement dated May 14, 2007, by and between the Company and Laura P. Moon (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.37	Master Property Management, Leasing, and Construction Management Agreement dated April 16, 2007 by and among the Company, the Operating Partnership, and Wells Management Company, Inc. (incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.38*	Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective May 18, 2007 (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 7, 2007)

10.39	Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.40	Credit Agreement dated August 31, 2007, by and among the Operating Partnership, the Company, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., each of Morgan Stanley Bank, Bank of America, N.A., and PNC Bank, National Association, and the other banks signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 7, 2007)

10.41	Term Loan Agreement, dated as of June 26, 2008, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JP Morgan Securities, Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Managers, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, each of Wells Fargo Bank, N.A., Regions Bank, N.A., and US Bank N.A., as Documentation Agents, the other banks signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 1, 2008)

14.1	Code of Business Conduct and Ethics of the Company amended as of December 9, 2009 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

Exhibit Number	Description of Document
21.1	List of Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Piedmont Office Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piedmont Office Realty Trust, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia

March 16, 2010

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	December 31, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$651,876	$659,637
Buildings and improvements, less accumulated depreciation of $665,068 and $564,940 as of December 31, 2009 and December 31, 2008, respectively	2,998,323	3,098,657
Intangible lease assets, less accumulated amortization of $147,043 and $154,997 as of December 31, 2009 and December 31, 2008, respectively	96,269	130,517
Construction in progress	17,059	19,259

Total real estate assets	3,763,527	3,908,070
Investments in unconsolidated joint ventures	43,940	48,240
Cash and cash equivalents	10,004	20,333
Tenant receivables, net of allowance for doubtful accounts of $559 and $969 as of December 31, 2009 and December 31, 2008, respectively	128,442	126,407
Notes receivable	58,739	46,914
Due from unconsolidated joint ventures	1,083	1,067
Prepaid expenses and other assets	21,456	21,788
Goodwill	180,097	180,390
Deferred financing costs, less accumulated amortization of $9,285 and $6,499 as of December 31, 2009 and December 31, 2008, respectively	7,205	9,897
Deferred lease costs, less accumulated amortization of $126,678 and $110,967 as of December 31, 2009 and December 31, 2008, respectively	180,852	194,224

Total assets	$4,395,345	$4,557,330

Liabilities:
Line of credit and notes payable	$1,516,525	$1,523,625
Accounts payable, accrued expenses, and accrued capital expenditures	97,747	111,411
Deferred income	34,506	24,920
Intangible lease liabilities, less accumulated amortization of $75,945 and $63,886 as of December 31, 2009 and December 31, 2008, respectively	60,655	73,196
Interest rate swap	3,866	8,957

Total liabilities	1,713,299	1,742,109

Commitments and Contingencies	—	—

Redeemable Common Stock	75,164	112,927

Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2009 or December 31, 2008	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2009 or December 31, 2008	—	—
Class A common stock, $.01 par value; 600,000,000 shares authorized, 39,729,201 shares issued and outstanding as of December 31, 2009; and 39,908,392 shares issued and outstanding at December 31, 2008	397	399
Class B-1 common stock, $.01 par value; 50,000,000 shares authorized, 39,729,201 shares issued and outstanding as of December 31, 2009; and 39,908,392 shares issued and outstanding at December 31, 2008	397	399
Class B-2 common stock, $.01 par value; 50,000,000 shares authorized, 39,729,202 shares issued and outstanding as of December 31, 2009; and 39,908,391 shares issued and outstanding at December 31, 2008	397	399
Class B-3 common stock, $.01 par value; 50,000,000 shares authorized, 39,729,202 shares issued and outstanding as of December 31, 2009; and 39,908,391 shares issued and outstanding at December 31, 2008	398	399
Additional paid-in capital	3,477,168	3,491,654
Cumulative distributions in excess of earnings	(798,561)	(674,326)
Redeemable common stock	(75,164)	(112,927)
Other comprehensive loss	(3,866)	(8,957)

Piedmont stockholders’ equity	2,601,166	2,697,040

Noncontrolling interest	5,716	5,254

Total stockholders’ equity	2,606,882	2,702,294

Total liabilities, redeemable common stock, and stockholders’ equity	$4,395,345	$4,557,330

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Rental income	$449,814	$455,183	$441,773
Tenant reimbursements	149,196	150,264	142,627
Property management fee revenue	3,111	3,245	2,043
Other rental income	2,763	13,273	6,757
Gain on sale of real estate assets	—	—	50

	604,884	621,965	593,250
Expenses:
Property operating costs	227,867	222,351	213,220
Asset and property management fees:
Related-party	—	—	8,561
Other	1,944	2,022	4,122
Depreciation	106,073	99,745	94,770
Amortization	57,299	62,050	76,102
Impairment losses on real estate assets	35,063	—	—
General and administrative	28,271	31,631	27,953

	456,517	417,799	424,728

Real estate operating income	148,367	204,166	168,522
Other income (expense):
Interest expense	(77,743)	(75,988)	(63,872)
Interest and other income	4,450	3,416	4,486
Equity in income of unconsolidated joint ventures	104	256	3,801
Loss on extinguishment of debt	—	—	(164)

	(73,189)	(72,316)	(55,749)

Income from continuing operations	75,178	131,850	112,773

Discontinued operations:
Operating income	—	10	868
Gain on sale of real estate assets	—	—	20,680

Income from discontinued operations	—	10	21,548

Net income	75,178	131,860	134,321
Less: Net income attributable to noncontrolling interest	(478)	(546)	(711)

Net income attributable to Piedmont	$74,700	$131,314	$133,610

Per share information—basic and diluted:
Income from continuing operations	$0.47	$0.82	$0.70
Income from discontinued operations	0.00	0.00	0.13
Income attributable to noncontrolling interest	0.00	0.00	0.00

Net income available to common stockholders	$0.47	$0.82	$0.83

Weighted-average shares outstanding—basic	158,419,262	159,585,713	160,697,753

Weighted-average shares outstanding—diluted	158,580,990	159,722,167	160,755,691

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	38,823	$388	116,470	$1,165	$3,362,039	$(376,766)	$(136,129)	$—	$6,050	$2,856,747
Issuance of common stock	3,096	31	9,288	94	311,212	—	—	—	—	311,337
Redemptions of common stock	(1,186)	(12)	(3,559)	(36)	(119,259)	—	—	—	—	(119,307)
Redeemable common stock	—	—	—	—	—	—	(30,680)	—	—	(30,680)
Dividends ($1.7604 per share)	—	—	—	—	—	(283,181)	—	—	(15)	(283,196)
Premium on stock sales	—	—	—	—	14,728	—	—	—	—	14,728
Transfer of common stock to Piedmont’s former advisor in exchange for partnership units	—	—	—	—	—	—	—	—	(200)	(200)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	15	—	45	—	3,376	—	—	—	—	3,376
Other offering costs	—	—	—	—	(35)	—	—	—	—	(35)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	711	711
Net income	—	—	—	—	—	133,610	—	—	—	133,610

Balance, December 31, 2007	40,748	407	122,244	1,223	3,572,061	(526,337)	$(166,809)	—	6,546	2,887,091
Issuance of common stock	1,423	15	4,271	42	143,115	—	—	—	—	143,172
Redemptions of common stock and private equity purchase	(2,285)	(23)	(6,856)	(69)	(229,712)	—	—	—	—	(229,804)
Redeemable common stock	—	—	—	—	—	—	53,882	—	—	53,882
Dividends ($1.7604 per share)	—	—	—	—	—	(279,303)	—	—	(115)	(279,418)
Premium on stock sales	—	—	—	—	2,725	—	—	—	—	2,725
Incremental purchase of 35 West Wacker Building	—	—	—	—	—	—	—	—	(1,723)	(1,723)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	22	—	66	1	3,465	—	—	—	—	3,466
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	546	546
Components of comprehensive income:
Net income	—	—	—	—	—	131,314	—	—	—	131,314
Loss on interest rate swap	—	—	—	—	—	—	—	(8,957)	—	(8,957)

Comprehensive income										122,357

Balance, December 31, 2008	39,908	399	119,725	1,197	3,491,654	(674,326)	(112,927)	(8,957)	5,254	2,702,294
Issuance of common stock	1,071	11	3,213	32	107,657	—	—	—	—	107,700
Redemptions of common stock and private equity purchase	(1,276)	(13)	(3,829)	(38)	(128,293)	—	—	—	—	(128,344)
Redeemable common stock	—	—	—	—	—	—	37,763	—	—	37,763
Dividends ($1.2600 per share)	—	—	—	—	—	(198,935)	—	—	(16)	(198,951)
Premium on stock sales	—	—	—	—	3,585	—	—	—	—	3,585
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	26	—	79	1	2,565	—	—	—	—	2,566
Net income attributable to noncontrolling interest:	—	—	—	—	—	—	—	—	478	478
Components of comprehensive income:
Net income	—	—	—	—	—	74,700	—	—	—	74,700
Loss on interest rate swap	—	—	—	—	—	—	—	5,091	—	5,091

Comprehensive income										79,791

Balance, December 31, 2009	39,729	$397	119,188	$1,192	$3,477,168	$(798,561)	$(75,164)	$(3,866)	$5,716	$2,606,882

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$75,178	$131,860	$134,321
Operating distributions received from unconsolidated joint ventures	4,445	4,747	4,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,073	99,745	95,081
Other amortization	56,112	62,038	79,256
Impairment losses on real estate assets	35,063	—	—
Loss on extinguishment of debt	—	—	164
Amortization of deferred financing costs and fair market value adjustments on notes payable	2,786	1,905	1,215
Accretion of discount on notes receivable	(2,272)	(836)	—
Stock compensation expense	2,878	3,812	3,688
Equity in income of unconsolidated joint ventures	(104)	(256)	(3,801)
Gain on sale	—	—	(20,730)
Changes in assets and liabilities:
Increase in tenant receivables, net	(1,668)	(4,861)	(16,390)
Increase in prepaid expenses and other assets	(11,141)	(9,471)	(13,237)
Increase in accounts payable and accrued expenses	4,607	11,794	14,439
Decrease in due to affiliates	—	—	(1,232)
Increase (decrease) in deferred income	9,586	(3,962)	4,775

Net cash provided by operating activities	281,543	296,515	282,527
Cash Flows from Investing Activities:
Investment in real estate assets	(37,454)	(122,908)	(122,015)
Cash acquired upon internalization acquisition	—	—	1,212
Investment in internalization costs -goodwill	—	(195)	(4,588)
Investment in mezzanine debt	(10,000)	(45,645)	—
Net sale proceeds from wholly-owned properties	—	—	75,482
Net sale proceeds received from unconsolidated joint ventures	—	—	4,281
Investments in unconsolidated joint ventures	(57)	(85)	(1,150)
Deferred lease costs paid	(21,155)	(23,093)	(24,379)

Net cash used in investing activities	(68,666)	(191,926)	(71,157)
Cash Flows from Financing Activities:
Deferred financing costs paid	(93)	(2,124)	(2,519)
Proceeds from lines of credit and notes payable	181,000	736,500	288,283
Repayments of lines of credit and notes payable	(188,100)	(514,009)	(227,790)
Prepayment penalty on extinguishment of debt	—	—	(1,617)
Issuance of common stock	90,581	143,816	149,989
Redemptions of common stock and private equity purchase	(107,643)	(234,037)	(113,600)
Dividends paid	(198,951)	(279,418)	(283,196)
Other offering costs paid	—	—	(35)

Net cash used in financing activities	(223,206)	(149,272)	(190,485)

Net (decrease) increase in cash and cash equivalents	(10,329)	(44,683)	20,885

Cash and cash equivalents, beginning of year	20,333	65,016	44,131

Cash and cash equivalents, end of year	$10,004	$20,333	$65,016

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, AND 2007

1.	Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner of Piedmont OP and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries, and consolidated joint ventures.

As of December 31, 2009, Piedmont owned interests in 73 office properties, plus eight buildings owned through unconsolidated joint ventures and two industrial buildings. Our 73 office properties are located in 19 states and the District of Columbia. These office properties comprise approximately 20 million square feet, primarily Class A commercial office space, and were approximately 90.1% leased as of December 31, 2009.

Since its inception, Piedmont has:

(1)	completed four public offerings of common stock for sale at $30 per share, which closed on July 25, 2004;

(2)	registered an additional 33.3 million shares of common stock for issuance pursuant to its dividend reinvestment plan (the “DRP”) under a Registration Statement effective April 5, 2004; and

(3)	registered 4.7 million shares of common stock for issuance under its 2007 Omnibus Incentive Plan effective April 30, 2007.

The combined proceeds from such offerings are approximately $5.8 billion. From these proceeds, Piedmont has paid costs related to the offerings of (1) approximately $171.1 million in acquisition and advisory fees and reimbursements of acquisition expenses; (2) approximately $456.8 million in commissions and discounts on stock sales and related dealer-manager fees; and (3) approximately $62.7 million in organization and other offering costs. In addition, since inception, Piedmont has used approximately $997.5 million to redeem shares pursuant to Piedmont’s share redemption program or to repurchase shares. The remaining net offering proceeds of approximately $4.1 billion are invested in real estate.

1A.	Recapitalization

On January 20, 2010, Piedmont’s stockholders approved an amendment to its charter that provides for the conversion of each outstanding share of Piedmont’s common stock into:

•	1/12th of a share of Piedmont’s Class A common stock; plus

•	1/12th of a share of Piedmont’s Class B-1 common stock; plus

•	1/12th of a share of Piedmont’s Class B-2 common stock; plus

•	1/12th of a share of Piedmont’s Class B-3 common stock

This transaction is referred to as the “Recapitalization” and was effective upon filing the amendment to Piedmont’s charter with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) on January 22, 2010. Piedmont refers to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. Piedmont listed its Class A common stock on the New York Stock Exchange (the “NYSE”) on February 10, 2010. Piedmont’s Class B common stock is identical to its Class A common stock except that (i) Piedmont does not intend to list its Class B common stock on a national securities exchange and (ii) shares of its Class B common stock will convert automatically into shares of Class A common stock at specified times—see Note 12 for a more complete description of Piedmont’s various classes of common stock. All information in these financial statements has been adjusted to give effect to, and all share and per share amounts have been adjusted to give effect to, the Recapitalization.

Additionally, on February 16, 2010, Piedmont sold an additional 12,000,000 shares of its Class A common shares and realized proceeds net of underwriters’ discount but before giving effect to offering costs of approximately $161.8 million. Such proceeds will be used initially to pay down any amounts outstanding under our $500 Million Unsecured Facility and invested in short-term, liquid investments before ultimately being deployed for general working capital purposes.

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

Real Estate Assets

Real estate assets are stated at cost, as adjusted for any impairment, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, including any acquisition or advisory fees incurred, any tenant improvements or major improvements, and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development of a real estate asset is in progress; however, no such interest was capitalized during the years ended December 31, 2009, 2008, and 2007.

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

Gross intangible assets and liabilities as of December 31, 2009 and 2008, respectively, are as follows (in thousands):

	December 31, 2009	December 31, 2008
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$55,570	$59,884
Absorption Period Costs	$187,742	$225,630
Intangible Lease Origination Costs (included in Deferred Lease Costs)	$169,843	$185,512
Intangible Lease Liabilities (Below-Market In-Place Leases)	$136,599	$137,082

For the years ended December 31, 2009, 2008, and 2007, respectively, Piedmont recognized the amortization of intangible lease costs as follows: (in thousands):

	2009	2008	2007
Amortization expense related to Intangible Lease Origination Costs and Absorption Period Costs:	$47,188	$54,587	$71,624
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase (decrease) to rental revenues:	$5,394	$3,215	$(505)

Net intangible assets and liabilities as of December 31, 2009 will be amortized as follows (in thousands):

	Intangible Lease Assets			Liabilities
	Above-Market In-place Lease Assets	Absorption Period Costs	Intangible Lease Origination Costs(1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2010	$5,779	$18,438	$15,456	$11,696
2011	4,708	16,045	13,771	11,331
2012	2,376	10,759	11,011	9,469
2013	1,387	5,566	6,324	4,217
2014	1,303	4,606	5,097	3,299
Thereafter	3,101	22,201	25,849	20,643

	$18,654	$77,615	$77,508	$60,655

Weighted-Average Amortization Period	4 years	5 years	6 years	6 years

(1)	Intangible lease origination costs are presented as a component of deferred lease costs on Piedmont’s accompanying consolidated balance sheets.

Investments in Unconsolidated Joint Ventures

Piedmont owns interests in eight properties through its ownership in certain unconsolidated joint venture partnerships. Management has evaluated these joint ventures and determined that these entities are not VIEs.

Although Piedmont is the majority equity participant in six of these joint ventures, Piedmont does not have a controlling voting interest in any of the unconsolidated joint ventures; however, it does exercise significant influence. Accordingly, Piedmont’s investments in unconsolidated joint ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to such joint ventures. Pursuant to the terms of the unconsolidated joint venture agreements, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

Piedmont considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Piedmont adjusted the allowance for doubtful accounts by recording provisions for/(recoveries of) bad debts of approximately ($203,000), $633,000, and ($971,000) for the years ended December 31, 2009, 2008, and 2007, respectively, which are included in general and administrative expenses and in income from discontinued operations in the accompanying consolidated statements of income.

Notes Receivable

Notes receivable are comprised of Piedmont’s investments in mezzanine debt and are recorded at face amount, less any principal payments and unamortized discount through the date of the accompanying consolidated balance sheets. See Note 5 below for further discussion of the fair value of Piedmont’s investments in mezzanine debt.

Investment in Mezzanine Debt

Piedmont evaluates its investments in VIEs in accordance with GAAP. During 2009, Piedmont purchased mezzanine debt through a newly created, wholly-owned subsidiary, 500 W. Monroe Mezz I-B, LLC. During 2008, Piedmont purchased mezzanine debt through a newly created, wholly-owned subsidiary, 500 W. Monroe Mezz II, LLC. These tranches of mezzanine debt are collateralized by a property located in Chicago, Illinois. Piedmont has determined that these subsidiaries hold a variable interest in a VIE. However, Piedmont has determined that 500 W. Monroe Mezz II, LLC and 500 W. Monroe Mezz I-B, LLC are not the primary beneficiaries of any VIE in the overall property debt structure. Piedmont reflects the notes receivable, discount on notes receivable, interest income, and amortization of the discount on notes receivable related to these investments in its consolidated financial statements but does not consolidate the assets, liabilities, or operations of the VIEs in the overall property debt structure.

Piedmont’s carrying amount and maximum exposure to loss as a result of its investments in mezzanine debt is $58.7 million and $46.5 million as of December 31, 2009 and 2008, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of the following items:

•	prepaid taxes, insurance and operating costs;

•	escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements;

•	costs incurred related to an offering of common stock;

•	earnest money paid in connection with future acquisitions; and

•	equipment, furniture and fixtures, and tenant improvements for Piedmont’s corporate office space, net of accumulated depreciation.

Prepaid expenses and other assets will be expensed as utilized or reclassified to other asset or equity accounts upon being put into service in future periods. Balances without a future economic benefit are written off as they are identified.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. Piedmont tests the carrying value of its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. The test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense on a straight-line basis over the terms of the related financing arrangements. Piedmont recognized amortization of deferred financing costs, including the write-off of deferred financing costs related to the early extinguishment of debt, for the years ended December 31, 2009, 2008, and 2007 of approximately $2.8 million, $2.5 million, and $2.2 million, respectively, which is included in interest expense in the accompanying consolidated statements of income.

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases, including intangible lease origination costs, and are capitalized and amortized on a straight-line basis over the terms of the related leases. Amortization of deferred leasing costs is reflected in the accompanying consolidated statements of income as follows.

•

Piedmont amortized deferred lease costs of approximately $32.6 million, $29.4 million, and $28.8 million for the years ended December 31, 2009, 2008, and 2007, respectively, of which approximately $0.7 million, $0.5 million, and $0.5 million are related to the amortization of deferred common area maintenance costs which are recorded as property operating costs in the accompanying consolidated statements of income. The remaining amortization of deferred lease costs are recorded as amortization expense and as a component of income from discontinued operations as related to properties sold in prior periods.

•

Piedmont recognized additional amortization of lease incentives classified as deferred lease costs of $3.4 million, $2.6 million, and $2.1 million, which was recorded as an adjustment to rental income for the years ended December 31, 2009, 2008, and 2007, respectively.

Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are written down to net realizable value.

Lines of Credit and Notes Payable

Certain mortgage notes included in lines of credit and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Piedmont adjusts the loan to fair value with a corresponding adjustment to building. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. All previously recorded fair value adjustments were fully amortized as of December 31, 2008.

Interest Rate Swap

Piedmont periodically enters into interest rate swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments. As required by GAAP, Piedmont records all derivatives on the balance sheet at fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are recorded as interest expense in the consolidated income statements as incurred. Currently, Piedmont does not use derivatives for trading or speculative purposes and does not have any derivatives that are not designated as cash flow hedges.

Noncontrolling Interest

Noncontrolling interest represents the equity interests of consolidated subsidiaries that are not owned by Piedmont. Noncontrolling interest is adjusted for contributions, distributions, and earnings (loss) attributable to the noncontrolling interest partners of the consolidated joint ventures. All earnings and distributions are allocated to the partners of the consolidated joint ventures in accordance with their respective partnership agreements. Earnings allocated to such noncontrolling interest partners are recorded as income attributable to noncontrolling interest in the accompanying consolidated statements of income.

Piedmont has reclassified prior year amounts to conform to the current year presentation. Upon adoption of new authoritative literature regarding the presentation of non-controlling interests on January 1, 2009, Piedmont retrospectively changed the classification and presentation of Noncontrolling Interests, previously referred to as Minority Interests, in the consolidated financial statements for all periods presented to conform to the classification and presentation of Noncontrolling Interests that became effective on January 1, 2009.

Shares-in-trust

To date, Piedmont has not issued any shares-in-trust; however, under Piedmont’s charter, it has authority to issue a total of 150,000,000 shares-in-trust, which would be issued only in the event that there is a purported transfer of, or other change in or affecting the ownership of, Piedmont’s capital stock that would result in a violation of the ownership limits that are included in Piedmont’s charter to protect its REIT status.

Preferred Stock

To date, Piedmont has not issued any shares of preferred stock; however, Piedmont is authorized to issue up to 100,000,000 shares of one or more classes or series of preferred stock. Piedmont’s board of directors may determine the relative rights, preferences, and privileges of any class or series of preferred stock that may be issued, and can be more beneficial than the rights, preferences, and privileges attributable to Piedmont’s common stock.

Common Stock

The par value of Piedmont’s issued and outstanding shares of Class A and Class B common stock is classified as common stock, with the remainder allocated to additional paid-in capital.

Dividends

As a REIT, Piedmont is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”).

Dividends to be distributed to the stockholders are determined by the board of directors of Piedmont and are dependent upon a number of factors relating to Piedmont, including funds available for payment of dividends, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements to maintain Piedmont’s status as a REIT under the Code.

Redeemable Common Stock

Subject to certain limitations, as of December 31, 2009, Piedmont’s common shares were contingently redeemable at the option of the stockholder. Such limitations included, however, were not limited to, the following: (i) Piedmont may not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year during any calendar year; and (ii) in no event shall the aggregate amount paid for redemptions under the Piedmont share redemption program exceed the aggregate amount of proceeds received from the sale of shares pursuant to the DRP. Further, upon being tendered for redemption by the holder, Piedmont reclassified redeemable common shares from mezzanine equity to a liability at settlement value. Accordingly, Piedmont has recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Piedmont’s share redemption program.

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

Stock-based Compensation

Piedmont has issued restricted stock to employees and directors, as well as stock options outstanding which were granted to independent directors in prior years. Piedmont intends to recognize the fair value of all stock options granted to directors or employees over the respective vesting periods. However, to date, the options granted by Piedmont to directors have not had significant value. Expense recognized by Piedmont related to stock-based compensation for employees is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income.

Net Income Available to Common Stockholders Per Share

Net income available to common stockholders per share is calculated based on the weighted-average number of Class A and Class B common shares outstanding during each period. Outstanding stock options have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive. However, the incremental weighted-average shares from restricted stock awards are included in the diluted earnings per share calculation.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to fair value measurements and disclosures. The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP is effective for annual periods beginning after December 15, 2009, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, whose effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Piedmont will continue to assess the provisions and evaluate the financial impact of this amendment on its consolidated financial statements.

In June 2009, the FASB amended GAAP to remove the concept of a qualifying special-purpose entity, as well as clarifying derecognition of transferred financial assets. This change in GAAP is effective for annual periods beginning after November 15, 2009, with early adoption prohibited. Piedmont does not expect this provision to have a material effect on its consolidated financial statements.

In June 2009, the FASB amended GAAP to require entities to perform ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, as opposed to the previous standard, which required reconsideration only when specific events occurred. Additionally, this amendment to GAAP revises certain guidance for determining whether an entity is a VIE. This change in GAAP is effective for annual periods beginning after November 15, 2009, with early adoption prohibited. Piedmont will continue to assess the provisions and evaluate the financial impact of this amendment on its consolidated financial statements.

3.	Goodwill

Until April 16, 2007, Piedmont was managed by an external advisor. On April 16, 2007, Piedmont closed the transaction to internalize the functions which had previously been performed by the external advisor and became a self-managed entity (the “Internalization”). In connection with the closing, Piedmont acquired two affiliates of its former advisor for total consideration comprised entirely of 6,515,434 shares of Piedmont’s common stock which was then valued at $26.8593 per share, or approximately $175.0 million. Of the original 6,515,434 shares issued as consideration for the Internalization, 54,235 shares (approximately 0.8%) were placed in an escrow account. On September 17, 2008, the board of directors of Piedmont approved a resolution to release 43,351 shares of the total 54,235 shares of such common stock to Wells Advisory Services I, LLC (“WASI”) from the escrow account established at the closing of the Internalization. The release of such shares was subject to a calculation to determine a certain minimum level of projected earnings as a result of Piedmont’s managing properties after the Internalization. This calculation was performed by Piedmont’s management, reviewed by an independent third-party advisor, and agreed to by both parties. The remaining 10,884 shares held in escrow were returned to Piedmont on February 13, 2009 and reduced goodwill. Further, dividend income received on these shares during the period they were held in escrow was distributed to WASI or returned to Piedmont pro-rata based on each party’s allocated shares.

The computation of goodwill is as follows (in thousands):

Goodwill, as of January 1, 2008	$180,371
Acquisition costs and fees	19

Goodwill, as of December 31, 2008	180,390
Return of escrowed shares	(293)

Goodwill, as of December 31, 2009	$180,097

4.	Tenant Receivables

Tenant receivables as of December 31, 2009 and 2008, respectively, are as follows (in thousands):

	2009	2008
Tenant receivables, net of allowance for doubtful accounts of $559 and $969 in 2009 and 2008, respectively	$33,071	$35,589
Cumulative rental revenue recognized on a straight-line basis in excess of cash received in accordance with lease terms	95,371	90,818

Tenant receivables	$128,442	$126,407

5.	Notes Receivable

Notes receivable as of December 31, 2009 and 2008, respectively, are as follows (in thousands):

	2009	2008
Investments in mezzanine debt	$58,739	$46,461
Note receivable from tenant	—	453

Notes receivable	$58,739	$46,914

On March 12, 2009, Piedmont invested $10.0 million in a second tranche of mezzanine debt of an entity which is generally secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago. Piedmont purchased this mezzanine debt through a newly created, wholly-owned subsidiary, 500 W. Monroe Mezz I-B, LLC. Piedmont has determined that this subsidiary holds a variable interest in a VIE. However, Piedmont has determined that 500 W. Monroe Mezz I-B, LLC is not the primary beneficiary of any VIE in the overall property debt structure. This investment in mezzanine debt is the second such investment by Piedmont in this entity’s capital structure. Piedmont’s combined interest is subordinate to the mortgage loan secured by the office building, subordinate to the interests of one other mezzanine lender, and senior to three other mezzanine lenders. The note matures on August 9, 2010 (with two one-year extension options exercisable at the borrower’s discretion) and bears interest at a floating rate of LIBOR plus 1.75%. This mezzanine debt was purchased at a discount which will be amortized to interest income over the life of the loan using the effective interest method. Such income, in addition to interest income received through borrower loan repayments, is recognized as interest income in the consolidated financial statements. Piedmont recognized interest income for its two investments in mezzanine debt of approximately $3.6 million and $2.5 million for the year ended December 31, 2009 and 2008, respectively.

6.	Unconsolidated Joint Ventures

Investments in Unconsolidated Joint Ventures

As of December 31, 2009 and 2008, Piedmont owned interests in the following unconsolidated joint ventures (in thousands):

	2009		2008
	Amount	Percentage	Amount	Percentage
Fund XIII and REIT Joint Venture	$20,519	72%	$21,601	72%
Fund XII and REIT Joint Venture	17,164	55%	17,616	55%
Fund XI, XII and REIT Joint Venture	3,154	57%	3,210	57%
Wells/Fremont Associates	2,704	78%	5,406	78%
Fund IX, X, XI and REIT Joint Venture	399	4%	407	4%

	$43,940		$48,240

Through the unconsolidated joint ventures listed above, Piedmont owned partnership interests in eight buildings comprised of approximately 0.9 million square feet as of December 31, 2009 and 2008.

Due from Unconsolidated Joint Ventures

As of December 31, 2009 and 2008, due from unconsolidated joint ventures represents operating distributions due to Piedmont from its investments in unconsolidated joint ventures for the fourth quarters 2009 and 2008, respectively.

7.	Lines of Credit and Notes Payable

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2009 and 2008 (in thousands):

Facility	Property	Rate(1)	Maturity		Amount Outstanding as of December 31,
					2009(2)		2008
Secured (Fixed)
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%	6/1/2012		$45,000		$45,000
35 West Wacker Building Mortgage Note	35 West Wacker Drive	5.10%	1/1/2014		120,000		120,000
Aon Center Chicago Mortgage Note	Aon Center	4.87%	5/1/2014		200,000		200,000
Aon Center Chicago Mortgage Note	Aon Center	5.70%	5/1/2014		25,000		25,000
Secured Pooled Facility	Nine Property Collateralized Pool(3)	4.84%	6/7/2014		350,000		350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%	5/11/2015		105,000		105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool(4)	5.50%	4/1/2016		125,000		125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%	10/11/2016		42,525		42,525
WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%	11/1/2017		140,000		140,000

Subtotal/Weighted Average(5)		5.16%			1,152,525		1,152,525
Unsecured (Variable)
$250 Million Unsecured Term Loan(6)	$250 Million Term Loan	LIBOR + 1.50%(6)	6/28/2010	(7)	250,000		250,000
$500 Million Unsecured Facility(8)	$500 Million Revolving Facility	1.19%(9)	8/30/2011	(10)	114,000	(11)	121,100

Subtotal/Weighted Average(5)		3.78%			364,000		371,100

Total/ Weighted Average(5)		4.83%			$1,516,525		$1,523,625

(1)	All of Piedmont’s outstanding debt as of December 31, 2009 and 2008 is interest-only debt.
(2)	Balance outstanding at maturity is the same as that on December 31, 2009 and 2008, except for the $500 Million Unsecured Facility.
(3)

Nine property collateralized pool includes the 1200 Crown Colony Drive Building (f/k/a State Street Building), the Braker Pointe III Building (f/k/a Harcourt Building), 2 Gatehall Drive Building (f/k/a Keybank Building), the One Independence Square Building, the Two Independence Square Building, the 2120 West End Avenue Building (f/k/a Caterpillar Building), the 111 Sylvan Drive Building (f/k/a Citicorp Building), the 200 Bridgewater Crossing Building (f/k/a Aventis Building), and the Fairway Center II Building.

(4)	Four property collateralized pool includes the 1430 Enclave Parkway Building, the Windy Point I and II Buildings, and the 1055 East Colorado Boulevard Building.
(5)	Weighted average is based on balance outstanding and interest rate at December 31, 2009.
(6)

The $250 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into an interest rate swap agreement which effectively fixes the rate on this loan to 4.97% through June 28, 2010. On January 29, 2010, in connection with the notification of Piedmont’s intent to extend the maturity of the loan by one year, Piedmont entered into a forward interest rate swap agreement with several counterparties to effectively fix the rate on the $250 Million Unsecured Term Loan at 2.36% during the one-year extension period.

(7)

Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 25 basis point extension fee. On January 20, 2010, Piedmont notified the administrative agent of its intent to extend the loan.

(8)	All of Piedmont’s outstanding debt as of December 31, 2009 and 2008 is term debt with the exception of the $500 Million Unsecured Facility.
(9)

Rate is equal to the weighted-average interest rate on all outstanding draws as of December 31, 2009. Piedmont may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All selections are subject to an additional spread (0.475% as of December 31, 2009) over the selected rate based on Piedmont’s current credit rating.

(10)	Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 15 basis point extension fee.
(11)	Balance outstanding paid in full as of March 15, 2010.

A summary of the aggregate maturities of Piedmont’s indebtedness as of December 31, 2009, is provided below (in thousands):

2010	$250,000	(1)
2011	114,000	(2)(3)
2012	45,000
2013	—
2014	695,000
Thereafter	412,525

Total	$1,516,525

(1)

Amount maturing represents the outstanding balance as of December 31, 2009 on the $250 Million Unsecured Term Loan, which may be extended, upon payment of a 25 basis point fee, to June 2011. On January 20, 2010, Piedmont notified the administrative agent of its intent to extend the loan.

(2)	Amount maturing represents the outstanding balance as of December 31, 2009 on the $500 Million Unsecured Line of Credit, which may be extended, upon payment of a 15 basis point fee, to August 2012.
(3)	Balance outstanding on the $500 Million Unsecured Facility was paid in full as of March 15, 2010.

Piedmont’s weighted-average interest rate as of December 31, 2009 and 2008, for aforementioned borrowings was approximately 4.83% and 4.89%, respectively. Piedmont made interest payments on indebtedness of approximately $67.1 million, $73.2 million, and $63.2 million during the years ended December 31, 2009, 2008, and 2007, respectively. Additionally, Piedmont recorded interest rate swap cash settlements related to its $250 Million Unsecured Term Loan as interest expense in the accompanying consolidated statements of income of approximately $7.9 million and $1.1 million for the years ended December 31, 2009 and 2008, respectively.

8.	Derivative Instrument

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

Cash Flow Hedges of Interest Rate Risk

Piedmont’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Piedmont currently uses an interest rate swap as part of its interest rate risk management strategy. The interest rate swap, which is designated as a cash flow hedge and is Piedmont’s only derivative, involves the receipt of variable-rate amounts from a counter party in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the twelve months ended December 31, 2009, Piedmont’s interest rate swap agreement was used to hedge the variable cash flows associated with the $250 Million Unsecured Term Loan, and such agreement expires at the maturity of the loan. No hedge ineffectiveness on Piedmont’s cash flow hedge was recognized during the twelve months ending December 31, 2009. Additionally, Piedmont has notified the administrative agent of its intent to extend the $250 Million Unsecured Term Loan for a period of one year beginning June 28, 2010. In conjunction with this notification of extension, Piedmont also entered into an interest rate swap with several counterparties to hedge the variable cash flows of such loan for the same extension period.

Amounts reported in accumulated other comprehensive income related to Piedmont’s derivative will be reclassified to interest expense as interest payments are made on Piedmont’s variable-rate debt (the $250 Million Unsecured Term Loan). Piedmont estimates that an additional $3.9 million will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next six months, as the current swap agreement expires coterminous with the loan’s original expiration on June 28, 2010.

As of December 31, 2009, Piedmont had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount
Interest Rate Swap	$250,000,000

The table below presents the fair value of Piedmont’s derivative financial instrument as well as its classification on the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively (in thousands):

	Fair Value of Derivative Instrument
	Liability Derivative As of December 31, 2009		Liability Derivative As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under GAAP:
Interest rate swap	Other liabilities	$3,866	Other liabilities	$8,957

Total derivatives designated as hedging instruments under GAAP		$3,866		$8,957

The tables below present the effect of Piedmont’s derivative financial instrument on the accompanying consolidated statements of income for the year ended December 31, 2009 (in thousands):

Derivative in Cash Flow Hedging Relationship in Accordance with GAAP	Amount of Unrealized Loss Recognized in OCI on Derivative (Effective Portion)(1)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swap	$2,812	Interest Expense	$(7,903)	Interest Expense	$0

Total	$2,812		$(7,903)		$0

(1)	See rollforward of Piedmont’s Other Comprehensive Loss on the accompanying consolidated statements of stockholders’ equity.

Credit-risk-related Contingent Features

Piedmont has an agreement with its derivative counterparty that contains a provision where if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation.

As of December 31, 2009, the fair value of the derivative in a liability position related to this agreement was approximately $3.9 million. If Piedmont breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $3.9 million.

9.	Fair Value Measurements

Piedmont considers its cash, accounts receivable, notes receivable, accounts payable, interest rate swap agreement, and line of credit and notes payable to meet the definition of financial instruments. As of December 31, 2009 and 2008, the carrying value of cash, accounts receivable, notes receivable from tenants to fund certain expenditures related to the property, and accounts payable approximated fair value. Piedmont estimates the fair value of its line of credit and notes payable to be approximately $1.4 billion as of December 31, 2009 and 2008. The estimated fair value of Piedmont’s investments in mezzanine debt, a component of notes receivable in its accompanying consolidated balance sheet, is approximately $44.5 million and $29.7 million as of December 31, 2009 and 2008, respectively.

Piedmont’s financial liability carried at fair value as of December 31, 2009 is classified in the table below in one of the three categories as defined by GAAP. See Note 10 below for further information on certain assets which were adjusted to fair value during the year ended December 31, 2009, and their classification within the fair value hierarchy in accordance with GAAP.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Liabilities
Derivative financial instrument	$—	$3,866	$—	$3,866

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Liabilities
Derivative financial instrument	$—	$8,957	$—	$8,957

Derivative Financial Instrument

Piedmont’s interest rate swap has been designated as a hedge of the variability in expected future cash flows on the $250 Million Unsecured Term Loan. As further discussed above in Note 8, Piedmont’s objective in using this interest rate derivative is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks that currently exist. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of this derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition to the computations previously described, Piedmont considered both its own and the respective counterparty’s risk of nonperformance in determining the fair value of its derivative financial instrument. To do this, Piedmont estimated the total expected exposure under the derivative financial instrument, consisting of the current exposure and the potential future exposure that both Piedmont and the counterparty to the interest rate swap agreement were at risk as of the valuation date. The total expected exposure was then discounted using discount factors that contemplate the credit risk of Piedmont and the counterparty to arrive at a credit charge. This credit charge was then netted against the fair value of the derivative financial instrument computed based on Piedmont’s prior methodology to arrive at an estimate of fair value based on the framework presented in GAAP. As of December 31, 2009 and 2008, the credit valuation adjustment did not comprise a material portion of the fair value of the derivative financial instrument.

As of December 31, 2009 and 2008, Piedmont believes that any unobservable inputs used to determine the fair value of its derivative financial instrument are not significant to the fair value measurement in its entirety, and therefore Piedmont does not consider its derivative financial instrument to be considered a Level 3 Liability.

10.	Impairment of Certain Real Estate Assets and Investments in Unconsolidated Joint Ventures

Piedmont recorded the following impairment charges for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008	2007
Impairment losses recorded in real estate operating expenses:
Auburn Hills Corporate Center Building	$10,173	$—	$—
1111 Durham Avenue Building	14,274	—	—
1441 West Long Lake Road Building	10,616	—	—

Impairment losses on real estate assets	$35,063	$—	$—

Impairment losses recorded in equity in loss of unconsolidated joint ventures:
Wells/Fremont Associates Joint Venture (at Piedmont’s approximate 78% ownership)	$2,570	$—	$—
Fund XI-XII-REIT Joint Venture (at Piedmont’s approximate 57% ownership)	—	2,088	—

Impairment losses recorded in equity in income of unconsolidated joint ventures	$2,570	$2,088	$—

During the third quarter 2009, Piedmont reduced its intended holding periods for the Auburn Hills Corporate Center Building in Auburn Hills, Michigan (purchased in May 2003), the 1111 Durham Avenue Building in South Plainfield, New Jersey (purchased in November 2000), and the 1441 West Long Lake Road Building in Troy, Michigan (purchased in June 2000), which comprise approximately 119,000 square feet, 237,000 square feet, and 107,000 square feet, respectively. The decision to reduce estimates of future rental revenues and the holding periods for the two Detroit assets was prompted by the loss of prospective replacement tenants and overall market declines in the Detroit, Michigan market. Further, changes in management’s expectation of re-leasing prospects of the New Jersey asset, coupled with general market declines in the South Plainfield submarket in which it is located, prompted the reduction of intended hold period and future rental revenues during the third quarter 2009. The cumulative effect of these decisions triggered a reassessment of speculative leasing assumptions for these buildings, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete necessary re-leasing activities.

Based on a comparison of the projected undiscounted future cash flows with the net book value of the real estate and intangible assets, Piedmont determined that the carrying values of the assets were not recoverable and, accordingly, recorded impairment losses on real estate assets in the amount of approximately $35.1 million to reduce the carrying value of the assets to their estimated fair value based upon the present value of expected future cash flows.

During the third quarter 2009, Piedmont also analyzed its equity method investment in Wells/Fremont Associates Joint Venture, which owns and operates the 47320 Kato Road Building. The building was purchased in July 1998 and consists of one, two-story office building located in Fremont, California totaling approximately 58,000 square feet. Due to feedback received during renewal negotiations with the incumbent tenant as well as observed significant downward pressure on rental rates in the East Bay Research & Development submarket, which includes Fremont, California, Piedmont determined that the difference in fair value and carrying value for its pro-rata share of its investment in Wells/Fremont Associates Joint Venture was “other than temporary”, and recorded an impairment charge of approximately $2.6 million during the third quarter 2009. Piedmont owns approximately 78% of the building.

During the third quarter 2008, Piedmont recorded approximately $2.1 million as its pro-rata share of an impairment charge related to the 20/20 Building, which is owned by Fund XI-XII-REIT Joint Venture. The 20/20 Building was purchased in July 1999 and consists of one, three-story office building located in Leawood, Kansas totaling approximately 70,000 square feet. Piedmont, through its investment in Fund XI-XII-REIT, owns approximately 57% of the 20/20 Building.

Fair Value Considerations for Property and Investments in Unconsolidated Joint Ventures

In accordance with GAAP regarding fair value measurements, Piedmont valued the Auburn Hills Corporate Center Building, 1111 Durham Avenue Building, 1441 West Long Lake Road Building, and its investment in unconsolidated joint venture using the fair value processes and techniques prescribed by authoritative literature. The fair value measurements used in these evaluations of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy as defined in GAAP, as there are significant unobservable inputs. Examples of inputs Piedmont utilizes in its fair value calculations are discount rates, market capitalization rates, speculative leasing rates and assumptions, timing of leases, rental concessions and leasing capital, and sales prices. The following amounts represent the detail of the adjustments recognized using Level 3 inputs (in thousands):

Property or Investment in Unconsolidated Joint Venture	Net Book Value	Impairment Recognized	Fair Value
Auburn Hills Corporate Center Building	$17,633	$10,173	$7,460
1111 Durham Avenue Building	27,984	14,274	13,710
1441 West Long Lake Road Building	17,141	10,616	6,525
Wells Fremont Associates Joint Venture (at Piedmont’s approximate 78% ownership)	5,280	2,570	2,710

	$68,038	$37,633	$30,405

11.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain lease agreements contain provisions that require Piedmont to issue corporate guarantees to provide funding for such capital improvements. We anticipate funding approximately $121.5 million in potential obligations for tenant improvements related to our existing lease portfolio over the respective lease term, much of which we estimate may be required to be funded over the next five years. For most of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to us.

Contingencies Related to Tenant Audits

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded approximately $1.4 million, $0.5 million, and $0.2 million as a reduction of tenant reimbursement income during the years ended December 31, 2009, 2008, and 2007 related to such tenant audits.

Operating Lease Obligations

Three properties (the River Corporate Center Building in Tempe, Arizona; the 8700 South Price Road Building (f/k/a Avnet Building) in Tempe, Arizona; and the 2001 NW 64th Street Building (f/k/a Bellsouth Building) in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of December 31, 2009 are presented below (in thousands):

2010	$636
2011	636
2012	750
2013	750
2014	750
Thereafter	76,368

Total	$79,890

Ground rent expense for the years ended December 31, 2009, 2008, and 2007, was approximately $0.7 million, $0.6 million, and $0.6 million, respectively, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the real estate assets of the related office buildings subject to operating ground leases is approximately $27.3 million and $28.2 million as of December 31, 2009 and 2008, respectively.

Assertion of Legal Action

In Re Wells Real Estate Investment Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-00862-CAP (Upon motions to dismiss filed by defendants, parts of all seven counts were dismissed by the court. Counts III through VII were dismissed in their entirety. Motions for summary judgment are pending before the court.)

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

On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties filed their respective replies to the motions for summary judgment on February 19, 2010. The motions for summary judgment are currently pending before the court.

Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

In Re Piedmont Office Realty Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-02660-CAP (Upon motions to dismiss filed by defendants, parts of all four counts were dismissed by the court. Counts III and IV were dismissed in their entirety. A motion for class certification is pending before the court and the parties are engaged in discovery.)

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

On March 30, 2009, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed two of the four counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding (i) the failure to disclose information regarding the likelihood of a listing in our amended response to the Lex-Win tender offer and (ii) purported misstatements or omissions in our proxy statement concerning then-existing market conditions, the alternatives to a listing or extension that were explored by the defendants, the results of conversations with potential buyers as to our valuation, and certain details of our share redemption program. On April 13, 2009, defendants moved for reconsideration of the court’s March 30, 2009 order or, alternatively, for certification of the order for immediate appellate review. The defendants also requested that the proceedings be stayed pending consideration of the motion. On June 19, 2009, the court denied the motion for reconsideration and the motion for certification of the order for immediate appellate review.

On April 20, 2009, the plaintiff, joined by a second plaintiff, filed a second amended complaint, which alleges violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and void any authorizations secured by the proxy statement, and to compel a tender offer. On May 11, 2009, the defendants answered the second amended complaint.

On June 10, 2009, the plaintiffs filed a motion for class certification. The defendants responded to the plaintiffs’ motion for class certification on January 4, 2010. The plaintiffs filed their reply in support of their motion for class certification on January 27, 2010. On March 10, 2010, the court granted the plaintiffs’ motion for class certification. The parties are presently engaged in discovery.

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

12.	Stockholders’ Equity

Under Piedmont’s charter, it has authority to issue a total of 1,000,000,000 shares of capital stock. Of the total shares authorized, 750,000,000 shares are designated as common stock with a par value of $0.01 per share, 100,000,000 shares are designated as preferred stock, and 150,000,000 shares are designated as shares-in-trust, which would be issued only in the event that there is a purported transfer of, or other change in or affecting the ownership of, Piedmont’s capital stock that would result in a violation of the ownership limits that are included in Piedmont’s charter to protect its REIT status.

Common Stock

On January 20, 2010, Piedmont’s stockholders approved an amendment to its charter that provides for the conversion of each outstanding share of our common stock into:

•	1/12th of a share of Piedmont’s Class A common stock; plus

•	1/12th of a share of Piedmont’s Class B-1 common stock; plus

•	1/12th of a share of Piedmont’s Class B-2 common stock; plus

•	1/12th of a share of Piedmont’s Class B-3 common stock

This transaction is referred to as the Recapitalization and was effective upon filing the amendment to Piedmont’s charter with the SDAT on January 22, 2010. Piedmont refers to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. Piedmont listed its Class A common stock on the NYSE on February 10, 2010 (the “Listing”). Piedmont’s Class B common stock is identical to its

Class A common stock except that (i) Piedmont does not intend to list its Class B common stock on a national securities exchange and (ii) shares of the Class B common stock will convert automatically into shares of Class A common stock according to the following schedule:

•	on 180 days following the Listing, in the case of Class B-1 common stock;

•	on 270 days following the Listing, in the case of Class B-2 common stock; and

•	on January 31, 2011, in the case of Class B-3 common stock.

As a result of the Recapitalization, of the total shares of common stock authorized 600,000,000 are designated as Class A common stock, 50,000,000 are designated as Class B-1 common stock, 50,000,000 are designated as Class B-2 common stock and 50,000,000 are designated as Class B-3 common stock. In the event that Piedmont reorganizes, merges or consolidates with one or more other corporations, holders of Class A and Class B common stock will be entitled to receive the same kind and amount of securities or property. Each Class A and Class B share is entitled to one vote. Each Class A and Class B share participates in distributions equally.

Deferred Stock Award Grant

Pursuant to the 2007 Omnibus Incentive Plan, Piedmont granted the following deferred stock awards to its employees:

	Deferred Stock Award Grants
Date of Grant	May 6, 2009	April 21, 2008	May 18, 2007
Shares granted(1)	186,634	150,594	254,950
Shares withheld to pay taxes(2)	17,513	19,340	49,886
Shares unvested as of December 31, 2009	138,789	72,941	60,510
Fair value of awards on date of grant(3)	$22.20	$26.10	$30.00

(1)	Of the shares granted, 25% vested on the day of grant and the remaining shares, adjusted for any forfeitures, vest ratably on the anniversary date over the following three years.

(2)	These shares were surrendered upon vesting to satisfy required minimum tax withholding obligations.

(3)

The fair value of the awards is based on an assumed price reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free rate.

During the years ended December 31, 2009, 2008, and 2007, Piedmont recognized approximately $3.8 million, $4.1 million and $3.8 million of compensation expense for all deferred stock grants issued to employees, respectively, of which $2.7 million, $3.1 million and $1.9 million, respectively, related to the nonvested shares. As of December 31, 2009, approximately $1.9 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately 2 years.

Annual Independent Director Equity Awards

On April 26, 2009, the board of directors of Piedmont approved an annual equity award for each of the independent directors of approximately $42,500 payable in the form of 1,914 shares of Piedmont’s common stock. Directors’ fees included in general and administrative expense in the accompanying consolidated statements of income included approximately $0.3 million, $0.5 million, and $0.1 million related to these equity awards during the years ended December 31, 2009, 2008, and 2007, respectively.

2000 Director Stock Option Plan

Prior to the adoption of the 2007 Omnibus Incentive Plan, Piedmont had the 2000 Director Stock Option Plan (the “Director Option Plan”). The Director Option Plan was suspended effective April 16, 2007. Outstanding awards continue to be governed by the terms of the Director Option Plan; however, all equity awards granted subsequent to 2007 were made and will continue to be made under the 2007 Omnibus Incentive Plan.

A summary of Piedmont’s stock option activity under its Director Option Plan for the years ended December 31, 2009, 2008, and 2007, follows:

	Number of Options Outstanding	Exercise Price	Number of Options Exercisable
Outstanding as of January 1, 2007	22,000	$36	17,167
Terminated	(2,000)	$36
Expired	(9,667)	$36

Outstanding as of December 31, 2007	10,333	$36	9,000
No activity	—	$36

Outstanding as of December 31, 2008	10,333	$36	10,333
Expired	(1,667)

Outstanding as of December 31, 2009	8,666	$36	8,666

All outstanding options as of December 31, 2009 are fully vested, and the value of the awards is estimated as deminimus. All such options expire on the tenth anniversary of the date of grant (sooner in the event of disability, death, or resignation of the independent director). The weighted-average contractual remaining life for options that are exercisable as of December 31, 2009 is approximately four years.

Dividend Reinvestment Plan

Through calendar year 2009, common stockholders could elect to reinvest an amount equal to the dividends declared on their common shares into additional shares of Piedmont’s common stock in lieu of receiving cash dividends. The shares were purchased at a fixed price per share, and participants in the DRP could purchase fractional shares so that 100% of the dividends were used to acquire shares of Piedmont’s stock. The board of directors, by majority vote, could amend or terminate the DRP for any reason. However, per Internal Revenue Service guidelines concerning preferential dividend treatment, Piedmont could not offer shares under the DRP at a price more than a 5% discount from the fair value of the share. On March 10, 2009, the board of directors of Piedmont determined the price for purchase of common shares pursuant to the DRP would be equal to $21.09 effective beginning with dividends declared and paid in the first quarter 2009. Such price was determined based on 95% of the December 31, 2008 calculated net asset value, and remained in effect for each quarter during 2009. Effective February 17, 2010, the board of directors of Piedmont terminated the dividend reinvestment plan.

Share Redemption Program and Redeemable Common Stock

During the years ended December 31, 2009, 2008, and 2007, Piedmont operated a share redemption program, whereby investors who had held shares for more than one year could redeem those shares subject to the following limitations: (i) redemptions during any calendar year could not exceed 5% of the weighted-average common shares outstanding during the prior calendar year; and (ii) life-to-date aggregate amount of redemptions under the Piedmont share redemption program could not exceed life-to-date aggregate proceeds received from the sale of shares pursuant to the DRP. On November 24, 2009, the board of directors of Piedmont suspended the share redemption program, and effective February 17, 2010 the share redemption program was terminated as the need to provide interim liquidity through such a program was no longer necessary upon listing Piedmont’s Class A common stock on the NYSE.

As the share redemption program was still in place as of December 31, 2009 and 2008, Piedmont’s common shares were considered contingently redeemable at the option of the stockholder. Accordingly, Piedmont recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Piedmont’s share redemption program of $75.2 million and $112.9 million as of December 31, 2009 and 2008, respectively.

13.	Weighted-Average Common Shares

There are no adjustments to “Net income” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the years ended December 2009, 2008, and 2007 (in thousands):

	December 31, 2009	December 31, 2008	December 31, 2007
Weighted-average common shares—basic	158,419	159,586	160,698
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	162	136	58

Weighted-average common shares—diluted	158,581	159,722	160,756

14.	Operating Leases

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

Piedmont’s wholly-owned and consolidated joint venture properties, excluding industrial properties, are located in 19 states and the District of Columbia. As of December 31, 2009, approximately 25% and 15% of these real estate assets based on 2010 annualized lease revenues are located in metropolitan Chicago and metropolitan Washington, D.C., respectively.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases, excluding industrial properties and unconsolidated joint ventures, as of December 31, 2009, is presented below (in thousands):

Years ending December 31:
2010	$418,802
2011	387,904
2012	326,308
2013	290,015
2014	233,010
Thereafter	987,124

Total	$2,643,163

15.	Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations:

Building Sold:	Month and Year of Sale
Citigroup Fort Mill Building, Fort Mill, South Carolina	March 2007
Videojet Technology Building, Woodale, Illinois	March 2007
Frank Russell Building, Tacoma, Washington	December 2006
Northrop Grumman Building, Aurora, Colorado	July 2006
IRS Daycare Building, Holtsville, New York	April 2006

The details comprising income from discontinued operations are presented below (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues:
Rental income	$—	$10	$1,259
Tenant reimbursements	—	—	(401)
Gain on sale	—	—	20,680

	—	10	21,538
Expenses:
Property operating costs	—	—	(382)
Asset and property management fees	—	—	—
Depreciation	—	—	311
Amortization	—	—	41
General and administrative expenses	—	—	20

	—	—	(10)

Income from discontinued operations	$—	$10	$21,548

16.	Supplemental Disclosures of Noncash Activities

Significant noncash investing and financing activities for the years ended December 31, 2009, 2008, and 2007 (in thousands) are outlined below:

	2009	2008	2007
Acquisition of Piedmont’s former advisor in exchange for common stock	$292	$—	$(175,000)

Transfer of common stock to Piedmont’s former advisor in exchange for partnership units	$—	$—	$(200)

Investment in goodwill funded with other assets	$—	$—	$1,504

Accrued goodwill costs	$—	$—	$307

Liabilities assumed under acquisition of Piedmont’s former advisor	$—	$—	$1,264

Liabilities assumed upon acquisition of properties	$—	$—	$190

Accrued capital expenditures and deferred lease costs	$1,848	$12,378	$9,391

Change in accrued redemptions of common stock	$17	$(5,969)	$5,144

Discounts on common stock related to the acquisition of Piedmont’s former advisor	$(19)	$—	$11,215

Discounts applied to issuance of common stock	$(17,392)	$644	$2,637

Discounts reduced as result of redemptions of common stock	$20,684	$1,736	$563

Redeemable common stock	$37,763	$53,882	$(30,680)

17.	Related-Party Transactions

For the period from January 2007 to May 2007, Piedmont considered its former advisor and its affiliates to be related parties and incurred the following expenses under three agreements:

Agreement	Services Provided	Expenses Incurred (in thousands)
		2009	2008	2007
Asset Advisory Agreement	Manage day-to-day operations; administer, promote, operate, maintain, improve, finance, lease, dispose of properties; provide accounting, compliance, other administrative services	N/A	N/A	$7,046

Property Management Agreement	Manage properties; coordinate leasing of properties; manage construction activities at certain properties	N/A	N/A	$1,515

Administrative reimbursements (pursuant to agreements listed above)(1)	Piedmont was required to reimburse each service provider for various expenses incurred in connection with the performance of its duties	N/A	N/A	$3,034

(1)	Includes approximately $785,000, which was reimbursed by tenants pursuant to the respective lease agreements for the year ended December 31, 2007.

18.	Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2009, 2008, and 2007, is calculated as follows (in thousands):

	2009	2008	2007
GAAP basis financial statement net income	$74,700	$131,314	$133,610
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	37,353	47,054	43,018
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(3,279)	(12,733)	(15,190)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	(734)	(734)	932
(Loss) gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	—	(566)	2,059
Taxable income of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	5,991	4,403	3,894
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	48,151 (1)	5,429	11,750

Income tax basis net income, prior to dividends paid deduction	$162,182	$174,167	$180,073

(1)	Includes approximately $35.1 million of recorded impairment loss on real estate assets for the year ended December 31, 2009.

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2009	2008	2007
Ordinary income	81%	62%	56%
Capital gains	—	—	8%
Return of capital	19%	38%	36%

	100%	100%	100%

At December 31, 2009, the tax basis carrying value of Piedmont’s total assets was approximately $4.3 billion.

Piedmont recorded interest and penalties of approximately $0, $0, and $0.6 million for the years ended December 31, 2009, 2008, and 2007, respectively, related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of income. Accrued interest and penalties are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Piedmont’s reserve related to its tax exposures was approximately $6.7 million as of December 31, 2009 and 2008. The tax years 2006 to 2009 remain open to examination by certain tax jurisdictions to which Piedmont is subject.

19.	Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008, is presented below (in thousands, except per-share data):

	2009
	First	Second	Third	Fourth
Revenues	$153,748	$149,579	$150,540	$151,017
Real estate operating income	$47,174	$45,589	$11,375	$44,229
Discontinued operations	$—	$—	$—	$—
Net income attributable to Piedmont	$29,038	$27,976	$(8,260)	$25,946
Basic and diluted earnings per share	$0.18	$0.18	$(0.05)	$0.16
Dividends per share	$0.3150	$0.3150	$0.3150	$0.3150

	2008
	First	Second	Third	Fourth
Revenues	$159,093	$152,161	$155,295	$155,416
Real estate operating income	$53,557	$47,262	$52,815	$50,532
Discontinued operations	$10	$—	$—	$—
Net income attributable to Piedmont	$37,361	$30,470	$31,888	$31,595
Basic and diluted earnings per share	$0.23	$0.19	$0.20	$0.20
Dividends per share	$0.4401	$0.4401	$0.4401	$0.4401

					Initial Cost				Gross Amount at Which Carried at December 31, 2009
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improve- ments	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Total	Accumulated Depreciation and Amortization	Date of Constru- ction	Date Acquired	Life on which Depreciation and Amortization is Computed (k)
26200 ENTERPRISE WAY	Lake Forest, CA	100%	None		$4,577	$—	$4,577	9,415	$4,768	$9,224	$13,992	$2,932	2000	3/15/1999	0 to 40 years
3900 DALLAS PARKWAY	Plano, TX	100%	None		1,456	20,377	21,837	2,385	1,516	22,702	24,218	6,745	1999	12/21/1999	0 to 40 years
RIVER CORPORATE CENTER	Tempe, AZ	100%	(f	)	0	16,036	16,036	691	0	16,728	16,728	4,917	1998	3/29/2000	0 to 40 years
8700 SOUTH PRICE ROAD (f/k/a AVNET)	Tempe, AZ	100%	(f	)	0	13,272	13,272	550	0	13,823	13,823	3,926	2000	6/12/2000	0 to 40 years
1441 WEST LONG LAKE ROAD (a)	Troy, MI	100%	None		2,160	16,776	18,936	(7,920)	1,203	9,814	11,017	5,226	1999	6/29/2000	0 to 40 years
1111 DURHAM AVENUE (b)	South Plainfield, NJ	100%	None		9,653	20,495	30,148	(12,271)	3,729	14,149	17,878	5,668	1975	11/1/2000	0 to 40 years
1430 ENCLAVE PARKWAY (c)	Houston, TX	100%	32,100		7,100	37,915	45,015	3,032	5,506	42,542	48,048	10,764	1994	12/21/2000	0 to 40 years
CRESCENT RIDGE II	Minnetonka, MN	100%	None		7,700	45,154	52,854	6,373	8,021	51,207	59,228	14,622	2000	12/21/2000	0 to 40 years
1200 CROWN COLONY DRIVE (f/k/a STATE STREET) (d)	Quincy, MA	100%	20,200		11,042	40,666	51,708	2,176	11,042	42,842	53,884	11,718	1990	7/30/2001	0 to 40 years
5601 HIATUS ROAD (f/k/a CONVERGYS)	Tamarac, FL	100%	None		3,642	10,404	14,046	(0)	3,642	10,404	14,046	2,376	2001	12/21/2001	0 to 40 years
WINDY POINT I	Schaumburg, IL	100%	23,400		4,537	31,847	36,384	330	4,537	32,177	36,714	7,414	1999	12/31/2001	0 to 40 years
WINDY POINT II	Schaumburg, IL	100%	40,300		3,746	55,026	58,772	47	3,746	55,073	58,819	12,574	2001	12/31/2001	0 to 40 years
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None		1,767	20,533	22,300	2,869	2,203	22,966	25,169	6,013	1999	1/11/2002	0 to 40 years
11695 JOHNS CREEK PARKWAY	Duluth, GA	100%	None		2,080	13,572	15,652	632	2,080	14,204	16,284	3,473	2001	3/28/2002	0 to 40 years
3750 BROOKSIDE PARKWAY	Alpharetta, GA	100%	None		1,561	14,207	15,768	242	1,561	14,449	16,010	3,205	2001	4/18/2002	0 to 40 years
2001 NW 64th STREET (f/k/a BELLSOUTH)	Ft. Lauderdale, FL	100%	(f	)	0	7,172	7,172	(0)	0	7,172	7,172	1,548	2001	4/18/2002	0 to 40 years
90 CENTRAL STREET	Boxborough, MA	100%	None		3,642	29,497	33,139	3,529	3,642	33,026	36,668	9,034	2001	5/3/2002	0 to 40 years
DESERT CANYON 300 (f/k/a MASS FINANCIAL SERVICES)	Phoenix, AZ	100%	None		2,602	24,333	26,935	45	2,602	24,378	26,980	5,115	2001	6/4/2002	0 to 40 years
6031 CONNECTION DRIVE	Irving, TX	100%	None		3,157	43,656	46,813	243	3,157	43,899	47,056	8,878	1999	8/15/2002	0 to 40 years
6021 CONNECTION DRIVE	Irving, TX	100%	None		3,157	42,662	45,819	1,397	3,157	44,059	47,216	8,890	2000	8/15/2002	0 to 40 years
6011 CONNECTION DRIVE	Irving, TX	100%	None		3,157	29,034	32,191	2,585	3,157	31,619	34,776	6,565	1999	8/15/2002	0 to 40 years
BRAKER POINTE III (f/k/a HARCOURT) (d)	Austin, TX	100%	16,500		6,098	34,492	40,590	(0)	6,098	34,492	40,590	7,014	2001	8/15/2002	0 to 40 years
CHANDLER FORUM (f/k/a AMERICREDIT)	Chandler, AZ	100%	None		2,632	—	2,632	22,437	2,779	22,290	25,069	6,968	2003	9/12/2002	0 to 40 years
5000 CORPORATE COURT (e)	Holtsville, NY	100%	None		4,375	48,212	52,587	(26,958)	4,162	21,467	25,629	9,077	2000	9/16/2002	0 to 40 years
2 GATEHALL DRIVE (f/k/a KEYBANK) (d)	Parsippany, NJ	100%	42,700		9,054	96,722	105,776	158	9,054	96,880	105,934	19,402	1985	9/27/2002	0 to 40 years
350 SPECTRUM LOOP (f/k/a FEDEX)	Colorado Springs, CO	100%	None		2,185	24,964	27,149	(1,895)	2,185	23,069	25,254	4,619	2001	9/27/2002	0 to 40 years
5601 HEADQUARTERS DRIVE (f/k/a INTUIT)	Plano, TX	100%	None		3,153	24,602	27,755	5	3,153	24,606	27,759	4,927	2001	9/27/2002	0 to 40 years
TWO INDEPENDENCE SQUARE (d)	Washington, DC	100%	105,800		52,711	202,702	255,413	3,639	52,711	206,341	259,052	39,725	1991	11/22/2002	0 to 40 years
ONE INDEPENDENCE SQUARE (d)	Washington, DC	100%	57,800		29,765	104,814	134,579	2,774	30,562	106,791	137,353	20,420	1991	11/22/2002	0 to 40 years
2120 WEST END AVENUE (f/k/a CATERPILLAR) (d)	Nashville, TN	100%	26,800		4,908	59,011	63,919	6,670	5,101	65,490	70,590	12,343	2000	11/26/2002	0 to 40 years
800 NORTH BRAND BOULEVARD (f/k/a NESTLE)	Glendale, CA	100%	None		23,605	136,284	159,889	2,021	23,607	138,304	161,911	26,383	1990	12/20/2002	0 to 40 years
EASTPOINT I	Mayfield Heights, OH	100%	None		1,485	11,064	12,549	103	1,485	11,167	12,652	2,111	2000	1/9/2003	0 to 40 years
EASTPOINT II	Mayfield Heights, OH	100%	None		1,235	9,199	10,434	1,550	1,235	10,749	11,984	2,271	2000	1/9/2003	0 to 40 years
150 WEST JEFFERSON	Detroit, MI	100%	None		9,759	88,364	98,123	4,372	9,759	92,736	102,495	19,615	1989	3/31/2003	0 to 40 years
111 SYLVAN AVENUE (f/k/a CITICORP) (d)	Englewood Cliffs, NJ	100%	29,300		10,424	61,319	71,743	2,046	10,803	62,986	73,789	11,229	1953	4/30/2003	0 to 40 years
US BANCORP CENTER	Minneapolis, MN	100%	105,000		11,138	175,629	186,767	3,453	11,138	179,082	190,220	31,923	2000	5/1/2003	0 to 40 years
AON CENTER	Chicago, IL	100%	225,000		23,267	472,488	495,755	85,643	23,966	557,432	581,398	98,943	1972	5/9/2003	0 to 40 years
AUBURN HILLS CORPORATE CENTER (g)	Auburn Hills, MI	100%	None		1,978	16,570	18,548	(8,608)	1,591	8,349	9,940	3,208	2001	5/9/2003	0 to 40 years
11107 SUNSET HILLS ROAD	Reston, VA	100%	None		2,711	17,890	20,601	2,465	2,711	20,355	23,066	5,270	1985	6/27/2003	0 to 40 years
11109 SUNSET HILLS ROAD	Reston, VA	100%	None		1,218	8,038	9,256	352	1,218	8,390	9,608	3,261	1984	6/27/2003	0 to 40 years
9211 CORPORATE BOULEVARD (f/k/a LOCKHEED MARTIN I)	Rockville, MD	100%	None		3,019	21,984	25,003	(5,102)	2,959	16,943	19,902	2,870	1989	7/30/2003	0 to 40 years
9221 CORPORATE BOULEVARD (f/k/a LOCKHEED MARTIN II)	Rockville, MD	100%	None		3,019	21,984	25,003	(5,079)	2,960	16,964	19,924	2,875	1989	7/30/2003	0 to 40 years
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None		6,662	69,031	75,693	(21,330)	6,662	47,700	54,362	10,424	2000	8/1/2003	0 to 40 years
200 BRIDGEWATER CROSSING (f/k/a AVENTIS) (d)	Bridgewater, NJ	100%	40,200		8,182	84,160	92,342	1,773	8,328	85,787	94,115	28,777	2002	8/14/2003	0 to 40 years
1055 EAST COLORADO BOULEVARD	Pasadena, CA	100%	29,200		6,495	30,265	36,760	(1,937)	6,495	28,328	34,823	9,330	2001	8/22/2003	0 to 40 years
FAIRWAY CENTER II (d)	Brea, CA	100%	10,700		7,110	15,600	22,710	(1,607)	7,110	13,993	21,103	4,563	2002	8/29/2003	0 to 40 years
COPPER RIDGE CENTER	Lyndhurst, NJ	100%	None		6,974	38,714	45,688	(6,282)	6,974	32,432	39,406	6,012	1989	9/5/2003	0 to 40 years

				Initial Cost				Gross Amount at Which Carried at December 31, 2009
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improve- ments	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Total	Accumulated Depreciation and Amortization	Date of Constru- ction	Date Acquired	Life on which Depreciation and Amortization is Computed (k)
1901 MAIN STREET	Irvine, CA	100%	None	6,246	36,455	42,701	(4,224)	6,246	32,231	38,477	7,849	2001	9/17/2003	0 to 40 years
RHEIN	Beaverton, OR	100%	None	1,015	6,425	7,440	(580)	1,015	5,845	6,860	1,011	1988	10/9/2003	0 to 40 years
DESCHUTES	Beaverton, OR	100%	None	1,072	6,361	7,433	1	1,072	6,361	7,433	2,523	1989	10/9/2003	0 to 40 years
WILLAMETTE	Beaverton, OR	100%	None	1,085	6,211	7,296	(1,934)	1,085	4,277	5,362	682	1990	10/9/2003	0 to 40 years
ROGUE (f/k/a 1345 BURLINGTON DRIVE)	Beaverton, OR	100%	None	1,546	7,630	9,176	2,194	1,546	9,824	11,370	2,889	1998	10/9/2003	0 to 40 years
35 WEST WACKER DRIVE (h)	Chicago, Il	96.5%	120,000	54,949	218,757	273,706	10,300	55,573	228,432	284,006	49,772	1989	11/6/2003	0 to 40 years
400 VIRGINIA AVE SW	Washington, DC	100%	None	22,146	49,740	71,886	(1,561)	22,146	48,179	70,325	8,585	1985	11/19/2003	0 to 40 years
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	45,000	13,636	70,918	84,554	5,485	13,636	76,402	90,038	14,910	1998	11/19/2003	0 to 40 years
1225 EYE STREET (i)	Washington, DC	50%	57,600	21,959	47,602	69,561	1,919	21,959	49,521	71,480	12,002	1986	11/19/2003	0 to 40 years
1201 EYE STREET (j)	Washington, DC	50%	82,400	31,985	63,139	95,124	7,398	31,985	70,537	102,522	17,532	2001	11/19/2003	0 to 40 years
EASTPOINTE CORPORATE CENTER	Issaquah, WA	100%	None	4,351	25,899	30,250	(7,250)	4,351	18,649	23,000	3,904	2001	12/10/2003	0 to 40 years
1901 MARKET STREET	Philadelphia, PA	100%	None	13,584	166,683	180,267	137	20,829	159,575	180,404	29,518	1987	12/18/2003	0 to 40 years
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	1,647	60,708	142,447	203,155	33,237	1962	12/31/2003	0 to 40 years
1414 MASSACHUSSETS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	1,987	4,365	37,653	42,018	8,697	1873	1/8/2004	0 to 40 years
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(3,975)	7,113	60,826	67,939	14,843	1991	2/26/2004	0 to 40 years
600 CORPORATE DRIVE (f/k/a MERCK)	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	2,756	2005	3/16/2004	0 to 40 years
1075 WEST ENTRANCE DRIVE	Auburn Hills, MI	100%	None	5,200	22,957	28,157	39	5,207	22,990	28,197	5,086	2001	7/7/2004	0 to 40 years
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	(8,115)	11,791	61,499	73,290	7,676	1987	12/9/2004	0 to 40 years
9200 CORPORATE BOULEVARD (f/k/a SHADY GROVE V)	Rockville, MD	100%	None	3,730	16,608	20,338	(1,928)	3,882	14,528	18,410	1,833	1982	12/29/2004	0 to 40 years
400 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	10,400	71,052	81,452	5,628	10,400	76,680	87,080	18,540	2002	2/17/2006	0 to 40 years
LAS COLINAS CORPORATE CENTER I (c)	Irving, TX	100%	17,500	3,912	18,830	22,742	(326)	2,543	19,873	22,416	5,206	1998	8/31/2006	0 to 40 years
LAS COLINAS CORPORATE CENTER II (c)	Irving, TX	100%	25,025	4,496	29,881	34,377	(2,977)	2,543	28,857	31,400	5,626	1998	8/31/2006	0 to 40 years
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	(1,351)	4,370	69,281	73,651	7,929	1991	12/7/2006	0 to 40 years
2300 CABOT DRIVE	Lisle, IL	100%	None	4,390	19,549	23,939	(2,016)	4,390	17,533	21,923	2,860	1998	5/10/2007	0 to 40 years
PIEDMONT POINTE I	Bethesda, MD	100%	None	11,200	58,606	69,806	—	11,200	58,606	69,806	3,174	2007	11/13/2007	0 to 40 years
PIEDMONT POINTE II	Bethesda, MD	100%	None	13,300	70,618	83,918	—	13,300	70,618	83,918	2,795	2008	6/25/2008	0 to 40 years
110 HIDDEN LAKE CIRCLE (f/k/a BMG DIRECT) (l)	Duncan, SC	100%	None	1,002	15,709	16,711	8	1,002	15,718	16,720	2,245	1987	7/31/2002	0 to 40 years
112 HIDDEN LAKE CIRCLE (f/k/a BMG MUSIC) (l)	Duncan, SC	100%	None	663	10,914	11,577	0	663	10,914	11,577	3,246	1987	7/31/2002	0 to 40 years
UNDEVELOPED LAND PARCELS (c)	Various	100%	None	6,021	427	6,448	2,544	8,947	45	8,992	22	N/A	Various	N/A

Total—100% REIT Properties				$621,496	$3,857,795	$4,479,291	96,347	$651,876	$3,923,762	$4,575,638	$812,111

				Initial Cost				Gross Amount at Which Carried at December 31, 2009
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improve- ments	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improve- ments	Total	Accumulated Depreciation and Amortization	Date of Constru- ction	Date Acquired	Life on which Depreciation and Amortization is Computed (k)
360 INTERLOCKEN	Broomfield, CO	4%	None	1,570	6,734	8,304	1,365	1,650	8,019	9,669	3,109	1996	3/20/1998	0 to 40 years
14400 HERTZ QUAIL SPRINGS PARKWAY (f/k/a AVAYA)	Oklahoma City, OK	4%	None	1,003	4,386	5,389	386	1,051	4,724	5,775	1,677	1997	6/24/1998	0 to 40 years
47300 KATO ROAD (f/k/a 47320 KATO ROAD) (m)	Fremont, CA	78%	None	2,130	6,853	8,983	(2,935)	2,219	3,829	6,048	2,562	1982	7/21/1998	0 to 40 years
20/20 (n)	Leawood, KS	57%	None	1,696	7,851	9,547	(1,706)	1,767	6,074	7,841	2,966	1992	7/2/1999	0 to 40 years
4685 INVESTMENT DRIVE (f/k/a SIEMENS)	Troy, MI	55%	None	2,144	9,984	12,128	2,760	2,233	12,655	14,888	5,092	2000	5/10/2000	0 to 40 years
5301 MARYLAND WAY (f/k/a COMDATA)	Brentwood, TN	55%	None	4,300	20,702	25,002	1,307	4,479	21,830	26,309	5,645	1989	5/15/2001	0 to 40 years
8560 UPLAND DRIVE	Parker, CO	72%	None	1,954	11,216	13,170	542	2,048	11,664	13,712	2,742	2001	12/21/2001	0 to 40 years
TWO PARK CENTER (f/k/a AIU)	Hoffman Estate, IL	72%	None	600	22,682	23,282	(1,849)	624	20,809	21,433	4,641	1999	9/19/2003	0 to 40 years

Total—JV Properties				$15,397	$90,408	$105,805	$(130)	$16,071	$89,604	$105,675	$28,434

Total—All Properties				$636,893	$3,948,203	$4,585,096	$96,217	$667,947	$4,013,366	$4,681,313	$840,545

(a)	Piedmont determined that the carrying value of the 1441 W. Long Lake Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $10.6 million for the year ended December 31, 2009. For further information, see Note 10 to the accompanying consolidated financial statements.
(b)	Piedmont determined that the carrying value of the 1111 Durham Avenue Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $14.3 million for the year ended December 31, 2009. For further information, see Note 10 to the accompanying consolidated financial statements.
(c)	The acquisition of the property included excess, developable land, which has subsequently been reclassed into the asset class “Undeveloped Land Parcels”. Further, such Undeveloped Land Parcels are not included in Piedmont’s total building count.
(d)	These properties collateralize the $350 million secured pooled debt facility with Morgan Stanley that accrues interest at 4.84% and matures in June 2014.
(e)	Piedmont determined that the carrying value of the 5000 Corporate Court Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $7.6 million and $16.1 million in 2006 and 2005, respectively.
(f)	Property is owned subject to a long-term ground lease.
(g)	Piedmont determined that the carrying value of the Auburn Hills Corporate Center Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $10.2 million for the year ended December 31, 2009. For further information, see Note 10 to the accompanying consolidated financial statements.
(h)	Piedmont acquired an approximate 95% interest in the Leo Burnett Chicago Building through two joint ventures. As the general partner, Piedmont is deemed to have control of the partnerships and, as such, consolidates the joint ventures. Piedmont purchased an additional 1.5446% interest in the 35. W. Wacker Building from one of the minority shareholders in the joint venture that owns the building, bringing Piedmont’s total ownership percentage to approximately 96.5%.
(i)	Piedmont purchased all of the membership interest in 1225 Equity, LLC, which own a 49.5% membership interest in 1225 Eye Street, N.W. Associates, which owns the 1225 Eye Street Building. As a result of its ownership of 1225 Equity, LLC, Piedmont owns an approximate 49.5% in the 1225 Eye Street Building. As the controlling member, Piedmont is deemed to have control of the entities and, as such, consolidates the joint ventures.
(j)	Piedmont purchased all of the membership interest in 1201 Equity, LLC, which own a 49.5% membership interest in 1201 Eye Street, N.W. Associates, which owns the 1201 Eye Street Building. As a result of its ownership of 1201 Equity, LLC, Wells owns an approximate 49.5% in the 1201 Eye Street Building. As the controlling member, Piedmont is deemed to have control of the entities and, as such, consolidates the joint ventures.
(k)	Piedmont’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, and Lease Intangibles are amortized over the lease term. Generally, Building Improvements are depreciated over 5 – 25 years, Land Improvements are depreciated over 20 – 25 years, and Buildings are depreciated over 40 years.
(l)	Property is designated as an industrial property, and is not included in Piedmont’s total building count, which refers only to office buildings.
(m)	During third quarter 2009, Piedmont, in conjunction with its joint venture partners, determined that the carrying value of the 47300 Kato Road Building was impaired on an “other than temporary” basis. Accordingly, Piedmont’s portion of the recorded impairment loss on real estate assets was approximately $2.6 million. For further information, see Note 10 to the accompanying consolidated financial statements.
(n)	During third quarter 2008, Piedmont, in conjunction with its joint venture partners, determined that the carrying value of the 20/20 Building was impaired on an “other than temporary” basis. Accordingly, Piedmont’s portion of the recorded impairment loss on real estate assets was approximately $2.1 million.

	2009		2008		2007
Real Estate:
Balance at the beginning of the year	$4,739,791		$4,667,022		$4,667,745
Additions to/improvements of real estate	30,610		128,344		125,431
Assets disposed	—		—		(72,880)
Assets impaired	(38,379	)(3)	(3,678	)(2)	—
Transfer of corporate assets to prepaid and other assets	—		(393)		—
Write-offs of intangible assets(4)	(2,340)		(3,002)		(9,469)
Write-offs of fully depreciated/amortized assets	(48,369)		(48,502)		(43,805)

Balance at the end of the year	$4,681,313		$4,739,791		$4,667,022

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$748,778		$654,958		$563,435
Depreciation and amortization expense	140,136		143,352		148,916
Assets disposed	—		—		(11,288)
Transfer of corporate assets to prepaid and other assets	—		(88)		—
Write-offs of intangible assets(4)	—		(942)		(2,666)
Write-offs of fully depreciated/amortized assets	(48,369)		(48,502)		(43,439)

Balance at the end of the year	$840,545		$748,778		$654,958

(1)-Fund XI-XII-REIT Joint Venture recorded an impairment loss on real estate assets of approximately $3.7 million during 2008 related to the 20/20 Building; however, Piedmont recorded its proportionate share of the charge (approximately $2.1 million) in the accompanying consolidated statements of income with other such net property operations as equity in income of unconsolidated joint ventures.

(2)-Piedmont recorded impairment charges of approximately $35.1 million related to the following wholly-owned assets: 1) the Auburn Hills Corporate Center Building, 2) the 1111 Durham Avenue Building, and 3) the 1441 W. Long Lake Road Building. In addition, the Wells/Fremont Joint Venture recorded an impairment loss on real estate assets of approximately $3.3 million during 2009 related to the 47300 Kato Road Building (f/k/a 47320 Kato Road Building); however, Piedmont recorded its proportionate share of the charge (approximately $2.6 million) in the accompanying consolidated statements of income with other such net property operations as equity in income of unconsolidated joint ventures.

(3)-Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.

S-4