Form 10-K/A
period 2009-12-31
Piedmont Office Realty Trust, Inc.
filed 2010-04-28
CIK 1042776

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

CLASS B-1 COMMON STOCK

CLASS B-2 COMMON STOCK

CLASS B-3 COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No   ☐

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

Number of shares outstanding of the registrant’s

classes of common stock, as of April 26, 2010:

Class A Common Stock: 53,482,823 shares

Class B-1 Common Stock: 39,682,823 shares

Class B-2 Common Stock: 39,682,823 shares

Class B-3 Common Stock: 39,682,823 shares

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Piedmont Office Realty Trust, Inc. (“Piedmont”) for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission ( the “SEC”) on March 16, 2010 (the “Orginal Filing”), is being filed solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Pursuant to the rules of the SEC, we are also amending the Form 10-K to contain currently-dated certifications from Piedmont’s Chief Executive Officer and Chief Financial Officer, as required by SEC rules.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Name	Position(s)	Age	Year First Became a Director or Officer
W. Wayne Woody	Director* and Chairman of the Board of Directors	68	2003

Michael R. Buchanan	Director*	62	2002

Wesley E. Cantrell	Director*	75	2007

William H. Keogler, Jr.	Director*	64	1998

Frank C. McDowell	Director* and Vice-Chairman of the Board of Directors	61	2008

Donald A. Miller, CFA	Chief Executive Officer, President and Director	47	2007

Donald S. Moss	Director*	74	1998

Jeffrey L. Swope	Director*	59	2008

Robert E. Bowers	Chief Financial Officer, Executive Vice President, Secretary, and Treasurer	53	2007

Laura P. Moon	Senior Vice President and Chief Accounting Officer	39	2007

Raymond L. Owens	Executive Vice President-Capital Markets	52	2007

Carroll A. Reddic, IV	Executive Vice President-Real Estate Operations	44	2007

*	Indicates that such director is considered independent under the NYSE independence standards as determined by our board of directors.

W. Wayne Woody has served as a director of our company since 2003 and as Chairman of the board of directors since May 9, 2007. He served as the Interim Chief Financial Officer for Legacy Investment Group, a boutique investment firm, from 2000 to 2001. From 1968 until his retirement in 1999, Mr. Woody was employed by KPMG LLP and its predecessor firms, Peat Marwick Mitchell & Co. and Peat Marwick Main. As a Senior Partner of KMPG, he served in a number of key positions, including Securities and Exchange Commission Reviewing Partner and Partner-in-Charge of Professional Practice and Firm Risk Management for the southeastern United States and Puerto Rico. Mr. Woody was also a member of the board of directors of KPMG from 1990 through 1994. Since 2003, he has served as a director and Audit Committee Chair of American HomePatient, Inc., a publicly traded home health care provider. Prior to April 16, 2007, he was also a director of Wells Real Estate Investment Trust II, Inc. Mr. Woody is a retired Certified Public Accountant in Georgia and North Carolina.

Mr. Woody brings to the board broad experience in dealing with complex financial, business and legal issues based on his many years serving as a KPMG partner and his leadership roles within the KPMG organization. Additionally, he has gained expertise and experience by serving on boards of other large, complex companies and has an in-depth knowledge of the workings of the SEC and risk management expertise. This broad based business experience in dealing with virtually all aspects of business issues from both an independent advisor perspective and as a board member for other large companies for many years makes him well-suited to serve as Chairman of the Board; in addition his financial expertise makes him well qualified to serve as both chairman of the audit committee of the board and our financial expert.

Michael R. Buchanan has served as a director of our company since 2002. He was employed by Bank of America, N.A. and its predecessor banks, NationsBank and C&S National Bank, from 1972 until his retirement in March 2002. While at Bank of America, he held several key positions, including Managing Director of the Real Estate Banking Group, which was responsible for providing real estate loans, including construction, acquisition, development and bridge financing for the commercial and residential real estate industry, as well as providing structured financing for REITs. Mr. Buchanan also currently serves as director of D.R. Horton, Inc.

III-1

Mr. Buchanan brings many years of real estate financing and transactional expertise to the board including extensive experience dealing with lenders and ratings agencies, structured finance transactions, complex financial instruments and the financing process with lenders. Based on his many years of reviewing real estate financing opportunities, he is very familiar with the different geographical markets in which Piedmont owns or may potentially own properties. These experiences make him well suited to serve as chairman of the capital committee of the board. Additionally, his experience serving on the board of a large homebuilder such as D.R. Horton provides the board with additional public real estate company governance expertise.

Wesley E. Cantrell has served as an independent director of our company since 2007. He was employed by Lanier Worldwide, Inc. (formerly NYSE: LR), a global document management company, from 1955 until his retirement in 2001. While at Lanier, Mr. Cantrell served in a number of key positions, including President from 1977 to 1987, President and Chief Executive Officer from 1987-1999, and Chairman and Chief Executive Officer from 1999 to 2001. From 1998 to 2009, Mr. Cantrell served as a director for AnnTaylor Stores Corporation (NYSE: ANN). Mr. Cantrell formerly served as a director for First Union National Bank of Atlanta and briefly served as a director of Institutional REIT, Inc.

Mr. Cantrell brings to the board broad senior management expertise based on his years as President, Chief Executive Officer and Chairman of a large, complex business such as Lanier Worldwide. While serving on AnnTaylor’s board, Mr. Cantrell chaired the nominating and corporate governance committee and thus brings experience with corporate governance practices to his role as chairman of the nominating and corporate governance committee of the Piedmont board. As author of books on integrity and ethical decision-making in business, Mr. Cantrell offers unique insight into issues influencing our company culture and business practices.

William H. Keogler, Jr. has served as a director of our company since 1998. In 1985, Mr. Keogler founded Keogler, Morgan & Company, Inc., a full-service brokerage firm, and Keogler Investment Advisory, Inc., an investment advisory firm, in which he served as Chairman of the Board, President and Chief Executive Officer. In 1997, both companies were sold to SunAmerica, Inc., a publicly traded NYSE-listed company. Mr. Keogler continued to serve as President and Chief Executive Officer of these companies until his retirement in 1998.

In addition to his general business and financial expertise based on his years advising companies as an investment banker, Mr. Keogler brings to the board experience with dealing with the broker dealer community and a deep understanding of both our retail and institutional stockholders, Mr. Keogler has a unique understanding of our strategies and operations as well as our corporate culture and values as he was one of the original members of the board when Piedmont commenced operations in 1998.

Donald S. Moss has served as a director of our company since 1998. He was employed by Avon Products, Inc. (NYSE: AVP), from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations-Worldwide from 1976 to 1979, Group Vice President of Sales-Worldwide from 1979 to 1980, Senior Vice President-International from 1980 to 1983, and Group Vice President-Human Resources and Administration from 1983 until his retirement in 1986. Mr. Moss has served as a director of Wells Timberland REIT, Inc. since 2006. Prior to April 16, 2007, he also served as a director of Wells Real Estate Investment Trust II, Inc. Mr. Moss is a former director of The Atlanta Athletic Club and was the National Treasurer and a director of the Girls Clubs of America from 1973 to 1976.

Mr. Moss brings to the board years of senior leadership experience in managing a large international business such as Avon Products. In particular, Mr. Moss’ extensive experience as Group Vice President-Human Resources at Avon makes him particularly well suited to serve as chairman of the compensation committee of the board of directors. In addition, Mr. Moss has a unique understanding of our strategies and operations as well as our corporate culture and values as he was one of the original members of the board when Piedmont commenced operations in 1998.

Frank C. McDowell has served as a director of our company since 2008 and as Vice Chairman since January 20, 2010. From 1995 until his retirement in 2004, Mr. McDowell served as President, Chief Executive Officer and Director of BRE Properties, Inc., a self-administered equity REIT, which owns and operates income-producing properties, primarily apartments, in selected Western U.S. markets. From 1992 to 1995, Mr. McDowell was

III-2

chairman and CEO of Cardinal Realty, the nation’s fifteenth largest apartment management company and the nineteenth largest owner of multifamily housing at the time. Additionally, Mr. McDowell served as a director of Eagle Hospitality Trust (NYSE: EHP) from 2006 to 2008 and was a licensed CPA in Texas from 1973 – 1993.

Mr. McDowell brings to the board extensive experience as a CEO within the real estate sector as a result of serving as CEO of BRE Properties and as a result of his experience as head of real estate for First Interstate Bank of Texas and Allied Bancshares. He is very familiar with the public markets including dealing with analysts and institutional investors as well as an in-depth working knowledge of various financial structures and the capital raising process. In addition he has expertise in financial matters and issues given his background as a CPA.

Jeffrey L. Swope has served as a director of our company since 2008. In 1991, Mr. Swope formed Champion Partners Ltd., a nationwide developer and investor of office, industrial and retail properties, where he has served as Managing Partner and Chief Executive Officer since 1991. Mr. Swope also serves on the University of Texas at Austin Business School Advisory Board and as a Trustee of the Business School Foundation at the University.

As a nationwide developer of real estate property , Mr. Swope has handled the acquisition, financing, leasing and management of over 50 million square feet of real estate during his 35 year career in the commercial real estate industry and thus brings extensive experience in virtually all aspects of real estate and a wealth of knowledge regarding the individual geographic markets in which Piedmont currently owns or may own property. His development expertise will also be beneficial to Piedmont in the event that we pursue development strategies in the future. He also has an extensive personal network of contacts throughout the real estate industry given his involvement in many industry groups such as the Real Estate Roundtable, Urban Land Institute (ULI), the National Association of Industrial and Office Properties (NAIOP), and the University of Texas.

III-3

Donald A. Miller, CFA, has served as our Chief Executive Officer, President, and a member of our board of directors since 2007. From 2003 to 2007, Mr. Miller was the Chief Real Estate Officer for Wells Real Estate Funds. Prior to joining Wells Real Estate Funds, Mr. Miller joined and ultimately headed the U.S. equity real estate operations, including acquisitions, dispositions, financing and investment management, of Lend Lease, a leading international commercial office, retail and residential property group from 1994 to 2003. Prior to joining Lend Lease, Mr. Miller was responsible for regional acquisitions for Prentiss Properties Realty Advisors, a predecessor entity to Prentiss Properties Trust, a publicly traded, self-administered and self-managed real estate investment trust (which was acquired by Brandywine Realty Trust in 2005). Mr. Miller is a member of Urban Land Institute (ULI), National Association of Industrial and Office Properties (NAIOP) and the National Association of Real Estate Investment Trusts (NAREIT).

Through his experience serving as Chief Real Estate Officer for Wells Real Estate Funds as well as his work at Lend Lease, Prentiss Properties, and managing real estate investments for Delta Air Lines, Mr. Miller brings to the board 25 years of experience in dealing with virtually all aspects of real estate acquisition, financing, management, leasing, disposition as well as both portfolio and asset management experience. He also has an extensive personal network of contacts throughout the real estate industry given his involvement in ULI, NAIOP and NAREIT. Mr. Miller is very knowledgeable about each of the individual geographic markets in which Piedmont currently owns or may own property. In addition, he has extensive financial expertise given his Chartered Financial Analyst designation and great insight into our strategies and operations as well as our corporate culture and values given his almost seven years of service to Piedmont.

Robert E. Bowers has served as our Chief Financial Officer since 2007. Mr. Bowers is also responsible for management of our information technology, risk management and human resource functions. From 2004 until 2007, he served as Chief Financial Officer and Vice President of Wells Real Estate Funds and was a Senior Vice President of Wells Capital. Prior to joining Wells REF and Wells Capital in 2004, Mr. Bowers served as a CFO for various public companies and as a business financial consultant providing strategic financial counsel to a range of organizations, including venture capital funds, public corporations and businesses considering listing on a national securities exchange. Mr. Bowers is a Certified Public Accountant.

Laura P. Moon has served as our Senior Vice President and Chief Accounting Officer since 2007. In this role she is responsible for all general ledger accounting, financial and tax reporting functions. Prior to joining us, Ms. Moon had been Vice President and Chief Accounting Officer at Wells Real Estate Funds since 2005 where she had responsibility for all general ledger accounting, financial and tax reporting, and internal audit supervision for 19 public registrants as well as several private real estate partnerships. From 2003 to 2005, Ms. Moon served as Senior Director of Financial Planning and Analysis for ChoicePoint, Inc. (since February 2008, a wholly-owned subsidiary of Reed Elsevier), which provides technology, software, information and marketing services to help manage economic and physical risks. Ms. Moon is a Certified Public Accountant.

Raymond L. Owens has served as our Executive Vice President—Capital Markets since 2007. In this capacity, Mr. Owens is responsible for acquisition, disposition and financing activities of our company. Prior to joining us, Mr. Owens spent five years as a Managing Director—Capital Markets for Wells Real Estate Funds, where he oversaw its western regional acquisition team and its real estate finance team. Prior to joining Wells Real Estate Funds, Mr. Owens served as Senior Vice President for PM Realty Group from 1997 to 2002, overseeing all management operations in Atlanta, Washington, D.C., Chicago, and New York. Before joining PM Realty Group, Mr. Owens served as Vice President at General Electric Asset Management, where he managed and negotiated dispositions as well as third-party, nonrecourse financing for real estate assets. Mr. Owens is a member of the National Association of Real Estate Investment Managers (NAREIM), the National Association of Industrial & Office Properties (NAIOP), the Urban Land Institute (ULI), and the Mortgage Bankers Association (MBA).

III-4

Carroll A. (“Bo”) Reddic, IV has served as our Executive Vice President for Real Estate Operations since 2007. His responsibilities include leading our company’s asset and property management divisions. Additionally, he provides oversight to our company’s construction management and tenant relationship functions. From 2005 to 2007, Mr. Reddic was a Managing Director in the Asset Management Department at Wells Real Estate Funds, where he was responsible for supervising the firm’s asset management function in its Midwest and South regions. Prior to joining Wells Real Estate Funds, Mr. Reddic was an Executive Director with Morgan Stanley (including the predecessor companies of The Yarmouth Group and Lend Lease Real Estate Investments) from 1990 to 2004, where he served as portfolio manager for domestic commingled investment funds and international separate account portfolios. Mr. Reddic is a member of the National Association of Industrial & Office Properties (NAIOP), the Urban Land Institute (ULI), BOMA and CoreNet Global.

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

The Audit Committee

Our board of directors has established a standing audit committee comprised of Messrs. Woody (Chairman), Keogler and Moss. Each member of the audit committee meets the independence, experience, financial literacy and expertise requirements of the NYSE, the Sarbanes-Oxley Act of 2002, the Exchange Act, and applicable rules and regulations of the SEC, all as in effect from time to time as well as the independent director requirements set forth in our Corporate Governance Guidelines. The board of directors has determined that Mr. Woody satisfies the requirements for an “audit committee financial expert” as defined by the rules and regulations of the SEC.

The audit committee operates pursuant to a written charter adopted by our board of directors, a copy of which is available on our website at www.piedmontreit.com. The primary responsibilities of the audit committee, as set forth in the committee’s charter, include the following:

•

assisting the board of directors in the oversight of (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the system of internal controls which our management has established; (4) the qualification, independence and performance of our independent auditors; and (5) the performance of our internal audit function;

•	maintaining a free and open means of communication among our independent auditors, our management, our internal audit department and our board of directors;

•

reviewing and discussing with management and the independent auditor our annual audited financial statements, and, based upon such discussions, recommending to the board of directors that our audited financial statements be included in our annual report on Form 10-K;

•	reviewing and discussing with management and the independent auditor our quarterly financial statements and each of our quarterly reports on Form 10-Q;

•	preparing an audit committee report for inclusion in our annual Proxy Statements for our annual stockholder meetings;

•	appointing, compensating, overseeing, retaining, discharging and replacing our independent auditor;

•	pre-approving all auditing services, and all permitted non-audit services, performed for us by the independent auditor; and

•	overseeing our code of business conduct and ethics

III-5

Corporate Governance Guidelines and Code of Ethics

Our board of directors, upon the recommendation of the nominating and corporate governance committee, has adopted corporate governance guidelines establishing a common set of expectations to assist the board of directors in performing their responsibilities. The corporate governance policies and guidelines, which meet the requirements of the NYSE’s listing standards, address a number of topics, including, among other things, director qualification standards, director responsibilities, the responsibilities and composition of the board committees, director access to management and independent advisers, director compensation, and evaluations of the performance of the board. Our board of directors has also adopted a code of ethics, including a conflicts of interest policy that applies to all of our directors and executive officers including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics meets the requirements of a “code of ethics” as defined by the rules and regulations of the SEC. A copy of our corporate governance guidelines and our code of ethics is available on our website at www.piedmontreit.com. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waivers.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to file reports of ownership and changes in ownership of such stock with the SEC. Based solely on our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to fiscal year 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

Piedmont’s Funds From Operations (“FFO) per share before considering the impact of impairment charges decreased from $1.86 to $1.75 per share on a fully diluted basis from 2008 to 2009, which equates to a 6.1% decrease. Although FFO decreased, we exceeded the performance of eleven of the twelve companies in our peer group (see definition and discussion of the companies which comprise our peer group below) who had reported year end results as of the time of this filing and exceeded the median FFO growth of our peer group by a material amount. Though recognizing that we performed well relative to our peer group in 2009, our compensation committee placed heavy reliance on the overall deterioration of the commercial office market in general, and, in consultation with our independent compensation consultant, determined that short-term incentive compensation awards for 2009 would be paid at below target levels. During 2009, our compensation committee made restricted stock awards pursuant to our 2008 long-term incentive plan at above target levels based on strong performance against the performance metrics our compensation committee had established for the 2008 plan. Restricted stock awards related to the 2009 long-term incentive plan will not be made until May 2010 when all of the information necessary to calculate actual performance against the performance metrics established by our compensation committee becomes available.

The following Compensation Discussion and Analysis explains our compensation philosophy, objectives, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers, whom we refer to collectively as our named executive officers (“NEOs”), as determined in accordance with applicable SEC rules.

Compensation Committee Members, Independence and Responsibilities

Our executive compensation program is administered by the compensation committee of our board of directors. The compensation committee is comprised solely of non-employee directors who meet (i) the independence requirements of the NYSE; (ii) the “non-employee director” requirement for the purposes of Rule 16b-3 under the Securities and Exchange Acts of 1934, as amended; (iii) the “outside director” requirements for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended; and (iv) the “independent director” requirements set forth in our Corporate Governance Guidelines. The members of the compensation committee currently include Donald S. Moss (Chairman), Wesley E. Cantrell, Frank C. McDowell, and Jeffrey L. Swope.

III-6

The compensation committee sets the overall compensation strategy and compensation policies for our executive officers and directors. The compensation committee has the authority to determine the form and amount of compensation appropriate to achieve our strategic objectives, including salary, bonus, incentive or performance-based compensation, and equity awards. The compensation committee reviews its compensation strategy annually to confirm that it supports our objectives and stockholders’ interests and that executive officers are being rewarded in a manner that is consistent with our strategy.

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

If the compensation committee deems it advisable, it can make recommendations to the board of directors with respect to the compensation of executive officers other than the Chief Executive Officer for final approval and if directed by the board, other independent members of the board may assist the compensation committee with the determination of compensation levels.

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

Role of the Compensation Consultant

In carrying out its responsibilities and as permitted by its charter, the compensation committee has engaged a compensation consultant employed by Towers Watson (formerly Watson Wyatt), a nationally recognized

III-7

compensation consulting firm, to assist us in analyzing competitive executive compensation levels and evaluating and implementing our compensation program. Our compensation consultant has not been engaged by management to perform any work on behalf of management during 2009. The compensation committee considers our compensation consultant to be independent.

During 2009, our compensation consultant met with both management (at the request of the compensation committee to act as a liaison or prepare information) and the compensation committee jointly as well as individually and provided advice and recommendations regarding our Short and Long Term Incentive Compensation Plans for our employees, including our named executive officers. Our compensation consultant also provided our compensation committee input on our director compensation program as well as competitive market compensation data and recommendations for pay levels for each component of our executive compensation program.

Our compensation consultant also provided advice and recommendations surrounding our awards to both our named executive officers and our employee base as a whole. The compensation consultant attends compensation committee meetings as appropriate and consults with our compensation committee Chairman, and our Director of Human Resources, our Chief Executive Officer, and senior management team (as directed by the Compensation Committee) on compensation related issues.

We anticipate that our compensation consultant will have a similar role in 2010.

Market Reference Data

During 2009 our compensation consultant provided competitive market compensation data from proxy statements and Form 4 filings from a peer group of 13 publicly-traded REITS with a substantial office portfolio recommended by our compensation consultant. The peer group consisted of the following companies:

• Brandywine Realty Trust	• Kilroy Realty Corporation

• Brookfield Properties	• Liberty Property Trust

• Corporate Office Properties Trust	• Mack-Cali Realty Corporation

• Cousins Properties Incorporated	• Maguire Properties, Inc

• Douglas Emmett, Inc.	• Parkway Properties

• Duke Realty Corporation	• SL Green Realty Corp

• Highwoods Properties, Inc.

For 2009, the compensation committee approved including Brookfield Properties, Liberty Property Trust, and Parkway Properties, and eliminating Lexington Corporate Properties. All other companies are consistent with 2008. Based on an analysis comparing Piedmont to the peer group set forth above, Piedmont ranked at the 63rd and 88th percentile based on total capitalization and 2009 estimated Funds from Operations per share growth, respectively, with a higher percentile rank representing larger relative size and better relative performance.

In general, the peer group data serves as the primary market data point for our Chief Executive Officer and Chief Financial Officer’s compensation based on positional match. Because sufficient position matches were not available for the Executive Vice Presidents and Chief Accounting Officer, these positions were matched to the peer group data based on highest paid ranking, which generally reflects organizational hierarchy, and to position matches according to the National Association of Real Estate Investment Trust (“NAREIT”) compensation survey data based on the most recent survey available at the time the data was presented to the compensation committee.

Our compensation committee considers peer data as one factor in making decisions about our named executive officers’ compensation. The compensation committee also considers other factors such as each executive officer’s experience, scope of responsibilities, performance and prospects; internal equity in relation to other executive officers with similar levels of experience, scope of responsibilities, performance, and prospects; and individual performance of each named executive officer during their tenure with Piedmont. In general it is our objective to target our executive officers total direct compensation, which we define as base salary, short-term cash incentive compensation and long-term equity compensation, to the median of the peer group; however, in determining

III-8

executive officer pay levels, we take into consideration each NEO’s individual tenure and overall experience in their respective roles.

On average across the group of our named executive officers, our total direct compensation paid (based on 2009 base salary and 2008 Short Term Incentive Compensation (“STIC”) and Long Term Incentive Compensation (“LTIC”) payments which were the most recent available as of the date of the analysis) was at the 21st percentile relative to the peers on an absolute basis and at the 20th percentile when measured as a percentage of total capitalization. Our compensation committee also noted that executives within the peer group in some cases receive significant value in “other” compensation which can include items such as the value of perquisites, supplemental retirement benefits, dividends paid on unvested restricted shares, and other special one-time payments. As we have not historically paid any such items, other compensation was not included in the peer comparison noted above.

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

Summary of Employment Agreements with our Named Executive Officers

We are currently party to employment agreements with each of our named executive officers. These agreements were put in place in 2007 and renewed during 2009 with no changes. Base salaries and target short-term cash incentive compensation (expressed as a percentage of their base salary) for the named executive officers for 2009 were as follows:

		Annual Short-Term Cash Incentive Compensation as a % of Base Salary
Name and Position	Annual Base Salary	Threshold	Target	Maximum

Donald A. Miller, CFA Chief Executive Officer	$624,000	50%	100%	175%

Robert E. Bowers Chief Financial Officer	$410,000	40%	80%	120%

Laura P. Moon SVP and Chief Accounting Officer	$209,000	25%	50%	75%

Raymond L. Owens EVP—Capital Markets	$235,000	35%	70%	105%

Carroll A. Reddic, IV EVP—Real Estate Operations	$237,500	35%	70%	105%

Term. The Chief Executive Officer’s employment agreement was effective February 2, 2007 and the other named executive officer employment agreements were effective April 16, 2007. The initial employment periods ended on December 31, 2009 and were automatically extended for one year. The agreements will continue to renew for successive one-year periods, unless either party gives 90 days written notice prior to the end of the renewal term or his or her employment otherwise terminates in accordance with the terms of the agreement.

Forfeitures. If we are required to prepare an accounting restatement due to our material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, Messrs. Miller and Bowers and

III-9

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

Benefits. All of our named executive officers participate in the health and welfare benefit programs, including medical, dental and vision care coverage, disability, long-term care and life insurance, and our 401(k) plan that are generally available to the rest of our employees. We do not have any special benefits or retirement plans for our named executive officers other than an annual physical for our Chief Executive Officer.

Severance. Each of our named executive officers is entitled to receive severance payments under certain circumstances in the event that their employment is terminated. These circumstances and payments are described below under “Potential Payments Upon Termination or Change of Control.” Our compensation committee believes that the negotiation of these severance payments was an important factor in attracting the named executive officers to join us in 2007.

Elements of 2009 Executive Compensation

The following is a discussion of the base salary, short-term cash incentive compensation and long-term equity compensation that we paid to the named executive officers for 2009.

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

For 2009, management recommended and the compensation committee accepted a pay freeze for our named executive officers based on current market conditions and pressure on commercial real estate rents and valuations in general.

In addition to an annual base salary review, the compensation committee may also consider a base salary review upon a promotion or other change in job responsibility; however no such adjustments were made during 2009.

III-10

Short-Term Cash Incentive Compensation Plan. The employment agreements described above provide for target bonuses for each of the named executive officers as a percentage of such named executive officer’s annual base salary. Under our Short-Term Incentive Compensation Plan (the “STIC Plan”), the actual bonuses earned under these employment agreements may be increased or decreased based on performance against performance objectives set by the compensation committee at the beginning of each year.

Under the 2009 STIC Plan, there were four measures considered. Three of the measures were based on specific corporate metrics measured on a quantitative basis and the fourth measure, Board Discretion, is considered on a qualitative basis. The maximum performance goals are the same for all of our NEOs with the exception of our Chief Executive Officer for whom our compensation committee established higher maximum performance goals for each measure to provide additional incentive to our CEO to lead our company to its highest performance. The following table sets forth the actual performance as compared to the minimum, target, and maximum goals for the three quantitative performance metrics set by the compensation committee for each NEOs and the weighting assigned to each measure for the 2009 STIC Plan:

	Goal				Actual Performance	Weight
Measure	Threshold	Target	Maximum
Adjusted Net Income	$245.1	$272.3	$299.6	(1)	$272.4	x 25%
FFO Growth Relative to Peer Group	(25.2)%	(15.2)%	(5.2	)%(1)	(6.1)%	x 25%
Weighted Average Committed Capital Per Sq. Foot	$4.20	$3.82	$3.44	(1)	$3.35	x 20%
Board Discretion	Qualitative	Qualitative	Qualitative		Qualitative	x 30%

Total						100%

(1)

The Maximum goals for our Chief Executive Officer for 2009 were: $313.2 million for the Adjusted Net Income metric; (.2%) % for the FFO Growth Relative to Peer Group metric; and $3.25 for the Weighted Average Committed Capital Per Sq. Foot metric.

Adjusted Net Income (“ANI”) is an internally defined performance metric derived from our annual budget which mirrors the calculation of the widely recognized Funds From Operations (“FFO”) metric that is used in the real estate industry, with the exception that certain non-recurring items such as lease termination income and expense and impairment charges are either removed or matched to occur in the same period regardless of when such items would be recognized in an FFO calculation.

FFO growth relative to the peer group set forth above is considered important because a company’s ability to grow FFO from year to year is one indicator of the multiple that will be assigned to our company when an equity analyst values our company’s securities. The definition of FFO used for purposes of this metric excludes impairment charges. The target performance level for this metric was equal to the median of the peer group.

Weighted Average Committed Capital per Square Foot measures the future capital outlays that our management team has committed to in order to execute leases during the current year. This metric serves as a cross-check to ensure that management does not trade long-term capital expenditures to procure short-term growth in FFO. The target performance level for this metric is based on goals for commitments that are market specific and the weighted average performance goal is a function of the level of actual leasing activity in the respective markets.

The Board Discretion component is considered important as it allows the Board of Directors to appropriately reward aspects of the management team’s performance that may not be captured through the use of the quantitative metrics.

In general, the compensation committee established targets for the above metrics that were considered achievable, but not without above average performance.

In February 2010, company and individual performance for the 2009 service period was assessed in accordance with the terms of the 2009 STIC Plan by the compensation committee and awards to each of the named executive officers were made as follows:

III-11

Name	2009 Target Bonus ($)	2009 Actual Bonus ($)
Mr. Miller	624,000	607,339
Mr. Bowers	328,000	311,764
Ms. Moon	104,500	99,327
Mr. Owens	164,500	156,357
Mr. Reddic	166,250	158,021

The Committee determined each executive’s actual award set forth above based on actual performance for the three performance metrics under the 2009 STIC Plan as shown in the table above with the exception of the FFO growth relative to a peer group. For the relative FFO growth component, the committee determined that even though we outperformed the majority of the companies in our peer group’s FFO growth, actual FFO growth for Piedmont was still negative; therefore, the committee determined to limit the payout allocated to the relative FFO growth component at target for 2009. For the Board Discretion component, the committee determined that payout should be made at 50% of target after considering current market conditions and pressure on commercial real estate rents and valuations in general. The Committee further determined that the calculated payout for each of the NEOs was appropriate after considering each NEO’s performance review by the CEO and the Committee’s subjective assessment of their individual contributions to Piedmont during 2009.

Long-Term Incentive Compensation Plan. The objective of our Long-Term Incentive Compensation Plan (“LTIC Plan”) is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies and that is designed to encourage each of our named executive officers, as well as our broader employee base, to balance long-term company performance with short-term company goals and to foster employee retention.

2007 Omnibus Incentive Plan. During 2007, our stockholders approved, and our board of directors subsequently adopted, the 2007 Omnibus Incentive Plan. The plan was designed in consultation with our compensation consultant and is intended to provide us with the flexibility to offer performance-based compensation, including stock and cash-based incentive awards, as part of an overall compensation package to attract, motivate, and retain qualified personnel. Officers, employees, non-employee directors, and consultants of ours and our subsidiaries are eligible to be granted cash awards, stock options, stock appreciation rights, restricted stock, deferred stock awards, other stock-based awards, dividend equivalent rights, and performance-based awards under the plan at the discretion of our compensation committee.

The compensation committee considered that, as a REIT, the grant of restricted stock awards is appropriate because our high dividend distribution requirements lead to a significant portion of our total stockholder return being delivered through our dividends. In addition, during 2009 our stock was not traded on a national or over-the-counter exchange so daily valuations necessary to administer option plans are not available. In the future, we anticipate that any additional awards granted will continue to be in the form of restricted stock although we may consider other equity and cash-based programs to the extent they more effectively meet our program objectives and provide more favorable tax treatment to us or the individual employee. We feel that appropriately designed equity awards, particularly those with future vesting provisions, align our employees’ interests with our own interests and those of our stockholders, thereby motivating their efforts on our behalf and strengthening their desire to remain with us.

Grants in 2009. On May 6, 2009 the compensation committee granted equity awards pursuant to our LTIC Plan. Awards were in the form of restricted stock and were granted in accordance with the terms of the 2007 Omnibus Incentive Plan described above. Of the awards granted, 25% vests immediately, while the remaining 75% vests ratably over the next three years on the grant anniversary date. For information on the number of shares of restricted stock granted to each of the named executive officers during 2009, see “Grants of Plan Based Awards” below.

The compensation committee had previously established five performance measures for 2008 to be considered in determining the 2009 grant. While such measures establish a framework to evaluate the Company’s performance, the pool of shares granted is established on the grant date given the compensation committee’s discretion in determing the total pool irrespective of actual performance. The following table sets forth the target goals for the three quantitative measures and weights assigned to each measure as well as the actual results for each performance measure:

III-12

Measure	Actual	Goal						Weight
		Minimum		Target		Maximum
Adjusted Net Income	$285.6	$252.5		$280.6		$308.7		x 20%
Annual Comparison to NCREIF Office sub-index	(7.94)%	(12.29	)%(3)	(7.29	)%(1)	(2.29	)%(2)	x 20%
Return on Invested Capital	7.83%	5.10%		7.6%		10.10%		x 20%
Performance Against Stated Liquidity Objectives	See discussion below	Qualitative		Qualitative		Qualitative		x 20%
Board Discretion	See discussion below	Qualitative		Qualitative		Qualitative		x 20%

Total								100%

(1)	Represents the NCREIF Office Sub-Index return for the year ended December 31, 2008
(2)	Based on outperforming the NCREIF Office Sub-Index return (targeted return) by 5%.
(3)	Based on underperforming the NCREIF Office Sub-Index return (targeted return) by 5%.

Adjusted Net Income (“ANI”) is an internally defined performance metric derived from Piedmont’s annual budget which mirrors the calculation of the widely recognized Funds From Operations (“FFO”) metric that is used in the real estate industry with the exception that certain non-recurring items such as lease termination income and expense and impairment charges are either removed or matched to occur in the same period regardless of when such items would be recognized in an FFO calculation.

The Annual Comparison to the National Council of Real Estate Investment Fiduciaries (“NCREIF”) Office sub-index is important because it compares our company’s annual dividend income as well as appreciation or depreciation of our underlying assets (as measured by comparing our Net Asset Value at December 31, 2008 to our Net Asset Value at December 31, 2007) to that of a broader private office market index. Target performance was defined as delivering a return equal to that of the index.

Return on Invested Capital (defined as Earnings Before Interest and Depreciation as a percentage of our gross assets) compares our return with a target that approximates our weighted average cost of capital and is considered important because it measures how efficiently we deploy the capital that we have raised.

In general, the targets that the compensation committee established for the above quantitative metrics were considered achievable, but not without above average performance. For example, Adjusted Net Income is highly dependent on the achievement of certain leasing goals and the close management of operating and interest expense. The annual comparison to NCREIF office sub-index target is objectively determined based on the performance of the broader office market and the Return on Invested Capital target is objectively determined by calculating our overall weighted average cost of capital.

Our Performance Against Stated Liquidity Objectives included specific goals such as continuing to internalize additional functions previously performed by our former advisor, increasing the percentage of our properties in certain concentration markets and pursuing certain investment and capital raising strategies that the Board of Directors deemed important to our overall short and long-term liquidity objectives. The compensation committee subjectively determined that the management team had met approximately 2/3 of these goals during the year ended December 31, 2008.

The Board Discretion component allows the compensation committee to appropriately recognize aspects of the management team’s performance that may not be captured through the use of the quantitative metrics.

As noted above, the metrics established in 2008 represented a framework for consideration in determining the annual grant. For the 2009 grant, the compensation committee reduced the total calculated pool for each officer by 15% primarily to reflect the 15% reduction in the Company’s net asset value from December 31, 2007 to December 31, 2008.

III-13

The targeted number of shares that each NEO is eligible to earn under the LTIC were determined in 2009 based on recommendations from our compensation consultant regarding comparability with awards to officers of our peer group of office REITs as well as taking into consideration each officer’s salary and experience level. The actual number of shares that each individual NEO earned was determined by increasing or decreasing the targeted number of shares established by our compensation committee based on actual performance against the performance measures included in the LTIC Plan as set forth above based on pre-established increments for each measure. For the number of stock awards granted, see the “Grants of Plan Based Awards” table below. The compensation committee believes these awards promote a performance-focused culture by rewarding employees based upon achievement of company and individual performance, but also motivate our employees to remain with us for an extended period of time as, although the magnitude of the award is performance based, the employee must satisfy additional tenure requirements for the entire award to vest.

2009 LTIC Plan. The LTIC Plan for 2009 provided for the following four performance measures to be considered with the noted target goals for the three quantitative measures and weights assigned to each measure:

Measure	Goal			Weight
	Minimum	Target	Maximum
Adjusted Net Income Target	$245.1	$272.3	$299.6	x 25%
Annual Comparison to NCREIF Office sub-index	Underperform Target by five percentage points	Match the return of the sub- index (-19.1%)	Outperform Target by five percentage points	x 25%
Return on Invested Capital	5.10%	7.6%	10.10%	x 20%
Board Discretion	Qualitative	Qualitative	Qualitative	x 30%

				100%

The threshold, target, and maximum dollar value of the restricted stock awards that each of our named executive officers may earn is set forth in the “Grants of Plan Based Awards” table below.

III-14

Upon the collection of all data which factors into the performance measures set forth above, the actual overall pool of shares available to be awarded for 2009 performance will be calculated based on actual performance against the measures above. Individual awards to each of the named executive officers will ultimately be determined by the compensation committee in May 2010.

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

2009 Executive Compensation Tables

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2009 and 2008 and during the fiscal year 2007 from their respective employment dates by our named executive officers:

SUMMARY COMPENSATION TABLE FOR 2009

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(4)	Total ($)

Donald A. Miller, CFA Chief Executive Officer and President	2009		624,000	—	1,377,208	607,339	(2)	35,993	2,644,540
	2008		624,000	—	1,125,534	682,648		27,032	2,459,214
	2007	(1)	565,385	565,000	940,076	—		9,717	2,080,178

Robert E. Bowers Chief Financial Officer, Executive Vice President, Treasurer and Secretary	2009		410,000	—	550,886	311,764	(2)	32,280	1,304,930
	2008		410,000	—	385,998	334,228		23,481	1,153,707
	2007	(1)	275,385	228,000	550,288	—		7,406	1,061,079

Laura P. Moon Senior Vice President and Chief Accounting Officer	2009		209,000	—	157,398	99,327	(2)	21,539	487,264
	2008		209,000	—	128,067	106,484		10,944	454,495
	2007	(1)	138,395	86,000	229,287	—		6,255	459,937

Raymond L. Owens Executive Vice President—Capital Markets	2009		235,000	—	196,744	156,357	(2)	26,383	614,484
	2008		235,000	—	144,301	167,623		23,456	570,380

III-15

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(4)	Total ($)
	2007	(1)	154,904	112,000	642,003	—		11,385	920,292

Carroll A. Reddic, IV Executive Vice President—Real Estate Operations	2009		237,500	—	196,744	158,021	(2)	20,920	613,185
	2008		237,500	—	162,340	169,407		14,630	583,877
	2007	(1)	154,904	112,000	229,287	—		5,915	502,106

(1)	Represents amounts earned in 2007 from date of employment as an executive officer of Piedmont (February 2, 2007 for our CEO and April 16, 2007 for all of our other named executive officers).
(2)	Represents payments made in February 2010 under our STIC Plan for the service year ended December 31, 2009.
(3)

Represents the aggregate grant date fair value of restricted stock awards granted during 2009, 2008 and 2007 estimated as the total expense to be recognized for financial statement reporting purposes for each grant calculated in accordance with FASB ASC Topic 718, Share-Based Payments. Pursuant to SEC rules the values are not reduced by an estimate for the probability of forfeiture. As our stock was not traded during 2009, 2008, or 2007, we estimated the fair value of the 2009, 2008, and 2007 awards on their respective grant dates based on an assumed share price of $30, $26.10, and $22.20 per share, respectively, reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate.

(4)	All other compensation for 2009 was comprised of the following:

Name and Principal Position	Year	Matching Contributions to 401(k) ($)	Premium for Company Paid Life Insurance ($)	Dividends Paid on Restricted Stock Awards Vesting Subsequent to Original Grant Date ($)	Total Other Compensation ($)
Donald A. Miller, CFA	2009	16,500	216	19,277	35,993
Robert E. Bowers	2009	22,000	216	10,064	32,280
Laura P. Moon	2009	16,500	216	4,823	21,539
Raymond L. Owens	2009	16,500	216	9,667	26,383
Carroll A. Reddic, IV	2009	16,500	216	4,204	20,920

The above benefits and dividends were paid pursuant to the same benefit plans offered to all of our employees and at the same dividend rate as all of our stockholders, respectively.

Plan-Based Awards

The table below sets forth the threshold, target, and maximum awards that each of our named executive officers was eligible to earn for fiscal 2009 under the terms of the 2009 STIC and LTIC Plans as well as shares that were granted in 2009 pursuant to the terms of our 2008 LTIC Plan.

We estimated the fair value of the May 6, 2009 awards on the date of grant based on an assumed share price of $22.20 per share, which was the most recent net asset value of our common stock at the time of grant, reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: (4)
	Grant Date	Threshold	Target	Maximum	Actual	Threshold(3)	Target	Maximum(3)	Number of Shares of Stock	Grant Date Fair Value of Stock Awards
Donald A. Miller, CFA

2009 STIC Plan		$312,000	$624,000	$1,092,000	$607,339
2009 LTIC Plan						$175,000	$1,750,000	$1,925,000

2008 LTIC Plan (awarded in 2009)	May 6, 2009								67,695	$1,377,208

Robert E. Bowers
2009 STIC Plan		$164,000	$328,000	$492,000	$311,764
2009 LTIC Plan						$70,000	$700,000	$770,000

2008 LTIC Plan (awarded in 2009)	May 6, 2009								27,078	$550,886

Laura P. Moon
2009 STIC Plan		$52,250	$104,500	$156,750	$99,327
2009 LTIC Plan						$20,000	$200,000	$220,000

2008 LTIC Plan (awarded in 2009)	May 6, 2009								7,736	$157,398

Raymond L. Owens
2009 STIC Plan		$82,250	$164,500	$246,750	$156,357
2009 LTIC Plan						$25,000	$250,000	$275,000

2008 LTIC Plan (awarded in 2009)	May 6, 2009								9,671	$196,744

Carroll A. Reddic, IV
2009 STIC Plan		$83,125	$166,250	$249,375	$158,021
2009 LTIC Plan						$25,000	$250,000	$275,000

2008 LTIC Plan (awarded in 2009)	May 6, 2009								9,671	$196,744

(1)

Represents cash payout opportunity for 2009 under the STIC Plan. For amounts actually earned by the NEOs, see the column “Non-equity Incentive Plan Compensation” in the Summary Compensation Table above.

III-16

(2)	Represents equity value of payout opportunity under the quantitative measures of the 2009 LTIC Plan. Any amounts earned will be granted in the form of restricted stock in 2010.
(3)

Threshold and Maximum amounts presented do not include any possible future payouts under the LTIC Plan for the Board Discretion component which must be assessed qualitatively as no threshold or maximum has been established for that component.

(4)

Represents grants in 2009 for the 2008 LTIC Plan. Such awards were determined based on an assumed grant date fair value of $22.20 per share which was equivalent to the December 31, 2009 net asset valuation per share, which was the most recent estimated value of the shares available at the time.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding unvested stock awards held by our named executive officers as of December 31, 2009. All stock awards were granted under the 2007 Omnibus Incentive Plan and vest 25% immediately upon grant with the remaining 75% vesting 25% per year on the anniversary of the grant date. No options to purchase shares of our common stock have ever been awarded or granted to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2009

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Donald A. Miller, CFA:
May 18, 2007 award	8,542	123,854
April 21, 2008 award	23,908	346,666
May 6, 2009 award	50,771	736,180

Total	83,221	1,206,700
Robert E. Bowers
May 18, 2007 award	5,000	72,500
April 21, 2008 award	8,199	118,888
May 6, 2009 award	20,309	294,473

Total	33,508	485,861
Laura P. Moon
May 18, 2007 award	2,083	30,208
April 21, 2008 award	2,720	39,445
May 6, 2009 award	5,802	84,136

Total	10,606	153,789
Raymond L. Owens
May 18, 2007 award	5,833	84,583
April 21, 2008 award	3,065	44,445
May 6, 2009 award	7,253	105,169

Total	16,151	234,197
Carroll A. Reddic, IV
May 18, 2007 award	2,083	30,208
April 21, 2008 award	3,448	50,001
May 6, 2009 award	7,253	105,169

Total	12,784	185,378

(1)

As our common stock was not traded as of December 31, 2009, no market value of our stock is available as of fiscal year end 2009. As such, we estimated the market value of shares of stock that have not vested based on an assumed share price on December 31, 2009 equal to $14.50 per share which was the price at which shares were offered in conjunction with our offering of 12,000,000 shares of common stock in February 2010.

III-17

Stock Vested

The following table provides information regarding stock awards made to our named executive officers in 2009 or previous years that vested during the year ended December 31, 2009. No options to purchase shares of our common stock have ever been awarded or granted to our named executive officers. In addition all of our named executive officers have entered into lockup agreements with our underwriters not to sell or otherwise dispose of any of their shares except forfeitures of shares to satisfy income tax withholdings as allowed under the 2007 Omnibus Incentive Plan, including shares acquired upon vesting, until January 30, 2011.

STOCKS VESTED FOR 2009

	Stock Awards
Name	Number of Shares Acquired On Vesting (#)	Value Realized on Vesting ($)(1)
Donald A. Miller, CFA	37,419	830,709
Robert E. Bowers	15,869	352,294
Laura P. Moon	5,378	119,384
Raymond L. Owens	9,784	217,196
Carroll A. Reddic, IV	6,225	138,199

(1)

As our common stock was not traded during 2009, no market value of our stock is available as of the vesting date. As such, we estimated the value realized on vesting based on an assumed share price equal to $22.20 per share which was the most recent net asset value of our common stock available as of each of the respective vesting dates during 2009.

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

III-18

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

•

a material adverse change in the criteria to be applied with respect to the executive’s target annual bonus for fiscal year 2009 and subsequent fiscal years as compared to the prior fiscal year (unless Executive has consented to such criteria) ;

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

III-19

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

The following table summarizes the potential cash payments and estimated equivalent cash value of benefits generally owed to the named executive officers under the terms of their employment agreements described above

III-20

upon termination of those agreements under various scenarios, assuming the event occurred on December 31, 2009. In determining the value of restricted stock awards that would vest on a triggering event, we estimated the market value of shares of stock that have not vested based on an assumed share price on December 31, 2009 equal to $14.50 per share which was the price at which shares were offered in conjunction with our offering of 12,000,000 shares of common stock in February 2010:

Name and Principal Position	Without Cause/For Good Reason(1) ($)	Change-in-Control (Termination Without Cause/For Good Reason)(1) ($)	Non- renewal by Us of Initial or Subsequent Term(1) ($)	Death/Disability(1) ($)
Donald A. Miller, CFA(2)	3,945,547	3,945,547	3,908,001	3,908,001
Robert E. Bowers(3)	2,041,971	2,041,971	2,004,425	2,004,425
Laura P. Moon(4)	517,448	517,448	517,448	517,448
Raymond L. Owens(5)	676,480	676,480	676,480	676,480
Carroll A. Reddic, IV(6)	631,406	631,406	631,406	631,406

(1)

Includes the average of a) the annualized 2007 bonus which was paid in January 2008 for the service period from the date of Internalization (April 16, 2007, except for our Chief Executive Officer, which was February 2, 2007) to December 31, 2007; b) the 2008 bonus which was paid in February 2009 for the calendar 2008 service period; and (c) the 2009 bonus which was paid in February 2010.

(2)	Includes $1,206,700 representing the value of unvested equity awards that would vest upon each triggering event.
(3)	Includes $485,861 representing the value of unvested equity awards that would vest upon each triggering event.
(4)	Includes $153,789 representing the value of unvested equity awards that would vest upon each triggering event.
(5)	Includes $234,197 representing the value of unvested equity awards that would vest upon each triggering event.
(6)	Includes $185,378 representing the value of unvested equity awards that would vest upon each triggering event.

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

III-21

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

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. We do not provide any perquisites to our directors.

Annual Independent Director Equity Awards

On April 26, 2009, the board of directors approved an annual equity award pursuant to the 2007 Omnibus Incentive Plan for each of the independent directors of $42,500 payable in the form of 1,914 shares of our common stock with an estimated value of $22.20 per share for the 2009 award. The annual equity awards were determined based on the advice and recommendation of our compensation consultant considering comparable awards granted to directors of our peer companies as set forth above and were reduced by 15% from previous years primarily to reflect the 15% reduction in our net asset value from 2007 to 2008.

The following table sets forth information regarding the compensation that we paid to our directors during the year ended December 31, 2009. Mr. Miller did not receive any additional compensation for his service as director in 2009.

DIRECTOR COMPENSATION FOR 2009

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Michael R. Buchanan	67,750	42,500	—	110,250
Wesley E. Cantrell	68,500	42,500	—	111,000
William H. Keogler, Jr.	67,500	42,500	—	110,000
Frank C. McDowell	63,500	42,500	—	106,000
Donald S. Moss	76,500	42,500	—	119,000
Jeffrey L. Swope	63,500	42,500	—	106,000
W. Wayne Woody	141,750	42,500	—	184,250

(1)

Amount represents the grant date fair value for financial statement reporting purposes in 2009, in accordance with FASB ASC Topic 718 based on the estimated fair value as of the date of grant. As our common stock was not traded during 2009, the grant date fair value of the restricted stock awards was estimated based on an assumed share price equal to our most recent (at the time of vesting) calculated net asset value of $22.20 per share.

EQUITY COMPENSATION PLAN INFORMATION

Prior to the adoption of the 2007 Omnibus Incentive Plan, we were subject to the 2000 Independent Director Stock Option Plan (the “Director Option Plan”). Effective April 16, 2007, our board of directors suspended the Director Option Plan. Outstanding awards continued to be governed by the terms of the Director Option Plan; however, all awards made subsequent to April 16, 2007 were made under the 2007 Omnibus Incentive Plan. The following table summarizes outstanding director options and shares remaining for future issuance under the 2007 Omnibus Incentive Plan as of December 31, 2009:

III-22

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8,666	$36.00	4,479,073
Equity compensation plans not approved by security holders	—	—	—

Total	8,666	$36.00

III-23

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 28, 2010, our current directors and executive officers beneficially owned the following shares:

	Class A(2)		Class B-1(2)		Class B-2(2)		Class B-3(2)		Total(2)
Name of Beneficial Owner(1)	Shares Beneficially Owned	Percentage	Shares Beneficially Owned	Percentage	Shares Beneficially Owned	Percentage	Shares Beneficially Owned	Percentage	Shares Beneficially Owned	Percentage
Michael R. Buchanan(3)	9,916	*	1,915	*	1,915	*	1,916	*	15,662	*
Wesley E. Cantrell	8,948	*	948	*	948	*	948	*	11,792	*
William H. Keogler, Jr.(4)	11,205	*	7,704	*	7,704	*	7,704	*	34,317	*
Frank C. McDowell	5,790	*	1,790	*	1,790	*	1,790	*	11,160	*
Donald S. Moss(4)	10,558	*	10,557	*	10,557	*	10,557	*	42,229	*
Jeffrey L. Swope	1,017	*	1,017	*	1,017	*	1,017	*	4,068	*
W. Wayne Woody(5)	6,833	*	1,832	*	1,832	*	1,832	*	12,329	*
Donald A. Miller, CFA(6)	32,728	*	17,727	*	17,727	*	17,728	*	85,910	*
Robert E. Bowers(7)	6,691	*	6,491	*	6,491	*	6,491	*	26,164	*
Laura P. Moon(8)	2,764	*	2,764	*	2,764	*	2,764	*	11,056	*
Raymond L. Owens(9)	8,010	*	4,478	*	4,478	*	4,478	*	21,444	*
Carroll A. Reddic(10)	3,872	*	2,872	*	2,872	*	2,872	*	12,488	*

All officers and directors as a group	108,332	*	60,095	*	60,095	*	60,097	*	288,619	*

*	Less than 1% of the outstanding common stock.

(1)	The address of each of the stockholders is c/o Piedmont Office Realty Trust, Inc., 11695 Johns Creek Parkway, Suite 350, Johns Creek, Georgia 30097.
(2)

All of our directors and executive officers have entered into lockup agreements with the underwriters of our recent offering of common stock which prohibit each respective director or officer from selling or otherwise disposing of any of their shares until January 30, 2011.

(3)	Includes options to purchase up to 2,166 shares of common stock, which are exercisable within 60 days of February 28, 2010.
(4)	Includes options to purchase up to 2,333 shares of common stock, which are exercisable within 60 days of February 28, 2010.
(5)	Includes options to purchase up to 1,833 shares of common stock, which are exercisable within 60 days of February 28, 2010.

III-24

(6)	Includes 11,954 shares of restricted common stock issued pursuant to our LTIC Plan, which vest within 60 days of February 28, 2010.
(7)	Includes 4,099 shares of restricted common stock issued pursuant to our LTIC Plan, which vest within 60 days of February 28, 2010.
(8)	Includes 1,360 shares of restricted common stock issued pursuant to our LTIC Plan, which vest within 60 days of February 28, 2010.
(9)	Includes 1,532 shares of restricted common stock issued pursuant to our LTIC Plan, which vest within 60 days of February 28, 2010.
(10)	Includes 1,724 shares of restricted common stock issued pursuant to our LTIC Plan, which vest within 60 days of February 28, 2010.

None of the shares beneficially owned by our directors or executive officers are subject to pledge and no other persons own 5% or greater of our common stock

The information required by Item 201(d) of Regulation S-K was included in Items of the original filing under the caption “Securities Authorised for Issuance under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our Code of Ethics, which is posted on our Web site at www.piedmontreit.com, prohibits directors and executive officers from engaging in transactions that may result in a conflict of interest with us. Our audit and nominating and corporate committees review any transaction a director or executive officer proposes to have with us that could give rise to a conflict of interest or the appearance of a conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K. In conducting this review, these committees ensure that all such transactions are approved by a majority of the board of directors (including a majority of independent directors) not otherwise interested in the transaction and are fair and reasonable to us and on terms not less favorable to us than those available from unaffiliated third parties. No transaction has been entered into with any director or executive officer that does not comply with those policies and procedures. There were no transactions in 2009 that would require disclosure under 404(a).

Director Independence

The NYSE requires each NYSE-listed company to have a majority of independent board members and a nominating/corporate governance committee, compensation committee and audit committee each comprised solely of independent directors. Our board of directors has adopted the NYSE independence standards as part of its corporate governance guidelines, which can be accessed on our website at http://www.piedmontreit.com under the heading “Corporate Governance.” This document is also available in print to any stockholder who sends a written request to that effect to the attention of Robert E. Bowers, Secretary, Piedmont Office Realty Trust, 11695 Johns Creek Parkway, Suite 350, Johns Creek, Georgia 30097.

In accordance with NYSE rules, the board of directors affirmatively determined that each of the following directors is independent within the meaning of the NYSE’s director independence standards, as then in effect:

Michael R. Buchanan

Wesley E. Cantrell

William H. Keogler, Jr.

Frank C. McDowell

Donald S. Moss

Jeffrey L. Swope

W. Wayne Woody

The persons listed above include all of our current directors, other than Mr. Donald A. Miller, our President and Chief Executive Officer.

The board of directors has also determined that each of the current members of our Audit, Compensation, and Nominating and Corporate Governance Committees is independent within the meaning the NYSE’s director independence standards applicable to members of such committees. Additionally, our Audit Committee members satisfy the enhanced independence standards set forth in Rule 10A-3(b)(1)(i) under the Exchange Act and NYSE listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Engagement of Ernst & Young LLP

On May 13, 2009, the Audit committee engaged Ernst & Young as our independent auditors to audit our financial statements for the year ended December 31, 2009. The Audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

Pre-Approval Policies

The Audit committee Charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. Unless a type of

III-25

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

Fees Paid to Principal Auditor

The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services provided by Ernst & Young, including the audits of our annual financial statements, for the years ended December 31, 2009 and 2008, respectively, are set forth in the table below.

	2009	2008
Audit Fees	$878,696	$638,935
Audit-Related Fees	—	—
Tax Fees	293,399	312,697
All Other Fees		—

Total	$1,172,095	$951,632

For purposes of the preceding table, the professional fees are classified as follows:

•

Audit Fees—These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures to be performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports, and other filings with the SEC. The reason for the increase in audit fees from 2008 to 2009 was that 2009 included services provided in conjunction with the filing of our S-11as well as fees related to compliance with Section 404 of the Sarbanes-Oxley Act before certain requirements of Section 404 were deferred to 2010 in late 2009 .

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

III-26

local issues. Services may also include assistance with tax notices, audits and appeals before the IRS and similar state and local agencies.

•	All Other Fees—These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

For the year ended December 31, 2009, all services rendered by Ernst & Young were pre-approved by the audit committee in accordance with the policies and procedures described above.

III-27

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of April 2010.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

III-28

EXHIBIT INDEX

TO

2009 FORM 10-K/A

AMENDMENT No. 1

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002