Form 10-Q
period 2010-03-31
Piedmont Office Realty Trust, Inc.
filed 2010-05-11
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

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

Yes  ☐    No   ☒

Number of shares outstanding of the registrant’s

classes of common stock, as of May 10, 2010:

Class A Common Stock 53,492,828 shares

Class B-1 Common Stock 39,692,706 shares

Class B-2 Common Stock 39,692,749 shares

Class B-3 Common Stock 39,692,788 shares

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

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions and related impairments to the Company’s real estate assets and other intangible assets;

•	The success of our real estate strategies and investment objectives;

•	Availability of financing and banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended; and

•	Other factors, including the risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2009. Piedmont’s results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) March 31, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$651,876	$651,876
Buildings and improvements, less accumulated depreciation of $689,117 and $665,068 as of March 31, 2010 and December 31, 2009, respectively	2,983,477	2,998,323
Intangible lease assets, less accumulated amortization of $145,242 and $147,043 as of March 31, 2010 and December 31, 2009, respectively	89,780	96,269
Construction in progress	12,345	17,059

Total real estate assets	3,737,478	3,763,527
Investments in unconsolidated joint ventures	43,482	43,940
Cash and cash equivalents	76,994	10,004
Tenant receivables, net of allowance for doubtful accounts of $409 and $559 as of March 31, 2010 and December 31, 2009, respectively	128,316	128,442
Notes receivable	59,407	58,739
Due from unconsolidated joint ventures	1,202	1,083
Prepaid expenses and other assets	18,600	21,456
Goodwill	180,097	180,097
Deferred financing costs, less accumulated amortization of $9,981 and $9,285 as of March 31, 2010 and December 31, 2009, respectively	6,509	7,205
Deferred lease costs, less accumulated amortization of $129,869 and $126,678 as of March 31, 2010 and December 31, 2009, respectively	176,325	180,852

Total assets	$4,428,410	$4,395,345

Liabilities:
Line of credit and notes payable	$1,402,525	$1,516,525
Accounts payable, accrued expenses, and accrued capital expenditures	83,172	97,747
Deferred income	39,079	34,506
Intangible lease liabilities, less accumulated amortization of $78,556 and $75,945 as of March 31, 2010 and December 31, 2009, respectively	57,689	60,655
Interest rate swap	2,316	3,866

Total liabilities	1,584,781	1,713,299
Commitments and Contingencies	—	—
Redeemable Common Stock	—	75,164
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of March 31, 2010 or December 31, 2009	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of March 31, 2010 or December 31, 2009	—	—
Class A common stock, $.01 par value; 600,000,000 shares authorized; 53,479,332 shares issued and outstanding as of March 31, 2010; and 39,729,201 shares issued and outstanding at December 31, 2009	534	397
Class B-1 common stock, $.01 par value; 50,000,000 shares authorized; 39,679,332 shares issued and outstanding as of March 31, 2010; and 39,729,201 shares issued and outstanding at December 31, 2009	397	397
Class B-2 common stock, $.01 par value; 50,000,000 shares authorized; 39,679,332 shares issued and outstanding as of March 31, 2010; and 39,729,202 shares issued and outstanding at December 31, 2009	397	397
Class B-3 common stock, $.01 par value; 50,000,000 shares authorized; 39,679,332 shares issued and outstanding as of March 31, 2010; and 39,729,202 shares issued and outstanding at December 31, 2009	397	398
Additional paid-in capital	3,659,257	3,477,168
Cumulative distributions in excess of earnings	(820,878)	(798,561)
Redeemable common stock	—	(75,164)
Other comprehensive loss	(2,316)	(3,866)

Piedmont stockholders’ equity	2,837,788	2,601,166

Noncontrolling interest	5,841	5,716

Total stockholders’ equity	2,843,629	2,606,882

Total liabilities, redeemable common stock, and stockholders’ equity	$4,428,410	$4,395,345

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended March 31,
	2010	2009
Revenues:
Rental income	$112,106	$112,946
Tenant reimbursements	35,081	40,105
Property management fee revenue	753	697
Other rental income	496	—

	148,436	153,748
Expenses:
Property operating costs	55,369	60,131
Depreciation	26,080	25,630
Amortization	11,387	13,442
General and administrative	6,630	7,371

	99,466	106,574

Real estate operating income	48,970	47,174
Other income (expense):
Interest expense	(19,091)	(19,343)
Interest and other income	969	662
Equity in income of unconsolidated joint ventures	737	663

	(17,385)	(18,018)

Net income	31,585	29,156
Less: Net income attributable to noncontrolling interest	(125)	(118)

Net income attributable to Piedmont	$31,460	$29,038

Per share information – basic:
Income from continuing operations	$0.19	$0.18
Income attributable to noncontrolling interest	0.00	0.00

Net income available to common stockholders	$0.19	$0.18

Per share information – diluted:
Income from continuing operations	$0.19	$0.18
Income attributable to noncontrolling interest	0.00	0.00

Net income available to common stockholders	$0.19	$0.18

Weighted-average common shares outstanding – basic	164,992,477	159,705,275

Weighted-average common shares outstanding – diluted	165,200,184	159,878,267

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

(in thousands, except per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Par Amount	Shares	Par Amount
Balance, December 31, 2008	39,908	$399	119,725	$1,197	$3,491,654	$(674,326)	$(112,927)	$(8,957)	$5,254	$2,702,294
Issuance of common stock	1,071	11	3,213	32	107,657	—	—	—	—	107,700
Redemptions of common stock	(1,276)	(13)	(3,829)	(38)	(128,293)	—	—	—	—	(128,344)
Redeemable common stock	—	—	—	—	—	—	37,763	—	—	37,763
Dividends ($1.2600 per share)	—	—	—	—	—	(198,935)	—	—	(16)	(198,951)
Premium on stock sales	—	—	—	—	3,585	—	—	—	—	3,585
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	26	—	79	1	2,565	—	—	—	—	2,566
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	478	478
Components of comprehensive income:
Net income	—	—	—	—	—	74,700	—	—	—	74,700
Loss on interest rate swap	—	—	—	—	—	—	—	5,091	—	5,091

Comprehensive income	—	—	—	—	—	—	—	—	—	79,791

Balance, December 31, 2009	39,729	397	119,188	1,192	3,477,168	(798,561)	(75,164)	(3,866)	5,716	2,606,882
Net proceeds from issuance of common stock	13,800	138	—	—	184,335	—	—	—	—	184,473
Redemption of fractional shares of common stock	(50)	(1)	(150)	(1)	(2,899)	—	—	—	—	(2,901)
Redeemable common stock	—	—	—	—	—	—	75,164	—	—	75,164
Dividends ($0.3150 per share)	—	—	—	—	—	(53,777)	—	—	—	(53,777)
Amortization of unvested shares granted under the 2007 Omnibus Incentive Plan	—	—	—	—	653	—	—	—	—	653
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	125	125
Components of comprehensive income:
Net income	—	—	—	—	—	31,460	—	—	—	31,460
Loss on interest rate swap	—	—	—	—	—	—	—	1,550	—	1,550

Comprehensive income										33,010

Balance, March 31, 2010	53,479	$534	119,038	$1,191	$3,659,257	$(820,878)	$—	$(2,316)	$5,841	$2,843,629

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three months ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$31,585	$29,156
Operating distributions received from unconsolidated joint ventures	1,083	1,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,080	25,630
Other amortization	11,110	13,174
Amortization of deferred financing costs	696	708
Accretion of notes receivable discount	(667)	(366)
Stock compensation expense	653	705
Equity in income of unconsolidated joint ventures	(737)	(663)
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	127	(775)
(Increase) decrease in prepaid expenses and other assets	(4,339)	1,267
Decrease in accounts payable and accrued expenses	(5,820)	(3,142)
Increase in deferred income	4,573	7,165

Net cash provided by operating activities	64,344	73,925
Cash Flows from Investing Activities:
Investments in real estate assets	(9,815)	(9,681)
Investment in mezzanine debt	—	(10,000)
Investments in unconsolidated joint ventures	(8)	—
Deferred lease costs paid	(2,917)	(7,802)

Net cash used in investing activities	(12,740)	(27,483)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1)	(21)
Proceeds from line of credit and notes payable	—	68,000
Repayments of line of credit and notes payable	(114,000)	(76,600)
Net proceeds from issuance of common stock	186,081	23,999
Redemption of fractional shares of common stock	(2,917)	—
Dividends paid	(53,777)	(50,248)

Net cash provided by (used in) financing activities	15,386	(34,870)

Net increase in cash and cash equivalents	66,990	11,572
Cash and cash equivalents, beginning of period	10,004	20,333

Cash and cash equivalents, end of period	$76,994	$31,905

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Reduction in goodwill related to return of common stock used to acquire Piedmont’s former advisor	$—	$(292)
Change in accrued offering costs	$1,608	$—
Accrued capital expenditures and deferred lease costs	$894	$1,087
Discounts applied to issuance of common stock, net of return of common stock used to acquire Piedmont’s former advisor	$—	$4,601
Redeemable common stock	$75,164	$23,999

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

1.	Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner of Piedmont OP and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of March 31, 2010, Piedmont owned interests in 73 office properties, plus eight buildings owned through unconsolidated joint ventures and two industrial buildings. Piedmont’s 73 office properties are located in 19 metropolitan areas across the United States. These office properties comprise approximately 20 million square feet of primarily Class A commercial office space and were approximately 89.6% leased as of March 31, 2010.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results and certain prior period amounts have been reclassified to conform to the current period financial statement presentation. Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont OP, and certain entities in which Piedmont or Piedmont OP has a controlling financial interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2009.

Further, Piedmont has formed numerous special purpose entities to acquire and hold real estate including the entities listed on Exhibit 21 (List of Subsidiaries of the Company) to Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2009. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity, except to the extent that any such assets may be made available by any such special purpose entity pursuant to Piedmont’s cash management system. The assets owned by these special purpose entities are being reported on a consolidated basis with Piedmont’s assets for financial reporting purposes only.

Redeemable Common Stock

Prior to the termination of Piedmont’s share redemption program on February 17, 2010, shares of Piedmont’s common stock were contingently redeemable at the option of the stockholder, subject to certain limitations of the program. Accordingly, Piedmont had recorded redeemable common stock equal to the aggregate fund-to-date amount of proceeds received from its dividend reinvestment plan, less the aggregate fund-to-date amount incurred to redeem shares under Piedmont’s share redemption program as of December 31, 2009. As a result of the termination of the share redemption program during the three months ended March 31, 2010, Piedmont is no longer required to reclassify any of its outstanding common stock to the mezzanine section of its balance sheet.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP related to fair value measurements and disclosures and issued new requirements. The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. These changes in GAAP are effective for annual periods beginning after December 15, 2009, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, whose effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Piedmont does not expect this amendment to have a material effect on its consolidated financial statements.

3.	Recapitalization, Listing and Offering of Common Stock

On January 20, 2010, Piedmont’s stockholders approved an amendment to its charter that provides for the conversion of each outstanding share of Piedmont’s common stock into:

•	1/12th of a share of Piedmont’s Class A common stock; plus

•	1/12th of a share of Piedmont’s Class B-1 common stock; plus

•	1/12th of a share of Piedmont’s Class B-2 common stock; plus

•	1/12th of a share of Piedmont’s Class B-3 common stock.

This transaction is referred to herein as the “Recapitalization” and was effective upon filing the amendment to Piedmont’s charter with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) on January 22, 2010. The Recapitalization had the effect of a 1-for-3 reverse stock split and all prior period share and per share amounts have been retroactively restated to reflect the reverse stock split.

Piedmont refers to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. Piedmont listed its Class A common stock on the New York Stock Exchange (the “NYSE”) on February 10, 2010. Piedmont’s Class B common stock is identical to its Class A common stock except that (i) Piedmont does not intend to list its Class B common stock on a national securities exchange and (ii) shares of its Class B common stock will convert automatically into shares of Class A common stock at specified times, as follows:

•	August 9, 2010, in the case of Class B-1 common stock;

•	November 7, 2010, in the case of Class B-2 common stock; and

•	January 30, 2011, in the case of Class B-3 common stock.

In conjunction with the listing of its Class A common stock on the NYSE during the three months ended March 31 2010, Piedmont offered and subsequently issued 13,800,000 shares of its common stock which resulted in $184.5 million in net offering proceeds to Piedmont.

4.	Notes Receivable

Notes receivable as of March 31, 2010 and December 31, 2009 consists solely of Piedmont’s investments in mezzanine debt. Piedmont recognized interest income for its two investments in mezzanine debt of approximately $1.0 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. Piedmont’s maximum exposure to loss as a result of its investments in mezzanine debt is approximately $59.4 million as of March 31, 2010. See Note 7 below for a description of Piedmont’s estimated fair value of investments in mezzanine debt as of March 31, 2010.

5.	Line of Credit and Notes Payable

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2010 and December 31, 2009 (in thousands):

Facility	Property	Rate(1)	Maturity		Amount Outstanding as of
					March 31, 2010(2)	December 31, 2009
Secured (Fixed)
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%	6/1/2012		$45,000	$45,000
35 West Wacker Building Mortgage Note	35 West Wacker Drive	5.10%	1/1/2014		120,000	120,000
Aon Center Chicago Mortgage Note	Aon Center	4.87%	5/1/2014		200,000	200,000
Aon Center Chicago Mortgage Note	Aon Center	5.70%	5/1/2014		25,000	25,000
Secured Pooled Facility	Nine Property Collateralized Pool(3)	4.84%	6/7/2014		350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%	5/11/2015		105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool(4)	5.50%	4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%	10/11/2016		42,525	42,525
WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%	11/1/2017		140,000	140,000

Subtotal/Weighted Average(5)		5.16%			1,152,525	1,152,525
Unsecured (Variable)
$250 Million Unsecured Term Loan(6)	$250 Million Term Loan	LIBOR + 1.50%(6)	6/28/2010	(7)	250,000	250,000
$500 Million Unsecured Facility(8)	$500 Million Revolving Facility	— (9)	8/30/2011	(10)	—	114,000

Subtotal/Weighted Average(5)		4.97%			250,000	364,000

Total/ Weighted Average(5)		5.13%			$1,402,525	$1,516,525

(1) All of Piedmont’s outstanding debt as of March 31, 2010 and December 31, 2009 is interest-only debt.

(2) Balance outstanding at maturity is the same as that on March 31, 2010, except for the $500 Million Unsecured Facility.

(3) Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 111 Sylvan Drive, 200 Bridgewater Crossing, and Fairway Center II.

(4) Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard .

(5) Weighted average is based on balance outstanding and interest rate at March 31, 2010.

(6) The $250 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into an interest rate swap agreement which effectively fixes the rate on this loan to 4.97% through June 28, 2010. During the three months ended March 31, 2010, Piedmont entered into four forward interest rate swap agreements to effectively fix the rate on the $250 Million Unsecured Term Loan to 2.36% during the one-year extension period described in Note 7 below.

(7) During the three months ended March 31, 2010, Piedmont notified the administrative agent of its intent to extend the loan to June 28, 2011 as permitted under the terms of the loan agreement.

(8) All of Piedmont’s outstanding debt as of March 31, 2010 and December 31, 2009 is term debt with the exception of the $500 Million Unsecured Facility.

(9) Piedmont may select from multiple interest rate options with each draw, including the prime rate and various- length LIBOR locks. All selections are subject to an additional spread (0.475% as of March 31, 2010) over the selected rate based on Piedmont’s current credit rating.

(10) Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 15 basis point extension fee.

During the three months ended March 31, 2010, Piedmont paid in full the balance of $114.0 million on its $500 Million Unsecured Facility. In addition, Piedmont notified its administrative agent of its intent to extend the $250 Million Term Loan to June 28, 2011 as permitted under the terms of the loan agreement and entered into four forward interest rate swap agreements to effectively fix the rate on the $250 Million Unsecured Term Loan at 2.36% during the one-year extension period.

Piedmont made interest payments on all debt facilities totaling approximately $15.9 million and $16.4 million for the three months ended March 31, 2010 and 2009, respectively. Additionally, Piedmont recorded interest rate swap cash settlements related to its $250 Million Unsecured Term Loan as interest expense in the accompanying consolidated statements of operations of approximately $2.0 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively. Piedmont had no capitalized interest for the three months ended March 31, 2010 or 2009. See Note 7 below for a description of Piedmont’s estimated fair value of debt as of March 31, 2010.

6.	Derivative Instruments

Risk Management Objective of Using Derivatives

In addition to operational risks which arise in the normal course of business, Piedmont is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, Piedmont has entered into derivative financial instruments such as interest rate swap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Piedmont’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the three months ended March 31, 2010, Piedmont’s existing interest rate swap agreement was used to hedge the variable cash flows associated with its $250 Million Unsecured Term Loan that matures on June 28, 2010. During the three months ended March 31, 2010, Piedmont notified its administrative agent of its intent to extend the $250 Million Unsecured Term Loan until June 28, 2011, as permitted under the terms of the loan agreement, and entered into four additional forward interest rate swaps that become effective concurrent with the extension of the term loan. A detail of Piedmont’s interest rate swaps that were outstanding as of March 31, 2010 is as follows:

Interest Rate Derivative	Notional Amount (in millions)	Effective Date	Maturity Date
Interest Rate Swap	$250	6/27/2008	6/28/2010
Interest Rate Swap	$100	6/28/2010	6/28/2011
Interest Rate Swap	$75	6/28/2010	6/28/2011
Interest Rate Swap	$50	6/28/2010	6/28/2011
Interest Rate Swap	$25	6/28/2010	6/28/2011

All of the above interest rate swap agreements are designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The effective portion of Piedmont’s derivative financial instruments (interest rate swaps) that was recorded in the accompanying consolidated statement of operations for the three months ended March 31, 2010 and 2009 (in thousands) is as follows:

Derivative in Cash Flow Hedging Relationships (Interest Rate Swap)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from Accumulated OCI into Interest Expense
Three Months Ended March 31, 2010	$471	$(2,021)
Three Months Ended March 31, 2009	$1,057	$(1,884)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three months ended March 31, 2010 or 2009.

Amounts reported in accumulated other comprehensive loss related to Piedmont’s derivatives will be reclassified to interest expense as interest payments are made on the $250 Million Unsecured Term Loan. Piedmont estimates that an additional $2.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.

The fair value of Piedmont’s derivative financial instruments designated as hedging instruments under GAAP (its interest rate swap agreements) as of March 31, 2010 and December 31, 2009 was $2.3 million and $3.9 million respectively and was classified as an “Other Liability” in the accompanying consolidated balance sheet.

Please see the accompanying statement of stockholders’ equity for a roll forward of Piedmont’s Other Comprehensive Loss account.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation. As of March 31, 2010, the fair value of the derivatives in liability positions related to this agreement was approximately $2.3 million. If Piedmont breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $2.4 million.

7.	Fair Value Measurements

Piedmont considers its cash, accounts receivable, notes receivable, accounts payable, interest rate swap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010		As of December 31, 2009
Financial Instrument	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents	$76,994	$76,994	$10,004	$10,004
Accounts Receivable	$128,316	$128,316	$128,442	$128,442
Notes Receivable	$59,407	$44,797	$58,739	$44,500
Accounts Payable	$12,075	$12,075	$12,170	$12,170
Interest Rate Swap Agreements	$2,316	$2,316	$3,866	$3,866
Line of Credit and Notes Payable	$1,402,525	$1,360,802	$1,516,525	$1,436,060

Piedmont’s interest rate swap agreements discussed in Note 6 above were the only financial liabilities carried at fair value as of March 31, 2010 and December 31, 2009. The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments, that both Piedmont and the counterparties were at risk for as of the valuation date. This total expected exposure was then discounted using discount factors that contemplate the creditworthiness of Piedmont and the counterparties to arrive at a credit charge. This credit charge was then netted against the value of the derivative financial instruments determined using the discounted cash flow analysis described above to arrive at a total estimated fair value of the interest rate swap agreements. As of March 31, 2010 and December 31, 2009, the credit valuation adjustment did not comprise a material portion of the fair values of the derivative financial instruments; therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider its derivative financial instruments to be Level 3 Liabilities.

8.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain lease agreements contain provisions that require Piedmont to issue corporate guarantees to provide funding for such capital improvements. We anticipate funding approximately $118.9 million in potential obligations for tenant improvements related to our existing lease portfolio over the respective lease terms, much of which we estimate may be required to be funded over the next five years. For most of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to us.

Contingencies Related to Tenant Audits

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded a recovery of $0.1 million and reserves of $0.5 million as a component of tenant reimbursement income during the three months ended March 31, 2010 and 2009, respectively, related to such tenant audits.

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

On June 10, 2009, the plaintiffs filed a motion for class certification. The court granted the plaintiffs’ motion for class certification on March 10, 2010. On March 24, 2010, the defendants filed a petition for permission to appeal immediately the court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The plaintiffs filed a response to the defendant’s petition for permission to appeal on April 8, 2010. The parties are presently engaged in discovery.

Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

9.	Stock-based Compensation

As of March 31, 2010, Piedmont had the following deferred stock awards to its employees outstanding:

Date of grant	Deferred Stock Award Grants
	May 6, 2009	April 21, 2008	May 18, 2007
Shares granted (1)	186,634	150,594	254,950
Shares withheld to pay taxes (2)	17,513	19,340	49,886
Shares unvested as of March 31, 2010	138,164	72,463	59,552
Fair value per share of awards on date of grant(3)	$22.20	$26.10	$30.00

(1)	Of the shares granted, 25% vested on the day of grant and the remaining shares, adjusted for any forfeitures, vest ratably on the anniversary date over the following three years.

(2)	These shares were surrendered upon vesting to satisfy required minimum tax withholding obligations.

(3)

The fair value of the awards is based on an assumed price on the date of grant. This grant date fair value is further reduced by the present value of dividends foregone on the unvested portion of the shares discounted at the appropriate risk-free rate.

During each of the three–month periods ended March 31, 2010 and 2009, Piedmont recognized approximately $0.7 million of compensation expense related to restricted stock awards, all of which relates to the amortization of nonvested shares. As of March 31, 2010, approximately $1.2 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately 1 year.

10.	Weighted-average Common Shares

There are no adjustments to “Net income attributable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Weighted-average common shares – basic	164,992,477	159,705,275
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	207,707	172,992

Weighted-average common shares – diluted	165,200,184	159,878,267

11.	Subsequent Events

Declaration of Dividend for the Second Quarter 2010

On May 11, 2010, the board of directors of Piedmont declared dividends for the second quarter 2010 in the amount of $0.315 (31.50 cents) per share on all classes of outstanding common shares of Piedmont to all stockholders of record for such shares as shown on the books of Piedmont at the close of business on June 15, 2010. Such dividends are to be paid on June 22, 2010.

Disposition of Real Estate Assets – 111 Sylvan Avenue

On May 5, 2010, Piedmont entered into a binding purchase and sale agreement to dispose of 111 Sylvan Avenue located in Englewood Cliffs, NJ for a gross sale price of approximately $55.0 million, exclusive of closing costs, with an anticipated closing date of December 1, 2010. In accordance with GAAP, Piedmont will reclassify 111 Sylvan Avenue from real estate assets held-for-use (at cost) to real estate assets held-for-sale (at fair value) on its consolidated balance sheet as of May 5, 2010. Piedmont anticipates recording a $9.8 million impairment loss as a result of marking the assets to fair value (less costs to sell) on May 5, 2010. The estimated impairment charge is subject to change as additional information becomes available in subsequent periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity and Capital Resources

We intend to use cash flows generated from operation of our wholly-owned properties and distributions from our unconsolidated joint ventures, proceeds from our recent offering of common stock, and proceeds from our existing $500 Million Unsecured Facility as our primary sources of immediate and long-term liquidity. In addition, the potential selective disposal of existing properties and other financing opportunities afforded to us based on our relatively low leverage and quality asset base may also provide additional sources of capital; however, the availability and attractiveness of terms for both of these sources of capital may be limited given the current displacement in the credit markets. During the three months ended March 31, 2010, we paid down all outstanding amounts under our $500 Million Unsecured Facility; therefore, as of March 31, 2010, we had the full capacity available for future borrowing with the exception of $10.4 million of capacity that is reserved as security for outstanding letters of credit with two tenants.

We anticipate that our most immediate use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include specifically identified building improvement projects, as well as projected amounts for tenant improvements and leasing commissions related to anticipated re-leasing efforts as a significant number of our leases are scheduled to expire over the next four years. The timing and magnitude of amounts associated with tenant improvements and leasing commissions are subject to change as competitive market conditions at the time of lease negotiations dictate. We anticipate funding approximately $118.9 million in contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, much of which we estimate may be required to be funded over the next five years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to us.

Subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Although we do not currently have any near-term debt maturities, we also anticipate using funds to make scheduled debt service payments and/or debt repayments when such obligations become due.

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the general economic downturn that we are currently experiencing, or a further downturn in one of our concentration markets, could adversely impact our operating cash flows. Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, a significant number of our leases at our properties are scheduled to expire over the next four years. In addition, the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, have continued to increase. As such, we will continue to closely monitor our tenant renewals, competitive market conditions, and our cash flows. The amount of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments and selective acquisitions of new properties, (iv) the timing of significant expenditures for tenant improvements and general property capital improvements, (v) appropriate long-term payout ratios for comparable companies, (vi) our ability to continue to access additional sources of capital and (vi) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to pay dividends.

Results of Operations

Overview

Our income for the three months ended March 31, 2010 increased as compared to the prior year, primarily due to lower amortization expense, and lower general and administrative expense offset by a slight increase in depreciation expense in the current period. The decrease in reimbursement income as compared with the prior year was directly offset by a corresponding decrease in property operating costs and a slight increase in other rental income during the current period.

Comparison of the three months ended March 31, 2010 versus the three months ended March 31, 2009

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2010 and 2009, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	March 31, 2010	% of Total Revenues	March 31, 2009	% of Total Revenues	$ Increase (Decrease)
Revenue:
Rental income	$112.1		$112.9		$(0.8)
Tenant reimbursements	35.1		40.1		(5.0)
Property management fee revenue	0.7		0.7		0.0
Other rental income	0.5		—		0.5

Total revenues	148.4	100%	153.7	100%	(5.3)
Expense:
Property operating costs	55.3	37%	60.1	39%	(4.8)
Depreciation	26.1	18%	25.6	17%	0.5
Amortization	11.4	8%	13.4	9%	(2.0)
General and administrative expense	6.6	4%	7.4	5%	(0.8)

Real estate operating income	49.0	33%	47.2	31%	1.8
Other income (expense):
Interest expense	(19.1)	13%	(19.3)	13%	(0.2)
Interest and other income	1.0	1%	0.6	0%	0.4
Equity in income of unconsolidated joint ventures	0.7	0%	0.7	0%	0.0

Income from continuing operations	$31.6	21%	$29.2	19%	$2.4

Revenue

Rental income decreased from approximately $112.9 million for the three months ended March 31, 2009 to approximately $112.1 million for the three months ended March 31, 2010. This decrease relates primarily to a reduction in rent associated with the partial termination of a lease at the Aon Center Building in Chicago, Illinois. Tenant reimbursements decreased from approximately $40.1 million for the three months ended March 31, 2009 to approximately $35.1 million for the three months ended March 31, 2010 primarily due to lower recoverable tenant-requested services, utility costs, and property tax expense totaling approximately $4.2 million as well as an overall reduction in recoverable expenses due to the partial termination at the Aon Center Building.

Property management fee revenue, which includes both fee revenue and salary reimbursements, remained comparable for the three months ended March 31, 2010 as compared to the same period in the prior year.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings for the three months ended March 31, 2010 of approximately $0.5 million primarily relates to a lease terminated at the 110 Hidden Lake Circle Building in Duncan, South Carolina. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs decreased approximately $4.8 million for the three months ended March 31, 2010 compared to the same period in the prior year. This variance is primarily the result of lower recoverable utility costs of approximately $1.3 million, lower recoverable tenant-requested services (i.e., billback expenses) of approximately $1.5 million, and lower recoverable property tax expenses of approximately $1.4 million in the current period.

Depreciation expense increased approximately $0.5 million for the three months ended March 31, 2010 compared to the same period in the prior year. The increase in depreciation is largely due to an increase in tenant-related capital expenditures among various properties subsequent to March 31, 2009. The increase was partially offset by a decrease in the depreciable value of certain properties that took impairment charges in the fourth quarter 2009.

Amortization expense decreased approximately $2.0 million for the three months ended March 31, 2010 compared to the same period in the prior year. The decrease primarily relates to lease intangible assets that have fully amortized subsequent to March 31, 2009. However, this decrease was partially offset by an increase in amortization related to deferred lease acquisition costs, which are associated with the acquisition of tenants and amortized over the life of the respective leases.

General and administrative expenses decreased approximately $0.8 million for the quarter ended March 31, 2010 compared to the same period in the prior year. The primary items contributing to this net decrease include decreases in compensation related costs, taxes and license expense and other professional fees offset by increases in shareholder communications and legal fees.

Other Income (Expense)

Interest expense decreased approximately $0.2 million for the three months ended March 31, 2010 compared to the same period in the prior year. The decrease is attributable primarily to lower net borrowings on our $500 Million Unsecured Facility.

Interest and other income increased approximately $0.4 million for the three months ended March 31, 2010 compared to the same period in the prior year, primarily due to a full quarter of interest income from our investment in a second tranche of mezzanine debt on March 12, 2009.

Equity in income of unconsolidated joint ventures remained comparable to the same period in the prior year. We expect equity in (loss)/income of unconsolidated joint ventures to fluctuate based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

Income from continuing operations per share on a fully diluted basis increased from $0.18 for the three months ended March 31, 2009 to $0.19 for the three months ended March 31, 2010 primarily as a result of lower amortization costs incurred in the current period.

Funds From Operations (“FFO”), Core FFO, and Adjusted Funds from Operations (“AFFO”)

Net income calculated in accordance with GAAP is the starting point for calculating FFO, Core FFO, and AFFO. FFO, Core FFO, and AFFO are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, Core FFO, and AFFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

We calculate FFO in accordance with the current NAREIT definition as follows: Net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets (including our proportionate share of depreciation and amortization related to investments in unconsolidated joint ventures). Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

We calculate Core FFO as FFO (calculated as set forth above) less impairment charges and extraordinary items (including our proportionate share of any impairment charges or extraordinary items recognized during the period related to investments in unconsolidated joint ventures).

For the three months ended March 31, 2010 and 2009, we calculated AFFO as Core FFO (calculated as set forth above) exclusive of the net effects of: (i) amortization associated with deferred financing costs; (ii) depreciation on non-income-producing real estate assets; (iii) straight line lease revenue/expense; (iv) amortization of above and below-market lease intangibles; (v) stock-based and other non-cash compensation expense; (vi) amortization of mezzanine discount income; and (vii) non-incremental capital expenditures (as defined below). Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended March 31,
	2010	Per Share(1)	2009	Per Share(1)
Net income attributable to Piedmont	$31,460	$.19	$29,038	$.18
Add:
Depreciation of real assets (3)	26,250	.16	25,837	.16
Amortization of lease-related costs (3)	11,488	.07	13,543	.09
Subtract:
Gain on sale of properties	—	—	—	—

Funds From Operations and Core Funds From Operations	$69,198	$.42	$68,418	$.43

Adjustments:
Add:
Deferred financing cost amortization	696	—	708	—
Depreciation of non real estate assets	178	—	152	—
Straight-line effects of lease (revenue)/expense(3)	1,073	.01	2,696	.01
Stock-based and other non-cash compensation	653	—	1,005	.01
Subtract:
Net Effect of Amortization of Above/(Below)-Market In-Place Lease Intangibles(3)	(1,426)	(.01)	(1,230)	(.01)
Income from amortization of discount on purchase of mezzanine loans	(668)	—	(367)	—
Non-incremental capital expenditures(2)	(9,122)	(.05)	(11,805)	(.07)

Adjusted Funds From Operations	$60,582	$.37	$59,577	$.37

Weighted-average shares outstanding – diluted	165,200		159,878

(1)	Based on weighted average shares outstanding – diluted.
(2)

Represents capital expenditures of a recurring nature related to tenant improvements and leasing commissions that do not incrementally enhance the underlying assets’ income generating capacity. First generation tenant improvements and leasing commissions are excluded from this measure.

(3)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders; however, we are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

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

We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. As POH had no significant operations for the three months ended March 31, 2010, and we made distributions in excess of taxable income for the periods presented, no provision for federal income taxes has been made in our accompanying consolidated financial statements.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to Piedmont. We have determined that there has been no impairment in the carrying value of real estate assets owned by us or any unconsolidated joint ventures as of March 31, 2010; however subsequent to March 31, 2010 we will reclassify one real estate asset from held for use to held for sale and anticipate recognizing an impairment loss of approximately $9.8 million – see Note 11 of our accompanying consolidated financial statements for a more detailed discussion.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. The test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of March 31, 2010.

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

Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our $500 Million Unsecured Facility and our $250 Million Unsecured Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, a significant portion of our debt is based on fixed interest rates to hedge against instability in the credit markets, and we have effectively fixed the interest rate on our $250 Million Unsecured Term Loan through interest rate swap agreements.

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of March 31, 2010 was approximately $1.4 billion. See Note 7 of our accompanying consolidated financial statements for further detail.

As of March 31, 2010, all of our outstanding debt is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt has an average interest rate of approximately 5.13% per annum with expirations ranging from 2010 to 2017. Additionally, during the three months ended March 31, 2010 we notified the administrative agent of our intent to extend the term of the $250 Million Unsecured Term Loan from June 2010 to June 2011, upon payment of a 25 basis point fee. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of March 31, 2010, we had no amounts outstanding on our $500 Million Unsecured Facility, which is the only debt facility subject to variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the company’s discretion. The 30-day LIBOR rate as of March 31, 2010 was 0.25%. To the extent that we borrow funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 10, 2009, the plaintiffs filed a motion for class certification. The court granted the plaintiffs’ motion for class certification on March 10, 2010. On March 24, 2010, the defendants filed a petition for permission to appeal immediately the court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The plaintiffs filed a response to the defendant’s petition for permission to appeal on April 8, 2010. The parties are presently engaged in discovery.

We believe that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

ITEM 1A.	RISK FACTORS

There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter 2010 Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated: May 11, 2010	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

TO

FIRST QUARTER 2010

FORM 10-Q

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
3.1	Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 16, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current Report on Form 8-K filed on January 22, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Donald A. Miller, CFA, Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert E. Bowers, Principal Financial Officer of the Company

32.1	Certification required by Rule 13a-14(b)/15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, executed by Donald A. Miller, CFA, Chief Executive Officer and President of the Company

32.2	Certification required by Rule 13a-14(b)/15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, executed by Robert E. Bowers, Chief Financial Officer and Executive Vice-President of the Company