Form 10-K/A
period 2009-12-31
Piedmont Office Realty Trust, Inc.
filed 2010-07-26
CIK 1042776

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

Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Aggregate market value of the voting stock held by nonaffiliates: $1,003,030,497(1)

(1)	Reflects the aggregate market value of our Class A Common Stock only as there was no established market for our Class B-1, B-2 or B-3 Common Stock as of June 30, 2010.

Number of shares outstanding of the registrant’s

classes of common stock, as of July 23, 2010:

Class A Common Stock: 53,552,081 shares

Class B-1 Common Stock: 39,702,079 shares

Class B-2 Common Stock: 39,702,139 shares

Class B-3 Common Stock: 39,702,190 shares

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for Piedmont Office Realty Trust, Inc. (“Piedmont”) for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission ( the “SEC”) on March 16, 2010 and amended on April 28, 2010, is being filed solely to reflect conforming changes to the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K to our definitive proxy statement as filed on July 26, 2010. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after April 28, 2010 or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Pursuant to the rules of the SEC, we are also amending the Form 10-K to contain currently-dated certifications from Piedmont’s Chief Executive Officer and Chief Financial Officer.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Name	Position(s)	Age	Year First Became a Director or Officer
W. Wayne Woody	Director* and Chairman of the Board of Directors	68	2003

Michael R. Buchanan	Director*	63	2002

Wesley E. Cantrell	Director*	75	2007

William H. Keogler, Jr.	Director*	65	1998

Frank C. McDowell	Director* and Vice-Chairman of the Board of Directors	61	2008

Donald A. Miller, CFA	Chief Executive Officer, President and Director	48	2007

Donald S. Moss	Director*	74	1998

Jeffrey L. Swope	Director*	60	2008

Robert E. Bowers	Chief Financial Officer, Executive Vice President, Secretary, and Treasurer	53	2007

Laura P. Moon	Senior Vice President and Chief Accounting Officer	39	2007

Raymond L. Owens	Executive Vice President-Capital Markets	52	2007

Carroll A. Reddic, IV	Executive Vice President-Real Estate Operations, Assistant Secretary	45	2007

*	Indicates that such director is considered independent under the NYSE independence standards as determined by our board of directors.

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

Wesley E. Cantrell has served as an independent director of our company since 2007. He was employed by Lanier Worldwide, Inc. (formerly NYSE: LR), a global document management company, from 1955 until his retirement in 2001. While at Lanier, Mr. Cantrell served in a number of key positions, including President from 1977 to 1987, President and Chief Executive Officer from 1987-1999, and Chairman and Chief Executive Officer from 1999 to 2001. From 1998 to 2009, Mr. Cantrell served as a director for AnnTaylor Stores Corporation (NYSE: ANN). Mr. Cantrell formerly served as a director for First Union National Bank of Atlanta, for Oxford Industries, Inc. (NYSE: OXM), and briefly for Institutional REIT, Inc.

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

William H. Keogler, Jr. has served as a director of our company since 1998. In 1985, Mr. Keogler founded Keogler, Morgan & Company, Inc., a full-service brokerage firm, and Keogler Investment Advisory, Inc., an investment advisory firm, in which he served as Chairman of the Board, President and Chief Executive Officer. In 1997, both companies were sold to SunAmerica, Inc., a publicly traded NYSE-listed company. Mr. Keogler continued to serve as President and Chief Executive Officer of these companies until his retirement in 1998. Prior to founding Keogler, Morgan & Company, Inc. Mr. Keogler served as a director of Robinson-Humphrey Company, an Atlanta based investment banking firm.

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

Robert E. Bowers has served as our Chief Financial Officer since April 2007. A veteran of the financial services industry, Mr. Bowers’ experience includes investor relations, debt and capital infusion, structuring of initial public offerings, budgeting and forecasting, financial management and strategic planning. Mr. Bowers is also responsible for management of our information technology, risk management and human resource functions. From 2004 until 2007, he served as Chief Financial Officer and Vice President of Wells REF and was a Senior Vice President of Wells Capital. Mr. Bowers has provided strategic financial counsel to a range of organizations, including venture capital funds, public corporations and businesses considering listing on a national securities exchange. Mr. Bowers was Chief Financial Officer and Director of NetBank, Inc. from 1997 to 2002. From 1984 to 1996, Mr. Bowers was Chief Financial Officer and Director of Stockholder Systems, Inc., an Atlanta, Georgia-based financial applications company and its successor, CheckFree Corporation. Mr. Bowers began his career in 1978 as an audit manager for Arthur Andersen & Company in Atlanta.

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

Compensation Discussion and Analysis

Note that all information in this proxy statement has been adjusted to give effect to, and all share and per share amounts have been adjusted to give effect to the recapitalization of our common stock which was approved by our stockholders in January 2010.

Executive Summary

Piedmont’s Funds From Operations (“FFO) per share before considering the impact of impairment charges decreased from $1.86 to $1.75 per share on a fully diluted basis from 2008 to 2009, which equates to a 6.1% decrease. Although FFO decreased, we exceeded the performance of eleven of the thirteen companies in our peer group (see definition and discussion of the companies which comprise our peer group below) and exceeded the median FFO growth of our peer group by a material amount. Though recognizing that we performed well relative to our peer group in 2009, our compensation committee placed heavy reliance on the overall deterioration of the commercial office market in general, and, in consultation with our independent compensation consultant, determined that short-term incentive compensation awards for 2009 would be paid at below target levels. During 2009, our compensation committee made restricted stock awards pursuant to our 2008 long-term incentive plan at above target levels based on strong performance against the performance metrics our compensation committee had established for the 2008 plan.

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

Role of the Compensation Consultant

In carrying out its responsibilities and as permitted by its charter, the compensation committee has engaged a compensation consultant employed by Towers Watson (formerly Watson Wyatt), a nationally recognized

III-7

compensation consulting firm, to assist us in analyzing competitive executive compensation levels and evaluating and implementing our compensation program. Our compensation consultant was not engaged by management to perform any work on behalf of management during 2009. The compensation committee considers our compensation consultant to be independent.

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

While we apply our compensation policies to all of our named executive officers on the same basis, differences in compensation opportunities between each of our executive officers arise due to differences in each of the officers’ roles and responsibilities within our Company, as well as market pay practices. Our assessment of market pay is primarily driven by comparing our pay practices for each of our named executive officers with the pay practices for their comparable position at each of the above peer group companies. In general, our Chief Executive and Chief Financial Officers’ target compensation opportunities were compared to the peer organizations based on positional match. Because sufficient position matches were not available for the Executive Vice Presidents and Chief Accounting Officer, these positions were matched by comparing our pay practices for each of these officers with the pay practices for the top five most highly compensated individuals at each of the above peer companies. The top five most highly compensated individuals at any or all of these peer companies may not perform the same duties and responsibilities for their company as our Executive Vice Presidents and Chief Accounting Officer perform for our company; as such, our Compensation Committee places less emphasis on the market reference data in the case of the Executive Vice Presidents and Chief Accounting Officer.

III-8

The total direct compensation opportunity (based on 2009 base salary, 2009 target Short Term Incentive Compensation (“STIC”) and Long Term Incentive Compensation (“LTIC”) opportunities) as well as total direct compensation actually paid to our named executive officers (based on 2009 base salary, 2008 STIC and LTIC payments, which were the most recent available as of the date of the analysis) as compared to the total compensation opportunity and total direct compensation paid to executive officers in the peer group is as follows:

Named Executive Officer	Percentile of Targeted Total Direct Compensation Opportunity as Compared to Respective Positional Match of Peer Group	Percentile of Total Direct Compensation Actually Paid as Compared to Respective Positional Match of Peer Group	Positional Match/Comparator of Peer Group
Donald A. Miller, Chief Executive Officer	49th	31st	Chief Executive Officer
Robert E. Bowers, Chief Financial Officer	74th	46th	Chief Financial Officer
Laura P. Moon, Chief Accounting Officer	38th	23rd	Fifth highest paid executive
Raymond L. Owens, EVP – Capital Markets	12th	9th	Third to Fourth highest paid executive
Carroll A. Reddic, EVP – Real Estate Operations	12th	9th	Third to Fourth highest paid executive

With respect to targeted compensation, our Chief Executive Officer’s targeted compensation opportunity approximates median market practices. Our Chief Financial Officer’s targeted compensation opportunity is higher than the median of the peer group because he also performs duties similar to a chief administrative officer and chief technology officer and serves as corporate secretary. The other executives’ targeted compensation opportunities are less than the median relative to their peers due to both their lack of positional matches as described above as well as their relatively short tenure in their positions. As actual compensation paid for each executive officer was based on below target LTIC awards as discussed in “Long-Term Incentive Compensation Plan – Grants in 2009” below, each of the executives’ actual total direct compensation paid is also less than the median of their peer comparators due to these same reasons.

In addition to considering the peer data set forth above in making decisions about our named executive officers’ compensation opportunities and actual compensation to be paid, the Compensation Committee also considers other factors such as each executive officer’s experience, scope of responsibilities, performance and prospects; internal equity in relation to other executive officers with similar levels of experience, scope of responsibilities, performance, and prospects; and individual performance of each named executive officer during their tenure with Piedmont.

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

Term. The Chief Executive and Chief Financial Officers’ employment agreements were effective February 2, and April 16, 2007, respectively, and the other named executive officer employment agreements were effective May 14, 2007. The initial employment periods ended on December 31, 2009 and were automatically extended for one year. The agreements will continue to renew for successive one-year periods, unless either party gives 90 days written notice prior to the end of the renewal term or his or her employment otherwise terminates in accordance with the terms of the agreement.

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

The Compensation Committee determined each executive’s actual award set forth above based on actual performance for the three performance metrics under the 2009 STIC Plan as shown in the table above with the exception of the FFO growth relative to a peer group. For the relative FFO growth component, the committee determined that even though we outperformed the majority of the companies in our peer group’s FFO growth, actual FFO growth for Piedmont was still negative; therefore, the committee determined to limit the payout allocated to the relative FFO growth component at target for 2009. For the Board Discretion component, the committee determined that payout should be made at 50% of target after considering current market conditions and pressure on commercial real estate rents and valuations in general. The Compensation Committee further determined that the calculated payout for each of the NEOs was appropriate after considering each NEO’s performance review by the CEO and the Compensation Committee’s subjective assessment of their individual contributions to Piedmont during 2009.

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

III-14

Upon the collection of all data which factored into the performance measures set forth above, the actual overall pool of shares available to be awarded for 2009 performance was calculated based on actual performance against the measures above. Individual awards to each of the named executive officers were determined by the compensation committee in May 2010.

2010 LTIC Plan

As a result of our new publicly listed status, on May 11, 2010, the Compensation Committee approved a new 2010 Long Term Incentive Compensation Plan (the “2010 LTIC Plan”) for certain of its employees, including its named executive officers. In addition to an annual opportunity to earn restricted stock grants (materially consistent with the 2009 LTIC Plan), the 2010 LTIC Plan contains a Multi-Year Performance Share Compensation Program (the “Performance Share Program”). The general goal of the Compensation Committee is for each participant’s LTIC Plan opportunity to be divided equally between the annual restricted stock grant program and the Performance Share Program. However, during the initial three-year performance period of the Performance Share Program, each participant’s Performance Share opportunity (set forth in the table below) will be multiplied by 150% and each participant will have the opportunity to earn a portion of the shares annually. The purpose of this special treatment for the initial three-year performance period is to transition from our historic practice of making all awards over a one-year performance period to making a portion of awards over a three-year performance period, without negatively impacting each participant’s total annual award opportunity.

The Performance Share Program provides an opportunity to earn long term equity incentive compensation based on our performance over a three-year period. Performance will be measured by comparing our total stockholder return relative to the total stockholder return for a group of peer companies as determined by the Compensation Committee.

The Compensation Committee has established a threshold, target, and maximum payout potential for each participant. The threshold, target, and maximum payout potential for our named executive officers are as follows:

Name	Threshold	Target	Maximum
Donald A. Miller, CFA	$437,500	$875,000	$1,750,000
Robert E. Bowers	$175,000	$350,000	$700,000
Laura P. Moon	$37,500	$75,000	$150,000
Raymond L. Owens	$62,500	$125,000	$250,000
Carroll A. Reddic, IV	$62,500	$125,000	$250,000

A target payout would be earned if our performance is at the median of the comparator group, and a threshold and maximum payout would be earned if our return is at the 25th and 75th percentile of the comparator group, respectively. If our return is between the 25th and 75th percentile, the payout will adjust on a straight-line basis.

At the beginning of each performance cycle, the threshold, target, and maximum payout potential will be converted into a specific number of shares based on the current stock price. Performance cycles will overlap, with a new three-year performance cycle beginning each year. For the initial 2010-2012 performance period, awards may be earned up to one-sixth of the total opportunity after the first year, up to 50% of the total opportunity (cumulatively) after the second year, and up to the full opportunity (cumulatively) after the third year. For performance cycles beginning after 2010, we expect that awards will be earned following the full three-year performance period only. Individual awards to each of the named executive officers will ultimately be determined by the Compensation Committee and will be made pursuant to the 2007 Omnibus Incentive Plan.

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
(3)

Represents the aggregate grant date fair value of restricted stock awards granted during 2009, 2008 and 2007 estimated as the total expense to be recognized for financial statement reporting purposes for each grant calculated in accordance with FASB ASC Topic 718, Share-Based Payments. Pursuant to SEC rules the values are not reduced by an estimate for the probability of forfeiture. As our stock was not traded during 2009, 2008, or 2007, we estimated the fair value of the 2009, 2008, and 2007 awards on their respective grant dates based on an assumed share price of $22.20, $26.10, and $30.00 per share, respectively, reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate.

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

III-23

REPORT OF THE COMPENSATION COMMITTEE

The compensation committee is responsible for, among other things, reviewing and approving compensation for the executive officers, establishing the performance goals on which the compensation plans are based and setting the overall compensation principles that guide the committee’s decision-making. The compensation committee has reviewed the Compensation Discussion and Analysis (“CD&A”) and discussed it with management. Based on the review and the discussions with management, the compensation committee recommended to the board of directors that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2009.

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

III-27

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of July 2010.

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