Form 10-Q
period 2010-06-30
Piedmont Office Realty Trust, Inc.
filed 2010-08-11
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

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

Yes  ☐    No   ☒

Number of shares outstanding of the registrant’s

classes of common stock, as of August 6, 2010:

Class A Common Stock 53,552,081 shares

Class B-1 Common Stock 39,702,079 shares

Class B-2 Common Stock 39,702,139 shares

Class B-3 Common Stock 39,702,190 shares

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the sectors in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•	Our ability to successfully identify and consummate suitable acquisitions;

•	If current market and economic conditions do not improve, our business, results of operations, cash flows, financial condition and access to capital may be adversely affected;

•	Lease terminations or lease defaults, particularly by one of Piedmont’s larger tenants;

•	The impact of competition on Piedmont’s efforts to renew existing leases or re-lease space on terms similar to existing leases;

•

Changes in the economies and other conditions of the office market in general and of the specific markets in which Piedmont operates, particularly in Chicago, Washington, D.C., and the New York metropolitan area;

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions and related impairments to Piedmont’s real estate assets and other intangible assets;

•	The success of our real estate strategies and investment objectives;

•	Availability of financing and banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended; and

•	Other factors, including the risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2009. Piedmont’s results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) June 30, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$641,073	$641,073
Buildings and improvements, less accumulated depreciation of $702,867 and $653,839 as of June 30, 2010 and December 31, 2009, respectively	2,910,047	2,946,567
Intangible lease assets, less accumulated amortization of $140,804 and $147,043 as of June 30, 2010 and December 31, 2009, respectively	83,728	96,269
Construction in progress	14,909	17,059
Real estate assets held for sale, net	55,000	62,559

Total real estate assets	3,704,757	3,763,527
Investments in unconsolidated joint ventures	43,005	43,940
Cash and cash equivalents	81,066	10,004
Tenant receivables, net of allowance for doubtful accounts of $424 and $559 as of June 30, 2010 and December 31, 2009, respectively	127,736	128,087
Notes receivable	60,101	58,739
Due from unconsolidated joint ventures	1,124	1,083
Prepaid expenses and other assets	24,866	21,456
Goodwill	180,097	180,097
Deferred financing costs, less accumulated amortization of $10,677 and $9,285 as of June 30, 2010 and December 31, 2009, respectively	6,467	7,205
Deferred lease costs, less accumulated amortization of $132,827 and $126,678 as of June 30, 2010 and December 31, 2009, respectively	176,120	180,832
Other assets held for sale	162	375

Total assets	$4,405,501	$4,395,345

Liabilities:
Line of credit and notes payable	$1,402,525	$1,516,525
Accounts payable, accrued expenses, and accrued capital expenditures	99,819	97,747
Deferred income	33,916	34,506
Intangible lease liabilities, less accumulated amortization of $81,516 and $75,945 as of June 30, 2010 and December 31, 2009, respectively	54,730	60,655
Interest rate swap	742	3,866
Other liabilities held for sale	2,546	—

Total liabilities	1,594,278	1,713,299
Commitments and Contingencies	—	—
Redeemable Common Stock	—	75,164
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of June 30, 2010 or December 31, 2009	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of June 30, 2010 or December 31, 2009	—	—
Class A common stock, $.01 par value; 600,000,000 shares authorized; 53,552,081 shares issued and outstanding as of June 30, 2010; and 39,729,201 shares issued and outstanding at December 31, 2009	536	397
Class B-1 common stock, $.01 par value; 50,000,000 shares authorized; 39,702,079 shares issued and outstanding as of June 30, 2010; and 39,729,201 shares issued and outstanding at December 31, 2009	397	397
Class B-2 common stock, $.01 par value; 50,000,000 shares authorized; 39,702,139 shares issued and outstanding as of June 30, 2010; and 39,729,202 shares issued and outstanding at December 31, 2009	397	397
Class B-3 common stock, $.01 par value; 50,000,000 shares authorized; 39,702,190 shares issued and outstanding as of June 30, 2010; and 39,729,202 shares issued and outstanding at December 31, 2009	397	398
Additional paid-in capital	3,659,910	3,477,168
Cumulative distributions in excess of earnings	(855,631)	(798,561)
Redeemable common stock	—	(75,164)
Other comprehensive loss	(742)	(3,866)

Piedmont stockholders’ equity	2,805,264	2,601,166

Noncontrolling interest	5,959	5,716

Total stockholders’ equity	2,811,223	2,606,882

Total liabilities, redeemable common stock, and stockholders’ equity	$4,405,501	$4,395,345

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$110,623	$110,400	$221,134	$221,752
Tenant reimbursements	33,374	36,059	68,458	76,164
Property management fee revenue	705	744	1,458	1,441
Other rental income	479	782	975	781

	145,181	147,985	292,025	300,138
Expenses:
Property operating costs	55,497	55,626	110,858	115,716
Depreciation	25,584	26,172	51,275	51,412
Amortization	11,004	13,695	22,390	27,136
General and administrative	7,952	8,077	14,572	15,441

	100,037	103,570	199,095	209,705

Real estate operating income	45,144	44,415	92,930	90,433
Other income (expense):
Interest expense	(18,933)	(19,394)	(38,024)	(38,736)
Interest and other income	1,036	1,147	2,005	1,809
Equity in income of unconsolidated joint ventures	647	754	1,384	1,417

	(17,250)	(17,493)	(34,635)	(35,510)

Income from continuing operations	27,894	26,922	58,295	54,923
Discontinued operations:
Operating income, excluding impairment loss	1,454	1,174	2,639	2,329
Impairment loss	(9,587)	—	(9,587)	—

(Loss)/income from discontinued operations	(8,133)	1,174	(6,948)	2,329

Net income	19,761	28,096	51,347	57,252
Less: Net income attributable to noncontrolling interest	(125)	(120)	(251)	(238)

Net income attributable to Piedmont	$19,636	$27,976	$51,096	$57,014

Per share information – basic and diluted:
Income from continuing operations	$0.16	$0.17	$0.35	$0.35
(Loss)/income from discontinued operations	$(0.05)	$0.01	$(0.05)	$0.01
Income attributable to noncontrolling interest	$0.00	$0.00	$0.00	$0.00

Net income available to common stockholders	$0.11	$0.18	$0.30	$0.36

Weighted-average common shares outstanding – basic	172,595,439	158,188,721	168,814,961	158,942,809

Weighted-average common shares outstanding – diluted	172,718,117	158,303,869	168,911,892	159,046,983

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

(in thousands, except per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Par Amount	Shares	Par Amount
Balance, December 31, 2008	39,908	$399	119,725	$1,197	$3,491,654	$(674,326)	$(112,927)	$(8,957)	$5,254	$2,702,294
Issuance of common stock	1,071	11	3,213	32	107,657	—	—	—	—	107,700
Redemptions of common stock	(1,276)	(13)	(3,829)	(38)	(128,293)	—	—	—	—	(128,344)
Redeemable common stock	—	—	—	—	—	—	37,763	—	—	37,763
Dividends ($1.2600 per share)	—	—	—	—	—	(198,935)	—	—	(16)	(198,951)
Premium on stock sales	—	—	—	—	3,585	—	—	—	—	3,585
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	26	—	79	1	2,565	—	—	—	—	2,566
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	478	478
Components of comprehensive income:
Net income	—	—	—	—	—	74,700	—	—	—	74,700
Loss on interest rate swap	—	—	—	—	—	—	—	5,091	—	5,091

Comprehensive income	—	—	—	—	—	—	—	—	—	79,791

Balance, December 31, 2009	39,729	397	119,188	1,192	3,477,168	(798,561)	(75,164)	(3,866)	5,716	2,606,882
Net proceeds from issuance of common stock	13,800	138	—	—	184,280	—	—	—	—	184,418
Redemption of fractional shares of common stock	(50)	(1)	(150)	(2)	(2,900)	—	—	—	—	(2,903)
Redeemable common stock	—	—	—	—	—	—	75,164	—	—	75,164
Dividends to common stockholders ($0.6300 per share) and distributions to noncontrolling interest	—	—	—	—	—	(108,166)	—	—	(8)	(108,174)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	73	2	68	1	1,362	—	—	—	—	1,365
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	251	251
Components of comprehensive income:
Net income	—	—	—	—	—	51,096	—	—	—	51,096
Loss on interest rate swap	—	—	—	—	—	—	—	3,124	—	3,124

Comprehensive income										54,220

Balance, June 30, 2010	53,552	$536	119,106	$1,191	$3,659,910	$(855,631)	$—	$(742)	$5,959	$2,811,223

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Six months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$51,347	$57,252
Operating distributions received from unconsolidated joint ventures	2,284	2,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,794	52,190
Other amortization	21,849	26,721
Impairment loss	9,587	—
Amortization of deferred financing costs	1,393	1,394
Accretion of notes receivable discount	(1,360)	(1,293)
Stock compensation expense	1,364	1,535
Equity in income of unconsolidated joint ventures	(1,384)	(1,417)
Changes in assets and liabilities:
Decrease in tenant receivables, net	545	3,381
Increase in prepaid expenses and other assets	(10,699)	(4,478)
Increase (decrease) in accounts payable and accrued expenses	9,570	(1,362)
(Decrease) increase in deferred income	(590)	3,492

Net cash provided by operating activities	135,700	139,590
Cash Flows from Investing Activities:
Investments in real estate assets	(18,708)	(16,333)
Investment in notes receivable	—	(10,000)
Investments in unconsolidated joint ventures	(8)	(57)
Deferred lease costs paid	(6,202)	(9,789)

Net cash used in investing activities	(24,918)	(36,179)
Cash Flows from Financing Activities:
Deferred financing costs paid	(654)	(43)
Proceeds from line of credit and notes payable	—	146,000
Repayments of line of credit and notes payable	(114,000)	(109,100)
Net proceeds from issuance of common stock	186,026	46,474
Redemption of fractional shares of common stock	(2,918)	—
Redemptions of common stock	—	(89,901)
Dividends paid	(108,174)	(99,645)

Net cash used in financing activities	(39,720)	(106,215)

Net increase (decrease) in cash and cash equivalents	71,062	(2,804)
Cash and cash equivalents, beginning of period	10,004	20,333

Cash and cash equivalents, end of period	$81,066	$17,529

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Reduction in goodwill related to return of common stock used to acquire Piedmont’s former advisor	$—	$(292)
Discounts on common stock related to return of common stock used to acquire Piedmont’s former advisor	$—	$(19)
Change in accrued offering costs	$1,608	$—
Accrued capital expenditures and deferred lease costs	$720	$664
Discounts applied to issuance of common stock	$—	$8,922
Discounts reduced as a result of redemptions and purchases of common stock	$—	$17,270
Redeemable common stock	$75,164	$(60,697)

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

As of June 30, 2010, Piedmont owned interests in 73 office properties, plus eight buildings owned through unconsolidated joint ventures and two industrial buildings. Piedmont’s 73 office properties are located in 19 metropolitan areas across the United States. These office properties comprise approximately 20 million square feet of primarily Class A commercial office space and were approximately 89.8% leased as of June 30, 2010.

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

Redeemable Common Stock

Prior to the termination of Piedmont’s share redemption program on February 17, 2010, shares of Piedmont’s common stock were contingently redeemable at the option of the stockholder, subject to certain limitations of the program. Accordingly, Piedmont had recorded redeemable common stock equal to the aggregate fund-to-date amount of proceeds received from its dividend reinvestment plan, less the aggregate fund-to-date amount incurred to redeem shares under Piedmont’s share redemption program as of December 31, 2009. As a result of the termination of the share redemption program on February 17, 2010, Piedmont is no longer required to reclassify any of its outstanding common stock to the mezzanine section of its balance sheet.

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

Investments in Unconsolidated Joint Ventures

Piedmont owns interests in eight properties through its ownership in certain unconsolidated joint venture partnerships. Management has evaluated these joint ventures and determined that these entities are not variable interest entities (“VIEs”). Although, Piedmont is the majority equity participant in six of these joint ventures, Piedmont does not have a controlling voting interest in any of the unconsolidated joint ventures; however, it does exercise significant influence. Accordingly, Piedmont’s investments in unconsolidated joint ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to such joint ventures. Pursuant to the terms of the unconsolidated joint venture agreements, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis, and are classified as cash inflows from operating activities, as they are presumed to be returns on Piedmont’s investment in the respective joint venture. If proceeds are received as the result of a sale of an asset from an unconsolidated joint venture, Piedmont would conclude that such proceeds are a return from its investment in the joint venture, and classify such proceeds as cash inflows from investing activities.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP related to fair value measurements and disclosures and issued new requirements. The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. These changes in GAAP are effective for annual periods beginning after December 15, 2009, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, for which the effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Piedmont does not expect this amendment to have a material effect on its consolidated financial statements.

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

Piedmont refers to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. Piedmont listed its Class A common stock on the New York Stock Exchange (the “NYSE”) on February 10, 2010. Piedmont’s Class B common stock is identical to its Class A common stock except that (i) Piedmont does not intend to list its Class B common stock on a national securities exchange and (ii) shares of its Class B common stock will convert (or have converted) automatically into shares of Class A common stock at specified times, as follows:

•	August 9, 2010, in the case of Class B-1 common stock;

•	November 7, 2010, in the case of Class B-2 common stock; and

•	January 30, 2011, in the case of Class B-3 common stock.

In conjunction with the listing of its Class A common stock on the NYSE during first quarter 2010, Piedmont offered and subsequently issued 13,800,000 shares of its common stock which resulted in $184.4 million in net offering proceeds to Piedmont.

4.	Notes Receivable

Notes receivable as of June 30, 2010 and December 31, 2009 consists solely of Piedmont’s two investments in mezzanine debt, both of which are secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago (the “500 W. Monroe Building”). For the three months ended June 30, 2010 and 2009, Piedmont recognized interest income of approximately $1.0 million and $1.3 million, respectively, and for the six months ended June 30, 2010 and 2009, Piedmont recognized interest income of $2.0 million and $1.9 million, respectively. Piedmont’s maximum exposure to loss as a result of its investments in mezzanine debt is approximately $60.1 million as of June 30, 2010. See Note 7 below for a description of Piedmont’s estimated fair value of investments in mezzanine debt as of June 30, 2010.

As of August 9, 2010, the maturity dates for all of the loans (mortgage and mezzanine, including Piedmont’s two mezzanine loan investments) secured by the 500 W. Monroe Building have passed. Piedmont exercised its right to extend the mortgage loan and first priority mezzanine loan and is now considering its options for enforcement of its collateral, one of which is a potential foreclosure which could lead to Piedmont owning 100% of the indirect equity interest in the property subject to the mortgage loan and first mezzanine loan and becoming the primary beneficiary of the VIE that holds the 500 W. Monroe Building. In accordance with GAAP, Piedmont would then record the fair value of the assets and liabilities of the VIE in its consolidated financial statements beginning in third quarter 2010. Additionally, any excess of Piedmont’s carrying value, liabilities assumed, or other consideration paid over the estimated fair value of the assets assumed will be recorded as goodwill.

5.	Line of Credit and Notes Payable

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2010 and December 31, 2009 (in thousands):

Facility	Property	Rate(1)	Maturity		Amount Outstanding as of
					June 30, 2010(2)	December 31, 2009
Secured (Fixed)
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%	6/1/2012		$45,000	$45,000
35 West Wacker Building Mortgage Note	35 West Wacker Drive	5.10%	1/1/2014		120,000	120,000
Aon Center Chicago Mortgage Note	Aon Center	4.87%	5/1/2014		200,000	200,000
Aon Center Chicago Mortgage Note	Aon Center	5.70%	5/1/2014		25,000	25,000
Secured Pooled Facility	Nine Property Collateralized Pool(3)	4.84%	6/7/2014		350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%	5/11/2015		105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool(4)	5.50%	4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%	10/11/2016		42,525	42,525
WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%	11/1/2017		140,000	140,000

Subtotal/Weighted Average(5)		5.16%			1,152,525	1,152,525
Unsecured (Variable)
$250 Million Unsecured Term Loan	$250 Million Term Loan	LIBOR + 1.50%	6/28/2011		250,000	250,000
$500 Million Unsecured Facility	$500 Million Revolving Facility	— (6)	8/30/2011	(7)	—	114,000

Subtotal/Weighted Average(5)		2.36%			250,000	364,000

Total/ Weighted Average(5)		4.66%			$1,402,525	$1,516,525

(1) All of Piedmont’s outstanding debt as of June 30, 2010 and December 31, 2009 is interest-only debt.

(2) Balance outstanding at maturity is the same as that on June 30, 2010, except for the $500 Million Unsecured Facility.

(3) Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 111 Sylvan Drive, 200 Bridgewater Crossing, and Fairway Center II.

(4) Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(5) Weighted average is based on balance outstanding and interest rate at June 30, 2010.

(6) Piedmont may select from multiple interest rate options with each draw, including the prime rate and various- length LIBOR locks. All LIBOR selections are subject to an additional spread (0.475% as of June 30, 2010) over the selected rate based on Piedmont’s current credit rating.

(7) Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 15 basis point extension fee.

During the six months ended June 30, 2010, Piedmont paid in full the balance of $114.0 million on its $500 Million Unsecured Facility. In addition, Piedmont extended the $250 Million Term Loan to June 28, 2011 as permitted under the terms of the loan agreement and entered into interest rate swap agreements with four counterparties to effectively fix the rate on the $250 Million Unsecured Term Loan at 2.36% during the one-year extension period.

Piedmont made interest payments on all debt facilities totaling approximately $16.3 million and $16.7 million for the three months ended June 30, 2010 and 2009, respectively, and $32.2 million and $33.1 million for the six months ended June 30, 2010 and 2009, respectively. Additionally, Piedmont recorded interest rate swap cash settlements related to its $250 Million Unsecured Term Loan as interest expense in the accompanying consolidated statements of operations of approximately $1.9 million for both the three months ended June 30, 2010 and 2009, and $4.0 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively. Piedmont had no capitalized interest for the six months ended June 30, 2010 or 2009. See Note 7 below for a description of Piedmont’s estimated fair value of debt as of June 30, 2010.

6.	Derivative Instruments

Risk Management Objective of Using Derivatives

In addition to operational risks which arise in the normal course of business, Piedmont is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, Piedmont has entered into derivative financial instruments such as interest rate swap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. Piedmont’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the six months ended June 30, 2010, Piedmont’s existing interest rate swap agreement was used to hedge the variable cash flows associated with its $250 Million Unsecured Term Loan that matured on June 28, 2010. Effective June 28, 2010, Piedmont extended the $250 Million Unsecured Term Loan until June 28, 2011, as permitted under the terms of the loan agreement, and entered into four additional interest rate swaps. A detail of Piedmont’s interest rate swaps outstanding as of June 30, 2010 is as follows:

Interest Rate Derivative	Notional Amount (in millions)	Effective Date	Maturity Date
Interest Rate Swap	$100	6/28/2010	6/28/2011
Interest Rate Swap	$75	6/28/2010	6/28/2011
Interest Rate Swap	$50	6/28/2010	6/28/2011
Interest Rate Swap	$25	6/28/2010	6/28/2011

Total	$250

All of the above interest rate swap agreements are designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The effective portion of Piedmont’s derivative financial instruments (interest rate swaps) that was recorded in the accompanying consolidated statement of operations for the three months and six months ended June 30, 2010 and 2009 (in thousands) is as follows:

	Three Months Ended		Six Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swap)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Amount of gain recognized in OCI on derivative	$375	$663	$846	$1,721
Amount of loss reclassified from accumulated OCI into interest expense	$(1,949)	$(1,928)	$(3,970)	$(3,812)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the six months ended June 30, 2010 or 2009.

Amounts reported in accumulated other comprehensive loss related to Piedmont’s derivatives will be reclassified to interest expense as interest payments are made on the $250 Million Unsecured Term Loan. Piedmont estimates that an additional $0.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.

The fair value of Piedmont’s derivative financial instruments designated as hedging instruments under GAAP (its interest rate swap agreements) as of June 30, 2010 and December 31, 2009 was $0.7 million and $3.9 million, respectively, and was classified as an “Other Liability” in the accompanying consolidated balance sheet.

Please see the accompanying statements of stockholders’ equity for a rollforward of Piedmont’s Other Comprehensive Loss account.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation. As of June 30, 2010, the fair value of the derivatives in liability positions related to this agreement was approximately $0.7 million. If Piedmont breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $0.8 million.

7.	Fair Value Measurements

Piedmont considers its cash, accounts receivable, notes receivable, accounts payable, interest rate swap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010		As of December 31, 2009
Financial Instrument	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents (1)	$81,066	$81,066	$10,004	$10,004
Accounts Receivable(1)	$127,898	$127,898	$128,442	$128,442
Notes Receivable	$60,101	$50,860	$58,739	$44,504
Accounts Payable(1)	$17,624	$17,624	$12,170	$12,170
Interest Rate Swap Agreements	$742	$742	$3,866	$3,866
Line of Credit and Notes Payable	$1,402,525	$1,400,616	$1,516,525	$1,436,060

(1)	For the periods presented, the carrying value approximates estimated fair value.

Piedmont’s interest rate swap agreements discussed in Note 6 above were the only financial instruments adjusted and carried at fair value as of June 30, 2010 and December 31, 2009 and were classified as an “Interest rate swap” in the accompanying consolidated balance sheets. The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. This total expected exposure was then discounted using discount factors that contemplate the creditworthiness of Piedmont and the counterparties to arrive at a credit charge. This credit charge was then netted against the value of the derivative financial instruments determined using the discounted cash flow analysis described above to arrive at a total estimated fair value of the interest rate swap agreements. As of June 30, 2010 and December 31, 2009, the credit valuation adjustment did not comprise a material portion of the fair values of the derivative financial instruments; therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider its derivative financial instruments to be Level 3 liabilities.

8.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain lease agreements contain provisions that require Piedmont to issue corporate guarantees to provide funding for such capital improvements. Piedmont anticipates funding approximately $112.4 million in potential obligations for tenant improvements related to its existing lease portfolio over the respective lease terms, much of which Piedmont estimates may be required to be funded over the next five years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Contingencies Related to Tenant Audits

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded a nominal amount of recovery and no additional reserves as a component of tenant reimbursement income during the three months ended June 30, 2010 and 2009, respectively, and a recovery of approximately $0.1 million and reserves of $0.5 million during the six months ended June 30, 2010 and 2009, respectively, related to such tenant audits.

Assertion of Legal Action

In Re Wells Real Estate Investment Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-00862-CAP (Upon motions to dismiss filed by defendants, parts of all seven counts were dismissed by the court. Counts III through VII were dismissed in their entirety. On August 2, 2010, the court ruled on various pre-trial motions and denied the defendants’ motion for summary judgment. The parties are preparing for trial, but no trial date has been set.)

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

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The court ruled that the failure to disclose certain expressions of interest by a third party in acquiring Piedmont raises questions of fact that must be determined at trial. No trial date has been set.

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

9.	Disposition of Real Estate Assets- Discontinued Operations

On May 5, 2010, Piedmont entered into a binding purchase and sale agreement to dispose of the 111 Sylvan Avenue Building located in Englewood Cliffs, NJ for a gross sale price of approximately $55.0 million, exclusive of closing costs, with an anticipated closing date of December 1, 2010. In accordance with GAAP, Piedmont reclassified the 111 Sylvan Avenue Building from real estate assets held-for-use (at cost) to real estate assets held-for-sale (at estimated fair value) on its consolidated balance sheet as of May 5, 2010. Piedmont recorded an impairment loss of approximately $9.6 million as a result of adjusting the assets to fair value (less estimated costs to sell) on May 5, 2010. The amount of gain or loss ultimately recognized on the sales transaction is subject to change as estimated transaction costs are realized in subsequent periods. The fair value measurement used in the evaluation of this non-financial asset is considered to be a Level 1 valuation within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the asset (i.e. the asset is being sold to a third-party purchaser).

The details, comprised of assets held for sale, are provided below (in thousands):

	June 30, 2010	December 31, 2009
Real estate assets held for sale, net:
Land	$10,803	$10,803
Building and improvements, less accumulated depreciation of $11,748 and $11,229, as of June 30, 2010 and December 31, 2009, respectively	44,197	51,756

Total real estate assets held for sale, net	$55,000	$62,559

	June 30, 2010	December 31, 2009
Other assets held for sale:
Tenant receivables	$162	$355
Deferred lease costs, less accumulated amortization of $0 as of December 31, 2009	—	20

Total other assets held for sale	$162	$375

	June 30, 2010	December 31, 2009
Other liabilities held for sale:
Accrued transaction costs	$2,546	$—

Total other liabilities held for sale	$2,546	$—

The details comprising income from discontinued operations are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$1,594	$1,594	$3,189	$3,188
Tenant reimbursements	—	—	(2)	—

	1,594	1,594	3,187	3,188
Expenses:
Property operating costs	8	13	17	55
Depreciation	130	389	519	778
General and administrative expenses	2	18	12	26

	140	420	548	859

Operating income, excluding impairment loss	1,454	1,174	2,639	2,329
Impairment loss	(9,587)	—	(9,587)	—

(Loss)/income from discontinued operations	$(8,133)	$1,174	$(6,948)	$2,329

10.	Stock-based Compensation

As of June 30, 2010, outstanding employee deferred stock awards were as follows:

Date of grant	Outstanding Deferred Stock Awards
	May 24, 2010(1)	May 24, 2010(2)	May 6, 2009(2)	April 21, 2008(2)	May 18, 2007(2)
Shares granted	53,447	222,082	186,634	150,594	254,950
Shares withheld to pay taxes (3)	—	20,383	33,800	31,516	71,788
Shares unvested as of June 30, 2010	53,447	166,561	92,025	36,183	—
Fair value per share of awards on date of grant(4)	$18.71	$18.71	$22.20	$26.10	$30.00

(1)	Of the shares granted, one-third of the total shares vest on each of the first, second, and third anniversary of the grant date.
(2)	Of the shares granted, 25% vested on the day of grant and the remaining shares, adjusted for any forfeitures, vest ratably on the anniversary date over the following three years.
(3)	These shares were surrendered upon vesting to satisfy required minimum tax withholding obligations.
(4)

The fair value of the awards is based on an assumed price on the date of grant. This grant date fair value is further reduced by the present value of dividends foregone on the unvested portion of the shares discounted at the appropriate risk-free rate.

During the three months ended June 30, 2010 and 2009, Piedmont recognized approximately $1.7 million of compensation expense related to restricted stock awards in the table above, of which $0.6 million and $0.7 million relates to the amortization of nonvested shares, respectively. During the six months ended June 30, 2010 and 2009, Piedmont recognized approximately $2.3 million and $2.4 million of compensation expense, respectively, for the same restricted stock awards of which $1.3 million and $1.4 million related to the amortization of nonvested shares. During the six months ended June 30, 2010, 126,456 shares were issued to employees under all of the grants listed in the table above. As of June 30, 2010, approximately $4.0 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately two years.

2010 Deferred Stock Award Grants

On May 24, 2010, the board of directors approved an annual equity award for employees in accordance with the 2007 Omnibus Incentive Plan of 222,082 shares. Such award is similar in nature to the grants made during calendar years 2007 through 2009 as it relates to its vesting schedule and recognition in the accompanying financial statements. In addition, on May 24, 2010 the board of directors granted deferred stock awards totaling 53,447 shares to certain of Piedmont’s employees as one-time discretionary awards in recognition of each employee’s contribution to Piedmont’s listing and concurrent offering during the first quarter 2010. The terms of such awards are identical to Piedmont’s historic restricted stock grants, except that one third of the shares subject to the awards will vest on each of the first, second and third anniversary of the grant date.

Annual Independent Director Equity Awards

On May 11, 2010, the board of directors of Piedmont approved an annual equity award for each of the independent directors of approximately $50,000 payable in the form of 2,525 shares of Piedmont’s common stock. Such award resulted in the issuance of 14,695 shares to Piedmont’s independent directors. Directors’ fees included in general and administrative expense in the accompanying consolidated statements of income included approximately $0.3 million related to these equity awards during the six months ended June 30, 2010 and 2009.

Adoption of 2010 Long-Term Incentive Compensation Plan

On May 11, 2010, the compensation committee of the board of directors of Piedmont approved a 2010 Long-Term Incentive Compensation Plan (the “2010 LTIC Plan”) for certain of its employees. The 2010 LTIC Plan specifies that each participant’s annual opportunity to earn deferred stock awards will be divided equally between a deferred stock award (materially consistent with Piedmont’s past practice) and a new Multi-Year Performance Share Compensation Program (the “Performance Share Program”).

The Performance Share Program provides an opportunity to earn long term equity incentive compensation based on Piedmont’s performance over a three-year period. Piedmont’s performance will be measured by comparing Piedmont’s total stockholder return relative to the total stockholder return for a group of peer companies as determined by Piedmont’s compensation committee.

In accordance with GAAP, expense is required to be recognized on a quarterly basis from the date of the plan grant. Expense recognized for the period from May 11, 2010 through June 30, 2010 was approximately $0.1 million.

11.	Weighted-average Common Shares

There are no adjustments to “Net income attributable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average common shares – basic	172,595,439	158,188,721	168,814,961	158,942,809
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	122,678	115,148	96,931	104,174

Weighted-average common shares – diluted	172,718,117	158,303,869	168,911,892	159,046,983

12.	Subsequent Events

Declaration of Dividend for the Third Quarter 2010

On August 10, 2010, the board of directors of Piedmont declared dividends for the third quarter 2010 in the amount of $0.3150 (31.50 cents) per share on the outstanding common shares of Piedmont to all stockholders of record of such shares as shown on the books of Piedmont at the close of business on September 15, 2010. Such dividends are to be paid on September 22, 2010.

Binding Contract for Acquisition of the Meridian Crossings Buildings

On August 10, 2010, Piedmont entered into a binding contract to purchase two eight-story office buildings containing approximately 384,000 aggregate rentable square feet located in a suburb of Minneapolis, Minnesota (the “Meridian Crossings Buildings”). The purchase price of the Meridian Crossings Buildings is expected to be approximately $66 million, plus closing costs. The Meridian Crossings Buildings, which were completed in 1997 and 1998, are primarily leased to US Bancorp, an existing tenant within the Piedmont portfolio. The two buildings combined are approximately 96% leased.

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

Liquidity and Capital Resources

We intend to use cash flows generated from operation of our wholly-owned properties and distributions from our unconsolidated joint ventures, proceeds from our recent offering of common stock, and proceeds from our existing $500 Million Unsecured Facility as our primary sources of immediate and long-term liquidity. In addition, the potential selective disposal of existing properties and other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base may also provide additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. During the six months ended June 30, 2010, we paid down all outstanding amounts under our $500 Million Unsecured Facility; therefore, as of June 30, 2010, we had the full capacity available for future borrowing with the exception of approximately $14.0 million of capacity that is reserved as security for outstanding letters of credit with two tenants and one municipal government.

We anticipate that our most immediate use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at any of our various properties, and (ii) tenant improvement allowances granted as part of executed leases with our tenants. The timing and magnitude of general repair and maintenance projects are subject to our discretion. We anticipate funding approximately $112.4 million in unrecorded contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, much of which we estimate may be required to be funded over the next five years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to us. Finally, projected amounts for tenant improvements and leasing commissions related to anticipated re-leasing efforts are generally expected to arise in the near to medium term as a significant number of our leases are scheduled to expire over the next four years. However, the timing and magnitude of these amounts are subject to change as competitive market conditions at the time of lease negotiations dictate.

Subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Although the only near-term debt maturity we have is the $250 Million Unsecured Term Loan in June 2011, we also anticipate using funds to make scheduled debt service payments and/or debt repayments when such obligations become due.

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the general economic downturn that we are currently experiencing, or a further downturn in one of our concentration markets, could adversely impact our operating cash flows. Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, as mentioned above, a significant number of our leases at our properties are scheduled to expire over the next four years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, have continued to increase. As such, we will continue to closely monitor our tenant renewals, competitive market conditions, and our cash flows. The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments and selective acquisitions of new properties, (iv) the timing of significant expenditures for tenant improvements and general property capital improvements, (v) appropriate long-term payout ratios for comparable companies, (vi) our ability to continue to access additional sources of capital and (vii) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash collections and cash receipts.

Results of Operations

Overview

Our income from continuing operations for each period presented increased as compared to the prior year, primarily due to lower amortization expense, depreciation expense, and interest expense. These decreases in our expenses were partially offset by lower tenant reimbursements in the current period.

Comparison of the three months ended June 30, 2010 versus the three months ended June 30, 2009

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2010 and 2009, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2010%		June 30, 2009%		$ Increase (Decrease)
Revenue:
Rental income	$110.6		$110.4		0.2
Tenant reimbursements	33.4		36.1		(2.7)
Property management fee revenue	0.7		0.7		(0.0)
Other rental income	0.5		0.8		(0.3)

Total revenues	145.2	100%	148.0	100%	(2.8)
Expense:
Property operating costs	55.5	38%	55.6	38%	(0.1)
Depreciation	25.6	18%	26.2	18%	(0.6)
Amortization	11.0	8%	13.7	9%	(2.7)
General and administrative expense	8.0	5%	8.1	5%	(0.1)

Real estate operating income	45.1	31%	44.4	30%	0.7
Other income (expense):
Interest expense	(18.9)	13%	(19.4)	13%	(0.5)
Interest and other income	1.0	1%	1.1	1%	(0.1)
Equity in income of unconsolidated joint ventures	0.7	0%	0.8	0%	(0.1)

Income from continuing operations	$27.9	19%	$26.9	18%	1.0

Continuing Operations

Revenue

Rental income increased from approximately $110.4 million for the three months ended June 30, 2009 to approximately $110.6 million for the three months ended June 30, 2010. This variance relates primarily to increases in rental revenue at our Glenridge Highlands II Building in Atlanta, Georgia, our 60 Broad Street Building in New York City, New York and our 1225 Eye Street Building and 400 Virginia Avenue Building in Washington, D.C. due to new leasing activity subsequent to the prior period. The increase was partially offset by a reduction in rent associated with the partial termination of a lease at the Aon Center Building in Chicago, Illinois as well as an adjustment to our straight-line rent revenue related to a tenant exercising an option to contract its leased space at the US Bancorp Building in Minneapolis, Minnesota. Tenant reimbursements decreased from approximately $36.1 million for the three months ended June 30, 2009 to approximately $33.4 million for the three months ended June 30, 2010 primarily due to lower recoverable tenant-requested services, utility costs, and janitorial services as well as an overall reduction in reimbursements for utility costs at our 60 Broad Street Building of approximately $1.0 million.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings for the three months ended June 30, 2010 of approximately $0.5 million primarily relates to a lease terminated at the 110 Hidden Lake Circle Building in Duncan, South Carolina. Other rental income for the three months ended June 30, 2009 relates primarily to leases terminated at the 1901 Main Street Building in Irvine, California and the Auburn Hills Corporate Center Building in Detroit, Michigan of approximately $0.5 million and $0.2 million, respectively. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs decreased approximately $0.1 million for the three months ended June 30, 2010 compared to the same period in the prior year. This variance is primarily the result of lower recoverable tenant-requested services (i.e., billback expenses) of approximately $0.4 million, lower recoverable utility costs of approximately $0.2 million, and lower recoverable janitorial costs of approximately $0.2 million in the current period. These favorable variances were partially offset by an increase of approximately $0.5 million in recoverable property tax expense and of approximately $0.2 million in recoverable repair and maintenance costs.

Depreciation expense decreased approximately $0.6 million for the three months ended June 30, 2010 compared to the same period in the prior year. The decrease in depreciation is largely due to an adjustment to accelerate depreciation expense in the prior period related to a lease termination at the 1901 Main Street Building. The decrease was partially offset by an increase in tenant improvements placed in service subsequent to June 30, 2009 at various buildings within the portfolio.

Amortization expense decreased approximately $2.7 million for the three months ended June 30, 2010 compared to the same period in the prior year. The decrease primarily relates to lease intangible assets that have fully amortized subsequent to June 30, 2009, as well as prior period adjustments to accelerate amortization expense due to lease terminations at our 1901 Main Street Building and our 2300 Cabot Drive Building in Chicago, Illinois of approximately $0.6 million. This decrease during the current period was partially offset by an increase in amortization related to new deferred lease acquisition costs associated with the acquisition or renewal of tenants, which is amortized over the life of the respective leases.

General and administrative expenses decreased approximately $0.1 million for the quarter ended June 30, 2010 compared to the same period in the prior year. The decrease is primary attributable to a reimbursement of legal fees by our insurance carrier for expenses related to ongoing litigation activity. This decrease was almost entirely offset by an increase in investor support expenses related to transfer agent expenses associated with our recent recapitalization and listing of our shares on the New York Stock Exchange.

Other Income (Expense)

Interest expense decreased approximately $0.5 million for the three months ended June 30, 2010 compared to the same period in the prior year. The decrease is attributable primarily to lower net borrowings on our $500 Million Unsecured Facility.

Equity in income of unconsolidated joint ventures remained comparable to the same period in the prior year. We expect equity in income of unconsolidated joint ventures to fluctuate based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

Income from continuing operations per share on a fully diluted basis decreased from $0.17 for the three months ended June 30, 2009 to $0.16 for the three months ended June 30, 2010 primarily as a result of higher shares outstanding in the current period.

Discontinued Operations

In accordance with GAAP, we have classified the operations of the held for sale asset, the 111 Sylvan Avenue Building in Englewood Cliffs, New Jersey, as discontinued operations for all periods presented. (Loss)/income from discontinued operations was approximately $(8.1) million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively. Loss from discontinued operations during the current year is the result of recognizing an impairment charge of approximately $9.6 million in conjunction with adjusting the assets to estimated fair value (less estimated costs to sell) upon execution of a binding contract to dispose of the asset. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the six months ended June 30, 2010 versus the six months ended June 30, 2009

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2010 and 2009, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2010%		June 30, 2009%		$ Increase (Decrease)
Revenue:
Rental income	$221.1		$221.7		(0.6)
Tenant reimbursements	68.4		76.2		(7.8)
Property management fee revenue	1.5		1.4		0.1
Other rental income	1.0		0.8		0.2

Total revenues	292.0	100%	300.1	100%	(8.1)
Expense:
Property operating costs	110.9	38%	115.7	39%	(4.8)
Depreciation	51.2	17%	51.4	17%	(0.2)
Amortization	22.4	8%	27.1	9%	(4.7)
General and administrative expense	14.6	5%	15.5	5%	(0.9)

Real estate operating income	92.9	32%	90.4	30%	2.5
Other income (expense):
Interest expense	(38.0)	13%	(38.7)	13%	(0.7)
Interest and other income	2.0	1%	1.8	1%	0.2
Equity in income of unconsolidated joint ventures	1.4	0%	1.4	0%	0.0

Income from continuing operations	$58.3	20%	$54.9	18%	3.4

Continuing Operations

Revenue

Rental income decreased from approximately $221.7 million for the six months ended June 30, 2009 to approximately $221.1 million for the six months ended June 30, 2010. This decrease relates primarily to an adjustment to our straight-line rent revenue related to a tenant exercising an option to contract its leased space at the US Bancorp Building. Tenant reimbursements decreased from approximately $76.2 million for the six months ended June 30, 2009 to approximately $68.4 million for the six months ended June 30, 2010 primarily due to lower recoverable tenant-requested services, utility costs, property tax expense and janitorial services totaling approximately $4.8 million, as well a reduction in reimbursements for utility costs at our 60 Broad Street Building of approximately $1.5 million, and an overall reduction in recoverable expenses due to a partial lease termination at the Aon Center Building.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings for the six months ended June 30, 2010 of approximately $1.0 million primarily relates to a lease terminated at the 110 Hidden Lake Circle Building. Prior year other rental income relates primarily to leases terminated at the 1901 Main Street Building and the Auburn Hills Corporate Center Building of approximately $0.5 million and $0.2 million, respectively. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs decreased approximately $4.8 million for the six months ended June 30, 2010 compared to the same period in the prior year. This variance is primarily the result of lower recoverable tenant-requested services (i.e., billback expenses) of approximately $1.9 million, lower recoverable utility costs of approximately $1.5 million, and lower recoverable property tax expenses of approximately $0.9 million in the current period.

Depreciation expense decreased approximately $0.2 million for the six months ended June 30, 2010 compared to the same period in the prior year. The decrease in depreciation is largely due to an adjustment to accelerate depreciation expense in the prior period related to a lease termination at the 1901 Main Street Building. The decrease was partially offset by an increase in other tenant improvements placed in service after June 30, 2009 at various buildings within the portfolio.

Amortization expense decreased approximately $4.7 million for the six months ended June 30, 2010 compared to the same period in the prior year. The decrease primarily relates to lease intangible assets that have fully amortized subsequent to June 30, 2009. However, this decrease during the current period was partially offset by an increase in amortization related to new deferred lease acquisition costs associated with the acquisition or renewal of tenants subsequent to June 30, 2009, which are amortized over the life of the respective leases.

General and administrative expenses decreased approximately $0.9 million for the six months ended June 30, 2010 compared to the same period in the prior year. The decrease is primarily attributable to lower tax and registration fees as well as lower salary and benefit expense during the current period.

Other Income (Expense)

Interest expense decreased approximately $0.7 million for the six months ended June 30, 2010 compared to the same period in the prior year. The decrease is attributable primarily to lower net borrowings on our $500 Million Unsecured Facility.

Interest and other income increased approximately $0.2 million for the six months ended June 30, 2010 compared to the same period in the prior year, primarily due to non-recurring, prior year abandoned acquisition costs.

Equity in income of unconsolidated joint ventures remained comparable to the same period in the prior year. We expect equity in income of unconsolidated joint ventures to fluctuate based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

Income from continuing operations per share on a fully diluted basis remained comparable at $0.35 for the six months ended June 30, 2010 compared to the prior period. Although income from continuing operations increased by $3.4 million, this increase was somewhat offset by an increased in diluted shares outstanding.

Discontinued Operations

In accordance with GAAP, we have classified the operations of the held for sale asset, the 111 Sylvan Avenue Building, as discontinued operations for all periods presented. (Loss)/income from discontinued operations was approximately $(6.9) million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively. Loss from discontinued operations during the current year is the result of recognizing an impairment charge of approximately $9.6 million in conjunction with adjusting the assets to estimated fair value (less costs to sell) upon execution of a binding contract to dispose of the asset. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

For the three months and six months ended June 30, 2010 and 2009, we calculated AFFO as Core FFO (calculated as set forth above) exclusive of the net effects of: (i) amortization associated with deferred financing costs; (ii) depreciation on non-income-producing real estate assets; (iii) straight line lease revenue/expense; (iv) amortization of above and below-market lease intangibles; (v) stock-based and other non-cash compensation expense; (vi) amortization of mezzanine discount income; and (vii) non-incremental capital expenditures (as defined below). Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended June 30				Six Months Ended June 30
	2010	Per Share(1)	2009	Per Share(1)	2010	Per Share(1)	2009	Per Share(1)
Net income attributable to Piedmont	$19,636	$.11	$27,976	$.18	$51,096	$.30	$57,014	$.36
Depreciation of real assets (2)	25,872	.15	26,773	.17	52,122	.31	52,611	.33
Amortization of lease-related costs (2)	11,104	.07	13,797	.08	22,592	.13	27,339	.17
Gain on sale of properties	—	—	—	—	—	—	—	—

Funds From Operations	$56,612	$.33	$68,546	$.43	$125,810	$.74	$136,964	$.86

Adjustment:
Impairment loss	9,587	.05	—	—	9,587	.06	—	—

Core Funds From Operations	$66,199	$.38	$68,546	$.43	$135,397	$.80	$136,964	$.86

Deferred financing cost amortization	696	—	685	.01	1,392	.01	1,394	.01
Depreciation of non real estate assets	178	—	154	—	357	—	306	—
Straight-line effects of lease (revenue)/expense (2)	(784)	(.01)	(1,227)	(.01)	289	—	1,469	.01
Stock-based and other non-cash compensation	711	.01	831	.01	1,364	.01	1,835	.01
Net effect of amortization of below-market in-place lease intangibles (2)	(1,525)	(.01)	(1,223)	(.01)	(2,951)	(.01)	(2,453)	(.01)
Income from amortization of discount on purchase of mezzanine loans	(694)	—	(929)	(.01)	(1,362)	(.01)	(1,296)	(.01)
Non-incremental capital expenditures (3)	(12,752)	(.07)	(7,394)	(.04)	(21,718)	(.13)	(18,804)	(.12)

Adjusted Funds From Operations	$52,029	$.30	$59,443	$.38	$112,768	$.67	$119,415	$.75

Weighted-average shares outstanding – diluted	172,718		158,304		168,912		159,047

(1)	Based on weighted average shares outstanding – diluted.
(2)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.
(3)

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

We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. As POH had no significant operations for the six months ended June 30, 2010, and we made distributions in excess of taxable income for the periods presented, no provision for federal income taxes has been made in our accompanying consolidated financial statements.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to Piedmont. We have determined that other than the impairment charge recognized upon execution of a binding agreement to dispose of the 111 Sylvan Avenue Building of approximately $9.6 million, there has been no impairment in the carrying value of real estate assets owned by us or any unconsolidated joint ventures as of June 30, 2010. See Note 9 of our accompanying consolidated financial statements for a more detailed discussion.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. The test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of June 30, 2010.

Investment in Variable Interest Entities

Variable Interest Entities (“VIEs”) are defined by GAAP as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, absorbs the majority of the entity’s expected losses, or receives a majority of the entity’s expected residual returns. Generally, expected losses and expected residual returns are the anticipated negative and positive variability, respectively, in the fair value of the VIE’s net assets. When we make an investment, we assess whether the investment represents a variable interest in a VIE and, if so, whether we are the primary beneficiary of the VIE. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve subjective probability weighting of various cash flow scenarios. Incorrect assumptions or estimates of future cash flows may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

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

Contractual Obligations

Our contractual obligations as of June 30, 2010 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt(1)	$1,402,525	$250,000	$45,000	$800,000	$307,525
Operating lease obligations(2)	79,572	636	1,443	1,500	75,993

Total	$1,482,097	$250,636	$46,443	$801,500	$383,518

(1)

Amounts include principal payments only. We made interest payments of approximately $32.2 million during the six months ended June 30, 2010 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

(2)

Three properties (the River Corporate Center Building in Tempe, Arizona; the 8700 South Price Road Building in Tempe, Arizona; and the 2001 NW 64th Street Building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of June 30, 2010 are presented above.

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

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of June 30, 2010 was approximately $1.4 billion. See Note 7 of our accompanying consolidated financial statements for further detail.

As of June 30, 2010, all of our outstanding debt is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt has an average interest rate of approximately 4.66% per annum with expirations ranging from 2011 to 2017. Additionally, during the three months ended June 30, 2010 we extended the term of the $250 Million Unsecured Term Loan from June 2010 to June 2011, upon payment of a 25 basis point fee. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of June 30, 2010, we had no amounts outstanding on our $500 Million Unsecured Facility, which is the only debt facility subject to variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the company’s discretion. The 30-day LIBOR rate as of June 30, 2010 was 0.35%. To the extent that we borrow funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to Piedmont’s legal proceedings, see Note 8 of our accompanying consolidated financial statements.

ITEM 1A.	RISK FACTORS

There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter 2010.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter 2010 Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated: August 10, 2010	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

TO

SECOND QUARTER 2010

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