Form 10-Q
period 2010-09-30
Piedmont Office Realty Trust, Inc.
filed 2010-11-10
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

Yes  ☐    No   ☒

Number of shares outstanding of the registrant’s

classes of common stock, as of November 9, 2010:

Class A Common Stock 132,956,299 shares

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

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions and related impairments to Piedmont’s real estate assets and other intangible assets;

•	The success of our real estate strategies and investment objectives;

•	Availability of financing and banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended; and

•	Other factors, including the risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2009, and Item 1A. of this Quarterly Report on Form 10-Q.

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

The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2009. Piedmont’s results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) September 30, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$642,072	$641,073
Buildings and improvements, less accumulated depreciation of $727,307 and $653,839 as of September 30, 2010 and December 31, 2009, respectively	2,902,704	2,946,567
Intangible lease assets, less accumulated amortization of $145,139 and $147,043 as of September 30, 2010 and December 31, 2009, respectively	77,813	96,269
Construction in progress	11,839	17,059
Real estate assets held for sale, net	55,000	62,559

Total real estate assets	3,689,428	3,763,527
Investments in unconsolidated joint ventures	42,591	43,940
Cash and cash equivalents	67,539	10,004
Tenant receivables, net of allowance for doubtful accounts of $626 and $559 as of September 30, 2010 and December 31, 2009, respectively	129,955	128,087
Notes receivable	60,671	58,739
Due from unconsolidated joint ventures	1,085	1,083
Prepaid expenses and other assets	36,802	21,456
Goodwill	180,097	180,097
Deferred financing costs, less accumulated amortization of $11,280 and $9,285 as of September 30, 2010 and December 31, 2009, respectively	5,878	7,205
Deferred lease costs, less accumulated amortization of $136,219 and $126,678 as of September 30, 2010 and December 31, 2009, respectively	175,474	180,832
Other assets held for sale	65	375

Total assets	$4,389,585	$4,395,345

Liabilities:
Line of credit and notes payable	$1,402,525	$1,516,525
Accounts payable, accrued expenses, and accrued capital expenditures	99,872	97,747
Deferred income	33,882	34,506
Intangible lease liabilities, less accumulated amortization of $81,462 and $75,945 as of September 30, 2010 and December 31, 2009, respectively	51,807	60,655
Interest rate swap	1,028	3,866
Other liabilities held for sale	2,539	—

Total liabilities	1,591,653	1,713,299
Commitments and Contingencies	—	—
Redeemable Common Stock	—	75,164
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of September 30, 2010 or December 31, 2009	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of September 30, 2010 or December 31, 2009	—	—
Class A common stock, $.01 par value; 600,000,000 shares authorized; 93,254,160 shares issued and outstanding as of September 30, 2010; and 39,729,201 shares issued and outstanding at December 31, 2009	932	397
Class B-1 common stock, $.01 par value; 50,000,000 shares authorized; none outstanding as of September 30, 2010; and 39,729,201 shares issued and outstanding at December 31, 2009	—	397
Class B-2 common stock, $.01 par value; 50,000,000 shares authorized; 39,702,139 shares issued and outstanding as of September 30, 2010; and 39,729,202 shares issued and outstanding at December 31, 2009	397	397
Class B-3 common stock, $.01 par value; 50,000,000 shares authorized; 39,702,190 shares issued and outstanding as of September 30, 2010; and 39,729,202 shares issued and outstanding at December 31, 2009	397	398
Additional paid-in capital	3,660,551	3,477,168
Cumulative distributions in excess of earnings	(869,434)	(798,561)
Redeemable common stock	—	(75,164)
Other comprehensive loss	(1,028)	(3,866)

Piedmont stockholders’ equity	2,791,815	2,601,166

Noncontrolling interest	6,117	5,716

Total stockholders’ equity	2,797,932	2,606,882

Total liabilities, redeemable common stock, and stockholders’ equity	$4,389,585	$4,395,345

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$110,776	$111,280	$331,910	$333,032
Tenant reimbursements	29,690	36,922	98,147	113,085
Property management fee revenue	806	742	2,265	2,183
Other rental income	4,230	—	5,205	782

	145,502	148,944	437,527	449,082
Expenses:
Property operating costs	46,612	57,592	157,470	173,308
Depreciation	26,011	26,403	77,285	77,815
Amortization	11,018	13,991	33,409	41,127
General and administrative	6,806	5,656	21,378	21,097
Impairment loss on real estate assets	—	35,063	—	35,063

	90,447	138,705	289,542	348,410

Real estate operating income	55,055	10,239	147,985	100,672
Other income (expense):
Interest expense	(17,359)	(19,518)	(55,383)	(58,255)
Interest and other income	993	1,989	2,998	3,798
Equity in income/(loss) of unconsolidated joint ventures	619	(1,985)	2,003	(568)

	(15,747)	(19,514)	(50,382)	(55,025)

Income/(loss) from continuing operations	39,308	(9,275)	97,603	45,647
Discontinued operations:
Operating income, excluding impairment loss	1,434	1,136	4,072	3,466
Impairment loss	—	—	(9,587)	—

Income/(loss) from discontinued operations	1,434	1,136	(5,515)	3,466

Net income/(loss)	40,742	(8,139)	92,088	49,113
Less: Net income attributable to noncontrolling interest	(158)	(121)	(409)	(359)

Net income/(loss) attributable to Piedmont	$40,584	$(8,260)	$91,679	$48,754

Per share information – basic:
Income/(loss) from continuing operations	$0.23	$(0.06)	$0.57	$0.29
Income/(loss) from discontinued operations	$0.01	$0.01	$(0.03)	$0.02
Income/(loss) attributable to noncontrolling interest	$0.00	$0.00	$0.00	$0.00

Net income/(loss) available to common stockholders	$0.24	$(0.05)	$0.54	$0.31

Per share information – diluted:
Income/(loss) from continuing operations	$0.22	$(0.06)	$0.57	$0.29
Income/(loss) from discontinued operations	$0.01	$0.01	$(0.03)	$0.02
Income/(loss) attributable to noncontrolling interest	$0.00	$0.00	$0.00	$0.00

Net income/(loss) available to common stockholders	$0.23	$(0.05)	$0.54	$0.31

Weighted-average common shares outstanding – basic	172,658,489	157,602,725	170,110,216	158,491,205

Weighted-average common shares outstanding – diluted	172,885,438	157,602,725	170,257,076	158,623,723

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(in thousands, except per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Par Amount	Shares	Par Amount
Balance, December 31, 2008	39,908	$399	119,725	$1,197	$3,491,654	$(674,326)	$(112,927)	$(8,957)	$5,254	$2,702,294
Issuance of common stock	1,071	11	3,213	32	107,657	—	—	—	—	107,700
Redemptions of common stock	(1,276)	(13)	(3,829)	(38)	(128,293)	—	—	—	—	(128,344)
Redeemable common stock	—	—	—	—	—	—	37,763	—	—	37,763
Dividends ($1.2600 per share)	—	—	—	—	—	(198,935)	—	—	(16)	(198,951)
Premium on stock sales	—	—	—	—	3,585	—	—	—	—	3,585
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	26	—	79	1	2,565	—	—	—	—	2,566
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	478	478
Components of comprehensive income:
Net income	—	—	—	—	—	74,700	—	—	—	74,700
Net change in interest rate swap	—	—	—	—	—	—	—	5,091	—	5,091

Comprehensive income	—	—	—	—	—	—	—	—	—	79,791

Balance, December 31, 2009	39,729	397	119,188	1,192	3,477,168	(798,561)	(75,164)	(3,866)	5,716	2,606,882
Net proceeds from issuance of common stock	13,800	138	—	—	184,268	—	—	—	—	184,406
Redemption of fractional shares of common stock	(50)	(1)	(150)	(2)	(2,900)	—	—	—	—	(2,903)
Change in redeemable common stock outstanding	—	—	—	—	—	—	75,164	—	—	75,164
Dividends to common stockholders ($0.945 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	—	—	(12)	(162,552)	—	—	(8)	(162,572)
Conversion of shares to Class A common stock	39,702	397	(39,702)	(397)	—	—	—	—	—	—
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	73	1	68	1	2,027	—	—	—	—	2,029
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	409	409
Components of comprehensive income:
Net income	—	—	—	—	—	91,679	—	—	—	91,679
Net change in interest rate swap	—	—	—	—	—	—	—	2,838	—	2,838

Comprehensive income	—	—	—	—	—	—	—	—	—	94,517

Balance, September 30, 2010	93,254	$932	79,404	$794	$3,660,551	$(869,434)	$—	$(1,028)	$6,117	$2,797,932

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$92,088	$49,113
Operating distributions received from unconsolidated joint ventures	3,379	3,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77,804	78,983
Amortization of deferred lease costs and intangible assets/liabilities	31,964	40,464
Impairment loss	9,587	35,063
Amortization of deferred financing costs	1,996	2,090
Accretion of notes receivable discount	(1,928)	(1,940)
Stock compensation expense	2,458	2,206
Equity in (income)/loss of unconsolidated joint ventures	(2,003)	568
Changes in assets and liabilities:
Increase in tenant receivables, net	(1,578)	(5,020)
Increase in prepaid expenses and other assets	(16,813)	(6,407)
Increase in accounts payable and accrued expenses	7,520	9,751
(Decrease) increase in deferred income	(624)	4,868

Net cash provided by operating activities	203,850	213,112
Cash Flows from Investing Activities:
Investments in real estate assets	(41,378)	(23,792)
Investment in notes receivable	—	(10,000)
Investments in unconsolidated joint ventures	(29)	(57)
Deferred lease costs paid	(10,524)	(13,912)

Net cash used in investing activities	(51,931)	(47,761)
Cash Flows from Financing Activities:
Deferred financing costs paid	(669)	(93)
Proceeds from line of credit and notes payable	—	171,000
Repayments of line of credit and notes payable	(114,000)	(162,100)
Net proceeds from issuance of common stock	185,763	68,703
Redemption of fractional shares of common stock	(2,918)	—
Redemptions of common stock	—	(96,645)
Dividends paid	(162,560)	(149,210)

Net cash used in financing activities	(94,384)	(168,345)

Net increase (decrease) in cash and cash equivalents	57,535	(2,994)
Cash and cash equivalents, beginning of period	10,004	20,333

Cash and cash equivalents, end of period	$67,539	$17,339

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Reduction in goodwill related to return of common stock used to acquire Piedmont’s former advisor	$—	$292
Discounts on common stock related to return of common stock used to acquire Piedmont’s former advisor	$—	$(19)
Accrued redemptions of common stock	$—	$3,942
Change in accrued offering costs	$1,370	$—
Accrued capital expenditures and deferred lease costs	$1,249	$828
Discounts applied to issuance of common stock	$—	$(13,190)
Discounts reduced as a result of redemptions and purchases of common stock	$—	$19,327
Change in redeemable common stock outstanding	$75,164	$51,211

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

As of September 30, 2010, Piedmont owned interests in 74 office properties, plus eight buildings owned through unconsolidated joint ventures and two industrial buildings. See Note 4 below for information on the purchase of three buildings, and Note 14 for information on the sale of one of Piedmont’s buildings owned through an unconsolidated joint venture subsequent to period end. Piedmont’s 74 office properties are located in 19 metropolitan areas across the United States. These office properties comprise approximately 20 million square feet of primarily Class A commercial office space and were approximately 89.0% leased as of September 30, 2010.

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

Investments in Unconsolidated Joint Ventures

Piedmont owns interests in eight properties through its ownership in certain unconsolidated joint venture partnerships. Management has evaluated these joint ventures and determined that these entities are not variable interest entities (“VIEs”). Although Piedmont is the majority equity participant in six of these joint ventures, Piedmont does not have a controlling voting interest in any of the unconsolidated joint ventures; however, it does exercise significant influence. Accordingly, Piedmont’s investments in unconsolidated joint ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to such joint ventures. Pursuant to the terms of the unconsolidated joint venture agreements, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis, and are classified as cash inflows from operating activities, as they are presumed to be returns on Piedmont’s investment in the respective joint venture. Proceeds received as the result of a sale of an asset from an unconsolidated joint venture would be considered a return of Piedmont’s investment in the joint venture and classified as cash inflows from investing activities.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP related to fair value measurements and disclosures and issued new requirements. The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. These changes in GAAP are effective for annual periods beginning after December 15, 2009, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, for which the effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Piedmont does not expect this future disclosure requirement to have a material effect on its consolidated financial statements.

3.	Recapitalization, Listing and Offering of Common Stock

On January 20, 2010, Piedmont’s stockholders approved an amendment to its charter that provided for the conversion of each outstanding share of Piedmont’s common stock into:

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

Piedmont refers to its Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. Piedmont listed its Class A common stock on the New York Stock Exchange (the “NYSE”) on February 10, 2010. Piedmont’s Class B common stock is identical to its Class A common stock except that (i) Piedmont does not intend to list its Class B common stock on a national securities exchange and (ii) shares of its Class B common stock will convert (or have converted) automatically into shares of Class A common stock at specified times, as follows:

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

4.	Acquisitions

On September 28, 2010, and October 1, 2010, Piedmont acquired the office properties listed below from unrelated third parties. Piedmont funded these acquisitions principally with the net proceeds from its February 2010 offering of common stock, as well as a draw subsequent to period end on its $500 Million Unsecured Facility.

Property	Metropolitan Statistical Area	Date of Acquisition	Number of Buildings	Rentable Square Feet	Percentage Occupied as of September 30, 2010	Purchase Price (in millions)
Suwanee Gateway One	Atlanta, GA	September 28, 2010	1	142,427	0%	$7.88
One and Two Meridian Crossings	Minneapolis, MN	October 1, 2010	2	383,882	96%	$65.61

5.	Notes Receivable

Notes receivable as of September 30, 2010 and December 31, 2009 consist solely of Piedmont’s two investments in mezzanine debt, both of which are secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago (the “500 W. Monroe Building”).

The 500 W. Monroe Building is encumbered by a first mortgage (“the Mortgage Loan”) and four different mezzanine loans (“the Mezzanine Loans”) held by different lenders. Within the first Mezzanine Loan and the third Mezzanine Loan, there is also a senior and a junior tranche of mezzanine debt. Piedmont holds the junior tranche in the first Mezzanine Loan (bearing interest at LIBOR plus 1.75%) and the entire second Mezzanine Loan (bearing interest at LIBOR plus 1.61%). The owner of the 500 W. Monroe Building defaulted on the most junior mezzanine loan in February 2009 and has been operating pursuant to a forbearance agreement with that lender (“the most Junior Loan Holder”). As of August 9, 2010, all of the loans (Mortgage and Mezzanine, including Piedmont’s two mezzanine loan investments) had matured. Piedmont subsequently exercised its right to extend the Mortgage Loan and first priority Mezzanine Loan and issued a notice announcing that a UCC foreclosure sale would be conducted on September 14, 2010 wherein Piedmont’s collateral for its second Mezzanine Loan (the pledge of the equity interest in the borrower under the first Mezzanine Loan) would be auctioned. The owner of the building initiated legal action to prevent the foreclosure auction from taking place and on September 8, 2010, after being denied a restraining order by the New York State Supreme Court, appealed that decision to the Appellate Division in New York, where the appellate court issued a stay order delaying the foreclosure auction pending the adjudication of the borrower’s appeal. The matter is still pending resolution in court.

Piedmont has collected all interest (including default interest) due as of September 30, 2010, according to the contractual terms of the notes. As of September 30, 2010, Piedmont has concluded that the loans do not meet the criteria for impairment as set forth in FASB’s Accounting Standards Codification 310-10-35 and, therefore, Piedmont continues to carry the notes at their accreted value of approximately $60.7 million.

An affiliate of the most Junior Loan Holder continues to manage the property, and an unrelated third-party was retained by the owner of the building to act as leasing agent for the property. Therefore, as of September 30, 2010, Piedmont has concluded that it is not the primary beneficiary of the overall remaining capital structure, including the 500 W. Monroe Building, and Piedmont has not recorded the building, Mortgage Loan and surviving mezzanine debt or related interest rate caps (all of which will become Piedmont’s responsibility if Piedmont is the successful bidder at the foreclosure auction) in the accompanying consolidated financial statements. Piedmont’s maximum exposure to loss as of September 30, 2010 is the recorded value of the notes and various costs incurred to date in conjunction with the proceedings mentioned above of approximately $62.0 million.

6.	Line of Credit and Notes Payable

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2010 and December 31, 2009 (in thousands):

Facility	Property	Rate(1)	Maturity		Amount Outstanding as of
					September 30, 2010(2)	December 31, 2009
Secured (Fixed)
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%	6/1/2012		$45,000	$45,000
35 West Wacker Building Mortgage Note	35 West Wacker Drive	5.10%	1/1/2014		120,000	120,000
Aon Center Chicago Mortgage Note	Aon Center	4.87%	5/1/2014		200,000	200,000
Aon Center Chicago Mortgage Note	Aon Center	5.70%	5/1/2014		25,000	25,000
Secured Pooled Facility	Nine Property Collateralized Pool(3)	4.84%	6/7/2014		350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%	5/11/2015		105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool(4)	5.50%	4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%	10/11/2016		42,525	42,525
WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%	11/1/2017		140,000	140,000

Subtotal/Weighted Average(5)		5.16%			1,152,525	1,152,525
Unsecured (Variable)
$250 Million Unsecured Term Loan	$250 Million Term Loan	LIBOR + 1.50%	6/28/2011		250,000	250,000
$500 Million Unsecured Facility	$500 Million Revolving Facility	—(6)	8/30/2011	(7)	—	114,000

Subtotal/Weighted Average(5)		2.36%			250,000	364,000

Total/ Weighted Average(5)		4.66%			$1,402,525	$1,516,525

(1) All of Piedmont’s outstanding debt as of September 30, 2010 and December 31, 2009 is interest-only debt.

(2) Balance outstanding at maturity is the same as that on September 30, 2010, except for the $500 Million Unsecured Facility.

(3) Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 111 Sylvan Drive, 200 Bridgewater Crossing, and Fairway Center II.

(4) Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(5) Weighted average is based on balance outstanding and interest rate at September 30, 2010.

(6) Piedmont may select from multiple interest rate options with each draw, including the prime rate and various- length LIBOR locks. All LIBOR selections are subject to an additional spread (0.475% as of September 30, 2010) over the selected rate based on Piedmont’s current credit rating.

(7) Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 15 basis point extension fee.

During the nine months ended September 30, 2010, Piedmont paid in full the balance of $114.0 million on its $500 Million Unsecured Facility. Subsequent to period end, Piedmont drew $25.0 million on its $500 Million Unsecured Facility in conjunction with the closing of the Meridian Crossings acquisition mentioned in Note 4 above, which it fully repaid on November 1, 2010.

In addition, the $250 Million Unsecured Term Loan’s original maturity was June 28, 2010; however, Piedmont extended the $250 Million Term Loan to June 28, 2011 as permitted under the terms of the loan agreement and entered into interest rate swap agreements with four counterparties to effectively fix the rate on the $250 Million Unsecured Term Loan at 2.36% during the one-year extension period.

Piedmont made interest payments on all debt facilities totaling approximately $16.4 million and $16.8 million for the three months ended September 30, 2010 and 2009, respectively, and $48.6 million and $49.9 million for the nine months ended September 30, 2010 and 2009, respectively. Additionally, Piedmont recorded interest rate swap cash settlements related to its $250 Million Unsecured Term Loan as interest expense in the accompanying consolidated statements of operations of approximately $0.4 million and $2.0 million for the three months ended September 30, 2010 and 2009, respectively, and $4.3 million and $5.8 million for the nine months ended September 30, 2010 and 2009, respectively. Piedmont had no capitalized interest for the nine months ended September 30, 2010 or 2009. See Note 8 below for a description of Piedmont’s estimated fair value of debt as of September 30, 2010.

7.	Derivative Instruments

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

During the nine months ended September 30, 2010, Piedmont used an interest rate swap agreement to hedge the variable cash flows associated with its $250 Million Unsecured Term Loan that matured on June 28, 2010. Effective June 28, 2010, Piedmont extended the $250 Million Unsecured Term Loan until June 28, 2011, as permitted under the terms of the loan agreement, and entered into four additional interest rate swaps. A detail of Piedmont’s interest rate swaps outstanding as of September 30, 2010 is as follows:

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

The effective portion of Piedmont’s derivative financial instruments (interest rate swaps) that was recorded in the accompanying consolidated statement of operations for the three months and nine months ended September 30, 2010 and 2009 (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swap)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Amount of loss recognized in OCI on derivative	$637	$843	$1,483	$2,563
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(350)	$(2,033)	$(4,321)	$(5,844)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the nine months ended September 30, 2010 or 2009.

Amounts reported in accumulated other comprehensive loss related to Piedmont’s derivatives are reclassified to interest expense as interest payments are made on the $250 Million Unsecured Term Loan. Piedmont estimates that an additional $1.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.

The fair value of Piedmont’s derivative financial instruments designated as hedging instruments under GAAP (its interest rate swap agreements) as of September 30, 2010 and December 31, 2009 was $1.0 million and $3.9 million, respectively, and was classified as an “Other Liability” in the accompanying consolidated balance sheet.

Please see the accompanying statements of stockholders’ equity for a rollforward of Piedmont’s Other Comprehensive Loss account.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation. If Piedmont breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $1.0 million.

8.	Fair Value Measurements

Piedmont considers its cash, accounts receivable, notes receivable, accounts payable, interest rate swap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010			As of December 31, 2009
Financial Instrument	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
Cash and cash equivalents (1)	$67,539	$67,539		$10,004	$10,004
Tenant receivables, net(1)	$130,020	$130,020		$128,442	$128,442
Notes receivable	$60,671		$(2)	$58,739	$44,504
Accounts payable(1)	$16,039	$16,039		$12,170	$12,170
Interest rate swap agreements	$1,028	$1,028		$3,866	$3,866
Line of credit and notes payable	$1,402,525	$1,422,946		$1,516,525	$1,436,060

(1)	For the periods presented, the carrying value approximates estimated fair value.
(2)

Due to the UCC foreclosure process and the litigation surrounding it, as well as the fact that the more junior note is technically in default, Piedmont is unable to provide an estimated fair value of the notes receivable as of September 30, 2010. See Note 5 for further information concerning Piedmont’s notes receivable as of September 30, 2010.

Piedmont’s interest rate swap agreements discussed in Note 7 above were the only financial instruments adjusted and carried at fair value as of September 30, 2010 and December 31, 2009 and were classified as an “Interest rate swap” in the accompanying consolidated balance sheets. The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. This total expected exposure was then discounted using discount factors that contemplate the creditworthiness of Piedmont and the counterparties to arrive at a credit charge. This credit charge was then netted against the value of the derivative financial instruments determined using the discounted cash flow analysis described above to arrive at a total estimated fair value of the interest rate swap agreements. As of September 30, 2010 and December 31, 2009, the credit valuation adjustment did not comprise a material portion of the fair values of the derivative financial instruments; therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider its derivative financial instruments to be Level 3 liabilities.

See Note 9 below for further information on a certain long-lived asset which was adjusted to fair value during the three months ended September 30, 2010, and its classification within the fair value hierarchy in accordance with GAAP.

9.	Impairment of Certain Assets

During the three months ended September 30, 2010 and 2009, Piedmont recorded the following impairment charges (in thousands).

	September 30, 2010	September 30, 2009
Impairment loss recorded in real estate operating expenses:
Auburn Hills Corporate Center Building	$—	$10,173
1441 West Long Lake Road Building	—	10,616
1111 Durham Avenue Building	—	14,274

Impairment loss on real estate assets	$—	$35,063

Impairment loss recorded in equity in income/(loss) of unconsolidated joint ventures
Wells/Fremont Associates Joint Venture (at Piedmont’s approximate 78% ownership)	$—	$2,570
Fund IX, X, XI and REIT Joint Venture (at Piedmont’s approximate 4% ownership)	53	—

Impairment loss recorded in equity in income/(loss) of unconsolidated joint ventures	$53	$2,570

During the three months ended September 30, 2010, Piedmont analyzed its equity method investment in Fund IX, X, XI and REIT Joint Venture, which owns and operates the 360 Interlocken Building. The building was purchased in March 1998 and consists of a three-story office building located in Broomfield, Colorado totaling approximately 52,000 square feet. Due to refining the disposition strategy for this joint venture and, consequently, shortening the estimated holding period of this asset, Piedmont determined that the difference in fair value and carrying value for its pro-rata share of its investment in Fund IX, X, XI and REIT Joint Venture was “other than temporary,” and recorded an impairment charge of approximately $53,000 during the three months ended September 30, 2010. Piedmont owns approximately 4% of the building.

Piedmont did not recognize an impairment loss on its held-for-use, wholly-owned buildings during the current year; however, during the three months ended September 30, 2009, Piedmont reduced its intended holding periods for the Auburn Hills Corporate Center Building , purchased in May 2003 and comprising approximately 119,000 square feet, and the 1441 West Long Lake Road Building, purchased in June 2000 and comprising approximately 107,000 square feet, both of which are located in the Detroit, Michigan market. During the same period, Piedmont reduced the intended holding period for the 1111 Durham Avenue Building, purchased in November 2000 and comprising approximately 237,000 square feet, located in New Jersey. The decision to reduce future rental revenues and the holding periods for the two Detroit assets was prompted by the loss of prospective replacement tenants and overall market declines in the Detroit, Michigan market. Further, changes in management’s expectation of re-leasing prospects of the New Jersey asset, coupled with general market declines in the South Plainfield submarket in which it is located, prompted the reduction of intended hold period and future rental revenues during the quarter ended September 30, 2009. The cumulative effect of these decisions triggered a reassessment of speculative leasing assumptions for these buildings, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete necessary re-leasing activities. Based on a comparison of the projected undiscounted future cash flows with the net book value of the real estate and intangible assets, Piedmont determined that the carrying values of the assets were not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $35.1 million to reduce the carrying value of the assets to their estimated fair value based upon the present value of future cash flows.

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

Fair Value Consideration for Property Owned Through Investment in Unconsolidated Joint Venture

As of September 30, 2010, in accordance with GAAP regarding fair value measurements, Piedmont valued its investment in an unconsolidated joint venture using the fair value processes and techniques prescribed by authoritative literature. The fair value measurements used in these evaluations of non-financial assets are considered to be Level 3 valuations within the fair value hierarchy as defined in GAAP, as there are significant unobservable inputs. Examples of inputs Piedmont utilizes in its fair value calculations are discount rates, market capitalization rates, speculative leasing rates and assumptions, timing of leases, rental concessions and leasing capital, and sales prices. The following amounts represent the detail of the adjustments recognized using Level 3 inputs as of September 30, 2010 (in thousands):

Investment in Unconsolidated Joint Venture	Net Book Value	Impairment Recognized	Fair Value
Fund IX, X, XI and REIT Joint Venture (at Piedmont’s approximate 4% ownership)	$240	$53	$187

10.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain lease agreements contain provisions that require Piedmont to issue corporate guarantees to provide funding for such capital improvements. Piedmont anticipates funding approximately $114.9 million in potential obligations for tenant improvements related to its existing lease portfolio over the respective lease terms, much of which Piedmont estimates may be required to be funded over the next five years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Contingencies Related to Tenant Audits

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded approximately $45,000 and $0.5 million of additional reserves as a component of tenant reimbursement income during the three months ended September 30, 2010 and 2009, respectively, and a recovery of approximately $0.1 million and reserves of $1.0 million during the nine months ended September 30, 2010 and 2009, respectively, related to such tenant audits.

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

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. On August 12, 2010, the defendants filed a motion seeking to certify the court’s decision on the parties’ motions for summary judgment for immediate appeal. On November 1, 2010, the court denied the defendants’ motion to certify its order on the parties’ motions for summary judgment for immediate appeal. No trial date has been set.

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

On June 10, 2009, the plaintiffs filed a motion for class certification. The court granted the plaintiffs’ motion for class certification on March 10, 2010. On August 6, 2010, the Eleventh Circuit Court of Appeals granted the defendants’ petition for permission to appeal immediately the court’s order granting the motion for class certification. The defendants filed their opening brief in support of their appeal of the class certification decision on September 15, 2010. The plaintiffs filed a response to the defendants’ brief on October 18, 2010. The parties are presently engaged in discovery.

Piedmont believes that the allegations contained in the complaint are without merit and will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist.

11.	Disposition of Real Estate Assets- Discontinued Operations

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

The details, comprised of assets held for sale, are provided below (in thousands):

	September 30, 2010	December 31, 2009
Real estate assets held for sale, net:
Land	$10,803	$10,803
Building and improvements, less accumulated depreciation of $11,748 and $11,229, as of September 30, 2010 and December 31, 2009, respectively	44,197	51,756

Total real estate assets held for sale, net	$55,000	$62,559

Other assets held for sale:
Tenant receivables	$65	$355
Deferred lease costs, less accumulated amortization of $0 as of December 31, 2009	—	20

Total other assets held for sale	$65	$375

Other liabilities held for sale:
Accrued transaction costs	$2,539	$—

Total other liabilities held for sale	$2,539	$—

The details comprising income from discontinued operations are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$1,595	$1,594	$4,783	$4,783
Tenant reimbursements	—	2	(2)	2

	1,595	1,596	4,781	4,785
Expenses:
Property operating costs	5	26	22	81
Depreciation	—	389	519	1,167
General and administrative expenses	156	45	168	71

	161	460	709	1,319

Operating income, excluding impairment loss	1,434	1,136	4,072	3,466
Impairment loss	—	—	(9,587)	—

Income/(loss) from discontinued operations	$1,434	$1,136	$(5,515)	$3,466

12.	Stockholders’ Equity

Deferred Stock Awards

As of September 30, 2010, outstanding employee deferred stock awards were as follows:

Date of grant	Outstanding Deferred Stock Awards
	May 24, 2010(1)	May 24, 2010(2)	May 6, 2009(2)	April 21, 2008(2)	May 18, 2007(2)
Shares granted	53,447	222,082	186,634	150,594	254,950
Shares withheld to pay taxes (3)	—	20,383	33,800	31,516	71,788
Shares unvested as of September 30, 2010	53,447	166,462	92,025	36,183	—
Fair value per share of awards on date of grant(4)	$18.71	$18.71	$22.20	$26.10	$30.00

(1)	Of the shares granted, one-third of the total shares vest on each of the first, second, and third anniversary of the grant date.
(2)	Of the shares granted, 25% vested on the day of grant and the remaining shares, adjusted for any forfeitures, vest ratably on the anniversary date over the following three years.
(3)	These shares were surrendered upon vesting to satisfy required minimum tax withholding obligations.
(4)

The fair value of the awards is based on an assumed price on the date of grant. This grant date fair value is further reduced by the present value of dividends foregone on the unvested portion of the shares discounted at the appropriate risk-free rate.

During the three months ended September 30, 2010 and 2009, Piedmont recognized approximately $0.8 million and $0.7 million of compensation expense, respectively, related to restricted stock awards in the table above, all of which relates to the amortization of nonvested shares. During the nine months ended September 30, 2010 and 2009, Piedmont recognized in both periods approximately $3.1 million of compensation expense for the same restricted stock awards of which $2.1 million related to the amortization of nonvested shares. During the nine months ended September 30, 2010, 126,456 shares were issued to employees under all of the grants listed in the table above. As of September 30, 2010, approximately $3.2 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

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

The Performance Share Program provides an opportunity to earn long-term equity incentive compensation based on Piedmont’s performance over a three-year period. Piedmont’s performance will be measured by comparing Piedmont’s total stockholder return relative to the total stockholder return for a group of peer companies as determined by Piedmont’s compensation committee.

In accordance with GAAP, expense is required to be recognized on a quarterly basis from the date of the plan grant. Expense recognized during the three months ended September 30, 2010 and nine months ended September 30, 2010 was approximately $0.3 million and $0.4 million, respectively.

Dividend Reinvestment Plan

Piedmont’s dividend reinvestment plan (the “DRP”) was reinstated beginning with dividends declared and paid in the third quarter of 2010. Common stockholders may elect (if their brokerage agreements allow) to reinvest an amount equal to the dividends declared on their common shares into additional shares of Piedmont’s Class A common stock in lieu of receiving cash dividends. Such shares of Class A common stock of Piedmont offered under the DRP will, at the election of Piedmont, either be purchased in the open market or purchased directly from Piedmont from authorized but unissued shares. If the shares are purchased directly from Piedmont, the purchase price for shares will be equal to 98% of the average of the high and low sales price of the Class A common stock reported on the New York Stock Exchange Composite Tape on the dividend payment date, except that if no trading is reported for such trading day, the purchase price shall be determined by Piedmont on the basis of such market quotations as it deems appropriate. If the shares are purchased in the open market, the purchase price for shares will be equal to 98% of the weighted average price of shares purchased to satisfy DRP requirements. On September 22, 2010, Piedmont’s transfer agent purchased approximately 33,000 shares at a weighted-average price of $18.56 per share. Such shares were issued to stockholders participating in the DRP at $18.19 per share.

13.	Earnings Per Share

There are no adjustments to “Net income attributable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including nonvested restricted stock. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur as if the remaining unvested restricted stock awards has vested and resulted in additional common shares outstanding.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
Weighted-average common shares – basic	172,658,489	157,602,725		170,110,216	158,491,205
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	226,949	—		146,860	132,518

Weighted-average common shares – diluted	172,885,438	157,602,725	(1)	170,257,076	158,623,723

(1)

Diluted shares are calculated using the treasury stock method, and include dilutive shares from deferred stock awards. For the three months ended September 30, 2009, the number of shares excluded from diluted shares outstanding were 157,531 shares, because the effect would have been anti-dilutive.

14.	Subsequent Events

Sale of Property Owned in Unconsolidated Joint Venture

On October 15, 2010, Fund IX, X, XI and REIT Joint Venture closed the sale of the 14400 Hertz Quail Springs Parkway Building for a gross sales price of $5.3 million. Piedmont owns approximately four percent of the joint venture, and expects to record its proportionate share of the net sales proceeds and gain on sale in October 2010 of approximately $189,000 and $25,000, respectively. Fund IX, X, XI and REIT Joint Venture, after the completion of the sale, owns one building (360 Interlocken) in Broomfield, Colorado.

Declaration of Dividend for the Fourth Quarter 2010

On November 9, 2010, the board of directors of Piedmont declared dividends for the fourth quarter 2010 in the amount of $0.315 (31.50 cents) per share on all classes of outstanding common shares of Piedmont to stockholders of record as of the close of business on December 1, 2010. Such dividends are to be paid on December 15, 2010.

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

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our wholly-owned properties and distributions from our unconsolidated joint ventures, proceeds from our existing $500 Million Unsecured Facility, and proceeds from our upcoming sale of the 111 Sylvan Avenue Building as our primary sources of immediate and long-term liquidity. In addition, the potential selective disposal of existing properties and other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base may also provide additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. As of the time of this filing, we paid down all outstanding amounts under our $500 Million Unsecured Facility; therefore, we had the full capacity available for future borrowing with the exception of approximately $14.0 million of capacity that is reserved as security for outstanding letters of credit with two tenants and one municipal government.

We anticipate that our most immediate use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at any of our various properties, and (ii) tenant improvement allowances and leasing commissions negotiated as part of executed leases with our tenants. The timing and magnitude of general repair and maintenance projects are subject to our discretion. We anticipate funding approximately $114.9 million in unrecorded contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, much of which we estimate may be required to be funded over the next five years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to us. Finally, projected amounts for tenant improvements and leasing commissions related to anticipated re-leasing efforts are generally expected to increase in the near to medium term as a significant number of our leases are scheduled to expire over the next four years. However, the timing and magnitude of these amounts are subject to change as competitive market conditions at the time of lease negotiations dictate.

Subject to the availability of attractive properties and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Although the only near-term debt maturity we have is the $250 Million Unsecured Term Loan in June 2011, we also anticipate using funds to make scheduled debt service payments and/or debt repayments when such obligations become due.

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging economic conditions that we are currently experiencing, the downward pressure on rental rates in most of our markets, the potential for an increase in interest rates, or the possibility for a further downturn in one of our concentration markets, could adversely impact our operating cash flows. Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, as mentioned above, a significant number of our leases at our properties are scheduled to expire over the next four years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, could increase. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions, and our cash flows. The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments and selective acquisitions of new properties, (iv) the timing of significant expenditures for tenant improvements and general property capital improvements, (v) appropriate long-term payout ratios for comparable companies, (vi) our ability to continue to access additional sources of capital and (vii) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash collections and cash receipts; however, if our cash flow forecasts indicate an extended outflow of cash, we will consider adjusting our dividend policy accordingly.

Results of Operations

Overview

Our income from continuing operations for each period presented increased as compared to the prior year, primarily due to the presence of lease termination income during the current periods, as well as the non-recurrence of impairment charges on assets held for use in the prior year. The positive effect of decreases in our property operating expenses, including lower estimated property tax assessments, as compared to prior periods were partially offset by lower tenant reimbursements associated with such expense.

Comparison of the three months ended September 30, 2010 versus the three months ended September 30, 2009

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2010 and 2009, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2010%		September 30, 2009%		$ Increase (Decrease)
Revenue:
Rental income	$110.8		$111.3		(0.5)
Tenant reimbursements	29.7		36.9		(7.2)
Property management fee revenue	0.8		0.7		0.1
Other rental income	4.2		—		4.2

Total revenues	145.5	100%	148.9	100%	(3.4)
Expense:
Property operating costs	46.6	32%	57.6	39%	(11.0)
Depreciation	26.0	18%	26.4	18%	(0.4)
Amortization	11.0	7%	14.0	9%	(3.0)
General and administrative expense	6.8	5%	5.6	4%	1.2
Impairment loss on real estate assets	—	0%	35.1	23%	(35.1)

Real estate operating income	55.1	38%	10.2	7%	44.9
Other income (expense):
Interest expense	(17.4)	12%	(19.5)	13%	(2.1)
Interest and other income	1.0	1%	2.0	1%	(1.0)
Equity in income of unconsolidated joint ventures	0.6	0%	(2.0)	1%	2.6

Income from continuing operations	$39.3	27%	$(9.3)	6%	48.6

Continuing Operations

Revenue

Rental income decreased from approximately $111.3 million for the three months ended September 30, 2009 to approximately $110.8 million for the three months ended September 30, 2010. This variance relates primarily to a non-recurring adjustment to rental income in 2009 at our 3100 Clarendon Boulevard Building in Washington, D.C. to recognize an increase in rental income and parking fees for a tenant that renewed its lease at higher rates, which were retroactive to June 2008. The decrease was partially offset by an adjustment to accelerate straight-line rental revenue in the prior period related to a lease termination at the Chandler Forum Building in Phoenix, Arizona. Tenant reimbursements decreased from approximately $36.9 million for the three months ended September 30, 2009 to approximately $29.7 million for the three months ended September 30, 2010 primarily due to lower recoverable estimated property taxes of approximately $7.4 million at several of our buildings.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings for the three months ended September 30, 2010 of approximately $4.2 million primarily relates to leases terminated at the Chandler Forum Building, the 110 Hidden Lake Circle Building in Duncan, South Carolina, and the Sarasota Commerce Center II Building in Sarasota, Florida. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs decreased approximately $11.0 million for the three months ended September 30, 2010 compared to the same period in the prior year. This variance is primarily the result of successful appeals of the assessed values at several of our buildings resulting in lower estimated property tax expense of approximately $11.9 million. This favorable variance was partially offset by higher recoverable tenant-requested services (i.e., billback expenses) of approximately $0.4 million and higher non-recoverable property operating costs of approximately $0.4 million, mostly due to utility and repair costs.

Depreciation expense decreased approximately $0.4 million for the three months ended September 30, 2010 compared to the same period in the prior year. The decrease in depreciation is largely due to an adjustment to accelerate depreciation expense on tenant improvements in the prior period related to a lease termination at the Chandler Forum Building. The decrease was partially offset by an increase in tenant improvements placed in service subsequent to September 30, 2009 at various buildings within the portfolio.

Amortization expense decreased approximately $3.0 million for the three months ended September 30, 2010 compared to the same period in the prior year. The decrease primarily relates to lease intangible assets that have fully amortized subsequent to September 30, 2009, as well as prior period adjustments to accelerate amortization expense due to lease terminations at our 3100 Clarendon Boulevard Building and our Chandler Forum Building of approximately $0.5 million. This decrease during the current period was partially offset by an increase in amortization related to new deferred lease acquisition costs associated with the acquisition or renewal of tenants, which is amortized over the life of the respective leases.

General and administrative expenses increased approximately $1.2 million for the quarter ended September 30, 2010 compared to the same period in the prior year. The increase is primary attributable to an increase in transfer agent expenses associated with our recent recapitalization, listing of our shares on the New York Stock Exchange, and related investor support expenses. We also incurred higher employee benefit costs of approximately $0.5 million primarily due to the modification of our long-term incentive compensation plan during the current period, which resulted in earlier recognition of expense as compared to the prior year.

We did not recognize an impairment loss on our held-for-use, wholly-owned buildings during the current year; however, during the quarter ended September 30, 2009, we recognized an impairment loss of approximately $35.1 million as a result of lowering expected future rental income and reducing the intended holding periods for the Auburn Hills Corporate Center Building in Auburn Hills, Michigan, and the 1441 West Long Lake Road Building in Troy, Michigan, as well as the 1111 Durham Avenue Building in South Plainfield, New Jersey. The decision to reduce projected future rental revenues and the holding periods for the two Detroit assets was prompted by the loss of prospective replacement tenants and overall declines in demand for office space in the Detroit, Michigan market. Further, changes in management’s expectation of re-leasing prospects of the New Jersey asset, coupled with general market declines in the South Plainfield submarket in which it is located, prompted the reduction of the intended holding period and future rental revenues during the quarter ended September 30, 2009. The cumulative effect of these decisions triggered a reassessment of leasing assumptions for these buildings, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete the necessary re-leasing activities.

Other Income (Expense)

Interest expense decreased approximately $2.1 million for the three months ended September 30, 2010 compared to the same period in the prior year because we extended the $250 Million Term Loan in June 2010, and entered into new interest rate swap agreements with four counterparties to effectively fix the interest rate on the loan at 2.36%, as compared to 4.97% in 2009. The decrease is also attributable to lower net borrowings on our $500 Million Unsecured Facility during the current year due to the receipt of approximately $184.4 million in net offering proceeds in February 2010.

Interest and other income decreased approximately $1.0 million for the three months ended September 30, 2010 compared to the same period in the prior year. The variance is due to a non-recurring settlement of an acquisition contingency in our favor for an acquisition which closed in 2003 of approximately $0.8 million. Piedmont also received approximately $0.2 million more interest income in the prior year, mainly from Piedmont’s two investments in mezzanine debt, both of which are secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago, Illinois.

Equity in income of unconsolidated joint ventures increased approximately $2.6 million for the three months ended September 30, 2010 compared to the same period in the prior year. The increase was a result of recognizing other-than-temporary impairment of the joint venture which owns the 47320 Kato Road Building in Fremont, California of approximately $2.6 million in the prior period. We expect equity in income of unconsolidated joint ventures to fluctuate based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

Income/(loss) from continuing operations per share on a fully diluted basis increased from a $(0.06) loss for the three months ended September 30, 2009 to income of $0.22 for the three months ended September 30, 2010 primarily as a result of the impairment loss incurred in the prior period; as well as lower operating expenses primarily related to lower estimated property tax assessments at several of our buildings, and approximately $4.2 million of termination fee income included in other rental income recognized during the current period.

Discontinued Operations

In accordance with GAAP, we have classified the operations of the held for sale asset, the 111 Sylvan Avenue Building in Englewood Cliffs, New Jersey, as discontinued operations for all periods presented. Income from discontinued operations was approximately $1.4 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively. The favorable variance is due to the fact that depreciation is discontinued once the asset becomes classified as held for sale, which occurred on May 5, 2010. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2010 and 2009, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2010%		September 30, 2009%		$ Increase (Decrease)
Revenue:
Rental income	$331.9		$333.0		(1.1)
Tenant reimbursements	98.1		113.1		(15.0)
Property management fee revenue	2.3		2.2		0.1
Other rental income	5.2		0.8		4.4

Total revenues	437.5	100%	449.1	100%	(11.6)
Expense:
Property operating costs	157.4	36%	173.3	39%	(15.9)
Depreciation	77.3	18%	77.8	17%	(0.5)
Amortization	33.4	7%	41.1	9%	(7.7)
General and administrative expense	21.4	5%	21.1	5%	0.3
Impairment loss on real estate assets	—	0%	35.1	8%	(35.1)

Real estate operating income	148.0	34%	100.7	22%	47.3
Other income (expense):
Interest expense	(55.4)	13%	(58.3)	13%	(2.9)
Interest and other income	3.0	1%	3.8	1%	(0.8)
Equity in income of unconsolidated joint ventures	2.0	0%	(0.6)	0%	2.6

Income from continuing operations	$97.6	22%	$45.6	10%	52.0

Continuing Operations

Revenue

Rental income decreased from approximately $333.0 million for the nine months ended September 30, 2009 to approximately $331.9 million for the nine months ended September 30, 2010. This decrease relates primarily to lower occupancy during the current period at our Aon Center Building in Chicago, Illinois, the 110 Hidden Lake Circle Building in Duncan, South Carolina, and the 1901 Main Street Building in Irvine, California. The unfavorable decrease was partially offset by an increase in occupancy at our Glenridge Highlands Two Building in Atlanta, Georgia as well as higher rental rates at our 60 Broad Street Building in New York, New York. Tenant reimbursements decreased from approximately $113.1 million for the nine months ended September 30, 2009 to approximately $98.1 million for the nine months ended September 30, 2010 primarily due to lower recoverable estimated property taxes of approximately $9.2 million at several of our buildings. The decrease is also attributable to lower recoverable tenant-requested services and utility costs totaling approximately $2.8 million, as well as an overall reduction in recoverable expenses due to a partial lease termination at the Aon Center Building.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings for the nine months ended September 30, 2010 of approximately $1.2 million primarily relates to a lease terminated at the 110 Hidden Lake Circle Building and approximately $3.4 million relates to a lease termination at our Chandler Forum Building. Prior year other rental income relates primarily to leases terminated at the 1901 Main Street Building and the Auburn Hills Corporate Center Building of approximately $0.5 million and $0.2 million, respectively. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs decreased approximately $15.9 million for the nine months ended September 30, 2010 compared to the same period in the prior year. This variance is primarily the result of successful appeals of the assessed values at several of our buildings resulting in lower estimated property tax expense of approximately $12.8 million. This decrease was also the result of lower recoverable tenant-requested services (i.e., billback expenses) of approximately $1.5 million and lower recoverable utility costs of approximately $1.2 million.

Depreciation expense decreased approximately $0.5 million for the nine months ended September 30, 2010 compared to the same period in the prior year. The decrease in depreciation is largely due to an adjustment to accelerate depreciation expense on tenant improvements in the prior period related to a lease termination at the Chandler Forum Building and the 1901 Main Street Building. The decrease was partially offset by an increase in other tenant improvements placed in service after September 30, 2009 at various buildings within the portfolio.

Amortization expense decreased approximately $7.7 million for the nine months ended September 30, 2010 compared to the same period in the prior year. The decrease primarily relates to lease intangible assets that have fully amortized subsequent to January 1, 2009. However, this decrease during the current period was partially offset by an increase in amortization related to new deferred lease acquisition costs associated with the acquisition or renewal of tenants subsequent to September 30, 2009, which are amortized over the life of the respective leases.

General and administrative expenses increased approximately $0.3 million for the nine months ended September 30, 2010 compared to the same period in the prior year. The increase is primary attributable to an increase in transfer agent expenses associated with our recent recapitalization, listing of our shares on the New York Stock Exchange, and related investor support services. We also incurred higher employee benefit costs due to the modification of our long-term incentive compensation plan during the current period, which resulted in earlier recognition of expense as compared to the prior year. The increase was partially offset by lower tax and registration fees, as well as insurance recoveries related to our defense of ongoing litigation during the current period.

We did not recognize an impairment loss on our held-for-use, wholly-owned buildings during the current year; however, during the nine months ended September 30, 2009, we recognized an impairment loss of approximately $35.1 million as a result of lowering expected future rental income and reducing the intended holding periods for the Auburn Hills Corporate Center Building in Auburn Hills, Michigan, and the 1441 West Long Lake Road Building in Troy, Michigan, as well as the 1111 Durham Avenue Building in South Plainfield, New Jersey. The decision to reduce projected future rental revenues and the holding periods for the two Detroit assets was prompted by the loss of prospective replacement tenants and overall declines in demand for office space in the Detroit, Michigan market. Further, changes in management’s expectation of re-leasing prospects of the New Jersey asset, coupled with general market declines in the South Plainfield submarket in which it is located, prompted the reduction of the intended holding period and future rental revenues during the nine months ended September 30, 2009. The cumulative effect of these decisions triggered a reassessment of leasing assumptions for these buildings, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete the necessary re-leasing activities.

Other Income (Expense)

Interest expense decreased approximately $2.9 million for the nine months ended September 30, 2010 compared to the same period in the prior year. When we extended the $250 Million Term Loan in June 2010, we entered into new interest rate swap agreements with four counterparties to effectively fix the rate on the $250 Million Unsecured Term Loan at 2.36% compared to the prior rate of 4.97% in 2009. The decrease is also attributable to lower net borrowings on our $500 Million Unsecured Facility in the current year due to the receipt of approximately $184.4 million in net offering proceeds in February 2010.

Interest and other income decreased approximately $0.8 million for the nine months ended September 30, 2010 compared to the same period in the prior year. The variance is attributable to a non-recurring settlement of an acquisition contingency in our favor for an acquisition which closed in 2003.

Equity in income of unconsolidated joint ventures increased approximately $2.6 million for the nine months ended September 30, 2010 compared to the same period in the prior year. The increase was a result of recognizing other-than-temporary impairment of a joint venture which owns the 47320 Kato Road Building in Fremont, California of approximately $2.6 million in the prior period. We expect equity in income of unconsolidated joint ventures to fluctuate based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

Income from continuing operations per share on a fully diluted basis increased from $0.29 for the nine months ended September 30, 2009 to $0.57 for the nine months ended September 30, 2010 primarily as a result of the impairment loss incurred in the prior period. We also recognized higher other rental income in the current period due to income recognized for lease terminations and restructurings, as well as lower operating expenses primarily related to lower estimated property tax assessments at several of our buildings, and lower interest expense.

Discontinued Operations

In accordance with GAAP, we have classified the operations of the held for sale asset, the 111 Sylvan Avenue Building, as discontinued operations for all periods presented. (Loss)/income from discontinued operations was approximately $(5.5) million and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively. Loss from discontinued operations during the current year is the result of recognizing an impairment charge of approximately $9.6 million in conjunction with adjusting the assets to estimated fair value (less costs to sell) upon execution of a binding contract to dispose of the asset. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

For the three months and nine months ended September 30, 2010 and 2009, we calculated AFFO as Core FFO (calculated as set forth above) exclusive of the net effects of: (i) amortization associated with deferred financing costs; (ii) depreciation on non-income-producing real estate assets; (iii) straight-line lease revenue/expense; (iv) amortization of above and below-market lease intangibles;

(v) stock-based and other non-cash compensation expense; (vi) amortization of mezzanine discount income; and (vii) non-incremental capital expenditures (as defined below). Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended September 30				Nine Months Ended September 30
	2010	Per Share(1)	2009	Per Share(1)	2010	Per Share(1)	2009	Per Share(1)
Net income attributable to Piedmont	$40,584	$.23	$(8,260)	$(.05)	$91,679	$.54	$48,754	$.31
Depreciation of real assets (2)	26,163	.15	27,004	.17	78,285	.46	79,614	.50
Amortization of lease-related costs (2)	11,119	.07	14,094	.09	33,711	.20	41,434	.26

Funds From Operations	$77,866	$.45	$32,838	$.21	$203,675	$1.20	$169,802	$1.07

Adjustment:
Impairment loss	53	—	37,633	.24	9,641	.05	37,633	.24

Core Funds From Operations	$77,919	$.45	$70,471	$.45	$213,316	$1.25	$207,435	$1.31

Deferred financing cost amortization	607	.01	696	—	2,000	.01	2,090	.01
Depreciation of non real estate assets	176	—	155	—	533	—	461	—
Straight-line effects of lease (revenue)/expense (2)	(2,921)	(.02)	(847)	—	(2,632)	(.01)	622	—
Stock-based and other non-cash compensation	1,095	.01	671	—	2,458	.02	2,506	.02
Net effect of amortization of below-market in-place lease intangibles (2)	(1,510)	(.01)	(1,283)	(.01)	(4,461)	(.03)	(3,736)	(.02)
Income from amortization of discount on purchase of mezzanine loans	(569)	—	(648)	—	(1,932)	(.01)	(1,944)	(.01)
Non-incremental capital expenditures (3)	(13,329)	(.08)	(7,851)	(.05)	(31,712)	(.19)	(26,478)	(.17)

Adjusted Funds From Operations	$61,468	$.36	$61,364	$.39	$177,570	$1.04	$180,956	$1.14

Weighted-average shares outstanding – diluted	172,885		157,603		170,257		158,624

(1)	Based on weighted average shares outstanding – diluted.
(2)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.
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

We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We may perform non-customary services for tenants of buildings that we own, including any real estate or non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. As POH had no significant operations for the nine months ended September 30, 2010, and we made distributions in excess of taxable income for the periods presented, no provision for federal income taxes has been made in our accompanying consolidated financial statements.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. However, due to the long-term nature of the leases, the leases may not readjust their reimbursement rates frequently enough to fully cover all aspects of inflation.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to Piedmont. We have determined that other than the impairment charge recognized during the second quarter of 2010 upon execution of a binding agreement to dispose of the 111 Sylvan Avenue Building of approximately $9.6 million (see Note 11), and our proportionate share of a charge taken on a building (360 Interlocken) owned through an unconsolidated joint venture which was deemed “other than temporary” in nature of approximately $53,000 (see Note 9), there has been no impairment in the carrying value of real estate assets owned by us or any unconsolidated joint ventures as of September 30, 2010.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. The test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of September 30, 2010.

Investment in Variable Interest Entities

Variable Interest Entities (“VIEs”) are defined by GAAP as entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, absorbs the majority of the entity’s expected losses, or receives a majority of the entity’s expected residual returns. Generally, expected losses and expected residual returns are the anticipated negative and positive variability, respectively, in the fair value of the VIE’s net assets. When we make an investment, we assess whether the investment represents a variable interest in a VIE and, if so, whether we are the primary beneficiary of the VIE. Incorrect assumptions or assessments may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

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

Contractual Obligations

Our contractual obligations as of September 30, 2010 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt (1)	$1,402,525	$250,000	$45,000	$800,000	$307,525
Operating lease obligations(2)	79,266	624	2,184	1,404	75,054

Total	$1,481,791	$250,624	$47,184	$801,404	$382,579

(1)

Amounts include principal payments only. We made interest payments, including payments under our interest rate swaps, of approximately $52.9 million during the nine months ended September 30, 2010, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 6 of our accompanying consolidated financial statements.

(2)

Three properties (the River Corporate Center Building in Tempe, Arizona; the 8700 South Price Road Building in Tempe, Arizona; and the 2001 NW 64th Street Building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of September 30, 2010 are presented above.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 10 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

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

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of September 30, 2010 was approximately $1.4 billion. See Note 8 of our accompanying consolidated financial statements for further detail.

As of September 30, 2010, all of our outstanding debt is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt has an average interest rate of approximately 4.66% per annum with expirations ranging from 2011 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of September 30, 2010, we had no amounts outstanding on our $500 Million Unsecured Facility, which is the only debt facility subject to variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the company’s discretion. The 30-day LIBOR rate as of September 30, 2010 was 0.26%. On October 1, 2010, we borrowed approximately $25.0 million under this facility in conjunction with closing of the One and Two Meridian Crossings Buildings. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to Piedmont’s legal proceedings, see Note 10 of our accompanying consolidated financial statements.

ITEM 1A.	RISK FACTORS

We may be required to recognize non-cash losses associated with our potential foreclosure on the security interest related to our notes receivable.

We are currently the lender of two notes receivable, both of which are secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago (the “500 W. Monroe Building”).

The 500 W. Monroe Building is encumbered by a first mortgage (“the Mortgage Loan”) and four different mezzanine loans (“the Mezzanine Loans”) held by different lenders. Within the first Mezzanine Loan and the third Mezzanine Loan, there is also a senior and a junior tranche of mezzanine debt. We hold the junior tranche in the first Mezzanine Loan and the entire second Mezzanine Loan. The owner of the 500 W. Monroe Building defaulted on the most junior mezzanine loan in February 2009 and has been operating pursuant to a forbearance agreement with that lender (“the most Junior Loan Holder”). As of August 9, 2010, all of the loans (Mortgage and Mezzanine, including our two mezzanine loan investments) had matured. We subsequently exercised our right to extend the Mortgage Loan and first priority Mezzanine Loan and issued a notice announcing that a UCC foreclosure sale would be conducted on September 14, 2010 wherein our collateral for our second Mezzanine Loan (the pledge of the equity interest in the borrower under the first Mezzanine Loan) would be auctioned. The owner of the building initiated legal action to prevent the foreclosure auction from taking place and on September 8, 2010, after being denied a restraining order by the New York State Supreme Court, appealed that decision to the Appellate Division in New York, where the appellate court issued a stay order delaying the foreclosure auction pending the adjudication of the borrower’s appeal. The matter is still pending resolution in court.

If we are ultimately successful in foreclosing on the property, we will record the fair value of the building, mortgage and surviving mezzanine debt and the related interest rate caps in our consolidated financial statements. In addition, we will be required to write-off the current recorded value of the notes as we would then be both borrower and lender of the notes. Any difference between the fair values of the assets and liabilities recorded would result in non-cash income or expense. In addition, in the event that foreclosure becomes probable, we will remeasure the receivables based on our assessment of the fair value of the collateral at that time.

Other than the risk factor above, there have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter 2010.

(b)	Not applicable.

(c)

During the quarter ended September 30, 2010, Piedmont’s transfer agent repurchased shares of its Class A common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the “DRP”), as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2009 Under the Program (in 000’s)(1)
July 1, 2010 to July 31, 2010	—	$—	—	$—
August 1, 2010 to August 31, 2010	—	$—	—	$—
September 1, 2010 to September 30, 2010	33	$18.56	—	$—	(1)

(1)

Under our DRP, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, repurchases may occur on a quarterly basis, but only to the extent necessary to satisfy DRP elections by our stockholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter 2010 Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated: November 10, 2010	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

TO

THIRD QUARTER 2010

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