Form 10-K
period 2010-12-31
Piedmont Office Realty Trust, Inc.
filed 2011-02-24
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

None

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

        Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the Class A common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $1,000,345,026 based on the closing price as reported on the New York Stock Exchange. As of February 23, 2011, 172,658,488 shares of Class A common stock were outstanding.

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than May 2, 2011.

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the sectors in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions;

•

If current market and economic conditions do not improve, our business, results of operations, cash flows, financial condition, real estate and other asset values, and access to capital may be adversely affected or otherwise impact performance, including the potential recognition of impairment charges;

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

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Availability of financing and our lending banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code (the “Code”); and

•	Other factors, including the risk factors discussed under Item 1A. of this Annual Report on Form 10-K.

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

General

Piedmont Office Realty Trust, Inc. (“Piedmont”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner of Piedmont OP and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

On February 10, 2010, we listed our Class A common stock on the New York Stock Exchange (the “NYSE”). Furthermore, we completed our most recent public offering (our first publicly listed offering), which closed on February 16, 2010. In preparation for our listing of our common stock on the NYSE, we filed an amendment to our charter to effect a stockholder-approved recapitalization of our common stock (the “Recapitalization”) on January 22, 2010. Pursuant to the Recapitalization, each share of our outstanding common stock was converted automatically into:

•	1/12th of a share of our Class A common stock; plus

•	1/12th of a share of our Class B-1 common stock; plus

•	1/12th of a share of our Class B-2 common stock; plus

•	1/12th of a share of our Class B-3 common stock.

All of our Class B common stock is identical to our Class A common stock except that (i) we do not intend to list our Class B common stock on a national securities exchange and (ii) shares of our Class B common stock will convert automatically on a one-for-one basis into shares of our Class A common stock on specified dates. Each share of our Class B common stock converted automatically into one share of our Class A common stock on the following schedule:

•	August 9, 2010, in the case of our Class B-1 common stock;

•	November 7, 2010, in the case of our Class B-2 common stock; and

•	January 30, 2011, in the case of our Class B-3 common stock.

The Recapitalization also had the effect of reducing the total number of outstanding shares of our common stock. The Recapitalization was effected on a pro rata basis with respect to all of our stockholders. Accordingly, it did not affect any stockholder’s proportionate ownership of our outstanding shares except for any changes resulting from the payment of cash in lieu of fractional shares.

Our portfolio consists primarily of high-grade office buildings leased to large government and corporate tenants. As of December 31, 2010, approximately 82.3% of our Annualized Lease Revenue (see following definition) was derived from our office properties in the ten largest U.S. Office markets based on rentable square footage, including premier office markets like Chicago, Washington, D.C., the New York metropolitan area, Boston and greater Los Angeles. Further, the vast majority of properties we currently own are commercial office buildings; however, our charter does not limit us to such investments.

“Annualized Lease Revenue” (“ALR”) is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that have been executed, but excluding rental abatements and rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of one, two, or four, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, ALR excludes our two industrial properties and seven unconsolidated joint venture interests.

Employees

As of December 31, 2010, we had 110 full-time employees, with 51 of our employees working in our corporate office in Johns Creek, Georgia. Our remaining employees work in property management offices located in Atlanta, Georgia; Boston, Massachusetts; Minneapolis, Minnesota; Washington, D.C.; Tampa, Florida; Irving, Texas; Chicago, Illinois; Detroit, Michigan; and the area surrounding Los Angeles, California. These employees are involved in managing our real estate and servicing our tenants.

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

Financial Information About Industry Segments

Our current business consists primarily of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of office real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2010, no individual tenant, other than multiple leases which collectively represent various departments of the federal government, represents more than 10% of our future rental income under non-cancelable leases or 10% of our current year rental revenues. Apart from general uncertainty related to current, adverse economic conditions, we are not aware of any reason that our current tenants will not be able to pay their contractual rental amounts, in all material respects, as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

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

Continuing concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Such actions may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market and economic conditions do not improve, they may limit our ability, and the ability of our tenants, to fully replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations. As a result of these conditions, the cost and availability of credit, as well as suitable acquisition and disposition opportunities and capitalization rates for sellers, may continue to be adversely affected. Particularly over the past two years, the general economic conditions have contributed to lease terminations and asset impairment charges among other effects on our business.

In order to maintain our REIT status for U.S. federal income tax purposes, we must distribute at least 90% of our adjusted REIT taxable income to our stockholders annually, which makes us dependent upon external sources of capital. One of our primary sources of capital is access to funds under our revolving credit facility. Our access to these funds depends on the ability of the lenders that are parties to such facility to meet their funding commitments to us. Continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third-party financial institutions as a result of such disruptions may have an adverse effect on the ability of our lenders to meet their funding obligations. As a result, if one or more of the lenders fails to perform their respective funding obligations under our loans and our other lenders are not able or willing to assume such commitment, we may not have access to the full amounts that otherwise would be available to us under such loans. Further, our ability to obtain new financing or refinance existing debt could be impacted by such conditions. If our lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected. Both our $250 Million Unsecured Term Loan and our $500 Million Unsecured Facility are currently scheduled to mature in 2011. Although we currently intend to exercise our option to extend our $500 Million Unsecured Facility by one year, our ability to do so is contingent upon us not being in default under the terms of the loan and payment of a 15 basis point extension fee. In addition, we currently anticipate repaying the $250 Million Unsecured Term Loan with proceeds from our $500 Million Unsecured Facility, thereby significantly reducing the availability under the $500 Million Unsecured Facility.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds or are unable to access our existing line of credit, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing acquisitions and potential development activity, decreasing our distribution levels, disposing of one or more of our properties possibly on disadvantageous terms, or entering into or renewing leases on less favorable terms than we otherwise would.

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

In light of current market conditions and depressed real estate values, owners of large office properties in many markets remain hesitant to sell their properties, resulting in fewer opportunities to acquire properties compatible with our growth strategy. Of the limited number of desirable properties that we are seeing come to market, we are either facing significant competition to acquire stabilized properties, or having to accept lease-up risk associated with properties that have lower occupancy. As market conditions and real estate values recover, more properties may become available for acquisition, but we can provide no assurances that such properties will meet our investment standards or that we will be successful in acquiring such properties. Although conditions in the credit markets have improved over the past year, the ability of buyers to utilize higher levels of leverage to finance property acquisitions has been, and remains, somewhat limited . If we are unable to acquire sufficient debt financing at suitable rates or at all, we may be unable to acquire as many additional properties as we anticipate.

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

The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. For example, the current economic conditions may have already adversely affected or may in the future adversely affect one or more of our tenants. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2010, our most substantial non-governmental lead tenants, based on Annualized Lease Revenue, were BP Corporation (approximately 5.6%), U.S. Bancorp (approximately 5.1%), and the Leo Burnett Company (approximately 4.6%). As lead tenants, the revenues generated by the properties these tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results.

Leases representing approximately 45.9% of our Annualized Lease Revenue at our properties are scheduled to expire by the end of 2014, assuming no exercise of early termination rights. Because we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties, we may be unable to renew leases with our existing tenants and, if our current tenants do not renew their leases, we may be unable to re-let the space to new tenants. Furthermore, to the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. In addition, the economic turmoil of the last several years has led to foreclosures and sales of foreclosed properties at depressed values, and we may have difficulty competing with competitors who have purchased properties in the foreclosure process, because their lower cost basis in their properties may allow them to offer space at reduced rental rates.

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

Some of our leases provide tenants with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our tenants to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in some cases, paying a termination fee. In certain cases, such early terminations can be effectuated by our tenants with little or no termination fee being paid to us. As of December 31, 2010, approximately 14.0% of our Annualized Lease Revenue was comprised of leases that provided tenants with early termination rights (including partial terminations and terminations of whole leases). To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants.

Our rental revenues will be significantly influenced by the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Chicago, the New York metropolitan area and Washington, D.C., where we have high concentrations of office properties.

Because our portfolio consists primarily of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Our properties located in Chicago, Washington, D.C. and the New York metropolitan area account for approximately 26.3%, 20.9%, and 15.6%, respectively, of our Annualized Lease Revenue. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the current economic conditions, the reduction in demand for office properties, industry slowdowns, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national business climate, could adversely affect our rental revenues and operating results.

Economic, regulatory, and/or socio-economic changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, may cause our operating results to suffer and decrease the value of our real estate properties.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) that generally do not decline when circumstances reduce the income from the property. The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

•	changes in the national, regional, and local economic climate, particularly in markets in which we have a concentration of properties;

•	local office market conditions such as changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;

•	changes in the patterns of office use due to technological advances which may make telecommuting more prevalent;

•	the attractiveness of our properties to potential tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	the financial stability of our tenants, including bankruptcies, financial difficulties, or lease defaults by our tenants;

•	changes in operating costs and expenses, including costs for maintenance, insurance, and real estate taxes, and our ability to control rents in light of such changes;

•	the need to periodically fund the costs to repair, renovate, and re-let space;

•	earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses;

•	changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment, and taxes; and

•	changes in accounting standards.

In addition, periods of economic slowdown or recession, rising interest rates, or declining demand for real estate could result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Any of the above factors may prevent us from realizing growth or maintaining the value of our real estate properties.

We may face additional risks and costs associated with directly managing properties occupied by government tenants.

We currently own ten properties in which some or all of the tenants are federal government agencies. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property) agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions including the requirement to prepare affirmative action plans may be determined to be applicable to us.

Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges on tangible real estate assets or otherwise impact our performance.

We continually monitor events and changes in circumstances that could indicate that the carrying value of the real estate and related lease intangible assets in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying value of real estate and related lease intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related lease intangible assets to their fair value and recognize an impairment loss.

Projections of expected future cash flows require management to make assumptions to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related lease intangible assets and our net income.

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

We are currently the lender on two notes receivable, both of which are secured by a pledge of the equity interest of the entity owning a 46-story, Class A, commercial office building located in downtown Chicago (the “500 W. Monroe Building”).

The 500 W. Monroe Building is encumbered by a first mortgage (the “Mortgage Loan”) and four different mezzanine loans (the “Mezzanine Loans”) held by different lenders. Within the first Mezzanine Loan and the third Mezzanine Loan, there is also a senior and a junior tranche of mezzanine debt. We hold the junior tranche in the first Mezzanine Loan and the entire second Mezzanine Loan. The owner of the 500 W. Monroe Building defaulted on the most junior mezzanine loan in February 2009 and has been operating pursuant to a forbearance agreement with that lender. As of August 9, 2010, all of the loans (Mortgage and Mezzanine, including our two mezzanine loan investments) had matured. We subsequently exercised our right to extend the Mortgage Loan and first priority Mezzanine Loan and issued a notice announcing that a UCC foreclosure sale would be conducted on September 14, 2010 wherein our collateral for our second Mezzanine Loan (the pledge of the equity interest in the borrower under the first Mezzanine Loan) would be auctioned. The owner of the building initiated legal action to prevent the foreclosure auction from taking place and on September 8, 2010, after being denied a restraining order by the New York State Supreme Court, appealed that decision to the Appellate Division in New York, where the appellate court issued a stay order delaying the foreclosure auction pending the adjudication of the borrower’s appeal. On January 13, 2011, the Appellate Division unanimously affirmed the New York Supreme Court’s denial of the owner’s attempt to obtain an injunction enjoining Piedmont from foreclosing on its security interest. On January 18, 2011, the owner filed a motion seeking leave to appeal that ruling, and the matter is still pending resolution in court.

If we are ultimately successful in foreclosing on the equity interest, we will record the fair value of the building, mortgage and surviving mezzanine debt and the related interest rate caps in our consolidated financial statements. In addition, we will be required to write-off the current recorded value of the notes as we would then be both borrower and lender of the notes. Any difference between the fair values of the assets and liabilities recorded would result in non-cash income or expense. In the event that foreclosure becomes probable, we will assess the valuation of the receivables based on our assessment of the fair value of the collateral at that time. There may also be significant delays and costs associated with the process of foreclosing on the collateral.

We have invested, and in the future may invest, in mezzanine debt, which is subject to increased risk of loss relative to senior mortgage loans.

We have invested, and in the future may invest, in mezzanine debt. These investments, which are subordinate to the mortgage loans secured by the real property underlying the loan, are generally secured by pledges of the equity interests of the entities owning the underlying real estate. As a result, these investments involve greater risk of loss than investments in senior mortgage loans that are secured by real property since they are subordinate to the mortgage loan secured by the building and may be subordinate to the interests of other mezzanine lenders. Therefore, if the property owner defaults on its debt service obligations payable to us or on debt senior to us, or declares bankruptcy, such mezzanine loans will be satisfied only after the senior debt and the other senior mezzanine loans are paid in full, resulting in the possibility that we may be unable to recover some or all of our investment. In addition, the value of the assets securing or supporting our mezzanine debt investments could deteriorate over time due to factors beyond our control, including acts or omissions by owners, changes in business, economic or market conditions, or foreclosure, any of which could result in the recognition of impairment losses. In addition, there may be significant delays and costs associated with the process of foreclosing on the collateral securing or supporting such investments.

Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges on our goodwill, or otherwise impact our performance.

We review the value of our goodwill on an annual basis and when events or changes in circumstances indicate that the carrying value of goodwill may exceed the fair value of such assets. Such interim events could be adverse changes in legal matters or in the business climate, adverse action or assessment by a regulator, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. Volatility in the overall market could cause the price of our common stock to fluctuate and cause the carrying value of our company to exceed the estimated fair value. If that occurs, our goodwill potentially could be impaired. Impairment charges recognized in order to reduce our goodwill could materially and adversely affect our financial condition and results of operations.

Future acquisitions of properties may not yield anticipated returns, may result in disruptions to our business, and may strain management resources.

We intend to continue acquiring high-quality office properties, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. However, newly acquired properties may fail to perform as expected. Costs necessary to bring acquired properties up to standards established for their intended market position may exceed our expectations, which may result in the properties’ failure to achieve projected returns.

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

Our portfolio maintains significant holdings in markets such as Chicago, Washington, D.C., the New York metropolitan area, Boston, and greater Los Angeles, each of which has been, and continues to be, a high risk geographical area for terrorism and threats of terrorism. Future terrorist attacks and other acts of terrorism or war would severely impact the demand for, and value of, our properties. Terrorist attacks in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks otherwise disrupt our tenants’ businesses, it may impair our tenants’ ability to make timely payments under their existing leases with us, which would harm our operating results.

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

We have properties located in Southern California, an area especially susceptible to earthquakes. Collectively, these properties represent approximately 5.1% of our Annualized Lease Revenue. Because these properties are located in close proximity to one another, an earthquake in the greater Los Angeles area could materially damage, destroy or impair the use by tenants of all of these properties. If any of our properties incurs a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

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

As of December 31, 2010, we owned interests in ten properties representing approximately 1.8 million rentable square feet through joint ventures. In the future we may enter into strategic joint ventures with institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including the following:

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

As the owner of real property, we could become subject to liability for a tenant’s failure to comply with environmental requirements regarding the handling and disposal of regulated substances and wastes or for non-compliance with health and safety requirements, which requirements are subject to change.

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

We, and various of our present and former directors and officers, are involved in litigation described in “Item 3.—Legal Proceedings.” We believe that the allegations contained in these complaints are without merit and will continue to vigorously defend these actions; however, due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of these matters and, as with any litigation, the risk of financial loss does exist. We have and may continue to incur significant defense costs associated with defending these claims.

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

From time to time we may engage in development activities to the extent attractive development projects become available. If we engage in development activities, we will be subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

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

Our charter and bylaws contain provisions that may have the effect of delaying, deferring, or preventing a change in control of our company (including an extraordinary transaction such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders. These provisions include, among other things, restrictions on the ownership and transfer of our stock, advance notice requirements for stockholder nominations for directors and other business proposals, and our board of directors’ power to classify or reclassify unissued shares of common or preferred stock and issue additional shares of common or preferred stock.

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

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•

within the limits provided in our charter, prevent the ownership, transfer, and/or accumulation of stock in order to protect our status as a REIT or for any other reason deemed to be in our best interest and the interest of our stockholders;

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

Our bylaws contain a provision exempting any acquisition by any person of shares of our stock from the control share acquisition statute, and our board of directors has adopted a resolution exempting any business combination with any person from the business combination statute. As a result, these provisions currently will not apply to a business combination or control share acquisition involving our company. However, our board of directors may opt into the business combination provisions and the control share provisions of Maryland law in the future.

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

Risks Related to Our Common Stock

Our distributions to stockholders may change.

During the year ended December 31, 2010 we paid quarterly cash distributions that totaled $1.26 per share. Future distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will depend upon a number of factors, including:

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

The U.S. stock markets, including the NYSE on which our common stock is listed, have historically experienced significant price and volume fluctuations. The market price of our common stock may be highly volatile and could be subject to wide fluctuations and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above their purchase price. We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry, although no assurance can be given that any research reports about us will be published;

•	future sales of substantial amounts of our common stock by our existing or future stockholders;

•	increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

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

Market interest rates may have an effect on the value of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher yield on our common stock or seek securities paying higher dividends or yields. It is likely that the public valuation of our common stock will be based primarily on our earnings and cash flows and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease, because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our sector, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our shares or our industry, or the stock of any of our competitors, the price of our shares could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our common stock to decline.

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

From time to time, changes in state and local tax laws or regulations are enacted, including changes to a state’s treatment of REITs and their stockholders, which may result in an increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends.

Distributions made by REITs do not qualify for the reduced tax rates that apply to certain other corporate distributions.

The maximum tax rate for distributions made by corporations to individuals is generally 15% through 2012. Distributions made by REITs, however, generally are taxed at the normal rate applicable to the individual recipient rather than the 15% preferential rate. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that make distributions.

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

As of December 31, 2010, we had total outstanding indebtedness of approximately $1.4 billion. We are likely to incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors may authorize if conditions warrant or to fund future distributions to our stockholders. We intend to finance sizable acquisitions by increasing our ratio of total-debt-to-gross assets ratio to a range of 30% to 40%; however, there can be no assurance that we will be successful in achieving or maintaining this ratio. Significant borrowings by us increase the risks of an investment in us. For example, if there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although no such instances exist as of December 31, 2010, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

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

Increases in interest rates will increase our interest costs associated with any future draws that we may make on our $500 Million Unsecured Facility, which would reduce our cash flows and our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

Changes in the market environment could have adverse affects on our interest rate swap

In conjunction with our $250 Million Unsecured Term Loan, we have entered into an interest rate swap to effectively fix our exposure to variable interest rates under the loan. To the extent interest rates are higher than our fixed rate, we would realize cash savings as compared to other market participants. However, to the extent interest rates are below our fixed rate, we incur more expense than other similar market participants, which has an adverse affect on our cash flows as compared to other market participants.

Additionally, there is counterparty risk associated with entering into an interest rate swap. Should market conditions lead to insolvency or make a merger necessary for one or more of our counterparties, or potential future counterparties, it is possible that the terms of our interest rate swap will not be honored in their current form with a replacement counterparty. The potential termination or renegotiation of the terms of the interest rate swap agreement as a result of changing counterparties through insolvency or merger could result in an adverse impact on our results of operations and cash flows.

Risks Related to Conflicts of Interest

Our Chief Executive Officer and our Chief Financial Officer will be subject to certain conflicts of interest with regard to enforcing the indemnification provisions contained in the merger agreement with our former advisor.

During 2007, we entered into a merger agreement with certain affiliates of our former advisor. Total consideration, comprised entirely of shares of our common stock was exchanged for, among other things, certain net assets of our former advisor, as well as the termination of our obligation to pay certain fees required pursuant to the terms of the in-place agreements with the former advisor. Donald A. Miller, CFA, our Chief Executive Officer and President and one of our directors, and Robert E. Bowers, our Chief Financial Officer, Executive Vice President, Secretary, and Treasurer, each have an economic interest in the merger consideration due to his 1% ownership interest in the entity that sold us these advisor entities. Accordingly, Mr. Miller and Mr. Bowers may be subject to certain conflicts of interest with regard to enforcing indemnification provisions contained in the merger agreement.

One of our independent directors serves as a director of an entity sponsored by our former advisor. This relationship could affect his judgment with respect to enforcing the indemnification provisions contained in the merger agreement with our former advisor.

Donald S. Moss, one of our independent directors, is a director of Wells Timberland REIT. The relationship of Mr. Moss to an entity sponsored by our former advisor could affect his judgment with respect to enforcing indemnification provisions of the merger agreement with our former advisor.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2010.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2010, we owned interests in 75 office properties, plus seven buildings owned through unconsolidated joint ventures and two industrial buildings. Of our office properties, 72 properties were wholly-owned and three properties are owned through consolidated joint ventures. Our 75 office properties are located in 19 metropolitan areas and, as of December 31, 2010 and 2009, these properties were approximately 89.2% and 90.1% leased, respectively, with an average lease term remaining of approximately six years as of each period end. The decrease in occupancy in 2010 is primarily due to the purchase of a newly constructed, 142,000 square foot, vacant building during third quarter 2010, as well as a termination by a tenant at the Aon Center Building in Chicago, IL. The average rental revenue of our properties, as calculated for our properties on a consolidated, accrual basis exclusive of unconsolidated joint ventures and our industrial properties, was $32.02 per leased square foot and $32.56 per leased square foot for the years ended December 31, 2010 and 2009, respectively.

Property Statistics

The tables below include statistics for our properties that we own directly and through our consolidated joint ventures, but do not include our respective ownership interests in properties that we own through our unconsolidated joint ventures or our two industrial properties. “Annualized Lease Revenue” is defined in Item 1 of this Annual Report on Form 10-K.

The following table shows lease expirations of our office portfolio as of December 31, 2010, during each of the next fifteen years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Lease Revenue
Vacant	$—	2,195	0.0%
2011(1)	73,231	2,017	12.5%
2012	79,771	2,053	13.6%
2013	63,498	1,617	10.9%
2014	51,894	1,684	8.9%
2015	43,421	1,555	7.4%
2016	32,623	1,181	5.6%
2017	18,526	545	3.2%
2018	46,060	1,565	7.9%
2019	49,848	1,436	8.5%
2020	30,652	1,125	5.2%
2021	15,017	533	2.6%
2022	16,772	696	2.9%
2023	24,837	1,150	4.2%
2024	22,231	540	3.8%
Thereafter	16,202	516	2.8%

	$584,583	20,408	100.0%

(1)	Includes leases with an expiration date of December 31, 2010 aggregating 110,773 square feet and Annualized Lease Revenue of $4,282,926 for which no new leases were signed.

The following table shows the geographic diversification of our portfolio as of December 31, 2010.

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue
Chicago	$153,709	4,889	26.3%
Washington, D.C.	122,341	3,045	20.9%
New York	91,453	2,920	15.6%
Minneapolis	46,187	1,612	7.9%
Los Angeles	29,744	1,144	5.1%
Dallas	25,767	1,275	4.4%
Boston	23,764	583	4.1%
Detroit	18,905	929	3.2%
Philadelphia	14,897	761	2.5%
Atlanta	10,605	750	1.8%
Houston	9,562	313	1.6%
Nashville	6,975	312	1.2%
Phoenix	6,287	557	1.1%
Central and South Florida	6,192	299	1.1%
Other(1)	18,195	1,019	3.2%

	$584,583	20,408	100.0%

(1)	Not more than 1% is attributable to any individual geographic region.

The following table shows the tenant industry diversification of our portfolio as of December 31, 2010.

Industry	Annualized Lease Revenue (in thousands)	Leased Square Footage (in thousands)	Percentage of Annualized Lease Revenue
Governmental Agencies	$105,013	2,528	18.0%
Business Services	68,338	2,170	11.7%
Depository Institutions	56,852	1,790	9.7%
Legal Services	38,118	1,055	6.5%
Insurance Carriers	37,016	1,498	6.3%
Petroleum Refining & Related Industries	32,477	776	5.6%
Chemicals and Allied Products	24,706	736	4.2%
Engineering, Accounting, Research, Management & Related Services	22,209	654	3.8%
Nondepository Credit Institutions	20,929	765	3.6%
Communications	17,328	595	3.0%
Security & Commodity Brokers, Dealers, Exchanges & Services	14,825	532	2.5%
Food & Kindred Products	14,214	423	2.4%
Electronic & Other Electrical Equipment and Components	13,959	622	2.4%
Educational Services	11,831	276	2.0%
Transportation Equipment	10,567	325	1.8%
Other(1)	96,201	3,469	16.5%

	$584,583	18,214	100.0%

(1)	Not more than 2% is attributable to any individual tenant industry.

The following table shows the tenant diversification of our portfolio as of December 31, 2010.

Location	Credit Rating(1)	Number of Properties	Expiration Date(2)		Annualized Lease Revenues (in thousands)	Percentage of Annualized Lease Revenues
U.S. Government	AAA /Aaa	10		(3)	$76,977	13.2%
BP(4)	A / A2	1	2013		32,477	5.6%
US Bancorp	A+ / Aa3	3	2014/2023	(5)	29,704	5.1%
Leo Burnett	BBB+ /Baa2	2	2019		26,739	4.6%
State of New York	AA / Aa2	1	2019		18,550	3.2%
Winston and Strawn	No rating available(6)	1	2024		17,987	3.1%
Sanofi-aventis	AA- / A1	2	2012		17,338	3.0%
Independence Blue Cross	No rating available	1	2023		14,897	2.5%
Nestle	AA / Aa1	1	2015		13,426	2.3%
Kirkland & Ellis	No rating available(6)	1	2011		11,655	2.0%
Zurich American	AA-	1	2011		10,878	1.9%
Shaw	BBB- / Ba1	1	2018		9,546	1.6%
State Street Bank	AA- / Aa2	1	2021		9,413	1.6%
City of New York	AA / Aa2	1	2020		9,147	1.6%
Lockheed Martin	A- / Baa1	3	2014		8,939	1.5%
DDB Needham	BBB+ / Baa1	1	2018		8,855	1.5%
Gemini	A+ / Aa3	1	2013		7,532	1.3%
Gallagher	No rating available	1	2018		6,995	1.2%
Caterpillar Financial	A / A2	1	2022		6,975	1.2%
Harvard University	Aaa	2	2017		6,431	1.1%
Other(7)			Various		240,122	40.9%

					$584,583	100%

(1)	Credit rating may reflect credit rating of parent or guarantor. When available, both the S&P credit rating and the Moody’s credit rating are provided.
(2)	Represents the expiration year of the majority of the square footage leased by the tenant.
(3)	Various expirations ranging from 2011 to 2025.
(4)	BP Corporation sub-lets substantially all of its leased space to Aon Corporation.
(5)	US Bancorp’s lease at the US Bancorp Center Building expires in 2014; however, their lease at the newly purchased One & Two Meridian Crossings Buildings expires in 2023.
(6)

While no ratings are available for Winston & Strawn and Kirkland & Ellis, these tenants are ranked #33 and #5, respectively, in the 2010 AmLaw 100 ranking (based on 2009 financial data), a publication of The American Lawyer Magazine, which annually ranks the top-grossing, most profitable law firms.

(7)	Not more than 1% is attributable to any individual tenant.

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures. In addition, certain of our properties are subject to ground leases and certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details three properties subject to ground leases and 21 properties held as collateral for debt facilities as of December 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

For information relating to Piedmont’s legal proceedings, see Note 13 of our accompanying consolidated financial statements.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Class A common shares were listed on the New York Stock Exchange on February 10, 2010 under the symbol “PDM.” Prior to February 10, 2010, none of our common stock was listed on a national securities exchange and there was no established public trading market for such shares. Prior to the listing of our common stock, we calculated an estimated net asset per share value of our common stock based on an appraisal of our properties and consideration of the current value of our other assets and liabilities. The last such valuation was performed as of December 31, 2008, and resulted in a determination that the estimated net asset value of our common stock was $22.20 per share.

As of February 22, 2011, there were 25,968 common stockholders of record of our Class A common stock.

The intra-day, high and low sales prices for Piedmont’s Class A common stock were as follows:

	2010 Quarters(1)
	First(1)	Second	Third	Fourth
High	$21.01	$20.78	$18.98	$21.00
Low	$14.37	$17.30	$15.46	$17.37

(1)

As Piedmont’s stock was not listed on a national securities exchange until February 10, 2010, no data was available for comparable quarters in 2009, and the high/low sales prices for first quarter 2010 are for the period February 10, 2010 through March 31, 2010.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. We have the ability to choose the form of dividend payment, either cash, issuance of stock, or a combination of both. Dividends will be made to those stockholders who are stockholders as of the dividend record dates.

Quarterly dividend distributions paid on all outstanding classes of common stock to our stockholders during the years ended December 31, 2010 and 2009 are presented below, and all such dividend payments were made in cash:

	2010
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$53,777	$54,397	$54,386	$54,395	$216,955
Per-share investment income	$0.2172	$0.2172	$0.2172	$0.2172	$0.8688	69%
Per-share return of capital	$0.0978	$0.0978	$0.0978	$0.0978	$0.3912	31%
Per-share capital gains	$0.0000	$0.0000	$0.0000	$0.0000	$0.0000	0%

Total per-share distribution	$0.3150	$0.3150	$0.3150	$0.3150	$1.2600	100%

	2009
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$50,248	$49,397	$49,565	$49,741	$198,951
Per-share investment income	$0.2552	$0.2551	$0.2552	$0.2551	$1.0206	81%
Per-share return of capital	$0.0598	$0.0599	$0.0598	$0.0599	$0.2394	19%
Per-share capital gains	$0.0000	$0.0000	$0.0000	$0.0000	$0.0000	0%

Total per-share distribution	$0.3150	$0.3150	$0.3150	$0.3150	$1.2600	100%

Securities Authorized for Issuance Under Equity Compensation Plans

Outstanding director options continue to be governed by the terms of the Director Option Plan; however, all future awards will be made under the 2007 Omnibus Incentive Plan. See Note 14 of the accompanying consolidated financial statements for further information on our stock compensation and the 2007 Omnibus Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8,000	$36.00	3,925,652
Equity compensation plans not approved by security holders	—	—	—

Total	8,000	$36.00	3,925,652

Performance Graph

The following graph compares the cumulative total return of Piedmont’s Class A common stock with the S&P 500 and the FTSE NAREIT Equity REITs Index for the period beginning on February 10, 2010 (Piedmont’s initial listing of its Class A common stock on the NYSE) through December 31, 2010. The graph assumes a $100 investment in each of the indices on February 10, 2010 and the reinvestment of all dividends.

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	For the Period from February 10, 2010 to December 31, 2010
	2/10/10	12/31/10
Piedmont Office Realty Trust Inc.	100.00	137.85
S&P 500	100.00	119.36
FTSE NAREIT Equity REITs	100.00	134.98

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish Piedmont’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by Piedmont under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2010	2009	2008	2007	2006
Statement of Income Data(1):
Total revenues	$588,838	$598,504	$615,587	$586,870	$564,435
Property operating costs	$217,871	$230,588	$225,467	$225,855	$228,370
Depreciation and amortization	$148,902	$161,816	$160,238	$169,315	$162,015
Casualty and impairment loss on real estate assets	$—	$35,063	$—	$—	$7,765
General and administrative expenses	$29,201	$27,315	$30,497	$27,947	$16,899
Other expense	$66,639	$73,189	$72,316	$55,749	$56,609
Income from continuing operations(1)	$126,225	$70,533	$127,069	$108,004	$92,777
Income from discontinued operations(1)	$(5,315)	$4,645	$4,791	$26,317	$41,204
Net income attributable to noncontrolling interest	$(531)	$(478)	$(546)	$(711)	$(657)
Net income attributable to Piedmont	$120,379	$74,700	$131,314	$133,610	$133,324

Cash Flows:
Cash flows from operations	$275,750	$281,543	$296,515	$282,527	$278,948
Cash flows used in investing activities	$(80,194)	$(68,666)	$(191,926)	$(71,157)	$(188,400)
Cash flows used in financing activities (including dividends paid)	$(148,842)	$(223,206)	$(149,272)	$(190,485)	$(95,390)
Dividends paid	$(216,955)	$(198,951)	$(279,418)	$(283,196)	$(269,575)

Per-Share Data(1):
Per weighted-average common share data:
Income from continuing operations per share—basic	$0.74	$0.44	$0.79	$0.67	$0.60
Income from continuing operations per share—diluted	$0.73	$0.44	$0.79	$0.67	$0.60
Income from discontinued operations per share—basic and diluted	$(0.03)	$0.03	$0.03	$0.16	$0.27
Net income attributable to Piedmont per share—basic	$0.71	$0.47	$0.82	$0.83	$0.87
Net income attributable to Piedmont per share—diluted	$0.70	$0.47	$0.82	$0.83	$0.87
Dividends declared	$1.2600	$1.2600	$1.7604	$1.7604	$1.7604
Weighted-average shares outstanding—basic (in thousands)	170,753	158,419	159,586	160,698	153,898
Weighted-average shares outstanding—diluted (in thousands)	170,967	158,581	159,722	160,756	153,898

Balance Sheet Data (at period end):
Total assets	$4,373,480	$4,395,345	$4,557,330	$4,579,746	$4,450,690
Total stockholders’ equity	$2,773,454	$2,606,882	$2,702,294	$2,886,991	$2,856,747
Outstanding debt	$1,402,525	$1,516,525	$1,523,625	$1,301,530	$1,243,203

Funds from Operations Data(2):
Net income attributable to Piedmont	$120,379	$74,700	$131,314	$133,610	$133,324
Depreciation of real estate assets—wholly-owned properties and unconsolidated partnerships	105,107	106,878	100,849	96,432	96,745
Amortization of lease costs—wholly-owned properties and unconsolidated partnerships	45,334	57,708	62,767	77,232	73,664
Loss (gain) on sale—wholly-owned properties	817	—	—	(20,680)	(27,922)
(Gain) loss on sale—unconsolidated partnerships	(25)	—	—	(1,129)	5

Funds From Operations(2)	$271,612	$239,286	$294,930	$285,465	$275,816

Loss on impairment of real estate assets—wholly-owned properties and unconsolidated partnerships	9,640	37,633	2,088	—	7,565

Core Funds From Operations(2)	$281,252	$276,919	$297,018	$285,465	$283,381

(1)

Prior period amounts have been adjusted to conform with the current period presentation, including classifying revenues from sold properties as discontinued operations, as well as all share and per share amounts being adjusted to give effect to the Recapitalization, for all periods presented.

(2)

Net income calculated in accordance with GAAP is the starting point for calculating Funds from Operations (“FFO”) and Core Funds From Operations (“Core FFO”). FFO and Core FFO are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO and Core FFO are beneficial indicators of the performance of an equity REIT. Specifically, FFO calculations exclude factors such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO and Core FFO may provide valuable comparisons of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO and Core FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. NAREIT currently defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after the same adjustments for investments in unconsolidated joint ventures. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs. Further, we calculate Core FFO as FFO (computed in accordance with NAREIT) excluding impairment charges and other significant non-recurring charges. Adjustments for impairment charges on investments in unconsolidated partnerships are also adjusted when calculating Core FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009, and 2008 included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a fully integrated, self-managed real estate investment trust specializing in the acquisition, ownership, management, development, and disposition of primarily high-quality Class A office buildings located in major U.S. office markets and leased primarily to high-credit-quality tenants. We operate as a real estate investment trust for federal income tax purposes.

Since our formation in 1997, we have completed four public offerings of common stock. Combined with our dividend reinvestment plan, these offerings raised approximately $5.8 billion in total offering proceeds. The proceeds from these sales of common stock, net of offering costs and other expenses, were used primarily to fund the acquisition of real estate properties and certain capital expenditures identified at the time of acquisition, as well as to fund redemptions pursuant to our share redemption program. On February 10, 2010, we listed our Class A common stock on the NYSE. We completed our most recent public offering (our first publicly listed offering), on February 16, 2010, selling 13.8 million shares. Our anticipated sources of capital are (i) cash generated from operations, (ii) proceeds from our completed public offerings, (iii) borrowings under our existing $500 Million Unsecured Facility and any other future debt facilities, and (iv) proceeds from selective dispositions.

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

All of our Class B common stock had converted to Class A common stock by January 30, 2011.

The Recapitalization also had the effect of reducing the total number of outstanding shares of our common stock. The Recapitalization was effected on a pro rata basis with respect to all of our stockholders. Accordingly, it did not affect any stockholder’s proportionate ownership of our outstanding shares except for any changes resulting from the payment of cash in lieu of fractional shares.

As of December 31, 2010, we owned and operated 75 office properties (excluding seven buildings owned through unconsolidated joint ventures and two industrial buildings), which are located in 19 metropolitan areas. These 75 office properties comprise approximately 20.4 million square feet, primarily Class A commercial office space, and were approximately 89.2% and 90.1% leased as of December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our wholly-owned properties and distributions from our unconsolidated joint ventures, proceeds from our existing $500 Million Unsecured Facility, and proceeds from the recent sale of the 111 Sylvan Avenue Building as our primary sources of immediate and long-term liquidity. In addition, the potential selective disposal of existing properties and other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base may also provide additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. As of the time of this filing, we have no outstanding amounts under our $500 Million Unsecured Facility; therefore, we had the full capacity available for future borrowing with the exception of approximately $21.8 million of capacity that is reserved as security for outstanding letters of credit required by various third parties.

We anticipate that our most immediate use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at any of our various properties, and (ii) tenant improvement allowances and leasing commissions negotiated as part of executed leases with our tenants. The timing and magnitude of general repair and maintenance projects are subject to our discretion. We anticipate funding approximately $111.4 million in unrecorded contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, much of which we estimate may be required to be funded over the next five years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to us. Finally, projected amounts for tenant improvements and leasing commissions related to anticipated re-leasing efforts are generally expected to increase in the near to medium term as a significant number of our leases are scheduled to expire over the next three years. However, the timing and magnitude of these amounts are subject to change as competitive market conditions at the time of lease negotiations dictate.

Subject to the availability of attractive properties and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, dependent upon actual disposition and acquisition activities, we currently anticipate that we will repay the full outstanding balance of the $250 Million Unsecured Term Loan, which is the only near-term debt maturity we have in 2011, using availability under our $500 Million Unsecured Facility. We also anticipate using funds to make other scheduled debt service payments and/or debt repayments when such obligations become due.

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging economic conditions that we are currently experiencing, the downward pressure on rental rates in most of our markets, the potential for an increase in interest rates, or the possibility for a further downturn in one of our concentration markets, could adversely impact our operating cash flows. Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, as mentioned above, a significant number of our leases at our properties are scheduled to expire over the next three years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, could increase. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions, and our cash flows. The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments and selective acquisitions of new properties, (iv) the timing of significant expenditures for tenant improvements and general property capital improvements, (v) appropriate long-term payout ratios for comparable companies, (vi) our ability to continue to access additional sources of capital and (vii) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash collections and cash receipts. Although we covered the dividend out of operating cash flows in 2010, slight declines in projected Core FFO, coupled with increasing capital commitments for new leases, lead us to believe that we will likely not cover our dividend in 2011 and/or 2012. We will closely monitor these projections and will consider adjusting our dividend policy accordingly.

Results of Operations

Comparison of the year ended December 31, 2010 vs. the year ended December 31, 2009

Our income from continuing operations increased from 2009 to 2010 primarily due to the recognition of a non-recurring impairment loss of approximately $35.1 million in the prior year; lower operating expenses at several of our buildings, primarily related to lower estimated property tax assessments; the recognition of an additional $5.0 million in other rental income related to lease terminations at certain of our properties; and lower interest expense due to a lower, fixed interest rate on the $250 million Term Loan, as compared to the prior year.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2010 and 2009, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2010%		December 31, 2009%		$ Increase (Decrease)
Revenue:
Rental income	$442.7		$443.4		(0.7)
Tenant reimbursements	135.1		149.2		(14.1)
Property management fee revenue	3.2		3.1		0.1
Other rental income	7.8		2.8		5.0

Total revenues	588.8	100%	598.5	100%	(9.7)
Expense:
Property operating costs	217.9	37%	230.6	38%	(12.7)
Depreciation	103.9	17%	104.5	18%	(0.6)
Amortization	44.9	8%	57.3	10%	(12.4)
Impairment loss on real estate assets	—	0%	35.1	6%	(35.1)
General and administrative expense	29.2	5%	27.3	4%	1.9

Real estate operating income	192.9	33%	143.7	24%	49.2
Other income (expense):
Interest expense	(72.8)	12%	(77.7)	13%	(4.9)
Interest and other income	3.5	0%	4.4	1%	(0.9)
Equity in income of unconsolidated joint ventures	2.6	0%	0.1	0%	2.5

Income from continuing operations	$126.2	21%	$70.5	12%	55.7

Revenue

Rental income remained relatively flat for the year ended December 31, 2010, approximately $442.7 million, as compared to the prior year, approximately $443.4 million. However, there was lower occupancy during the current period at our Aon Center Building in Chicago, Illinois and the 110 Hidden Lake Circle Building in Duncan, South Carolina. The unfavorable decrease was largely offset by an increase in occupancy at our Glenridge Highlands Two Building in Atlanta, Georgia as well as our 60 Broad Street Building in New York, New York. Tenant reimbursements decreased from approximately $149.2 million for the year ended December 31, 2009 to approximately $135.1 million for the year ended December 31, 2010. Of the decrease, approximately $13.1 million is due to lower recoverable estimated property taxes as well as lower estimated tenant-requested services. The remaining variance is attributable to an overall reduction in recoverable expenses due to a partial lease termination at the Aon Center Building.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings of approximately $7.8 million for the year ended December 31, 2010 relates primarily to a lease termination at our Chandler Forum Building in Chandler, Arizona of approximately $3.4 million, as well as lease terminations at our 110 Hidden Lake Circle Building, Aon Center Building and our Eastpointe Corporate Center Building located in Issaquah, Washington. Prior year other rental income relates primarily to leases terminated at the Aon Center Building and the 1901 Main Street Building in Irvine, California of approximately $1.9 million and $0.5 million, respectively. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may either not be in our control, or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs decreased approximately $12.7 million for the year ended December 31, 2010 compared to the prior year. This variance is primarily the result of successful appeals of the assessed values at several of our buildings resulting in lower estimated property tax expense of approximately $10.5 million. Lower recoverable tenant-requested services (i.e. billback expenses) of approximately $2.0 million also contributed to the year over year decrease.

Depreciation expense decreased approximately $0.6 million for the year ended December 31, 2010 compared to the prior year. The decrease in depreciation expense is largely due to an adjustment to accelerate depreciation expense on tenant improvements in the prior year related to various lease terminations at certain of our buildings, as well as lower depreciation expense in the current year related to the reclassification of the 111 Sylvan Avenue Building to held for sale in May 2010, and its subsequent disposition in December 2010. The decrease was mostly offset by an increase in other tenant improvements placed in service after December 31, 2009 at various buildings within our portfolio, as well as the acquisition of three buildings in the latter half of 2010.

Amortization expense decreased approximately $12.4 million for the year ended December 31, 2010 compared to the prior year. The decrease primarily relates to lease intangible assets that have fully amortized subsequent to January 1, 2009, resulting in less amortization of approximately $9.8 million, as well as a decrease in adjustments to accelerate amortization expense on certain lease intangible assets related to various lease terminations at certain of our buildings compared to the prior year of approximately $3.8 million. However, this decrease during the current period was partially offset by an increase in amortization related to new deferred lease acquisition costs associated with the acquisition or renewal of tenants subsequent to December 31, 2009, which are amortized over the life of the respective leases.

We did not recognize an impairment loss on our held-for-use, wholly-owned buildings during the current year; however, during the year ended December 31, 2009, we recognized an impairment loss of approximately $35.1 million as a result of lowering expected future rental income and reducing the intended holding periods for the Auburn Hills Corporate Center Building in Auburn Hills, Michigan, and the 1441 West Long Lake Road Building in Troy, Michigan, as well as the 1111 Durham Avenue Building in South Plainfield, New Jersey.

General and administrative expenses increased approximately $1.9 million for the year ended December 31, 2010 compared to the prior year. The variance is primarily attributable to an increase in transfer agent expenses associated with our recent recapitalization, listing of our shares on the New York Stock Exchange, and related investor support services of approximately $4.2 million. Also, we incurred higher employee benefit costs of approximately $1.4 million, primarily due to the new stock performance component of the 2010 Long Term Incentive Compensation Plan which effects long-term incentive compensation grants for officers and resulted in earlier recognition of expense as compared to the prior year. These increases were partially offset by insurance recoveries related to our defense of ongoing litigation during the current period.

Other Income (Expense)

Interest expense decreased approximately $4.9 million for the year ended December 31, 2010 compared to the prior year. When we extended the $250 Million Term Loan in June 2010, we entered into new interest rate swap agreements with four counterparties to effectively fix the rate on the $250 Million Unsecured Term Loan at 2.36% compared to the prior rate of 4.97% for the full year in 2009. The decrease is also attributable to lower net borrowings on our $500 Million Unsecured Facility in the current year due to the receipt of approximately $184.4 million in net offering proceeds in February 2010.

Interest and other income decreased approximately $0.9 million for the year ended December 31, 2010 compared to the prior year. The variance is attributable to a $0.8 million non-recurring settlement in the prior period of an acquisition contingency in our favor for an acquisition which closed in 2003.

Equity in income of unconsolidated joint ventures increased approximately $2.5 million for the year ended December 31, 2010 compared to the prior year. The increase was primarily a result of recognizing our proportionate share of an impairment loss on one of our unconsolidated joint ventures of approximately $2.6 million in the prior period. We expect equity in income of unconsolidated joint ventures to fluctuate based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

Income from continuing operations per share on a fully diluted basis increased from $0.44 for the year ended December 31, 2009 to $0.73 for the year ended December 31, 2010 for a number of reasons, including the impairment loss incurred in the prior year, higher other rental income in the current year due to income recognized for lease terminations and restructurings, as well as lower operating expenses primarily related to lower estimated property tax assessments at several of our buildings, and lower interest expense as compared to prior year.

Discontinued Operations

In accordance with GAAP, we have classified the operations of the 111 Sylvan Avenue Building in Englewood Cliffs, New Jersey, which sold in 2010, as discontinued operations for all periods presented. (Loss)/income from discontinued operations was approximately $(5.3) million and $4.6 million for the years ended December 31, 2010 and 2009, respectively. Loss from discontinued operations during the current year is the result of recognizing an impairment charge of approximately $9.6 million in conjunction with adjusting the assets to estimated fair value (the sales price), less estimated costs to sell, as well as a subsequent loss on the sale of the building of approximately $0.8 million, which was the result of costs incurred for the substitution of another property for the 111 Sylvan Avenue Building in our Secured Pooled Facility. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2008

Our income from continuing operations decreased from 2008 to 2009 primarily due to the recognition of an impairment loss of approximately $35.1 million related to the Auburn Hills Corporate Center Building in Auburn Hills, Michigan; the 1441 West Long Lake Road Building in Troy, Michigan; and the 1111 Durham Avenue Building in South Plainfield, New Jersey. The decrease in income from continuing operations is also due to the recognition of approximately $13.3 million in 2008 in other rental income related to significant lease terminations in 2008 at our Glenridge Highlands Two Building; our 6031 Connection Drive Building in Irving, Texas; our 3750 Brookside Parkway Building in Alpharetta, Georgia; and our 90 Central Street Building in Boxborough, Massachusetts.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2009 and 2008, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2009%		December 31, 2008%		$ Increase (Decrease)
Revenue:
Rental income	$443.4		$448.8		(5.4)
Tenant reimbursements	149.2		150.3		(1.1)
Property management fee revenue	3.1		3.2		(0.1)
Other rental income	2.8		13.3		(10.5)

Total revenues	598.5	100%	615.6	100%	(17.1)
Expense:
Property operating costs	230.6	38%	225.5	36%	5.1
Depreciation	104.5	18%	98.2	16%	6.3
Amortization	57.3	10%	62.0	10%	(4.7)
Impairment loss on real estate assets	35.1	6%	—	0%	35.1
General and administrative expense	27.3	4%	30.5	5%	(3.2)

Real estate operating income	143.7	24%	199.4	33%	(55.7)
Other income (expense):
Interest expense	(77.7)	13%	(76.0)	12%	1.7
Interest and other income	4.4	1%	3.4	0%	1.0
Equity in income of unconsolidated joint ventures	0.1	0%	0.3	0%	(0.2)

Income from continuing operations	$70.5	12%	$127.1	21%	(56.6)

Continuing Operations

Revenue

Rental income and tenant reimbursements decreased from approximately $448.8 million and $150.3 million, respectively, for the year ended December 31, 2008 to approximately $443.4 million and $149.2 million, respectively, for the year ended December 31, 2009. The decrease in rental income relates primarily to a reduction in rent associated with the early termination of the Cingular lease at our Glenridge Highlands Two Building during the fourth quarter 2008. A significant portion of the vacated space at the Glenridge Highlands Two Building has subsequently been re-leased to a new tenant. The decrease in tenant reimbursement revenue is attributable to adjustments to both current and prior year operating expense recoveries of reimbursable amounts of approximately $3.1 million. We also had approximately $1.2 million less of tenant reimbursements at our Glenridge Highlands Two Building primarily because of the termination of the lease discussed above, and the fact that the new tenant at this location has a gross rental structure with a base-year for operating expenses in 2009, which precludes the reimbursement of operating expenses. These decreases in reimbursement revenue were partially offset by an increase in property tax recoveries and reimbursable tenant-requested services at certain of our properties of approximately $3.2 million.

Other rental income decreased approximately $10.5 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income consists primarily of lease termination fee income in both years and is recognized once we have completed our obligation to provide space to the tenant, regardless of the date we actually receive the payment of the fee. Other rental income for 2008 relates primarily to leases terminated at the Glenridge Highlands Two Building, at the 90 Central Street Building, at the 3750 Brookside Parkway Building, and at the 6031 Connection Drive Building. Other rental income for 2009 relates primarily to leases terminated at the Aon Center Building and the Auburn Hills Corporate Center Building.

Expense

Property operating costs increased approximately $5.1 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This increase is the result of increases in tenant expenses at certain of our properties, a majority of which relates to property taxes of approximately $7.0 million, billback expenses (i.e. tenant-requested services) of approximately $1.1 million, and repair and maintenance costs of approximately $0.7 million which are noted above as being reimbursed by tenants pursuant to their respective leases. This increase was partially offset by a decrease in utility costs of approximately $3.7 million.

Depreciation expense increased approximately $6.3 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Building improvements at the Aon Center Building as well as tenant-related expenditures at other properties contributed approximately $3.8 million of the increase, and accelerated depreciation charges related to lease termination by tenants at the Chandler Forum Building in Chandler, Arizona (partial lease termination) and the 1901 Main Street Building in Irvine, California contributed approximately $1.6 million of the increase. Additionally, the year ended December 31, 2009 includes twelve full months of depreciation related to the acquisition of the Piedmont Pointe II Building in Bethesda, Maryland (acquired in June 2008), as compared to approximately six months of depreciation related to the same building during 2008, resulting in additional depreciation expense in the current year of approximately $0.7 million.

Amortization expense decreased approximately $4.7 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease is primarily due to intangible lease assets which have become fully amortized subsequent to December 31, 2007, principally at the Glenridge Highlands Two Building, the 9211 Corporate Boulevard and the 9221 Corporate Boulevard Buildings (f/k/a Lockheed Martin I & II Buildings) in Rockville, MD, and the 3100 Clarendon Building in Arlington, VA. The decrease in amortization expense was partially offset by higher charges to amortization in order to adjust intangible lease assets and deferred lease costs associated with lease terminations and restructurings to their net realizable value in the year ended December 31, 2009. The largest of these charges related to a lease termination at the Fairway Center II Building in Brea, CA of approximately $2.8 million.

During 2009, we recognized an impairment loss of approximately $35.1 million as a result of lowering expected future rental income and reducing the intended holding periods for the Auburn Hills Corporate Center Building, and the 1441 West Long Lake Road Building, as well as the 1111 Durham Avenue Building. The decision to reduce future rental revenues and the holding periods for the two Detroit assets was prompted by the loss of prospective replacement tenants and overall declines in the Detroit, Michigan market. Further, changes in management’s expectation of re-leasing prospects of the New Jersey asset, coupled with general market declines in the South Plainfield submarket in which it is located, prompted the reduction of intended hold period and future rental revenues during 2009. The cumulative effect of these decisions triggered a reassessment of leasing assumptions for these buildings, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete the necessary releasing activities (See Note 12 to our accompanying consolidated financial statement for further details).

General and administrative expenses decreased approximately $3.2 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Of this decrease, approximately $1.5 million is related to net savings realized through the termination of a service agreement with our former advisor in July 2008 as well as a reduction in services related to another service agreement with our former advisor in 2009. Additionally, offering costs of approximately $0.9 million which had been capitalized in 2007 in anticipation of a public stock offering, were later expensed in 2008 when such offering was indefinitely delayed. Finally, we recognized approximately $0.2 million of recoveries in 2009 of previously recorded bad debt reserves which were deemed to be recoverable. In contrast, we incurred approximately $0.6 million of bad debt charges in 2008.

Other Income (Expense)

Interest expense, which includes interest incurred under our interest rate swap, increased approximately $1.7 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Although in general, interest rates and borrowings were lower compared to 2008, we incurred a full year of interest expense related to our $250 Million Unsecured Term Loan during 2009, as opposed to approximately six months of expense in the prior year.

Interest and other income increased approximately $1.0 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This increase is primarily due to the following non-recurring items: (1) the settlement of an acquisition contingency in our favor at a certain acquisition which closed in 2003 of approximately $0.8 million, and (2) loan extension fee income of approximately $0.2 million related to our investments in mezzanine debt in 2009.

Equity in income of unconsolidated joint ventures decreased approximately $0.2 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as a result of recognizing our proportionate share of an impairment loss on the joint venture which owns the 47300 Kato Road Building in Fremont, California of approximately $2.6 million in 2009 as compared with recognizing our proportionate share of an impairment loss on the joint venture which owns the 20/20 Building in Leawood, Kansas in 2008 of approximately $2.1 million. The decrease in the income was also partially offset as a result of lease intangible assets which have fully amortized at the AIU Building in Hoffman Estate, Illinois.

Income from continuing operations per share on a fully diluted basis decreased from $0.79 per share for the year ended December 31, 2008 to $0.44 per share for the year ended December 31, 2009 primarily as a result of the impairment loss incurred in 2009 as well as significant other rental income related to lease terminations in prior periods which were recognized in 2008. We also incurred higher depreciation expense mostly due to a full year’s depreciation at our Piedmont Pointe II Building, as well as building improvements and other tenant-related expenditures at various properties in 2009.

Discontinued Operations

In accordance with GAAP, we have classified the operations of properties held for sale and sold as discontinued operations for all periods presented. Income from discontinued operations was approximately $4.6 million and approximately $4.8 million for the years ended December 31, 2009 and 2008, respectively. These amounts consist of operations of the 111 Sylvan Avenue Building in Englewood Cliffs, New Jersey sold in December 2010, as well as the Citigroup Fort Mill Building in Fort Mill, South Carolina and the Videojet Technology Building in Wood Dale, Illinois, which were both sold in March 2007, but had annual operating expense adjustments recognized in the first quarter 2008.

Funds From Operations, Core Funds From Operations, and Adjusted Funds From Operations (“AFFO”)

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

We calculate Core FFO as FFO (calculated as set forth above) less impairment charges and significant, non-recurring items (including our proportionate share of any impairment charges or extraordinary items recognized during the period related to investments in unconsolidated joint ventures).

We calculate AFFO as Core FFO (calculated as set forth above) exclusive of the net effects of: (i) amortization associated with deferred financing costs; (ii) depreciation on non-income-producing real estate assets; (iii) straight-line lease revenue/expense; (iv) amortization of above and below-market lease intangibles; (v) stock-based and other non-cash compensation expense; (vi) amortization of mezzanine discount income; and (vii) non-incremental capital expenditures (as defined below). Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	2010	Per share(1)	2009	Per share(1)	2008	Per share(1)
Net income attributable to Piedmont	$120,379	$.70	$74,700	$.47	$131,314	$.82
Depreciation of real assets—wholly-owned properties and unconsolidated partnerships	105,107	.62	106,878	.68	100,849	.63
Amortization of lease-related costs—wholly-owned properties and unconsolidated partnerships	45,334	.27	57,708	.36	62,767	.40
Loss on sale—wholly-owned properties	817	—	—	—	—	—
Gain on sale—unconsolidated partnerships	(25)	—	—	—	—	—

Funds From Operations	$271,612	$1.59	$239,286	$1.51	$294,930	$1.85

Adjustments:
Loss on impairment of real estate assets—wholly-owned properties and unconsolidated partnerships	9,640	.06	37,633	.24	2,088	.01

Core Funds From Operations	$281,252	$1.65	$276,919	$1.75	$297,018	$1.86

Adjustments:
Non-incremental capital expenditures(2)	(58,305)	(.34)	(46,452)	(.29)	(45,620)	(.28)
Deferred financing cost amortization	2,608	.01	2,786	.02	2,504	.02
Depreciation of non real estate assets	707	.00	632	.00	379	.00
Straight-line effects of lease (revenue)/expense(3)	(6,088)	(.04)	(997)	(.01)	(1,216)	(.01)
Amortization of lease related intangibles (Above/Below-Market In-Place Lease Intangibles)(3)	(5,793)	(.03)	(5,399)	(.04)	(3,214)	(.02)
Stock-based and other non-cash compensation	3,681	.02	3,178	.02	3,555	.02
Amortization of fair market adjustments on notes payable	—	.00	—	.00	(645)	.00
Income from amortization of discount on purchases of mezzanine loans	(2,405)	(.01)	(2,278)	(.01)	(840)	(.01)

Adjusted Funds From Operations	$215,657	$1.26	$228,389	$1.44	$251,921	$1.58

Weighted-average shares outstanding—diluted	170,967		158,581		159,722

(1)	Based on weighted-average shares outstanding—diluted.

(2)	Represents capital expenditures of a recurring nature related to tenant improvements and leasing commissions that do not incrementally enhance the underlying assets’ income generating capacity.
(3)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We perform non-customary services for tenants of buildings that we own, including real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets.

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

Valuation of Real Estate Assets and Investments in Joint Ventures which Hold Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present for wholly-owned properties, which indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. For our investments in unconsolidated joint ventures, we assess the fair value of our investment, as compared to our carrying amount. If we determine that the carrying value is greater than the fair value at any measurement date, we must also determine if such a difference is temporary in nature. Value fluctuations which are “other than temporary” in nature are then recorded to adjust the carrying value to the fair value amount.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to Piedmont. During the year ended December 31, 2009, we recognized an impairment charge on our Auburn Hills Corporate Center Building (approximately $10.2 million), our 1111 Durham Avenue Building (approximately $14.3 million), and our 1441 West Long Lake Road Building (approximately $10.6 million). During the year ended December 31, 2010, we recorded an impairment charge of approximately $9.6 million upon execution of a binding agreement to dispose of the 111 Sylvan Avenue Building, as a component of discontinued operations. See Note 12 and Note 17 to our accompanying consolidated financial statements for further information on these impairment charges.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. The test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no issues of impairment related to our goodwill as of December 31, 2010.

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

The valuation of cash flow hedges is determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, we consider both our own and the respective counterparties’ risk of nonperformance in determining the fair value of our derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both we and the counterparties are at risk for as of the valuation date. This total expected exposure is then discounted using discount factors that contemplate our creditworthiness and the counterparties to arrive at a credit charge. This credit charge is then netted against the value of the derivative financial instruments determined using the discounted cash flow analysis described above to arrive at a total estimated fair value of the interest rate swap agreements.

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2010.

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements are discussed in Note 7 “Unconsolidated Joint Ventures” and Note 13 “Commitments and Contingencies” (specifically related to Operating Lease Obligations) to the accompanying consolidated financial statements. The unconsolidated joint ventures in which we invest are prohibited by their governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the notes to our accompanying consolidated financial statements, as well as the Contractual Obligations table below.

Contractual Obligations

Our contractual obligations as of December 31, 2010 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$1,402,525	$250,000	$740,000	$272,525	$140,000
Operating lease obligations	79,254	636	2,249	1,500	74,869

Total	$1,481,779	$250,636	$742,249	$274,025	$214,869

(1)

Amounts include principal payments only. We made interest payments of $65.4 million during the year ended December 31, 2010 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 8 of our accompanying consolidated financial statements. Additionally, we recorded interest rate swap cash settlements of approximately $4.7 million during the year ended December 31, 2010 related to our $250 Million Unsecured Term Loan as interest expense.

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

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2010, our consolidated debt consisted of the following (in thousands):

	2011		2012	2013	2014	2015	Thereafter	Total
Maturing debt:
Variable rate repayments	$—		$—	$—	$—	$—	$—	$—
Variable rate average interest rate	—		—	—	—	—	—	—
Fixed rate repayments	$250,000		$45,000	$—	$695,000	$105,000	$307,525	$1,402,525
Fixed rate average interest rate(2)	2.36%	(1)	5.20%	—	4.92%	5.29%	5.65%	4.66%

(1)

The $250 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into an interest rate swap agreement which effectively fixes the rate on this loan to 2.36% through June 28, 2011.

(2)	See Note 8 of our accompanying consolidated financial statements for further details on our debt structure.

As of December 31, 2009, our consolidated debt consisted of the following (in thousands):

	2010		2011		2012	2013	2014	Thereafter	Total
Maturing debt:
Variable rate repayments	$—		$114,000	(1)	$—	$—	$—	$—	$114,000
Variable rate average interest rate	—		1.19%	(2)	—	—	—	—	1.19%
Fixed rate repayments	$250,000	(3)	$—		$45,000	$—	$695,000	$412,525	$1,402,525
Fixed rate average interest rate	4.97%	(4)	—		5.20%	—	4.92%	5.56%	5.13%

(1)	Amount maturing represents the outstanding balance as of December 31, 2009 on the $500 Million Unsecured Facility.
(2)

Rate is equal to the weighted-average interest rate on all outstanding draws as of December 31, 2009. We may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All selections are subject to an additional spread over the selected rate based on our current credit rating (0.475% as of December 31, 2009).

(3)	We extended the term of the $250 Million Unsecured Term Loan to June 2011, upon payment of a 25 basis point fee.
(4)

The $250 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into an interest rate swap agreement which effectively fixed the rate on this loan to 4.97% through June 28, 2010.

As of December 31, 2010 and 2009, the estimated fair value of the line of credit and notes payable above were approximately $1.4 billion. Additionally, the notional amount of our interest rate swap is $250.0 Million, and it carries a fixed interest rate of 2.36% as of December 31, 2010.

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

As of December 31, 2010, a 1% change in interest rates would have no effect on our interest expense as all of our debt is effectively fixed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2010 or 2009.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2010, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued their report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 24, 2011, the board of directors amended Piedmont’s Code of Business Conduct and Ethics (the “Code of Ethics”) to require supervisory approval for receipt of gifts of entertainment valued over $250. The amended Code of Ethics is attached to this filing on Form 10-K as Exhibit 14.1, as well as being disclosed on Piedmont’s Web site, http://www.piedmontreit.com.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2010 in connection with our 2011 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s Web site at http://www.piedmontreit.com under the “Corporate Governance” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2010, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2010, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2010, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2010, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.        The financial statements begin on page F-4 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of February 2011.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN Michael R. Buchanan	Director	February 24, 2010

/s/ DONALD S. MOSS Donald S. Moss	Director	February 24, 2010

/s/ WESLEY E. CANTRELL Wesley E. Cantrell	Director	February 24, 2010

/s/ WILLIAM H. KEOGLER, JR. William H. Keogler, Jr.	Director	February 24, 2010

/s/ JEFFREY L. SWOPE Jeffrey L. Swope	Director	February 24, 2010

/s/ FRANK C. MCDOWELL Frank C. McDowell	Director	February 24, 2010

/s/ W. WAYNE WOODY W. Wayne Woody	Chairman, and Director	February 24, 2010

/s/ DONALD A. MILLER, CFA Donald A. Miller, CFA	President and Director (Principal Executive Officer)	February 24, 2010

/s/ ROBERT E. BOWERS Robert E. Bowers	Chief Financial Officer and Executive Vice-President (Principal Financial Officer)	February 24, 2010

/s/ LAURA P. MOON Laura P. Moon	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2010

EXHIBIT INDEX

TO

2010 FORM 10-K

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated as of February 2, 2007, by and among Piedmont Office Realty Trust, Inc. (f/k/a Wells Real Estate Investment Trust, Inc.) (the “Company”), WRT Acquisition Company, LLC, WGS Acquisition Company, LLC, Wells Real Estate Funds, Inc., Wells Capital, Inc., Wells Management Company, Inc., Wells Advisory Services I, LLC, Wells Real Estate Advisory Services, Inc. and Wells Government Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

3.1	Third Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010)

3.2	Amended and Restated Bylaws of Piedmont Office Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on January 22, 2010)

10.1	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated June 11, 1998 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-32099), filed on July 9, 1998)

10.2	Joint Venture Agreement of Wells/Fremont Associates dated July 15, 1998, by and between Wells Development Corporation and Piedmont Operating Partnership, L.P. (f/k/a Wells Operating Partnership, L.P. (the “Operating Partnership”) (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-32099), filed on August 14, 1998)

10.3	Amended and Restated Joint Venture Partnership Agreement of Fund XI-Fund XII-REIT Joint Venture dated June 21, 1999, by and among Wells Real Estate Fund XI, L.P., Wells Real Estate Fund XII, L.P. and the Operating Partnership (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-83933), filed on November 17, 1999)

10.4	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership dated April 10, 2000, by and between the Operating Partnership and Wells Real Estate Fund XII, L.P. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-66657), filed on April 25, 2000)

10.5	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership dated June 27, 2001, by and between the Operating Partnership and Wells Real Estate Investment Fund XIII, L.P. (incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-44900), filed on July 23, 2001)

10.6	Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. dated April 27, 2000 (incorporated by reference to Exhibit 10.106 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

Exhibit Number	Description of Document
10.7	First Amendment to Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. dated November 6, 2003 (incorporated by reference to Exhibit 10.107 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.8	Amended and Restated Limited Partnership Agreement of Wells-Buck Venture, L.P. dated November 6, 2003, by and among Wells 35 W. Wacker, LLC, Buck 35 Wacker, L.L.C. and VV USA City, L.P. (incorporated by reference to Exhibit 10.108 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.9	Amended and Restated Promissory Note dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.10	Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.11	Amended and Restated Promissory Note dated November 1, 2007, by 1225 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.12	Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated October 24, 2002, by 1225 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.13	Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.14	First Amendment to Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.120 to Post-Effective Amendment No. 6 to Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.15	Limited Liability Company Agreement of 1225 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.16	First Amendment to Limited Liability Company Associates of 1225 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.17	Promissory Note dated April 20, 2004, by Wells REIT-Chicago Center Owner, LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.174 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

Exhibit Number	Description of Document
10.18	Mortgage, Security Agreement and Fixture Filing by Wells REIT-Chicago Center Owner, LLC to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.175 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.19	Loan Agreement (Multi-State) dated May 21, 2004, between Wells REIT-Austin, TX, L.P., Wells REIT—Multi-State Owner, LLC, Wells REIT-Nashville, TN, LLC and Wells REIT—Bridgewater, NJ, LLC; and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.176 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.20	Loan Agreement (D.C. Properties) dated May 21, 2004, between Wells REIT-Independence Square, LLC and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.177 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.21	Promissory Note dated May 5, 2005, by Wells REIT-800 Nicollett Avenue Owner, LLC. in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.22	Fixed Rate Note dated May 4, 2005, by 4250 N. Fairfax Owner, LLC in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.23	Amended and Restated Dividend Reinvestment Plan of the Company adopted February 24, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011)

10.24*	Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.25	Escrow Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and SunTrust Bank (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.26	Pledge and Security Agreement dated April 16, 2007, by and between the Company, Wells Advisory Services I, LLC, WRT Acquisition Company, LLC and WGS Acquisition Company, LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.27	Registration Rights Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and Wells Capital, Inc. (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.28*	2007 Omnibus Incentive Plan of Wells Real Estate Investment Trust, Inc. (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.29	Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.30*	Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

Exhibit Number	Description of Document
10.31*	Employment Agreement dated May 14, 2007, by and between the Company and Carroll A. “Bo” Reddic, IV (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.32*	Employment Agreement dated May 14, 2007, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.33*	Employment Agreement dated May 14, 2007, by and between the Company and Laura P. Moon (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.34	Master Property Management, Leasing, and Construction Management Agreement dated April 16, 2007 by and among the Company, the Operating Partnership, and Wells Management Company, Inc. (incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.35*	Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective May 18, 2007 (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 7, 2007)

10.36	Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.37	Credit Agreement dated August 31, 2007, by and among the Operating Partnership, the Company, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., each of Morgan Stanley Bank, Bank of America, N.A., and PNC Bank, National Association, and the other banks signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 7, 2007)

10.38	Term Loan Agreement, dated as of June 26, 2008, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JP Morgan Securities, Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Managers, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, each of Wells Fargo Bank, N.A., Regions Bank, N.A., and US Bank N.A., as Documentation Agents, the other banks signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 1, 2008)

14.1	Code of Business Conduct and Ethics of the Company amended as of February 24, 2011

21.1	List of Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Piedmont Office Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piedmont Office Realty Trust, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piedmont Office Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

Atlanta, Georgia

February 24, 2011

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Piedmont Office Realty Trust, Inc.

We have audited Piedmont Office Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Piedmont Office Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Piedmont Office Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Piedmont Office Realty Trust, Inc. and our report dated February 24, 2011, expressed an unqualified opinion thereon.

Atlanta, Georgia

February 24, 2011

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	December 31, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$647,653	$651,876
Buildings and improvements, less accumulated depreciation of $744,756 and $665,068 as of December 31, 2010 and December 31, 2009, respectively	2,943,995	2,998,323
Intangible lease assets, less accumulated amortization of $145,742 and $147,043 as of December 31, 2010 and December 31, 2009, respectively	74,028	96,269
Construction in progress	11,152	17,059

Total real estate assets	3,676,828	3,763,527
Investments in unconsolidated joint ventures	42,018	43,940
Cash and cash equivalents	56,718	10,004
Tenant receivables, net of allowance for doubtful accounts of $1,298 and $559 as of December 31, 2010 and December 31, 2009, respectively	134,006	128,442
Notes receivable	61,144	58,739
Due from unconsolidated joint ventures	1,158	1,083
Prepaid expenses and other assets	23,724	21,456
Goodwill	180,097	180,097
Deferred financing costs, less accumulated amortization of $11,893 and $9,285 as of December 31, 2010 and December 31, 2009, respectively	5,306	7,205
Deferred lease costs, less accumulated amortization of $137,726 and $126,678 as of December 31, 2010 and December 31, 2009, respectively	192,481	180,852

Total assets	$4,373,480	$4,395,345

Liabilities:
Line of credit and notes payable	$1,402,525	$1,516,525
Accounts payable, accrued expenses, and accrued capital expenditures	112,648	97,747
Deferred income	35,203	34,506
Intangible lease liabilities, less accumulated amortization of $84,308 and $75,945 as of December 31, 2010 and December 31, 2009, respectively	48,959	60,655
Interest rate swap	691	3,866

Total liabilities	1,600,026	1,713,299

Commitments and Contingencies	—	—

Redeemable Common Stock	—	75,164

Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2010 or December 31, 2009	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2010 or December 31, 2009	—	—
Class A common stock, $.01 par value; 600,000,000 shares authorized, 132,956,299 shares issued and outstanding as of December 31, 2010; and 39,729,201shares issued and outstanding at December 31, 2009	1,330	397
Class B-1 common stock, $.01 par value; 50,000,000 shares authorized, none issued and outstanding as of December 31, 2010; and 39,729,201shares issued and outstanding at December 31, 2009	—	397
Class B-2 common stock, $.01 par value; 50,000,000 shares authorized, none issued and outstanding as of December 31, 2010; and 39,729,202 shares issued and outstanding at December 31, 2009	—	397
Class B-3 common stock, $.01 par value; 50,000,000 shares authorized, 39,702,190 shares issued and outstanding as of December 31, 2010; and 39,729,202 shares issued and outstanding at December 31, 2009	397	398
Additional paid-in capital	3,661,308	3,477,168
Cumulative distributions in excess of earnings	(895,122)	(798,561)
Redeemable common stock	—	(75,164)
Other comprehensive loss	(691)	(3,866)

Piedmont stockholders’ equity	2,767,222	2,601,166

Noncontrolling interest	6,232	5,716

Total stockholders’ equity	2,773,454	2,606,882

Total liabilities, redeemable common stock, and stockholders’ equity	$4,373,480	$4,395,345

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Rental income	$442,687	$443,436	$448,806
Tenant reimbursements	135,145	149,193	150,264
Property management fee revenue	3,212	3,111	3,244
Other rental income	7,794	2,764	13,273

	588,838	598,504	615,587
Expenses:
Property operating costs	217,871	230,588	225,467
Depreciation	103,971	104,516	98,188
Amortization	44,931	57,300	62,050
Impairment losses on real estate assets	—	35,063	—
General and administrative	29,201	27,315	30,497

	395,974	454,782	416,202

Real estate operating income	192,864	143,722	199,385
Other income (expense):
Interest expense	(72,761)	(77,743)	(75,988)
Interest and other income	3,489	4,450	3,416
Equity in income of unconsolidated joint ventures	2,633	104	256

	(66,639)	(73,189)	(72,316)

Income from continuing operations	126,225	70,533	127,069

Discontinued operations:
Operating income, excluding impairment loss	5,089	4,645	4,791
Impairment loss	(9,587)	—	—
Loss on sale of real estate asset	(817)	—	—

(Loss)/income from discontinued operations	(5,315)	4,645	4,791

Net income	120,910	75,178	131,860
Less: Net income attributable to noncontrolling interest	(531)	(478)	(546)

Net income attributable to Piedmont	$120,379	$74,700	$131,314

Per share information—basic:
Income from continuing operations	$0.74	$0.44	$0.79
(Loss)/income from discontinued operations	(0.03)	0.03	0.03
Income attributable to noncontrolling interest	0.00	0.00	0.00

Net income available to common stockholders	$0.71	$0.47	$0.82

Per share information—diluted:
Income from continuing operations	$0.73	$0.44	$0.79
(Loss)/income from discontinued operations	(0.03)	0.03	0.03
Income attributable to noncontrolling interest	0.00	0.00	0.00

Net income available to common stockholders	$0.70	$0.47	$0.82

Weighted-average shares outstanding—basic	170,752,520	158,419,262	159,585,713

Weighted-average shares outstanding—diluted	170,967,324	158,580,990	159,722,167

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	40,748	$407	122,244	$1,223	$3,572,061	$(526,337)	$(166,809)	$—	$6,546	$2,887,091
Issuance of common stock	1,423	15	4,271	42	143,115	—	—	—	—	143,172
Redemptions of common stock and private equity purchases	(2,285)	(23)	(6,856)	(69)	(229,712)	—	—	—	—	(229,804)
Redeemable common stock	—	—	—	—	—	—	53,882	—	—	53,882
Dividends ($1.7604 per share) and distributions to noncontrolling interest	—	—	—	—	—	(279,303)	—	—	(115)	(279,418)
Premium on stock sales	—	—	—	—	2,725	—	—	—	—	2,725
Incremental purchase of 35 W. Wacker Building	—	—	—	—	—	—	—	—	(1,723)	(1,723)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	22	—	66	1	3,465	—	—	—	—	3,466
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	546	546
Components of comprehensive income:
Net income	—	—	—	—	—	131,314	—	—	—	131,314
Loss on interest rate swap	—	—	—	—	—	—	—	(8,957)	—	(8,957)

Comprehensive income										122,357

Balance, December 31, 2008	39,908	399	119,725	1,197	3,491,654	(674,326)	(112,927)	(8,957)	5,254	2,702,294
Issuance of common stock	1,071	11	3,213	32	107,657	—	—	—	—	107,700
Redemptions of common stock and private equity purchase	(1,276)	(13)	(3,829)	(38)	(128,293)	—	—	—	—	(128,344)
Redeemable common stock	—	—	—	—	—	—	37,763	—	—	37,763
Dividends ($1.2600 per share) and distributions to noncontrolling interest	—	—	—	—	—	(198,935)	—	—	(16)	(198,951)
Premium on stock sales	—	—	—	—	3,585	—	—	—	—	3,585
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	26	—	79	1	2,565	—	—	—	—	2,566
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	478	478
Components of comprehensive income:
Net income	—	—	—	—	—	74,700	—	—	—	74,700
Loss on interest rate swap	—	—	—	—	—	—	—	5,091	—	5,091

Comprehensive income										79,791

Balance, December 31, 2009	39,729	397	119,188	1,192	3,477,168	(798,561)	(75,164)	(3,866)	5,716	2,606,882
Net proceeds from issuance of common stock	13,800	138	—	—	184,266	—	—	—	—	184,404
Redemptions of fractional shares of common stock	(50)	—	(150)	(2)	(2,900)	—	—	—	—	(2,902)
Change in redeemable common stock outstanding	—	—	—	—	—	—	75,164	—	—	75,164
Dividends to common stockholders ($1.2600 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	—	—	(33)	(216,940)	—	—	(15)	(216,988)
Conversion of shares to Class A common stock	79,404	794	(79,404)	(794)	—	—	—	—	—	—
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	73	1	68	1	2,807	—	—	—	—	2,809
Net income attributable to noncontrolling interest:	—	—	—	—	—	—	—	—	531	531
Components of comprehensive income:
Net income	—	—	—	—	—	120,379	—	—	—	120,379
Net change in interest rate swap	—	—	—	—	—	—	—	3,175	—	3,175

Comprehensive income										123,554

Balance, December 31, 2010	132,956	$1,330	39,702	$397	$3,661,308	$(895,122)	$—	$(691)	$6,232	$2,773,454

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$120,910	$75,178	$131,860
Operating distributions received from unconsolidated joint ventures	4,463	4,445	4,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104,490	106,073	99,745
Amortization of deferred lease costs and intangible assets/liabilities	43,358	56,112	62,038
Impairment loss on real estate assets	7,041	35,063	—
Amortization of deferred financing costs and fair market value adjustments on notes payable	2,608	2,786	1,905
Accretion of discount on notes receivable	(2,400)	(2,272)	(836)
Stock compensation expense	3,681	2,878	3,812
Equity in income of unconsolidated joint ventures	(2,633)	(104)	(256)
Loss on sale of real estate asset	817	—	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(5,564)	(1,668)	(4,861)
Increase in prepaid expenses and other assets	(13,776)	(11,141)	(9,471)
Increase in accounts payable and accrued expenses	12,058	4,607	11,794
Increase (decrease) in deferred income	697	9,586	(3,962)

Net cash provided by operating activities	275,750	281,543	296,515
Cash Flows from Investing Activities:
Investment in real estate assets	(114,147)	(37,454)	(122,908)
Investment in internalization costs -goodwill	—	—	(195)
Investment in mezzanine debt	—	(10,000)	(45,645)
Net sale proceeds from wholly-owned properties	51,637	—	—
Net sale proceeds received from unconsolidated joint ventures	189	—	—
Investments in unconsolidated joint ventures	(173)	(57)	(85)
Deferred lease costs paid	(17,700)	(21,155)	(23,093)

Net cash used in investing activities	(80,194)	(68,666)	(191,926)
Cash Flows from Financing Activities:
Deferred financing costs paid	(710)	(93)	(2,124)
Proceeds from line of credit and notes payable	25,000	181,000	736,500
Repayments of line of credit and notes payable	(139,000)	(188,100)	(514,009)
Net proceeds from issuance of common stock	185,741	90,581	143,816
Redemptions of common stock and private equity purchase	(2,918)	(107,643)	(234,037)
Dividends paid	(216,955)	(198,951)	(279,418)

Net cash used in financing activities	(148,842)	(223,206)	(149,272)

Net increase (decrease) in cash and cash equivalents	46,714	(10,329)	(44,683)

Cash and cash equivalents, beginning of year	10,004	20,333	65,016

Cash and cash equivalents, end of year	$56,718	$10,004	$20,333

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

As of December 31, 2010, Piedmont owned interests in 75 office properties, plus seven buildings owned through unconsolidated joint ventures and two industrial buildings. Our 75 office properties are located in 19 metropolitan areas across the United States. These office properties comprise approximately 20.4 million square feet, primarily Class A commercial office space, and were approximately 89.2% leased as of December 31, 2010.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Piedmont’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity of which Piedmont or any of its wholly-owned subsidiaries is considered the primary beneficiary, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors.

Piedmont owns interests in four real properties through its ownership in two consolidated joint ventures, Wells 35 W. Wacker, LLC, and Piedmont Washington Properties, Inc. Piedmont has evaluated these two entities based on the criteria outlined above and concluded that they are not variable interest entities (“VIE”) and that Piedmont has a controlling interest in each of them. Accordingly, Piedmont’s consolidated financial statements include the accounts of both Wells 35 W. Wacker, LLC and Piedmont Washington Properties, Inc.

In addition, Piedmont owns interests in seven properties through its ownership in five unconsolidated joint venture partnerships. Management has evaluated these joint ventures and determined that these entities are not VIEs. Although Piedmont is the majority equity participant in four of these joint ventures, Piedmont does not have a controlling voting interest in any of them; however, Piedmont does exercise significant influence. As a result, the accounts of these joint ventures are not consolidated; but rather accounted for using the equity method of accounting in Piedmont’s consolidated financial statements.

Please refer to Note 9 for a summary of Piedmont’s interests in and consolidation treatment of its various VIEs as of December 31, 2010.

All inter-company balances and transactions have been eliminated upon consolidation.

Further, Piedmont has formed special purpose entities to acquire and hold real estate. Each special purpose entity is a separate legal entity and consequently the assets of the special purpose entities are not available to our creditors. The assets owned by these special purpose entities are being reported on a consolidated basis with Piedmont’s assets for financial reporting purposes only.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Real Estate Assets

Real estate assets are stated at cost, as adjusted for any impairment, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, any tenant improvements or major improvements, and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development of a real estate asset is in progress; however, no such interest was capitalized during the three years ended December 31, 2010.

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

For properties owned as part of an investment in unconsolidated joint ventures, Piedmont assesses the fair value of its investment as compared to its carrying amount. If Piedmont determines that the carrying value is greater than the fair value at any measurement date, Piedmont must also determine if such a difference is temporary in nature. Value fluctuations which are “other than temporary” in nature are then recorded to adjust the carrying value to the fair value amount.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental revenues over the remaining terms of the respective leases.

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

Gross intangible assets and liabilities as of December 31, 2010 and 2009, respectively, are as follows (in thousands):

	December 31, 2010	December 31, 2009
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$49,233	$55,570
Absorption Period Costs	$170,537	$187,742
Intangible Lease Origination Costs (included in Deferred Lease Costs)	$164,782	$169,843
Intangible Lease Liabilities (Below-Market In-Place Leases)	$133,267	$136,600

For the years ended December 31, 2010, 2009, and 2008, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	2010	2009	2008
Amortization expense related to Intangible Lease Origination Costs and Absorption Period Costs:	$34,660	$47,188	$54,587
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues:	$5,788	$5,394	$3,215

Net intangible assets and liabilities as of December 31, 2010 will be amortized as follows (in thousands):

	Intangible Lease Assets			Liabilities
	Above-Market In-place Lease Assets	Absorption Period Costs	Intangible Lease Origination Costs(1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2011	$4,610	$16,030	$14,494	$11,330
2012	2,393	11,021	11,869	9,468
2013	1,387	5,769	7,143	4,217
2014	1,303	4,847	5,957	3,306
2015	1,256	4,588	5,408	2,813
Thereafter	1,837	18,987	26,660	17,825

	$12,786	$61,242	$71,531	$48,959

Weighted-Average Amortization Period	3 years	5 years	6 years	6 years

(1)	Intangible lease origination costs are presented as a component of deferred lease costs on Piedmont’s accompanying consolidated balance sheets.

Investments in Unconsolidated Joint Ventures

Although Piedmont is the majority equity participant in four unconsolidated joint ventures, Piedmont does not have a controlling voting interest in any of the unconsolidated joint ventures. Piedmont does, however, exercise significant influence over those joint ventures. Accordingly, Piedmont’s investments in unconsolidated joint ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to such joint ventures. Pursuant to the terms of the unconsolidated joint venture agreements, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis, and are classified as cash inflows from operating activities, as they are presumed to be returns on Piedmont’s investment in the respective joint venture. Proceeds received as the result of a sale of an asset from an unconsolidated joint venture would be considered a return of Piedmont’s investment in the joint venture and classified as cash inflows from investing activities.

Cash and Cash Equivalents

Piedmont considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Piedmont adjusted the allowance for doubtful accounts by recording provisions for/(recoveries of) bad debts of approximately $0.8 million, ($0.2 million), and $0.6 million for the years ended December 31, 2010, 2009, and 2008, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of income.

Notes Receivable

Notes receivable is solely comprised of Piedmont’s investments in mezzanine debt, which are recorded at face amount, less unamortized discount as of the date of the accompanying consolidated balance sheets. See Note 6 below for further discussion of Piedmont’s investments in mezzanine debt.

Due from Unconsolidated Joint Ventures

Due from unconsolidated joint ventures represents operating distributions due to Piedmont from its investments in unconsolidated joint ventures which have been declared but not received as of period end.

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

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense on a straight-line basis over the terms of the related financing arrangements. Piedmont recognized amortization of deferred financing costs for the years ended December 31, 2010, 2009, and 2008 of approximately $2.6 million, $2.8 million, and $2.5 million, respectively, which is included in interest expense in the accompanying consolidated statements of income.

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases, including intangible lease origination costs, and are capitalized and amortized on a straight-line basis over the terms of the related leases. Amortization of deferred leasing costs is reflected in the accompanying consolidated statements of income as follows.

•

Piedmont amortized deferred lease costs of approximately $26.8 million, $32.6 million, and $29.4 million for the years ended December 31, 2010, 2009, and 2008, respectively, of which approximately $0.7 million, $0.7 million, and $0.5 million are related to the amortization of deferred common area maintenance costs which are recorded as property operating costs in the accompanying consolidated statements of income. The remaining amortization of deferred lease costs are recorded as amortization expense.

•

Piedmont recognized additional amortization of lease incentives classified as deferred lease costs of $3.4 million, $3.4 million, and $2.6 million, which was recorded as an adjustment to rental income for the years ended December 31, 2010, 2009, and 2008, respectively.

Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are written down to net realizable value.

Line of Credit and Notes Payable

Certain mortgage notes included in line of credit and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Piedmont adjusts the loan to fair value with a corresponding adjustment to building. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0, $0, and $0.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Interest Rate Swap

Piedmont periodically enters into interest rate swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments. As required by GAAP, Piedmont records all derivatives on the balance sheet at fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are recorded as interest expense in the consolidated income statements as incurred. Currently, Piedmont does not use derivatives for trading or speculative purposes and does not have any derivatives that are not designated as cash flow hedges.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. As a result of the Recapitalization, of the total shares of common stock authorized 600,000,000 are designated as Class A common stock, 50,000,000 are designated as Class B-1 common stock, 50,000,000 are designated as Class B-2 common stock and 50,000,000 are designated as Class B-3 common stock. In the event that Piedmont reorganizes, merges or consolidates with one or more other corporations, holders of Class A and Class B common stock will be entitled to receive the same kind and amount of securities or property. Each Class A and Class B share is entitled to one vote. Each Class A and Class B share participates in distributions equally.

Dividends

As a REIT, Piedmont is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”). Piedmont sponsors a dividend reinvestment plan pursuant to which common stockholders may elect (if their brokerage agreements allow) to reinvest an amount equal to the dividends declared on their common shares into additional shares of Piedmont’s Class A common stock in lieu of receiving cash dividends.

Redeemable Common Stock

As of December 31, 2009, Piedmont’s common shares were, subject to certain limitations, contingently redeemable at the option of the stockholder. One of the limitations stated that the aggregate amount paid for redemptions under the Piedmont share redemption program could not exceed the aggregate amount of proceeds received from the sale of shares pursuant to the dividend reinvestment plan (the “DRP”). Accordingly, Piedmont recorded redeemable common stock equal to the aggregate amount of proceeds received under the DRP, less the aggregate amount incurred to redeem shares under Piedmont’s share redemption program. Effective February 17, 2010, Piedmont terminated its share redemption program, and as such, no amounts were recorded as mezzanine equity as of December 31, 2010.

Noncontrolling Interest

Noncontrolling interest represents the equity interests of consolidated entities that are not owned by Piedmont. Noncontrolling interest is adjusted for contributions, distributions, and earnings (loss) attributable to the noncontrolling interest partners of the consolidated joint ventures. All earnings and distributions are allocated to the partners of the consolidated joint ventures in accordance with their respective partnership agreements. Earnings allocated to such noncontrolling interest partners are recorded as income attributable to noncontrolling interest in the accompanying consolidated statements of income.

Revenue Recognition

All leases on real estate assets held by Piedmont are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Other rental income, consisting primarily of lease termination fees, is recognized once Piedmont has satisfied all obligations under the related lease or lease termination agreement.

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

Net Income Available to Common Stockholders Per Share

Net income available to common stockholders per share is calculated based on the weighted-average number of common shares outstanding during each period. Outstanding stock options have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive. However, the incremental weighted-average shares from restricted stock awards are included in the diluted earnings per share calculation.

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes. Accordingly, neither a provision nor a benefit for federal income taxes has been made in the accompanying consolidated financial statements. Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the financial statements. Additionally, Piedmont conducts certain operations through its taxable REIT subsidiary (“TRS”), Piedmont Office Holdings, Inc. These operations resulted in a tax provision of approximately $5,000 for the year ended December 31, 2010, which is recorded in the accompanying financial statements as general and administrative costs.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to (i) the required presentation of discontinued operations for the 111 Sylvan Avenue Building (sold in December 2010), (ii) the reclassification of residual property management compensation expense to property operating costs from general and administrative costs, (iii) the reclassification of interest rate swap settlements as components of interest expense, and (iv) the presentation of noncontrolling interest as a component of stockholders’ equity. All such reclassifications do not affect net income attributable to Piedmont as presented in previous years. Additionally, all share and per share amounts have been adjusted to give effect to the Recapitalization (see Note 3 for additional information).

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to fair value measurements and disclosures. The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for annual periods beginning after December 15, 2009, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, whose effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Piedmont does not expect this disclosure requirement to have a material effect on its consolidated financial statements.

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

This transaction is referred to as the “Recapitalization” and was effective upon filing the amendment to Piedmont’s charter with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) on January 22, 2010. Piedmont refers to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. Piedmont listed its Class A common stock on the New York Stock Exchange (the “NYSE”) on February 10, 2010. Piedmont’s Class B common stock is identical to its Class A common stock except that (i) Piedmont does not intend to list its Class B common stock on a national securities exchange and (ii) shares of its Class B common stock have converted automatically into shares of Class A common stock at specified times, as follows:

•	August 9, 2010, in the case of Class B-1 common stock;

•	November 7, 2010, in the case of Class B-2 common stock; and

•	January 30, 2011, in the case of Class B-3 common stock.

In conjunction with the listing of its Class A common stock on the NYSE, Piedmont offered and subsequently issued 13.8 million shares of its common stock which resulted in $184.4 million in net offering proceeds.

4.	Acquisitions of Real Estate Assets

The following properties were acquired during year ended December 31, 2010:

Property	Metropolitan Statistical Area	Date of Acquisition	Number of Buildings	Rentable Square Feet	Percentage Occupied as of December 31, 2010	Purchase Price (in millions)
Suwanee Gateway One	Atlanta, GA	September 28, 2010	1	142,427	0%	$7.88
One and Two Meridian Crossings	Minneapolis, MN	October 1, 2010	2	383,882	96%	$65.61

5.	Tenant Receivables

Tenant receivables as of December 31, 2010 and 2009, respectively, are as follows (in thousands):

	2010	2009
Tenant receivables, net of allowance for doubtful accounts of $1,298 and $559 in 2010 and 2009, respectively	$28,848	$33,071
Cumulative rental revenue recognized on a straight-line basis in excess of cash received in accordance with lease terms	105,158	95,371

Tenant receivables	$134,006	$128,442

6.	Notes Receivable

Notes receivable as of December 31, 2010 and 2009 consist solely of Piedmont’s two investments in mezzanine debt, both of which are secured by a pledge of the equity interest of the entity owning a 46-story, 973, 000 square foot, Class A, commercial office building located in downtown Chicago (the “500 W. Monroe Building”).

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

As of August 9, 2010, all of the loans (Mortgage and Mezzanine, including Piedmont’s two mezzanine loan investments) matured. Piedmont subsequently exercised its right to extend the Mortgage Loan and first priority Mezzanine Loan and issued a notice announcing that a UCC foreclosure sale would be conducted on September 14, 2010 wherein Piedmont’s collateral for its second Mezzanine Loan (the pledge of the equity interest in the borrower under the first Mezzanine Loan) would be auctioned. The owner of the building initiated legal action to prevent the foreclosure auction from taking place and on September 8, 2010, after being denied a restraining order by the New York State Supreme Court, appealed that decision to the Appellate Division in New York, where the appellate court issued a stay order delaying the foreclosure auction pending the adjudication of the borrower’s appeal.

On January 13, 2011, the Appellate Division unanimously affirmed the New York Supreme Court’s denial of the owner’s attempt to obtain an injunction enjoining Piedmont from foreclosing on its security interest. On January 18, 2011, the owner filed a motion seeking leave to appeal that ruling, and the matter is still pending resolution in court.

Piedmont has collected all interest due as of December 31, 2010, according to the contractual terms of the notes. As of December 31, 2010, Piedmont has concluded that the loans do not meet the criteria for impairment as set forth in FASB’s Accounting Standards Codification 310-10-35 and, therefore, Piedmont continues to carry the notes at their accreted value of approximately $61.1 million. Additionally, Piedmont has received default interest in excess of contractual interest and the return of excess monthly property cash flows totaling approximately $0.8 million. These amounts are classified as liabilities in the accompanying consolidated balance sheet as of December 31, 2010, pending the resolution of the legal proceedings referenced above.

An affiliate of the most Junior Loan Holder continues to manage the property, and an unrelated third-party was retained by the owner of the building to act as leasing agent for the property. Therefore, as of December 31, 2010, Piedmont has concluded that it is not the primary beneficiary of the overall remaining capital structure, including the 500 W. Monroe Building, and Piedmont has not recorded the building, Mortgage Loan and surviving mezzanine debt or related interest rate caps (all of which will become Piedmont’s responsibility if Piedmont is the successful bidder at the foreclosure auction) in the accompanying consolidated financial statements. Piedmont’s maximum exposure to loss as of December 31, 2010 is the recorded value of the notes and various costs incurred to date in conjunction with the proceedings mentioned above of approximately $62.4 million.

7.	Unconsolidated Joint Ventures

Investments in Unconsolidated Joint Ventures

As of December 31, 2010 and 2009, Piedmont owned interests in the following unconsolidated joint ventures (in thousands):

Name of Joint Venture	Properties Held by Joint Venture	Piedmont’s Approximate Ownership Percentage	Net Book Value
			2010	2009
Fund XIII and REIT Joint Venture	8560 Upland Drive Two Park Center	72%	$19,543	$20,519
Fund XII and REIT Joint Venture	4685 Investment Drive 5301 Maryland Way	55%	16,688	17,164
Fund XI, XII and REIT Joint Venture	20/20 Building	57%	2,871	3,154
Wells/Fremont Associates	47300 Kato Road	78%	2,667	2,704
Fund IX, X, XI and REIT Joint Venture	360 Interlocken	4%	249	399

			$42,018	$43,940

Sale of Property Owned in Unconsolidated Joint Venture

During the year ended December 31, 2010, Fund IX, X, XI and REIT Joint Venture sold the 14400 Hertz Quail Springs Parkway Building for a gross sales price of $5.3 million. Piedmont owns approximately four percent of the joint venture, and recorded its proportionate share of the net sales proceeds and gain on sale of approximately $189,000 and $25,000, respectively.

8.	Line of Credit and Notes Payable

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2010 and 2009 (in thousands):

Facility	Property	Rate(1)		Maturity		Amount Outstanding as of December 31,
						2010(2)	2009
Secured (Fixed)
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%		6/1/2012		$45,000	$45,000
35 West Wacker Building Mortgage Note	35 West Wacker Drive	5.10%		1/1/2014		120,000	120,000
Aon Center Chicago Mortgage Note	Aon Center	4.87%		5/1/2014		200,000	200,000
Aon Center Chicago Mortgage Note	Aon Center	5.70%		5/1/2014		25,000	25,000
Secured Pooled Facility	Nine Property Collateralized Pool(3)	4.84%		6/7/2014		350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015		105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool(4)	5.50%		4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525	42,525
WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000	140,000

Subtotal/Weighted Average(5)		5.16%				1,152,525	1,152,525
Unsecured (Variable)
$250 Million Unsecured Term Loan(6)	$250 Million Term Loan	LIBOR + 1.50	%(6)	6/28/2011		250,000	250,000
$500 Million Unsecured Facility(7)	$500 Million Revolving Facility	—	(8)	8/30/2011	(9)	—	114,000	(11)

Subtotal/Weighted Average(5)		2.36%				250,000	364,000

Total/ Weighted Average(5)		4.66%				$1,402,525	$1,516,525

(1)	All of Piedmont’s outstanding debt as of December 31, 2010 and 2009 is interest-only debt.
(2)	Balance outstanding at maturity is the same as that on December 31, 2010 and 2009, except for the $500 Million Unsecured Facility.
(3)

Nine property collateralized pool includes the 1200 Crown Colony Drive Building, the Braker Pointe III Building, 2 Gatehall Drive Building, the One Independence Square Building, the Two Independence Square Building, the 2120 West End Avenue Building, the 400 Bridgewater Crossing Building (which was substituted for the 111 Sylvan Avenue Building upon its sale in December 2010), the 200 Bridgewater Crossing Building, and the Fairway Center II Building.

(4)	Four property collateralized pool includes the 1430 Enclave Parkway Building, the Windy Point I and II Buildings, and the 1055 East Colorado Boulevard Building.
(5)	Weighted average is based on balance outstanding and interest rate at December 31, 2010.
(6)

The $250 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into an interest rate swap agreement which effectively fixes the rate on this loan to 2.36% through June 28, 2011.

(7)	All of Piedmont’s outstanding debt as of December 31, 2010 and 2009 is term debt with the exception of the $500 Million Unsecured Facility.
(8)

Piedmont may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All LIBOR selections are subject to an additional spread (0.475% as of December 31, 2010) over the selected rate based on Piedmont’s current credit rating.

(9)	Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 15 basis point extension fee.

A summary of the aggregate maturities of Piedmont’s indebtedness as of December 31, 2010, is provided below (in thousands):

2011	$250,000
2012	45,000
2013	—
2014	695,000
2015	105,000
Thereafter	307,525

Total	$1,402,525

Piedmont’s weighted-average interest rate as of December 31, 2010 and 2009, for aforementioned borrowings was approximately 4.66% and 4.83%, respectively. Piedmont made interest payments on indebtedness of approximately $65.4 million, $67.1 million, and $73.2 million during the years ended December 31, 2010, 2009, and 2008, respectively. Additionally, Piedmont recorded interest rate swap cash settlements related to its $250 Million Unsecured Term Loan as interest expense in the accompanying consolidated statements of income of approximately $4.7 million, $7.9 million, and $1.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

9.	Variable Interest Entities

Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.

A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of December 31, 2010 is as follows, (net book value of assets in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated; Location on Balance Sheet	Net Book Value as of December 31, 2010	Net Book Value as of December 31, 2009	Primary Beneficiary Considerations
1201 Eye Street NW
Associates, LLC	49.5%	1201 Eye Street	Consolidated; Component of Real Estate Assets	$84.2	$89.2	In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.
1225 Eye Street NW
Associates, LLC	49.5%	1225 Eye Street	Consolidated; Component of Real Estate Assets	$61.8	$64.4	In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.
500 W. Monroe Mezz II,
LLC	100%	500 West Monroe	Consolidated; Component of Notes Receivable	$48.2	$47.5	Not sufficient equity at risk in the entity so considered a VIE; Piedmont is sole financial investor and has sole decision making authority with regard to this entity; See Note 6 for further discussion.
500 W. Monroe Mezz I-B,
LLC	100%	500 West Monroe	Consolidated; Component of Notes Receivable	$12.9	$11.2	Not sufficient equity at risk in the entity so considered a VIE; Piedmont is sole financial investor and has sole decision making authority with regard to this entity; See Note 6 for further discussion.
500 W. Monroe Building,
and related secured and
mezzanine debt	0%	500 West Monroe	Not Consolidated	N/A	N/A	See Note 6 for a further discussion of this VIE.
Suwanee Gateway One,
LLC	100%	Suwanee Gateway One	Consolidated; Component of Real Estate Assets	$7.8	$—	The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

10.	Derivative Instruments

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

For the period from June 28, 2008 to June 28, 2010, Piedmont used an interest rate swap agreement to hedge the variable cash flows associated with its $250 Million Unsecured Term Loan to maturity. Effective June 28, 2010, Piedmont extended the $250 Million Unsecured Term Loan until June 28, 2011, as permitted under the terms of the loan agreement, and entered into four new interest rate swaps covering the extension period of the loan. A detail of Piedmont’s interest rate swaps outstanding as of December 31, 2010 is as follows:

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

The effective portion of Piedmont’s derivative financial instruments (interest rate swaps) that was recorded in the accompanying consolidated statement of operations for the years ended December 31, 2010, 2009, and 2008 (in thousands) is as follows:

Derivative in Cash Flow Hedging Relationships (Interest Rate Swap)	December 31, 2010	December 31, 2009	December 31, 2008
Amount of loss recognized in OCI on derivative	$1,529	$2,812	$10,096
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(4,704)	$(7,903)	$(1,139)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the year ended December 31, 2010, 2009, or 2008.

Amounts reported in accumulated other comprehensive loss related to Piedmont’s derivatives are reclassified to interest expense as interest payments are made on the $250 Million Unsecured Term Loan. Piedmont estimates that an additional $0.7 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.

The fair value of Piedmont’s derivative financial instruments designated as hedging instruments under GAAP (its interest rate swap agreements) as of December 31, 2010 and December 31, 2009 was $0.7 million and $3.9 million, respectively, and is separately presented as “Interest rate swap” in the accompanying consolidated balance sheet.

Please see the accompanying statements of stockholders’ equity for a rollforward of Piedmont’s Other Comprehensive Loss account.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation. If Piedmont breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $0.7 million.

11.	Fair Value Measurements

Piedmont considers its cash, accounts receivable, accounts payable, interest rate swap agreement, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of December 31, 2010 and 2009, respectively (in thousands):

	As of December 31, 2010			As of December 31, 2009
Financial Instrument	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
Cash and cash equivalents(1)	$56,718	$56,718		$10,004	$10,004
Tenant receivables, net(1)	$134,006	$134,006		$128,442	$128,442
Notes receivable	$61,144	$—	(2)	$58,739	$44,504
Accounts payable(1)	$15,763	$15,763		$12,170	$12,170
Interest rate swap agreements	$691	$691		$3,866	$3,866
Line of credit and notes payable	$1,402,525	$1,428,255		$1,516,525	$1,436,060

(1)	For the periods presented, the carrying value approximates estimated fair value.
(2)

Due to the UCC foreclosure process and the litigation surrounding it, as well as the fact that the more junior note is technically in default, Piedmont is unable to provide an estimated fair value of the notes receivable as of December 31, 2010. See Note 6 for further information concerning Piedmont’s notes receivable.

Piedmont’s interest rate swap agreements discussed in Note 10 above were the only financial instruments adjusted and carried at fair value as of December 31, 2010 and 2009, respectively, and were separately presented as an “Interest rate swap” in the accompanying consolidated balance sheets. The valuation of these instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. This total expected exposure was then discounted using factors that contemplate the creditworthiness of Piedmont and the counterparties to arrive at a credit charge. This credit charge was then netted against the value of the derivative financial instruments determined using the discounted cash flow analysis described above to arrive at a total estimated fair value of the interest rate swap agreements. The credit valuation adjustment did not comprise a material portion of the fair values of the derivative financial instruments as of either December 31, 2010 or 2009; therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider its derivative financial instruments to be Level 3 liabilities.

12.	Impairment of Certain Real Estate Assets

Piedmont recorded the following impairment charges as a component of income from continuing operations for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010		2009	2008
Impairment losses recorded in real estate operating expenses:
Auburn Hills Corporate Center Building	$—		$10,173	$—
1111 Durham Avenue Building	—		14,274	—
1441 West Long Lake Road Building	—		10,616	—

Impairment losses on real estate assets	$—	(1)	$35,063	$—

(1)

During the year ended December 31, 2010, Piedmont recorded an impairment charge of approximately $9.6 million on the 111 Sylvan Avenue Building as a component of discontinued operations. See Note 17 below for further detail.

Piedmont did not recognize an impairment loss on its held-for-use, wholly-owned buildings during the year ended December 31, 2010; however, during the year ended December 31, 2009, Piedmont reduced its intended holding periods for the Auburn Hills Corporate Center Building, purchased in May 2003 and comprising approximately 119,000 square feet, and the 1441 West Long Lake Road Building, purchased in June 2000 and comprising approximately 107,000 square feet, both of which are located in the Detroit, Michigan market. During the same period, Piedmont reduced the intended holding period for the 1111 Durham Avenue Building, purchased in November 2000 and comprising approximately 237,000 square feet, located in New Jersey. The decision to reduce estimated future rental revenues and the holding periods for the two Detroit assets was prompted by the loss of prospective replacement tenants and overall market declines in the Detroit, Michigan market. Further, changes in management’s expectation of re-leasing prospects of the New Jersey asset, coupled with general market declines in the South Plainfield submarket in which it is located, prompted the reduction of intended hold period and estimated future rental revenues during the third quarter 2009. The cumulative effect of these decisions triggered a reassessment of speculative leasing assumptions for these buildings, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete necessary re-leasing activities. Based on a comparison of the projected undiscounted future cash flows with the net book value of the real estate and intangible assets, Piedmont determined that the carrying values of the assets were not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $35.1 million to reduce the carrying value of the assets to their estimated fair value based upon the present value of future cash flows.

Fair Value Considerations for Property

In accordance with GAAP regarding fair value measurements, Piedmont valued the Auburn Hills Corporate Center Building, the 1111 Durham Avenue Building, and the 1441 West Long Lake Road Building using the fair value processes and techniques prescribed by authoritative literature. The fair value measurements used in these evaluations of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy as defined in GAAP, as there are significant unobservable inputs. Examples of inputs Piedmont utilizes in its fair value calculations are discount rates, market capitalization rates, speculative leasing rates and assumptions, timing of leases, rental concessions and leasing capital, and sales prices. The following amounts represent the detail of the adjustments recognized during the year ended December 31, 209 using Level 3 inputs (in thousands):

Property or Investment in Unconsolidated Joint Venture	Net Book Value	Impairment Recognized	Fair Value
Auburn Hills Corporate Center Building	$17,633	$10,173	$7,460
1111 Durham Avenue Building	27,984	14,274	13,710
1441 West Long Lake Road Building	17,141	10,616	6,525

	$62,758	$35,063	$27,695

13.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain lease agreements contain provisions that require Piedmont to issue corporate guarantees to provide funding for such capital improvements. At December 31, 2010, Piedmont anticipates funding approximately $111.4 million in potential obligations for tenant improvements related to its existing lease portfolio over the respective lease terms, much of which Piedmont estimates may be required to be funded over the next five years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Contingencies Related to Tenant Audits

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded approximately $0.4 million, $1.4 million, and $0.5 million as a reduction of tenant reimbursement income during the years ended December 31, 2010, 2009, and 2008 related to such tenant audits.

Letters of Credit

As of December 31, 2010, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Facility:

Amount	Expiration of Letter of Credit
$382,556	February 2011(1)
$3,637,354	June 2011
$10,000,000(2)	February 2011(1)
$3,000,000	December 2011(1)

(1)	These letter of credit agreements contain an “evergreen” clause, which automatically renews for consecutive, one-year periods each anniversary, subject to certain limitations.
(2)	On January 26, 2011, the amount of this letter of credit was increased to approximately $14.8 million.

Operating Lease Obligations

Three properties (the River Corporate Center Building in Tempe, Arizona; the 8700 South Price Road Building in Tempe, Arizona; and the 2001 NW 64th Street Building in Ft. Lauderdale, Florida are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of December 31, 2010 are presented below (in thousands):

2011	$636
2012	750
2013	750
2014	750
2015	749
Thereafter	75,619

Total	$79,254

Ground rent expense was approximately $0.6 million for the years ended December 31, 2010, 2009, and 2008, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the real estate assets of the related office buildings subject to operating ground leases is approximately $26.4 million and $27.3 million as of December 31, 2010 and 2009, respectively.

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

On June 10, 2009, the plaintiffs filed a motion for class certification. The court granted the plaintiffs’ motion for class certification on March 10, 2010. On August 6, 2010, the Eleventh Circuit Court of Appeals granted the defendants’ petition for permission to appeal immediately the court’s order granting the motion for class certification. The defendants filed their opening brief in support of their appeal of the class certification decision on September 15, 2010. The plaintiffs filed a response to the defendants’ brief on October 18, 2010. The defendants filed their reply brief in support of their appeal on November 12, 2010. Defendants’ appeal of the class certification decision is currently pending in the Eleventh Circuit Court of Appeals. The parties are presently engaged in discovery.

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

14.	Stock Based Compensation

Deferred Stock Award Grants

A detail of Piedmont’s outstanding employee deferred stock awards as of December 31, 2010 is as follows:

Date of grant	Net Shares granted(1)	Grant Date Fair Value		Vesting Schedule	Unvested Shares as of December 31, 2010
April 21, 2008	119,078	$26.10	(2)	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 21, 2009, 2010, and 2011, respectively.	36,040
May 6, 2009	152,834	$22.20	(2)	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 6, 2010, 2011, and 2012, respectively.	91,627
May 24, 2010	201,699	$18.71	(3)	Of the shares granted, 25% vested on the date of grant, and 25% will vest on May 24, 2011, 2012, and 2013, respectively.	165,901
May 24, 2010	53,447	$18.71	(3)	Of the shares granted, 33.33% will vest on May 24, 2011, 2012, and 2013, respectively.	53,447

Total					347,015

(1)	Net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations
(2)

As our stock was not traded as of April 21, 2008 or May 6, 2009, we estimated the fair value (using estimated net asset value) of the 2008 and 2009 awards based on an assumed share price reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate.

(3)

The fair value of the awards is based on the closing stock price of our stock on the date of grant reduced by the present value of dividends expected to be paid on the unvested portion of the shares discounted at the appropriate risk-free interest rate.

During the years ended December 31, 2010, 2009, and 2008, Piedmont recognized approximately $3.9 million, $3.8 million and $4.1 million of compensation expense for all deferred stock grants issued to employees, respectively, of which $2.8 million, $2.7 million and $3.1 million, respectively, related to the non-vested shares. As of December 31, 2010, approximately $2.4 million of unrecognized compensation cost related to non-vested, share-based compensation remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately 1 year.

2010 Long-Term Incentive Compensation Plan

On May 11, 2010, the compensation committee of the board of directors of Piedmont approved a 2010 Long-Term Incentive Compensation Plan (the “2010 LTIC Plan”) for certain of Piedmont’s officers. The 2010 LTIC Plan specifies that each participant’s annual opportunity to earn deferred stock awards will be divided equally between a deferred stock award (similar to those described above) and a new Multi-Year Performance Share Compensation Program (the “Performance Share Program”).

The Performance Share Program provides an opportunity to earn long-term equity incentive compensation based on Piedmont’s performance over a three-year period. Piedmont’s performance will be measured by comparing Piedmont’s total stockholder return relative to the total stockholder return for a group of peer companies as determined by Piedmont’s compensation committee.

In accordance with GAAP, expense is required to be recognized on a quarterly basis from the date of the plan grant. Expense recognized during the year ended December 31, 2010 was approximately $0.9 million.

Annual Independent Director Equity Awards

On May 11, 2010, the board of directors of Piedmont approved an annual equity award for each of the independent directors of approximately $50,000 payable in the form of 2,525 shares of Piedmont’s common stock. The awards resulted in the issuance of 14,695 shares, net of shares withheld to cover taxes, to Piedmont’s independent directors. Directors’ fees, which are a component of general and administrative expense in the accompanying consolidated statements of income, included approximately $0.3 million, $0.3 million, and $0.5 million related to director equity awards during the years ended December 31, 2010, 2009, and 2008, respectively.

2000 Director Stock Option Plan

Prior to the adoption of the 2007 Omnibus Incentive Plan, Piedmont had granted options to its independent directors pursuant to the 2000 Director Stock Option Plan (the “Director Option Plan”). The Director Option Plan was suspended effective April 16, 2007. Although all outstanding awards continue to be governed by the terms of the Director Option Plan, all equity awards granted subsequent to 2007 were made and will continue to be made under the 2007 Omnibus Incentive Plan. As of December 31, 2010, 8,000 options at an exercise price of $36 per share were outstanding and exercisable and the value of the awards is estimated as deminimus. All such options expire on the tenth anniversary of the date of grant (sooner in the event of disability, death, or resignation of the independent director) and the weighted-average contractual remaining life for these options as of December 31, 2010 is approximately three years.

15.	Earnings Per Share

There are no adjustments to “Net income attributable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including nonvested restricted stock. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur as if the remaining unvested restricted stock awards has vested and resulted in additional common shares outstanding. The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the years ended December 2010, 2009, and 2008 (in thousands):

	December 31, 2010	December 31, 2009	December 31, 2008
Weighted-average common shares—basic	170,753	158,419	159,586
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	214	162	136

Weighted-average common shares—diluted	170,967	158,581	159,722

16.	Operating Leases

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

Piedmont’s wholly-owned and consolidated joint venture properties, excluding industrial properties, are located in 19 metropolitan areas. Based on annualized lease revenue as of December 31, 2010, approximately 26%, 21%, and 16% of these real estate assets are located in metropolitan Chicago and metropolitan Washington, D.C., and New York, respectively.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases, excluding industrial properties and unconsolidated joint ventures, as of December 31, 2010, is presented below (in thousands):

Years ending December 31:
2011	$396,141
2012	357,292
2013	325,852
2014	276,452
2015	254,886
Thereafter	1,030,412

Total	$2,641,035

17.	Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations:

Building Sold:	Month and Year of Sale
111 Sylvan Avenue Building, Englewood Cliffs, New Jersey	December 2010

On May 5, 2010, Piedmont entered into a binding purchase and sale agreement to dispose of the 111 Sylvan Avenue Building located in Englewood Cliffs, NJ for a gross sale price of approximately $55.0 million, exclusive of closing costs. The property was ultimately sold on December 8, 2010. In accordance with GAAP, Piedmont reclassified the 111 Sylvan Avenue Building from real estate assets held-for-use (at cost) to real estate assets held-for-sale (at estimated fair value) on its consolidated balance sheet as of May 5, 2010, and recorded an impairment loss of approximately $9.6 million as a result of adjusting the assets to fair value, less estimated costs to sell. The fair value measurement used in the evaluation of this non-financial asset is considered to be a Level 1 valuation within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the asset (i.e. the asset is being sold to a third-party purchaser). Upon consummation of the sales transaction, Piedmont recognized a loss on sale of approximately $0.8 million, primarily due to costs incurred for the substitution of another property for the 111 Sylvan Avenue Building in the Secured Pooled Facility.

The details comprising income from discontinued operations are presented below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues:
Rental income	$5,846	$6,377	$6,387
Tenant reimbursements	(2)	3	1

	5,844	6,380	6,388
Expenses:
Property operating costs	31	101	38
Depreciation	519	1,556	1,557
General and administrative expenses	205	78	2

	755	1,735	1,597

Operating income, excluding impairment loss and loss on sale	5,089	4,645	4,791
Impairment loss	(9,587)	—	—
Loss on sale	(817)	—	—

(Loss)/income from discontinued operations	$(5,315)	$4,645	$4,791

18.	Supplemental Disclosures of Noncash Activities

Significant noncash investing and financing activities for the years ended December 31, 2010, 2009, and 2008 (in thousands) are outlined below:

	2010	2009	2008
Acquisition of Piedmont’s former advisor in exchange for common stock	$—	$292	$—

Accrued capital expenditures and deferred lease costs	$8,047	$1,848	$12,378

Change in accrued offering costs	$1,370	$—	$—

Change in accrued redemptions of common stock	$(16)	$17	$(5,969)

Discounts on common stock related to the acquisition of Piedmont’s former advisor	$—	$(19)	$—

Discounts applied to issuance of common stock	$—	$(17,392)	$644

Discounts reduced as result of redemptions of common stock	$—	$20,684	$1,736

Redeemable common stock	$75,164	$37,763	$53,882

19.	Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2010, 2009, and 2008, is calculated as follows (in thousands):

	2010	2009	2008
GAAP basis financial statement net income	$120,379	$74,700	$131,314
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	29,892	43,172	46,646
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(528)	(624)	(10,094)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	(5,573)	(5,134)	(2,956)
Loss on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(9,254)	—	(566)
Taxable income of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	5,096	5,991	4,403
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	9,570	44,077 (1)	5,420

Income tax basis net income, prior to dividends paid deduction	$149,582	$162,182	$174,167

(1)	Includes approximately $35.1 million of recorded impairment loss on real estate assets for the year ended December 31, 2009.

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2010	2009	2008
Ordinary income	69%	81%	62%
Capital gains	—	—	—
Return of capital	31%	19%	38%

	100%	100%	100%

At December 31, 2010, the tax basis carrying value of Piedmont’s total assets was approximately $4.3 billion.

Piedmont recorded no additional interest and penalties for the years ended December 31, 2010, 2009, and 2008, respectively, related to uncertain tax positions in the accompanying consolidated statements of income. Accrued interest and penalties are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Piedmont’s reserve related to its tax exposures was unchanged during the year ended December 31, 2010 and represented approximately $6.7 million as of December 31, 2010 and 2009. The tax years 2007 to 2010 remain open to examination by certain tax jurisdictions to which Piedmont is subject.

20.	Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009, is presented below (in thousands, except per-share data). The amounts presented may not equal to the amounts previously reported in the most recent Form 10-Qs or prior year Form 10-K for each period due to reclassifications related to discontinued operations (see Note 17 for further detail).

	2010
	First	Second	Third	Fourth
Revenues	$146,844	$145,181	$145,502	$151,312
Real estate operating income	$47,785	$45,144	$55,055	$44,879
Discontinued operations	$1,185	$(8,133)	$1,434	$200
Net income attributable to Piedmont	$31,460	$19,636	$40,584	$28,700
Basic earnings per share	$0.19	$0.11	$0.24	$0.17
Diluted earnings per share	$0.19	$0.11	$0.23	$0.17
Dividends per share	$0.3150	$0.3150	$0.3150	$0.3150

	2009
	First	Second	Third	Fourth
Revenues	$152,152	$147,985	$148,944	$149,423
Real estate operating income	$46,018	$44,415	$10,239	$43,050
Discontinued operations	$1,156	$1,174	$1,136	$1,179
Net income attributable to Piedmont	$29,038	$27,976	$(8,260)	$25,946
Basic and diluted earnings per share	$0.18	$0.18	$(0.05)	$0.16
Dividends per share	$0.3150	$0.3150	$0.3150	$0.3150

21.	Subsequent events

Declaration of Dividend for the First Quarter 2011

On February 24, 2011, the board of directors of Piedmont declared dividends for the first quarter 2011 in the amount of $0.3150 (31.50 cents) per share on its Class A common stock, which represents its only outstanding class of common stock, to stockholders of record as of the close of business on March 7, 2011. Such dividends are to be paid on March 22, 2011.

					Initial Cost				Gross Amount at Which Carried at December 31, 2010
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (k)
26200 ENTERPRISE WAY	Lake Forest, CA	100%	None		$4,577	$—	$4,577	10,419	$4,768	$10,228	$14,996	$3,178	2000	3/15/1999	0 to 40 years
3900 DALLAS PARKWAY	Plano, TX	100%	None		1,456	20,377	21,837	2,369	1,516	22,686	24,202	7,391	1999	12/21/1999	0 to 40 years
RIVER CORPORATE CENTER	Tempe, AZ	100%	(f	)	0	16,036	16,036	679	0	16,716	16,716	5,297	1998	3/29/2000	0 to 40 years
8700 SOUTH PRICE ROAD	Tempe, AZ	100%	(f	)	0	13,272	13,272	550	0	13,823	13,823	4,251	2000	6/12/2000	0 to 40 years
1441 WEST LONG LAKE ROAD (a)	Troy, MI	100%	None		2,160	16,776	18,936	(7,536)	1,203	10,198	11,401	5,637	1999	6/29/2000	0 to 40 years
1111 DURHAM AVENUE (b)	South Plainfield, NJ	100%	None		9,653	20,495	30,148	(11,607)	3,729	14,813	18,542	6,546	1975	11/1/2000	0 to 40 years
1430 ENCLAVE PARKWAY (c)	Houston, TX	100%	32,100		7,100	37,915	45,015	3,781	5,506	43,291	48,797	12,106	1994	12/21/2000	0 to 40 years
CRESCENT RIDGE II	Minnetonka, MN	100%	None		7,700	45,154	52,854	6,373	8,021	51,207	59,228	16,143	2000	12/21/2000	0 to 40 years
1200 CROWN COLONY DRIVE (d)	Quincy, MA	100%	20,200		11,042	40,666	51,708	2,176	11,042	42,842	53,884	12,956	1990	7/30/2001	0 to 40 years
5601 HIATUS ROAD	Tamarac, FL	100%	None		3,642	10,404	14,046	(0)	3,642	10,404	14,046	2,628	2001	12/21/2001	0 to 40 years
WINDY POINT I	Schaumburg, IL	100%	23,400		4,537	31,847	36,384	1,283	4,537	33,130	37,667	8,179	1999	12/31/2001	0 to 40 years
WINDY POINT II	Schaumburg, IL	100%	40,300		3,746	55,026	58,772	47	3,746	55,073	58,819	13,907	2001	12/31/2001	0 to 40 years
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None		1,767	20,533	22,300	2,365	2,203	22,462	24,665	6,178	1999	1/11/2002	0 to 40 years
11695 JOHNS CREEK PARKWAY	Duluth, GA	100%	None		2,080	13,572	15,652	900	2,080	14,472	16,552	4,007	2001	3/28/2002	0 to 40 years
3750 BROOKSIDE PARKWAY	Alpharetta, GA	100%	None		1,561	14,207	15,768	227	1,561	14,434	15,995	3,578	2001	4/18/2002	0 to 40 years
2001 NW 64th STREET	Ft. Lauderdale, FL	100%	(f	)	0	7,172	7,172	(0)	0	7,172	7,172	1,723	2001	4/18/2002	0 to 40 years
90 CENTRAL STREET	Boxborough, MA	100%	None		3,642	29,497	33,139	2,619	3,642	32,116	35,758	7,632	2001	5/3/2002	0 to 40 years
DESERT CANYON 300	Phoenix, AZ	100%	None		2,602	24,333	26,935	46	2,602	24,379	26,981	5,711	2001	6/4/2002	0 to 40 years
6031 CONNECTION DRIVE	Irving, TX	100%	None		3,157	43,656	46,813	601	3,157	44,257	47,414	10,018	1999	8/15/2002	0 to 40 years
6021 CONNECTION DRIVE	Irving, TX	100%	None		3,157	42,662	45,819	1,397	3,157	44,059	47,216	10,123	2000	8/15/2002	0 to 40 years
6011 CONNECTION DRIVE	Irving, TX	100%	None		3,157	29,034	32,191	2,586	3,157	31,620	34,777	7,509	1999	8/15/2002	0 to 40 years
BRAKER POINTE III (d)	Austin, TX	100%	16,500		6,098	34,492	40,590	(0)	6,098	34,492	40,590	7,858	2001	8/15/2002	0 to 40 years
CHANDLER FORUM	Chandler, AZ	100%	None		2,632	—	2,632	19,742	2,779	19,595	22,374	5,067	2003	9/12/2002	0 to 40 years
5000 CORPORATE COURT (e)	Holtsville, NY	100%	None		4,375	48,212	52,587	(24,712)	4,162	23,713	27,875	10,119	2000	9/16/2002	0 to 40 years
2 GATEHALL DRIVE (d)	Parsippany, NJ	100%	42,700		9,054	96,722	105,776	158	9,054	96,880	105,934	21,786	1985	9/27/2002	0 to 40 years
350 SPECTRUM LOOP	Colorado Springs, CO	100%	None		2,185	24,964	27,149	(1,895)	2,185	23,069	25,254	5,184	2001	9/27/2002	0 to 40 years
5601 HEADQUARTERS DRIVE	Plano, TX	100%	None		3,153	24,602	27,755	5	3,153	24,606	27,759	5,529	2001	9/27/2002	0 to 40 years
TWO INDEPENDENCE SQUARE (d)	Washington, DC	100%	105,800		52,711	202,702	255,413	4,007	52,711	206,709	259,420	44,873	1991	11/22/2002	0 to 40 years
ONE INDEPENDENCE SQUARE (d)	Washington, DC	100%	57,800		29,765	104,814	134,579	2,770	30,562	106,787	137,349	23,102	1991	11/22/2002	0 to 40 years
2120 WEST END AVENUE (d)	Nashville, TN	100%	26,800		4,908	59,011	63,919	6,670	5,101	65,490	70,590	14,154	2000	11/26/2002	0 to 40 years
800 NORTH BRAND BOULEVARD	Glendale, CA	100%	None		23,605	136,284	159,889	7,648	23,607	143,931	167,538	30,434	1990	12/20/2002	0 to 40 years
EASTPOINT I	Mayfield Heights, OH	100%	None		1,485	11,064	12,549	103	1,485	11,167	12,652	2,394	2000	1/9/2003	0 to 40 years
EASTPOINT II	Mayfield Heights, OH	100%	None		1,235	9,199	10,434	1,550	1,235	10,749	11,984	2,685	2000	1/9/2003	0 to 40 years
150 WEST JEFFERSON	Detroit, MI	100%	None		9,759	88,364	98,123	4,193	9,759	92,557	102,316	22,288	1989	3/31/2003	0 to 40 years
US BANCORP CENTER	Minneapolis, MN	100%	105,000		11,138	175,629	186,767	3,890	11,138	179,519	190,657	36,647	2000	5/1/2003	0 to 40 years
AON CENTER	Chicago, IL	100%	225,000		23,267	472,488	495,755	90,749	23,966	562,538	586,504	111,000	1972	5/9/2003	0 to 40 years
AUBURN HILLS CORPORATE CENTER (g)	Auburn Hills, MI	100%	None		1,978	16,570	18,548	(8,830)	1,591	8,127	9,718	3,166	2001	5/9/2003	0 to 40 years
11107 SUNSET HILLS ROAD	Reston, VA	100%	None		2,711	17,890	20,601	2,652	2,711	20,542	23,253	6,220	1985	6/27/2003	0 to 40 years
11109 SUNSET HILLS ROAD	Reston, VA	100%	None		1,218	8,038	9,256	352	1,218	8,390	9,608	3,756	1984	6/27/2003	0 to 40 years
9211 CORPORATE BOULEVARD	Rockville, MD	100%	None		3,019	21,984	25,003	(4,845)	2,959	17,199	20,158	3,297	1989	7/30/2003	0 to 40 years
9221 CORPORATE BOULEVARD	Rockville, MD	100%	None		3,019	21,984	25,003	(4,822)	2,960	17,221	20,181	3,304	1989	7/30/2003	0 to 40 years
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None		6,662	69,031	75,693	(23,112)	6,662	45,919	52,581	9,668	2000	8/1/2003	0 to 40 years
200 BRIDGEWATER CROSSING (d)	Bridgewater, NJ	100%	40,200		8,182	84,160	92,342	1,776	8,328	85,790	94,118	33,202	2002	8/14/2003	0 to 40 years
1055 EAST COLORADO BOULEVARD	Pasadena, CA	100%	29,200		6,495	30,265	36,760	(1,909)	6,495	28,356	34,851	10,828	2001	8/22/2003	0 to 40 years
FAIRWAY CENTER II (d)	Brea, CA	100%	10,700		7,110	15,600	22,710	(3,291)	7,110	12,309	19,419	2,159	2002	8/29/2003	0 to 40 years
COPPER RIDGE CENTER	Lyndhurst, NJ	100%	None		6,974	38,714	45,688	(5,894)	6,974	32,820	39,794	7,139	1989	9/5/2003	0 to 40 years
1901 MAIN STREET	Irvine, CA	100%	None		6,246	36,455	42,701	(4,224)	6,246	32,231	38,477	9,251	2001	9/17/2003	0 to 40 years
RHEIN	Beaverton, OR	100%	None		1,015	6,425	7,440	(580)	1,015	5,845	6,860	1,376	1988	10/9/2003	0 to 40 years
DESCHUTES	Beaverton, OR	100%	None		1,072	6,361	7,433	(2,081)	1,072	4,279	5,351	795	1989	10/9/2003	0 to 40 years

				Initial Cost				Gross Amount at Which Carried at December 31, 2010
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (k)
WILLAMETTE	Beaverton, OR	100%	None	$1,085	$6,211	$7,296	$(1,933)	$1,085	$4,278	$5,363	$789	1990	10/9/2003	0 to 40 years
ROGUE	Beaverton, OR	100%	None	1,546	7,630	9,176	2,194	1,546	9,824	11,370	3,408	1998	10/9/2003	0 to 40 years
35 WEST WACKER DRIVE (h)	Chicago, IL	96.5%	120,000	54,949	218,757	273,706	12,564	55,573	230,696	286,270	57,991	1989	11/6/2003	0 to 40 years
400 VIRGINIA AVE SW	Washington, DC	100%	None	22,146	49,740	71,886	(2,321)	22,146	47,419	69,565	8,724	1985	11/19/2003	0 to 40 years
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	45,000	13,636	70,918	84,554	5,455	13,636	76,372	90,008	17,369	1998	11/19/2003	0 to 40 years
1225 EYE STREET (i)	Washington, DC	50%	57,600	21,959	47,602	69,561	2,151	21,959	49,753	71,712	14,103	1986	11/19/2003	0 to 40 years
1201 EYE STREET (j)	Washington, DC	50%	82,400	31,985	63,139	95,124	5,802	31,985	68,941	100,926	18,951	2001	11/19/2003	0 to 40 years
EASTPOINTE CORPORATE CENTER	Issaquah, WA	100%	None	4,351	25,899	30,250	(8,897)	4,351	17,002	21,353	3,033	2001	12/10/2003	0 to 40 years
1901 MARKET STREET	Philadelphia, PA	100%	None	13,584	166,683	180,267	136	20,829	159,574	180,403	34,368	1987	12/18/2003	0 to 40 years
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	(5,909)	60,708	134,891	195,599	25,577	1962	12/31/2003	0 to 40 years
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	1,988	4,365	37,654	42,019	10,169	1873	1/8/2004	0 to 40 years
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(3,992)	7,113	60,809	67,922	17,623	1991	2/26/2004	0 to 40 years
600 CORPORATE DRIVE	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	3,357	2005	3/16/2004	0 to 40 years
1075 WEST ENTRANCE DRIVE	Auburn Hills, MI	100%	None	5,200	22,957	28,157	39	5,207	22,990	28,197	6,017	2001	7/7/2004	0 to 40 years
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	(6,062)	11,791	63,552	75,343	9,343	1987	12/9/2004	0 to 40 years
9200 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,730	16,608	20,338	(1,622)	3,882	14,834	18,716	2,205	1982	12/29/2004	0 to 40 years
400 BRIDGEWATER CROSSING (d)	Bridgewater, NJ	100%	29,300	10,400	71,052	81,452	5,471	10,400	76,523	86,923	23,484	2002	2/17/2006	0 to 40 years
LAS COLINAS CORPORATE CENTER I (c)	Irving, TX	100%	17,500	3,912	18,830	22,742	(1,966)	2,543	18,233	20,776	4,922	1998	8/31/2006	0 to 40 years
LAS COLINAS CORPORATE CENTER II (c)	Irving, TX	100%	25,025	4,496	29,881	34,377	(2,977)	2,543	28,857	31,400	7,425	1998	8/31/2006	0 to 40 years
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	(593)	4,370	70,039	74,409	10,566	1991	12/7/2006	0 to 40 years
2300 CABOT DRIVE	Lisle, IL	100%	None	4,390	19,549	23,939	(2,459)	4,390	17,090	21,480	3,289	1998	5/10/2007	0 to 40 years
PIEDMONT POINTE I	Bethesda, MD	100%	None	11,200	58,606	69,806	—	11,200	58,606	69,806	4,640	2007	11/13/2007	0 to 40 years
PIEDMONT POINTE II	Bethesda, MD	100%	None	13,300	70,618	83,918	—	13,300	70,618	83,918	4,561	2008	6/25/2008	0 to 40 years
SUWANEE GATEWAY ONE	Suwanee, GA	100%	None	1,000	6,875	7,875	—	1,000	6,875	7,875	57	2008	9/28/2010	0 to 40 years
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	—	2,919	24,398	27,317	172	1997	10/1/2010	0 to 40 years
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	—	2,661	25,742	28,403	216	1998	10/1/2010	0 to 40 years
110 HIDDEN LAKE CIRCLE (l)	Duncan, SC	100%	None	1,002	15,709	16,711	170	1,002	15,880	16,882	3,642	1987	7/31/2002	0 to 40 years
112 HIDDEN LAKE CIRCLE (l)	Duncan, SC	100%	None	663	10,914	11,577	788	663	11,702	12,365	2,512	1987	7/31/2002	0 to 40 years
UNDEVELOPED LAND PARCELS (c)	Various	100%	None	6,021	427	6,448	2,526	8,947	27	8,974	6	N/A	Various	N/A

Total—100% REIT Properties				$617,652	$3,853,491	$4,471,143	$96,183	$647,653	$3,919,673	$4,567,326	$890,498

				Initial Cost				Gross Amount at Which Carried at December 31, 2010
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (k)

360 INTERLOCKEN (m)	Broomfield, CO	4%	None	1,570	6,734	8,304	1,484	1,650	8,138	9,788	3,357	1996	3/20/1998	0 to 40 years
47300 KATO ROAD (n)	Fremont, CA	78%	None	2,130	6,853	8,983	(2,935)	2,219	3,829	6,048	2,606	1982	7/21/1998	0 to 40 years
20/20 (o)	Leawood, KS	57%	None	1,696	7,851	9,547	(1,680)	1,767	6,100	7,867	3,281	1992	7/2/1999	0 to 40 years
4685 INVESTMENT DRIVE	Troy, MI	55%	None	2,144	9,984	12,128	2,760	2,233	12,655	14,888	5,486	2000	5/10/2000	0 to 40 years
5301 MARYLAND WAY	Brentwood, TN	55%	None	4,300	20,702	25,002	1,307	4,479	21,830	26,309	6,180	1989	5/15/2001	0 to 40 years
8560 UPLAND DRIVE	Parker, CO	72%	None	1,954	11,216	13,170	542	2,048	11,664	13,712	3,022	2001	12/21/2001	0 to 40 years
TWO PARK CENTER	Hoffman Estate, IL	72%	None	600	22,682	23,282	(3,032)	624	19,626	20,250	4,149	1999	9/19/2003	0 to 40 years

Total – JV Properties				$14,394	$86,022	$100,416	$(1,554)	$15,020	$83,842	$98,862	$28,080

Total – All Properties				$632,046	$3,939,513	$4,571,559	$94,629	$662,673	$4,003,515	$4,666,188	$918,578

(a)	Piedmont determined that the carrying value of the 1441 W. Long Lake Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $10.6 million in 2009.
(b)	Piedmont determined that the carrying value of the 1111 Durham Avenue Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $14.3 million in 2009.
(c)	The acquisition of the property included excess, developable land, which has subsequently been reclassed into the asset class “Undeveloped Land Parcels”. Further, such Undeveloped Land Parcels are not included in Piedmont’s total building count.
(d)	These properties collateralize the $350 million secured pooled debt facility with Morgan Stanley that accrues interest at 4.84% and matures in June 2014.
(e)	Piedmont determined that the carrying value of the 5000 Corporate Court Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $7.6 million and $16.1 million in 2006 and 2005, respectively.
(f)	Property is owned subject to a long-term ground lease.
(g)	Piedmont determined that the carrying value of the Auburn Hills Corporate Center Building was not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $10.2 million in 2009.
(h)	Piedmont acquired an approximate 95% interest in the Leo Burnett Chicago Building through two joint ventures. As the general partner, Piedmont is deemed to have control of the partnerships and, as such, consolidates the joint ventures. Piedmont purchased an additional 1.5446% interest in the 35. W. Wacker Building from one of the minority shareholders in the joint venture that owns the building, bringing Piedmont’s total ownership percentage to approximately 96.5%.
(i)	Piedmont purchased all of the membership interest in 1225 Equity, LLC, which own a 49.5% membership interest in 1225 Eye Street, N.W. Associates, which owns the 1225 Eye Street Building. As a result of its ownership of 1225 Equity, LLC, Piedmont owns an approximate 49.5% in the 1225 Eye Street Building. As the controlling member, Piedmont is deemed to have control of the entities and, as such, consolidates the joint ventures.
(j)	Piedmont purchased all of the membership interest in 1201 Equity, LLC, which own a 49.5% membership interest in 1201 Eye Street, N.W. Associates, which owns the 1201 Eye Street Building. As a result of its ownership of 1201 Equity, LLC, Piedmont owns an approximate 49.5% in the 1201 Eye Street Building. As the controlling member, Piedmont is deemed to have control of the entities and, as such, consolidates the joint ventures.
(k)	Piedmont’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, and Lease Intangibles are amortized over the lease term. Generally, Building Improvements are depreciated over 5 - 25 years, Land Improvements are depreciated over 20 - 25 years, and Buildings are depreciated over 40 years.
(l)	Property is designated as an industrial property, and is not included in Piedmont’s total building count, which refers only to office buildings.
(m)	During the third quarter 2010, Piedmont, in conjunction with its joint venture partners, determined that the carrying value of the 360 Interlocken Building was impaired on an “other than temporary” basis. Accordingly, Piedmont’s portion of the recorded impairment loss on real estate assets was approximately $53,000.
(n)	During 2009, Piedmont, in conjunction with its joint venture partners, determined that the carrying value of the 47300 Kato Road Building was impaired on an “other than temporary” basis. Accordingly, Piedmont’s portion of the recorded impairment loss on real estate assets was approximately $2.6 million.
(o)	During 2008, Piedmont, in conjunction with its joint venture partners, determined that the carrying value of the 20/20 Building was impaired on an “other than temporary” basis. Accordingly, Piedmont’s portion of the recorded impairment loss on real estate assets was approximately $2.1 million.

	2010		2009		2008
Real Estate:
Balance at the beginning of the year	$4,681,313		$4,739,791		$4,667,022
Additions to/improvements of real estate	105,282		30,610		128,344
Assets disposed	(72,586)		—		—
Assets impaired	(8,489	)(3)	(38,379	)(2)	(3,678	)(1)
Transfer of corporate assets to prepaid and other assets	—		—		(393)
Write-offs of intangible assets(4)	—		(2,340)		(3,002)
Write-offs of fully depreciated/amortized assets	(39,332)		(48,369)		(48,502)

Balance at the end of the year	$4,666,188		$4,681,313		$4,739,791

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$840,545		$748,778		$654,958
Depreciation and amortization expense	131,000		140,136		143,352
Assets disposed	(13,519)		—		—
Transfer of corporate assets to prepaid and other assets	—		—		(88)
Write-offs of intangible assets(4)	—		—		(942)
Write-offs of fully depreciated/amortized assets	(39,448)		(48,369)		(48,502)

Balance at the end of the year	$918,578		$840,545		$748,778

(1)-	Fund XI-XII-REIT Joint Venture recorded an impairment loss on real estate assets of approximately $3.7 million during 2008 related to the 20/20 Building; however, Piedmont recorded its proporationate share of the charge (approximately $2.1 million) in the accompanying consolidated statements of income with other such net property operations as equity in income of unconsolidated joint ventures.

(2)-	Piedmont recorded impairment charges of approximately $35.1 million related to the following wholly-owned assets: 1) the Auburn Hills Corporate Center Building, 2) the 1111 Durham Avenue Building, and 3) the 1441 W. Long Lake Road Building. In addition, the Wells/Fremont Joint Venture recorded an impairment loss on real estate assets of approximately $3.3 million during 2009 related to the 47300 Kato Road Building (f/k/a 47320 Kato Road Building); however, Piedmont recorded its proporationate share of the charge (approximately $2.6 million) in the accompanying consolidated statements of income with other such net property operations as equity in income of unconsolidated joint ventures.

(3)-	Piedmont recorded an impairment charge against real estate assets of approximately $7.0 million related to the 111 Sylvan Avenue Building at the time it was classified as held-for-sale in May 2010. This wholly-owned asset was subsequently sold in December 2010. In addition, the Fund IX, Fund XI, and REIT Joint Venture recorded an impairment loss on real estate assets of approximately $1.4 million during 2010 related to the 360 Interlocken Building; however, Piedmont recorded its proporationate share of the charge (approximately $53,000) in the accompanying consolidated statements of income with other such net property operations as equity in income of unconsolidated joint ventures.

(4)-	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.

S-4