Form 10-Q
period 2011-03-31
Piedmont Office Realty Trust, Inc.
filed 2011-05-05
CIK 1042776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

Large Accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Number of shares outstanding of the Registrant’s

classes of common stock, as of May 4, 2011:

Class A Common Stock 172,749,781 shares

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

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Availability of financing and our lending banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Piedmont’s ability to continue to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended; and

•	Other factors, including the risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2010. Piedmont’s results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) March 31, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$688,103	$647,653
Buildings and improvements, less accumulated depreciation of $770,147 and $744,756 as of March 31, 2011 and December 31, 2010, respectively	3,095,092	2,943,995
Intangible lease assets, less accumulated amortization of $142,754 and $145,742 as of March 31, 2011 and December 31, 2010, respectively	95,750	74,028
Construction in progress	13,142	11,152

Total real estate assets	3,892,087	3,676,828
Investments in unconsolidated joint ventures	41,759	42,018
Cash and cash equivalents	42,151	56,718
Tenant receivables, net of allowance for doubtful accounts of $913 and $1,298 as of March 31, 2011 and December 31, 2010, respectively	133,580	134,006
Notes receivable	—	61,144
Due from unconsolidated joint ventures	594	1,158
Restricted cash and escrows	30,771	12,475
Prepaid expenses and other assets	11,967	11,249
Goodwill	180,097	180,097
Deferred financing costs, less accumulated amortization of $12,500 and $11,893 as of March 31, 2011 and December 31, 2010, respectively	5,374	5,306
Deferred lease costs, less accumulated amortization of $138,511 and $137,726 as of March 31, 2011 and December 31, 2010, respectively	224,892	192,481

Total assets	$4,563,272	$4,373,480

Liabilities:
Line of credit and notes payable	$1,601,112	$1,402,525
Accounts payable, accrued expenses, and accrued capital expenditures	122,769	112,648
Deferred income	38,990	35,203
Intangible lease liabilities, less accumulated amortization of $86,451 and $84,308 as of March 31, 2011 and December 31, 2010, respectively	46,517	48,959
Interest rate swap	367	691

Total liabilities	1,809,755	1,600,026
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of March 31, 2011 or December 31, 2010	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of March 31, 2011 or December 31, 2010	—	—
Class A common stock, $.01 par value; 600,000,000 shares authorized; 172,658,488 shares issued and outstanding as of March 31, 2011; and 132,956,299 shares issued and outstanding at December 31, 2010	1,727	1,330
Class B-1 common stock, $.01 par value; 50,000,000 shares authorized; none outstanding as of March 31, 2011 or December 31, 2010	—	—
Class B-2 common stock, $.01 par value; 50,000,000 shares authorized; none outstanding as of March 31, 2011 or December 31, 2010	—	—
Class B-3 common stock, $.01 par value; 50,000,000 shares authorized; none outstanding as of March 31, 2011; and 39,702,190 shares issued and outstanding at December 31, 2010	—	397
Additional paid-in capital	3,661,570	3,661,308
Cumulative distributions in excess of earnings	(915,543)	(895,122)
Other comprehensive loss	(465)	(691)

Piedmont stockholders’ equity	2,747,289	2,767,222

Noncontrolling interest	6,228	6,232

Total stockholders’ equity	2,753,517	2,773,454

Total liabilities and stockholders’ equity	$4,563,272	$4,373,480

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended March 31,
	2011	2010
Revenues:
Rental income	$109,830	$110,512
Tenant reimbursements	32,490	35,083
Property management fee revenue	830	753
Other rental income	3,404	496

	146,554	146,844
Expenses:
Property operating costs	54,957	55,361
Depreciation	27,022	25,691
Amortization	12,076	11,387
General and administrative	6,824	6,620

	100,879	99,059

Real estate operating income	45,675	47,785
Other income (expense):
Interest expense	(17,174)	(19,091)
Interest and other income	3,460	969
Equity in income of unconsolidated joint ventures	209	737
Gain on consolidation of variable interest entity	1,920	—

	(11,585)	(17,385)

Income from continuing operations	34,090	30,400
Discontinued operations:
Operating income	—	1,185

Income from discontinued operations	—	1,185

Net income	34,090	31,585
Less: Net income attributable to noncontrolling interest	(123)	(125)

Net income attributable to Piedmont	$33,967	$31,460

Per share information – basic and diluted:
Income from continuing operations	$0.20	$0.18
Income from discontinued operations	$0.00	$0.01
Income attributable to noncontrolling interest	$0.00	$0.00

Net income available to common stockholders	$0.20	$0.19

Weighted-average common shares outstanding – basic	172,658,488	164,992,477

Weighted-average common shares outstanding – diluted	172,954,754	165,200,184

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2010

AND FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

(in thousands, except per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	39,729	$397	119,188	$1,192	$3,477,168	$(798,561)	$(75,164)	$(3,866)	$5,716	$2,606,882
Net proceeds from issuance of common stock	13,800	138	—	—	184,266	—	—	—	—	184,404
Redemption of fractional shares of common stock	(50)	—	(150)	(2)	(2,900)	—	—	—	—	(2,902)
Change in redeemable common stock outstanding	—	—	—	—	—	—	75,164	—	—	75,164
Dividends to common stockholders ($1.2600 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	—	—	(33)	(216,940)	—	—	(15)	(216,988)
Conversion of shares to Class A common stock	79,404	794	(79,404)	(794)	—	—	—	—	—	—
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	73	1	68	1	2,807	—	—	—	—	2,809
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	531	531
Components of comprehensive income:
Net income	—	—	—	—	—	120,379	—	—	—	120,379
Net change in interest rate swap	—	—	—	—	—	—	—	3,175	—	3,175

Comprehensive income										123,554

Balance, December 31, 2010	132,956	1,330	39,702	397	3,661,308	(895,122)	—	(691)	6,232	2,773,454
Offering costs associated with issuance of common stock	—	—	—	—	(479)	—	—	—	—	(479)
Dividends to common stockholders ($0.3150 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	—	—	(18)	(54,388)	—	—	(127)	(54,533)
Conversion of shares to Class A common stock	39,702	397	(39,702)	(397)	—	—	—	—	—	—
Unvested amortization of shares granted under the 2007 Omnibus Incentive Plan	—	—	—	—	759	—	—	—	—	759
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	123	123
Components of comprehensive income:
Net income	—	—	—	—	—	33,967	—	—	—	33,967
Net change in interest rate derivatives	—	—	—	—	—	—	—	226	—	226

Comprehensive income	—	—	—	—	—	—	—	—	—	34,193

Balance, March 31, 2011	172,658	$1,727	—	$—	$3,661,570	$(915,543)	$—	$(465)	$6,228	$2,753,517

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three months ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$34,090	$31,585
Operating distributions received from unconsolidated joint ventures	1,158	1,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,022	26,080
Amortization of deferred financing costs	607	696
Other amortization	11,938	11,110
Accretion of notes receivable discount	(482)	(667)
Stock compensation expense	968	653
Equity in income of unconsolidated joint ventures	(209)	(737)
Gain on consolidation of variable interest entity	(1,920)	—
Changes in assets and liabilities:
Decrease in tenant receivables, net	1,309	127
Increase in restricted cash and escrows	(3,462)	(2,051)
Increase in prepaid expenses and other assets	(982)	(2,288)
Decrease in accounts payable and accrued expenses	(8,165)	(5,820)
(Decrease)/increase in deferred income	(337)	4,573

Net cash provided by operating activities	61,535	64,344
Cash Flows from Investing Activities:
Investments in real estate assets	(29,125)	(9,815)
Assets assumed upon consolidation of variable interest entity	5,063	—
Investments in unconsolidated joint ventures	(126)	(8)
Deferred lease costs paid	(12,381)	(2,917)

Net cash used in investing activities	(36,569)	(12,740)
Cash Flows from Financing Activities:
Deferred financing costs paid	—	(1)
Proceeds from line of credit and notes payable	15,000	—
Repayments of line of credit and notes payable	—	(114,000)
Net proceeds from issuance of common stock	—	186,081
Redemption of fractional shares of common stock	—	(2,917)
Dividends paid and discount on dividend reinvestments	(54,533)	(53,777)

Net cash (used in)/provided by financing activities	(39,533)	15,386

Net (decrease)/increase in cash and cash equivalents	(14,567)	66,990
Cash and cash equivalents, beginning of period	56,718	10,004

Cash and cash equivalents, end of period	$42,151	$76,994

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued offering costs	$479	$1,608
Accrued capital expenditures and deferred lease costs	$3,240	$894
Net assets assumed upon consolidation of variable interest entity, net of notes receivable previously recorded	$188,233	$—
Liabilities assumed upon consolidation of variable interest entity	$191,376	$—
Redeemable common stock	$—	$75,164

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

As of March 31, 2011, Piedmont owned interests in 77 office properties, plus seven buildings owned through unconsolidated joint ventures and two industrial buildings. Our 77 office properties are located in 19 metropolitan areas across the United States. These office properties comprise approximately 21.5 million square feet of primarily Class A commercial office space, and were approximately 87.3% leased as of March 31, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results and certain prior period amounts have been reclassified to conform to the current period financial statement presentation, specifically relating to (i) the required presentation of income from discontinued operations for the 111 Sylvan Avenue Building (sold in December 2010), and (ii) the disclosure of Restricted cash and escrows, which was formerly a component of Prepaid expenses and other assets. Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity of which Piedmont or any of its wholly-owned subsidiaries is considered the primary beneficiary, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2010.

Further, Piedmont has formed special purpose entities to acquire and hold real estate. Each special purpose entity is a separate legal entity and consequently the assets of the special purpose entities are not available to our creditors. The assets owned by these special purpose entities are being reported on a consolidated basis with Piedmont’s assets for financial reporting purposes only.

Income Taxes

Piedmont has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes. Piedmont is subject to certain taxes related to the operations of properties in certain locations, as well as operations conducted by its taxable REIT subsidiary, which have been provided for in the financial statements.

Interest Rate Cap Agreements

Piedmont periodically enters into interest rate cap agreements to limit its exposure to changing interest rates on its variable rate debt instruments. As required by GAAP, Piedmont records all interest rate caps on the balance sheet at estimated fair value as a component of Prepaid expenses and other assets. Piedmont reassesses the effectiveness of its interest rate caps designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of interest rate caps designated as cash flow hedges are recorded in other comprehensive income

(“OCI”), and the option purchase premium is amortized (reclassified from OCI to interest expense) over the life of the hedging relationship as the hedged forecasted transactions affect earnings. The reclassification is based on a schedule created at the inception of the hedge, which allocates the purchase price to the future periods the hedge is expected to benefit, based on fair value as of the inception of the hedging relationship. Currently, Piedmont does not use derivatives for trading or speculative purposes and does not have any derivatives that are not designated as cash flow hedges.

3.	Acquisitions

During the quarter ended March 31, 2011, Piedmont purchased the 1200 Enclave Parkway Building in Houston, Texas, and acquired the 46-story, 962,361 square foot, Class A, commercial office building in downtown Chicago, Illinois (the “500 W. Monroe Building”) through a foreclosure sale related to certain notes receivable held by Piedmont (see Note 4 for a more complete description of this transaction). Piedmont funded the acquisition of the 1200 Enclave Parkway Building principally with the net proceeds from a draw on its $500 Million Unsecured Facility.

Property	Metropolitan Statistical Area	Acquisition Date	Number of Buildings	Rentable Square Feet	Percentage Occupied as of March 31, 2011	Acquisition Price (in millions)
1200 Enclave ParkwayBuilding	Houston, TX	March 30, 2011	1	149,654	18%	$18.5
500 W. Monroe Building	Chicago, IL	March 31, 2011	1	962,361	67%	$227.5	(1)

(1) Represents the estimated fair value of real estate assets acquired as recorded in Piedmont’s accompanying consolidated balance sheet as of March 31, 2011.

4.	Notes Receivable

Notes receivable as of December 31, 2010 consisted solely of Piedmont’s two investments in mezzanine debt, both of which were secured by pledges of equity interests in the ownership of the 500 W. Monroe Building.

During the year ended December 31, 2010, one of the two notes had not been repaid and was declared to be in maturity default. Piedmont had initiated foreclosure proceedings which were interrupted by legal actions filed by the then-owner of the 500 W. Monroe Building (the “Owner”). During the three months ended March 31, 2011, the Owner agreed to withdraw its suit in exchange for the right to participate in future financial returns of the property provided certain conditions are met, including a certain minimum return being earned by Piedmont. On March 31, 2011, Piedmont was the successful bidder at a UCC foreclosure sale allowing Piedmont to obtain control of the property, and resulting in the extinguishment of other third-party loans that were subordinate to the secured position upon which Piedmont foreclosed.

As a result of obtaining control of the property, Piedmont is now considered the primary beneficiary in the variable interest entity (“VIE”) containing the 500 W. Monroe Building, subject to a $140.0 million first mortgage loan secured by the building, and a $45.0 million mezzanine loan collateralized by an equity ownership interest in the borrower under the mezzanine loan. As such, Piedmont recorded the fair value of all of the assets and liabilities associated with the 500 W. Monroe Building, the remaining outstanding debt payable to third party lenders, and the associated interest rate cap agreements associated with the assumed debt in its consolidated financial statements as of March 31, 2011. The consolidation of the VIE resulted in an approximate $1.9 million gain which is reflected in Piedmont’s results of operations for the three months ended March 31, 2011. Due to the timing of the foreclosure proceedings, Piedmont may adjust the fair values of the assets and liabilities which were recorded, as well as the resulting gain, if necessary, as additional information becomes available. Additionally, Piedmont recognized approximately $2.6 million in other income during the three months ended March 31, 2011 related to cash representing the building’s operating cash flow during the period between the original default date in August 2010, and the consummation of the foreclosure process on March 31, 2011. Such income had been deferred due to the ownership uncertainties associated with the legal actions. Please refer to Note 5 for terms of the $140.0 million first mortgage loan and $45.0 million mezzanine loan.

5.	Line of Credit and Notes Payable

During the three months ended March 31, 2011, Piedmont became the primary beneficiary of the VIE containing the 500 W. Monroe Building, a $140.0 million first mortgage loan secured by the building, and a $45.0 million mezzanine loan participation collateralized by an equity ownership interest in the borrower under the first mortgage loan (collectively, the two loans are referred to as the “500 W. Monroe Loans”). As a result, in accordance with GAAP, Piedmont recorded the 500 W. Monroe Loans in its consolidated financial statements as of March 31, 2011 at their estimated fair market value, resulting in discounts of approximately $1.4 million which will be amortized to interest expense over the period through the stated maturity date of the loans of August 9, 2011.

The $140.0 million first mortgage loan bears interest at a rate of LIBOR plus 1.008% per annum and the mezzanine loan participation bears interest at a rate of LIBOR plus 1.45% per annum. The 500 W. Monroe Loans are subject to interest rate cap agreements which limit Piedmont’s exposure to potential increases in the LIBOR rate to 1% and both of the loans mature August 9, 2011. Either or both loans may be extended to August 9, 2012 provided the following conditions are met:

1.	Payment of a 0.25% annual extension fee;

2.	Funding of required reserves for tenant improvements, leasing commissions and rollover/replacement costs;

3.	Funding of any projected debt service shortfalls into a debt service reserve; and

4.	Purchase of interest rate caps.

The 500 W. Monroe Loans may not be accelerated or increased by the lenders except if they are not paid by maturity or on the occurrence of any event of default, as defined in the loan agreements. The loans may be paid off at Piedmont’s option prior to the maturity date without incurring a defeasance or yield maintenance penalty.

During the periods presented, Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements related to Piedmont’s $250 Million Unsecured Term Loan, totaling approximately $15.9 million and $17.9 million for the three months ended March 31, 2011 and 2010, respectively.

See Note 8 below for a description of Piedmont’s estimated fair value of debt as of March 31, 2011.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2011 and December 31, 2010 (in thousands):

Facility	Property	Rate(1)	Maturity		Amount Outstanding as of
					March 31, 2011		December 31, 2010
Secured
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%	6/1/2012		$45,000		$45,000
35 West Wacker Building Mortgage Note	35 West Wacker Drive	5.10%	1/1/2014		120,000		120,000
Aon Center Chicago Mortgage Note	Aon Center	4.87%	5/1/2014		200,000		200,000
Aon Center Chicago Mortgage Note	Aon Center	5.70%	5/1/2014		25,000		25,000
Secured Pooled Facility	Nine Property Collateralized Pool(2)	4.84%	6/7/2014		350,000		350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%	5/11/2015		105,000		105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool(3)	5.50%	4/1/2016		125,000		125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%	10/11/2016		42,525		42,525
WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%	11/1/2017		140,000		140,000
500 W. Monroe Mortgage Loan	500 W. Monroe	LIBOR + 1.008%(4)(6)	8/9/2011	(7)	139,602		—
500 W. Monroe Mezzanine I Loan- A Participation	500 W. Monroe	LIBOR + 1.45%(5)(6)	8/9/2011	(7)	43,985		—

Subtotal/Weighted Average(8)		4.96%			1,336,112		1,152,525
Unsecured
$250 Million Unsecured Term Loan	$250 Million Term Loan	LIBOR + 1.50%(9)	6/28/2011		250,000		250,000
$500 Million Unsecured Facility	$500 Million Revolving Facility	3.25%(10)	8/30/2011	(11)	15,000	(12)	—

Subtotal/Weighted Average(8)		2.41%			265,000		250,000

Total/ Weighted Average(8)		4.54%			$1,601,112		$1,402,525

(1) All of Piedmont’s outstanding debt as of March 31, 2011 and December 31, 2010 is interest-only debt.

(2) Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(3) Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(4) Effectively LIBOR + 2%, including the amortization of a $0.4 million discount associated with recording the debt at estimated fair market value upon the consolidation of the 500 W. Monroe Building. This discount will be amortized to interest expense over the remaining contractual term of the debt.

(5) Effectively LIBOR + 8%, including the amortization of a $1.0 million discount associated with recording the debt at estimated fair market value upon the consolidation of the 500 W. Monroe Building. This discount will be amortized to interest expense over the remaining contractual term of the debt.

(6) Subject to interest rate cap agreements, which limit Piedmont’s exposure to potential increases in the LIBOR rate to 1%.

(7) May be extended to August 9, 2012 if certain conditions are met.

(8) Weighted average is based on contractual balance outstanding and effective interest rate at March 31, 2011.

(9) Subject to an interest rate swap agreement which effectively fixes the rate at 2.36% through June 28, 2011.

(10) Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (0.475% as of March 31, 2011) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of March 31, 2011 is subject to the prime rate which was 3.25% as of that date.

(11) Piedmont may extend the term for one additional year provided Piedmont is not then in default and upon the payment of a 15 basis point extension fee.

(12) Paid off subsequent to March 31, 2011.

6.	Derivative Instruments

Risk Management Objective of Using Derivatives

In addition to operational risks which arise in the normal course of business, Piedmont is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, Piedmont has entered into derivative financial instruments such as interest rate swap agreements and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. Piedmont’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps are also cash flow hedges involving payment to a counterparty in exchange for establishing a maximum rate which will not be exceeded, despite market conditions to the contrary.

During the three months ended March 31, 2011, Piedmont used interest rate swap agreements to hedge the variable cash flows associated with its $250 Million Unsecured Term Loan that is expected to mature on June 28, 2011. Additionally, two interest rate cap agreements were used to hedge the variable cash flows associated with the 500 W. Monroe Loans.

A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2011 is as follows:

Interest Rate Derivative	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swap	$100	6/28/2010	6/28/2011
Interest rate swap	75	6/28/2010	6/28/2011
Interest rate swap	50	6/28/2010	6/28/2011
Interest rate swap	25	6/28/2010	6/28/2011
Interest rate cap	140	8/9/2010	8/15/2011	(1)
Interest rate cap	62	8/9/2010	8/15/2011	(1)

Total	$452

(1) Mirrors the monthly interest accrual period of the 500 W. Monroe Loans.

All of the above interest rate derivative agreements are designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The effective portion of Piedmont’s derivative financial instruments that was recorded in the accompanying consolidated statement of operations for the three months ended March 31, 2011 and 2010, respectively, (in thousands) is as follows:

	Three Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	March 31, 2011	March 31, 2010
Amount of loss recognized in OCI on derivative	$58	$471
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(393)	$(2,021)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three months ended March 31, 2011 or 2010, respectively.

Amounts reported in accumulated other comprehensive loss related to Piedmont’s interest rate swap agreements are reclassified to interest expense as interest payments are made on the $250 Million Unsecured Term Loan. Piedmont estimates that an additional $0.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. Additionally, Piedmont estimates that approximately $0.1 million related to its interest rate cap agreements will be reclassified from accumulated other comprehensive loss as an increase to interest expense in accordance with the caplet amortization schedule over the next twelve months.

The fair value of Piedmont’s interest rate swap agreements designated as hedging instruments under GAAP as of March 31, 2011 and December 31, 2010 was $0.4 million and $0.7 million, respectively, and is presented as “Interest Rate Swap” in the accompanying consolidated balance sheet. The fair value of Piedmont’s interest rate cap agreements designated as hedging instruments under GAAP as of March 31, 2011 was effectively $0.

Please see the accompanying statements of stockholders’ equity for a rollforward of Piedmont’s Other Comprehensive Loss account.

Credit-risk-related Contingent Features

Piedmont has agreements with its interest rate swap agreement counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation. If Piedmont breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $0.4 million.

7.	Variable Interest Entities

Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.

A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of March 31, 2011 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of March 31, 2011	Net Carrying Amount as of December 31, 2010	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$1.3	$0.3	In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$1.0	$1.9	In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$65.4	N/A	The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to 100% of the economic benefits of the property until such returns are met. See Note 3 and Note 4 for further detail.

Suwanee Gateway One, LLC	100%	Suwanee Gateway One	Consolidated	$7.7	$7.8	The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Each of the VIE’s described above has the sole purpose of holding office buildings and their resulting operations, and are classified in the accompanying consolidated balance sheets in the same manner as Piedmont’s other wholly-owned properties.

8.	Fair Value Measurement of Financial Instruments

Piedmont considers its cash, accounts receivable, notes receivable, accounts payable, interest rate swap agreements, interest rate cap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011		As of December 31, 2010
Financial Instrument	Carrying Value	Estimated Fair Value	Carrying Value		Estimated Fair Value
Cash and cash equivalents (1)	$42,151	$42,151		$56,718		$56,718
Tenant receivables, net(1)	$133,580	$133,580		$134,006		$134,006
Accounts payable(1)	$16,985	$16,985		$15,763		$15,763
Interest rate swap agreements	$367	$367		$691		$691
Interest rate cap agreements	$—	$—	$	N/A	$	N/A
Line of credit and notes payable	$1,601,112	$1,647,765		$1,402,525		$1,428,255

(1)	For the periods presented, the carrying value approximates estimated fair value.

Piedmont’s interest rate swap and interest rate cap agreements discussed in Note 6 above were the only financial instruments adjusted and carried at fair value as of March 31, 2011 and December 31, 2010. The interest rate swap and interest rate cap agreements were classified as “Interest rate swap” liability and as a component of “Prepaid expenses and other assets”, respectively, in the accompanying consolidated balance sheets. The valuation of these derivative instruments, for both types of agreements, was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, as related to the interest rate swap agreements, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both

Piedmont and the counterparties were at risk for as of the valuation date. This total expected exposure was then discounted using discount factors that contemplate the creditworthiness of Piedmont and the counterparties to arrive at a credit charge. This credit charge was then netted against the value of the derivative financial instruments determined using the discounted cash flow analysis described above to arrive at a total estimated fair value of the interest rate swap agreements. As of March 31, 2011 and December 31, 2010, the credit valuation adjustment did not comprise a material portion of the fair values of the derivative financial instruments; therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider either of its derivative financial instruments to be Level 3 liabilities.

9.	Commitments and Contingencies

Commitments Under Existing Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. At March 31, 2011, Piedmont anticipates funding approximately $131.4 million in potential obligations for tenant improvements related to its existing lease portfolio over the respective lease terms, much of which Piedmont estimates may be required to be funded over the next five years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Contingencies Related to Tenant Audits

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded no additional reserves during the three months ended March 31, 2011 and recorded a recovery of $0.1 million as a component of tenant reimbursement income during the three months ended March 31, 2010, related to such tenant audits.

Letters of Credit

As of March 31, 2011, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Facility:

Amount	Expiration of Letter of Credit
$382,556	February 2011(1)
$3,637,354	June 2011
$14,782,820	February 2011(1)
$3,000,000	December 2011(1)

(1)	These letter of credit agreements contain an “evergreen” clause, which automatically renews for consecutive, one-year periods each anniversary, subject to certain limitations.

Assertion of Legal Action

Piedmont is currently party to two separate lawsuits, where one of the lead plaintiffs is the same stockholder. The first suit was filed in March 2007, and, in general, alleges inadequate disclosures pursuant to the federal securities laws against Piedmont’s officers, directors, and advisors in connection with the transaction to internalize its management function and become a self-managed entity. The suit originally contained thirteen counts; however, twelve of those have subsequently been dismissed. As of the time of this filing, the parties are preparing for trial, but no trial date has been set. Piedmont believes that the allegations contained in the complaint are without merit, and as such, has determined that the risk of material loss associated with this lawsuit is remote. Further, Piedmont will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, Piedmont’s assessment of the ultimate potential financial impact of the case notwithstanding, the risk of financial loss does exist, as with any litigation.

Piedmont’s second lawsuit by the one of the same stockholders was filed in October 2007 and originally alleged four counts, including inadequate disclosures pursuant to the federal securities laws. To date, the court has dismissed two of the four counts in their entirety and has dismissed portions of the remaining two counts. On April 11, 2011, the Eleventh Circuit Court of Appeals invalidated the district court’s order certifying a class and remanded the case to the district court for further proceedings. Piedmont believes that the allegations contained in the complaint are without merit, and as such, has determined that the risk of material loss associated with this lawsuit is remote. Further, Piedmont will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, Piedmont’s assessment of the ultimate potential financial impact of the case notwithstanding, the risk of financial loss does exist, as with any litigation.

Please refer to Part II. Item 1 “Legal Proceedings” for a complete description of the chronology of the two lawsuits.

10.	Discontinued Operations

On December 8, 2010, Piedmont disposed of the 111 Sylvan Avenue Building located in Englewood Cliffs, NJ. In accordance with GAAP, Piedmont reclassified the operational results of the 111 Sylvan Avenue Building to income from discontinued operations for prior periods to conform with current period presentation.

The details comprising income from discontinued operations are presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental income	$—	$1,594
Tenant reimbursements	—	(2)

	—	1,592
Expenses:
Property operating costs	—	8
Depreciation	—	389
General and administrative expenses	—	10

	—	407

Income from discontinued operations	$—	$1,185

11.	Stock Based Compensation

A detail of Piedmont’s outstanding employee deferred stock awards as of March 31, 2011 is as follows:

Date of grant	Net Shares Granted(1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of March 31, 2011
April 21, 2008	119,078	$26.10	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 21, 2009, 2010, and 2011, respectively.	36,040
May 6, 2009	152,834	$22.20	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 6, 2010, 2011, and 2012, respectively.	91,627
May 24, 2010	201,699	$18.71	Of the shares granted, 25% vested on the date of grant, and 25% will vest on May 24, 2011, 2012, and 2013, respectively.	165,901
May 24, 2010	53,447	$18.71	Of the shares granted, 33.33% will vest on May 24, 2011, 2012, and 2013, respectively.	53,447

Total				347,015

(1)	Net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations

During the three months ended March 31, 2011, and 2010, Piedmont recognized approximately $1.0 million and $0.7 million of compensation expense, respectively, all of which relates to the amortization of nonvested shares. As of March 31, 2011, approximately $3.8 million of unrecognized compensation cost related to unearned or non-vested, share-based compensation remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately 1 year.

12.	Earnings Per Share

There are no adjustments to “Net income attributable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including nonvested restricted stock. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur as if the remaining unvested restricted stock awards had vested and resulted in additional common shares outstanding.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Weighted-average common shares – basic	172,658,488	164,992,477
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	296,266	207,707

Weighted-average common shares – diluted	172,954,754	165,200,184

13.	Subsequent Events

Issuance of Stock Compensation

On April 5, 2011, Piedmont issued 82,724 deferred stock awards to its employees, of which 29,274 shares were surrendered to satisfy required minimum tax withholding obligations. Also on April 5, 2011, Piedmont issued 18,039 shares to its independent directors, of which 3,042 shares were surrendered to satisfy required minimum tax withholding obligations.

Eastpointe Corporate Center Disposition

On April 21, 2011, Piedmont entered into a binding contract to sell its office property known as Eastpointe Corporate Center, located in suburban Seattle, Washington for approximately $32 million with an anticipated close date of July 1, 2011.

Purchase of The Dupree Building in Atlanta, Georgia

On April 29, 2011, Piedmont purchased, for $20.5 million, a 14 year-old, Class A, six-story office building containing approximately 138,000 rentable square feet located in Atlanta, Georgia. The Dupree Building, which was obtained through an off-market transaction, is 83% leased.

Second Quarter Dividend Declaration

On May 4, 2011, the board of directors of Piedmont declared dividends for the second quarter of 2011 in the amount of $0.3150 per common share outstanding to stockholders of record as of the close of business on June 1, 2011. Such dividends are to be paid on June 22, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our wholly-owned properties, distributions from our unconsolidated joint ventures, and proceeds from our existing $500 Million Unsecured Facility as our primary sources of immediate and long-term liquidity. In addition, the potential selective disposition of existing properties and other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base may also provide additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. As of the time of this filing, we had paid down all outstanding amounts under our $500 Million Unsecured Facility; therefore, we had the full capacity of this facility available for future borrowing with the exception of approximately $21.8 million of capacity that is reserved as security for outstanding letters of credit required by various third parties.

We anticipate that our most immediate use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at any of our various properties, and (ii) tenant improvement allowances and leasing commissions negotiated as part of executed leases with our tenants. The timing and magnitude of general repair and maintenance projects are subject to our discretion. We anticipate funding approximately $131.4 million in unrecorded contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, much of which we estimate may be required to be funded over the next five years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to us. Finally, projected amounts for tenant improvements and leasing commissions related to anticipated re-leasing efforts are generally expected to increase in the near to medium term as a significant number of our leases are scheduled to expire over the next three years. However, the timing and magnitude of these amounts are subject to change as competitive market conditions at the time of lease negotiations dictate.

Subject to the availability of attractive properties and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, dependent upon actual disposition and acquisition activities, we currently anticipate that we will repay the full outstanding balance of the $250 Million Unsecured Term Loan, which matures June 28, 2011, using availability under our $500 Million Unsecured Facility. We also anticipate using funds to make other scheduled debt service payments and/or debt repayments when such obligations become due. In addition, we may either exercise the one-year extension options related to the loans assumed a connection with the consolidation of the 500 W. Monroe Building (the “500 W. Monroe Loans”) that mature on August 9, 2011, or seek new alternative financing from either a third-party lender or the public debt market.

Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging economic conditions that we are currently experiencing, the downward pressure on rental rates in many of our markets, the potential for an increase in interest rates, or the possibility for a further downturn in one or more of our larger markets, could adversely impact our operating cash flows. Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, as mentioned above, a significant number of our leases at our properties are scheduled to expire over the next three years, and the capital requirements necessary to maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures, could increase. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions, and our cash flows. The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments and selective acquisitions of new properties, (iv) the timing of significant expenditures for tenant improvements and general property capital improvements, (v) long-term payout ratios for comparable companies, (vi) our ability to continue to access additional sources of capital, including potential sales of our properties and (vii) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash collections and cash receipts. Although we covered the dividend out of operating cash flows in 2010, we project declines in Core Funds From Operations (“Core FFO”) for 2011, coupled with increasing capital commitments for new leases. As a result, we do not anticipate that we will cover our dividend in 2011 and/or 2012. We will closely monitor these projections and will consider adjusting our dividend policy accordingly.

Results of Operations

Comparison of the three months ended March 31, 2011 versus the three months ended March 31, 2010

Our income from continuing operations for the three months ended March 31, 2011 increased as compared to the prior period, primarily due to lower interest expense and higher other income related to deferred income recognized upon consolidation of the 500 W. Monroe Building located in Chicago, Illinois, as well as a non-recurring, non-cash gain on consolidation of a variable interest entity (“VIE”) of approximately $1.9 million recognized upon such consolidation. These increases were partially offset by lower tenant reimbursements.

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2011 and 2010, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	March 31, 2011%		March 31, 2010%		$ Increase (Decrease)
Revenue:
Rental income	$109.8		$110.5		(0.7)
Tenant reimbursements	32.5		35.1		(2.6)
Property management fee revenue	0.9		0.7		0.2
Other rental income	3.4		0.5		2.9

Total revenues	146.6	100%	146.8	100%	(0.2)
Expense:
Property operating costs	55.0	38%	55.3	38%	(0.3)
Depreciation	27.0	18%	25.7	17%	1.3
Amortization	12.1	8%	11.4	8%	0.7
General and administrative expense	6.8	5%	6.6	4%	0.2

Real estate operating income	45.7	31%	47.8	33%	(2.1)
Other income (expense):
Interest expense	(17.2)	12%	(19.1)	13%	1.9
Interest and other income	3.5	3%	1.0	1%	2.5
Equity in income of unconsolidated joint ventures	0.2	0%	0.7	0%	(0.5)
Gain on consolidation of VIE	1.9	1%	—	0%	1.9

Income from continuing operations	$34.1	23%	$30.4	21%	3.7

Continuing Operations

Revenue

Rental income decreased from approximately $110.5 million for the three months ended March 31, 2010 to approximately $109.8 million for the three months ended March 31, 2011. This variance relates primarily to an adjustment to accelerate both the amortization of above/below market intangibles as well as straight-line rental revenue in the current period related primarily to lease terminations at the 400 Bridgewater Crossing Building in Bridgewater, New Jersey, and the 1901 Main Street Building in Irvine, California of $0.4 million. The remainder of the variance is due to recognition of additional parking revenue at our 4250 North Fairfax Drive Building in Arlington, Virginia in the prior year which did not reoccur in the current year. Although, we did see an increase in rental income due to the addition in the second half of 2010 of both the One and Two Meridian Crossings Buildings located in Richfield, Minnesota, these increases were offset by higher vacancies in the current period and a decrease in rental rates at various other properties.

Tenant reimbursements decreased from approximately $35.1 million for the three months ended March 31, 2010 to approximately $32.5 million for the three months ended March 31, 2011 primarily due to a decrease in property tax reimbursements of $3.3 million. The decrease is mainly a result of a decrease in estimated property taxes at several of our buildings, as well as lease renewals at certain of our properties that resulted in changes to the base-year for those tenants, which precludes the reimbursement of operating expenses. These declines were partially offset by an increase in tenant reimbursements due to the addition of the One and Two Meridian Crossings Buildings.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings for the three months ended March 31, 2011 of approximately $3.4 million primarily relate to leases at the 1201 Eye Street Building in Washington, D.C., the 1075 West Entrance Drive Building in Auburn Hills, Michigan, and the 11695 Johns Creek Parkway Building in Johns Creek, Georgia. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs decreased approximately $0.3 million for the three months ended March 31, 2011 compared to the same period in the prior year. This variance is primarily the result of successful appeals of the assessed values at several of our buildings resulting in lower estimated property tax expense of approximately $2.1 million. However, this favorable variance was mostly offset by higher recoverable tenant-requested services (i.e., billback expenses) of approximately $0.5 million, higher recoverable repair and maintenance costs of approximately $0.5 million, and an additional increase in recoverable utility, landscaping, and janitorial costs totaling approximately $0.8 million. Approximately $0.5 million of the increases in recoverable property operating costs mentioned above are attributable to the addition of the One and Two Meridian Crossings Buildings in October 2010 as well as the addition of the Suwanee Gateway One Building in Suwanee, Georgia, which we acquired in September 2010.

Depreciation expense increased approximately $1.3 million for the three months ended March 31, 2011 compared to the same period in the prior year. The increase in depreciation is partially due to an adjustment to accelerate depreciation expense on tenant improvements in the current period related to lease terminations at various properties of approximately $0.6 million. The remainder of the increase was due to the acquisition of the Suwanee Gateway Building and the One and Two Meridian Crossing Buildings in the second half of 2010, as well as an increase in tenant improvements placed in service subsequent to March 31, 2010 at various buildings within the portfolio.

Amortization expense increased approximately $0.7 million for the three months ended March 31, 2011 compared to the same period in the prior year. The increase primarily relates to approximately $1.3 million of adjustments to accelerate amortization expense on certain lease intangible assets related to various lease terminations at certain of our buildings. The increase was also partially attributable to an increase in amortization related to new deferred lease acquisition costs associated with the acquisition or renewal of tenants’ leases subsequent to March 31, 2010 of approximately $0.4 million, which are amortized over the life of the respective leases. However, these increases were offset by lower amortization expense of approximately $1.0 million recognized for lease intangible assets arising from initial purchase price allocations in accordance with GAAP that fully amortized subsequent to March 31, 2010.

General and administrative expenses increased approximately $0.2 million for the quarter ended March 31, 2011 compared to the same period in the prior year. The increase is primary attributable to higher employee salary and benefit costs of approximately $0.5 million, primarily due to the new stock performance component of the 2010 Long Term Incentive Compensation Plan which effects long-term incentive compensation grants for officers and resulted in earlier recognition of expense as compared to the prior year. Additionally, we incurred higher legal fees related to our defense of ongoing litigation during the current period of approximately $0.3 million. These increases were partially offset by higher transfer agent expenses in the prior period associated with our recapitalization, listing of our shares on the New York Stock Exchange, and related investor support expenses of approximately $0.6 million.

Other Income (Expense)

Interest expense decreased approximately $1.9 million for the three months ended March 31, 2011 compared to the same period in the prior year because we extended the $250 Million Term Loan in June 2010, and entered into new interest rate swap agreements with four counterparties to effectively fix the interest rate on the loan at 2.36%, as compared to 4.97% in the prior period. The decrease is also attributable to lower net borrowings on our $500 Unsecured Facility in the current period.

Interest and other income increased approximately $2.5 million for the three months ended March 31, 2011 compared to the same period in the prior year. The variance is due to the recognition, upon consolidation of the 500 W. Monroe Building, of previously deferred property operating income in the current period.

Equity in income of unconsolidated joint ventures decreased approximately $0.5 million for the three months ended March 31, 2011 compared to the same period in the prior year. The decrease was a result of tenants vacating space at the 47300 Kato Road Building in Fremont, California in May 2010 and the Two Park Center Building located in Hoffman Estate, Illinois in January 2011. We expect equity in income of unconsolidated joint ventures to fluctuate based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

The $1.9 million gain on the consolidation of our VIE in the current period is attributable to recording the estimated fair value of the net assets associated with taking ownership of the 500 W. Monroe Building through foreclosure.

Income from continuing operations per share on a fully diluted basis increased from a $0.18 for the three months ended March 31, 2010 to $0.20 for the three months ended March 31, 2011 primarily due to lower interest expense and the recognition of deferred income upon consolidation of the 500 W. Monroe Building, as well as a non-recurring, non-cash gain of approximately $1.9 million recognized upon such consolidation of the VIE containing the 500 W. Monroe Building and 500 W. Monroe Loans. These increases were partially offset by lower tenant reimbursements.

Discontinued Operations

In accordance with GAAP, we have classified the operations of the 111 Sylvan Avenue Building in Englewood Cliffs, New Jersey, as discontinued operations for all periods presented. Income from discontinued operations was approximately $1.2 million for the three months ended March 31, 2010. There was no activity in the current period as the property was sold in December 2010. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Funds From Operations (“FFO”), Core FFO, and Adjusted Funds from Operations (“AFFO”)

Net income calculated in accordance with GAAP is the starting point for calculating FFO, Core FFO, and AFFO, which are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, Core FFO, and AFFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

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

We calculate Core FFO as FFO (calculated as set forth above) less impairment charges, acquisition costs, and significant nonrecurring items (including our proportionate share of any impairment charges, acquisition costs, or significant nonrecurring items recognized during the period related to investments in unconsolidated joint ventures). During the three months ended March 31, 2011, we reduced FFO for the nonrecurring $1.9 million gain on consolidation of the VIE containing the 500 W. Monroe Building and 500 W. Monroe Loans to arrive at Core FFO.

For the three months ended March 31, 2011 and 2010, we calculated AFFO as Core FFO (calculated as set forth above) exclusive of the net effects of: (i) amortization associated with deferred financing costs; (ii) depreciation on non-income-producing real estate assets; (iii) straight-line lease revenue/expense; (iv) amortization of above and below-market lease intangibles; (v) stock-based and other non-cash compensation expense; (vi) amortization of mezzanine discount income; (vii) acquisition costs, and (viii) non-incremental capital expenditures (as defined below). Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended March 31
	2011	Per Share(1)	2010	Per Share(1)
Net income attributable to Piedmont	$33,967	$.20	$31,460	$.19
Depreciation of real assets (2)	27,154	.15	26,250	.16
Amortization of lease-related costs (2)	12,106	.07	11,488	.07
Gain on consolidation of VIE	(1,920)	(.01)	—	—

Funds From Operations	$71,307	$.41	$69,198	$.42

Adjustment:
Acquisition costs	(26)	—	—	—

Core Funds From Operations	$71,281	$.41	$69,198	$.42

Deferred financing cost amortization	607	—	696	—
Depreciation of non real estate assets	170	—	178	—
Straight-line effects of lease expense (2)	2,237	.01	1,073	.01
Stock-based and other non-cash compensation	968	.01	653	—
Net effect of amortization of below-market in-place lease intangibles (2)	(1,362)	(.01)	(1,426)	(.01)
Income from amortization of discount on purchase of mezzanine loans	(484)	—	(668)	—
Acquisition costs	26	—	—	—
Non-incremental capital expenditures (3)	(21,469)	(.12)	(9,413)	(.06)

Adjusted Funds From Operations	$51,974	$.30	$60,291	$.36

Weighted-average shares outstanding – diluted	172,955		165,200

(1)	Based on weighted average shares outstanding – diluted.
(2)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.
(3)

Represents capital expenditures of a recurring nature related to tenant improvements and leasing commissions that do not incrementally enhance the underlying assets’ income generating capacity. First generation tenant improvements and leasing commissions are excluded from this measure.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We perform non-customary services for tenants of buildings that we own, including real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. POH recorded operations for the three months ended March 31, 2011, and we recorded a provision of approximately $3,000 for federal and state income taxes in our accompanying consolidated financial statements.

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

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income attributable to us.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to us. We have determined that there has been no impairment in the carrying value of real estate assets owned by us or any unconsolidated joint ventures as of March 31, 2011.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. The test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of March 31, 2011.

Investment in Variable Interest Entities

VIEs are defined by GAAP as entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, absorbs the majority of the entity’s expected losses, or receives a majority of the entity’s expected residual returns. Generally, expected losses and expected residual returns are the anticipated negative and positive variability, respectively, in the fair value of the VIE’s net assets. When we make an investment, we assess whether the investment represents a variable interest in a VIE and, if so, whether we are the primary beneficiary of the VIE. Incorrect assumptions or assessments may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest.

Interest Rate Swap Agreement

When we enter into an interest rate swap agreement to hedge our exposure to changing interest rates on our variable rate debt instruments, we record all derivatives on the balance sheet at fair value as required by GAAP. We reassess the effectiveness of our derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of derivatives designated as cash flow hedges are recorded in OCI, and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment are recorded as gain/(loss) on interest rate swap in the consolidated statements of operations in the current period. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are recorded as interest expense in the consolidated statements of operations as incurred. Currently, we do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as cash flow hedges.

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

Contractual Obligations

Our contractual obligations as of March 31, 2011 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$1,602,525	(3)	$450,000	$165,000	$680,000	$307,525
Operating lease obligations(2)	79,095		664	2,249	1,500	74,682

Total	$1,681,620		$450,664	$167,249	$681,500	$382,207

(1)

Amounts include principal payments only. We made interest payments, including payments under our interest rate swaps, of approximately $15.9 million during the three months ended March 31, 2011, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

(2)

Three properties (the River Corporate Center Building in Tempe, Arizona; the 8700 South Price Road Building in Tempe, Arizona; and the 2001 NW 64th Street Building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of March 31, 2011 are presented above.

(3)

Amounts do not include the discounts recorded as a result of adjusting the 500 W. Monroe Loans to estimated fair market value upon assumption in accordance with GAAP on March 31, 2011. These discounts will be amortized over the remaining life of the loans. Refer to Note 5 to our consolidated financial statements for further explanation.

In addition to the amounts disclosed in the table above, we anticipate funding approximately $131.4 million in unrecorded contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, much of which we estimate may be required to be funded over the next five years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to us.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 9 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements;

•	Contingencies Related to Tenant Audits;

•	Letters of Credit; and

•	Assertion of Legal Action.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our $500 Million Unsecured Facility, our $250 Million Unsecured Term Loan, and under the debt assumed in conjunction with the foreclosure of the 500 W. Monroe Building. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, a significant portion of our debt is based on fixed interest rates to hedge against instability in the credit markets, and we have effectively fixed the interest rate on our $250 Million Unsecured Term Loan through interest rate swap agreements. Additionally, we put LIBOR interest rate caps in place on the debt assumed as part of the 500 W. Monroe Building to limit our exposure to potential increases in LIBOR during the term of the loans.

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of March 31, 2011 was approximately $1.6 billion. See Notes 5 and 8 of our accompanying consolidated financial statements for further detail.

As of March 31, 2011, substantially all of our outstanding debt is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt has an average effective interest rate of approximately 4.96% per annum with expirations ranging from 2011 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.

As of March 31, 2011, we had $15.0 million outstanding on our $500 Million Unsecured Facility, which is the only debt facility subject to uncapped, variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the company’s discretion. This draw was subject to the prime rate of 3.25% as of March 31, 2011. The $140.0 million and $45.0 million indebtedness assumed upon consolidation of the 500 W. Monroe Building are subject to a stated rate of LIBOR (0.255% for the accrual period in effect as of March 31, 2011) plus 1.008% and 1.45%, respectively. In both instances, the LIBOR rate is capped at 1.0%, limiting our exposure to potential increases to LIBOR. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that the allegations contained in the complaint are without merit, and as such, have determined that the risk of material loss associated with this lawsuit is remote. Further, we will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, our assessment of the ultimate potential financial impact of the case notwithstanding, the risk of financial loss does exist, as with any litigation.

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

On June 10, 2009, the plaintiffs filed a motion for class certification. The court granted the plaintiffs’ motion for class certification on March 10, 2010. Defendants sought and received permission from the Eleventh Circuit Court of Appeals to appeal the class certification order on an interlocutory basis. On April 11, 2011, the Eleventh Circuit Court of Appeals invalidated the district court’s order certifying a class and remanded the case to the district court for further proceedings.

We believe that the allegations contained in the complaint are without merit, and as such, have determined that the risk of material loss associated with this lawsuit is remote. Further, we will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, our assessment of the ultimate potential financial impact of the case notwithstanding, the risk of financial loss does exist, as with any litigation.

ITEM 1A.	RISK FACTORS

There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter 2011.

(b)	Not applicable.

(c)

During the quarter ended March 31, 2011, Piedmont’s transfer agent repurchased shares of its Class A common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the “DRP”), as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)(1)
January 1, 2011 to January 31, 2011	—	$—	—	$—
February 1, 2011 to February 28, 2011	—	$—	—	$—
March 1, 2011 to March 31, 2011	46	$19.16	—	$—	(1)

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

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter 2011 Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated: May 5, 2011	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

TO

FIRST QUARTER 2011

FORM 10-Q

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
3.1	Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 16, 2010)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current Report on Form 8-K filed on January 22, 2010)

10.1	Loan Agreement dated as of July 11, 2007 by and between Broadway 500 West Monroe Fee LLC (now known as Piedmont 500 West Monroe Fee LLC) (“Mortgage Borrower”) and Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to Wells Fargo Bank, N.A., as Trustee, for the Certificate holders of Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates Trust, Series 2007-XLF9) (“Mortgage Lender”)

10.2	Promissory Note dated as of July 11, 2007 by and between Mortgage Borrower and Mortgage Lender

10.3	First Omnibus Amendment to Loan Agreement and Other Loan Documents (Mortgage Loan) dated as of August 15, 2007, by and among Mortgage Borrower and Mortgage Lender

10.4	Amended and Restated Promissory Note dated as of August 15, 2007, by and among Mortgage Borrower and Mortgage Lender

10.5	Mezzanine A Loan Agreement dated as of July 11, 2007, by and between Broadway 500 West Monroe Mezz I LLC (now known as Piedmont 500 West Monroe Mezz I LLC) (“Mezzanine Borrower”) and Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to 500 W Monroe Mezz I-B, LLC and Deutsche Genossenschafts-Hypothekenbank AG) (“Mezzanine Lender”)

10.6	Promissory Note (Mezzanine A Loan) dated as of July 11, 2007, by and between Mezzanine Borrower and Mezzanine Lender

10.7	First Omnibus Amendment to Loan Agreement and Other Loan Documents (Mezzanine A Loan), dated August 15, 2007, by and between Mezzanine Borrower and Mezzanine Lender

10.8	Amended and Restated Promissory Note (Mezzanine A Loan), dated August 15, 2007, by and between Mezzanine Borrower and Mezzanine Lender

10.9	Second Omnibus Amendment to Loan Agreement and Other Loan Documents (Mezzanine A Loan), dated as of February 26, 2008, by and between Mezzanine Borrower and Mezzanine Lender

10.10	Second Amended and Restated Promissory Note (Mezzanine A Loan), by and between Mezzanine Borrower and Mezzanine Lender

10.11	Mezzanine A Loan Participation Agreement, dated as of February 26, 2008, by and between Mezzanine Lender, Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to Deutsche Genossenschafts-Hypothekenbank AG), as Participation A Holder, Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to 500 W Monroe Mezz I-B, LLC), as Participation B Holder, and LaSalle Bank National Association, as Custodian

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Donald A. Miller, CFA, Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert E. Bowers, Principal Financial Officer of the Company

32.1	Certification required by Rule 13a-14(b)/15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, executed by Donald A. Miller, CFA, Chief Executive Officer and President of the Company

32.2	Certification required by Rule 13a-14(b)/15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, executed by Robert E. Bowers, Chief Financial Officer and Executive Vice-President of the Company