Form 10-Q/A
period 2011-03-31
Piedmont Office Realty Trust, Inc.
filed 2011-06-01
CIK 1042776

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

Class A Common Stock 172,749,781 shares

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Piedmont Office Realty Trust, Inc.’s (the “Registrant’s”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrant’s Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 5, 2011, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

EXHIBIT INDEX

TO

FIRST QUARTER 2011

FORM 10-Q

OF

PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document

3.1	Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 16, 2010) *

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current Report on Form 8-K filed on January 22, 2010) *

10.1	Loan Agreement dated as of July 11, 2007 by and between Broadway 500 West Monroe Fee LLC (now known as Piedmont 500 West Monroe Fee LLC) (“Mortgage Borrower”) and Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to Wells Fargo Bank, N.A., as Trustee, for the Certificate holders of Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates Trust, Series 2007-XLF9) (“Mortgage Lender”) *

10.2	Promissory Note dated as of July 11, 2007 by and between Mortgage Borrower and Mortgage Lender *

10.3	First Omnibus Amendment to Loan Agreement and Other Loan Documents (Mortgage Loan) dated as of August 15, 2007, by and among Mortgage Borrower and Mortgage Lender *

10.4	Amended and Restated Promissory Note dated as of August 15, 2007, by and among Mortgage Borrower and Mortgage Lender *

10.5	Mezzanine A Loan Agreement dated as of July 11, 2007, by and between Broadway 500 West Monroe Mezz I LLC (now known as Piedmont 500 West Monroe Mezz I LLC) (“Mezzanine Borrower”) and Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to 500 W Monroe Mezz I-B, LLC and Deutsche Genossenschafts-Hypothekenbank AG) (“Mezzanine Lender”) *

10.6	Promissory Note (Mezzanine A Loan) dated as of July 11, 2007, by and between Mezzanine Borrower and Mezzanine Lender *

10.7	First Omnibus Amendment to Loan Agreement and Other Loan Documents (Mezzanine A Loan), dated August 15, 2007, by and between Mezzanine Borrower and Mezzanine Lender *

10.8	Amended and Restated Promissory Note (Mezzanine A Loan), dated August 15, 2007, by and between Mezzanine Borrower and Mezzanine Lender *

10.9	Second Omnibus Amendment to Loan Agreement and Other Loan Documents (Mezzanine A Loan), dated as of February 26, 2008, by and between Mezzanine Borrower and Mezzanine Lender *

10.10	Second Amended and Restated Promissory Note (Mezzanine A Loan), by and between Mezzanine Borrower and Mezzanine Lender *

10.11	Mezzanine A Loan Participation Agreement, dated as of February 26, 2008, by and between Mezzanine Lender, Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to Deutsche Genossenschafts-Hypothekenbank AG), as Participation A Holder, Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to 500 W Monroe Mezz I-B, LLC), as Participation B Holder, and LaSalle Bank National Association, as Custodian *

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Donald A. Miller, CFA, Principal Executive Officer of the Company *

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert E. Bowers, Principal Financial Officer of the Company *

32.1	Certification required by Rule 13a-14(b)/15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, executed by Donald A. Miller, CFA, Chief Executive Officer and President of the Company *

32.2	Certification required by Rule 13a-14(b)/15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, executed by Robert E. Bowers, Chief Financial Officer and Executive Vice-President of the Company *

101.INS	XBRL Instance Document. **

Exhibit Number	Description of Document

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011
**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated: June 1, 2011	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)