Form 10-Q
period 2011-06-30
Piedmont Office Realty Trust, Inc.
filed 2011-08-09
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Transition Period From                      To
Commission file number 001-34626
PIEDMONT OFFICE REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
only class of common stock, as of August 8, 2011:
172,826,725 shares

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
The information presented in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with U.S. generally accepted accounting principles.
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2010. Piedmont’s results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$689,611	$643,302
Buildings and improvements, less accumulated depreciation of $789,718 and $741,723 as of June 30, 2011 and December 31, 2010, respectively	3,086,628	2,930,026
Intangible lease assets, less accumulated amortization of $136,180 and $145,742 as of June 30, 2011 and December 31, 2010, respectively	89,002	74,028
Construction in progress	15,298	11,152
Real estate assets held for sale, net	19,100	18,320
Total real estate assets	3,899,639	3,676,828
Investments in unconsolidated joint ventures	41,271	42,018
Cash and cash equivalents	21,404	56,718
Tenant receivables, net of allowance for doubtful accounts of $921 and $1,298 as of June 30, 2011 and December 31, 2010, respectively	138,451	133,930
Notes receivable	—	61,144
Due from unconsolidated joint ventures	537	1,158
Restricted cash and escrows	32,309	12,475
Prepaid expenses and other assets	14,577	11,249
Goodwill	180,097	180,097
Deferred financing costs, less accumulated amortization of $10,856 and $11,893 as of June 30, 2011 and December 31, 2010, respectively	4,396	5,306
Deferred lease costs, less accumulated amortization of $137,378 and $136,923 as of June 30, 2011 and December 31, 2010, respectively	227,073	192,168
Other assets held for sale	452	389
Total assets	$4,560,206	$4,373,480
Liabilities:
Line of credit and notes payable	$1,637,054	$1,402,525
Accounts payable, accrued expenses, and accrued capital expenditures	126,111	112,648
Deferred income	32,161	35,203
Intangible lease liabilities, less accumulated amortization of $88,444 and $84,308 as of June 30, 2011 and December 31, 2010, respectively	43,657	48,959
Interest rate swap	—	691
Total liabilities	1,838,983	1,600,026
Commitments and Contingencies
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2011 or December 31, 2010	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2011 or December 31, 2010	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 172,826,725 and 172,658,489 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively (Note 12 )	1,728	1,727
Additional paid-in capital	3,662,522	3,661,308
Cumulative distributions in excess of earnings	(948,956)	(895,122)
Other comprehensive loss	(44)	(691)
Piedmont stockholders’ equity	2,715,250	2,767,222
Noncontrolling interest	5,973	6,232
Total stockholders’ equity	2,721,223	2,773,454
Total liabilities and stockholders’ equity	$4,560,206	$4,373,480

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$112,834	$110,049	$222,291	$219,886
Tenant reimbursements	36,000	33,034	68,344	67,811
Property management fee revenue	363	705	1,193	1,458
Other rental income	1,347	479	4,751	975
	150,544	144,267	296,579	290,130
Expenses:
Property operating costs	58,740	55,288	113,387	110,414
Depreciation	27,723	25,369	54,639	50,849
Amortization	15,821	10,913	27,872	22,246
General and administrative	7,697	7,948	14,522	14,568
	109,981	99,518	210,420	198,077
Real estate operating income	40,563	44,749	86,159	92,053
Other income (expense):
Interest expense	(19,313)	(18,933)	(36,487)	(38,024)
Interest and other (expense)/income	(253)	1,036	3,206	2,005
Equity in income of unconsolidated joint ventures	338	647	547	1,384
(Loss)/gain on consolidation of variable interest entity	(388)	—	1,532	—
	(19,616)	(17,250)	(31,202)	(34,635)
Income from continuing operations	20,947	27,499	54,957	57,418
Discontinued operations:
Operating income	201	1,849	280	3,516
Impairment loss	—	(9,587)	—	(9,587)
Income/(loss) from discontinued operations	201	(7,738)	280	(6,071)
Net income	21,148	19,761	55,237	51,347
Less: Net income attributable to noncontrolling interest	(121)	(125)	(243)	(251)
Net income attributable to Piedmont	$21,027	$19,636	$54,994	$51,096
Per share information – basic and diluted:
Income from continuing operations	$0.12	$0.16	$0.32	$0.34
Income/(loss) from discontinued operations	—	(0.05)	—	(0.04)
Income attributable to noncontrolling interest	—	—	—	—
Net income available to common stockholders	$0.12	$0.11	$0.32	$0.30
Weighted-average common shares outstanding – basic	172,780,207	172,595,439	172,719,684	168,814,961
Weighted-average common shares outstanding – diluted	172,985,847	172,718,117	172,908,135	168,911,892
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock (1)		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2009	158,917	$1,589	$3,477,168	$(798,561)	$(75,164)	$(3,866)	$5,716	$2,606,882
Net proceeds from issuance of common stock	13,800	138	184,266	—	—	—	—	184,404
Redemption of fractional shares of common stock	(200)	(2)	(2,900)	—	—	—	—	(2,902)
Change in redeemable common stock outstanding	—	—	—	—	75,164	—	—	75,164
Dividends to common stockholders ($1.26 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(33)	(216,940)	—	—	(15)	(216,988)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	141	2	2,807	—	—	—	—	2,809
Net income attributable to noncontrolling interest	—	—	—	—	—	—	531	531
Components of comprehensive income:
Net income	—	—	—	120,379	—	—	—	120,379
Net change in interest rate swap	—	—	—	—	—	3,175	—	3,175
Comprehensive income								123,554
Balance, December 31, 2010	172,658	1,727	3,661,308	(895,122)	—	(691)	6,232	2,773,454
Offering costs associated with issuance of common stock	—	—	(479)	—	—	—	—	(479)
Dividends to common stockholders ($0.63 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(84)	(108,828)	—	—	(502)	(109,414)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	169	1	1,777	—	—	—	—	1,778
Net income attributable to noncontrolling interest	—	—	—	—	—	—	243	243
Components of comprehensive income:
Net income	—	—	—	54,994	—	—	—	54,994
Net change in interest rate derivatives	—	—	—	—	—	647	—	647
Comprehensive income	—	—	—	—	—	—	—	55,641
Balance, June 30, 2011	172,827	$1,728	$3,662,522	$(948,956)	$—	$(44)	$5,973	$2,721,223

(1)	See Note 12 for further detail regarding Piedmont's conversion of Common Stock.
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$55,237	$51,347
Operating distributions received from unconsolidated joint ventures	1,753	2,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,769	51,794
Amortization of deferred financing costs and fair market value adjustments on notes payable	2,687	1,393
Other amortization	27,349	21,849
Impairment loss	—	9,587
Accretion of notes receivable discount	(482)	(1,360)
Stock compensation expense	1,864	1,364
Equity in income of unconsolidated joint ventures	(547)	(1,384)
Gain on consolidation of variable interest entity	(1,532)	—
Changes in assets and liabilities:
(Increase)/decrease in tenant receivables, net	(3,667)	545
Increase in restricted cash and escrows	(3,354)	(4,820)
Increase in prepaid expenses and other assets	(5,381)	(5,879)
(Decrease)/increase in accounts payable and accrued expenses	(5,866)	9,570
Decrease in deferred income	(7,603)	(590)
Net cash provided by operating activities	115,227	135,700
Cash Flows from Investing Activities:
Investments in real estate assets	(76,121)	(18,708)
Cash assumed upon consolidation of variable interest entity	5,063	—
Net sales proceeds received from unconsolidated joint ventures	321	—
Investments in unconsolidated joint ventures	(158)	(8)
Deferred lease costs paid	(20,149)	(6,202)
Net cash used in investing activities	(91,044)	(24,918)
Cash Flows from Financing Activities:
Deferred financing costs paid	(83)	(654)
Proceeds from line of credit and notes payable	349,000	—
Repayments of line of credit and notes payable	(299,000)	(114,000)
Net proceeds from issuance of common stock	—	186,026
Redemption of fractional shares of common stock	—	(2,918)
Dividends paid and discount on dividend reinvestments	(109,414)	(108,174)
Net cash used in financing activities	(59,497)	(39,720)
Net (decrease)/increase in cash and cash equivalents	(35,314)	71,062
Cash and cash equivalents, beginning of period	56,718	10,004
Cash and cash equivalents, end of period	$21,404	$81,066
Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued offering costs	$479	$1,608
Accrued capital expenditures and deferred lease costs	$2,111	$720
Net assets assumed upon consolidation of variable interest entity, net of notes receivable previously recorded	$188,283	$—
Liabilities assumed upon consolidation of variable interest entity	$191,814	$—
Redeemable common stock	$—	$75,164
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

1.Organization
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
As of June 30, 2011, Piedmont owned interests in 79 office properties, plus six buildings owned through unconsolidated joint ventures and two industrial buildings. Our 79 office properties are located in 19 metropolitan areas across the United States. These office properties comprise approximately 21.8 million square feet of primarily Class A commercial office space, and were approximately 86.5% leased as of June 30, 2011.

2.Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results and certain prior period amounts have been reclassified to conform to the current period financial statement presentation, specifically relating to (i) the required presentation of income from discontinued operations for the 111 Sylvan Avenue Building (sold in December 2010) and Eastpointe Corporate Center (under contract as of June 30, 2011 and sold in July 2011), (ii) the disclosure of Restricted cash and escrows, which was formerly a component of Prepaid expenses and other assets, and (iii) the reclassification of Class A and Class B common shares as Common Stock (see Note 12 for further detail). Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity of which Piedmont or any of its wholly-owned subsidiaries is considered the primary beneficiary, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued an update related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASC 820”) which converges GAAP and International Financial Reporting Standards ("IFRS") definition of “fair value”, the requirements for measuring amounts at fair value, and disclosures about these measurements.  The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The adoption of this update to ASC 820 is effective for Piedmont beginning with its first quarter 2012 interim financial statements and is not expected to have a material impact on Piedmont's consolidated financial statements or disclosures.

In June 2011, the FASB issued a new requirement related to the presentation of Comprehensive Income ("ASC 220") intended to converge how other comprehensive income ("OCI") is presented under GAAP and IFRS. ASC 220 gives an entity the option to present OCI information in either a single continuous statement of comprehensive income or in two separate but consecutive statements, but eliminates the presentation of OCI in the statement of stockholders' equity. The adoption of ASC 220 is effective for Piedmont beginning with its first quarter 2012 interim financial statements and, as the requirement pertains to disclosure only, is not expected to have a material impact on Piedmont's consolidated financial statements.

3.Acquisitions
During the six months ended June 30, 2011, Piedmont purchased the 1200 Enclave Parkway Building in Houston, Texas, the Dupree Building in Atlanta, Georgia, and the Medici Building, also in Atlanta, Georgia. In addition, Piedmont also acquired the 500 W. Monroe Building located in downtown Chicago, Illinois through a foreclosure sale related to certain notes receivable previously held by Piedmont (see Note 4 for a more complete description of this transaction). No additional purchase consideration was required to acquire the 500 W. Monroe Building interests. Piedmont funded the acquisition of the 1200 Enclave Parkway Building, the Dupree Building, and the Medici Building principally with proceeds from its $500 Million Unsecured Facility and cash on hand.

Property	Metropolitan Statistical Area	Acquisition Date	Number of Buildings	Rentable Square Feet	Percentage Occupied as of Acquisition Date	Acquisition Price (in millions)
1200 Enclave Parkway Building	Houston, TX	March 30, 2011	1	149,654	18%	$18.5
The Dupree Building	Atlanta, GA	April 29, 2011	1	137,818	83%	$20.5
The Medici Building	Atlanta, GA	June 7, 2011	1	152,221	22%	$13.2
500 W. Monroe Building	Chicago, IL	March 31, 2011	1	962,361	67%	$227.5	(1)

(1)	Represents the estimated fair value of real estate assets acquired as recorded in Piedmont’s accompanying consolidated balance sheet as of the acquisition date.

4.Notes Receivable
Notes receivable as of December 31, 2010 consisted solely of Piedmont’s two investments in mezzanine debt, both of which were secured by pledges of equity interests in the ownership of the 500 W. Monroe Building.
During the year ended December 31, 2010, one of the two notes matured but was not repaid and was therefore declared to be in maturity default. Piedmont initiated foreclosure proceedings and on March 31, 2011, Piedmont was the successful bidder at a UCC foreclosure sale allowing Piedmont to obtain control of the property, resulting in the extinguishment of other third-party loans that were subordinate to the secured position upon which Piedmont foreclosed.
As a result of obtaining control of the property, Piedmont is now considered the primary beneficiary of the variable interest entity (“VIE”) containing the 500 W. Monroe Building, subject to a $140.0 million first mortgage loan secured by the building, and a $45.0 million mezzanine loan collateralized by an equity ownership interest in the borrower under the mezzanine loan. (See Note 5 for information regarding the $140.0 million first mortgage loan and $45.0 million mezzanine loan.) As such, Piedmont recorded the fair value of all of the assets and liabilities associated with the 500 W. Monroe Building, the remaining outstanding debt payable to third party lenders, and the interest rate cap agreements associated with the assumed debt in its consolidated financial statements in March 2011. The consolidation of the VIE resulted in an approximate $1.5 million non-cash gain which is reflected in Piedmont’s results of operations for the six months ended June 30, 2011. Additionally, Piedmont recognized approximately $2.6 million in other income during the six months ended June 30, 2011 related to cash representing the building’s operating cash flow during the period between the original default date in August 2010, and the consummation of the foreclosure process on March 31, 2011. Such income had been deferred due to the ownership uncertainties associated with the legal actions.

5.Line of Credit and Notes Payable
During the three months ended June 30, 2011, Piedmont repaid the $250 Million Unsecured Term Loan using proceeds from its $500 Million Unsecured Facility. In addition, effective May 18, 2011, Piedmont exercised its extension option on the maturity date of the $500 Million Unsecured Facility for one year to August 30, 2012 pending payment of a 15 basis point extension fee. Finally, effective August 9, 2011, Piedmont exercised its extension options to extend the maturity dates of the 500 W. Monroe Mortgage Loan and the 500 W. Monroe Mezzanine 1-A Loan Participation to August 9, 2012.
Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements related to Piedmont’s $250 Million Unsecured Term Loan, totaling approximately $17.4 million and $18.2 million for the three months ended June 30, 2011 and 2010, respectively, and $33.3 million and $36.2 million for the six months ended June 30, 2011 and 2010, respectively.
See Note 8 below for a description of Piedmont’s estimated fair value of debt as of June 30, 2011.
The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2011 and December 31, 2010 (in thousands):

Facility	Property	Rate(1)		Maturity	Amount Outstanding as of
					June 30, 2011	December 31, 2010
Secured
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%		6/1/2012	$45,000	$45,000
35 West Wacker Building Mortgage Note	35 West Wacker Drive	5.10%		1/1/2014	120,000	120,000
Aon Center Chicago Mortgage Note	Aon Center	4.87%		5/1/2014	200,000	200,000
Aon Center Chicago Mortgage Note	Aon Center	5.70%		5/1/2014	25,000	25,000
Secured Pooled Facility	Nine Property Collateralized Pool (2)	4.84%		6/7/2014	350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015	105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool (3)	5.50%		4/1/2016	125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016	42,525	42,525
WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017	140,000	140,000
500 W. Monroe Mortgage Loan	500 W. Monroe	LIBOR + 1.008%	(4) (6)	8/9/2012	139,868	—
500 W. Monroe Mezzanine I Loan- A Participation	500 W. Monroe	LIBOR + 1.45%	(5) (6)	8/9/2012	44,661	—
Subtotal/Weighted Average (7)		4.95%			1,337,054	1,152,525
Unsecured
$250 Million Unsecured Term Loan	$250 Million Term Loan	LIBOR + 1.50%		6/28/2011	—	250,000
$500 Million Unsecured Facility	$500 Million Revolving Facility	0.67%	(8)	8/30/2012	300,000	—
Subtotal/Weighted Average (7)		0.67%			300,000	250,000
Total/ Weighted Average (7)		4.17%			$1,637,054	$1,402,525

(1)	All of Piedmont’s outstanding debt as of June 30, 2011 and December 31, 2010 is interest-only debt.

(2)
Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(3)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(4)
Including the amortization of a $0.4 million discount associated with recording the debt at estimated fair market value upon the consolidation of the 500 W. Monroe Building, the interest rate is effectively LIBOR + 2%. This discount is being amortized to interest expense over the contractual term of the debt (as of the date the debt was assumed) ending on August 9, 2011.

(5)
Including the amortization of a $1.0 million discount associated with recording the debt at estimated fair market value upon the consolidation of the 500 W. Monroe Building, the interest rate is effectively LIBOR + 8%. This discount is being amortized to interest expense over the contractual term of the debt (as of the date the debt was assumed) ending on August 9, 2011.

(6)	Subject to interest rate cap agreements, which limit Piedmont’s exposure to potential increases in the LIBOR rate to 1%.

(7)	Weighted average is based on contractual balance outstanding and effective interest rate at June 30, 2011.

(8)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (0.475% as of June 30, 2011) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of June 30, 2011 consisted of several LIBOR draws at 0.19% (subject to the additional spread mentioned above).

6.Derivative Instruments
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
During the six months ended June 30, 2011, Piedmont used interest rate swap agreements to hedge the variable cash flows associated with its $250 Million Unsecured Term Loan that matured on June 28, 2011. Additionally, two interest rate cap agreements were used to hedge the variable cash flows associated with the 500 W. Monroe Loans.
A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2011 is as follows:

Interest Rate Derivative	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate cap	$140	8/9/2010	8/15/2011	(1)
Interest rate cap	62	8/9/2010	8/15/2011	(1)
Total	$202

(1)	Mirrors the monthly interest accrual period of the 500 W. Monroe Loans.

All of Piedmont's interest rate derivative agreements are designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The effective portion of Piedmont’s derivative financial instruments (interest rate caps and swaps) that was recorded in the accompanying consolidated statements of income for the three and six months ended June 30, 2011 and 2010, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Amount of loss recognized in OCI on derivative	$23	$375	$204	$846
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(444)	$(1,949)	$(851)	$(3,970)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three and six months ended June 30, 2011 or 2010, respectively.

Piedmont estimates that approximately $44,000 related to its interest rate cap agreements will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months.

The fair value of Piedmont’s interest rate swap agreements designated as hedging instruments under GAAP as of June 30, 2011 and December 31, 2010 was $0 and $0.7 million, respectively, and is presented as “Interest Rate Swap” in the accompanying consolidated balance sheets. The fair value of Piedmont’s interest rate cap agreements designated as hedging instruments under GAAP as of June 30, 2011 was effectively $0.

Please see the accompanying statements of stockholders’ equity for a rollforward of Piedmont’s Other Comprehensive Loss account.
Credit-risk-related Contingent Features
Piedmont had agreements with its interest rate swap agreement counterparties that contained a provision whereby if Piedmont had defaulted on any of its indebtedness, including default where repayment of the indebtedness had not been accelerated by the lender, then Piedmont could have also been declared in default on its derivative obligation. However, as the $250 Million Unsecured Term Loan was repaid in full at maturity, Piedmont has no credit-risk-related contingency related to the interest rate swap agreements as of June 30, 2011.

7.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.
A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of June 30, 2011 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of June 30, 2011	Net Carrying Amount as of December 31, 2010	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$0.2	$0.3
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$1.1	$1.9
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$54.9	N/A
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

Medici Atlanta, LLC	100%	The Medici Building	Consolidated	$13.0	N/A
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Each of the VIEs described above has the sole purpose of holding office buildings and their resulting operations, and are classified in the accompanying consolidated balance sheets in the same manner as Piedmont’s other wholly-owned properties.

8.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, accounts receivable, notes receivable, accounts payable, interest rate swap agreements, interest rate cap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011		As of December 31, 2010
Financial Instrument	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents(1)	$21,404	$21,404	$56,718	$56,718
Tenant receivables, net(1)	$138,606	$138,606	$134,006	$134,006
Accounts payable(1)	$12,039	$12,039	$15,763	$15,763
Interest rate swap agreements	$—	$—	$691	$691
Interest rate cap agreements	$—	$—	N/A	N/A
Line of credit and notes payable	$1,637,054	$1,695,816	$1,402,525	$1,428,255

(1)	For the periods presented, the carrying value approximates estimated fair value.
Piedmont’s interest rate cap agreements discussed in Note 6 above were adjusted and carried at fair value as of June 30, 2011, and Piedmont's interest rate swap agreement also discussed in Note 6 above was adjusted and carried at fair value as of December 31, 2010. The interest rate swap and interest rate cap agreements were classified as “Interest rate swap” liability and as a component of “Prepaid expenses and other assets”, respectively, in the accompanying consolidated balance sheets. The valuation of these derivative instruments, for both types of agreements, was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, as related to the interest rate swap agreements, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. This total expected exposure was then discounted using factors that contemplate the creditworthiness of Piedmont and the counterparties to arrive at a credit charge. This credit charge was then netted against the value of the derivative financial instruments determined using the discounted cash flow analysis described above to arrive at a total estimated fair value of the interest rate swap agreements. As of June 30, 2011 and December 31, 2010, the credit valuation adjustment did not comprise a material portion of the fair values of the derivative financial instruments; therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider either of its derivative financial instruments to be Level 3 liabilities.

9.Commitments and Contingencies
Commitments Under Existing Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. At June 30, 2011, Piedmont anticipates funding approximately $128.9 million in potential obligations for tenant improvements related to its existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next five years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.
Contingencies Related to Tenant Audits/Disputes
Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded additional reserves related to such tenant audits/disputes of approximately $0.1 million and $0 during the three months ended June 30, 2011 and June 30, 2010, respectively, and recorded reserves of approximately $0.1 million and recoveries of approximately $0.1 million during the six months ended June 30, 2011 and June 30, 2010, respectively, as adjustments to tenant reimbursement income.
Letters of Credit
As of June 30, 2011, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Facility:

Amount	Expiration of Letter of Credit (1)
$382,556	February 2012
$14,782,820	February 2012
$3,000,000	December 2011

(1)	These letter of credit agreements automatically renew for consecutive, one-year periods each anniversary, subject to certain limitations.
Assertion of Legal Action
Piedmont is currently party to two separate lawsuits, where one of the lead plaintiffs in each lawsuit is the same stockholder. The first suit was filed in March 2007, and, in general, alleges inadequate disclosures pursuant to the federal securities laws against Piedmont’s officers, directors, and advisors in connection with the transaction to internalize its management function and become a self-managed entity. The suit originally contained thirteen counts; however, twelve of those have subsequently been dismissed. As of the time of this filing, the parties are preparing for trial, but no trial date has been set. Piedmont believes that the allegations contained in the complaint are without merit, and as such, has determined that the risk of material loss associated with this lawsuit is remote. Further, Piedmont will continue to vigorously defend this action. Due to the uncertainties inherent in any litigation process, Piedmont’s assessment of the ultimate potential financial impact of the case notwithstanding, the risk of financial loss does exist.
The second lawsuit was filed in October 2007 and originally alleged four counts, including inadequate disclosures pursuant to the federal securities laws. To date, the court has dismissed two of the four counts in their entirety and has dismissed portions of the remaining two counts. On April 11, 2011, the Eleventh Circuit Court of Appeals invalidated the district court’s order certifying a class and remanded the case to the district court for further proceedings. Piedmont believes that the allegations contained in the complaint are without merit, and as such, has determined that the risk of material loss associated with this lawsuit is remote. Further, Piedmont will continue to vigorously defend this action. Due to the uncertainties inherent in any litigation process, Piedmont’s assessment of the ultimate potential financial impact of the case notwithstanding, the risk of financial loss does exist.
Please refer to Part II. Item 1 “Legal Proceedings” for a complete description of the chronology of the two lawsuits.

10.Discontinued Operations
On April 21, 2011, Piedmont entered into an agreement to sell its office property known as Eastpointe Corporate Center in Issaquah, Washington, with an expected closing of July 1, 2011, and in accordance with GAAP, Piedmont reclassified the building from real estate assets held-for-use to real estate assets held-for-sale on its consolidated balance sheet as of April 21, 2011. As such, Piedmont reclassified the operational results of the property as income from discontinued operations for prior periods to conform with current period presentation. On July 1, 2011, Piedmont closed the sale of the Eastpointe Corporate Center Building.
Additionally in the prior year, Piedmont reclassified the 111 Sylvan Avenue Building, located in Englewood Cliffs, New Jersey, from real estate assets held-for-use (at cost) to real estate assets held-for-sale (at estimated fair value) on its consolidated balance sheet as of May 5, 2010. Piedmont recorded an impairment loss of approximately $9.6 million as a result of adjusting the assets to fair value (less estimated costs to sell) at that time. The fair value measurement used in the evaluation of this non-financial asset was considered to be a Level 1 valuation within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the asset (i.e. the asset was being sold to a third-party purchaser). On December 8, 2010, Piedmont disposed of the 111 Sylvan Avenue Building. Piedmont reclassified the operational results of the property as income from discontinued operations for prior periods to conform with current period presentation.
The details comprising assets held for sale, primarily consisting of the Eastpointe Corporate Center Building, are presented below (in thousands):

	June 30, 2011	December 31, 2010
Real estate assets held for sale, net:
Land	$4,351	$4,351
Building improvements, less accumulated depreciation of $3,163 and $3,033 as of June 30, 2011 and December 31, 2010, respectively	14,749	13,969
Total real estate assets held for sale, net	$19,100	$18,320

Other assets held for sale:
Tenant receivables	$155	$76
Deferred lease costs, less accumulated amortization of $247 and $803 as of June 30, 2011 and December 31, 2010, respectively	297	313
Total other assets held for sale	$452	$389

The details comprising income/(loss) from discontinued operations, including results from the Eastpointe Corporate Center Building and the 111 Sylvan Avenue Building, are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$372	$2,167	$745	$4,437
Tenant reimbursements	157	341	303	645
	529	2,508	1,048	5,082
Expenses:
Property operating costs	279	218	588	461
Depreciation	24	344	130	945
Amortization of deferred leasing costs	24	91	49	144
Impairment loss	—	9,587	—	9,587
General and administrative expenses	—	6	—	16
Other expense	1	—	1	—
	328	10,246	768	11,153
Income/(loss) from discontinued operations	$201	$(7,738)	$280	$(6,071)

11.Stock Based Compensation
A detail of Piedmont’s unvested employee deferred stock awards as of June 30, 2011 is as follows:

Date of grant	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of June 30, 2011
May 6, 2009	135,599	$22.20	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 6, 2010, 2011, and 2012, respectively.	44,689
May 24, 2010	180,423	$18.71	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	108,192
May 24, 2010	46,440	$18.71	Of the shares granted, 33.33% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	35,631
April 5, 2011	142,468	$19.40	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 5, 2012, 2013, and 2014, respectively.	116,520
Total				305,032

(1)	Net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations.

During the three months ended June 30, 2011 and 2010, respectively, Piedmont recognized approximately $2.6 million and $2.1 million of compensation expense and directors' fees related to stock awards, of which $1.5 million and $0.7 million relates to the amortization of nonvested shares, respectively. During the six months ended June 30, 2011 and 2010, Piedmont recognized approximately $3.6 million and $2.7 million, respectively, of compensation expense and directors' fees for the same stock awards of which $2.5 million and $1.4 million, respectively, related to the amortization of nonvested shares. During the six months ended June 30, 2011, 168,237 shares were issued to employees, directors and officers. As of June 30, 2011, approximately $6.6 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately two years.

12.Stockholders' Equity
Effective June 30, 2011, the board of directors of Piedmont approved Articles Supplementary and Articles of Amendment to Piedmont's Third Articles of Amendment and Restatement. Together, the Articles Supplementary and Articles of Amendment (1) reclassified and designated all of Piedmont's authorized but unissued shares of Class B Common Stock as Class A Common Stock and then (2) changed the designation of Piedmont's Class A Common Stock to Common Stock. The Articles Supplementary and Articles of Amendment were each filed with the State Department of Assessments and Taxation of Maryland on June 30, 2011 and were effective upon such filing. As such, Piedmont has effected the reclassification of the authorized and outstanding Class A and B shares to Common Stock for all periods presented.

13.Earnings Per Share
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
The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average common shares – basic	172,780	172,595	172,720	168,815
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	206	123	188	97
Weighted-average common shares – diluted	172,986	172,718	172,908	168,912

14.Subsequent Events
Disposition

On August 1, 2011, Piedmont entered into an agreement to sell its 96.5% ownership interest in 35 West Wacker Drive, an office building located in Chicago, Illinois, at a sales price that values the building at approximately $401 million. The sale is contingent upon satisfactory completion of due diligence and lender approvals and is anticipated to close before year end.

Third Quarter Dividend Declaration

On August 9, 2011, the board of directors of Piedmont declared dividends for the third quarter of 2011 in the amount of $0.3150 per common share outstanding to stockholders of record as of the close of business on September 1, 2011. Such dividends are to be paid on September 22, 2011.

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

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our wholly-owned properties, distributions from our unconsolidated joint ventures, proceeds from property dispositions anticipated to close during the third quarter, and proceeds from our existing $500 Million Unsecured Facility as our primary sources of immediate and long-term liquidity. In addition, potential additional selective dispositions of existing properties and other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base may also provide additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. As of the time of this filing, we had $280.0 million outstanding under our $500 Million Unsecured Facility, primarily as a result of paying off the $250 Million Term Loan during June 2011. As a result, we had approximately $192.8 million under this facility available as of the date of this filing for future borrowing (approximately $27.2 million of capacity is reserved as security for outstanding letters of credit required by various third parties). We anticipate the receipt of significant net sales proceeds during 2011 related to properties currently under contract to be sold.
We estimate that our most immediate uses of capital will be (i) to fund the purchase of identified properties during the third quarter of 2011 and (ii) to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at any of our various properties and (ii) tenant improvement allowances and leasing commissions negotiated as part of executed leases with our tenants. The timing and magnitude of general repair and maintenance projects are subject to our discretion. We anticipate funding approximately $128.9 million in unrecorded contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, the majority of which we estimate may be required to be funded over the next five years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to us. Finally, projected amounts for tenant improvements and leasing commissions related to anticipated re-leasing efforts are expected to remain high over the next three years as several of our large tenants approach their lease expiration dates in 2012 and 2013. The timing and magnitude of these amounts are subject to change as competitive market conditions at the time of lease negotiations dictate.
In addition to the identified properties that we expect to purchase during the third quarter of 2011, we also anticipate that, subject to the identification and availability of attractive properties and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. We also expect to use funds to make scheduled debt service payments and/or debt repayments when such obligations become due. Subsequent to quarter end, we exercised our extension option to extend the maturity date of the $500 Million Unsecured Facility by one year to August 30, 2012 pending payment of a 15 basis point extension fee and exercised our extension options to extend the maturity dates of the 500 W. Monroe Mortgage Loan and the 500 W. Monroe Mezzanine 1-A Loan Participation to August 9, 2012. As such, we have no pending debt maturities until June 2012; however, we may seek new alternative financing from either a third-party lender or the public debt markets in the coming year depending on the timing and volume of our property acquisition and disposition activities.
Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging economic conditions that we have seen over the last three years , the downward pressure on rental rates in many of our markets, the potential for an increase in interest rates, or the possibility for a further downturn in one or more of our larger markets, could adversely impact our operating cash flows. Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, as mentioned above, several large leases at our properties have been renewed in the past year or are scheduled to expire over the next three years, and significant capital may be required to retain these tenants and maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions, and our cash flows. The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities or the selective sale of certain properties,

(ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments and selective acquisitions of new properties, (iv) the timing of significant expenditures for tenant improvements and general property capital improvements, (v) long-term payout ratios for comparable companies, (vi) our ability to continue to access additional sources of capital, including potential sales of our properties and (vii) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash collections and cash receipts. Although we covered the dividend out of operating cash flows in 2010, we project declines in cash flow in 2011 due primarily to increasing capital commitments for new leases, and due to rental rates which have decreased on some of our lease renewals over the past year. As a result, we do not anticipate that we will fully cover our current quarterly dividend rate out of cash flows in 2011 or 2012. Our current cash flow generation is being closely monitored, and we anticipate adjusting the dividend closer to industry payout ratios beginning in 2012.

Results of Operations
Overview
Our income from continuing operations for the six months ended June 30, 2011 decreased as compared to the prior period, primarily due to higher depreciation and amortization expense due mainly to new properties acquired after June 30, 2010, and to a lesser extent higher operating costs for these newly acquired properties. These increases in expense were partially offset by increases in rental revenue and tenant reimbursements related to the new acquisitions, income related to lease terminations and/or restructurings, lower interest expense, and a non-recurring, non-cash gain on consolidation of a variable interest entity (“VIE”) of approximately $1.5 million recognized during the current period.
Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2010
The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2011 and 2010, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2011%		June 30, 2010%		$ Increase (Decrease)
Revenue:
Rental income	$112.8		$110.1		2.7
Tenant reimbursements	36.0		33.0		3.0
Property management fee revenue	0.4		0.7		(0.3)
Other rental income	1.3		0.5		0.8
Total revenues	150.5	100%	144.3	100%	6.2
Expense:
Property operating costs	58.8	39%	55.3	38%	3.5
Depreciation	27.7	18%	25.4	17%	2.3
Amortization	15.8	11%	10.9	8%	4.9
General and administrative expense	7.7	5%	7.9	6%	(0.2)
Real estate operating income	40.5	27%	44.8	31%	(4.3)
Other income (expense):
Interest expense	(19.3)	(13)%	(18.9)	(13)%	(0.4)
Interest and other (expense)/income	(0.2)	—%	1.0	1%	(1.2)
Equity in income of unconsolidated joint ventures	0.3	—%	0.6	—%	(0.3)
Loss on consolidation of VIE	(0.4)	—%	—	—%	(0.4)
Income from continuing operations	$20.9	14%	$27.5	19%	(6.6)

Continuing Operations
Revenue
Rental income increased from approximately $110.1 million for the three months ended June 30, 2010 to approximately $112.8 million for the three months ended June 30, 2011. This variance is due to properties acquired subsequent to June 30, 2010 which account for an approximate $6.4 million increase in rental revenue. However, this increase was largely offset by lower lease rates for leases commencing subsequent to June 30, 2010, as well as a reduction in leased space due to lease terminations at various properties.
Tenant reimbursements increased from approximately $33.0 million for the three months ended June 30, 2010 to approximately $36.0 million for the three months ended June 30, 2011 primarily due to properties acquired subsequent to June 30, 2010. Although property tax reimbursements at our existing properties decreased compared to the prior period due to lower property tax expense, operating expense recoveries offset this decrease in property tax reimbursements, mainly due to an increase in recoverable repair and maintenance costs.
Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings for the three months ended June 30, 2011 of approximately $1.3 million primarily relate to leases at the US Bancorp Center Building and the Crescent Ridge II Building in Minneapolis, Minnesota, as well as the 1225 Eye Street Building in Washington, D.C. Lease terminations and restructurings for the three months ended June 30, 2010 of approximately $0.5 million relate primarily to a lease terminated at the 110 Hidden Lake Circle Building in Duncan, South Carolina. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.
Expense
Property operating costs increased approximately $3.5 million for the three months ended June 30, 2011 compared to the same period in the prior year. The variance is primarily attributable to properties acquired subsequent to June 30, 2010, contributing approximately $4.4 million of the new expense. This increase was partially offset by lower property tax expense of approximately $1.1 million, which was primarily the result of successful appeals of the assessed values at several of our buildings.
Depreciation expense increased approximately $2.3 million for the three months ended June 30, 2011 compared to the same period in the prior year. The variance is attributable to properties acquired subsequent to June 30, 2010, accounting for approximately $1.5 million of the increase. The remainder of the increase is due to depreciation on additional tenant improvements and building expenditures capitalized subsequent to June 30, 2010, partially offset by the write-off of fully depreciated assets on our existing properties.
Amortization expense increased approximately $4.9 million for the three months ended June 30, 2011 compared to the same period in the prior year. The variance is primarily attributable to properties acquired subsequent to June 30, 2010, contributing approximately $6.0 million of the increase. The increase was also partially attributable to an increase in amortization related to new deferred lease acquisition costs associated with the acquisition or renewal of tenant leases subsequent to June 30, 2010 of approximately $0.5 million, which are amortized over the life of the respective leases. However, these increases were offset by lower amortization expense of approximately $1.6 million recognized for lease intangible assets arising from initial purchase price allocations in accordance with GAAP that were fully amortized subsequent to June 30, 2010.
General and administrative expenses decreased approximately $0.2 million for the quarter ended June 30, 2011 compared to the same period in the prior year. The decrease is due to a number of factors, including lower transfer agent expenses and related investor support expenses in the current period subsequent to listing our shares on the New York Stock Exchange in the prior period.
Other Income (Expense)
Interest expense increased approximately $0.4 million for the three months ended June 30, 2011 compared to the same period in the prior year because we recorded the 500 W. Monroe Loans in our consolidated financial statements in March 2011 as part of our becoming the primary beneficiary of the VIE containing the 500 W. Monroe Building, a $140.0 million first mortgage loan secured by the building, and a participation in a mezzanine loan totaling $45.0 million. This increase was partially offset by the reduction of our effective interest rate as a result of entering into an interest rate swap agreement in conjunction with our extension of the $250 Million Term Loan in June 2010, which lowered the rate on the loan from 4.97% to 2.36%.
Interest and other (expense)/income decreased approximately $1.2 million for the three months ended June 30, 2011 compared to the same period in the prior year. Due to our successful bid at a UCC foreclosure sale of the 500 W. Monroe Building located in Chicago, Illinois, we no longer record interest income or mezzanine discount amortization on our former investments in mezzanine debt, both of which were secured by pledges of equity interests in the ownership of the property. Additionally, we incurred higher acquisition costs of approximately $0.7 million in the current period related to costs associated with the acquisition of properties during the current period.
Equity in income of unconsolidated joint ventures decreased approximately $0.3 million for the three months ended June 30, 2011 compared to the same period in the prior year. The decrease is the result of tenants vacating space at the 47300 Kato Road Building in Fremont, California effective in June 2010 and the Two Park Center Building located in Hoffman Estates, Illinois effective in January 2011. These decreases were offset slightly by our proportionate share of the gain recognized on the sale of the 360 Interlocken Building in Broomfield, Colorado, which is the last building held by our investment in Fund IX, X, XI and REIT joint venture. We expect equity in income of unconsolidated joint ventures to fluctuate based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.
During the three months ended June 30, 2011, we reversed approximately $0.4 million of the $1.9 million gain on consolidation of a variable interest entity recognized during the first quarter 2011 as additional information became available during the quarter ended June 30, 2011 which impacted our original estimates of the fair values of assets and liabilities acquired.
Income from continuing operations per share on a fully diluted basis decreased from $0.16 for the three months ended June 30, 2010 to $0.12 for the three months ended June 30, 2011 primarily due to the increase in depreciation and amortization expense associated with properties acquired subsequent to June 30, 2010, and with ongoing leasing and building improvements at our existing properties. Further, we recognized less interest income because we no longer record interest income on our two investments in mezzanine debt as stated above, and we recorded more interest expense as a result of assuming the $185.0 million of loans associated with the 500 W. Monroe Building.
Discontinued Operations
In accordance with GAAP, we have classified the operations of the 111 Sylvan Avenue Building in Englewood Cliffs, New Jersey and the operations of the Eastpointe Corporate Center in Issaquah, Washington as discontinued operations for all periods presented. Income from discontinued operations increased approximately $7.9 million for the three months ended June 30, 2011 compared to the same period in the prior year. There was no activity in the current period at the 111 Sylvan Avenue Building as the property was sold in December 2010; however, there was a $9.6 million impairment charge on the property in the prior period to write the asset down to estimated fair value upon execution of the binding contract to sell the asset. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.
Comparison of the six months ended June 30, 2011 versus the six months ended June 30, 2010
The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2011 and 2010, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2011%		June 30, 2010%		$ Increase (Decrease)
Revenue:
Rental income	$222.3		$219.9		2.4
Tenant reimbursements	68.3		67.8		0.5
Property management fee revenue	1.2		1.4		(0.2)
Other rental income	4.8		1.0		3.8
Total revenues	296.6	100%	290.1	100%	6.5
Expense:
Property operating costs	113.4	39%	110.4	38%	3.0
Depreciation	54.6	18%	50.8	17%	3.8
Amortization	27.9	9%	22.2	8%	5.7
General and administrative expense	14.5	5%	14.6	5%	(0.1)
Real estate operating income	86.2	29%	92.1	32%	(5.9)
Other income (expense):
Interest expense	(36.4)	(12)%	(38.0)	(13)%	1.6
Interest and other income	3.2	1%	2.0	1%	1.2
Equity in income of unconsolidated joint ventures	0.5	—%	1.3	—%	(0.8)
Gain on consolidation of VIE	1.5	1%	—	—%	1.5
Income from continuing operations	$55.0	19%	$57.4	20%	(2.4)

Continuing Operations
Revenue
Rental income increased from approximately $219.9 million for the six months ended June 30, 2010 to approximately $222.3 million for the six months ended June 30, 2011. This variance is due primarily to properties acquired subsequent to June 30, 2010 which account for an approximate $7.7 million increase in rental revenue. However, this increase was partially offset by lower lease rates for leases commencing subsequent to June 30, 2010, primarily at our 1200 Crown Colony Drive Building in Quincy, Massachusetts, and our 150 West Jefferson Building in Detroit, Michigan, as well as a reduction in leased space due to lease terminations and or/restructurings at various properties, mainly at our 1201 Eye Street Building in Washington, D.C. and our 800 North Brand Boulevard Building in Glendale, California.
Tenant reimbursements increased from approximately $67.8 million for the six months ended June 30, 2010 to approximately $68.3 million for the six months ended June 30, 2011 primarily due to (i) properties acquired subsequent to June 30, 2010, accounting for an approximate $3.6 million increase in tenant reimbursements; (ii) an approximate $1.0 million increase in tenant-requested services (i.e. billback expenses); and (iii) an approximate $1.1 million increase in operating expense recoveries. These increases were partially offset by a decrease in estimated property taxes due to successful appeals of the assessed values at several of our buildings of approximately $5.2 million.
Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings for the six months ended June 30, 2011 of approximately $4.8 million relate primarily to leases at the 1201 and 1225 Eye Street Buildings in Washington, D.C., the 1075 West Entrance Drive Building in Auburn Hills, Michigan, the US Bancorp Center Building and the Crescent Ridge II Building in Minneapolis, Minnesota, and the 110 Hidden Lake Circle Building in Duncan, South Carolina. Lease terminations and restructurings for the six months ended June 30, 2010 of approximately $1.0 million primarily relates to a lease terminated at the 110 Hidden Lake Circle Building. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.
Expense
Property operating costs increased approximately $3.0 million for the six months ended June 30, 2011 compared to the same period in the prior year. This variance is due primarily to properties acquired subsequent to June 30, 2010, which accounts for a $5.4 million increase in property costs. Property operating costs also increased due to higher recoverable repair and maintenance costs of approximately $1.0 million and higher recoverable tenant-requested services (i.e. billback expenses) of approximately $0.5 million. This unfavorable variance was partially offset as a result of successful appeals of the assessed values at several of our buildings resulting in lower estimated property tax expense of approximately $3.7 million.
Depreciation expense increased approximately $3.8 million for the six months ended June 30, 2011 compared to the same period in the prior year. The variance is primarily attributable to properties acquired subsequent to June 30, 2010, comprising approximately $1.9 million of the increase. Additionally, new tenant improvements and building expenditures capitalized at our existing properties subsequent to June 30, 2010 resulted in additional depreciation expense of approximately $1.3 million. The remainder of the variance is due to an adjustment to accelerate depreciation expense on tenant improvements in the current period related to lease terminations at various properties of approximately $0.6 million.
Amortization expense increased approximately $5.7 million for the six months ended June 30, 2011 compared to the same period in the prior year. The variance is primarily attributable to properties acquired subsequent to June 30, 2010, accounting for approximately $6.2 million of the increase. The increase is also attributable to approximately $1.3 million of adjustments to accelerate amortization expense on certain lease intangible assets related to various lease terminations at certain of our buildings, as well as an increase in amortization related to new deferred lease acquisition costs associated with the acquisition or renewal of tenant leases subsequent to June 30, 2010 of approximately $1.0 million. Such costs are amortized over the life of the respective leases. However, these increases were offset by lower amortization expense of approximately $2.8 million recognized for lease intangible assets arising from initial purchase price allocations in accordance with GAAP at our existing properties that became fully amortized subsequent to June 30, 2010.
General and administrative expenses decreased approximately $0.1 million for the six months ended June 30, 2011 compared to the same period in the prior year. The decrease is due to a number of factors, including lower transfer agent expenses and related investor support expenses in the current period subsequent to listing our shares on the New York Stock Exchange in the prior period.

Other Income (Expense)

Interest expense decreased approximately $1.6 million for the six months ended June 30, 2011 compared to the same period in the prior year mainly because we extended the $250 Million Term Loan in June 2010, and entered into new interest rate swap agreements with four counterparties to effectively fix the interest rate on the loan at 2.36%, as compared to 4.97% in the prior period. However, these decreases were partially offset by interest expense related to recording the 500 W. Monroe Loans in our consolidated financial statements in March 2011 as part of our becoming the primary beneficiary of the VIE containing the 500 W. Monroe Building, a $140.0 million first mortgage loan secured by the building, and a participation in a mezzanine loan totaling $45.0 million.
Interest and other income increased approximately $1.2 million for the six months ended June 30, 2011 compared to the same period in the prior year. The variance is due to the recognition of previously deferred property operating income upon consolidation of the 500 W. Monroe Building in the current period of approximately $2.6 million. The increase was partially offset by the fact that we no longer record interest income or mezzanine discount amortization in the current period on our former investments in mezzanine debt, both of which were secured by pledges of equity interests in the ownership of the property, due to our successful bid at a UCC foreclosure sale of the 500 W. Monroe Building.
Equity in income of unconsolidated joint ventures decreased approximately $0.8 million for the six months ended June 30, 2011 compared to the same period in the prior year. The decrease was a result of tenants vacating space at the 47300 Kato Road Building in Fremont, California effective in June 2010 and the Two Park Center Building located in Hoffman Estate, Illinois effective in January 2011. These decreases were offset slightly by our proportionate share of the gain recognized on the sale of the 360 Interlocken Building in Broomfield, Colorado, which is the last building held by our investment in Fund IX, X, XI and REIT joint venture. We expect equity in income of unconsolidated joint ventures to fluctuate based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.
The approximate $1.5 million gain on the consolidation of our VIE recognized during the six months ended June 30, 2011 is the net result of recording the estimated fair value of the net assets associated with taking ownership of the 500 W. Monroe Building through foreclosure.
Income from continuing operations per share on a fully diluted basis decreased from $0.34 for the six months ended June 30, 2010 to $0.32 for the six months ended June 30, 2011 primarily due to the increase in depreciation and amortization expense associated with properties acquired subsequent to June 30, 2010. Further, rental income was negatively impacted by lower rental rates and a reduction in leased space at some of our existing properties. These decreases were partially offset by income recognized for lease terminations and restructurings, the recognition of deferred income upon consolidation of the 500 W. Monroe Building, as well as a non-recurring, non-cash gain of approximately $1.5 million recognized upon such consolidation of the VIE containing the 500 W. Monroe Building.
Discontinued Operations
In accordance with GAAP, we have classified the operations of the 111 Sylvan Avenue Building and the operations of the Eastpointe Corporate Center as discontinued operations for all periods presented. Income from discontinued operations increased approximately $6.4 million for the six months ended June 30, 2011 compared to the same period in the prior year. There was no activity in the current period at the 111 Sylvan Avenue Building as the property was sold in December 2010; however, there was a $9.6 million impairment charge on the property in the prior period to write the asset down to estimated fair value upon execution of the binding contract to sell the asset. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.
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
We calculate Core FFO as FFO (calculated as set forth above) less impairment charges, acquisition costs, and significant nonrecurring items (including our proportionate share of any impairment charges, acquisition costs, or significant nonrecurring items recognized during the period related to investments in unconsolidated joint ventures). During the six months ended June 30, 2011, we reduced FFO for the nonrecurring $1.5 million gain on consolidation of the VIE containing the 500 W. Monroe Building and 500 W. Monroe Loans and added back acquisition costs of approximately $0.7 million to arrive at Core FFO.
For the three and six months ended June 30, 2011 and 2010, we calculated AFFO as Core FFO (calculated as set forth above) exclusive of the net effects of: (i) amortization associated with deferred financing costs; (ii) depreciation on non-income-producing real estate assets; (iii) straight-line lease revenue/expense; (iv) amortization of above and below-market lease intangibles; (v) stock-based and other non-cash compensation expense; (vi) amortization of mezzanine discount income; (vii) acquisition costs, and (viii) non-incremental capital expenditures (as defined below). Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.
Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	Per Share(1)	2010	Per Share(1)	2011	Per Share(1)	2010	Per Share(1)
Net income attributable to Piedmont	$21,027	$0.12	$19,636	$0.11	$54,994	$0.32	$51,096	$0.30
Depreciation of real assets (2)	27,879	0.16	25,872	0.15	55,033	0.32	52,122	0.31
Amortization of lease-related costs (2)	15,878	0.10	11,104	0.07	27,984	0.16	22,592	0.13
Loss/(gain) on consolidation of VIE	388	—	—	—	(1,532)	(0.01)	—	—
Gain on sale- unconsolidated partnership	(45)	—	—	—	(45)	—	—	—
Funds From Operations	$65,127	$0.38	$56,612	$0.33	$136,434	$0.79	$125,810	$0.74
Adjustment:
Acquisition costs	716	—	48	—	690	—	48	—
Impairment loss	—	—	9,587	0.05	—	—	9,587	0.06
Core Funds From Operations	$65,843	$0.38	$66,247	$0.38	$137,124	$0.79	$135,445	$0.80
Deferred financing cost amortization	1,060	—	696	—	1,667	0.01	1,393	0.01
Amortization of fair market adjustments on notes payable	942	0.01	—	—	942	—	—	—
Depreciation of non real estate assets	168	—	178	—	338	—	357	—
Straight-line effects of lease expense (2)	(2,596)	(0.02)	(784)	—	(359)	—	289	—
Stock-based and other non-cash compensation	896	0.01	711	—	1,864	0.01	1,364	0.01
Net effect of amortization of below-market in-place lease intangibles (2)	(1,670)	(0.01)	(1,525)	(0.01)	(3,033)	(0.02)	(2,952)	(0.02)
Income from amortization of discount on purchase of mezzanine loans	—	—	(694)	—	(484)	—	(1,362)	—
Acquisition costs	(716)	—	(48)	—	(690)	—	(48)	—
Non-incremental capital expenditures (3)	(16,908)	(0.10)	(8,969)	(0.05)	(38,377)	(0.22)	(18,383)	(0.11)
Adjusted Funds From Operations	$47,019	$0.27	$55,812	$0.32	$98,992	$0.57	$116,103	$0.69
Weighted-average shares outstanding – diluted	172,986		172,718		172,908		168,912

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

(3)
Represents capital expenditures of a recurring nature related to tenant improvements and leasing commissions that do not incrementally enhance the underlying assets’ income generating capacity. First generation tenant improvements and leasing commissions are excluded from this measure.

Election as a REIT
We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We perform non-customary services for tenants of buildings that we own, including real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. POH recorded operations for the three and six months ended ended June 30, 2011, and accordingly recorded a provision of approximately $6,000 and $10,000, respectively, for federal and state income taxes in our accompanying consolidated financial statements.

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
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to us. We have determined that there has been no impairment in the carrying value of real estate assets owned by us or any unconsolidated joint ventures as of June 30, 2011.
Goodwill
Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. The test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of June 30, 2011.
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

Contractual Obligations
Our contractual obligations as of June 30, 2011 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year		1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$1,637,525	(3)	$485,000	(4)	$165,000	$680,000	$307,525
Operating lease obligations(2)	78,936		693		2,249	1,500	74,494
Total	$1,716,461		$485,693		$167,249	$681,500	$382,019

(1)
Amounts include principal payments only. We made interest payments, including payments under our interest rate swaps, of approximately $33.3 million during the six months ended June 30, 2011, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

(2)
Three properties (the River Corporate Center Building in Tempe, Arizona; the 8700 South Price Road Building in Tempe, Arizona; and the 2001 NW 64th Street Building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of June 30, 2011 are presented above.

(3)
Amounts do not include the discounts recorded as a result of adjusting the 500 W. Monroe Loans to estimated fair market value upon assumption in accordance with GAAP on June 30, 2011. Refer to Note 5 to our consolidated financial statements for further explanation.

(4)
Amounts are based on contractual maturity dates. However, as further discussed in Note 5 to our accompanying consolidated financial statements, we exercised our extension options on the following loans: (i) the 500 W. Monroe Mortgage Loan with a contractual balance of $140.0 million to August 2012; (ii) the 500 W. Monroe Mezzanine I Loan- A

Participation with a contractual balance of $45.0 million to August 2012; and (iii) the $500 Million Unsecured Facility (pending payment of required fees) with a balance as of June 30, 2011 of $300.0 million to August 2012. The table below reflects these assumed extensions:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,637,525	$—	$650,000	$680,000	$307,525

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
Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our $500 Million Unsecured Facility and under the debt assumed in conjunction with the foreclosure of the 500 W. Monroe Building. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, a significant portion of our debt is based on fixed interest rates to hedge against instability in the credit markets, or in the case of the debt assumed as part of consolidating the 500 W. Monroe Building, we put LIBOR interest rate caps in place on the debt to limit our exposure to potential increases in LIBOR during the term of the loans.

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of June 30, 2011 was approximately $1.7 billion. See Notes 5 and 8 of our accompanying consolidated financial statements for further detail.

As of June 30, 2011, substantially all of our outstanding debt is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt has an average effective interest rate of approximately 4.17% per annum with expirations ranging from 2011 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are intended to decrease our exposure to potential increases in interest rates.
As of June 30, 2011, we had $300 million outstanding on our $500 Million Unsecured Facility, which is the only debt facility subject to uncapped, variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the company’s discretion. Draws outstanding as of June 30, 2011 were subject to a rate of 0.67% as of June 30, 2011. The $140.0 million and $45.0 million indebtedness assumed upon consolidation of the 500 W. Monroe Building are subject to a stated rate of LIBOR (0.188% for the accrual period in effect as of June 30, 2011) plus 1.008% and 1.45%, respectively. In both instances, the LIBOR rate is capped at 1.0%, limiting our exposure to potential increases to LIBOR. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 15, 2011, the plaintiffs filed a motion for leave to file a third amended complaint. The defendants filed their response in opposition to the plaintiffs' motion for leave on August 1, 2011. The time for the plaintiffs to file their reply in support of their motion for leave has not yet expired.

The parties are engaged in discovery.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter 2011.

(b)	Not applicable.

(c)
During the quarter ended June 30, 2011, Piedmont’s transfer agent repurchased shares of its Class A common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the “DRP”), as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)(1)
April 1, 2011 to April 30, 2011	—	$—	—	$—
May 1, 2011 to May 31, 2011	—	$—	—	$—
June 1, 2011 to June 30, 2011	158	$20.49	—	$—	(1)

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
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter 2011 Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	August 9, 2011	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
SECOND QUARTER 2011
FORM 10-Q
OF
PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
3.1
Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 16, 2010)

3.2	Articles of Amendment of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2011)

3.3	Articles Supplementary of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2011)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current Report on Form 8-K filed on January 22, 2010)

10.1
Loan Agreement dated as of July 11, 2007 by and between Broadway 500 West Monroe Fee LLC (now known as Piedmont 500 West Monroe Fee LLC) (“Mortgage Borrower”) and Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to Wells Fargo Bank, N.A., as Trustee, for the Certificate holders of Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates Trust, Series 2007-XLF9) (“Mortgage Lender”) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.2
Promissory Note dated as of July 11, 2007 by and between Mortgage Borrower and Mortgage Lender (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.3
First Omnibus Amendment to Loan Agreement and Other Loan Documents (Mortgage Loan) dated as of August 15, 2007, by and among Mortgage Borrower and Mortgage Lender (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.4
Amended and Restated Promissory Note dated as of August 15, 2007, by and among Mortgage Borrower and Mortgage Lender (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.5
Mezzanine A Loan Agreement dated as of July 11, 2007, by and between Broadway 500 West Monroe Mezz I LLC (now known as Piedmont 500 West Monroe Mezz I LLC) (“Mezzanine Borrower”) and Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to 500 W Monroe Mezz I-B, LLC and Deutsche Genossenschafts-Hypothekenbank AG) (“Mezzanine Lender”) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.6
Promissory Note (Mezzanine A Loan) dated as of July 11, 2007, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.7
First Omnibus Amendment to Loan Agreement and Other Loan Documents (Mezzanine A Loan), dated August 15, 2007, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.8
Amended and Restated Promissory Note (Mezzanine A Loan), dated August 15, 2007, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.9
Second Omnibus Amendment to Loan Agreement and Other Loan Documents (Mezzanine A Loan), dated as of February 26, 2008, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.10
Second Amended and Restated Promissory Note (Mezzanine A Loan), by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.11
Mezzanine A Loan Participation Agreement, dated as of February 26, 2008, by and between Mezzanine Lender, Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to Deutsche Genossenschafts-Hypothekenbank AG), as Participation A Holder, Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to 500 W Monroe Mezz I-B, LLC), as Participation B Holder, and LaSalle Bank National Association, as Custodian (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.12	Amendment Number One to the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Donald A. Miller, CFA, Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert E. Bowers, Principal Financial Officer of the Company

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