Form 10-Q/A
period 2011-06-30
Piedmont Office Realty Trust, Inc.
filed 2011-08-26
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q/A
Amendment No. 1
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
172,826,725 shares

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Piedmont Office Realty Trust, Inc.’s (the “Registrant’s”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 is to furnish Exhibit 101 to Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language):

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

3.2	Articles of Amendment of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2011) *

3.3	Articles Supplementary of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2011) *

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current Report on Form 8-K filed on January 22, 2010) *

10.1
Loan Agreement dated as of July 11, 2007 by and between Broadway 500 West Monroe Fee LLC (now known as Piedmont 500 West Monroe Fee LLC) (“Mortgage Borrower”) and Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to Wells Fargo Bank, N.A., as Trustee, for the Certificate holders of Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates Trust, Series 2007-XLF9) (“Mortgage Lender”) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011) *

10.2
Promissory Note dated as of July 11, 2007 by and between Mortgage Borrower and Mortgage Lender (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011) *

10.3
First Omnibus Amendment to Loan Agreement and Other Loan Documents (Mortgage Loan) dated as of August 15, 2007, by and among Mortgage Borrower and Mortgage Lender (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011) *

10.4
Amended and Restated Promissory Note dated as of August 15, 2007, by and among Mortgage Borrower and Mortgage Lender (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011) *

10.5
Mezzanine A Loan Agreement dated as of July 11, 2007, by and between Broadway 500 West Monroe Mezz I LLC (now known as Piedmont 500 West Monroe Mezz I LLC) (“Mezzanine Borrower”) and Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to 500 W Monroe Mezz I-B, LLC and Deutsche Genossenschafts-Hypothekenbank AG) (“Mezzanine Lender”) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011) *

10.6
Promissory Note (Mezzanine A Loan) dated as of July 11, 2007, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011) *

10.7
First Omnibus Amendment to Loan Agreement and Other Loan Documents (Mezzanine A Loan), dated August 15, 2007, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011) *

10.8
Amended and Restated Promissory Note (Mezzanine A Loan), dated August 15, 2007, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011) *

10.9
Second Omnibus Amendment to Loan Agreement and Other Loan Documents (Mezzanine A Loan), dated as of February 26, 2008, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011) *

10.10
Second Amended and Restated Promissory Note (Mezzanine A Loan), by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011) *

10.11
Mezzanine A Loan Participation Agreement, dated as of February 26, 2008, by and between Mezzanine Lender, Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to Deutsche Genossenschafts-Hypothekenbank AG), as Participation A Holder, Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to 500 W Monroe Mezz I-B, LLC), as Participation B Holder, and LaSalle Bank National Association, as Custodian (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011) *

10.12	Amendment Number One to the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan *

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Donald A. Miller, CFA, Principal Executive Officer of the Company *

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert E. Bowers, Principal Financial Officer of the Company *

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

101. INS	XBRL Instance Document **

101. SCH	XBRL Taxonomy Extension Schema **

101. CAL	XBRL Taxonomy Extension Calculation Linkbase **

101. DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011

**	Furnished with this Form 10-Q/A

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	August 26, 2011	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)