Form 10-Q
period 2011-09-30
Piedmont Office Realty Trust, Inc.
filed 2011-11-03
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
only class of common stock, as of November 2, 2011:
172,826,991 shares

FORM 10-Q
PIEDMONT OFFICE REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q and other written or oral statements made by or on behalf of Piedmont Office Realty Trust, Inc. (“Piedmont”) may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont, or its executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives; discussions regarding future dividends and stock repurchases; and discussions regarding the potential impact of economic conditions on our portfolio.
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2010. Piedmont’s results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$637,656	$592,080
Buildings and improvements, less accumulated depreciation of $766,163 and $707,314 as of September 30, 2011 and December 31, 2010, respectively	2,955,186	2,779,652
Intangible lease assets, less accumulated amortization of $118,574 and $125,193 as of September 30, 2011 and December 31, 2010, respectively	88,047	68,227
Construction in progress	16,853	8,591
Real estate assets held for sale, net	228,896	228,278
Total real estate assets	3,926,638	3,676,828
Investments in unconsolidated joint ventures	38,391	42,018
Cash and cash equivalents	16,128	56,718
Tenant receivables, net of allowance for doubtful accounts of $809 and $1,298 as of September 30, 2011 and December 31, 2010, respectively	131,094	123,269
Notes receivable	—	61,144
Due from unconsolidated joint ventures	643	1,158
Restricted cash and escrows	36,300	814
Prepaid expenses and other assets	13,978	11,249
Goodwill	180,097	180,097
Deferred financing costs, less accumulated amortization of $8,611 and $11,740 as of September 30, 2011 and December 31, 2010, respectively	4,739	5,240
Deferred lease costs, less accumulated amortization of $115,633 and $111,671 as of September 30, 2011 and December 31, 2010, respectively	217,757	165,001
Other assets held for sale	47,353	49,944
Total assets	$4,613,118	$4,373,480
Liabilities:
Line of credit and notes payable	$1,544,525	$1,282,525
Accounts payable, accrued expenses, and accrued capital expenditures	143,106	112,648
Deferred income	32,514	35,203
Intangible lease liabilities, less accumulated amortization of $65,496 and $60,850 as of September 30, 2011 and December 31, 2010, respectively	51,599	42,005
Interest rate swap	—	691
Notes payable and other liabilities held for sale	124,451	126,954
Total liabilities	1,896,195	1,600,026
Commitments and Contingencies
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2011 or December 31, 2010	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2011 or December 31, 2010	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 172,826,991 and 172,658,489 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively (Note 12 )	1,728	1,727
Additional paid-in capital	3,663,155	3,661,308
Cumulative distributions in excess of earnings	(952,370)	(895,122)
Other comprehensive loss	—	(691)
Piedmont stockholders’ equity	2,712,513	2,767,222
Noncontrolling interest	1,613	1,609
Noncontrolling interest held for sale	2,797	4,623
Total stockholders’ equity	2,716,923	2,773,454
Total liabilities and stockholders’ equity	$4,613,118	$4,373,480
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$105,878	$102,097	$311,760	$306,238
Tenant reimbursements	28,459	26,983	86,368	84,100
Property management fee revenue	110	806	1,303	2,265
Other rental income	(33)	4,230	4,718	5,205
	134,414	134,116	404,149	397,808
Expenses:
Property operating costs	51,062	44,417	153,258	143,416
Depreciation	26,375	24,317	77,748	72,264
Amortization	14,907	9,302	39,411	28,215
General and administrative	4,673	6,595	18,631	20,790
	97,017	84,631	289,048	264,685
Real estate operating income	37,397	49,485	115,101	133,123
Other income (expense):
Interest expense	(16,236)	(15,777)	(49,638)	(50,687)
Interest and other (expense)/income	(91)	993	3,130	2,996
Equity in income of unconsolidated joint ventures	485	619	1,032	2,003
Gain on consolidation of variable interest entity	—	—	1,532	—
	(15,842)	(14,165)	(43,944)	(45,688)
Income from continuing operations	21,555	35,320	71,157	87,435
Discontinued operations:
Operating income	2,719	5,268	8,119	13,843
Impairment loss	—	—	—	(9,587)
Gain on sale of real estate assets	26,756	—	26,756	—
Income from discontinued operations	29,475	5,268	34,875	4,256
Net income	51,030	40,588	106,032	91,691
Less: Net income attributable to noncontrolling interest	(4)	(4)	(12)	(12)
Net income attributable to Piedmont	$51,026	$40,584	$106,020	$91,679
Per share information – basic:
Income from continuing operations	$0.13	$0.21	$0.41	$0.51
Income from discontinued operations	0.17	0.03	0.20	0.03
Net income available to common stockholders	$0.30	$0.24	$0.61	$0.54
Per share information – diluted:
Income from continuing operations	$0.12	$0.20	$0.41	$0.51
Income from discontinued operations	0.17	0.03	0.20	0.03
Net income available to common stockholders	$0.29	$0.23	$0.61	$0.54
Weighted-average common shares outstanding – basic	172,826,869	172,658,489	172,755,805	170,110,216
Weighted-average common shares outstanding – diluted	173,045,192	172,885,438	172,995,849	170,257,076
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock (1)		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2009	158,917	$1,589	$3,477,168	$(798,561)	$(75,164)	$(3,866)	$5,716	$2,606,882
Net proceeds from issuance of common stock	13,800	138	184,266	—	—	—	—	184,404
Redemption of fractional shares of common stock	(200)	(2)	(2,900)	—	—	—	—	(2,902)
Change in redeemable common stock outstanding	—	—	—	—	75,164	—	—	75,164
Dividends to common stockholders ($1.26 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(33)	(216,940)	—	—	(15)	(216,988)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	141	2	2,807	—	—	—	—	2,809
Net income attributable to noncontrolling interest	—	—	—	—	—	—	531	531
Components of comprehensive income:
Net income	—	—	—	120,379	—	—	—	120,379
Net change in interest rate swap	—	—	—	—	—	3,175	—	3,175
Comprehensive income								123,554
Balance, December 31, 2010	172,658	1,727	3,661,308	(895,122)	—	(691)	6,232	2,773,454
Offering costs associated with issuance of common stock	—	—	(479)	—	—	—	—	(479)
Dividends to common stockholders ($0.945 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(168)	(163,268)	—	—	(2,200)	(165,636)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	169	1	2,494	—	—	—	—	2,495
Net income attributable to noncontrolling interest	—	—	—	—	—	—	378	378
Components of comprehensive income:
Net income	—	—	—	106,020	—	—	—	106,020
Net change in interest rate derivatives	—	—	—	—	—	691	—	691
Comprehensive income	—	—	—	—	—	—	—	106,711
Balance, September 30, 2011	172,827	$1,728	$3,663,155	$(952,370)	$—	$—	$4,410	$2,716,923

(1)	See Note 12 for further detail regarding Piedmont's conversion of Common Stock.
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$106,032	$91,691
Operating distributions received from unconsolidated joint ventures	2,289	3,379
Adjustments to reconcile net income to net cash provided by operating activities:
Income attributable to noncontrolling interest- discontinued operations	366	397
Depreciation	82,660	77,804
Amortization of deferred financing costs, fair market value adjustments on notes payable, and interest rate cap agreements	4,126	1,996
Other amortization	43,316	31,964
Impairment loss	—	9,587
Accretion of notes receivable discount	(482)	(1,928)
Stock compensation expense	2,975	2,458
Equity in income of unconsolidated joint ventures	(1,032)	(2,003)
Gain on sale of real estate assets	(26,756)	—
Gain on consolidation of variable interest entity	(1,532)	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(9,690)	(1,578)
Increase in restricted cash and escrows	(15,792)	(7,819)
Increase in prepaid expenses and other assets	(4,864)	(8,994)
Increase in accounts payable and accrued expenses	1,823	7,520
Decrease in deferred income	(7,250)	(624)
Net cash provided by operating activities	176,189	203,850
Cash Flows from Investing Activities:
Investments in real estate assets and related intangibles	(175,322)	(41,378)
Cash assumed upon consolidation of variable interest entity	5,063	—
Net sales proceeds from wholly-owned properties	68,041	—
Net sales proceeds from unconsolidated joint ventures	3,036	—
Investments in unconsolidated joint ventures	(151)	(29)
Deferred lease costs paid	(27,409)	(10,524)
Net cash used in investing activities	(126,742)	(51,931)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,401)	(669)
Proceeds from line of credit and notes payable	469,000	—
Repayments of line of credit and notes payable	(392,000)	(114,000)
Net proceeds from issuance of common stock	—	185,763
Redemption of fractional shares of common stock	—	(2,918)
Dividends paid and discount on dividend reinvestments	(165,636)	(162,560)
Net cash used in financing activities	(90,037)	(94,384)
Net (decrease)/increase in cash and cash equivalents	(40,590)	57,535
Cash and cash equivalents, beginning of period	56,718	10,004
Cash and cash equivalents, end of period	$16,128	$67,539
Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued offering costs	$479	$1,370
Accrued capital expenditures and deferred lease costs	$9,395	$1,249
Net assets assumed upon consolidation of variable interest entity, net of notes receivable previously recorded	$188,283	$—
Liabilities assumed upon consolidation of variable interest entity	$191,814	$—
Redeemable common stock	$—	$75,164
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

As of September 30, 2011, Piedmont owned interests in 79 office properties, plus five buildings owned through unconsolidated joint ventures and two industrial buildings. Our 79 office properties are located in 18 metropolitan areas across the United States. These office properties comprise approximately 21.8 million square feet of primarily Class A commercial office space, and were approximately 86.4% leased as of September 30, 2011.

2.Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results and certain prior period amounts have been reclassified to conform to the current period financial statement presentation, specifically relating to (i) the required presentation of income from discontinued operations for the 111 Sylvan Avenue Building (sold in December 2010), the Eastpointe Corporate Center (sold in July 2011), the 5000 Corporate Court Building (sold in August 2011), and the 35 W. Wacker Building (under contract as of September 30, 2011 and expected to be sold during the fourth quarter of 2011), (ii) the disclosure of Restricted cash and escrows, which was formerly a component of Prepaid expenses and other assets, and (iii) the reclassification of Class A and Class B common shares as Common Stock (see Note 12 for further detail). Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity of which Piedmont or any of its wholly-owned subsidiaries is considered the primary beneficiary, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2010.

Further, Piedmont has formed special purpose entities to acquire and hold real estate. Each special purpose entity is a separate legal entity and consequently the assets of the special purpose entities are not available to all creditors of Piedmont. The assets owned by these special purpose entities are being reported on a consolidated basis with Piedmont’s assets for financial reporting purposes only.

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

Interest Rate Cap Agreements

Piedmont periodically enters into interest rate cap agreements to limit its exposure to changing interest rates on its variable rate debt instruments. As required by GAAP, Piedmont records all interest rate caps on the balance sheet at estimated fair value as a component of Prepaid expenses and other assets. For interest rate caps designated as cash flow hedges, Piedmont reassesses the effectiveness of its interest rate caps on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of interest rate caps designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the option purchase premium is amortized (reclassified from OCI to interest expense) over the life of the hedging relationship as the hedged forecasted transactions affect earnings. The reclassification is based on a schedule created at the inception of the hedge, which allocates the purchase price to the future periods the hedge is expected to benefit, based on fair value as of the inception of the hedging relationship. Due to the complexities of cash flow hedge accounting, Piedmont evaluates the cost-benefit relationship between the size of the related interest rate cap agreements and the exposure to potential fluctuations in the fair value of the interest rate caps in order to determine if effective hedge accounting will be pursued. In cases where the benefit does not outweigh the costs, Piedmont elects to use mark-to-market accounting, which adjusts the interest rate cap agreements to estimated fair value through earnings on a quarterly basis. Currently, Piedmont does not use derivatives for trading or speculative purposes.

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

In September 2011, the FASB issued an amendment to ASC 350 regarding the testing of goodwill for impairment. Under the amended guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, a company concludes that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. The adoption of the amendment to ASC 350 is effective for Piedmont beginning with the 2012 fiscal year, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income, which has been deferred. Early adoption of this amendment is permitted, and is not expected to have a material impact on Piedmont's consolidated financial statements or disclosures.

3.Acquisitions
During the nine months ended September 30, 2011, Piedmont purchased the 1200 Enclave Parkway Building in Houston, Texas, the Dupree Building in Atlanta, Georgia, the Medici Building, also in Atlanta, Georgia, and the 225 and 235 Presidential Way Buildings in Woburn, Massachusetts. In addition, Piedmont also acquired the 500 W. Monroe Building located in downtown Chicago, Illinois through a foreclosure sale related to certain notes receivable previously held by Piedmont (see Note 4 for a more complete description of this transaction). No additional purchase consideration was required to acquire the 500 W. Monroe Building interests. Piedmont funded the other acquisitions listed above with proceeds from its $500 Million Unsecured Facility, the proceeds from certain dispositions of wholly-owned and unconsolidated joint venture properties, and cash on hand.

Property	Metropolitan Statistical Area	Acquisition Date	Number of Buildings	Rentable Square Feet	Percentage Occupied as of Acquisition Date	Acquisition Price (in millions)
1200 Enclave Parkway Building	Houston, TX	March 30, 2011	1	149,654	18%	$18.5
The Dupree Building	Atlanta, GA	April 29, 2011	1	137,818	83%	$20.5
The Medici Building	Atlanta, GA	June 7, 2011	1	152,221	22%	$13.2
The 225 and 235 Presidential Way Buildings	Boston, MA	September 13, 2011	2	440,130	100%	$85.3
500 W. Monroe Building	Chicago, IL	March 31, 2011	1	962,361	67%	$227.5	(1)

(1)	Represents the estimated fair value of real estate assets acquired as recorded in Piedmont’s accompanying consolidated balance sheet as of the acquisition date.

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
As a result of obtaining control of the property, Piedmont is now considered the primary beneficiary of the variable interest entity (“VIE”) containing the 500 W. Monroe Building, subject to a $140.0 million first mortgage loan secured by the building, and a $45.0 million mezzanine loan collateralized by an equity ownership interest in the borrower under the mezzanine loan. (See Note 5 for information regarding the $140.0 million first mortgage loan and $45.0 million mezzanine loan.) As such, Piedmont recorded the fair value of all of the assets and liabilities associated with the 500 W. Monroe Building, the remaining outstanding debt payable to third party lenders, and the interest rate cap agreements associated with the assumed debt in its consolidated financial statements in March 2011. The consolidation of the VIE resulted in an approximate $1.5 million non-cash gain which is reflected in Piedmont’s results of operations for the nine months ended September 30, 2011. Additionally, Piedmont recognized approximately $2.6 million in other income during the nine months ended September 30, 2011 related to cash representing the building’s operating cash flow during the period between the original default date in August 2010, and the consummation of the foreclosure process on March 31, 2011. Such income had been deferred due to the ownership uncertainties associated with legal actions related to the foreclosure proceedings.

5.Line of Credit and Notes Payable
During the three months ended September 30, 2011, Piedmont exercised its extension option to extend the maturity date of the $500 Million Unsecured Facility by one year to August 30, 2012 and exercised its extension options to extend the maturity dates of the $140.0 Million 500 W. Monroe Mortgage Loan and the $45.0 Million 500 W. Monroe Mezzanine 1-A Loan Participation to August 9, 2012.

On September 20, 2011, Piedmont entered into an agreement to sell its interest in the office property known as the 35 W. Wacker Building in Chicago, Illinois. The property is encumbered by a mortgage note, which will be assumed by the purchaser as part of the transaction. In accordance with GAAP, Piedmont included the note payable in the disposal group of assets and liabilities presented as held for sale on the accompanying consolidated balance sheet as of September 30, 2011. See Note 10 for additional information.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements related to Piedmont’s $250 Million Unsecured Term Loan, totaling approximately $16.8 million and $16.7 million for the three months ended September 30, 2011 and 2010, respectively, and $50.1 million and $53.0 million for the nine months ended September 30, 2011 and 2010, respectively.

See Note 8 below for a description of Piedmont’s estimated fair value of debt as of September 30, 2011.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2011 and December 31, 2010 (in thousands):

Facility	Collateral	Rate(1)		Maturity	Amount Outstanding as of
					September 30, 2011	December 31, 2010
Secured
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%		6/1/2012	$45,000	$45,000
$200.0 Million Mortgage Note	Aon Center	4.87%		5/1/2014	200,000	200,000
$25.0 Million Mortgage Note	Aon Center	5.70%		5/1/2014	25,000	25,000
$350.0 Million Secured Pooled Facility	Nine Property Collateralized Pool (2)	4.84%		6/7/2014	350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015	105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool (3)	5.50%		4/1/2016	125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016	42,525	42,525
$140.0 Million WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017	140,000	140,000
$140.0 Million 500 W. Monroe Mortgage Loan	500 W. Monroe	LIBOR + 1.008%	(4)	8/9/2012	140,000	—
$45.0 Million 500 W. Monroe Mezzanine I Loan- A Participation	500 W. Monroe	LIBOR + 1.45%	(4)	8/9/2012	45,000	—
Subtotal/Weighted Average (5)		4.59%			1,217,525	1,032,525
Unsecured
$250 Million Unsecured Term Loan		LIBOR + 1.50%		6/28/2011	—	250,000
$500 Million Unsecured Facility		0.84%	(6)	8/30/2012	327,000	—
Subtotal/Weighted Average (5)		0.84%			327,000	250,000
Total/ Weighted Average (5)		3.79%			$1,544,525	$1,282,525

(1)	All of Piedmont’s outstanding debt as of September 30, 2011 and December 31, 2010 is interest-only debt.

(2)
Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(3)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(4)	Subject to interest rate cap agreements, which limit Piedmont’s exposure to potential increases in the LIBOR rate to 2.19%.

(5)
Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of September 30, 2011. As such, the following metrics would change to 4.63% for the weighted average interest rate of secured debt, and 3.89% for the weighted average interest rate of all outstanding debt if the note payable included in the disposal group of assets and liabilities held for sale (related to the 35 W. Wacker Building) was included in the calculations.

(6)	Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (0.475% as of September 30, 2011) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of September 30, 2011 consisted of several LIBOR draws ranging between 0.23% and 0.24% (subject to the additional spread mentioned above) as well as a draw subject to the prime rate which was 3.25% at that time.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps also may be used as cash flow hedges and involve payment to a counterparty in exchange for establishing a maximum rate which will not be exceeded, despite market conditions to the contrary.

During the nine months ended September 30, 2011, Piedmont used interest rate swap agreements to hedge the variable cash flows associated with its $250 Million Unsecured Term Loan that matured on June 28, 2011. Additionally, Piedmont recorded the two interest rate cap agreements used to hedge the variable cash flows associated with the 500 W. Monroe Loans at foreclosure on March 31, 2011, and designated the cap agreements as effective cash flow hedges. Such interest rate caps were in place through the original maturity of the debt on August 9, 2011. On July 27, 2011, Piedmont entered into two new interest rate cap agreements associated with the 500 W. Monroe Loans to replace the caps that matured at the same time as the original debt maturity. Due to the immaterial size of the agreements, Piedmont elected to account for the agreements under mark-to-market accounting, which adjusts the value of the agreements to estimated fair value on a quarterly basis through earnings. As such, Piedmont recognized approximately $44,000 of expense related to mark-to-market accounting on the replacement interest rate caps during the three months ended September 30, 2011.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2011 is as follows:

Interest Rate Derivative	Notional Amount (in millions)		Effective Date	Maturity Date
Interest rate cap	$140		8/15/2011	8/15/2012	(1)
Interest rate cap	62	(2)	8/15/2011	8/15/2012	(1)
Total	$202

(1)	Mirrors the monthly interest accrual period of the 500 W. Monroe Loans.

(2)
Interest rate cap agreement is inclusive of both the $45.0 Million 500 W. Monroe Mezzanine I Loan- A Participation payable to an unrelated third-party, as well as the loan participation formerly owned by Piedmont as a note receivable.

All of Piedmont's interest rate derivative agreements outstanding through August 9, 2011 were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As mentioned above, Piedmont elected to account for the two replacement interest rate cap agreements related to the 500 W. Monroe Loans under the mark-to-market method of accounting.

The effective portion of Piedmont’s derivative financial instruments (interest rate caps and swaps) that was recorded in the accompanying consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Amount of loss recognized in OCI on derivative	$—	$637	$204	$1,483
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(44)	$(350)	$(895)	$(4,321)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three and nine months ended September 30, 2011 or 2010, respectively.

The fair value of Piedmont’s interest rate swap agreements outstanding as of December 31, 2010 that were designated as hedging instruments under GAAP was approximately $0.7 million and is presented as “Interest Rate Swap” in the accompanying consolidated balance sheets. The fair value of Piedmont’s interest rate cap agreements as of September 30, 2011 was approximately $3,000, and is recorded on the accompanying consolidated balance sheet as a component of Prepaid and other assets.

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
A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of September 30, 2011 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of September 30, 2011	Net Carrying Amount as of December 31, 2010	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(1.6)	$0.3
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

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$43.7	N/A
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

8.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, accounts receivable, notes receivable, accounts payable, interest rate swap agreements, interest rate cap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011		As of December 31, 2010
Financial Instrument	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents(1)	$16,128	$16,128	$56,718	$56,718
Tenant receivables, net(1)(2)	$142,884	$142,884	$134,006	$134,006
Accounts payable(1)	$13,521	$13,521	$15,763	$15,763
Interest rate swap agreements	$—	$—	$691	$691
Interest rate cap agreements	$3	$3	N/A	N/A
Line of credit and notes payable(2)	$1,664,525	$1,722,246	$1,402,525	$1,428,255

(1)	For the periods presented, the carrying value approximates estimated fair value.

(2)	For the periods presented, the carrying value and estimated fair value includes assets and liabilities held for sale.

Piedmont’s interest rate cap agreements discussed in Note 6 above were adjusted and carried at fair value as of September 30, 2011, and Piedmont's interest rate swap agreement also discussed in Note 6 above was adjusted and carried at fair value as of December 31, 2010. The interest rate swap and interest rate cap agreements were classified as “Interest rate swap” liability and as a component of “Prepaid expenses and other assets”, respectively, in the accompanying consolidated balance sheets. The valuation of these derivative instruments, for both types of agreements, was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, as related to the interest rate swap agreements, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. This total expected exposure was then discounted using factors that contemplate the creditworthiness of Piedmont and the counterparties to arrive at a credit charge. This credit charge was then netted against the value of the derivative financial instruments determined using the discounted cash flow analysis described above to arrive at a total estimated fair value of the interest rate swap agreements. As of September 30, 2011 and December 31, 2010, the credit valuation adjustment did not comprise a material portion of the fair values of the derivative financial instruments; therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider either of its derivative financial instruments to be Level 3 liabilities.

9.Commitments and Contingencies

Commitments Under Existing Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of September 30, 2011, Piedmont anticipates funding approximately $145.3 million (approximately $34.6 million relates to tenants at the 35 W. Wacker Building which is held for sale) in potential obligations for tenant improvements related to its existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next five years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded additional reserves related to such tenant audits/disputes of approximately $0.1 million and $45,000 during the three months ended September 30, 2011 and September 30, 2010, respectively, and recorded reserves of approximately $0.1 million and approximately $0.1 million during the nine months ended September 30, 2011 and September 30, 2010, respectively, as adjustments to earnings.

Letters of Credit

As of September 30, 2011, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Facility:

Amount	Expiration of Letter of Credit (1)
$382,556	August 2012
$14,782,820	February 2012
$2,006,589	December 2011
$9,033,164	June 2012

(1)	These letter of credit agreements automatically renew for consecutive, one-year periods each anniversary, subject to the satisfaction of the credit obligation and certain other limitations.
Assertion of Legal Action
Piedmont is currently party to two separate lawsuits, where one of the lead plaintiffs in each lawsuit is the same stockholder. The first suit was filed in March 2007, and, in general, alleges inadequate disclosures pursuant to the federal securities laws against Piedmont’s officers, directors, and advisors in connection with the transaction to internalize its management function and become a self-managed entity. The suit originally contained thirteen counts; however, twelve of those counts have subsequently been dismissed. As of the time of this filing, the parties are preparing for trial, but no trial date has been set. Piedmont believes that the allegations contained in the complaint are without merit, and as such, has determined that the risk of material loss associated with this lawsuit is remote. Further, Piedmont will continue to vigorously defend this action. Due to the uncertainties inherent in any litigation process, Piedmont’s assessment of the ultimate potential financial impact of the case notwithstanding, the risk of financial loss does exist.
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

10.Discontinued Operations

On September 20, 2011, Piedmont entered into an agreement to sell its interest (approximately 96.5%) in the office property known as the 35 W. Wacker Building for approximately $401.0 million, with an expected closing in the fourth quarter of 2011. In accordance with GAAP, Piedmont reclassified the building from real estate assets held for use to real estate assets held for sale on its consolidated balance sheet as of September 30, 2011. As such, Piedmont reclassified the operational results of the property as income from discontinued operations for prior periods to conform with current period presentation.

On August 31, 2011, Piedmont sold its office property known as 5000 Corporate Court Building in Holtsville, New York, and in accordance with GAAP, Piedmont reclassified the operational results of the property as income from discontinued operations for prior periods to conform with current period presentation. Piedmont recognized a gain of approximately $14.6 million and net sales proceeds of approximately $36.3 million on the sale of the 5000 Corporate Court Building. However, such gain may change slightly in future periods pending the completion of Piedmont's obligations related to ongoing construction projects at the property.

On July 1, 2011, Piedmont sold its office property known as Eastpointe Corporate Center in Issaquah, Washington, and in accordance with GAAP, Piedmont reclassified the operational results of the property as income from discontinued operations for prior periods to conform with current period presentation. Piedmont recognized a gain of approximately $12.2 million and net sales proceeds of approximately $31.7 million on the sale of the Eastpointe Corporate Center.

Additionally, on December 8, 2010, Piedmont sold its office property known as the 111 Sylvan Avenue Building, located in

Englewood Cliffs, New Jersey, and accordingly the operational results of the property for the nine months ended September 30, 2010, including a $9.6 million impairment charge that resulted from adjusting the assets to fair value, are presented as discontinued operations in the accompanying 2010 statement of operations. The fair value measurement used in the evaluation of this non-financial asset was considered to be a Level 1 valuation within the fair value hierarchy as defined by GAAP, as there were direct observations and transactions involving the asset (i.e. the asset was sold to a third-party purchaser).

The details comprising assets held for sale, consisting of the 35 W. Wacker Building, are presented below (in thousands):

	September 30, 2011	December 31, 2010
Real estate assets held for sale, net:
Land	$55,573	$55,573
Building and improvements, less accumulated depreciation of $41,754 and $37,442 as of September 30, 2011 and December 31, 2010, respectively	167,024	164,343
Intangible lease assets, less accumulated amortization of $22,725 and $20,549 as of September 30, 2011 and December 31, 2010, respectively	3,626	5,802
Construction in progress	2,673	2,560
Total real estate assets held for sale, net	$228,896	$228,278

Other assets held for sale:
Tenant receivables	$11,790	$10,737
Deferred financing costs, less accumulated amortization of $169 and $153 as of September 30, 2011 and December 31, 2010, respectively	49	66
Deferred lease costs, less accumulated amortization of $29,353 and $26,055 as of September 30, 2011 and December 31, 2010, respectively	24,067	27,480
Restricted cash and escrows	11,447	11,661
Total other assets held for sale	$47,353	$49,944

Notes payable and other liabilities held for sale:
Notes payable, secured by 35 W. Wacker Building, at fixed-rate of 5.10%, maturing January 1, 2014	$120,000	$120,000
Intangible lease liabilities, less accumulated amortization of $25,960 and $23,458 as of September 30, 2011 and December 31, 2010, respectively	4,451	6,954
Total notes payable and other liabilities held for sale	$124,451	$126,954

Noncontrolling interest held for sale	$2,797	$4,623

The details comprising income/(loss) from discontinued operations, including results from the 35 W. Wacker Building, the Eastpointe Corporate Center Building, the 5000 Corporate Court Building, and the 111 Sylvan Avenue Building, are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$7,477	$10,273	$24,631	$30,455
Tenant reimbursements	3,565	2,708	14,303	14,046
	11,042	12,981	38,934	44,501
Expenses:
Property operating costs	3,403	2,395	15,712	14,637
Depreciation	1,516	1,694	4,912	5,541
Amortization of deferred leasing costs	1,676	1,716	5,093	5,193
General and administrative expenses	45	171	80	195
	6,640	5,976	25,797	25,566
Other income (expense):
Interest expense	(1,568)	(1,583)	(4,653)	(4,697)
Interest and other income	16	—	1	2
Net income attributable to noncontrolling interest	(131)	(154)	(366)	(397)
	(1,683)	(1,737)	(5,018)	(5,092)
Operating income, excluding impairment loss and gain on sale	$2,719	$5,268	$8,119	$13,843
Impairment loss	—	—	—	(9,587)
Gain on sale of real estate assets	26,756	—	26,756	—
Income from discontinued operations	$29,475	$5,268	$34,875	$4,256

11.Stock Based Compensation
A detail of Piedmont’s unvested employee deferred stock awards as of September 30, 2011 is as follows:

Date of grant	Net Shares Granted(1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of September 30, 2011
May 6, 2009	135,564	$22.20	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 6, 2010, 2011, and 2012, respectively.	44,393
May 24, 2010	180,340	$18.71	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	107,473
May 24, 2010	46,440	$18.71	Of the shares granted, 33.33% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	35,268
April 5, 2011	142,468	$19.40	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 5, 2012, 2013, and 2014, respectively.	115,746
Total				302,880

(1)	Amounts reflect the total grant, net of cumulative shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2011.
During the three months ended September 30, 2011 and 2010, respectively, Piedmont recognized approximately $1.1 million and $1.1 million of compensation expense and directors' fees related to stock awards, all of which relates to the amortization of nonvested shares. During the nine months ended September 30, 2011 and 2010, Piedmont recognized approximately $4.8 million and $3.9 million, respectively, of compensation expense and directors' fees for the same stock awards of which $3.7 million and $2.5 million, respectively, related to the amortization of nonvested shares. During the nine months ended September 30, 2011, 168,502 shares were issued to employees, directors and officers. As of September 30, 2011, approximately $5.8 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average common shares – basic	172,827	172,658	172,756	170,110
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	218	227	240	147
Weighted-average common shares – diluted	173,045	172,885	172,996	170,257

14.Subsequent Events

Acquisition

On October 5, 2011, Piedmont entered into a contract to purchase 400 TownPark in Lake Mary, Florida, for approximately $23.9 million. The five-story building, which was built in 2008, contains approximately 176,000 square feet and is approximately 19% leased. Piedmont expects to close the acquisition during the fourth quarter.

Fourth Quarter Dividend Declaration

On November 2, 2011, the board of directors of Piedmont declared dividends for the fourth quarter of 2011 in the amount of $0.3150 per common share outstanding to stockholders of record as of the close of business on December 1, 2011. Such dividends are to be paid on December 22, 2011.

Stock Repurchase Program

On November 2, 2011, the Board of Directors of Piedmont authorized the repurchase of up to $300 million of Piedmont's common stock over the next two years. Piedmont may repurchase the shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. Repurchases will depend upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice.

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

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our wholly-owned properties, distributions from our unconsolidated joint ventures, proceeds from a property disposition currently under contract, and proceeds from our existing $500 Million Unsecured Facility as our primary sources of immediate and long-term liquidity. In addition, potential additional selective dispositions of existing properties and other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base may also provide additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. As of the time of this filing, we had $342.0 million outstanding under our $500 Million Unsecured Facility, primarily as a result of paying off the $250 Million Term Loan during June 2011 and closing on several acquisitions. As a result, we had approximately $132.6 million under this facility available as of the date of this filing for future borrowing (approximately $25.4 million of capacity is reserved as security for outstanding letters of credit required by various third parties).
We estimate that our most immediate uses of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at any of our various properties and (ii) tenant improvement allowances and leasing commissions negotiated as part of executed leases with our tenants. The timing and magnitude of general repair and maintenance projects are subject to our discretion. We anticipate funding approximately $145.3 million (approximately $34.6 million relates to tenants at the 35 W. Wacker Building which is held for sale) in unrecorded contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, the majority of which we estimate may be required to be funded over the next five years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the respective lease, without further recourse to us. Finally, projected amounts for tenant improvements and leasing commissions related to anticipated re-leasing efforts are expected to remain high over the next three years as several of our large tenants approach their lease expiration dates in 2012 and 2013. The timing and magnitude of these amounts are subject to change as competitive market conditions at the time of lease negotiations dictate.
We also anticipate that, subject to the identification and availability of attractive properties and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. We also expect to use funds to make scheduled debt service payments and/or debt repayments when such obligations become due. During the third quarter, we exercised our extension option to extend the maturity date of the $500 Million Unsecured Facility by one year to August 30, 2012 and exercised our extension options to extend the maturity dates of the 500 W. Monroe Mortgage Loan and the 500 W. Monroe Mezzanine 1-A Loan Participation to August 9, 2012. As such, we have no pending debt maturities until June 2012; however, we anticipate seeking new alternative financing from either a third-party lender or the public debt markets in the coming year depending on the timing and volume of our property acquisition and disposition activities.
Our cash flows from operations depend significantly on market rents and the ability of our tenants to make rental payments. While we believe the diversity and high credit quality of our tenants help mitigate the risk of a significant interruption of our cash flows from operations, the challenging economic conditions that we have seen over the last three years, the downward pressure on rental rates in many of our markets, the potential for an increase in interest rates, or the possibility for a further downturn in one or more of our larger markets, could adversely impact our operating cash flows. Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, as mentioned above, several large leases at our properties have been renewed in the past year or are scheduled to expire over the next three years, and significant capital may be required to retain these tenants and maintain our current occupancy levels, including payment of leasing commissions, tenant concessions, and anticipated leasing expenditures. As such, we will continue to closely monitor our tenant renewals, rental rates, competitive market conditions, and our cash flows. The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities or the selective sale of certain properties, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments and selective acquisitions of new properties, (iv) the timing of significant expenditures for tenant improvements and general property capital improvements, (v) long-term payout ratios for comparable companies, (vi) our ability to continue to access additional sources of capital, including potential sales of our properties and (vii) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash collections and cash receipts. Although we covered the dividend out of operating cash flows in 2010, we have experienced declines in cash flow in 2011 due primarily to increasing capital commitments for new leases, and due to the commencement of certain recently executed leases with lower rental rates. As a result, we do not anticipate that we will fully cover our current quarterly dividend rate out of cash flows in 2011 or 2012. Our current cash flow generation is being closely monitored. We notified our stockholders in a letter dated September 22, 2011, that we anticipate adjusting our current yearly dividend of $1.26 per share , pending board approval, to a rate closer to our estimated yearly taxable income of $0.80 per share, beginning in 2012.

Results of Operations

Overview

Our income from continuing operations for the three months ended September 30, 2011 decreased as compared to the prior period due in part to $4.2 million of other rental income related to lease terminations in the prior period which did not recur in the current period. In addition, operations for the current period reflect eight additional properties acquired subsequent to September 30, 2010.

Comparison of the three months ended September 30, 2011 versus the three months ended September 30, 2010

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2011 and 2010, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2011%		September 30, 2010%		$ Increase (Decrease)
Revenue:
Rental income	$105.9		$102.1		$3.8
Tenant reimbursements	28.5		27.0		1.5
Property management fee revenue	0.1		0.8		(0.7)
Other rental income	—		4.2		(4.2)
Total revenues	134.5	100%	134.1	100%	0.4
Expense:
Property operating costs	51.1	38%	44.4	33%	6.7
Depreciation	26.4	20%	24.3	18%	2.1
Amortization	14.9	11%	9.3	7%	5.6
General and administrative expense	4.7	3%	6.6	5%	(1.9)
Real estate operating income	37.4	28%	49.5	37%	(12.1)
Other income (expense):
Interest expense	(16.2)	(12)%	(15.8)	(12)%	(0.4)
Interest and other (expense)/income	(0.1)	—%	1.0	1%	(1.1)
Equity in income of unconsolidated joint ventures	0.5	—%	0.6	—%	(0.1)
Income from continuing operations	$21.6	16%	$35.3	26%	$(13.7)

Continuing Operations

Revenue

Rental income increased from approximately $102.1 million for the three months ended September 30, 2010 to approximately $105.9 million for the three months ended September 30, 2011. Approximately $7.1 million of the variance is due to properties acquired subsequent to September 30, 2010. However, this increase was largely offset by a reduction in leased space due to lease terminations and expirations at various properties (primarily at our Windy Point II Building in Schaumburg, Illinois), as well as lower lease rates for leases commencing subsequent to September 30, 2010 at certain of our buildings.

Tenant reimbursements increased from approximately $27.0 million for the three months ended September 30, 2010 to approximately

$28.5 million for the three months ended September 30, 2011 primarily due to properties acquired subsequent to September 30, 2010 which account for approximately $3.0 million of the increase. This variance was partially offset by a decrease in tenant reimbursements at our 800 North Brand Boulevard Building due to the fact that a lease renewal at the location has a gross rental structure with a base-year for operating expense which will be set through most of 2011, which precludes the reimbursement of operating expenses. The variance was also partially offset due to lower tenant reimbursements at our Windy Point II Building in Schaumburg, Illinois which was the result of a lease expiration.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease termination fee income for the three months ended September 30, 2010 of approximately $4.2 million relate primarily to lease terminations at the Chandler Forum Building in Chandler, Arizona, the Sarasota Commerce Center II Building in Sarasota, Florida and the 110 Hidden Lake Circle Building in Duncan, South Carolina. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $6.7 million for the three months ended September 30, 2011 compared to the same period in the prior year. The variance is primarily attributable to properties acquired subsequent to September 30, 2010, contributing approximately $5.0 million of new expense. The remaining variance is also attributable to fluctuations in property tax expense as a result of successful appeals of the assessed value at certain of our buildings in the prior period and the current period, where the magnitude of successful appeals was greater in the prior year.

Depreciation expense increased approximately $2.1 million for the three months ended September 30, 2011 compared to the same period in the prior year. The variance is largely attributable to properties acquired subsequent to September 30, 2010, accounting for approximately $1.7 million of the increase. The remainder of the increase is due to depreciation on additional tenant improvements and building expenditures capitalized subsequent to September 30, 2010.

Amortization expense increased approximately $5.6 million for the three months ended September 30, 2011 compared to the same period in the prior year. The variance is primarily attributable to properties acquired subsequent to September 30, 2010, contributing approximately $6.3 million of the increase. This increase, however, was offset by reduced amortization expense as a result of lease intangible assets becoming fully amortized at certain of our properties subsequent to September 30, 2010.

General and administrative expenses decreased approximately $1.9 million for the three months ended September 30, 2011 compared to the same period in the prior year. The decrease is primarily attributable to lower transfer agent expenses and related investor support expenses in the current period as compared to the prior year costs of approximately $1.5 million.

Other Income (Expense)

Interest expense increased approximately $0.4 million for the three months ended September 30, 2011 compared to the same period in the prior year as a result of consolidating the 500 W. Monroe Loans in March of 2011. This increase was partially offset by the maturity of the $250 Million Term Loan in June 2011 with borrowings on our $500 Million Unsecured Loan Facility at a lower average interest rate.

Interest and other (expense)/income decreased approximately $1.1 million for the three months ended September 30, 2011 compared to the same period in the prior year as a result of our foreclosure on the 500 W. Monroe Building, which secured our previous investments in notes receivable on that property. Additionally, we recognized interest income in the prior period for default interest earned on one of the notes receivable.

Income from continuing operations per share on a fully diluted basis decreased from $0.21 for the three months ended September 30, 2010 to $0.13 for the three months ended September 30, 2011 primarily due to the increase in property operating costs, depreciation and amortization expense associated with properties acquired subsequent to September 30, 2010.

Discontinued Operations

In accordance with GAAP, we have classified the operations of the 111 Sylvan Avenue Building in Englewood Cliffs, New Jersey, the Eastpointe Corporate Center in Issaquah, Washington, the 5000 Corporate Court Building in Holtsville, New York, and the 35

W. Wacker Building in Chicago, Illinois as discontinued operations for all periods presented. Income from discontinued operations increased approximately $24.2 million for the three months ended September 30, 2011 compared to the same period in the prior year. We realized a combined gain on the sale of our Eastpointe Corporate Center and our 5000 Corporate Court Building of $26.8 million during the current period. There was no activity in the current period at the 111 Sylvan Avenue Building as the property was sold in December 2010. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2011 and 2010, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2011%		September 30, 2010%		$ Increase (Decrease)
Revenue:
Rental income	$311.8		$306.2		$5.6
Tenant reimbursements	86.3		84.1		2.2
Property management fee revenue	1.3		2.3		(1.0)
Other rental income	4.7		5.2		(0.5)
Total revenues	404.1	100%	397.8	100%	6.3
Expense:
Property operating costs	153.3	38%	143.4	36%	9.9
Depreciation	77.7	19%	72.3	18%	5.4
Amortization	39.4	10%	28.2	7%	11.2
General and administrative expense	18.6	5%	20.8	6%	(2.2)
Real estate operating income	115.1	28%	133.1	33%	(18.0)
Other income (expense):
Interest expense	(49.6)	(12)%	(50.7)	(13)%	1.1
Interest and other income	3.2	1%	3.0	1%	0.2
Equity in income of unconsolidated joint ventures	1.0	—%	2.0	1%	(1.0)
Gain on consolidation of VIE	1.5	1%	—	—%	1.5
Income from continuing operations	$71.2	18%	$87.4	22%	$(16.2)

Continuing Operations

Revenue

Rental income increased from approximately $306.2 million for the nine months ended September 30, 2010 to approximately $311.8 million for the nine months ended September 30, 2011. This variance is due primarily to properties acquired subsequent to September 30, 2010 which account for approximately $14.8 million of the increase in rental revenue. However, this increase was largely offset by lower lease rates for leases commencing subsequent to September 30, 2010, primarily at our 1200 Crown Colony Drive Building, and our 150 West Jefferson Building in Detroit, Michigan, as well as a reduction in leased space due to lease terminations, contractions, and/or restructurings at various properties, including our 1201 Eye Street Building, our 800 North Brand Boulevard Building, and our Chandler Forum Building.

Tenant reimbursements increased from approximately $84.1 million for the nine months ended September 30, 2010 to approximately $86.3 million for the nine months ended September 30, 2011 primarily due to properties acquired subsequent to September 30, 2010, accounting for approximately $6.7 million of the increase in tenant reimbursements. This variance was offset by a decrease in property tax reimbursements due to successful appeals of the assessed values at several of our buildings of approximately $4.3 million.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease termination fee income for the nine months ended September 30, 2011 of approximately $4.7 million relates primarily to leases at the 1201 and 1225 Eye Street Buildings, the 1075 West Entrance Drive

Building in Auburn Hills, Michigan, the US Bancorp Center in Minneapolis, Minnesota, the Crescent Ridge II Building in Minneapolis, Minnesota, and the 110 Hidden Lake Circle Building. Lease termination fee income for the nine months ended September 30, 2010 of approximately $5.2 million primarily relate to leases terminated at the Chandler Forum Building, the 110 Hidden Lake Circle Building and the Sarasota Commerce Center II Building. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $9.9 million for the nine months ended September 30, 2011 compared to the same period in the prior year. This variance is due primarily to properties acquired subsequent to September 30, 2010, which accounts for an approximate $10.5 million increase in property costs. Property operating costs also increased due to higher recoverable repair and maintenance costs of approximately $1.1 million. These variances were partially offset as a result of successful appeals of the assessed values at several of our buildings resulting in lower estimated property tax expense of approximately $1.2 million.

Depreciation expense increased approximately $5.4 million for the nine months ended September 30, 2011 compared to the same period in the prior year. The variance is primarily attributable to properties acquired subsequent to September 30, 2010, comprising approximately $3.6 million of the increase. Additionally, new tenant improvements and building expenditures capitalized at our existing properties subsequent to September 30, 2010 resulted in additional depreciation expense of approximately $1.6 million.

Amortization expense increased approximately $11.2 million for the nine months ended September 30, 2011 compared to the same period in the prior year. The variance is primarily attributable to properties acquired subsequent to September 30, 2010, accounting for approximately $12.6 million of the increase. The remaining variance is primarily the net difference between lower amortization expense recognized for lease intangible assets that became fully amortized subsequent to September 30, 2010 and charges to accelerate amortization expense on certain lease intangible assets related to various lease terminations at certain of our buildings.

General and administrative expenses decreased approximately $2.2 million for the nine months ended September 30, 2011 compared to the same period in the prior year. The decrease is primarily attributable to lower transfer agent expenses and related investor support expenses in the current period as compared to the prior year costs incurred subsequent to the listing of our shares on the New York Stock Exchange in February 2010 of approximately $5.1 million. The decrease was partially offset by higher legal fees of $2.1 million mainly due to higher insurance reimbursements related to our defense of ongoing litigation in the prior period. We also incurred higher employee benefit costs of approximately $1.4 million, primarily due to the new stock performance component of the 2010 Long Term Incentive Compensation Plan which effects long-term incentive compensation grants for officers.

Other Income (Expense)

Interest expense decreased approximately $1.1 million for the nine months ended September 30, 2011 compared to the same period in the prior year mainly because we extended the $250 Million Term Loan in June 2010, and entered into new interest rate swap agreements with four counterparties to effectively fix the interest rate on the loan at 2.36%, as compared to the previous rate of 4.97%. The weighted average interest rate fell even further in the third quarter 2011 after the $250 Million Term Loan matured in June and was replaced with borrowings on the $500 Million Unsecured Loan Facility. However, these decreases were partially offset by interest expense related to recording the 500 W. Monroe Loans in our consolidated financial statements in March 2011 as part of our becoming the primary beneficiary of the VIE containing the 500 W. Monroe Building in Chicago, Illinois, a $140.0 million first mortgage loan secured by the building, and a participation in a mezzanine loan totaling $45.0 million.

Interest and other income increased approximately $0.2 million for the nine months ended September 30, 2011 compared to the same period in the prior year. The variance is due to the recognition of previously deferred property operating income upon consolidation of the 500 W. Monroe Building in the current period of approximately $2.6 million. The increase was largely offset by the fact that we no longer record interest income or mezzanine discount amortization in the current period on our former investments in mezzanine debt, both of which were secured by pledges of equity interests in the ownership of the property, due to our successful bid at a UCC foreclosure sale of the 500 W. Monroe Building.

Equity in income of unconsolidated joint ventures decreased approximately $1.0 million for the nine months ended September 30, 2011 compared to the same period in the prior year. The decrease was a result of tenants vacating space at the 47300 Kato Road Building in Fremont, California effective in June 2010 and the Two Park Center Building located in Hoffman Estates, Illinois effective in January 2011. These decreases were offset slightly by our proportionate share of the gain recognized on the sale of both the 360 Interlocken Building in Broomfield, Colorado, and the 47300 Kato Road Building. We expect equity in income of unconsolidated joint ventures to fluctuate based on the timing and extent to which dispositions occur as our unconsolidated joint ventures approach their stated dissolution periods.

The approximate $1.5 million gain on the consolidation of our VIE recognized during the nine months ended September 30, 2011 is the net result of recording the estimated fair value of the net assets associated with taking ownership of the 500 W. Monroe Building through foreclosure.

Income from continuing operations per share on a fully diluted basis decreased from $0.51 for the nine months ended September 30, 2010 to $0.41 for the nine months ended September 30, 2011 primarily due to the increase in property operating costs, depreciation and amortization expense associated with properties acquired subsequent to September 30, 2010. Although rental income increased due to properties acquired subsequent to September 30, 2010, such rental income was negatively impacted by lower rental rates and reductions in leased space at some of our existing properties during the same period. Other increases that partially offset the decrease in continuing operations per share include an increase in tenant reimbursements and the recognition of a non-recurring, non-cash gain of approximately $1.5 million upon consolidation of the VIE containing the 500 W. Monroe Building.

Discontinued Operations

In accordance with GAAP, we have classified the operations of the 111 Sylvan Avenue Building , the Eastpointe Corporate Center, the 5000 Corporate Court Building, and the 35 W. Wacker Building as discontinued operations for all periods presented. Income from discontinued operations increased approximately $24.2 million for the nine months ended September 30, 2011 compared to the same period in the prior year. We realized a gain on the sale of our Eastpointe Corporate Center and our 5000 Corporate Court Building of $26.8 million during the current period. There was no activity in the current period at the 111 Sylvan Avenue Building as the property was sold in December 2010. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

We calculate Core FFO as FFO (calculated as set forth above) less impairment charges, acquisition costs, and significant nonrecurring items (including our proportionate share of any impairment charges, acquisition costs, or significant nonrecurring items recognized during the period related to investments in unconsolidated joint ventures). During the nine months ended September 30, 2011, we reduced FFO for the nonrecurring $1.5 million gain on consolidation of the VIE containing the 500 W. Monroe Building and 500 W. Monroe Loans, the $26.8 million gain on sale of our wholly-owned properties, the $0.1 million gain on sale of properties held by our unconsolidated partnerships and added back acquisition costs of approximately $1.0 million to arrive at Core FFO.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	Per Share (1)	2010	Per Share(1)	2011	Per Share(1)	2010	Per Share(1)
Net income attributable to Piedmont	$51,026	$0.29	$40,584	$0.23	$106,020	$0.61	$91,679	$0.54
Depreciation of real assets (2)	28,102	0.16	26,163	0.15	83,135	0.48	78,285	0.46
Amortization of lease-related costs (2)	16,616	0.10	11,119	0.07	44,601	0.26	33,712	0.20
Gain on consolidation of VIE	—	—	—	—	(1,532)	(0.01)	—	—
Gain on sale- wholly-owned properties	(26,756)	(0.15)	—	—	(26,756)	(0.15)	—	—
Gain on sale- unconsolidated partnership	(70)	—	—	—	(116)	—	—	—
Funds From Operations	$68,918	$0.40	$77,866	$0.45	$205,352	$1.19	$203,676	$1.20
Adjustment:
Acquisition costs	285	—	310	—	975	—	358	—
Impairment loss (2)	—	—	53	—	—	—	9,640	0.06
Core Funds From Operations	$69,203	$0.40	$78,229	$0.45	$206,327	$1.19	$213,674	$1.26
Deferred financing cost amortization	879	—	607	—	2,546	0.02	2,000	0.01
Amortization of fair market adjustments on notes payable	471	—	—	—	1,413	0.01	—	—
Depreciation of non real estate assets	84	—	176	—	422	—	533	—
Straight-line effects of lease expense (2)	(4,129)	(0.02)	(2,921)	(0.02)	(4,488)	(0.03)	(2,632)	(0.01)
Stock-based and other non-cash compensation	1,111	0.01	1,095	0.01	2,975	0.02	2,458	0.01
Net effect of amortization of below-market in-place lease intangibles (2)	(1,817)	(0.01)	(1,510)	(0.01)	(4,850)	(0.03)	(4,461)	(0.03)
Income from amortization of discount on purchase of mezzanine loans	—	—	(569)	—	(484)	—	(1,932)	(0.01)
Acquisition costs	(285)	—	(310)	—	(975)	—	(358)	—
Non-incremental capital expenditures (3)	(15,538)	(0.09)	(8,023)	(0.04)	(46,018)	(0.27)	(22,722)	(0.13)
Adjusted Funds From Operations	$49,979	$0.29	$66,774	$0.39	$156,868	$0.91	$186,560	$1.10
Weighted-average shares outstanding – diluted	173,045		172,885		172,996		170,257

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

(3)
Effective July 1, 2011, Piedmont defines non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements and leasing commissions that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building and renovations that change the underlying classification of a building are excluded from this measure. All prior periods presented have been recalculated in accordance with the new definition for comparability.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We perform non-customary services for tenants of buildings that we own, including real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. POH recorded operations for the three and nine months ended ended September 30, 2011, and accordingly recorded a provision of approximately $8,000 and $17,000, respectively, for federal and state income taxes in our accompanying consolidated financial statements.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to us. We have determined that there has been no impairment in the carrying value of real estate assets owned by us or any unconsolidated joint ventures as of September 30, 2011.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. The test prescribed by authoritative accounting guidance is a two-step test; however, recent changes to such guidance provide for qualitative analysis that may be performed before proceeding to the two-step test. See Recent Accounting Pronouncements in Note 2 of the accompanying consolidated financial statements for further detail. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of September 30, 2011.

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

Contractual Obligations
Our contractual obligations as of September 30, 2011 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$1,664,525	$557,000	$695,000	$230,000	$182,525
Operating lease obligations(2)	78,777	721	2,249	1,500	74,307
Total	$1,743,302	$557,721	$697,249	$231,500	$256,832

(1)
Amounts include principal payments only. We made interest payments, including payments under our interest rate swaps, of approximately $50.1 million during the nine months ended September 30, 2011, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

(2)
Three properties (the River Corporate Center Building in Tempe, Arizona; the 8700 South Price Road Building in Tempe, Arizona; and the 2001 NW 64th Street Building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of September 30, 2011 are presented above.

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

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of September 30, 2011, including notes payable held for sale, was approximately $1.7 billion. See Notes 5 and 8 of our accompanying consolidated financial statements for further detail.

As of September 30, 2011, all of our outstanding debt (including notes payable held for sale), except for amounts outstanding under our $500 Million Unsecured Facility, is subject to fixed interest rates, or variable LIBOR rates which are capped at 2.19%. The $140.0 million and $45.0 million indebtedness assumed upon consolidation of the 500 W. Monroe Building are subject to a stated rate of LIBOR (0.229% for the accrual period in effect as of September 30, 2011) plus 1.008% and 1.45%, respectively. In both instances, the LIBOR rate is capped at 2.19%, limiting our exposure to potential increases to LIBOR. Our total outstanding debt subject to fixed or capped, variable interest rates has an average effective interest rate of approximately 4.63% per annum (4.59% exclusive of notes payable held for sale) with expirations ranging from 2012 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has a minimal impact on interest incurred or cash flows.

As of September 30, 2011, we had $327.0 million outstanding on our $500 Million Unsecured Facility, which is the only debt facility subject to uncapped, variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the company’s discretion. Draws outstanding as of September 30, 2011 were subject to a blended rate of 0.84% as of September 30, 2011. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In Re Piedmont Office Realty Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-02660-CAP (The defendants have filed a motion to dismiss the third amended complaint. Discovery is stayed pending resolution of the defendants' motion to dismiss.)

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

On July 15, 2011, the plaintiffs filed a motion for leave to file a third amended complaint. The court granted the plaintiffs' motion for leave to file a third amended complaint on September 27, 2011. The plaintiffs' third amended complaint contains the same counts as the second amended complaint, described above, with amended factual allegations and the addition of Piedmont as a defendant against whom relief is sought.

On October 21, 2011, the defendants filed a motion to dismiss the third amended complaint. The time for the plaintiffs to file their response in opposition to the defendants' motion to dismiss has not yet expired.

Discovery is currently stayed pending resolution of the defendants' motion to dismiss.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter 2011.

(b)	Not applicable.

(c)
During the quarter ended September 30, 2011, Piedmont’s transfer agent repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the “DRP”), as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)(1)
July 1, 2011 to July 31, 2011	—	$—	—	$—
August 1, 2011 to August 31, 2011	—	$—	—	$—
September 1, 2011 to September 30, 2011	257	$16.07	—	$—	(1)

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
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter 2011 Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	November 3, 2011	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
THIRD QUARTER 2011
FORM 10-Q
OF
PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
3.1
Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 16, 2010)

3.2	Articles of Amendment of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2011)

3.3	Articles Supplementary of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2011)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current Report on Form 8-K filed on January 22, 2010)

10.1	2010 Long-Term Incentive Program Award Agreement

10.2	2010 Long-Term Incentive Program

10.3	Long-Term Incentive Program Award Agreement

10.4	Long-Term Incentive Program
10.5
Amendment Number One to Employment Agreement dated as of February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 14, 2011)

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

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Furnished with this Form 10-Q