Form 10-K
period 2011-12-31
Piedmont Office Realty Trust, Inc.
filed 2012-02-28
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to to
Commission file number 001-34626
   _________________________________________________________
PIEDMONT OFFICE REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Maryland	58-2328421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11695 Johns Creek Parkway Ste. 350, Johns Creek, Georgia	30097
(Address of principal executive offices)	(Zip Code)
(770) 418-8800
Registrant’s telephone number, including area code
    _________________________________________________________
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
Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $3,227,154,379 based on the closing price as reported on the New York Stock Exchange. As of February 27, 2012, 172,629,748 shares of common stock were outstanding.
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2012.

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

•
The demand for office space, rental rates and property values may continue to lag the general economic recovery causing our business, results of operations, cash flows, financial condition and access to capital to be adversely affected or otherwise impact performance, including the potential recognition of impairment charges;

•
Our $500 Million Unsecured Facility matures in 2012 and a failure to fully renew or replace this Facility could cause our business, results of operations, cash flows, financial condition and access to capital to be adversely affected;

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

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Availability of financing and our lending banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	We are and may continue to be subject to litigation, which could have a material adverse effect on our financial condition;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code (the “Code”); and

•	Other factors, including the risk factors discussed under Item 1A. of this Annual Report on Form 10-K.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

PART I

ITEM 1.    BUSINESS

General

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997, commenced operations in 1998, and listed its common stock on the New York Stock Exchange ("NYSE") in February 2010. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner of Piedmont OP and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

Operating Objectives and Strategy

Based on its December 31, 2011 equity market capitalization of $2.9 billion, Piedmont is the fourth largest office REIT in the United States based on comparison to the constituents of the Bloomberg U.S. Office REIT Index.
Our portfolio consists primarily of Class A commercial office buildings leased to large, credit-worthy, government and corporate tenants. As of December 31, 2011, approximately 82% of our Annualized Lease Revenue (see "Information Regarding Disclosures Presented" below) was derived from our office properties in the ten largest U.S. office markets based on rentable square footage, including premier office markets such as Chicago, Washington, D.C., the New York metropolitan area, Boston and greater Los Angeles.

For the past several years, we have been focused upon a strategy of repositioning our portfolio by reducing the number of markets we operate within and recycling the proceeds into existing key locations which we believe have the greatest potential to contribute to enterprise value over time. Since 2005 we have exited eighteen markets and plan to exit an additional eight over the next few years so that we are predominantly concentrated in the top ten markets mentioned above by 2015. We have a demonstrated capital allocation track record including transacting $5.9 billion and $1.6 billion in property acquisitions and dispositions, respectively, during our fourteen year operating history. Piedmont has maintained a low-leverage (typically around 30%) strategy which allows capacity for growth as transactional opportunities arise.

Headquartered in metropolitan Atlanta, Georgia, with local management offices in each of its major markets, Piedmont values operational excellence and was ranked fourth overall and second for REITs for number of buildings with Building Owners Management Association ("BOMA") 360 designations, a program that evaluates six major areas of building operations and management and benchmarks a building's performance against industry standards. The achievement of such a designation recognizes excellence in building operations and management. We also have focused on environmental sustainability initiatives at our properties, and approximately 72% of our office portfolio (based on Annualized Lease Revenue) maintains Energy Star labels as of December 31, 2011.
We foster long-term relationships with our high-credit quality, diverse tenant base as evidenced by our 77% tenant retention rate over the past six years. No tenant other than the U.S. government accounts for more than 6% of our Annualized Lease Revenue and 70% of our Annualized Lease Revenue is derived from investment grade companies or government agencies.
Information Regarding Disclosures Presented
Annualized Lease Revenue ("ALR"): ALR is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that have been executed, but excluding a) rental abatements and b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes our two industrial properties and five unconsolidated joint venture interests.

In conjunction with our listing and concurrent offering in February 2010, we also recapitalized our common stock pursuant to a stockholder-approved amendment to our Charter (the "Recapitalization"). The Recapitalization was effected on a pro rata basis with respect to all of our stockholders and had the effect of reducing the total number of outstanding shares of our common stock without affecting any stockholder’s proportionate ownership (except for any changes resulting from the payment of cash in lieu of fractional shares). In addition, the Recapitalization created four classes of stock which were each ultimately converted into shares which were listed on the NYSE over the following twelve months with the final shares listing in January 2011.

Effective June 30, 2011, our board of directors approved Articles Supplementary and Articles of Amendment to Piedmont's Third Articles of Amendment and Restatement. Together, the Articles Supplementary and Articles of Amendment (1) reclassified and designated all of our authorized but unissued shares of Class B common stock as Class A common stock and then (2) changed the designation of our Class A common stock to Common Stock. The Articles Supplementary and Articles of Amendment were each filed with the State Department of Assessments and Taxation of Maryland on June 30, 2011 and were effective upon such filing. As a result, we now have one class of common stock. Share and per share information for all prior periods presented has been restated for the effects of the Recapitalization and subsequent reclassification and designation.

Employees

As of December 31, 2011, we had 116 full-time employees, with 52 of our employees working in our corporate office in Johns Creek, Georgia. Our remaining employees work in property management offices located in Atlanta, Georgia; Boston, Massachusetts; Minneapolis, Minnesota; Washington, D.C.; Tampa, Florida; Irving, Texas; Houston, Texas; Chicago, Illinois; Detroit, Michigan; and the metropolitan areas surrounding New York, New York and Los Angeles, California. These employees are involved in managing our real estate and servicing our tenants.

Competition

We compete for tenants for our high-quality assets in major U.S. markets by fostering strong tenant relationships and by providing efficient customer service including, asset management, property management, and construction management services. As the competition for high-credit-quality tenants is intense, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to lease vacant space timely, all of which would adversely impact our results of operations. We compete with other buyers who are interested in properties we elect to acquire, which may result in an increase in the amount that we pay for such properties or may ultimately result in our inability to acquire such properties. We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the disposal, or which may result in our inability to dispose of such properties due to the lack of an acceptable return.

Financial Information About Industry Segments

Our current business consists primarily of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of office real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2011, no individual tenant, other than multiple leases which collectively represent various departments of the federal government, represents more than 10% of our future rental income under non-cancelable leases or 10% of our current year rental revenues. Apart from general uncertainties related to current, adverse economic conditions, and governmental operating deficits, we are not aware of any reason that our current tenants will not be able to pay their contractual rental amounts, in all material respects, as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

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

Web Site Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other filings with the Securities and Exchange Commission (the "SEC"), including any amendments to such filings, may be obtained free of charge from the following Web site, http://www.piedmontreit.com, or directly from the SEC’s Web site at http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

Item 1A.

Risks Related to Our Business and Operations

Market and economic conditions remain challenging and the demand for office space, rental rates and property values may continue to lag the general economic recovery causing our business, results of operations, cash flows, financial condition and access to capital to be adversely affected.

Continuing concerns about the stability of the European economic community, widespread unemployment in the United States, the potential impact of inflation, higher taxes, and rising interest rates have tempered widespread economic recovery in the United States. The demand for office space, rental rates and property values may continue to lag the general economic recovery as these statistics are more dependent on job growth which is generally one of the last economic indicators to recover.

The volatility of the equity and debt markets generally, and concerns regarding the strength of counterparties specifically, has led many lenders to tighten, reduce, and in some cases, cease to provide credit or funding to borrowers. Such actions may adversely affect our liquidity and financial condition by limiting our ability to fully access our existing credit facility, to fully renew or replace maturing liabilities on a timely, cost-efficient basis, or to access the capital markets to meet liquidity and capital expenditure requirements.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds or are unable to access our existing line of credit, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing acquisitions and potential development activity, decreasing our distribution levels, disposing of one or more of our properties possibly on disadvantageous terms, or entering into or renewing leases on less favorable terms than we otherwise would and may contribute to increased lease terminations and asset impairment charges, among other effects, on our business.

Our $500 Million Unsecured Facility matures in 2012 and a failure to renew or replace this Facility could cause our business, results of operations, cash flows, financial condition and access to capital to be adversely affected.

To maintain our REIT status for U.S. federal income tax purposes, we must distribute at least 90% of our adjusted REIT taxable income to our stockholders annually, which makes us dependent upon external sources of capital. One of our primary sources of capital is access to funds under our $500 Million Unsecured Facility which matures in August 2012. Our access to these funds as well as our ability to renew this facility depend on the ability of existing and future lenders that are parties to such facility to meet their funding commitments to us. Disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third-party financial institutions as a result of such disruptions may have an adverse effect on the ability of our existing lenders to meet their funding obligations and the willingness of existing or future lenders to renew our facility. As a result, if one or more of the lenders fails to perform their respective funding obligations under our loans and our other lenders are not able or willing to assume such commitment, or if existing or future lenders are unwilling to renew or replace our facility, we may not have access to sufficient capital and our business, results of operations, cash flows and financial condition could be adversely affected.

Our growth will partially depend upon future acquisitions of properties, and we may not be successful in identifying and consummating suitable acquisitions that meet our investment criteria, which may impede our growth and negatively affect our results of operations.

Our business strategy involves the acquisition of primarily high-quality office properties in selected markets. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions on satisfactory terms, if at all. Failure to identify or consummate acquisitions could slow our growth.

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire, the purchase price may be significantly elevated, or we may have to accept lease-up risk for a property with lower occupancy which could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant lead tenants, could adversely affect the income produced by our properties, which may harm our operating performance, thereby limiting our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. For example, the economic conditions over the past several years may have already adversely affected or may in the future adversely affect one or more of our tenants. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2011, our most substantial non-U.S. governmental lead tenants, based on ALR, were BP Corporation (approximately 5.7%), US Bancorp (approximately 4.8%), and the State of New York (approximately 3.9%). As lead tenants, the revenues generated by the properties these tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results.

We have been working through a period of increased releasing activity over the past two years due to the expiration of several large leases. Each year, we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties to renew leases with our existing tenants and to attract new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. In addition, the economic downturn of the last several years has led to increased competition for credit worthy tenants and we may have difficulty competing with competitors who have purchased properties at depressed prices because our competitor's lower cost basis in their properties may allow them to offer space at reduced rental rates.

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

Certain of our leases permit our tenants to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in some cases, paying a termination fee. In certain cases, such early terminations can be effectuated by our tenants with little or no termination fee being paid to us. As of December 31, 2011, approximately 19.7% of our ALR was comprised of leases that provided tenants with early termination rights (including partial terminations and terminations of whole leases). To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants.

Our rental revenues will be significantly influenced by the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Chicago, the New York metropolitan area and Washington, D.C., where we have high concentrations of office properties.

Because our portfolio consists primarily of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Our properties located in Chicago, Washington, D.C. and the New York metropolitan area account for approximately 22.4%, 21.6%, and 15.7%, respectively, of our ALR. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the reduction in demand for office properties, industry slowdowns, governmental cut backs, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates, could adversely affect our rental revenues and operating results.

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

In addition, periods of economic slowdown or recession, rising interest rates, or declining demand for real estate could result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Any of the above factors may prevent us from generating sufficient cash flow or maintaining the value of our real estate properties.

We may face additional risks and costs associated with directly managing properties occupied by government tenants.

We currently own nine properties in which some or all of the tenants are federal government agencies. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property) agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. There are certain additional requirements relating to the potential application of the Employment

Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions including the requirement to prepare affirmative action plans may be determined to be applicable to us.

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

We may invest in mezzanine debt, which is subject to increased risk of loss relative to senior mortgage loans.

We may invest in mezzanine debt. These investments, which are subordinate to the mortgage loans secured by the real property underlying the loan, are generally secured by pledges of the equity interests of the entities owning the underlying real estate. As a result, these investments involve greater risk of loss than investments in senior mortgage loans that are secured by real property since they are subordinate to the mortgage loan secured by the building and may be subordinate to the interests of other mezzanine lenders. Therefore, if the property owner defaults on its debt service obligations payable to us or on debt senior to us, or declares bankruptcy, such mezzanine loans will be satisfied only after the senior debt and the other senior mezzanine loans are paid in full, resulting in the possibility that we may be unable to recover some or all of our investment. In addition, the value of the assets securing or supporting our mezzanine debt investments could deteriorate over time due to factors beyond our control, including acts or omissions by owners, changes in business, economic or market conditions, or foreclosure, any of which could result in the recognition of impairment losses. In addition, there may be significant delays and costs associated with the process of foreclosing on the collateral securing or supporting such investments.

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

•	we may not achieve expected cost savings and operating efficiencies;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	management attention may be diverted to the integration of acquired properties, which in some cases may turn out to be less compatible with our operating strategy than originally anticipated;

•	we may not be able to support the acquired property through one of our existing property management offices and may not successfully open new satellite offices to serve additional markets;

•	the acquired properties may not perform as well as we anticipate due to various factors, including changes in macro-economic conditions and the demand for office space; and

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

Because real estate investments are relatively illiquid and large-scale office properties such as many of those in our portfolio are particularly illiquid, our ability to sell promptly one or more properties in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many forces, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. Current conditions in the U.S. economy and credit markets may make it difficult to sell certain properties at attractive prices. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot provide any assurances that we will have funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations, thereby limiting our ability to make distributions to stockholders.

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

We carry comprehensive general liability, fire, extended coverage, business interruption rental loss coverage, environmental, and umbrella liability coverage on all of our properties and earthquake, wind, and flood coverage on properties in areas where such coverage is warranted. We believe the policy specifications and insured limits of these policies are adequate and appropriate given the relative risk of loss, the cost of the coverage, and industry practice. However, we may be subject to certain types of losses, those that are generally catastrophic in nature, such as losses due to wars, conventional terrorism, chemical, biological, nuclear and radiation (“CBNR”) acts of terrorism and, in some cases, earthquakes, hurricanes, and flooding, either because such coverage is not available or is not available at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds policy limits, we could lose a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

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

We have properties located in Southern California, an area especially susceptible to earthquakes. Collectively, these properties represent approximately 5.3% of our ALR. Because these properties are located in close proximity to one another, an earthquake in the greater Los Angeles area could materially damage, destroy or impair the use by tenants of all of these properties. If any of our properties incurs a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

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

As of December 31, 2011, we owned interests in five properties representing approximately 0.7 million rentable square feet through unconsolidated joint ventures. In the future we may enter into strategic joint ventures with institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including the following:

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

Some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on, adjacent to, or near sites upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that have released or may have released petroleum products or other hazardous or toxic substances.

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

We, and various of our present and former directors and officers, are involved in litigation described in “Item 3.—Legal Proceedings.” We believe that the allegations contained in these complaints are without merit and will continue to vigorously defend these actions; however, due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of these matters and the risk of material financial loss does exist. We have and may continue to incur significant defense costs associated with defending these claims.

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

Risks Related to Our Common Stock

Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

During the year ended December 31, 2011 we paid quarterly cash distributions that totaled $1.26 per share and we have recently announced that our distribution for the first quarter of 2012 will be reduced to $0.20 per share. Distributions are authorized and determined by our board of directors in its sole discretion and depend upon a number of factors, including:

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

We expect to continue to pay quarterly distributions to our stockholders; however, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. Any change in our distribution policy could have a material adverse effect on the market price of our common stock.

There are significant price and volume fluctuations in the public markets, including on the exchange which we listed our common stock.

The U.S. stock markets, including the NYSE on which our common stock is listed, have historically experienced significant price and volume fluctuations. The market price of our common stock may be highly volatile and could be subject to wide fluctuations and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above their purchase price. We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future. In addition to the dividend policy risk mentioned above, some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry, although no assurance can be given that any research reports about us will be published;

•	future sales of substantial amounts of our common stock by our existing or future stockholders;

•	increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by institutional stockholders;

•	material, adverse litigation judgments;

•	speculation in the press or investment community; and

•	general market and economic conditions.

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

As of December 31, 2011, we had total outstanding indebtedness of approximately $1.5 billion. We are likely to incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors has authorized or to fund future distributions to our stockholders. We intend to finance sizable acquisitions by increasing our ratio of total-debt-to-gross assets ratio to a range of 30% to 40%; however, there can be no assurance that we will be successful in achieving or maintaining this ratio. Significant borrowings by us increase the risks of an investment in us. For example, if there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although no such instances exist as of December 31, 2011, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

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

In conjunction with our $300 Million Unsecured Term Loan, we have entered into an interest rate swap to effectively fix our exposure to variable interest rates under the loan. To the extent interest rates are higher than our fixed rate, we would realize cash savings as compared to other market participants. However, to the extent interest rates are below our fixed rate, we incur more expense than other similar market participants, which has an adverse affect on our cash flows as compared to other market participants.

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

During 2007, we entered into a merger agreement with certain affiliates of our former advisor. Total consideration, comprised entirely of shares of our common stock was exchanged for, among other things, certain net assets of our former advisor, as well as the termination of our obligation to pay certain fees required pursuant to the terms of the in-place agreements with the former advisor. Donald A. Miller, CFA, our Chief Executive Officer and President and one of our directors, and Robert E. Bowers, our Chief Financial Officer, Executive Vice President, and Treasurer, each have an economic interest in the merger consideration due to his up to 1% ownership interest in the entity that sold us these advisor entities. Accordingly, Mr. Miller and Mr. Bowers may be subject to certain conflicts of interest with regard to enforcing indemnification provisions contained in the merger agreement.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2011.

ITEM 2.    PROPERTIES

Overview

As of December 31, 2011, we owned interests in 79 office properties, plus five buildings owned through unconsolidated joint ventures and two industrial buildings. Of our office properties, 77 properties were wholly-owned and two properties are owned through consolidated joint ventures. Our 79 office properties are located in 18 metropolitan areas and, as of December 31, 2011 and 2010, these properties were 86.5% and 89.2% leased, respectively, with an average lease term remaining of approximately six years as of each period end. The decrease in occupancy in 2011 is primarily due to the purchase of several lower occupancy properties during 2011 which were acquired for their attractive basis and growth potential through lease-up. These decreases were offset by moderate increases in the occupancy of certain properties, particularly those located in the Phoenix, Arizona markets, among others. The average rental revenue of our properties, as calculated for our properties on a consolidated, accrual basis exclusive of unconsolidated joint ventures and our industrial properties, was $31.23 per leased square foot and $32.02 per leased square foot for the years ended December 31, 2011 and 2010, respectively.

Property Statistics

The tables below include statistics for our properties that we own directly and through our consolidated joint ventures, but do not include our respective ownership interests in properties that we own through our unconsolidated joint ventures or our industrial properties. “Annualized Lease Revenue” is defined in Item 1 of this Annual Report on Form 10-K.

The following table shows lease expirations of our office portfolio as of December 31, 2011, during each of the next fifteen years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration		Annualized Lease Revenue (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Lease Revenue
Vacant		$—	2,818	—%
2012	(1)	52,008	1,615	9.3%
2013		66,983	1,583	12.0%
2014		56,039	1,691	10.1%
2015		43,153	1,536	7.7%
2016		30,806	1,081	5.5%
2017		36,134	1,209	6.5%
2018		50,337	1,686	9.0%
2019		49,378	1,789	8.9%
2020		23,835	928	4.3%
2021		19,674	735	3.5%
2022		19,311	738	3.5%
2023		31,318	1,398	5.6%
2024		16,931	443	3.0%
2025		4,951	171	0.9%
Thereafter		57,045	1,521	10.2%
		$557,903	20,942	100.0%

(1)	Includes leases with an expiration date of December 31, 2011 aggregating 288,177 square feet and Annualized Lease Revenue of $12,131,414.

The following table shows the geographic diversification of our portfolio as of December 31, 2011.

Location		Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue
Chicago		$125,084	4,772	22.4%
Washington, D.C.		120,352	3,055	21.6%
New York		87,403	2,659	15.7%
Minneapolis		44,120	1,612	7.9%
Los Angeles		29,627	1,144	5.3%
Boston		25,939	1,023	4.6%
Dallas		24,138	1,276	4.3%
Detroit		17,850	930	3.2%
Atlanta		14,855	1,042	2.7%
Philadelphia		14,571	761	2.6%
Houston		13,499	463	2.4%
Phoenix		9,203	554	1.7%
Central & South Florida		7,564	476	1.4%
Nashville		7,125	312	1.3%
Other	(1)	16,573	863	2.9%
		$557,903	20,942	100.0%

(1)	Not more than 1% is attributable to any individual geographic region.

The following table shows the tenant industry diversification of our portfolio as of December 31, 2011.

Industry		Annualized Lease Revenue (in thousands)	Leased Square Footage (in thousands)	Percentage of Annualized Lease Revenue
Governmental Agencies		$104,465	2,400	18.7%
Depository Institutions		49,474	1,726	8.9%
Business Services		39,582	1,393	7.1%
Nondepository Credit Institutions		31,996	1,120	5.7%
Petroleum Refining & Related Industries		31,863	776	5.7%
Insurance Carriers		28,887	1,324	5.2%
Engineering, Accounting, Research, Management & Related Services		22,654	703	4.1%
Chemicals & Allied Products		18,465	563	3.3%
Insurance Agents, Brokers & Services		18,330	604	3.3%
Legal Services		18,252	609	3.3%
Communications		17,991	610	3.2%
Security & Commodity Brokers, Dealers, Exchanges & Services		16,838	607	3.0%
Educational Services		15,534	434	2.8%
Food & Kindred Products		15,070	428	2.7%
Transportation Equipment		13,659	518	2.4%
Other	(1)	114,843	4,309	20.6%
		$557,903	18,124	100.0%

(1)	Not more than 2% is attributable to any individual tenant industry.

The following table shows the tenant diversification of our portfolio as of December 31, 2011.

Location		Number of Properties	Expiration Date(s) (1)		Annualized Lease Revenues (in thousands) (2)	Percentage of Annualized Lease Revenues
U.S. Government		9	Various	(3)	$73,081	13.1%
BP	(4)	1	2013		31,863	5.7%
US Bancorp		3	2014/2023	(5)	26,811	4.8%
State of New York		1	2019		21,568	3.9%
Independence Blue Cross		1	2023		14,571	2.6%
Nestle		1	2015		14,132	2.5%
Sanofi-aventis		2	2012		11,857	2.1%
GE		2	2027		11,453	2.1%
Kirkland & Ellis		1	2011		10,212	1.8%
Shaw		1	2018		9,782	1.8%
City of New York		1	2020		9,447	1.7%
Lockheed Martin		3	2014		9,159	1.6%
DDB Needham		1	2018		8,874	1.6%
Gallagher		1	2018		7,969	1.4%
Gemini		1	2021		7,320	1.3%
Caterpillar Financial		1	2022		7,125	1.3%
Marsh USA		1	2011		6,819	1.2%
Harvard University		2	2017		6,600	1.2%
KeyBank		2	2016		6,398	1.1%
Edelman		1	2024		6,063	1.1%
Raytheon		2	2019		5,939	1.1%
Harcourt		1	2016		5,841	1.1%
Jones Lang LaSalle		1	2017		5,641	1.0%
Other	(6)		Various		239,378	42.9%
					$557,903	100.0%

(1)	Represents the expiration year of the majority of the square footage leased by the tenant.

(2)	Approximately 70% of our ALR is derived from investment grade companies or government agencies.

(3)	Various expirations ranging from 2012 to 2027.

(4)	BP Corporation sub-lets a majority of its leased space to Aon Corporation.

(5)
US Bancorp's lease at One & Two Meridian Crossings in Richfield, Minneapolis, representing approximately 337,000 square feet and $8.1 million of ALR, expires in 2023. US Bancorp's lease at US Bancorp Center in Minneapolis, Minnesota for 635,000 square feet, representing $18.7 million of ALR, expires in 2014.

(6)	Not more than 1% is attributable to any individual tenant.

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures. In addition, certain of our properties are subject to ground leases and certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details three properties subject to ground leases and twenty-one properties held as collateral for debt facilities as of December 31, 2011.

ITEM 3.    LEGAL PROCEEDINGS

Assertion of Legal Action

In Re Wells Real Estate Investment Trust, Inc. Securities Litigation, Civil Action No. 1:07-cv-00862-CAP

On March 12, 2007, a stockholder filed a class action and derivative complaint in the United States District Court for the District of Maryland against, among others, Piedmont, Piedmont's previous advisors, and certain officers and directors of Piedmont. Upon motion by the defendants, the case was transferred to the United States District Court for the Northern District of Georgia on April 17, 2007.

As subsequently amended and dismissed in part, the complaint alleges violations of Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based upon allegations that the proxy statement for Piedmont's 2007 internalization transaction (the "Internalization") contains false and misleading statements or omits to state material facts. On February 9, 2011, the plaintiff dismissed its claim for violation of Section 20(a) of the Exchange Act.

As subsequently amended and dismissed in part, the complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) to nullify any stockholder approvals obtained during the proxy process; (v) to nullify the Internalization; (vi) cancellation and rescission of any stock issued as consideration in the Internalization, or, in the alternative, rescissory damages; and (vii) the payment of reasonable attorneys' fees and experts' fees. On September 16, 2009, the court granted the plaintiff's motion for class certification.

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment.

On November 17, 2011, the court issued rulings granting several of the plaintiff's pre trial motions to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case.

On February 23, 2012, the court granted several of defendants' motions, including a motion for reconsideration regarding a motion plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by plaintiff. The suit has been removed from the court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the court.

We believe that plaintiff's allegations are without merit, and we will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, our assessment of the merits of the claim notwithstanding, the risk of material financial loss does exist. Plaintiff is seeking damages of approximately $159 million plus prejudgment interest, which defendants dispute. There are a number of defendants in this case and the allocation of damages, if any, to Piedmont versus the other defendants (including any indemnification rights or obligations of Piedmont with respect to the other defendants) is indeterminable at this time. In addition, up to $15 million of any damages may be recoverable by Piedmont under its insurance policies.

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
As subsequently amended and dismissed in part, the complaint alleges, among other things, violations of the federal securities laws, including Sections 14(a) and 14(e) of the Exchange Act and Rules 14a-9 and 14e-2(b) promulgated thereunder based upon allegations regarding (i) the failure to disclose certain information in our amended response to the Lex-Win tender offer and (ii) purported misstatements or omissions in our proxy statement concerning then-existing market conditions, the alternatives to a listing or extension that were explored by the defendants, the results of conversations with potential buyers as to our valuation, and certain details of our share redemption program.
On June 10, 2009, the plaintiffs filed a motion for class certification. The court granted the plaintiffs' motion for class certification on March 10, 2010. Defendants sought and received permission from the Eleventh Circuit Court of Appeals to appeal the class certification order on an interlocutory basis. On April 11, 2011, the Eleventh Circuit Court of Appeals invalidated the district court's order certifying a class and remanded the case to the district court for further proceedings.
On October 21, 2011, the defendants filed a motion to dismiss the third amended complaint. The plaintiffs filed their response in opposition to the defendants' motion to dismiss on November 15, 2011. The defendants filed their reply in support of their motion to dismiss on December 9, 2011. The defendants' motion to dismiss is currently pending before the court.
Discovery is currently stayed pending resolution of the defendants' motion to dismiss.
We believe that plaintiffs' allegations are without merit, and we will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, our assessment of the merits of the claim notwithstanding, the risk of material financial loss does exist.

Other Legal Matters

Piedmont is from time to time a party to other legal proceedings, which arise in the ordinary course of its business. We do not believe any of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on our results of operations or financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock was listed on the New York Stock Exchange on February 10, 2010 under the symbol “PDM.” Prior to February 10, 2010, none of our common stock was listed on a national securities exchange and there was no established public trading market for such shares.

As of February 27, 2012, there were 20,460 common stockholders of record of our common stock.

The intra-day, high and low sales prices for Piedmont’s common stock during 2010 and 2011 were as follows:

	2011 Quarters
	First	Second	Third	Fourth
High	$20.64	$21.11	$21.32	$17.67
Low	$18.41	$18.82	$15.92	$14.91

	2010 Quarters(1)
	First(1)	Second	Third	Fourth
High	$21.01	$20.78	$18.98	$21.00
Low	$14.37	$17.30	$15.46	$17.37

(1)
As Piedmont’s stock was not listed on a national securities exchange until February 10, 2010, the high/low sales prices for first quarter 2010 are for the period February 10, 2010 through March 31, 2010.

Distributions

We intend to make distributions each taxable year equal to at least 90% of our taxable income and 100% of any taxable capital gains on properties sold during the year. We intend to pay regular quarterly dividend distributions to our stockholders and may choose from the following forms of payment: cash, issuance of stock, or a combination of both. Dividends will be made to those stockholders who are stockholders as of the dividend record dates.

Quarterly dividend distributions paid on all outstanding classes of common stock to our stockholders during the years ended December 31, 2011 and 2010 are presented below, and all such dividend payments were made in cash:

	2011
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$54,387	$54,440	$54,441	$54,441	$217,709
Per-share investment income	$0.1922	$0.1922	$0.1922	$0.1922	$0.7688	61%
Per-share return of capital	$0.0366	$0.0366	$0.0366	$0.0366	$0.1464	12%
Per-share capital gains	$0.0862	$0.0862	$0.0862	$0.0862	$0.3448	27%
Total per-share distribution	$0.3150	$0.3150	$0.3150	$0.3150	$1.2600	100%

	2010
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$53,777	$54,388	$54,388	$54,387	$216,940
Per-share investment income	$0.2172	$0.2172	$0.2172	$0.2172	$0.8688	69%
Per-share return of capital	$0.0978	$0.0978	$0.0978	$0.0978	$0.3912	31%
Per-share capital gains	$—	$—	$—	$—	$—	—%
Total per-share distribution	$0.3150	$0.3150	$0.3150	$0.3150	$1.2600	100%

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the S&P 500 Index, the FTSE NAREIT Equity REITs Index, and the FTSE NAREIT Equity Office Index for the period beginning on February 10, 2010 (Piedmont’s initial listing of its common stock on the NYSE) through December 31, 2011. The graph assumes a $100 investment in each of the indices on February 10, 2010 and the reinvestment of all dividends.

COMPARISON OF 22 MONTH CUMULATIVE TOTAL RETURN
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
2/10/10
12/31/10
12/31/11
Piedmont Office Realty Trust Inc.
S&P 500
FTSE NAREIT Equity REITs
FTSE NAREIT Equity Office

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	For the Period from February 10, 2010 to December 31, 2011
	2/10/2010	12/31/2010	12/31/2011
Piedmont Office Realty Trust Inc.	$100.00	$138.02	$124.94
S&P 500	$100.00	$119.36	$121.88
FTSE NAREIT Equity REITs	$100.00	$134.99	$146.19
FTSE NAREIT Equity Office	$100.00	$124.61	$123.66

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish Piedmont’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by Piedmont under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2011, Piedmont repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the “DRP”), as well as repurchasing and retiring shares as part of our announced stock repurchase program during the fourth quarter of 2011.
Of the approximately 433,000 shares repurchased during the fourth quarter of 2011, 199,400 shares (at an average price of $16.24 per share) related to repurchase of our common stock pursuant to our announced stock repurchase program, and 233,794 shares

(at an average price of $17.45 per share) related to shares purchased and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended December 31, 2011 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)(1)
October 1, 2011 to October 31, 2011	—	—	—	—
November 1, 2011 to November 30, 2011	—	—	—	—
December 1, 2011 to December 31, 2011	433	$16.91	199	$296,756	(1)
Total	433	$16.91	199	$296,756	(1)

(1)
Under our DRP, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, the "Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program" relates only to the previously announced stock repurchase program, which expires on November 2, 2013.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2011	2010	2009	2008	2007
Statement of Income Data(1):
Total revenues	$541,642	$533,040	$542,652	$561,563	$532,127
Property operating costs	$208,711	$196,875	$207,018	$203,703	$200,819
Depreciation and amortization	$159,721	$135,296	$143,826	$142,983	$152,420
Impairment loss on real estate assets	$—	$—	$35,063	$—	$—
General and administrative expenses	$24,838	$28,388	$26,656	$30,392	$27,835
Other income/(expense)	$(58,853)	$(60,367)	$(66,953)	$(66,574)	$(52,131)
Income from continuing operations(1)	$89,519	$112,114	$63,136	$117,911	$98,922
Income from discontinued operations(1)	$135,537	$8,280	$11,579	$13,418	$34,703
Net income attributable to noncontrolling interest	$(15)	$(15)	$(15)	$(15)	$(15)
Net income attributable to Piedmont	$225,041	$120,379	$74,700	$131,314	$133,610
Cash Flows:
Cash flows from operations	$270,343	$275,750	$281,543	$296,515	$282,527
Cash flows provided by/(used in) investing activities	$33,732	$(80,194)	$(68,666)	$(191,926)	$(71,157)
Cash flows used in financing activities (including dividends paid)	$(221,103)	$(148,842)	$(223,206)	$(149,272)	$(190,485)
Dividends paid to stockholders and distributions to noncontrolling interest	$(220,365)	$(216,988)	$(198,951)	$(279,418)	$(283,196)
Per-Share Data(1):
Per weighted-average common share data:
Income from continuing operations per share—basic	$0.52	$0.66	$0.40	$0.74	$0.62
Income from continuing operations per share—diluted	$0.52	$0.65	$0.40	$0.74	$0.62
Income from discontinued operations per share—basic and diluted	$0.78	$0.05	$0.07	$0.08	$0.21
Net income attributable to Piedmont per share—basic	$1.30	$0.71	$0.47	$0.82	$0.83
Net income attributable to Piedmont per share—diluted	$1.30	$0.70	$0.47	$0.82	$0.83
Dividends declared	$1.2600	$1.2600	$1.2600	$1.7604	$1.7604
Weighted-average shares outstanding—basic (in thousands)	172,765	170,753	158,419	159,586	160,698
Weighted-average shares outstanding—diluted (in thousands)	172,981	170,967	158,581	159,722	160,756
Balance Sheet Data (at period end):
Total assets	$4,447,834	$4,373,480	$4,395,345	$4,557,330	$4,579,746
Total stockholders’ equity	$2,773,428	$2,773,454	$2,606,882	$2,702,294	$2,886,991
Outstanding debt	$1,472,525	$1,402,525	$1,516,525	$1,523,625	$1,301,530
Funds from Operations Data(2):
Net income attributable to Piedmont	$225,041	$120,379	$74,700	$131,314	$133,610
Depreciation of real estate assets—wholly-owned properties and unconsolidated partnerships	110,421	105,107	106,878	100,849	96,432
Amortization of lease costs—wholly-owned properties and unconsolidated partnerships	60,132	45,334	57,708	62,767	77,232
Gain on consolidation of VIE	(1,532)	—	—	—	—
Loss on impairment of real estate assets—wholly-owned properties and unconsolidated partnerships	—	9,640	37,633	2,088	—
(Gain)/loss on sale—wholly-owned properties	(122,657)	817	—	—	(20,680)
(Gain)/loss on sale—unconsolidated partnerships	(116)	(25)	—	—	(1,129)
Funds From Operations(2)	$271,289	$281,252	$276,919	$297,018	$285,465
Acquisition costs	1,347	600	—	—	—
(Gain)/loss on extinguishment of debt	(1,039)	—	—	—	164
Core Funds From Operations(2)	$271,597	$281,852	$276,919	$297,018	$285,629

(1)
Prior period amounts have been adjusted to conform with the current period presentation, including classifying revenues from sold properties as discontinued operations, as well as all share and per share amounts being adjusted to give effect to the Recapitalization, for all periods presented.

(2)
Net income calculated in accordance with GAAP is the starting point for calculating Funds from Operations (“FFO”) and Core Funds From Operations (“Core FFO”). FFO and Core FFO are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO and Core FFO are beneficial indicators of the performance of an equity REIT. Specifically, FFO calculations exclude factors such as depreciation and amortization of real estate assets, losses on impairment of real estate assets (including our proportionate share of any impairment charges related to investments in unconsolidated joint ventures), and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO and Core FFO may provide valuable comparisons of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO and Core FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. NAREIT currently defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment charges, plus depreciation and amortization on real estate assets, and after the same adjustments for investments in unconsolidated joint ventures. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs. Further, we calculate Core FFO as FFO (computed in accordance with NAREIT) excluding acquisition costs and other significant non-recurring income or charges, such as a gain on early extinguishment of debt.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010, and 2009 included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a fully integrated, self-managed real estate investment trust specializing in the acquisition, ownership, management, development, and disposition of primarily high-quality Class A office buildings located in major U.S. office markets and leased primarily to high-credit-quality tenants. We operate as a real estate investment trust for federal income tax purposes.

Our common stock became listed on the New York Stock Exchange in February of 2010 and based on our December 31, 2011 equity market capitalization of $2.9 billion, Piedmont is the fourth largest office REIT in the United States in comparison to the constituents of the Bloomberg U.S. Office REIT Index.
Our portfolio of commercial office buildings is primarily leased to large, credit-worthy, government and corporate tenants, and the majority of our revenue is derived from our office properties in the ten largest U.S. office markets based on rentable square footage, with the most significant concentration in the premier office markets of Chicago, Washington, D.C., and the New York metropolitan area.

In conjunction with our listing and concurrent offering in February 2010, we also recapitalized our common stock pursuant to a stockholder-approved Recapitalization. The Recapitalization was effected on a pro rata basis with respect to all of our stockholders and had the effect of reducing the total number of outstanding shares of our common stock without affecting any stockholder’s proportionate ownership (except for any changes resulting from the payment of cash in lieu of fractional shares). In addition, the Recapitalization created four classes of stock which were each ultimately converted into shares which were listed on NYSE over the following twelve months with the final shares listing in January 2011.

Effective June 30, 2011, our board of directors approved Articles Supplementary and Articles of Amendment to Piedmont's Third Articles of Amendment and Restatement. Together, the Articles Supplementary and Articles of Amendment (1) reclassified and designated all of our authorized but unissued shares of Class B common stock as Class A common stock and then (2) changed the designation of our Class A common stock to Common Stock. The Articles Supplementary and Articles of Amendment were each filed with the State Department of Assessments and Taxation of Maryland on June 30, 2011 and were effective upon such filing. As a result, we now have one class of common stock. Share and per share information for all prior periods presented has been restated for the effects of the Recapitalization and subsequent reclassification and designation.

As of December 31, 2011, we owned and operated 79 office properties (excluding five buildings owned through unconsolidated joint ventures and two industrial buildings), which are located in 18 metropolitan areas. These 79 office properties comprise 20.9 million square feet, primarily Class A commercial office space, and were 86.5% and 89.2% leased as of December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our wholly-owned properties, distributions from our unconsolidated joint ventures, proceeds from selective property dispositions, and proceeds from our existing $500 Million Unsecured Facility as our primary sources of immediate liquidity. Our existing $500 Million Unsecured Facility matures in August of 2012 and we anticipate that we will seek a comparable replacement facility before the August 2012 maturity date of the existing facility. In addition, depending on the timing and volume of our property acquisition and disposition activities, we may seek other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base as additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. As of the time of this filing, we had $15.0 million outstanding under our $500 Million Unsecured Facility. As a result, we had approximately $460.8 million under this facility available as of the date of this filing for future borrowing (approximately $24.2 million of capacity is reserved as security for outstanding letters of credit required by various third parties).
We estimate that our most immediate use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at any of our various properties and (ii) tenant improvement allowances and leasing commissions negotiated as part of executed leases with our tenants. Both the timing and magnitude of general repair and maintenance projects are subject to our discretion. We anticipate funding approximately $143.8 million in unrecorded contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, the majority of which we estimate may be required to be funded over the next several years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the respective lease, without further recourse to us. Finally, we also anticipate funding certain tenant improvements and leasing commissions related to anticipated re-leasing efforts for several of our large tenants as they approach their lease expiration dates in the next few years. Both the timing and magnitude of these amounts are subject to change as competitive market conditions at the time of lease negotiations dictate.
Subject to the identification and availability of attractive investment opportunities and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Additionally, we expect to use funds to make scheduled debt service payments and/or debt repayments when such obligations become due. Subsequent to year end we fully repaid the $140.0 million 500 W. Monroe Mortgage Loan. Our $45 million mortgage note secured by the 4250 North Fairfax building (the "4250 North Fairfax Note") also matures in June of 2012. Other than the 4250 North Fairfax Note and the $500 Million Unsecured Facility, we have no other pending debt maturities until 2014.
Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, several large leases at our properties expired in the past year or are scheduled to expire over the next three years. In some cases we have had to accept lower market driven rental rates and grant larger tenant improvement packages to renew leases or secure new tenants than a stronger economic climate might have produced. We expect the commencement of certain recently executed leases with lower rental rates and the downtime we will experience while re-tenanting certain properties to put pressure on 2012 cash flow. As a result, on February 28, 2012, our board of directors declared the quarterly dividend for the first quarter of 2012 of $0.20 per share which approximates our estimated annual taxable income for 2012 of $0.80 per share.

The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements and general property capital improvements; (v) long-term payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash collections and cash receipts.

Results of Operations

Comparison of the year ended December 31, 2011 vs. the year ended December 31, 2010

Our income from continuing operations decreased from 2010 to 2011 primarily due to the increase in property operating costs, and increased depreciation and amortization expense associated with properties acquired during 2010 and 2011. Although rental income increased due to properties acquired during the same period, such additional rental income was partially offset by lower rental rates and reductions in leased space at certain of our existing properties.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2011 and 2010, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2011%		December 31, 2010%		$ Increase (Decrease)
Revenue:
Rental income	$419.1		$408.4		$10.7
Tenant reimbursements	115.9		114.8		1.1
Property management fee revenue	1.6		3.2		(1.6)
Other rental income	5.0		6.7		(1.7)
Total revenues	541.6	100%	533.1	100%	8.5
Expense:
Property operating costs	208.7	39%	196.9	38%	11.8
Depreciation	104.8	19%	97.3	18%	7.5
Amortization	54.9	10%	38.0	7%	16.9
General and administrative expense	24.8	5%	28.4	4%	(3.6)
Real estate operating income	148.4	27%	172.5	32%	(24.1)
Other income (expense):
Interest expense	(65.8)	12%	(66.5)	12%	(0.7)
Interest and other income	2.8	—%	3.5	1%	(0.7)
Equity in income of unconsolidated joint ventures	1.6	—%	2.6	—%	(1.0)
Gain on consolidation of variable interest entity	1.5	—%	—	—%	1.5
Gain on extinguishment of debt	1.0	—%	—	—%	1.0
Income from continuing operations	$89.5	17%	$112.1	21%	$(22.6)

Income from discontinued operations	$135.5		$8.3		$127.2

Revenue

Rental income for the year ended December 31, 2011 increased to approximately $419.1 million, as compared to $408.4 million in the prior year. Approximately $24.2 million of the variance is due to properties acquired during 2010 and 2011, as well as increased occupancy at our Piedmont Pointe I and II buildings in Bethesda, Maryland. However, this increase was partially offset by a reduction in leased space due to lease terminations, primarily at our 1201 Eye Street building in Washington, D.C., and lease expirations at our Las Colinas Corporate Center II building in Irving, Texas, and our Windy Point II building in Schaumburg, Illinois. We also experienced lower rates for leases commencing in late 2010 or subsequent to December 31, 2010, primarily related to leases at our 1200 Crown Colony Drive building in Quincy, Massachusetts and our 150 West Jefferson building in Detroit, Michigan, which further offset the aforementioned increases in rental revenues.

Tenant reimbursements increased from approximately $114.8 million for the year ended December 31, 2010 to approximately $115.9 million for the year ended December 31, 2011 primarily due to properties acquired during 2010 and 2011, which accounts for approximately $10.0 million of the increase in tenant reimbursements. This variance was largely offset by a decrease in property tax reimbursements due to successful appeals of the assessed values at several of our buildings of approximately $6.5 million as well as a reduction in leased space primarily due to a significant lease expiration at our Windy Point II building.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, lease termination income is recognized once we have completed our obligation to provide space to the tenant. Other rental income of approximately $5.0 million for the year ended December 31, 2011 relates primarily to a lease termination at our 1201 Eye Street building of approximately $2.6 million, as well as lease terminations at our 1075 West Entrance Drive building in Auburn Hills, Michigan, US Bancorp Center, and our Crescent Ridge II building located in Minnetonka, Minnesota. Prior year other rental income relates primarily to a lease termination at our Chandler Forum building in Chandler, Arizona of approximately $3.4 million, as well as lease terminations at our 110 Hidden Lake Circle building in Duncan, South Carolina and our Aon Center building in Chicago, Illinois. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may either not be in our control, or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $11.8 million for the year ended December 31, 2011 compared to the same period in the prior year. This variance is due primarily to properties acquired during 2010 and 2011, which accounts for an approximate $14.9 million increase in property costs. This variance was partially offset by lower estimated property tax expense of approximately $3.3 million as a result of successful appeals of the assessed values at several of our buildings.

Depreciation expense increased approximately $7.5 million for the year ended December 31, 2011 compared to the same period in the prior year. The variance is primarily attributable to properties acquired during 2010 and 2011, comprising approximately $5.3 million of the increase. Additionally, new tenant improvements and building expenditures capitalized at our existing properties subsequent to December 31, 2010 resulted in additional depreciation expense of approximately $2.0 million.

Amortization expense increased approximately $16.9 million for the year ended December 31, 2011 compared to the same period in the prior year. The increase is primarily attributable to properties acquired during 2010 and 2011, accounting for approximately $19.2 million of the increase, as well as acceleration of amortization expense on certain lease intangible assets related to various lease terminations at certain of our buildings. The variance is partially offset by lower amortization expense recognized for lease intangible assets that became fully amortized subsequent to December 31, 2010.

General and administrative expenses decreased approximately $3.6 million for the year ended December 31, 2011 compared to the prior year. The decrease is primarily attributable to a change in our transfer agent in January 2011 and costs associated with our Recapitalization, listing of our shares on the NYSE, and other related investor support expenses in 2010. The decrease was partially offset by higher legal fees related to our defense of ongoing litigation.

Other Income (Expense)

Interest expense decreased approximately $0.7 million for the year ended December 31, 2011 as compared to the prior year primarily due to a decrease in the weighted average interest rate for our outstanding debt in the second half of 2011 after the $250 Million Unsecured Term Loan matured in June and was replaced with borrowings on the $500 Million Unsecured Facility. This decrease was partially offset by additional interest expense related to the 500 W. Monroe Loans assumed in March 2011.

Interest and other income/(expense) decreased approximately $0.7 million for the year ended December 31, 2011 as compared to the prior year. The variance is attributable to an increase in acquisition costs of approximately $0.7 million, due to greater building acquisition activity in the current period.

Equity in income of unconsolidated joint ventures decreased approximately $1.0 million for the year ended December 31, 2011 as compared to the prior year as a result of the disposition of two unconsolidated joint venture properties in 2011; the 360 Interlocken building in Broomfield, Colorado, and the 47300 Kato Road building in Fremont, California. We expect equity in income of unconsolidated joint ventures to decrease as our unconsolidated joint ventures approach their stated dissolution periods.

The approximate $1.5 million gain on the consolidation of our VIE recognized during the year ended December 31, 2011 is the net result of recording the estimated fair value of the net assets associated with taking ownership of the 500 W. Monroe building in Chicago, Illinois through foreclosure.

The approximate $1.0 million gain on the extinguishment of debt during 2011 is the result of our paying $43.9 million to the respective lenders in full satisfaction of the $45 Million 500 W. Monroe Mezzanine I Loan-A Participation. Piedmont did not incur a defeasance or yield maintenance penalty but did incur approximately $0.1 million of expense associated with the accelerated amortization of capitalized finance costs related to the loan.

Income from continuing operations per share on a fully diluted basis decreased from $0.65 for the year ended December 31, 2010 to $0.52 for the year ended December 31, 2011 primarily due to the increase in property operating costs, depreciation and amortization expense associated with properties acquired during 2010 and 2011. Although rental income increased due to properties acquired during the same period, such rental income was negatively impacted by lower rental rates and reductions in leased space at certain of our existing properties. Additionally, we recognized non-recurring, non-cash gains of approximately $1.5 million and $1.0 million related to the consolidation of the VIE containing the 500 W. Monroe building and the early extinguishment of the $45 Million 500 W. Monroe Mezzanine I Loan- A Participation, respectively, during the year ended December 31, 2011.

Discontinued Operations

In accordance with GAAP, we have classified the operations of the 111 Sylvan Avenue building in Englewood Cliffs, New Jersey, the Eastpointe Corporate Center in Issaquah, Washington, the 5000 Corporate Court building in Holtsville, New York, and the 35 West Wacker Drive building in Chicago, Illinois as discontinued operations for all periods presented. Income from discontinued operations increased approximately $127.3 million for the year ended December 31, 2011 compared to the same period in the prior year. We realized a combined gain on the sale of our Eastpointe Corporate Center, 5000 Corporate Court building, and the 35 West Wacker Drive building of approximately $122.7 million during the current period. There was no activity in the current period at the 111 Sylvan Avenue building as the property was sold in December 2010. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the year ended December 31, 2010 vs. the year ended December 31, 2009

Our income from continuing operations increased from 2009 to 2010 primarily due to the recognition of a non-recurring impairment charge of approximately $35.1 million in 2009, and lower operating expenses at several of our buildings in 2010, primarily related to lower estimated property tax assessments.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2010 and 2009, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2010%		December 31, 2009%		$ Increase (Decrease)
Revenue:
Rental income	$408.4		$409.9		$(1.5)
Tenant reimbursements	114.8		126.9		(12.1)
Property management fee revenue	3.2		3.1		0.1
Other rental income	6.7		2.8		3.9
Total revenues	533.1	100%	542.7	100%	(9.6)
Expense:
Property operating costs	196.9	39%	207.0	38%	(10.1)
Depreciation	97.3	19%	97.5	18%	(0.2)
Amortization	38.0	10%	46.3	9%	(8.3)
Impairment loss on real estate assets	—	—%	35.1	6%	(35.1)
General and administrative expense	28.4	5%	26.7	5%	1.7
Real estate operating income	172.5	27%	130.1	24%	42.4
Other income (expense):
Interest expense	(66.5)	12%	(71.5)	13%	(5.0)
Interest and other income	3.5	—%	4.4	1%	(0.9)
Equity in income of unconsolidated joint ventures	2.6	—%	0.1	—%	2.5
Income from continuing operations	$112.1	17%	$63.1	12%	$49.0

Income from discontinued operations	$8.3		$11.6		$(3.3)

Revenue

Rental income remained relatively flat for the year ended December 31, 2010, approximately $408.4 million, as compared to the year ended December 31, 2009, approximately $409.9 million. However, there was lower occupancy during 2010 at our Aon Center building and the 110 Hidden Lake Circle building. The unfavorable decrease was largely offset by an increase in occupancy at our Glenridge Highlands Two building in Atlanta, Georgia as well as our 60 Broad Street building in New York, New York.

Tenant reimbursements decreased from approximately $126.9 million for the year ended December 31, 2009 to approximately $114.8 million for the year ended December 31, 2010. Substantially all of the decrease is due to lower recoverable estimated property taxes as well as lower estimated tenant-requested services. The remaining variance is attributable to an overall reduction in recoverable expenses due to a partial lease termination at the Aon Center building.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease terminations and restructurings of approximately $6.7 million for the year ended December 31, 2010 relates primarily to a lease termination at our Chandler Forum building of approximately $3.4 million, as well as lease terminations at our 110 Hidden Lake Circle building, and our Aon Center building. For the year ended December 31, 2009, other rental income relates primarily to leases terminated at the Aon Center building and the 1901 Main Street building in Irvine, California of approximately $1.9 million and $0.5 million, respectively.

Expense

Property operating costs decreased approximately $10.1 million for the year ended December 31, 2010 compared to 2009. This variance is primarily the result of successful appeals of the assessed values at several of our buildings resulting in lower estimated property tax expense of approximately $7.4 million. Lower recoverable tenant-requested services (i.e. billback expenses) of approximately $2.1 million and lower recoverable utility costs of $0.8 million also contributed to the year over year decrease.

Depreciation expense decreased approximately $0.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in depreciation expense is largely due to an adjustment to accelerate depreciation expense on tenant improvements during 2009 related to various lease terminations at certain of our buildings, as well as lower depreciation expense during 2010 related to the reclassification of the 111 Sylvan Avenue building to held for sale in May 2010, and its subsequent disposition in December 2010. The decrease was mostly offset by an increase in other tenant improvements placed in service after December 31, 2009 at various buildings within our portfolio, as well as the acquisition of three buildings in the latter half of 2010.

Amortization expense decreased approximately $8.3 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease primarily relates to lease intangible assets that have fully amortized subsequent to January 1, 2009, resulting in lower amortization of approximately $5.5 million, as well as a decrease in adjustments to accelerate amortization expense on lease intangible assets related to various lease terminations at certain of our buildings compared to 2009 of approximately $3.7 million. However, the decreases during the year ended December 31, 2010 were partially offset by an increase in amortization related to new deferred lease acquisition costs associated with the acquisition or renewal of tenants subsequent to December 31, 2009, which are amortized over the life of the respective leases.

We did not recognize an impairment loss on our held-for-use, wholly-owned buildings during 2010; however, during the year ended December 31, 2009, we recognized an impairment loss of approximately $35.1 million as a result of lowering expected future rental income and reducing the intended holding periods for the Auburn Hills Corporate Center Building in Auburn Hills, Michigan, and the 1441 West Long Lake Road building in Troy, Michigan, as well as the 1111 Durham Avenue building in South Plainfield, New Jersey.

General and administrative expenses increased approximately $1.7 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The variance is primarily attributable to an increase in transfer agent expenses associated with our 2010 Recapitalization, listing of our shares on the NYSE, and related investor support services of approximately $4.2 million. Also, we incurred higher employee benefit costs of approximately $1.4 million, primarily due to the new stock performance component of the 2010 Long Term Incentive Compensation Plan which effects long-term incentive compensation grants for officers and resulted in earlier recognition of expense as compared to the year December 31, 2009. These increases were partially offset by insurance recoveries related to our defense of ongoing litigation during the year ended December 31, 2010.

Other Income (Expense)

Interest expense decreased approximately $5.0 million for the year ended December 31, 2010 compared to 2009. When we extended the $250 Million Unsecured Term Loan in June 2010, we entered into new interest rate swap agreements with four counterparties to effectively fix the rate on the $250 Million Unsecured Term Loan at 2.36% compared to the prior rate of 4.97% for the full year in 2009. The decrease is also attributable to lower net borrowings on our $500 Million Unsecured Facility during the year ended December 31, 2010 due to the receipt of approximately $184.4 million in net offering proceeds in February 2010.

Interest and other income decreased approximately $0.9 million for the year ended December 31, 2010 compared to the year ended

December 31, 2009. The variance is attributable to a $0.8 million non-recurring settlement in the prior period of an acquisition contingency in our favor for an acquisition which closed in 2003.

Equity in income of unconsolidated joint ventures increased approximately $2.5 million for the year ended December 31, 2010 compared to 2009. The increase was primarily a result of recognizing our proportionate share of an impairment loss on one of our unconsolidated joint ventures of approximately $2.6 million during the year ended December 31, 2009.

Income from continuing operations per share on a fully diluted basis increased from $0.40 for the year ended December 31, 2009 to $0.65 for the year ended December 31, 2010 for a number of reasons, including the impairment loss incurred in 2009, higher other rental income recognized during the year ended December 31, 2010 due to lease terminations and restructurings, as well as lower operating expenses, which were primarily related to lower estimated property tax assessments at several of our buildings, and lower interest expense as compared to 2009.

Discontinued Operations

In accordance with GAAP, we have classified the operations of the 111 Sylvan Avenue building , the Eastpointe Corporate Center, the 5000 Corporate Court building, and the 35 West Wacker Drive building as discontinued operations for all periods presented. Income from discontinued operations was approximately $8.3 million and $11.6 million for the years ended December 31, 2010 and 2009, respectively. Although operating income was higher for the year ended December 31, 2010 due mainly to lower property operating costs, depreciation, and amortization, these variances were more than offset by Piedmont's recognition of an impairment charge of approximately $9.6 million in conjunction with adjusting the 111 Sylvan Avenue building assets to estimated fair value (the sales price), less estimated costs to sell, as well as a subsequent loss on the sale of the building of approximately $0.8 million, which was the result of costs incurred for the substitution of another property for the 111 Sylvan Avenue building in our $350 Million Secured Pooled Facility.

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

We calculate FFO in accordance with the current NAREIT definition as follows: Net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment charges (including our proportionate share of any impairment charges and/or gains or losses from sales of property related to investments in unconsolidated joint ventures), plus depreciation and amortization on real estate assets (including our proportionate share of depreciation and amortization related to investments in unconsolidated joint ventures). Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

We calculate Core FFO as FFO (calculated as set forth above) less acquisition costs and other significant, non-recurring items, such as a gain on early extinguishment of debt.

We calculate AFFO as Core FFO (calculated as set forth above) exclusive of the net effects of: (i) amortization associated with deferred financing costs; (ii) depreciation of non real estate assets; (iii) straight-line lease revenue/expense; (iv) amortization of above and below-market lease intangibles; (v) stock-based and other non-cash compensation expense; (vi) amortization of mezzanine discount income; (vii) acquisition costs, and (viii) non-incremental capital expenditures (as defined below). Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	2011	Per Share (1)	2010	Per Share(1)	2009	Per Share(1)
Net income attributable to Piedmont	$225,041	$1.30	$120,379	$0.70	$74,700	$0.47
Depreciation of real assets (2)	110,421	0.64	105,107	0.62	106,878	0.68
Amortization of lease-related costs (2)	60,132	0.35	45,334	0.27	57,708	0.36
Gain on consolidation of VIE	(1,532)	(0.01)	—	—	—	—
Impairment loss on real estate assets (2)	—	—	9,640	0.06	37,633	0.24
(Gain)/loss on sale- wholly-owned properties	(122,657)	(0.71)	817	—	—	—
Gain on sale- unconsolidated partnerships	(116)	—	(25)	—	—	—
Funds From Operations	$271,289	$1.57	$281,252	$1.65	$276,919	$1.75
Adjustments:
Acquisition costs	1,347	0.01	600	—	—	—
(Gain)/loss on extinguishment of debt	(1,039)	(0.01)	—	—	—	—
Core Funds From Operations	$271,597	$1.57	$281,852	$1.65	$276,919	$1.75
Adjustments:
Deferred financing cost amortization	3,195	0.02	2,608	0.01	2,786	0.02
Amortization of fair market adjustments on notes payable	1,413	0.01	—	—	—	—
Depreciation of non real estate assets	499	—	707	—	632	—
Straight-line effects of lease revenue (2)	(9,507)	(0.06)	(6,088)	(0.04)	(997)	(0.01)
Stock-based and other non-cash compensation	4,705	0.03	3,681	0.02	3,178	0.02
Net effect of amortization of below-market in-place lease intangibles (2)	(7,065)	(0.04)	(5,793)	(0.03)	(5,399)	(0.03)
Income from amortization of discount on purchase of mezzanine loans	(484)	—	(2,405)	(0.01)	(2,278)	(0.01)
Acquisition costs	(1,347)	(0.01)	(600)	—	—	—
Non-incremental capital expenditures (3)	(60,401)	(0.35)	(45,286)	(0.26)	(37,546)	(0.24)
Adjusted Funds From Operations	$202,605	$1.17	$228,676	$1.34	$237,295	$1.50
Weighted-average shares outstanding – diluted	172,981		170,967		158,581

(1)	Based on weighted-average shares outstanding—diluted.

(2)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

(3)
Effective July 1, 2011, Piedmont defines non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements and leasing commissions that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either change the underlying classification from a Class B to a Class A property or enhance the marketability of a building are excluded from this measure. All prior periods presented have been recalculated in accordance with the new definition for comparability.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We perform non-customary services for tenants of buildings that we own, including real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. Furthermore during 2011, POH, through a wholly-owned subsidiary (Piedmont Power, LLC), commenced a project to install solar panels at our 400 Bridgewater Crossing building in Bridgewater, New Jersey. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including capitalization and discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to Piedmont. See Note 12 and Note 17 to our accompanying consolidated financial statements for further information on previously recognized impairment charges.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. The test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no issues of impairment related to our goodwill as of December 31, 2011.

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

Interest Rate Derivatives

We periodically enter into interest rate derivative agreements to hedge our exposure to changing interest rates on variable rate debt instruments. As required by GAAP, we record all derivatives on the balance sheet at fair value. We reassess the effectiveness of our derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. Currently, we do not use derivatives for trading or speculative purposes.

The changes in fair value of interest rate swap agreements designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate swap agreements as of December 31, 2011 are designated as cash flow hedges.

For interest rate cap agreements designated as cash flow hedges, we reassess the effectiveness of our interest rate caps on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of interest rate caps designated as cash flow hedges are recorded in OCI, and the option purchase premium is amortized (reclassified from OCI to interest expense) over the life of the hedging relationship as the hedged forecasted transactions affect earnings. The reclassification is based on a schedule created at the inception of the hedge, which allocates the purchase price to the future periods the hedge is expected to benefit, based on fair value as of the inception of the hedging relationship. Due to the complexities of cash flow hedge accounting, we evaluate the cost-benefit relationship between the size of the related interest rate cap agreements and the exposure to potential fluctuations in the fair value of the interest rate caps in order to determine if effective hedge accounting will be pursued. In cases where the benefit does not outweigh the costs, we elect to use mark-to-market accounting, which adjusts the interest rate cap agreements to estimated fair value through earnings on a quarterly basis. As of December 31, 2011, our interest rate cap agreements were immaterial and were recorded using mark-to-market accounting.

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2011.

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

Contractual Obligations

Our contractual obligations as of December 31, 2011 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$1,472,525	$185,000	(2)	$575,000	$572,525	$140,000
Operating lease obligations	78,618	750		1,500	1,500	74,868
Total	$1,551,143	$185,750		$576,500	$574,025	$214,868

(1)
Amounts include principal payments only. We made interest payments of $66.7 million, including interest rate swap cash settlements related to various interest rate swap agreements in force, during the year ended December 31, 2011 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 8 of our accompanying consolidated financial statements.

(2)	Includes the $140 Million 500 W. Monroe Mortgage Loan, which Piedmont repaid on January 9, 2012.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our $500 Million Unsecured Facility and our $300 Million Unsecured Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, a significant portion of our debt is based on fixed interest rates to hedge against instability in the credit markets, and we have effectively fixed the interest rate on our $300 Million Unsecured Term Loan through interest rate swap agreements, provided that we maintain our corporate credit rating. We do not enter into derivative or interest rate transactions for speculative purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2011, our consolidated debt consisted of the following (in thousands):

	2012		2013	2014	2015	2016		Thereafter	Total
Maturing debt:
Variable rate repayments	$140,000	(1)	$—	$—	$—	$—		$—	$140,000
Variable rate average interest rate	1.29%		—	—	—	—		—	1.29%
Fixed rate repayments	$45,000		$—	$575,000	$105,000	$467,525	(3)	$140,000	$1,332,525
Fixed rate average interest rate(2)	5.20%		—	4.89%	5.29%	3.72%		5.76%	4.61%

(1)	Includes the $140 Million 500 W. Monroe Mortgage Loan, which Piedmont repaid on January 9, 2012.

(2)	See Note 8 of our accompanying consolidated financial statements for further details on our debt structure.

(3)
The amount includes the $300 Million Unsecured Term Loan which has a stated variable rate; however, Piedmont entered into an interest rate swap agreement which effectively fixes the rate on this loan to 2.69% through November 22, 2016 (provided that we maintain our corporate credit rating).

As of December 31, 2010, our consolidated debt consisted of the following (in thousands):

	2011		2012	2013	2014	2015	Thereafter	Total
Maturing debt:
Variable rate repayments	$—		$—	$—	$—	$—	$—	$—
Variable rate average interest rate	—		—	—	—	—	—	—
Fixed rate repayments	$250,000		$45,000	$—	$695,000	$105,000	$307,525	$1,402,525
Fixed rate average interest rate	2.36%	(1)	5.20%	—	4.92%	5.29%	5.65%	4.66%

(1)
The $250 Million Unsecured Term Loan had a stated variable rate; however, Piedmont entered into an interest rate swap agreement which effectively fixed the rate on this loan to 2.36% through June 28, 2011, and was repaid at maturity.

As of December 31, 2011 and 2010, the estimated fair value of the line of credit and notes payable above was approximately $1.5 billion and $1.4 billion, respectively. Our interest rate swap agreements in place at December 31, 2011 and 2010 carried notional amounts totaling $300 million and $250 million, respectively and fixed interest rates of 2.69% and 2.36%, respectively.

The variable rate debt is based on LIBOR plus a specified margin or prime as elected by us at certain intervals. An increase in the variable interest rate on the variable-rate facilities constitutes a market risk, as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders. The current stated interest rate spread on the $500 Million Unsecured Facility is LIBOR plus 0.475% and the current stated interest rate spread on the $140 Million 500 W. Monroe Mortgage Loan is LIBOR plus 1.008%, however, the $140 Million mortgage loan is also subject to interest rate cap agreements, which limit Piedmont's exposure to potential increases in the LIBOR rate to 2.19%. As mentioned above, the $140 Million 500 W. Monroe Mortgage Loan was repaid in early January 2012.

A change in the interest rate on the fixed portion of our debt portfolio, or on the $300 Million Unsecured Term Loan which is effectively fixed through interest rate swaps, impacts the net financial instrument position but has no impact on interest incurred or cash flows.

As of December 31, 2011, a 1% change in interest rates would not have a material effect on our interest expense as our variable rate debt is limited to the $140 Million 500 W. Monroe Mortgage Loan which we repaid in early January 2012, and our $500 Million Unsecured Facility which has only $15.0 million outstanding as of the date of this filing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2011 or 2010.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2011, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued their report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s Web site at http://www.piedmontreit.com under the “Corporate Governance” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2011, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2011, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2011, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2011, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February 2012.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN	Director	February 28, 2012
Michael R. Buchanan

/s/ DONALD S. MOSS	Director	February 28, 2012
Donald S. Moss

/s/ WESLEY E. CANTRELL	Director	February 28, 2012
Wesley E. Cantrell

/s/ WILLIAM H. KEOGLER, JR.	Director	February 28, 2012
William H. Keogler, Jr.

/s/ JEFFREY L. SWOPE	Director	February 28, 2012
Jeffrey L. Swope

/s/ FRANK C. MCDOWELL	Director	February 28, 2012
Frank C. McDowell

/s/ W. WAYNE WOODY	Chairman, and Director	February 28, 2012
W. Wayne Woody

/s/ DONALD A. MILLER, CFA	President and Director	February 28, 2012
Donald A. Miller, CFA	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 28, 2012
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 28, 2012
Laura P. Moon	(Principal Accounting Officer)

Raymond G. Milnes, Jr.	Director

EXHIBIT INDEX
TO
2011 FORM 10-K
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

3.2	Articles of Amendment of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2011)

3.3	Articles Supplementary of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2011)

3.4	Amended and Restated Bylaws of Piedmont Office Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on January 22, 2010)

10.1
Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated June 11, 1998 (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-32099), filed on July 9, 1998)

10.2
Joint Venture Agreement of Wells/Fremont Associates dated July 15, 1998, by and between Wells Development Corporation and Piedmont Operating Partnership, L.P. (f/k/a Wells Operating Partnership, L.P. (the “Operating Partnership”) (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-32099), filed on August 14, 1998)

10.3
Amended and Restated Joint Venture Partnership Agreement of Fund XI-Fund XII-REIT Joint Venture dated June 21, 1999, by and among Wells Real Estate Fund XI, L.P., Wells Real Estate Fund XII, L.P. and the Operating Partnership (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-83933), filed on November 17, 1999)

10.4
Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership dated April 10, 2000, by and between the Operating Partnership and Wells Real Estate Fund XII, L.P. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-66657), filed on April 25, 2000)

10.5
Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership dated June 27, 2001, by and between the Operating Partnership and Wells Real Estate Investment Fund XIII, L.P. (incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-44900), filed on July 23, 2001)

10.6
Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. dated April 27, 2000 (incorporated by reference to Exhibit 10.106 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.7
First Amendment to Second Amended and Restated Limited Partnership Agreement of 35 W. Wacker Venture, L.P. dated November 6, 2003 (incorporated by reference to Exhibit 10.107 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.8
Amended and Restated Limited Partnership Agreement of Wells-Buck Venture, L.P. dated November 6, 2003, by and among Wells 35 W. Wacker, LLC, Buck 35 Wacker, L.L.C. and VV USA City, L.P. (incorporated by reference to Exhibit 10.108 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.9
Amended and Restated Promissory Note dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.10
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.11
Amended and Restated Promissory Note dated November 1, 2007, by 1225 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.12
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated October 24, 2002, by 1225 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.13
Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.14
First Amendment to Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.120 to Post-Effective Amendment No. 6 to Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.15
Limited Liability Company Agreement of 1225 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.16
First Amendment to Limited Liability Company Associates of 1225 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.17
Promissory Note dated April 20, 2004, by Wells REIT-Chicago Center Owner, LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.174 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.18
Mortgage, Security Agreement and Fixture Filing by Wells REIT-Chicago Center Owner, LLC to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.175 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.19
Loan Agreement (Multi-State) dated May 21, 2004, between Wells REIT-Austin, TX, L.P., Wells REIT—Multi-State Owner, LLC, Wells REIT-Nashville, TN, LLC and Wells REIT—Bridgewater, NJ, LLC; and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.176 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.20
Loan Agreement (D.C. Properties) dated May 21, 2004, between Wells REIT-Independence Square, LLC and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.177 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.21
Promissory Note dated May 5, 2005, by Wells REIT-800 Nicollett Avenue Owner, LLC. in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.22
Fixed Rate Note dated May 4, 2005, by 4250 N. Fairfax Owner, LLC in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.23
Amended and Restated Dividend Reinvestment Plan of the Company adopted February 24, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011)

10.24*
Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.25*
Amendment Number One to Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 14, 2011)

10.26
Escrow Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and SunTrust Bank (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.27
Pledge and Security Agreement dated April 16, 2007, by and between the Company, Wells Advisory Services I, LLC, WRT Acquisition Company, LLC and WGS Acquisition Company, LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.28
Registration Rights Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and Wells Capital, Inc. (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.29*
Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.30*
Amendment Number One to the Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 9, 2011)

10.31
Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.32*
Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.33*
Employment Agreement dated May 14, 2007, by and between the Company and Carroll A. “Bo” Reddic, IV (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

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

10.36
Master Property Management, Leasing, and Construction Management Agreement dated April 16, 2007 by and among the Company, the Operating Partnership, and Wells Management Company, Inc. (incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.37*
Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective May 18, 2007 (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 7, 2007)

10.38
Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.39
Credit Agreement dated August 31, 2007, by and among the Operating Partnership, the Company, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, JPMorgan Chase Bank, N.A., each of Morgan Stanley Bank, Bank of America, N.A., and PNC Bank, National Association, and the other banks signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 7, 2007)

10.40
Term Loan Agreement, dated as of June 26, 2008, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JP Morgan Securities, Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers and Book Managers, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, each of Wells Fargo Bank, N.A., Regions Bank, N.A., and US Bank N.A., as Documentation Agents, the other banks signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 1, 2008)

10.41
Loan Agreement dated as of July 11, 2007 by and between Broadway 500 West Monroe Fee LLC (now known as Piedmont 500 West Monroe Fee LLC) (“Mortgage Borrower”) and Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to Wells Fargo Bank, N.A., as Trustee, for the Certificate holders of Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates Trust, Series 2007-XLF9) (“Mortgage Lender”) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.42
Promissory Note dated as of July 11, 2007 by and between Mortgage Borrower and Mortgage Lender (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.43
First Omnibus Amendment to Loan Agreement and Other Loan Documents (Mortgage Loan) dated as of August 15, 2007, by and among Mortgage Borrower and Mortgage Lender (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.44
Amended and Restated Promissory Note dated as of August 15, 2007, by and among Mortgage Borrower and Mortgage Lender (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.45
Mezzanine A Loan Agreement dated as of July 11, 2007, by and between Broadway 500 West Monroe Mezz I LLC (now known as Piedmont 500 West Monroe Mezz I LLC) (“Mezzanine Borrower”) and Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to 500 W Monroe Mezz I-B, LLC and Deutsche Genossenschafts-Hypothekenbank AG) (“Mezzanine Lender”) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.46
Promissory Note (Mezzanine A Loan) dated as of July 11, 2007, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.47
First Omnibus Amendment to Loan Agreement and Other Loan Documents (Mezzanine A Loan), dated August 15, 2007, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.48
Amended and Restated Promissory Note (Mezzanine A Loan), dated August 15, 2007, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.49
Second Omnibus Amendment to Loan Agreement and Other Loan Documents (Mezzanine A Loan), dated as of February 26, 2008, by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.50
Second Amended and Restated Promissory Note (Mezzanine A Loan), by and between Mezzanine Borrower and Mezzanine Lender (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.51
Mezzanine A Loan Participation Agreement, dated as of February 26, 2008, by and between Mezzanine Lender, Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to Deutsche Genossenschafts-Hypothekenbank AG), as Participation A Holder, Morgan Stanley Mortgage Capital Holdings LLC (as predecessor in interest to 500 W Monroe Mezz I-B, LLC), as Participation B Holder, and LaSalle Bank National Association, as Custodian (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 5, 2011)

10.52
Term Loan Agreement, date as of November 22, 2011, among the Operating Partnership, as Borrower, the Company, as Parent, JP Morgan Securities, LLC, and Suntrust Robinson Humphrey, Inc., as Joint-Lead Arrangers and Book Runners, JPMorgan Chase Bank as Administrative Agent, Suntrust Bank as Syndication Agent, Wells Fargo Bank as Documentation Agent, the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 29, 2011)

10.53*
2010 Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 30, 2011)

10.54*
2010 Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 30, 2011)

10.55*
Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 30, 2011)

10.56*	Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 30, 2011)

21.1	List of Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document **

101.SCH **	XBRL Taxonomy Extension Schema **

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF **	XBRL Taxonomy Extension Definition Linkbase **

101.LAB **	XBRL Taxonomy Extension Label Linkbase **

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase **

*    Identifies each management contract or compensatory plan required to be filed.
**    Furnished with this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Piedmont Office Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piedmont Office Realty Trust, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piedmont Office Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 28, 2012

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Piedmont Office Realty Trust, Inc.

We have audited Piedmont Office Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Piedmont Office Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Piedmont Office Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2011 of Piedmont Office Realty Trust, Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 28, 2012

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$640,196	$647,653
Buildings and improvements, less accumulated depreciation of $792,342 and $744,756 as of December 31, 2011 and December 31, 2010, respectively	2,967,254	2,943,995
Intangible lease assets, less accumulated amortization of $119,419 and $145,742 as of December 31, 2011 and December 31, 2010, respectively	79,248	74,028
Construction in progress	17,353	11,152
Total real estate assets	3,704,051	3,676,828
Investments in unconsolidated joint ventures	38,181	42,018
Cash and cash equivalents	139,690	56,718
Tenant receivables, net of allowance for doubtful accounts of $631 and $1,298 as of December 31, 2011 and December 31, 2010, respectively	129,523	134,006
Notes receivable	—	61,144
Due from unconsolidated joint ventures	788	1,158
Restricted cash and escrows	9,039	12,475
Prepaid expenses and other assets	9,911	11,249
Goodwill	180,097	180,097
Deferred financing costs, less accumulated amortization of $9,214 and $11,893 as of December 31, 2011 and December 31, 2010, respectively	5,977	5,306
Deferred lease costs, less accumulated amortization of $120,358 and $137,726 as of December 31, 2011 and December 31, 2010, respectively	230,577	192,481
Total assets	$4,447,834	$4,373,480
Liabilities:
Line of credit and notes payable	$1,472,525	$1,402,525
Accounts payable, accrued expenses, and accrued capital expenditures	122,986	112,648
Deferred income	27,321	35,203
Intangible lease liabilities, less accumulated amortization of $63,981 and $84,308 as of December 31, 2011 and December 31, 2010, respectively	49,037	48,959
Interest rate swaps	2,537	691
Total liabilities	1,674,406	1,600,026
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2011 or December 31, 2010	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2011 or December 31, 2010	—	—
Common stock, $.01 par value; 750,000,000 shares authorized, 172,629,748 shares issued and outstanding as of December 31, 2011; and 172,658,489 shares issued and outstanding at December 31, 2010	1,726	1,727
Additional paid-in capital	3,663,662	3,661,308
Cumulative distributions in excess of earnings	(891,032)	(895,122)
Other comprehensive loss	(2,537)	(691)
Piedmont stockholders’ equity	2,771,819	2,767,222
Noncontrolling interest	1,609	6,232
Total stockholders’ equity	2,773,428	2,773,454
Total liabilities and stockholders’ equity	$4,447,834	$4,373,480
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$419,141	$408,375	$409,905
Tenant reimbursements	115,879	114,795	126,872
Property management fee revenue	1,584	3,212	3,111
Other rental income	5,038	6,658	2,764
	541,642	533,040	542,652
Expenses:
Property operating costs	208,711	196,875	207,018
Depreciation	104,818	97,275	97,467
Amortization	54,903	38,021	46,359
Impairment losses on real estate assets	—	—	35,063
General and administrative	24,838	28,388	26,656
	393,270	360,559	412,563
Real estate operating income	148,372	172,481	130,089
Other income (expense):
Interest expense	(65,817)	(66,486)	(71,464)
Interest and other income	2,774	3,486	4,407
Equity in income of unconsolidated joint ventures	1,619	2,633	104
Gain on consolidation of variable interest entity	1,532	—	—
Gain on extinguishment of debt	1,039	—	—
	(58,853)	(60,367)	(66,953)
Income from continuing operations	89,519	112,114	63,136
Discontinued operations:
Operating income, excluding impairment loss	12,880	18,684	11,579
Impairment loss	—	(9,587)	—
Gain/(loss) on sale of real estate assets	122,657	(817)	—
Income from discontinued operations	135,537	8,280	11,579
Net income	225,056	120,394	74,715
Less: Net income attributable to noncontrolling interest	(15)	(15)	(15)
Net income attributable to Piedmont	$225,041	$120,379	$74,700
Per share information—basic:
Income from continuing operations	$0.52	$0.66	$0.40
Income from discontinued operations	0.78	0.05	0.07
Income attributable to noncontrolling interest	—	—	—
Net income available to common stockholders	$1.30	$0.71	$0.47
Per share information—diluted:
Income from continuing operations	$0.52	$0.65	$0.40
Income from discontinued operations	0.78	0.05	0.07
Income attributable to noncontrolling interest	—	—	—
Net income available to common stockholders	$1.30	$0.70	$0.47
Weighted-average shares outstanding—basic	172,764,838	170,752,520	158,419,262
Weighted-average shares outstanding—diluted	172,980,947	170,967,324	158,580,990

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2008	159,633	$1,596	$3,491,654	$(674,326)	$(112,927)	$(8,957)	$5,254	$2,702,294
Issuance of common stock	4,284	43	107,657	—	—	—	—	107,700
Redemptions of common stock	(5,105)	(51)	(128,293)	—	—	—	—	(128,344)
Change in redeemable common stock outstanding	—	—	—	—	37,763	—	—	37,763
Dividends ($1.2600 per share) and distributions to noncontrolling interest	—	—	—	(198,935)	—	—	(16)	(198,951)
Premium on stock sales	—	—	3,585	—	—	—	—	3,585
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	105	1	2,565	—	—	—	—	2,566
Net income attributable to noncontrolling interest	—	—	—	—	—	—	478	478
Components of comprehensive income:
Net income	—	—	—	74,700	—	—	—	74,700
Net change in interest rate derivatives	—	—	—	—	—	5,091	—	5,091
Comprehensive income								79,791
Balance, December 31, 2009	158,917	1,589	3,477,168	(798,561)	(75,164)	(3,866)	5,716	2,606,882
Net proceeds from issuance of common stock	13,800	138	184,266	—	—	—	—	184,404
Redemptions of fractional shares of common stock	(200)	(2)	(2,900)	—	—	—	—	(2,902)
Change in redeemable common stock outstanding	—	—	—	—	75,164	—	—	75,164
Dividends to common stockholders($1.2600 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(33)	(216,940)	—	—	(15)	(216,988)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	141	2	2,807	—	—	—	—	2,809
Net income attributable to noncontrolling interest	—	—	—	—	—	—	531	531
Components of comprehensive income:
Net income	—	—	—	120,379	—	—	—	120,379
Net change in interest rate derivatives	—	—	—	—	—	3,175	—	3,175
Comprehensive income								123,554
Balance, December 31, 2010	172,658	1,727	3,661,308	(895,122)	—	(691)	6,232	2,773,454
Stock repurchases as part of announced program (see Note 2)	(199)	(2)	—	(3,242)	—	—	—	(3,244)
Offering costs associated with issuance of common stock	—	—	(479)	—	—	—	—	(479)
Attribution of asset sales proceeds to noncontrolling interest	—	—	—	—	—	—	(2,684)	(2,684)
Dividends to common stockholders ($1.2600 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(249)	(217,709)	—	—	(2,407)	(220,365)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	171	1	3,082	—	—	—	—	3,083
Net income attributable to noncontrolling interest:	—	—	—	—	—	—	468	468
Components of comprehensive income:
Net income	—	—	—	225,041	—	—	—	225,041
Net change in interest rate derivatives	—	—	—	—	—	(1,846)	—	(1,846)
Comprehensive income								223,195
Balance, December 31, 2011	172,630	$1,726	$3,663,662	$(891,032)	$—	$(2,537)	$1,609	$2,773,428

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$225,056	$120,394	$74,715
Operating distributions received from unconsolidated joint ventures	2,932	4,463	4,445
Adjustments to reconcile net income to net cash provided by operating activities:
Income attributable to noncontrolling interest- discontinued operations	453	516	463
Depreciation	109,730	104,490	106,073
Amortization of deferred financing costs and fair market value adjustments on notes payable	4,777	2,608	2,786
Other amortization	57,969	43,358	56,112
Impairment loss on real estate assets	—	7,041	35,063
Gain on extinguishment of debt	(1,041)	—	—
Accretion of discount on notes receivable	(482)	(2,400)	(2,272)
Stock compensation expense	4,705	3,681	2,878
Equity in income of unconsolidated joint ventures	(1,609)	(2,633)	(104)
Gain on consolidation of variable interest entity	(1,532)	—	—
(Gain)/loss on sale of real estate assets	(122,657)	817	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(13,295)	(5,564)	(1,668)
Decrease/(increase) in restricted cash and escrows	18,720	(11,818)	(10,966)
Increase in prepaid expenses and other assets	(760)	(1,958)	(175)
Increase in accounts payable and accrued expenses	3,511	12,058	4,607
(Decrease)/increase in deferred income	(16,134)	697	9,586
Net cash provided by operating activities	270,343	275,750	281,543
Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles	(215,609)	(114,147)	(37,454)
Cash assumed upon consolidation of variable interest entity	5,063	—	—
Investment in mezzanine debt	—	—	(10,000)
Net sale proceeds from wholly-owned properties and consolidated joint venture	291,785	51,637	—
Net sale proceeds received from unconsolidated joint ventures	3,036	189	—
Investments in unconsolidated joint ventures	(151)	(173)	(57)
Liquidation of noncontrolling interest upon sale of consolidated joint venture	(95)	—	—
Deferred lease costs paid	(50,297)	(17,700)	(21,155)
Net cash provided by/(used in) investing activities	33,732	(80,194)	(68,666)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,367)	(710)	(93)
Proceeds from line of credit and notes payable	829,000	25,000	181,000
Repayments of line of credit and notes payable	(822,875)	(139,000)	(188,100)
Net proceeds from/(costs of) issuance of common stock	(252)	185,774	90,581
Repurchases of common stock as part of announced program	(3,244)	—	—
Redemptions of common stock	—	(2,918)	(107,643)
Dividends paid to stockholders and distributions to noncontrolling interest	(220,365)	(216,988)	(198,951)
Net cash used in financing activities	(221,103)	(148,842)	(223,206)
Net increase/(decrease) in cash and cash equivalents	82,972	46,714	(10,329)
Cash and cash equivalents, beginning of year	56,718	10,004	20,333
Cash and cash equivalents, end of year	$139,690	$56,718	$10,004
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010, AND 2009

1.    Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations on June 5, 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner of Piedmont OP and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of December 31, 2011, Piedmont owned interests in 79 office properties, plus five buildings owned through unconsolidated joint ventures and two industrial buildings. Our 79 office properties are located in 18 metropolitan areas across the United States. These office properties comprise 20.9 million square feet of primarily Class A commercial office space, and were 86.5% leased as of December 31, 2011.

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

Piedmont owns interests in three real properties through its ownership in a consolidated joint venture, Piedmont Washington Properties, Inc. Piedmont has evaluated this entity based on the criteria outlined above and concluded that it is not a variable interest entity (“VIE”) and that Piedmont has a controlling interest in Piedmont Washington Properties, Inc. Accordingly, Piedmont’s consolidated financial statements include the accounts of Piedmont Washington Properties, Inc.

In addition, Piedmont owns interests in five properties through its ownership in three unconsolidated joint venture partnerships. Management has evaluated these joint ventures and determined that these entities are not VIEs. Although Piedmont is the majority equity participant in certain of these joint ventures, Piedmont does not have a controlling voting interest in any of them; however, Piedmont does exercise significant influence. As a result, the accounts of these joint ventures are not consolidated; but rather accounted for using the equity method of accounting in Piedmont’s consolidated financial statements.

Please refer to Note 9 for a summary of Piedmont’s interests in and consolidation treatment of its various VIEs as of December 31, 2011.

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

Real Estate Assets

Real estate assets are stated at cost, as adjusted for any impairment, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, any tenant improvements or major improvements, and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development of a real estate asset is in progress; however, no such interest was capitalized during the three years ended December 31, 2011.

Piedmont’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of economic life or lease term
Furniture, fixtures, and equipment	3-5 years
Intangible lease assets	Lease term

Piedmont continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction in which Piedmont has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present for wholly-owned properties, management assesses whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. Piedmont considers assets to be held for sale at the point at which a sale contract is executed and earnest money has become non-refundable. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, depending upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. See Note 12 for further information related to the disclosure of the estimated fair value of certain real estate assets.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental revenues over the remaining terms of the respective leases.

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

Gross intangible assets and liabilities as of December 31, 2011 and 2010, respectively, are as follows (in thousands):

	December 31, 2011	December 31, 2010
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$33,707	$49,233
Absorption Period Costs	$164,960	$170,537
Intangible Lease Origination Costs (included in Deferred Lease Costs)	$146,375	$164,782
Intangible Lease Liabilities (Below-Market In-Place Leases)	$113,018	$133,267

For the years ended December 31, 2011, 2010, and 2009, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	2011	2010	2009
Amortization expense related to Intangible Lease Origination Costs and Absorption Period Costs:	$48,013	$34,660	$47,188
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues:	$7,065	$5,788	$5,394

Net intangible assets and liabilities as of December 31, 2011 will be amortized as follows (in thousands):

	Intangible Lease Assets			Liabilities
	Above-Market In-place Lease Assets	Absorption Period Costs	Intangible Lease Origination Costs(1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2012	$2,554	$19,781	$12,746	$8,210
2013	1,772	8,853	9,985	6,201
2014	1,581	7,401	8,499	5,290
2015	1,479	7,087	7,901	4,776
2016	1,418	6,687	7,476	4,723
Thereafter	1,094	19,541	26,729	19,837
	$9,898	$69,350	$73,336	$49,037

Weighted-Average Amortization Period	5 years	7 years	9 years	8 years

(1)	Intangible lease origination costs are presented as a component of deferred lease costs on Piedmont’s accompanying consolidated balance sheets.

Investments in Unconsolidated Joint Ventures

Although Piedmont is the majority equity participant in certain unconsolidated joint ventures, Piedmont does not have a controlling voting interest in any of the unconsolidated joint ventures. Piedmont does, however, exercise significant influence over those joint ventures. Accordingly, Piedmont’s investments in unconsolidated joint ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income/(loss) attributable to such joint ventures. Pursuant to the terms of the unconsolidated joint venture agreements, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis, and are classified as cash inflows from operating activities, as they are presumed to be returns on Piedmont’s investment in the respective joint venture. Proceeds received as the result of a sale of an asset from an unconsolidated joint venture are considered a return of Piedmont’s investment in the joint venture and classified as cash inflows from investing activities.

Cash and Cash Equivalents

Piedmont considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Piedmont adjusted the allowance for doubtful accounts by recording (recoveries of)/provisions for bad debts of approximately $(0.4) million, $0.8 million, and ($0.2) million for the years ended December 31, 2011, 2010, and 2009, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of income.

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

Restricted Cash and Escrows

Restricted cash and escrows are primarily comprised of the following items:

•	escrow accounts held by lenders to pay future real estate taxes, insurance, debt service, and tenant improvements;

•	earnest money paid in connection with future acquisitions; and

•	security and utility deposits paid by tenants per the terms of their respective leases.

Restricted cash and escrows are generally reclassified to other asset or liability accounts upon being used to purchase assets, satisfy obligations, or settle tenant obligations.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of the following items:

•	prepaid property taxes, insurance and operating costs; and

•	equipment, furniture and fixtures, and tenant improvements for Piedmont’s corporate office space, net of accumulated depreciation.

Prepaid expenses and other assets will be expensed as utilized or reclassified to other asset or equity accounts upon being put into service in future periods. Balances without a future economic benefit are expensed as they are identified.

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

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense on a straight-line basis over the terms of the related financing arrangements. Piedmont recognized amortization of deferred financing costs for the years ended December 31, 2011, 2010, and 2009 of approximately $3.2 million, $2.6 million, and $2.8 million, respectively, which is included in interest expense in the accompanying consolidated statements of income.

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases, including intangible lease origination costs, and are capitalized and amortized on a straight-line basis over the terms of the related underlying leases. Amortization of deferred leasing costs is reflected in the accompanying consolidated statements of income as follows.

•
Piedmont amortized deferred lease costs of approximately $30.0 million, $26.8 million, and $32.6 million for the years ended December 31, 2011, 2010, and 2009, respectively, of which approximately $1.3 million, $0.7 million, and $0.7 million are related to the amortization of deferred common area maintenance costs which are recorded as property operating costs in the accompanying consolidated statements of income. The remaining amortization of deferred lease costs are recorded as amortization expense.

•
Piedmont recognized additional amortization of lease incentives classified as deferred lease costs of $3.7 million, $3.4 million, and $3.4 million, which was recorded as an adjustment to rental income for the years ended December 31, 2011, 2010, and 2009, respectively.

Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are adjusted to net realizable value through the consolidated statement of income.

Line of Credit and Notes Payable

Certain mortgage notes included in line of credit and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Piedmont adjusts the loan to fair value with a corresponding adjustment to building. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $1.4 million, $0, and $0 for the years ended December 31, 2011, 2010, and 2009, respectively.

Interest Rate Derivatives

Piedmont periodically enters into interest rate derivative agreements to hedge its exposure to changing interest rates on variable rate debt instruments. As required by GAAP, Piedmont records all derivatives on the balance sheet at fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. Currently, Piedmont does not use derivatives for trading or speculative purposes.

The changes in fair value of interest rate swap agreements designated as cash flow hedges are recorded in other comprehensive income (“OCI”), and the amounts in OCI will be reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate swap agreement is recorded as prepaid expenses and other assets or as interest rate swap liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate swap agreements are recorded as interest expense in the consolidated income statements as incurred. All of Piedmont's interest rate swap agreements as of December 31, 2011 are designated as cash flow hedges.

For interest rate cap agreements designated as cash flow hedges, Piedmont reassesses the effectiveness of its interest rate caps on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. The changes in fair value of interest rate caps designated as cash flow hedges are recorded in OCI, and the option purchase premium is amortized (reclassified from OCI to interest expense) over the life of the hedging relationship as the hedged forecasted transactions affect earnings. The reclassification is based on a schedule created at the inception of the hedge, which allocates the purchase price to the future periods the hedge is expected to benefit, based on fair value as of the inception of the hedging relationship. Due to the complexities of cash flow hedge accounting, Piedmont evaluates the cost-benefit relationship between the size of the related interest rate cap agreements and the exposure to potential fluctuations in the fair value of the interest rate caps in order to determine if effective hedge accounting will be pursued. In cases where the benefit does not outweigh the costs, Piedmont elects to use mark-to-market accounting, which adjusts the interest rate cap agreements to estimated fair value through earnings on a quarterly basis. As of December 31, 2011, Piedmont's interest rate cap agreements were immaterial and were recorded using mark-to-market accounting.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share, with the remainder allocated to additional paid in capital. Each share of common stock is entitled to one vote and participates in distributions equally. During the year ended December 31, 2011, the board of directors of Piedmont authorized the repurchase and retirement of up to $300 million of Piedmont's common stock through November 2013. Piedmont may repurchase the shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. Repurchases will depend upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. During the fourth quarter 2011, Piedmont repurchased 199,400 shares pursuant to this share repurchase authorization.

Dividends

As a REIT, Piedmont is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”). Piedmont sponsors a dividend reinvestment plan ("DRP") pursuant to which common stockholders may elect (if their brokerage agreements allow) to reinvest an amount equal to the dividends declared on their common shares into additional shares of Piedmont’s common stock in lieu of receiving cash dividends. Under the DRP, Piedmont has the option to either issue shares purchased in the open market or issue shares directly from Piedmont's authorized but unissued shares, in both cases at a 2% discount for the stockholder. Such election takes place at the settlement of each quarterly dividend in which there are participants in the DRP, and may change from quarter to quarter based on management's judgment of the best use of proceeds for Piedmont.

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

Revenue Recognition

All leases of real estate assets held by Piedmont are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Other rental income, consisting primarily of lease termination fees, is recognized once Piedmont has satisfied all obligations under the related lease or lease termination agreement.

Gains on the sale of real estate assets are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the purchaser. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized as of the sale date.

Stock-based Compensation

Piedmont has issued restricted stock to employees and directors, as well as stock options outstanding which were granted to independent directors in prior years. The non-cash expense recognized by Piedmont related to stock-based compensation for employees is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income.

Legal Fees

Piedmont recognizes legal expenses in the period in which services are rendered. Insurance reimbursements related to ongoing legal matters are recorded as a reduction of legal expense in the period that the insurance company definitively notifies Piedmont of its intent to issue payment.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes. Accordingly, neither a provision nor a benefit for federal income taxes has been made in the accompanying consolidated financial statements. Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the financial statements. Additionally, Piedmont conducts certain operations through its taxable REIT subsidiary (“TRS”), Piedmont Office Holdings, Inc. These operations resulted in estimated tax payments of approximately $6,000 for the year ended December 31, 2011, which is recorded in the accompanying financial statements as general and administrative costs.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to (i) the required presentation of income from discontinued operations for the 111 Sylvan Avenue building in Englewood Cliffs, New Jersey (sold in December 2010), the Eastpointe Corporate Center in Issaquah, Washington (sold in July 2011), the 5000 Corporate Court building in Holtsville, New York (sold in August 2011), and the 35 West Wacker Drive building in Chicago, Illinois (sold in December 2011), (ii) the disclosure of Restricted cash and escrows, which was formerly a component of Prepaid expenses and other assets, and (iii) the reclassification of Class A and Class B common shares as common stock (see Note 3 for further detail). All such reclassifications do not affect net income attributable to Piedmont as presented in previous years.

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

In June 2011, the FASB issued a new requirement related to the presentation of Comprehensive Income ("ASC 220") intended to converge how OCI is presented under GAAP and IFRS. ASC 220 gives an entity the option to present OCI information in either a single continuous statement of comprehensive income or in two separate but consecutive statements, but eliminates the presentation of OCI in the statement of stockholders' equity. The adoption of ASC 220 is effective for Piedmont beginning with its first quarter 2012 interim financial statements, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income, which has been deferred. As the requirement pertains to presentation and disclosure only, the pronouncement is not expected to have a material impact on Piedmont's consolidated financial statements.

In September 2011, the FASB issued an amendment to ASC 350 regarding the testing of goodwill for impairment. Under the amended guidance, companies have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, a company concludes that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. Although early adoption of this amendment is permitted, the adoption of the amendment to ASC 350 will be effective for Piedmont beginning with the 2012 fiscal year and is not expected to have a material impact on Piedmont's consolidated financial statements or disclosures.

3.    Recapitalization, Listing and Offering of Common Stock

In conjunction with its listing and concurrent offering in February 2010, Piedmont also recapitalized its common stock pursuant to a stockholder-approved amendment to its Charter (the "Recapitalization"). The Recapitalization was effected on a pro rata basis with respect to all of Piedmont's stockholders and had the effect of reducing the total number of outstanding shares of its common stock without affecting any stockholder’s proportionate ownership (except for any changes resulting from the payment of cash in lieu of fractional shares). In addition, the Recapitalization created four classes of stock which were each ultimately converted into shares which were listed on the New York Stock Exchange (the "NYSE") over the following twelve months, with the final shares listing in January 2011.

Effective June 30, 2011, the board of directors of Piedmont approved Articles Supplementary and Articles of Amendment to Piedmont's Third Articles of Amendment and Restatement. Together, the Articles Supplementary and Articles of Amendment (1) reclassified and designated all of our authorized but unissued shares of Class B common stock as Class A common stock and then (2) changed the designation of its Class A common stock to Common Stock. The Articles Supplementary and Articles of Amendment were each filed with the State Department of Assessments and Taxation of Maryland on June 30, 2011 and were effective upon such filing. As a result, we now have one class of common stock. Share and per share information for all prior periods presented has been restated for the effects of the Recapitalization and subsequent reclassification and designation.

4.    Acquisitions of Real Estate Assets

During the year ended December 31, 2011, Piedmont acquired the following properties:

Property	Metropolitan Statistical Area	Date of Acquisition	Number of Buildings	Rentable Square Feet	Percentage Occupied as of Acquisition	Purchase Price (in millions)
1200 Enclave Parkway	Houston, TX	March 30, 2011	1	149,654	18%	$18.5
500 W. Monroe	Chicago, IL	March 31, 2011	1	962,361	67%	$227.5	(1)
The Dupree	Atlanta, GA	April 29, 2011	1	137,818	83%	$20.5
The Medici	Atlanta, GA	June 7, 2011	1	152,221	22%	$13.2
225 and 235 Presidential Way	Boston, MA	September 13, 2011	2	440,130	100%	$85.3
400 TownPark	Orlando, FL	November 10, 2011	1	175,674	19%	$23.9

(1)    Piedmont acquired the 500 W. Monroe building located in downtown Chicago, Illinois through a foreclosure sale related to certain notes receivable previously held by Piedmont (see Note 6 for a more complete description of this transaction). No additional purchase consideration was required to acquire the 500 W. Monroe building interests.

5.    Tenant Receivables

Tenant receivables as of December 31, 2011 and 2010, respectively, are as follows (in thousands):

	2011	2010
Tenant receivables, net of allowance for doubtful accounts of $631 and $1,298 as of December 31, 2011 and 2010, respectively	$24,722	$28,849
Cumulative rental revenue recognized on a straight-line basis in excess of cash received in accordance with lease terms	104,801	105,157
Tenant receivables	$129,523	$134,006

6.    Notes Receivable

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

As a result of obtaining control of the property, Piedmont became the primary beneficiary of the VIE containing the 500 W. Monroe building, subject to a $140.0 million first mortgage loan secured by the building and a $45.0 million mezzanine loan collateralized by an equity ownership interest in the borrower under the mezzanine loan, (together, the "500 W. Monroe Loans") (both of which Piedmont subsequently repaid- see Note 8.) As such, Piedmont recorded the fair value of all of the assets and liabilities associated with the 500 W. Monroe building, the remaining then-outstanding debt payable to third party lenders, and the interest rate cap agreements associated with the assumed debt in its consolidated financial statements in March 2011. The net result of recording the estimated fair value of the net assets upon consolidation of the VIE resulted in an approximate $1.5 million non-cash gain which is reflected in Piedmont’s results of operations for the year ended December 31, 2011. Additionally, Piedmont recognized approximately $2.7 million in other income during the year ended December 31, 2011 related to cash representing the building’s operating cash flow during the period between the original default date in August 2010, and the consummation of the foreclosure process on March 31, 2011. Such income had been deferred due to the ownership uncertainties associated with legal actions related to the foreclosure proceedings.

7.    Unconsolidated Joint Ventures

Investments in Unconsolidated Joint Ventures

As of December 31, 2011 and 2010, Piedmont owned interests in the following unconsolidated joint ventures (in thousands):

Name of Joint Venture	Properties Held by Joint Venture	Piedmont’s Approximate Ownership Percentage	Net Book Value
			2011	2010
Fund XIII and REIT Joint Venture	8560 Upland Drive Two Park Center	72%	$19,180	$19,543
Fund XII REIT and Joint Venture	4685 Investment Drive 5301 Maryland Way	55%	16,329	16,688
Fund XI, XII and REIT Joint Venture	20/20	57%	2,672	2,871
Wells/Fremont Associates	Property sold during 2011	78%	—	2,667
Fund IX, X, XI, and REIT Joint Venture	Property sold during 2011	4%	—	249
			$38,181	$42,018

Sale of Property Owned in Unconsolidated Joint Venture

During the year ended December 31, 2011, Wells/Fremont Associates sold the 47300 Kato Road building located in Fremont, California for a gross sales price of $3.8 million. Piedmont owned approximately 78% of the joint venture, and recorded its proportionate share of the net sales proceeds and gain on sale of approximately $2.7 million and $71,000, respectively.

Also during the current period, Fund IX, X, XI and REIT Joint Venture sold the 360 Interlocken building located in Broomfield, Colorado for a gross sales price of $9.2 million. Piedmont owned approximately 4% of the joint venture, and recorded its proportionate share of the net sales proceeds and gain on sale of approximately $0.3 million and $45,000, respectively.

8.    Line of Credit and Notes Payable

During the year ended December 31, 2011, Piedmont assumed and subsequently exercised its extension options to extend the maturity dates of the $140 Million 500 W. Monroe Mortgage Loan and the $45 Million 500 W. Monroe Mezzanine 1-A Loan Participation to August 9, 2012. On November 17, 2011, Piedmont paid $43.9 million to the respective lenders in full satisfaction of the $45 Million 500 W. Monroe Mezzanine I Loan- A Participation. Piedmont did not incur a defeasance or yield maintenance penalty and recognized a gain on the early extinguishment of debt of approximately $1.0 million, which was net of the recognition of the remaining unamortized deferred financing costs associated with the loan of approximately $0.1 million. Further, on January 9, 2012, Piedmont repaid $140 million in full satisfaction of the $140 Million 500 W. Monroe Mortgage Loan.

Effective May 18, 2011, Piedmont exercised its extension option on the maturity date of the $500 Million Unsecured Facility for one year to August 30, 2012 upon payment of a 15 basis point extension fee. Further, on June 28, 2011, Piedmont repaid the $250 Million Unsecured Term Loan using proceeds from its $500 Million Unsecured Facility.

On November 22, 2011, Piedmont entered into an $300 million unsecured term loan facility (the "$300 Million Unsecured Term Loan") with a consortium of lenders with a term of five years, maturing on November 22, 2016. Additionally, Piedmont may request up to four times during the term of the agreement to establish one or more new term loan commitments up to an aggregate amount of $200 million, provided that no single request is less than $25 million. The maturity date of such additional requests, if exercised, would be coterminous with the original maturity date of the term loan agreement. The $300 Million Unsecured Term Loan has the option to bear interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) or Base Rate, defined as the greater of the prime rate, the federal funds rate plus 0.50%, or LIBOR for a one-month period plus 1% if a LIBOR loan has been selected, (ii) the credit rating levels issued for Piedmont, and (iii) for LIBOR loans, an interest period selected by Piedmont. The stated interest rate spread over LIBOR can vary from 1.1% to 2.25% based upon the then current credit rating of Piedmont, which is 1.45% as of the closing of the facility.

In connection with obtaining the $300 Million Unsecured Term Loan, Piedmont entered into interest rate swap agreements with several counterparties for the full outstanding balance of the loan as of the closing date. The effective date of each interest rate swap agreement is November 22, 2011, and each agreement terminates on November 22, 2016. Piedmont will pay monthly interest at the stated rate mentioned above of LIBOR (or Base Rate) plus the applicable spread and will, in addition, pay funds to or receive funds from the counterparties depending on the level of interest rates. Therefore, after considering the terms of the swap agreements and Piedmont's current credit rating, Piedmont’s cash expenditure for interest will be effectively fixed, exclusive of changes to Piedmont's credit rating, at 2.69%.

On December 15, 2011, Piedmont sold its interest in the office property known as the 35 West Wacker Drive building. The property is encumbered by a mortgage note, which was assumed by the purchaser as part of the transaction. See Note 17 for additional information.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2011 and 2010 (in thousands):

Facility	Collateral	Rate(1)		Maturity		Amount Outstanding as of December 31,
						2011	2010
Secured (Fixed)
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%		6/1/2012		$45,000	$45,000
$120.0 Million 35 West Wacker Drive Mortgage Note(2)	35 West Wacker Drive	5.10%		1/1/2014		—	120,000
$200.0 Million Mortgage Note	Aon Center	4.87%		5/1/2014		200,000	200,000
$25.0 Million Mortgage Note	Aon Center	5.70%		5/1/2014		25,000	25,000
$350.0 Million Secured Pooled Facility	Nine Property Collateralized Pool(3)	4.84%		6/7/2014		350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015		105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool(4)	5.50%		4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525	42,525
$140.0 Million WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000	140,000
$140.0 Million 500 W. Monroe Mortgage Loan	500 W. Monroe	LIBOR + 1.008%	(5)	8/9/2012	(6)	140,000	—
Subtotal/Weighted Average(7)		4.70%				1,172,525	1,152,525
Unsecured (Variable)
$250 Million Unsecured Term Loan		LIBOR + 1.50%		6/28/2011		—	250,000
$300 Million Unsecured Term Loan		LIBOR + 1.45%	(8)	11/22/2016		300,000	—
$500 Million Unsecured Facility(9)		—%		8/30/2012		—	—
Subtotal/Weighted Average(7)		2.69%				300,000	250,000
Total/ Weighted Average(7)		4.29%				$1,472,525	$1,402,525

(1)	All of Piedmont’s outstanding debt as of December 31, 2011 and 2010 is interest-only debt.

(2)	On December 15, 2011, Piedmont sold its ownership interest in the 35 West Wacker Drive building. As part of the transaction, the buyer assumed the mortgage note secured by the property.

(3)
Nine property collateralized pool includes:1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, the One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(4)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(5)	Subject to interest rate cap agreements, which limit Piedmont's exposure to potential increases in the LIBOR rate to 2.19%.

(6)	Repaid in full on January 9, 2012.

(7)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of December 31, 2011.

(8)
The $300 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.69% through November 22, 2016.

(9)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All LIBOR selections are subject to an additional spread (0.475% as of December 31, 2011) over the selected rate based on Piedmont’s current credit rating.

A summary of the aggregate maturities of Piedmont’s indebtedness as of December 31, 2011, is provided below (in thousands):

2012	$185,000	(1)
2013	—
2014	575,000
2015	105,000
2016	467,525
Thereafter	140,000
Total	$1,472,525

(1)	Includes the $140 Million 500 W. Monroe Mortgage Loan, which Piedmont repaid on January 9, 2012.

Piedmont’s weighted-average interest rate as of December 31, 2011 and 2010, for aforementioned borrowings was approximately 4.29% and 4.66%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements, of approximately $66.7 million, $70.2 million, and $75.0 million during the years ended December 31, 2011, 2010, and 2009, respectively.

9.    Variable Interest Entities

Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.

A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of December 31, 2011 is as follows, (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of December 31, 2011	Net Carrying Amount as of December 31, 2010	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(1.6)	$0.3
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$0.6	$1.9
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Wells REIT Multi-State Owner, LLC	100%	1200 Crown Colony Drive	Consolidated	$28.0	$21.8	In accordance with a tenant's lease, if Piedmont sells the property on or before March 2013, then the tenant would be entitled to an equity participation fee.
Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$76.9	$—
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

Medici Atlanta, LLC	100%	The Medici	Consolidated	$13.0	$—
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

400 TownPark, LLC	100%	400 TownPark	Consolidated	$23.7	$—
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

10.    Derivative Instruments

Risk Management Objective of Using Derivatives

In addition to operational risks which arise in the normal course of business, Piedmont is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, Piedmont has entered into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Piedmont’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the year ended December 31, 2011, Piedmont used interest rate swap agreements to hedge the variable cash flows associated with its $250 Million Unsecured Term Loan through its maturity, as well as two interest rate cap agreements associated with the 500 W. Monroe Loans through their original maturity (see Notes 6 and 8), both of these derivatives were designated as effective cash flow hedges. On July 27, 2011, Piedmont entered into two new interest rate cap agreements effective on August 15, 2011 associated with the extension of the 500 W. Monroe Loans and elected to account for the agreements under mark-to-market accounting, which adjusts the value of the agreements to estimated fair value on a quarterly basis through earnings. As such, Piedmont recognized approximately $47,000 of expense related to mark-to-market accounting on the replacement interest rate caps during the year ended December 31, 2011. On November 21, 2011, Piedmont entered into four new interest rate swap agreements to hedge the variable cash flows associated with its new $300 Million Unsecured Term Loan facility, and has designated the swaps as cash flow hedges of interest rate risk.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2011 is as follows:

Interest Rate Derivatives:	Notional Amount (in millions)		Effective Date	Maturity Date
Interest rate swap	$125		11/22/2011	11/22/2016
Interest rate swap	$75		11/22/2011	11/22/2016
Interest rate swap	$50		11/22/2011	11/22/2016
Interest rate swap	$50		11/22/2011	11/22/2016
Total	$300

Interest rate cap	$140	(2)	8/15/2011	8/15/2012	(1)
Interest rate cap	$62	(3)	8/15/2011	8/15/2012	(1)
Total	$202

(1)	Mirrors the monthly interest accrual period of the 500 W. Monroe Loans.

(2)	On January 9, 2012, Piedmont fully repaid the $140 Million 500 W. Monroe Mortgage Loan.

(3)
Interest rate cap agreement is inclusive of both the $45 Million 500 W. Monroe Mezzanine I Loan- A Participation payable to an unrelated third-party, as well as the loan participation formerly payable to Piedmont. On November 17, 2011, Piedmont fully repaid the $45 Million 500 W. Monroe Mezzanine I Loan- A Participation.

All of Piedmont's interest rate derivative agreements outstanding through August 9, 2011, as well as the interest rate swap agreements entered into in conjunction with the $300 Million Unsecured Term Loan, were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The effective portion of Piedmont’s derivative financial instruments (interest rate caps prior to August 9, 2011 and all interest rate swaps outstanding during the respective periods) that was recorded in the accompanying consolidated statements of income for the years ended December 31, 2011, 2010, and 2009, respectively, is as follows (in thousands):

Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	December 31, 2011	December 31, 2010	December 31, 2009
Amount of loss recognized in OCI on derivatives	$3,064	$1,529	$2,812
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(1,218)	$(4,704)	$(7,903)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the years ended December 31, 2011, 2010, or 2009.

Amounts reported in accumulated other comprehensive loss related to Piedmont’s derivatives are reclassified to interest expense as interest is incurred. Piedmont estimates that an additional $2.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.

Please see the accompanying statements of stockholders’ equity for a rollforward of Piedmont’s Other Comprehensive Loss account. Additionally, see Note 11 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation. If Piedmont breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $2.6 million.

11.    Fair Value Measurements

Piedmont considers its cash, accounts receivable, accounts payable, interest rate swap agreements, interest rate cap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of December 31, 2011 and 2010, respectively (in thousands):

	As of December 31, 2011		As of December 31, 2010
Financial Instrument	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents(1)	$139,690	$139,690	$56,718	$56,718
Tenant receivables, net(1)	$129,523	$129,523	$134,006	$134,006
Accounts payable(1)	$14,637	$14,637	$15,763	$15,763
Interest rate swap agreements	$2,537	$2,537	$691	$691
Interest rate cap agreements	$—	$—	N/A	N/A
Line of credit and notes payable	$1,472,525	$1,529,811	$1,402,525	$1,428,255

(1)	For the periods presented, the carrying value approximates estimated fair value.

Piedmont’s interest rate cap agreements discussed in Note 10 above were adjusted and carried at fair value as of December 31, 2011, and Piedmont's interest rate swap agreements, also discussed in Note 10 above, were adjusted and carried at fair value as of December 31, 2011 and 2010. The interest rate swap and interest rate cap agreements were classified as “Interest rate swap” liability and as a component of “Prepaid expenses and other assets”, respectively, in the accompanying consolidated balance sheets. The valuation of these derivative instruments, for both types of agreements, was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, as related to the interest rate swap agreements, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. This total expected exposure was then discounted using factors that contemplate the creditworthiness of Piedmont and the counterparties to arrive at a credit charge. This credit charge was then netted against the value of the derivative financial instruments determined using the discounted cash flow analysis described above to arrive at a total estimated fair value of the interest rate swap agreements. As of December 31, 2011 and 2010, the credit valuation adjustment did not comprise a material portion of the fair values of the derivative financial instruments; therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider either of its derivative financial instruments to be Level 3 liabilities.

12.    Impairment of Certain Real Estate Assets

Piedmont recorded the following impairment charges as a component of income from continuing operations for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010		2009
Impairment losses recorded in real estate operating expenses:
Auburn Hills Corporate Center	$—	$—		$10,173
1111 Durham Avenue	—	—		14,274
1441 West Long Lake Road	—	—		10,616
Impairment losses on real estate assets	$—	$—	(1)	$35,063

(1)
During the year ended December 31, 2010, Piedmont recorded an impairment charge of approximately $9.6 million on the 111 Sylvan Avenue building as a component of discontinued operations. See Note 17 below for further detail.

Piedmont did not recognize an impairment loss on its held-for-use, wholly-owned buildings during the years ended December 31, 2011 or 2010; however, during the year ended December 31, 2009, Piedmont reduced its intended holding periods for the Auburn Hills Corporate Center building, purchased in May 2003 and comprising approximately 119,000 square feet, and the 1441 West Long Lake Road building, purchased in June 2000 and comprising approximately 107,000 square feet, both of which are located in the Detroit, Michigan market. During the same period, Piedmont reduced the intended holding period for the 1111 Durham Avenue building, purchased in November 2000 and comprising approximately 237,000 square feet, located in South Plainfield New Jersey. The decision to reduce estimated future rental revenues and the holding periods for the two Detroit assets was prompted by the loss of prospective replacement tenants and overall market declines in the Detroit, Michigan market. Further, changes in management’s expectation of re-leasing prospects of the New Jersey asset, coupled with general market declines in the South Plainfield submarket, prompted the reduction of intended hold period and estimated future rental revenues during the third quarter 2009. The cumulative effect of these decisions triggered a reassessment of speculative leasing assumptions for these buildings, which entailed, among other things, evaluating market rents, leasing costs and the downtime necessary to complete necessary re-leasing activities. Based on a comparison of the projected undiscounted future cash flows with the net book value of the real estate and intangible assets, Piedmont determined that the carrying values of the assets were not recoverable and, accordingly, recorded an impairment loss on real estate assets in the amount of approximately $35.1 million to reduce the carrying value of the assets to their estimated fair value based upon the present value of future cash flows.

Fair Value Considerations for Property

In accordance with GAAP regarding fair value measurements, Piedmont valued the Auburn Hills Corporate Center building, the 1111 Durham Avenue building, and the 1441 West Long Lake Road building using the fair value processes and techniques prescribed by authoritative literature. The fair value measurements used in these evaluations of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy as defined in GAAP, as there are significant unobservable inputs. Examples of inputs Piedmont utilizes in its fair value calculations are discount rates, market capitalization rates, speculative leasing rates and assumptions, timing of leases, rental concessions and leasing capital, and sales prices. The following amounts represent the detail of the adjustments recognized during the year ended December 31, 2009 using Level 3 inputs (in thousands):

Wholly-Owned Properties	Net Book Value	Impairment Recognized	Fair Value
Auburn Hills Corporate Center	$17,633	$10,173	$7,460
1111 Durham Avenue	27,984	14,274	13,710
1441 West Long Lake Road	17,141	10,616	6,525
	$62,758	$35,063	$27,695

13.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of December 31, 2011, Piedmont anticipates funding approximately $143.8 million in potential unrecorded obligations for tenant improvements related to its existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next several years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded additional expense related to such tenant audits/disputes of approximately $0.7 million, $0.4 million and $1.4 million during the years ended December 31, 2011, 2010, and 2009, respectively, as adjustments to earnings.

Letters of Credit

As of December 31, 2011, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Facility:

Amount	Expiration of Letter of Credit (1)
$14,782,820	February 2012
$9,033,164	June 2012
$382,556	August 2012
$1,231,573	December 2012

(1)	These letter of credit agreements contain an “evergreen” clause, which automatically renews for consecutive, one-year periods each anniversary, subject to certain limitations.

Operating Lease Obligations

Three properties (the River Corporate Center building in Tempe, Arizona; the 8700 South Price Road building in Tempe, Arizona; and the 2001 NW 64th Street building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of December 31, 2011 are presented below (in thousands):

2012	$750
2013	750
2014	750
2015	749
2016	749
Thereafter	74,870
Total	$78,618

Ground rent expense was approximately $0.6 million for the years ended December 31, 2011, 2010, and 2009, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the real estate assets of the related office buildings subject to operating ground leases is approximately $26.0 million and $26.4 million as of December 31, 2011 and 2010, respectively.

Assertion of Legal Action

Piedmont is currently party to two separate lawsuits, where one of the lead plaintiffs in each lawsuit is the same stockholder. The first suit was filed in March 2007, and, in general, alleges inadequate disclosures pursuant to the federal securities laws against Piedmont’s officers, directors, and advisors in connection with the transaction to internalize its management function and become a self-managed entity. The suit originally contained thirteen counts; however, twelve of those counts have subsequently been dismissed. The suit has been removed from the court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the court. Piedmont believes that plaintiff's remaining allegation is without merit and intends to continue to vigorously defend this action; however, due to the uncertainties inherent in any litigation, Piedmont has determined that the risk of material loss associated with this lawsuit is reasonably possible. The plaintiff has claimed damages of approximately $159 million plus pre-judgment interest, which defendants dispute. There are a number of defendants in this case and the allocation of damages, if any, between Piedmont and any other defendants (including any indemnification rights or obligations of Piedmont with respect to the other defendants) is indeterminable at this time. Additionally, up to $15 million of such potential damages may be recoverable by Piedmont under its insurance policies. Therefore, Piedmont estimates the range of gross potential loss (without regard to allocations or insurance recoveries) associated with this claim to be $0 to $159 million plus pre-judgment interest.
The second lawsuit was filed in October 2007 and originally alleged four counts, including inadequate disclosures pursuant to the federal securities laws. To date, the court has dismissed two of the four counts in their entirety and has dismissed portions of the remaining two counts. On April 11, 2011, the Eleventh Circuit Court of Appeals invalidated the district court’s order certifying a class and remanded the case to the district court for further proceedings. Piedmont believes that plaintiffs' allegations are without merit, and intends to continue to vigorously defend this action. Due to the uncertainties inherent in any litigation process, Piedmont’s assessment of the merits of the case notwithstanding, the risk of material financial loss does exist; however, given that a class has not yet been established, Piedmont's current assessment of the risk of material financial loss associated with this case is that it is remote. Such assessment is subject to change in future periods as additional legal rulings are made by the court.
Please refer to Part I. Item 3 “Legal Proceedings” for a complete description of the chronology of the two lawsuits.
Other Legal Matters

Piedmont is from time to time a party to other legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition.

14.    Stock Based Compensation

Deferred Stock Awards

Piedmont has granted deferred stock awards in the form of restricted stock to its employees. The awards are determined by the Compensation Committee of the board of directors of Piedmont on an annual basis and typically vest over a three-year period beginning on the grant date. In addition, Piedmont has adopted a multi-year performance share program for certain of its employees beginning in 2010. Restricted shares are earned based on the relative performance of Piedmont's total stockholder return as compared with a predetermined peer group's total stockholder return over a three-year period. Typically, shares are not awarded until the end of the third year in the performance period and vest immediately upon award; however, the inaugural performance share program, which covers the fiscal 2010-2013 performance period, contains three interim performance periods whereby shares may be awarded.

A rollforward of Piedmont's deferred stock award activity for the year ended December 31, 2011 is as follows:

	Unvested Deferred Stock Awards as of January 1, 2011	Deferred Stock Awards Granted During Fiscal Year 2011	Deferred Stock Awards Vested During Fiscal Year 2011	Deferred Stock Awards Forfeited During Fiscal Year 2011	Unvested Deferred Stock Awards as of December 31, 2011
Shares	526,030	230,592	(241,612)	(3,807)	511,203
Weighted-Average Grant Date Fair Value	$20.20	$19.40	$20.80	$19.38	$19.56

A detail of Piedmont’s outstanding employee deferred stock awards as of December 31, 2011 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares as of December 31, 2011
May 6, 2009	Annual Deferred Stock Award	135,564		$22.20	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 6, 2010, 2011, and 2012, respectively.	44,184
May 11, 2010	Fiscal Year 2010-2012 Performance Share Program	27,502	(2)	$28.44	Shares vest immediately upon award.	135,130	(3)
May 24, 2010	Annual Deferred Stock Award	180,340		$18.71	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	106,965
May 24, 2010	One-Time, Special Deferred Stock Award in Recognition of Piedmont's Initial Public Offering	46,440		$18.71	Of the shares granted, 33.33% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	34,912
April 5, 2011	Annual Deferred Stock Award	142,468		$19.40	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 5, 2012, 2013, and 2014, respectively.	114,780
April 5, 2011	Fiscal Year 2011-2013 Performance Share Program	—		$18.27	Shares vest immediately upon award.	75,232	(3)
Total						511,203

(1)	Amounts reflect the total grant, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2011.

(2)	Represents shares granted at the end of the first interim performance period ended December 31, 2010.

(3)
Estimated based on Piedmont's cumulative total stockholder return for the respective performance period relative to a predetermined peer group's cumulative total stockholder return for the respective performance period through December 31, 2011. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the years ended December 31, 2011, 2010, and 2009, Piedmont recognized approximately $6.5 million, $5.1 million and $3.6 million of compensation expense and directors' fees related to stock awards, respectively, of which $5.3 million, $3.7 million and $2.3 million, respectively, related to the non-vested shares. During the year ended December 31, 2011, 170,659 shares were issued to employees, directors and officers. As of December 31, 2011, approximately $4.0 million of unrecognized compensation cost related to non-vested, share-based compensation remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately one year.

15.    Earnings Per Share

There are no adjustments to “Net income attributable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including nonvested restricted stock. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur as if the remaining unvested restricted stock awards has vested and resulted in additional common shares outstanding. The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the years ended December 2011, 2010, and 2009 (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Weighted-average common shares—basic	172,765	170,753	158,419
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	216	214	162
Weighted-average common shares—diluted	172,981	170,967	158,581

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

Piedmont’s wholly-owned and consolidated joint venture properties, excluding industrial properties, are located in 18 metropolitan areas. Based on annualized lease revenue as of December 31, 2011, approximately 22.4%, 21.6%, and 15.7% of these real estate assets are located in metropolitan Chicago, metropolitan Washington, D.C., and New York, respectively. Furthermore, approximately 13% of Piedmont's annualized lease revenue is generated from federal governmental agencies.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases, excluding industrial properties and unconsolidated joint ventures, as of December 31, 2011, is presented below (in thousands):

Years ending December 31:
2012	$385,071
2013	372,971
2014	326,157
2015	311,957
2016	272,892
Thereafter	1,262,099
Total	$2,931,147

17.    Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations (in thousands):

Building Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
111 Sylvan Avenue	Englewood Cliffs, New Jersey	December 8, 2010	$(817)	$51,637
Eastpointe Corporate Center	Issaquah, Washington	July 1, 2011	$12,152	$31,704
5000 Corporate Court	Holtsville, New York	August 31, 2011	$14,367	$36,100
35 West Wacker Drive (1)	Chicago, Illinois	December 15, 2011	$96,138	$223,981

(1)	Piedmont sold its approximate 96.5% ownership in the property. Transaction data above is presented at Piedmont's ownership percentage.

Impairment Recognized on Sold Property

In 2010, Piedmont sold its office property known as the 111 Sylvan Avenue building, and accordingly the operational results of the property, including a $9.6 million impairment charge that resulted from adjusting the assets to fair value, are presented as discontinued operations in the accompanying 2010 statement of operations. The fair value measurement used in the evaluation of this non-financial asset was considered to be a Level 1 valuation within the fair value hierarchy as defined by GAAP, as there were direct observations and transactions involving the asset (i.e. the asset was sold to a third-party purchaser).

Income from Discontinued Operations

The details comprising income from discontinued operations are presented below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$30,839	$40,159	$39,909
Tenant reimbursements	18,566	20,348	22,323
Lease termination income	—	1,136	—
	49,405	61,643	62,232
Expenses:
Property operating costs	20,064	21,798	24,280
Depreciation	4,912	7,215	8,606
Amortization of deferred leasing costs	5,099	6,910	10,941
General and administrative expenses	67	249	127
	30,142	36,172	43,954
Other income (expense):
Interest expense	(5,931)	(6,274)	(6,279)
Interest and other income	1	3	43
Net income attributable to noncontrolling interest	(453)	(516)	(463)
	(6,383)	(6,787)	(6,699)
Operating income, excluding impairment loss and gain/(loss) on sale of real estate assets	12,880	18,684	11,579
Impairment loss	—	(9,587)	—
Gain/(loss) on sale of real estate assets	122,657	(817)	—
Income from discontinued operations	$135,537	$8,280	$11,579

18.    Supplemental Disclosures of Noncash Activities

Significant noncash investing and financing activities for the years ended December 31, 2011, 2010, and 2009 (in thousands) are outlined below:

	2011	2010	2009
Accrued capital expenditures and deferred lease costs	$8,218	$8,047	$1,848
Change in accrued offering costs related to issuance of common stock	$227	$1,370	$—
Net assets assumed upon consolidation of variable interest entity, net of notes receivable previously recorded	$188,283	$—	$—
Liabilities assumed upon consolidation of variable interest entity	$191,814	$—	$—
Discounts applied to issuance of common stock	$—	$—	$(17,392)
Discounts reduced as result of redemptions of common stock	$—	$—	$20,684
Redeemable common stock	$—	$75,164	$37,763

19.    Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2011, 2010, and 2009, is calculated as follows (in thousands):

	2011	2010	2009
GAAP basis financial statement net income	$225,041	$120,379	$74,700
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	47,346	29,892	43,172
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(9,380)	(528)	(624)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	(6,605)	(5,573)	(5,134)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(66,410)	(9,254)	—
Taxable income of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	4,515	5,096	5,991
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	(2,072)	9,570	44,077	(1)
Income tax basis net income, prior to dividends paid deduction	$192,435	$149,582	$162,182

(1)	Includes approximately $35.1 million of recorded impairment loss on real estate assets for the year ended December 31, 2009.

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2011	2010	2009
Ordinary income	61%	69%	81%
Capital gains	27%	—	—
Return of capital	12%	31%	19%
	100%	100%	100%

At December 31, 2011, the tax basis carrying value of Piedmont’s total assets was approximately $4.3 billion.

Accrued interest and penalties related to uncertain tax positions are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets and represented approximately $6.7 million as of December 31, 2011 and 2010. Piedmont recorded no additional expense during the years ended December 31, 2011, 2010, and 2009, respectively, related to such positions. The tax years 2008 to 2011 remain open to examination by various federal and state taxing authorities.

20.    Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010, is presented below (in thousands, except per-share data). The amounts presented may have been restated from previous period presentations due to reclassifications related to discontinued operations (see Note 17 for further detail).

	2011
	First	Second	Third	Fourth
Revenues	$132,570	$137,165	$134,414	$137,493
Real estate operating income	$41,267	$36,436	$37,397	$33,272
Discontinued operations	$2,755	$2,645	$29,475	$100,662
Net income attributable to Piedmont	$33,967	$21,027	$51,026	$119,021
Basic earnings per share	$0.20	$0.12	$0.30	$0.68
Diluted earnings per share	$0.20	$0.12	$0.29	$0.69
Dividends per share	$0.3150	$0.3150	$0.3150	$0.3150

	2010
	First	Second	Third	Fourth
Revenues	$132,545	$131,147	$134,116	$135,232
Real estate operating income	$43,100	$40,538	$49,485	$39,358
Discontinued operations	$4,202	$(5,214)	$5,268	$4,024
Net income attributable to Piedmont	$31,460	$19,636	$40,584	$28,699
Basic earnings per share	$0.19	$0.11	$0.24	$0.17
Diluted earnings per share	$0.19	$0.11	$0.23	$0.17
Dividends per share	$0.3150	$0.3150	$0.3150	$0.3150

21.    Subsequent events

Declaration of Dividend for the First Quarter 2012

On February 28, 2012, the board of directors of Piedmont declared dividends for the first quarter 2012 in the amount of $0.20 (20.00 cents) per share on its common stock to stockholders of record as of the close of business on March 9, 2012. Such dividends are to be paid on March 22, 2012.

				Initial Cost				Gross Amount at Which Carried at December 31, 2011
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (f)
26200 ENTERPRISE WAY	Lake Forest, CA	100%	None	$4,577	$—	$4,577	10,419	$4,768	$10,227	$14,996	$3,507	2000	3/15/1999	0 to 40 years
3900 DALLAS PARKWAY	Plano, TX	100%	None	1,456	20,377	21,837	2,602	1,517	22,922	24,439	8,071	1999	12/21/1999	0 to 40 years
RIVER CORPORATE CENTER	Tempe, AZ	100%	(a)	—	16,036	16,036	683	—	16,719	16,719	5,688	1998	3/29/2000	0 to 40 years
8700 SOUTH PRICE ROAD	Tempe, AZ	100%	(a)	—	13,272	13,272	550	—	13,822	13,822	4,577	2000	6/12/2000	0 to 40 years
1441 WEST LONG LAKE ROAD	Troy, MI	100%	None	2,160	16,776	18,936	(6,945)	1,202	10,789	11,991	6,246	1999	6/29/2000	0 to 40 years
1111 DURHAM AVENUE	South Plainfield, NJ	100%	None	9,653	20,495	30,148	(11,547)	3,728	14,873	18,601	7,462	1975	11/1/2000	0 to 40 years
1430 ENCLAVE PARKWAY (b)	Houston, TX	100%	32,100	7,100	37,915	45,015	3,742	5,506	43,251	48,757	13,403	1994	12/21/2000	0 to 40 years
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	7,523	8,021	52,356	60,377	17,716	2000	12/21/2000	0 to 40 years
1200 CROWN COLONY DRIVE (c)	Quincy, MA	100%	20,200	11,042	40,666	51,708	148	11,042	40,814	51,856	11,956	1990	7/30/2001	0 to 40 years
5601 HIATUS ROAD	Tamarac, FL	100%	None	3,642	10,404	14,046	650	3,642	11,054	14,696	2,892	2001	12/21/2001	0 to 40 years
WINDY POINT I	Schaumburg, IL	100%	23,400	4,537	31,847	36,384	1,838	4,537	33,685	38,222	9,123	1999	12/31/2001	0 to 40 years
WINDY POINT II	Schaumburg, IL	100%	40,300	3,746	55,026	58,772	100	3,746	55,126	58,872	15,240	2001	12/31/2001	0 to 40 years
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None	1,767	20,533	22,300	2,001	2,203	22,098	24,301	6,345	1999	1/11/2002	0 to 40 years
11695 JOHNS CREEK PARKWAY	Johns Creek, GA	100%	None	2,080	13,572	15,652	1,636	2,081	15,207	17,288	4,065	2001	3/28/2002	0 to 40 years
3750 BROOKSIDE PARKWAY	Alpharetta, GA	100%	None	1,561	14,207	15,768	126	1,561	14,333	15,894	3,841	2001	4/18/2002	0 to 40 years
2001 NW 64th STREET	Ft. Lauderdale, FL	100%	(a)	—	7,172	7,172	447	—	7,619	7,619	1,903	2001	4/18/2002	0 to 40 years
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	2,618	3,642	32,115	35,757	8,726	2001	5/3/2002	0 to 40 years
DESERT CANYON 300	Phoenix, AZ	100%	None	2,602	24,333	26,935	304	2,602	24,637	27,239	6,307	2001	6/4/2002	0 to 40 years
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	2,505	3,157	46,161	49,318	11,234	1999	8/15/2002	0 to 40 years
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	1,397	3,157	44,059	47,216	11,357	2000	8/15/2002	0 to 40 years
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	2,586	3,157	31,620	34,777	8,452	1999	8/15/2002	0 to 40 years
BRAKER POINTE III (c)	Austin, TX	100%	16,500	6,098	34,492	40,590	1	6,099	34,492	40,591	8,701	2001	8/15/2002	0 to 40 years
CHANDLER FORUM	Chandler, AZ	100%	None	2,632	—	2,632	19,912	2,779	19,765	22,544	5,699	2003	9/12/2002	0 to 40 years
2 GATEHALL DRIVE (c)	Parsippany, NJ	100%	42,700	9,054	96,722	105,776	158	9,054	96,880	105,934	24,170	1985	9/27/2002	0 to 40 years
350 SPECTRUM LOOP	Colorado Springs, CO	100%	None	2,185	24,964	27,149	(1,894)	2,186	23,069	25,255	5,749	2001	9/27/2002	0 to 40 years

5601 HEADQUARTERS DRIVE	Plano, TX	100%	None	3,153	24,602	27,755	4	3,153	24,606	27,759	6,132	2001	9/27/2002	0 to 40 years
TWO INDEPENDENCE SQUARE (c)	Washington, DC	100%	105,800	52,711	202,702	255,413	5,820	52,711	208,522	261,233	50,074	1991	11/22/2002	0 to 40 years
ONE INDEPENDENCE SQUARE (c)	Washington, DC	100%	57,800	29,765	104,814	134,579	2,770	30,562	106,787	137,349	25,791	1991	11/22/2002	0 to 40 years
2120 WEST END AVENUE (c)	Nashville, TN	100%	26,800	4,908	59,011	63,919	6,671	5,100	65,490	70,590	15,965	2000	11/26/2002	0 to 40 years
800 NORTH BRAND BOULEVARD	Glendale, CA	100%	None	23,605	136,284	159,889	7,545	23,607	143,827	167,434	34,789	1990	12/20/2002	0 to 40 years
EASTPOINT I	Mayfield Heights, OH	100%	None	1,485	11,064	12,549	156	1,485	11,220	12,705	2,677	2000	1/9/2003	0 to 40 years
EASTPOINT II	Mayfield Heights, OH	100%	None	1,235	9,199	10,434	1,836	1,235	11,035	12,270	3,102	2000	1/9/2003	0 to 40 years
150 WEST JEFFERSON	Detroit, MI	100%	None	9,759	88,364	98,123	3,956	9,759	92,320	102,079	22,885	1989	3/31/2003	0 to 40 years
US BANCORP CENTER	Minneapolis, MN	100%	105,000	11,138	175,629	186,767	5,885	11,138	181,514	192,652	41,441	2000	5/1/2003	0 to 40 years
AON CENTER	Chicago, IL	100%	225,000	23,267	472,488	495,755	93,857	23,966	565,646	589,612	126,462	1972	5/9/2003	0 to 40 years
AUBURN HILLS CORPORATE CENTER	Auburn Hills, MI	100%	None	1,978	16,570	18,548	(8,159)	1,591	8,798	10,389	3,379	2001	5/9/2003	0 to 40 years
11107 SUNSET HILLS ROAD	Reston, VA	100%	None	2,711	17,890	20,601	3,665	2,711	21,555	24,266	7,228	1985	6/27/2003	0 to 40 years
11109 SUNSET HILLS ROAD	Reston, VA	100%	None	1,218	8,038	9,256	(2,338)	1,218	5,700	6,918	1,334	1984	6/27/2003	0 to 40 years
9211 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,019	21,984	25,003	(4,844)	2,960	17,199	20,159	3,741	1989	7/30/2003	0 to 40 years
9221 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,019	21,984	25,003	(4,822)	2,960	17,221	20,181	3,749	1989	7/30/2003	0 to 40 years
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(22,727)	6,662	46,304	52,966	9,790	2000	8/1/2003	0 to 40 years
200 BRIDGEWATER CROSSING (c)	Bridgewater, NJ	100%	40,200	8,182	84,160	92,342	(4,565)	8,328	79,449	87,777	31,348	2002	8/14/2003	0 to 40 years
1055 EAST COLORADO BOULEVARD	Pasadena, CA	100%	29,200	6,495	30,265	36,760	(8,360)	6,495	21,905	28,400	4,857	2001	8/22/2003	0 to 40 years
FAIRWAY CENTER II (c)	Brea, CA	100%	10,700	7,110	15,600	22,710	(2,988)	7,110	12,612	19,722	2,425	2002	8/29/2003	0 to 40 years
COPPER RIDGE CENTER	Lyndhurst, NJ	100%	None	6,974	38,714	45,688	(6,388)	6,974	32,326	39,300	7,298	1989	9/5/2003	0 to 40 years
1901 MAIN STREET	Irvine, CA	100%	None	6,246	36,455	42,701	(2,715)	6,246	33,740	39,986	10,003	2001	9/17/2003	0 to 40 years
RHEIN	Beaverton, OR	100%	None	1,015	6,425	7,440	(580)	1,015	5,845	6,860	1,742	1988	10/9/2003	0 to 40 years
DESCHUTES	Beaverton, OR	100%	None	1,072	6,361	7,433	(2,082)	1,072	4,279	5,351	902	1989	10/9/2003	0 to 40 years
WILLAMETTE	Beaverton, OR	100%	None	1,085	6,211	7,296	(1,933)	1,085	4,278	5,363	895	1990	10/9/2003	0 to 40 years
ROGUE	Beaverton, OR	100%	None	1,546	7,630	9,176	—	1,546	7,630	9,176	1,597	1998	10/9/2003	0 to 40 years
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	(2,135)	22,146	47,605	69,751	9,904	1985	11/19/2003	0 to 40 years
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	45,000	13,636	70,918	84,554	5,082	13,636	76,000	89,636	19,458	1998	11/19/2003	0 to 40 years
1225 EYE STREET (d)	Washington, DC	50%	57,600	21,959	47,602	69,561	3,150	21,959	50,752	72,711	16,202	1986	11/19/2003	0 to 40 years
1201 EYE STREET (e)	Washington, DC	50%	82,400	31,985	63,139	95,124	2,790	31,985	65,929	97,914	17,895	2001	11/19/2003	0 to 40 years

1901 MARKET STREET	Philadelphia, PA	100%	None	13,584	166,683	180,267	137	20,829	159,575	180,404	39,218	1987	12/18/2003	0 to 40 years
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	(5,694)	60,708	135,106	195,814	29,919	1962	12/31/2003	0 to 40 years
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	1,988	4,365	37,654	42,019	11,642	1873	1/8/2004	0 to 40 years
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(3,924)	7,113	60,877	67,990	20,414	1991	2/26/2004	0 to 40 years
600 CORPORATE DRIVE	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	3,959	2005	3/16/2004	0 to 40 years
1075 WEST ENTRANCE DRIVE	Auburn Hills, MI	100%	None	5,200	22,957	28,157	(313)	5,207	22,637	27,844	3,835	2001	7/7/2004	0 to 40 years
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	(5,341)	11,791	64,273	76,064	11,084	1987	12/9/2004	0 to 40 years
9200 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,730	16,608	20,338	(1,624)	3,882	14,832	18,714	2,596	1982	12/29/2004	0 to 40 years
400 BRIDGEWATER CROSSING (c)	Bridgewater, NJ	100%	29,300	10,400	71,052	81,452	3,237	10,400	74,289	84,689	23,825	2002	2/17/2006	0 to 40 years
LAS COLINAS CORPORATE CENTER I (b)	Irving, TX	100%	17,500	3,912	18,830	22,742	(1,663)	2,543	18,536	21,079	6,112	1998	8/31/2006	0 to 40 years
LAS COLINAS CORPORATE CENTER II (b)	Irving, TX	100%	25,025	4,496	29,881	34,377	(6,073)	2,543	25,761	28,304	4,833	1998	8/31/2006	0 to 40 years
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	611	4,370	71,243	75,613	13,390	1991	12/7/2006	0 to 40 years
2300 CABOT DRIVE	Lisle, IL	100%	None	4,390	19,549	23,939	(2,849)	4,390	16,700	21,090	3,737	1998	5/10/2007	0 to 40 years
PIEDMONT POINTE I	Bethesda, MD	100%	None	11,200	58,606	69,806	5,527	11,200	64,133	75,333	6,268	2007	11/13/2007	0 to 40 years
PIEDMONT POINTE II	Bethesda, MD	100%	None	13,300	70,618	83,918	2,310	13,300	72,928	86,228	6,433	2008	6/25/2008	0 to 40 years
SUWANEE GATEWAY ONE	Suwanee, GA	100%	None	1,000	6,875	7,875	78	1,000	6,953	7,953	230	2008	9/28/2010	0 to 40 years
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	(1)	2,919	24,397	27,316	861	1997	10/1/2010	0 to 40 years
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	14	2,661	25,756	28,417	1,012	1998	10/1/2010	0 to 40 years
1200 ENCLAVE PARKWAY	Houston, TX	100%	None	3,460	15,047	18,507	66	3,460	15,113	18,573	397	1999	3/30/2011	0 to 40 years
500 W. MONROE	Chicago, IL	100%	140,000	36,990	185,113	222,103	50	36,990	185,163	222,153	17,400	1991	3/31/2011	0 to 40 years
THE DUPREE	Atlanta, GA	100%	None	4,080	14,310	18,390	71	4,080	14,381	18,461	471	1997	4/29/2011	0 to 40 years
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	194	1,780	11,704	13,484	449	2008	6/7/2011	0 to 40 years
225 PRESIDENTIAL WAY	Boston, MA	100%	None	3,626	36,916	40,542	(764)	3,612	36,166	39,778	533	2000	9/13/2011	0 to 40 years
235 PRESIDENTIAL WAY	Boston, MA	100%	None	4,154	44,048	48,202	(911)	4,138	43,153	47,291	634	2001	9/13/2011	0 to 40 years
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	—	2,570	20,555	23,125	130	2008	11/10/2011	0 to 40 years
110 HIDDEN LAKE CIRCLE (g)	Duncan, SC	100%	None	1,002	15,709	16,711	1,276	1,002	16,985	17,987	4,062	1987	7/31/2002	0 to 40 years
112 HIDDEN LAKE CIRCLE (g)	Duncan, SC	100%	None	663	10,914	11,577	840	663	11,754	12,417	2,815	1987	7/31/2002	0 to 40 years
PIEDMONT POWER, LLC (h)	Bridgewater, NJ	100%	None	—	79	79	818	—	897	897	—	N/A	12/20/2011	0 to 40 years
UNDEVELOPED LAND PARCELS (b)	Various	100%	None	6,021	427	6,448	2,523	8,944	27	8,971	7	N/A	Various	N/A
Total—Consolidated REIT Properties				$610,637	$3,888,197	$4,498,834	$116,978	$640,196	$3,975,616	$4,615,812	$911,761

				Initial Cost				Gross Amount at Which Carried at December 31, 2011
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (f)
20/20	Leawood, KS	57%	None	1,696	7,851	9,547	(1,364)	1,767	6,416	8,183	3,599	1992	7/2/1999	0 to 40 years
4685 INVESTMENT DRIVE	Troy, MI	55%	None	2,144	9,984	12,128	2,902	2,233	12,797	15,030	5,748	2000	5/10/2000	0 to 40 years
5301 MARYLAND WAY	Brentwood, TN	55%	None	4,300	20,702	25,002	1,355	4,479	21,878	26,357	6,708	1989	5/15/2001	0 to 40 years
8560 UPLAND DRIVE	Parker, CO	72%	None	1,954	11,216	13,170	542	2,048	11,664	13,712	3,301	2001	12/21/2001	0 to 40 years
TWO PARK CENTER	Hoffman Estates, IL	72%	None	600	22,682	23,282	(3,065)	624	19,593	20,217	4,599	1999	9/19/2003	0 to 40 years
Total – Unconsolidated JV Properties				$10,694	$72,435	$83,129	$370	$11,151	$72,348	$83,499	$23,955
Total – All Properties				$621,331	$3,960,632	$4,581,963	$117,348	$651,347	$4,047,964	$4,699,311	$935,716

(a)	Property is owned subject to a long-term ground lease.

(b)
The acquisition of the property included excess, developable land, which has subsequently been reclassed into the asset class “Undeveloped Land Parcels”. Further, such Undeveloped Land Parcels are not included in Piedmont’s total building count.

(c)	These properties collateralize the $350 Million Secured Pooled Facility with Morgan Stanley that accrues interest at 4.84% and matures in June 2014.

(d)
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

(g)	Property is designated as an industrial property, and is not included in Piedmont’s total building count, which refers only to office properties.

(h)
During 2011, Piedmont Office Holdings, Inc. through a wholly-owned subsidiary (Piedmont Power, LLC), commenced a project to install solar panels at the 400 Bridgewater Crossing building. Piedmont Power, LLC is not included in Piedmont’s total building count.

	2011	2010		2009
Real Estate:
Balance at the beginning of the year	$4,666,188	$4,681,313		$4,739,791
Additions to/improvements of real estate	440,141	105,282		30,610
Assets disposed	(361,397)	(72,586)		—
Assets impaired	—	(8,489)	(2)	(38,379)	(3)
Write-offs of intangible assets(1)	(35,916)	—		(2,340)
Write-offs of fully depreciated/amortized assets	(9,705)	(39,332)		(48,369)
Balance at the end of the year	$4,699,311	$4,666,188		$4,681,313
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$918,578	$840,545		$748,778
Depreciation and amortization expense	147,440	131,000		140,136
Assets disposed	(84,681)	(13,519)		—
Write-offs of intangible assets(1)	(35,916)	—		—
Write-offs of fully depreciated/amortized assets	(9,705)	(39,448)		(48,369)
Balance at the end of the year	$935,716	$918,578		$840,545

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.

(2)
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

(3)
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