Form 10-Q
period 2012-03-31
Piedmont Office Realty Trust, Inc.
filed 2012-05-03
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of May 2, 2012:
172,734,007 shares

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

•
Our $500 Million Unsecured Facility matures in August 2012 and a failure to fully renew or replace this Facility could cause our business, results of operations, cash flows, financial condition and access to capital to be adversely affected;

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

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions may continue to negatively affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Availability of financing and our lending banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in the political environment and reduction in federal and/or state funding of our government tenants;

•	We are and may continue to be subject to litigation, which could have a material adverse effect on our financial condition;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code (the “Code”); and

•	Other factors, including the risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2011. Piedmont’s results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$631,745	$640,196
Buildings and improvements, less accumulated depreciation of $813,679 and $792,342 as of March 31, 2012 and December 31, 2011, respectively	2,936,796	2,967,254
Intangible lease assets, less accumulated amortization of $119,188 and $119,419 as of March 31, 2012 and December 31, 2011, respectively	72,411	79,248
Construction in progress	16,725	17,353
Total real estate assets	3,657,677	3,704,051
Investments in unconsolidated joint ventures	37,901	38,181
Cash and cash equivalents	28,679	139,690
Tenant and notes receivable, net of allowance for doubtful accounts of $514 and $631 as of March 31, 2012 and December 31, 2011, respectively	150,655	129,523
Due from unconsolidated joint ventures	449	788
Restricted cash and escrows	25,108	9,039
Prepaid expenses and other assets	12,477	9,911
Goodwill	180,097	180,097
Deferred financing costs, less accumulated amortization of $9,657 and $9,214 as of March 31, 2012 and December 31, 2011, respectively	5,187	5,977
Deferred lease costs, less accumulated amortization of $126,062 and $120,358 as of March 31, 2012 and December 31, 2011, respectively	228,468	230,577
Total assets	$4,326,698	$4,447,834
Liabilities:
Line of credit and notes payable	$1,352,525	$1,472,525
Accounts payable, accrued expenses, and accrued capital expenditures	116,292	122,986
Deferred income	32,031	27,321
Intangible lease liabilities, less accumulated amortization of $66,349 and $63,981 as of March 31, 2012 and December 31, 2011, respectively	46,640	49,037
Interest rate swap	2,552	2,537
Total liabilities	1,550,040	1,674,406
Commitments and Contingencies
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2012 or December 31, 2011	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2012 or December 31, 2011	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 172,629,748 shares issued and outstanding as of March 31, 2012 and December 31, 2011.	1,726	1,726
Additional paid-in capital	3,664,202	3,663,662
Cumulative distributions in excess of earnings	(888,331)	(891,032)
Other comprehensive loss	(2,552)	(2,537)
Piedmont stockholders’ equity	2,775,045	2,771,819
Noncontrolling interest	1,613	1,609
Total stockholders’ equity	2,776,658	2,773,428
Total liabilities and stockholders’ equity	$4,326,698	$4,447,834
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental income	$105,758	$100,322
Tenant reimbursements	26,741	26,894
Property management fee revenue	574	830
Other rental income	124	3,404
	133,197	131,450
Expenses:
Property operating costs	52,782	48,817
Depreciation	27,453	25,037
Amortization	12,792	10,338
General and administrative	5,257	6,612
	98,284	90,804
Real estate operating income	34,913	40,646
Other income (expense):
Interest expense	(16,537)	(15,640)
Interest and other income	97	3,459
Equity in income of unconsolidated joint ventures	170	209
Gain on consolidation of variable interest entity	—	1,920
	(16,270)	(10,052)
Income from continuing operations	18,643	30,594
Discontinued operations:
Operating income	758	3,377
Gain on sale of real estate assets	17,830	—
Income from discontinued operations	18,588	3,377
Net income	37,231	33,971
Less: Net income attributable to noncontrolling interest	(4)	(4)
Net income attributable to Piedmont	$37,227	$33,967
Per share information – basic and diluted:
Income from continuing operations	$0.11	$0.18
Income from discontinued operations	0.11	0.02
Net income available to common stockholders	$0.22	$0.20
Weighted-average common shares outstanding – basic	172,629,748	172,658,488
Weighted-average common shares outstanding – diluted	172,873,930	172,954,754
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2012		2011

Net income attributable to Piedmont		$37,227		$33,967
Other comprehensive loss:
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(748)		(181)
Less: reclassification of previously recorded loss included in net income (See Note 5)	733		407
Other comprehensive gain/(loss)		(15)		226
Comprehensive income attributable to Piedmont		$37,212		$34,193

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	172,658	$1,727	$3,661,308	$(895,122)	$(691)	$6,232	$2,773,454
Stock repurchases as part of an announced program	(199)	(2)	—	(3,242)	—	—	(3,244)
Offering costs associated with the issuance of common stock	—	—	(479)	—	—	—	(479)
Attribution of asset sales proceeds to noncontrolling interest	—	—	—	—	—	(2,684)	(2,684)
Dividends to common stockholders ($1.2600 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(249)	(217,709)	—	(2,407)	(220,365)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	171	1	3,082	—	—	—	3,083
Net income attributable to noncontrolling interest	—	—	—	—	—	468	468
Net income attributable to Piedmont	—	—	—	225,041	—	—	225,041
Other comprehensive loss	—	—	—	—	(1,846)	—	(1,846)
Balance, December 31, 2011	172,630	1,726	3,663,662	(891,032)	(2,537)	1,609	2,773,428
Dividends to common stockholders ($0.20 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(43)	(34,526)	—	—	(34,569)
Amortization of unvested shares granted under the 2007 Omnibus Incentive Plan	—	—	583	—	—	—	583
Net income attributable to noncontrolling interest	—	—	—	—	—	4	4
Net income attributable to Piedmont	—	—	—	37,227	—	—	37,227
Other comprehensive loss	—	—	—	—	(15)	—	(15)
Balance, March 31, 2012	172,630	$1,726	$3,664,202	$(888,331)	$(2,552)	$1,613	$2,776,658

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$37,231	$33,971
Operating distributions received from unconsolidated joint ventures	788	1,158
Adjustments to reconcile net income to net cash provided by operating activities:
Income attributable to noncontrolling interest- discontinued operations	—	119
Depreciation	27,606	27,022
Amortization of deferred financing costs	803	607
Other amortization	12,485	11,938
Accretion of notes receivable discount	—	(482)
Stock compensation expense	334	968
Equity in income of unconsolidated joint ventures	(170)	(209)
Gain on sale of real estate assets	(17,832)	—
Gain on consolidation of variable interest entity	—	(1,920)
Changes in assets and liabilities:
(Increase)/decrease in tenant receivables, net	(3,216)	1,309
Increase in restricted cash and escrows	(16,069)	(3,462)
Increase in prepaid expenses and other assets	(2,659)	(982)
Decrease in accounts payable and accrued expenses	(6,101)	(8,165)
Increase/(decrease) in deferred income	4,709	(337)
Net cash provided by operating activities	37,909	61,535
Cash Flows from Investing Activities:
Investments in real estate assets and related intangibles	(13,075)	(29,125)
Cash assumed upon consolidation of variable interest entity	—	5,063
Net sales proceeds from wholly-owned properties	24,839	—
Investments in unconsolidated joint ventures	—	(126)
Deferred lease costs paid	(5,874)	(12,381)
Net cash provided by/(used in) investing activities	5,890	(36,569)
Cash Flows from Financing Activities:
Deferred financing costs paid	(12)	—
Proceeds from line of credit and notes payable	49,000	15,000
Repayments of line of credit and notes payable	(169,000)	—
Costs of issuance of common stock	(229)	—
Dividends paid and discount on dividend reinvestments	(34,569)	(54,533)
Net cash used in financing activities	(154,810)	(39,533)
Net decrease in cash and cash equivalents	(111,011)	(14,567)
Cash and cash equivalents, beginning of period	139,690	56,718
Cash and cash equivalents, end of period	$28,679	$42,151
Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued offering costs related to issuance of common stock	$—	$479
Accrued capital expenditures and deferred lease costs	$4,410	$3,240
Net assets assumed upon consolidation of variable interest entity, net of notes receivable previously recorded	$—	$188,233
Liabilities assumed upon consolidation of variable interest entity	$—	$191,376
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

1.Organization
Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in June of 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner of Piedmont OP and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of March 31, 2012, Piedmont owned interests in 75 office properties, plus five buildings owned through unconsolidated joint ventures and two industrial buildings. Our 75 office properties are located in 17 metropolitan areas across the United States. These office properties comprise approximately 20.6 million square feet of primarily Class A commercial office space, and were approximately 84.4% leased as of March 31, 2012.

2.Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results and certain prior period amounts have been reclassified to conform to the current period financial statement presentation, specifically relating to the required presentation of income from discontinued operations for the Eastpointe Corporate Center (sold in July 2011), the 5000 Corporate Court building (sold in August 2011), the 35 West Wacker Drive building (sold in December 2011), and the Portland Portfolio (sold in March 2012, see Note 9). Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity of which Piedmont or any of its wholly-owned subsidiaries is considered the primary beneficiary, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Piedmont tests the carrying value of its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. In September 2011, the Financial Accounting Standards Board ("FASB") issued an amendment regarding the testing of goodwill for impairment effective for Piedmont on January 1, 2012. Under the amended guidance, Piedmont has the option, should it chose to do so, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, Piedmont concludes that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if Piedmont chooses to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized.

3.	Tenant and Notes Receivable

Tenant and notes receivables as of March 31, 2012 and December 31, 2011, respectively, were comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Tenant receivables, net of allowance for doubtful accounts of $514 and $631 as of March 31, 2012 and December 31, 2011, respectively	$24,932	$24,722
Cumulative rental revenue recognized on a straight-line basis in excess of cash received in accordance with lease terms	106,723	104,801
Notes receivable received in conjunction with real estate asset sale (See Note 9)	19,000	—
Tenant and notes receivable, net	$150,655	$129,523

4.Line of Credit and Notes Payable
During the three months ended March 31, 2012, Piedmont incurred net borrowings on the $500 Million Unsecured Facility of approximately $20.0 million. On January 9, 2012, Piedmont fully repaid the $140 Million 500 W. Monroe Mortgage Loan. Finally, on May 1, 2012, Piedmont repaid in full the balance outstanding on the $45.0 Million Fixed-Rate Loan secured by the 4250 N. Fairfax building in advance of its scheduled maturity.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements related to certain of its debt facilities, totaling approximately $15.8 million and $15.9 million for the three months ended March 31, 2012 and 2011, respectively.

See Note 7 for a description of Piedmont’s estimated fair value of debt as of March 31, 2012.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2012 and December 31, 2011 (in thousands):

Facility	Collateral	Rate(1)		Maturity	Amount Outstanding as of
					March 31, 2012		December 31, 2011
Secured (Fixed)
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%		6/1/2012	$45,000	(2)	$45,000
$200.0 Million Mortgage Note	Aon Center	4.87%		5/1/2014	200,000		200,000
$25.0 Million Mortgage Note	Aon Center	5.70%		5/1/2014	25,000		25,000
$350.0 Million Secured Pooled Facility	Nine Property Collateralized Pool (3)	4.84%		6/7/2014	350,000		350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015	105,000		105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool (4)	5.50%		4/1/2016	125,000		125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016	42,525		42,525
$140.0 Million WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017	140,000		140,000
$140.0 Million 500 W. Monroe Mortgage Loan	500 W. Monroe	LIBOR + 1.008%		8/9/2012	—		140,000
Subtotal/Weighted Average (5)		5.17%			1,032,525		1,172,525
Unsecured (Variable)
$300 Million Unsecured Term Loan		LIBOR + 1.45%	(6)	11/22/2016	300,000		300,000
$500 Million Unsecured Facility		0.73%	(7)	8/30/2012	20,000		—
Subtotal/Weighted Average (5)		2.57%			320,000		300,000
Total/ Weighted Average (5)		4.55%			$1,352,525		$1,472,525

(1)	All of Piedmont’s outstanding debt as of March 31, 2012 and December 31, 2011 is interest-only debt.

(2)	Repaid in full on May 1, 2012.

(3)
Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(4)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(5)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of March 31, 2012.

(6)
The $300 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.69%.

(7)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (0.475% as of March 31, 2012) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of March 31, 2012 consisted of a LIBOR draw at 0.25% (subject to the additional spread mentioned above).

5.Derivative Instruments
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

During the three months ended March 31, 2012, Piedmont used interest rate swap agreements to hedge the variable cash flows associated with its $300 Million Unsecured Term Loan. Piedmont’s interest rate swap agreements outstanding as of March 31, 2012 were as follows:

Interest Rate Derivative	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swap	$125	11/22/2011	11/22/2016
Interest rate swap	75	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Total	$300

All of Piedmont's interest rate swap agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in OCI and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of Piedmont’s interest rate swaps that was recorded in the accompanying consolidated statements of income for the three months ended March 31, 2012 and 2011, respectively, was as follows:

	Three Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	March 31, 2012	March 31, 2011
Amount of loss recognized in OCI on derivative	$748	$181
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(733)	$(407)

Piedmont estimates that an additional $2.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three months ended March 31, 2012 or 2011, respectively. Please see the accompanying statements of stockholders’ equity for a rollforward of Piedmont’s Other Comprehensive Loss account. Additionally, see Note 7 for fair value disclosures of Piedmont's interest rate swap derivatives.

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

6.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.

A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of March 31, 2012 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of March 31, 2012	Net Carrying Amount as of December 31, 2011	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(2.8)	$(1.6)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$(0.5)	$0.6
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Wells REIT Multi-State Owner, LLC	100%	1200 Crown Colony Drive	Consolidated	$30.6	$28.0	In accordance with a tenant's lease, if Piedmont sells the property on or before March 2013, then the tenant would be entitled to an equity participation fee.
Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$207.0	$76.9
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Suwanee Gateway One, LLC	100%	Suwanee Gateway One	Consolidated	$7.6	$7.7
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Medici Atlanta, LLC	100%	The Medici	Consolidated	$13.5	$13.0
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

400 TownPark, LLC	100%	400 TownPark	Consolidated	$24.1	$23.7
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

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, accounts receivable, notes receivable, accounts payable, interest rate swap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012			As of December 31, 2011
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents(1)	$28,679	$28,679	Level 1	$139,690	$139,690
Tenant and notes receivable, net(1)	$43,932	$43,932	Level 1	$24,722	$24,722
Liabilities:
Accounts payable(1)	$15,123	$15,123	Level 1	$14,637	$14,637
Interest rate swap agreements	$2,552	$2,552	Level 2	$2,537	$2,537
Line of credit and notes payable	$1,352,525	$1,408,637	Level 2	$1,472,525	$1,529,811

(1)	For the periods presented, the carrying value approximates estimated fair value.

Piedmont's line of credit and notes payable is carried at book value as of March 31, 2012; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its line of credit and notes payable.

Piedmont’s interest rate swap agreements discussed in Note 5 above were classified as “Interest rate swap” liability in the accompanying consolidated balance sheets and carried at fair value as of March 31, 2012, and December 31, 2011. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2012 and December 31, 2011, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

8.Commitments and Contingencies

Commitments Under Existing Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of March 31, 2012, Piedmont anticipates funding approximately $137.3 million in potential obligations for tenant improvements related to its existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next several years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. No such reserves related to such tenant audits/disputes were recorded during the three months ended March 31, 2012 and March 31, 2011, respectively.

Letters of Credit

As of March 31, 2012, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Facility:

Amount	Expiration of Letter of Credit (1)
$382,556	December 2012
$14,782,820	February 2013
$9,033,164	June 2012

(1)	These letter of credit agreements automatically renew for consecutive, one-year periods each anniversary, subject to the satisfaction of the credit obligation and certain other limitations.
Assertion of Legal Action
Piedmont is currently party to two separate lawsuits, where one of the lead plaintiffs in each lawsuit is the same stockholder. The first suit was filed in March 2007, and, in general, alleges inadequate disclosures pursuant to the federal securities laws against Piedmont’s officers, directors, and advisors in connection with the transaction to internalize its management function and become a self-managed entity. The suit originally contained thirteen counts; however, twelve of those counts have subsequently been dismissed. The suit has been removed from the court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the court. Piedmont believes that plaintiff's remaining allegation is without merit and intends to continue to vigorously defend this action; however, due to the uncertainties inherent in any litigation, Piedmont has determined that the risk of material loss associated with this lawsuit is reasonably possible. The plaintiff has claimed damages of approximately $159 million plus pre-judgment interest, which defendants dispute. There are a number of defendants in this case and the allocation of damages, if any, between Piedmont and any other defendants (including any indemnification rights or obligations of Piedmont with respect to the other defendants) is indeterminable at this time. Additionally, up to $13 million of such potential damages may be recoverable by Piedmont under its insurance policies. Therefore, Piedmont estimates the range of gross reasonably possible loss (without regard to allocations or insurance recoveries) associated with this claim to be $0 to $159 million plus pre-judgment interest.
The second lawsuit was filed in October 2007 and originally alleged four counts, including inadequate disclosures pursuant to the federal securities laws. To date, the court has dismissed two of the four counts in their entirety and has dismissed portions of the remaining two counts. On April 11, 2011, the Eleventh Circuit Court of Appeals invalidated the district court’s order certifying a class and remanded the case to the district court for further proceedings. Piedmont believes that plaintiffs' allegations are without merit, and intends to continue to vigorously defend this action. Due to the uncertainties inherent in any litigation process, Piedmont's assessment of the merits of the case notwithstanding, the risk of material financial loss does exist; however, given that a class has not yet been established, Piedmont's current assessment of the risk of material financial loss associated with this case is that it is remote. Such assessment is subject to change in future periods as additional legal rulings are made by the court.
Please refer to Part II. Item 1 “Legal Proceedings” for a complete description of the chronology of the two lawsuits.

9.Discontinued Operations

On March 19, 2012, Piedmont sold four office properties known as the Deschutes building, the Rhein building, the Rogue building, and the Willamette building, as well as 18.19 acres of adjoining, undeveloped land, (collectively the "Portland Portfolio") for approximately $43.9 million. Piedmont recorded net sales proceeds of approximately $24.8 million and recognized a gain on the sale of approximately $17.8 million. As part of the transaction, Piedmont accepted an unsecured promissory note from the buyer for the remaining $19.0 million owed on the sale at a rate of 8.73% and a maturity date of October 31, 2012. In accordance with GAAP, Piedmont reclassified the operational results of the Portland Portfolio as income from discontinued operations for prior periods to conform with current period presentation.

The details comprising income from discontinued operations, including results from the Portland Portfolio, the Eastpointe Corporate Center building (sold in July 2011), the 5000 Corporate Court building (sold in August 2011), and the 35 West Wacker Drive building (sold in December 2011), are presented below (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$797	$9,508
Tenant reimbursements	231	5,596
	1,028	15,104
Expenses:
Property operating costs	106	6,335
Depreciation	153	1,985
Amortization of deferred leasing costs	8	1,738
General and administrative expenses	3	16
	270	10,074
Other income (expense):
Interest expense	—	(1,534)
Net income attributable to noncontrolling interest	—	(119)
	—	(1,653)
Operating income, excluding impairment loss and gain on sale	758	3,377
Gain on sale of real estate assets	17,830	—
Income from discontinued operations	$18,588	$3,377

10.Stock Based Compensation
Deferred Stock Awards

Piedmont has granted deferred stock awards in the form of restricted stock to its employees. The awards are determined by the Compensation Committee of the board of directors of Piedmont on an annual basis and typically vest over a three-year period beginning on the grant date. In addition, Piedmont has adopted a multi-year performance share program for certain of its employees. Restricted shares are earned based on the relative performance of Piedmont's total stockholder return as compared with a predetermined peer group's total stockholder return over a three-year period. Typically, shares are not awarded until the end of the third year in the performance period and vest immediately upon award; however, the inaugural performance share program, which covers the fiscal 2010-2012 performance period, contains three interim performance periods whereby shares may be awarded.

A rollforward of Piedmont's deferred stock award activity for the three months ended March 31, 2012 is as follows:

	Unvested Deferred Stock Awards as of January 1, 2012	Deferred Stock Awards Granted During Three Months Ended March 31, 2012	Deferred Stock Awards Vested During Three Months Ended March 31, 2012	Deferred Stock Awards Forfeited During Three Months Ended March 31, 2012	Unvested Deferred Stock Awards as of March 31, 2012
Shares	511,203	(90,891)	—	(1,159)	419,153
Weighted-Average Grant Date Fair Value	$19.56	$19.69	$—	$19.49	$19.53

A detail of Piedmont’s outstanding employee deferred stock awards as of March 31, 2012 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares as of March 31, 2012
May 6, 2009	Annual Deferred Stock Award	135,564		$22.20	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 6, 2010, 2011, and 2012, respectively.	44,100
May 11, 2010	Fiscal Year 2010-2012 Performance Share Program	27,502	(2)	$28.44	Shares vest immediately upon determination of award in 2012 and 2013.	69,316	(3)
May 24, 2010	Annual Deferred Stock Award	180,340		$18.71	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	106,778
May 24, 2010	One-Time Special Deferred Stock Award in Recognition of Piedmont's Initial Public Offering	46,440		$18.71	Of the shares granted, 33.33% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	34,912
April 5, 2011	Annual Deferred Stock Award	142,468		$19.40	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 5, 2012, 2013, and 2014, respectively.	113,892
April 5, 2011	Fiscal Year 2011-2013 Performance Share Program	—		$18.27	Shares vest immediately upon determination of award in 2014.	50,155	(3)
Total						419,153

(1)	Amounts reflect the total grant, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2012.

(2)	Represents net shares granted at the end of the first interim performance period ended December 31, 2010.

(3)
Estimated based on Piedmont's cumulative total stockholder return for the respective performance period through March 31, 2012. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended March 31, 2012 and 2011, respectively, Piedmont recognized approximately $0.3 million and $1.0 million of compensation expense related to stock awards, all of which relates to the amortization of nonvested shares. As of March 31, 2012, approximately $1.4 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

11.Earnings Per Share

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Weighted-average common shares – basic	172,630	172,658
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	244	297
Weighted-average common shares – diluted	172,874	172,955

12.Subsequent Events

Note Payable Secured by 4250 N. Fairfax Building Repaid

On May 1, 2012, Piedmont repaid in full the balance outstanding on the $45.0 Million Fixed-Rate Loan secured by the 4250 N. Fairfax building in advance of its scheduled maturity.

Second Quarter Dividend Declaration

On May 2, 2012, the board of directors of Piedmont declared dividends for the second quarter of 2012 in the amount of $0.20 per common share outstanding to stockholders of record as of the close of business on June 1, 2012. Such dividends are to be paid on June 22, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our wholly-owned properties and consolidated joint ventures, distributions from our unconsolidated joint ventures, proceeds from selective property dispositions, and proceeds from our existing $500 Million Unsecured Facility as our primary sources of immediate liquidity. Our existing $500 Million Unsecured Facility matures in August of 2012 and we anticipate that we will seek a comparable replacement facility prior to its maturity. In addition, depending on the timing and volume of our property acquisition and disposition activities, we may seek other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base as additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. As of the time of this filing, we had $56.0 million outstanding under our $500 Million Unsecured Facility. As a result, we had approximately $420.6 million under this facility available as of the date of this filing for future borrowing (approximately $23.4 million of capacity is reserved as security for outstanding letters of credit required by various third parties).
We estimate that our most immediate use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at any of our various properties and (ii) tenant improvement allowances and leasing commissions negotiated as part of executed leases with our tenants. Both the timing and magnitude of general repair and maintenance projects are subject to our discretion. We anticipate funding approximately $137.3 million in unrecorded contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, the majority of which we estimate may be required to be funded over the next several years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the respective lease, without further recourse to us. Finally, we also anticipate funding certain tenant improvements and leasing commissions related to anticipated re-leasing efforts for several of our large tenants as they approach their lease expiration dates in the next few years. Both the timing and magnitude of these amounts are subject to change as competitive market conditions at the time of lease negotiations dictate.
Subject to the identification and availability of attractive investment opportunities and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Additionally, we expect to use funds to make scheduled debt service payments and/or debt repayments when such obligations become due. During the quarter ended March 31, 2012, we fully repaid the $140.0 million 500 W. Monroe Mortgage Loan, and subsequent to quarter end we repaid the $45 million mortgage note secured by the 4250 North Fairfax building in advance of its original maturity of June 2012. Other than amounts outstanding on the $500 Million Unsecured Facility ($56.0 million as of the time of this filing), we have no other pending debt maturities until 2014.
Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, several large leases at our properties expired in the past year or are scheduled to expire over the next two years. In some cases we have had to accept lower market driven rental rates and grant larger tenant improvement packages to renew leases or secure new tenants than a stronger economic climate might have produced. We expect the commencement of certain recently executed leases with lower rental rates and the downtime we will experience while re-tenanting certain properties to put pressure on 2012 cash flow. As a result, our board of directors declared a quarterly dividend for the first quarter of 2012 of $0.20 per share which approximates our estimated annual taxable income of $0.80 per share.

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

Results of Operations

Overview

Our income from continuing operations for the three months ended March 31, 2012 decreased as compared to the prior period. The reduction is attributable to the non-recurrence of other rental income related to lease terminations/modifications, the gain on consolidation of a variable interest entity, and interest and other income related to the mezzanine note receivable held on the 500 W. Monroe building prior to its acquisition in the prior period. These decreases were partially offset in the current period by the results of operations from the acquisition of properties subsequent to January 1, 2011.

Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2011

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2012 and 2011, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	March 31, 2012%		March 31, 2011%		$ Increase (Decrease)
Revenue:
Rental income	$105.8		$100.3		$5.5
Tenant reimbursements	26.7		26.9		(0.2)
Property management fee revenue	0.6		0.8		(0.2)
Other rental income	0.1		3.4		(3.3)
Total revenues	133.2	100%	131.4	100%	1.8
Expense:
Property operating costs	52.8	40%	48.8	37%	4.0
Depreciation	27.5	20%	25.0	19%	2.5
Amortization	12.8	10%	10.4	8%	2.4
General and administrative expense	5.2	4%	6.6	5%	(1.4)
Real estate operating income	34.9	26%	40.6	31%	(5.7)
Other income (expense):
Interest expense	(16.5)	(12)%	(15.6)	(12)%	(0.9)
Interest and other income	0.1	—%	3.5	3%	(3.4)
Equity in income of unconsolidated joint ventures	0.1	—%	0.2	—%	(0.1)
Gain on consolidation of variable interest entity	—	—%	1.9	1%	(1.9)
Income from continuing operations	$18.6	14%	$30.6	23%	$(12.0)
Income from discontinued operations	$18.6		$3.4		$15.2

Continuing Operations

Revenue

Rental income increased from approximately $100.3 million for the three months ended March 31, 2011 to approximately $105.8 million for the three months ended March 31, 2012. Approximately $8.3 million of the variance is due to properties acquired subsequent to January 1, 2011, as well as new leases commencing at our Piedmont Pointe I and II buildings in Bethesda, Maryland in late 2011. However, these increases were partially offset by a reduction in leased space due to lease expirations at various properties (primarily at our Windy Point II building in Schaumburg, Illinois), as well as lower lease rates for leases commencing subsequent to March 31, 2011 at certain of our buildings (primarily at our 1200 Crown Colony Drive building in Quincy, Massachusetts).

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, lease termination fee income in other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease termination fee income for the three months ended March 31, 2011 of approximately $3.4 million relates primarily to lease terminations at the 1201 Eye Street building in Washington D.C., the 1075 West Entrance Drive building in Auburn Hills, Michigan and the 110 Hidden Lake Circle building in

Duncan, South Carolina. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $4.0 million for the three months ended March 31, 2012 compared to the same period in the prior year, and the increase is primarily attributable to properties acquired subsequent to January 1, 2011.

Depreciation expense increased approximately $2.5 million for the three months ended March 31, 2012 compared to the same period in the prior year. The variance is largely attributable to properties acquired subsequent to January 1, 2011, accounting for approximately $1.7 million of the increase. The remainder of the increase is due to depreciation on additional tenant improvements and building expenditures capitalized subsequent to March 31, 2011.

Amortization expense increased approximately $2.4 million for the three months ended March 31, 2012 compared to the same period in the prior year. The variance is primarily attributable to properties acquired subsequent to January 1, 2011, contributing approximately $4.4 million of the increase. This increase, however, was partially offset by reduced amortization expense as a result of lease intangible assets becoming fully amortized at certain of our other properties subsequent to March 31, 2011 as well as accelerated amortization of certain other intangible assets in the prior period related to the termination of leases.

General and administrative expenses decreased approximately $1.4 million for the three months ended March 31, 2012 compared to the same period in the prior year. The decrease is primarily attributable to higher recoveries from our insurance carriers related to our ongoing litigation defense, as well as lower transfer agent expenses and related investor support expenses in the current period as compared to the prior year, totaling approximately $0.7 million. Additionally, we recognized a reduction in state and local tax expense as compared to the prior year.

Other Income (Expense)

Interest expense increased approximately $0.9 million for the three months ended March 31, 2012 compared to the same period in the prior year. In the prior year, the interest rate on the $250 Million Unsecured Term Loan was effectively fixed at 2.36% until it was repaid at maturity in June 2011. In November 2011, we entered into a new $300 Million Unsecured Term Loan which had an effectively fixed interest rate of 2.69%. The slightly higher interest rate, coupled with the higher outstanding principal balance, resulted in the recognition of increased interest expense in the current period. Additionally, we accelerated the amortization of deferred finance costs related to the early payoff of the $140.0 Million 500 W. Monroe Mortgage Loan in January 2012 of approximately $0.2 million.

Interest and other income decreased approximately $3.4 million for the three months ended March 31, 2012 compared to the same period in the prior year. The decrease reflects the recognition in the prior period of approximately $2.6 million of previously deferred property operating income, as well as income on previously outstanding mezzanine notes receivables. The mezzanine loan receivables were terminated and a gain on consolidation of VIE was recognized upon the foreclosure and subsequent consolidation of the 500 W. Monroe building in Chicago, Illinois as of March 31, 2011.

Income from continuing operations per share on a fully diluted basis decreased from $0.18 for the three months ended March 31, 2011 to $0.11 for the three months ended March 31, 2012, primarily due to the non-recurrence of other rental income related to lease terminations/modifications, the gain on consolidation of a variable interest entity, and interest and other income related to the 500 W. Monroe building acquisition in the prior period. These decreases were offset in the current period by the results of operations from the acquisition of properties subsequent to January 1, 2011.

Discontinued Operations

In accordance with GAAP, the operations of the Eastpointe Corporate Center in Issaquah, Washington, the 5000 Corporate Court building in Holtsville, New York, the 35 West Wacker Drive building in Chicago, Illinois and the Rhein, Deschutes, Willamette, and Rogue buildings (the "Portland Portfolio") are classified as discontinued operations for all periods presented. Income from discontinued operations increased approximately $15.2 million for the three months ended March 31, 2012 compared to the same period in the prior year primarily due to the gain realized on the sale of Portland Portfolio (including excess undeveloped land) of approximately $17.8 million during the current period. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended March 31,
	2012	Per Share (1)	2011	Per Share(1)
Net income attributable to Piedmont	$37,227	$0.22	$33,967	$0.20
Depreciation of real assets (2)	27,809	0.16	27,154	0.15
Amortization of lease-related costs (2)	12,840	0.07	12,106	0.07
Gain on consolidation of VIE	—	—	(1,920)	(0.01)
Gain on sale- wholly-owned properties	(17,830)	(0.10)	—	—
Gain on sale- unconsolidated partnership	—	—	—	—
Funds From Operations	$60,046	$0.35	$71,307	$0.41
Adjustment:
Acquisition costs	(3)	—	(26)	—
Core Funds From Operations	$60,043	$0.35	$71,281	$0.41
Adjustments:
Deferred financing cost amortization	803	—	607	0.01
Depreciation of non real estate assets	93	—	170	—
Straight-line effects of lease expense (2)	(1,565)	(0.01)	2,237	0.01
Stock-based and other non-cash compensation	334	—	968	0.01
Net effect of amortization of below-market in-place lease intangibles (2)	(1,532)	(0.01)	(1,363)	(0.01)
Income from amortization of discount on purchase of mezzanine loans	—	—	(484)	—
Acquisition costs	3	—	26	—
Non-incremental capital expenditures (3)	(8,066)	(0.04)	(17,131)	(0.10)
Adjusted Funds From Operations	$50,113	$0.29	$56,311	$0.33
Weighted-average shares outstanding – diluted	172,874		172,955

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

(3)
Piedmont defines non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements and leasing commissions that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either change the underlying classification from a Class B to a Class A property or enhance the marketability of a building are excluded from this measure. All data for prior periods presented have been calculated in accordance with this definition for comparability.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We perform non-customary services for tenants of buildings that we own, including solar power generation, real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements consist of our investments in unconsolidated joint ventures and operating lease obligations related to ground leases at certain of our properties. The unconsolidated joint ventures in which we invest are prohibited by their governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including capitalization and discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to us. We have determined that there has been no impairment in the carrying value of real estate assets owned by us or any unconsolidated joint ventures as of March 31, 2012.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of March 31, 2012.

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

Contractual Obligations
Our contractual obligations as of March 31, 2012 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$1,352,525	$65,000	$575,000	$572,525	$140,000
Operating lease obligations(2)	78,431	750	2,249	1,500	73,932
Total	$1,430,956	$65,750	$577,249	$574,025	$213,932

(1)
Amounts include principal payments only. We made interest payments, including payments under our interest rate swaps, of approximately $15.8 million during the three months ended March 31, 2012, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 of our accompanying consolidated financial statements.

(2)
Three properties (the River Corporate Center building in Tempe, Arizona; the 8700 South Price Road building in Tempe, Arizona; and the 2001 NW 64th Street building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of March 31, 2012 are presented above.

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

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of March 31, 2012 was approximately $1.4 billion. Our interest rate swap agreements in place as of March 31, 2012 carried notional amounts totaling $300 million and fixed interest rates of 2.69%. See Notes 4 and 7 of our accompanying consolidated financial statements for further detail.

As of March 31, 2012, all of our outstanding debt, except for amounts outstanding under our $500 Million Unsecured Facility, is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt subject to fixed or effectively fixed interest rates has an average effective interest rate of approximately 4.61% per annum with expirations ranging from 2012 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has a minimal impact on interest incurred or cash flows.

As of March 31, 2012, we had $20.0 million outstanding on our $500 Million Unsecured Facility, which is the only debt facility subject to variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the company’s discretion. Draws outstanding as of March 31, 2012 were subject to a blended rate of 0.73% as of March 31, 2012. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 20, 2012, the court granted the defendants leave to file a motion for summary judgment. On April 5, 2012, the defendants filed a motion for summary judgment. On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment.  The time for the defendants to file their reply in support of their motion for summary judgment has not yet expired.

We believe that plaintiff's allegations are without merit, and we will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, our assessment of the merits of the claim notwithstanding, the risk of material financial loss does exist. Plaintiff is seeking damages of approximately $159 million plus prejudgment interest, which defendants dispute. There are a number of defendants in this case and the allocation of damages, if any, to Piedmont versus the other defendants (including any indemnification rights or obligations of Piedmont with respect to the other defendants) is indeterminable at this time. In addition, up to $13 million of any damages may be recoverable by Piedmont under its insurance policies.

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
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter 2012.

(b)	Not applicable.

(c)
During the quarter ended March 31, 2012, Piedmont’s repurchases of its common stock consisted solely of shares repurchased by its transfer agent in the open market, in order to reissue such shares under its dividend reinvestment plan (the “DRP”), as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)(1)
January 1, 2012 to January 31, 2012	—	$—	—	$—
February 1, 2012 to February 29, 2012	—	$—	—	$—
March 1, 2012 to March 31, 2012	119	$17.46	—	$296,756	(1)

(1)
Under our amended and restated DRP announced in our Current Report on Form 8-K filed February 24, 2012, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, the "Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program" relates only to the stock repurchase program. The stock repurchase program was previously announced in our Quarterly Report on Form 10-Q filed November 3, 2011, and authorizes the repurchase of up to $300 million of shares of our common stock, expiring on November 2, 2013. The stock repurchase program is separate from shares purchased for DRP issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter 2012 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	May 3, 2012	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
FIRST QUARTER 2012
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