Form 10-Q
period 2012-06-30
Piedmont Office Realty Trust, Inc.
filed 2012-08-01
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 31, 2012:
168,899,427 shares

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2011. Piedmont’s results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$629,476	$640,196
Buildings and improvements, less accumulated depreciation of $837,285 and $792,342 as of June 30, 2012 and December 31, 2011, respectively	2,917,669	2,967,254
Intangible lease assets, less accumulated amortization of $82,742 and $119,419 as of June 30, 2012 and December 31, 2011, respectively	66,802	79,248
Construction in progress	24,154	17,353
Total real estate assets	3,638,101	3,704,051
Investments in unconsolidated joint ventures	37,580	38,181
Cash and cash equivalents	26,869	139,690
Tenant and notes receivable, net of allowance for doubtful accounts of $209 and $631 as of June 30, 2012 and December 31, 2011, respectively	153,615	129,523
Due from unconsolidated joint ventures	569	788
Restricted cash and escrows	48,046	9,039
Prepaid expenses and other assets	7,385	9,911
Goodwill	180,097	180,097
Deferred financing costs, less accumulated amortization of $9,974 and $9,214 as of June 30, 2012 and December 31, 2011, respectively	4,597	5,977
Deferred lease costs, less accumulated amortization of $120,925 and $120,358 as of June 30, 2012 and December 31, 2011, respectively	231,449	230,577
Total assets	$4,328,308	$4,447,834
Liabilities:
Line of credit and notes payable	$1,400,525	$1,472,525
Accounts payable, accrued expenses, and accrued capital expenditures	126,207	122,986
Deferred income	23,668	27,321
Intangible lease liabilities, less accumulated amortization of $68,723 and $63,981 as of June 30, 2012 and December 31, 2011, respectively	44,246	49,037
Interest rate swaps	6,922	2,537
Total liabilities	1,601,568	1,674,406
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2012 or December 31, 2011	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2012 or December 31, 2011	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 170,234,828 and 172,629,748 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,702	1,726
Additional paid-in capital	3,665,284	3,663,662
Cumulative distributions in excess of earnings	(934,933)	(891,032)
Other comprehensive loss	(6,922)	(2,537)
Piedmont stockholders’ equity	2,725,131	2,771,819
Noncontrolling interest	1,609	1,609
Total stockholders’ equity	2,726,740	2,773,428
Total liabilities and stockholders’ equity	$4,328,308	$4,447,834
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$105,992	$103,205	$211,275	$203,035
Tenant reimbursements	27,010	30,640	53,728	57,520
Property management fee revenue	626	363	1,199	1,193
Other rental income	88	1,347	212	4,751
	133,716	135,555	266,414	266,499
Expenses:
Property operating costs	53,699	52,950	106,442	101,743
Depreciation	27,798	25,702	55,167	50,663
Amortization	11,478	14,040	24,221	24,314
General and administrative	4,865	7,342	10,122	13,954
	97,840	100,034	195,952	190,674
Real estate operating income	35,876	35,521	70,462	75,825
Other income (expense):
Interest expense	(15,943)	(17,762)	(32,480)	(33,402)
Interest and other income (expense)	285	(238)	382	3,221
Equity in income of unconsolidated joint ventures	246	338	416	547
Gain (loss) on consolidation of variable interest entity	—	(388)	—	1,532
	(15,412)	(18,050)	(31,682)	(28,102)
Income from continuing operations	20,464	17,471	38,780	47,723
Discontinued operations:
Operating income	240	3,560	1,325	7,279
Gain on sale of real estate assets	10,008	—	27,838	—
Income from discontinued operations	10,248	3,560	29,163	7,279
Net income	30,712	21,031	67,943	55,002
Less: Net income attributable to noncontrolling interest	(4)	(4)	(8)	(8)
Net income attributable to Piedmont	$30,708	$21,027	$67,935	$54,994
Per share information – basic and diluted:
Income from continuing operations	$0.12	$0.10	$0.22	$0.28
Income from discontinued operations	0.06	0.02	0.17	0.04
Net income available to common stockholders	$0.18	$0.12	$0.39	$0.32
Weighted-average common shares outstanding – basic	172,077,405	172,780,207	172,353,576	172,719,684
Weighted-average common shares outstanding – diluted	172,209,331	172,985,847	172,519,834	172,908,135
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011

Net income attributable to Piedmont		$30,708		$21,027		$67,935		$54,994
Other comprehensive loss:
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges (See Note 6)	(5,124)		(23)		(5,872)		(204)
Less: reclassification of previously recorded loss included in net income (See Note 6)	754		444		1,487		851
Other comprehensive gain/(loss)		(4,370)		421		(4,385)		647
Comprehensive income attributable to Piedmont		$26,338		$21,448		$63,550		$55,641

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	172,658	$1,727	$3,661,308	$(895,122)	$(691)	$6,232	$2,773,454
Share repurchases as part of an announced program	(199)	(2)	—	(3,242)	—	—	(3,244)
Offering costs associated with the issuance of common stock	—	—	(479)	—	—	—	(479)
Attribution of asset sales proceeds to noncontrolling interest	—	—	—	—	—	(2,684)	(2,684)
Dividends to common stockholders ($1.2600 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(249)	(217,709)	—	(2,407)	(220,365)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	171	1	3,082	—	—	—	3,083
Net income attributable to noncontrolling interest	—	—	—	—	—	468	468
Net income attributable to Piedmont	—	—	—	225,041	—	—	225,041
Other comprehensive loss	—	—	—	—	(1,846)	—	(1,846)
Balance, December 31, 2011	172,630	1,726	3,663,662	(891,032)	(2,537)	1,609	2,773,428
Share repurchases as part of announced program	(2,572)	(26)	—	(42,892)	—	—	(42,918)
Dividends to common stockholders ($0.40 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(101)	(68,944)	—	(8)	(69,053)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	177	2	1,723	—	—	—	1,725
Net income attributable to noncontrolling interest	—	—	—	—	—	8	8
Net income attributable to Piedmont	—	—	—	67,935	—	—	67,935
Other comprehensive loss	—	—	—	—	(4,385)	—	(4,385)
Balance, June 30, 2012	170,235	$1,702	$3,665,284	$(934,933)	$(6,922)	$1,609	$2,726,740

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$67,943	$55,002
Operating distributions received from unconsolidated joint ventures	1,236	1,753
Adjustments to reconcile net income to net cash provided by operating activities:
Income attributable to noncontrolling interest- discontinued operations	—	235
Depreciation	55,447	54,769
Amortization of deferred financing costs	1,393	2,687
Other amortization	23,578	27,349
Accretion of notes receivable discount	—	(482)
Stock compensation expense	623	1,864
Equity in income of unconsolidated joint ventures	(416)	(547)
Gain on sale of real estate assets	(27,838)	—
Gain on consolidation of variable interest entity	—	(1,532)
Changes in assets and liabilities:
Increase in tenant receivables, net	(8,255)	(3,667)
Increase in restricted cash and escrows	(39,007)	(3,354)
Decrease (increase) in prepaid expenses and other assets	2,604	(5,381)
Decrease in accounts payable and accrued expenses	(5,097)	(5,866)
Decrease in deferred income	(3,654)	(7,603)
Net cash provided by operating activities	68,557	115,227
Cash Flows from Investing Activities:
Investments in real estate assets and related intangibles	(35,215)	(76,121)
Cash assumed upon consolidation of variable interest entity	—	5,063
Net sales proceeds from wholly-owned properties	49,245	—
Net sales proceeds from unconsolidated joint ventures	—	321
Investments in unconsolidated joint ventures	—	(158)
Deferred lease costs paid	(15,236)	(20,149)
Net cash used in investing activities	(1,206)	(91,044)
Cash Flows from Financing Activities:
Deferred financing costs paid	(12)	(83)
Proceeds from line of credit and notes payable	142,000	349,000
Repayments of line of credit and notes payable	(214,000)	(299,000)
Costs of issuance of common stock	(229)	—
Share repurchases as part of an announced program	(38,878)	—
Dividends paid and discount on dividend reinvestments	(69,053)	(109,414)
Net cash used in financing activities	(180,172)	(59,497)
Net decrease in cash and cash equivalents	(112,821)	(35,314)
Cash and cash equivalents, beginning of period	139,690	56,718
Cash and cash equivalents, end of period	$26,869	$21,404
Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued offering costs related to issuance of common stock	$—	$479
Change in accrued share repurchases as part of an announced program	$4,040	$—
Accrued capital expenditures and deferred lease costs	$12,493	$2,111
Net assets assumed upon consolidation of variable interest entity, net of notes receivable previously recorded	$—	$188,283
Liabilities assumed upon consolidation of variable interest entity	$—	$191,814
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

As of June 30, 2012, Piedmont owned interests in 74 consolidated office properties, plus five buildings owned through unconsolidated joint ventures and two industrial buildings. Our 74 office properties are located in 17 metropolitan areas across the United States. These consolidated office properties comprise approximately 20.5 million square feet of primarily Class A commercial office space, and were approximately 85.0% leased as of June 30, 2012.

2.Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results and certain prior period amounts have been reclassified to conform to the current period financial statement presentation, specifically relating to the required presentation of income from discontinued operations for the Eastpointe Corporate Center in Issaquah, Washington (sold in July 2011), the 5000 Corporate Court building in Holtsville, New York (sold in August 2011), the 35 West Wacker Drive building in Chicago, IL (sold in December 2011), the Deschutes building, the Rhein building, the Rogue building, the Willamette building, and 18.19 acres of adjoining, undeveloped land in Beaverton, Oregon (collectively the "Portland Portfolio" sold in March 2012), and the 26200 Enterprise Way building in Lake Forest, California (sold in May 2012, see Note 10). Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity of which Piedmont or any of its wholly-owned subsidiaries is considered the primary beneficiary, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Piedmont tests the carrying value of its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. In accordance with GAAP, Piedmont has the option, should it chose to do so, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, Piedmont concludes that the estimated fair value is greater than the carrying amount, then performing a further two-step impairment test is unnecessary. However, if Piedmont chooses to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized.

3.Acquisitions
On June 28, 2012, Piedmont purchased undeveloped land parcels adjacent to the Medici building in Atlanta, Georgia for a purchase price of approximately $2.5 million. The land parcels consist of approximately 2.01 acres, are zoned for office and accessory use, and have a site plan approved for approximately 248,781 square feet.

4.	Tenant and Notes Receivable

Tenant and notes receivables as of June 30, 2012 and December 31, 2011, respectively, were comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Tenant receivables, net of allowance for doubtful accounts of $209 and $631 as of June 30, 2012 and December 31, 2011, respectively	$22,884	$24,722
Cumulative rental revenue recognized on a straight-line basis in excess of cash received in accordance with lease terms	111,731	104,801
Notes receivable received in conjunction with real estate asset sale (See Note 10)	19,000	—
Tenant and notes receivable, net	$153,615	$129,523

5.Line of Credit and Notes Payable
During the six months ended June 30, 2012, Piedmont incurred net borrowings on the $500 Million Unsecured Facility of approximately $113.0 million. On January 9, 2012, Piedmont fully repaid the $140 Million 500 W. Monroe Mortgage Loan. Additionally, on May 1, 2012, Piedmont repaid in full the balance outstanding on the $45.0 Million Fixed-Rate Loan secured by the 4250 N. Fairfax building in Arlington, Virginia in advance of its June 1, 2012 scheduled maturity.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements related to certain of its debt facilities, totaling approximately $15.6 million and $17.4 million for the three months ended June 30, 2012 and June 30, 2011, respectively, and approximately $31.4 million and $33.3 million for the six months ended June 30, 2012 and 2011, respectively.

See Note 8 for a description of Piedmont’s estimated fair value of debt as of June 30, 2012.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2012 and December 31, 2011 (in thousands):

Facility	Collateral	Rate(1)		Maturity	Amount Outstanding as of
					June 30, 2012	December 31, 2011
Secured (Fixed)
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%		6/1/2012	$—	$45,000
$200.0 Million Mortgage Note	Aon Center	4.87%		5/1/2014	200,000	200,000
$25.0 Million Mortgage Note	Aon Center	5.70%		5/1/2014	25,000	25,000
$350.0 Million Secured Pooled Facility	Nine Property Collateralized Pool (2)	4.84%		6/7/2014	350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015	105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool (3)	5.50%		4/1/2016	125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016	42,525	42,525
$140.0 Million WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017	140,000	140,000
$140.0 Million 500 W. Monroe Mortgage Loan	500 W. Monroe	LIBOR + 1.008%		8/9/2012	—	140,000
Subtotal/Weighted Average (4)		5.17%			987,525	1,172,525
Unsecured (Variable)
$300 Million Unsecured Term Loan		LIBOR + 1.45%	(5)	11/22/2016	300,000	300,000
$500 Million Unsecured Facility		0.73%	(6)	8/30/2012	113,000	—
Subtotal/Weighted Average (4)		2.15%			413,000	300,000
Total/ Weighted Average (4)		4.28%			$1,400,525	$1,472,525

(1)	All of Piedmont’s outstanding debt as of June 30, 2012 and December 31, 2011 is interest-only debt.

(2)
Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(3)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(4)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of June 30, 2012.

(5)
The $300 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.69%.

(6)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (0.475% as of June 30, 2012) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of June 30, 2012 consisted of LIBOR draws at 0.25% (subject to the additional spread mentioned above).

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

During the six months ended June 30, 2012, Piedmont used interest rate swap agreements to hedge the variable cash flows associated with its $300 Million Unsecured Term Loan. Piedmont’s interest rate swap agreements outstanding as of June 30, 2012 were as follows:

Interest Rate Derivative	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swap	$125	11/22/2011	11/22/2016
Interest rate swap	75	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Total	$300

All of Piedmont's interest rate swap agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income ("OCI") and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of Piedmont’s interest rate swaps that was recorded in the accompanying consolidated statements of income for the three and six months ended June 30, 2012 and 2011, respectively, was as follows:

	Three Months Ended		Six Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Amount of loss recognized in OCI on derivative	$5,124	$23	$5,872	$204
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(754)	$(444)	$(1,487)	$(851)

Piedmont estimates that approximately $2.8 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months; however Piedmont's total exposure to interest rate expense related to the swaps and the associated debt facility is limited to 2.69% (exclusive of changes to Piedmont's credit rating). No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three and six months ended June 30, 2012 or 2011, respectively. Please see the accompanying statements of comprehensive income for a rollforward of Piedmont’s Other Comprehensive Loss account. Additionally, see Note 8 for fair value disclosures of Piedmont's interest rate swap derivatives.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation. If Piedmont breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $7.1 million.

7.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.
A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of June 30, 2012 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of June 30, 2012	Net Carrying Amount as of December 31, 2011	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(4.9)	$(1.6)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$0.4	$0.6
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Wells REIT Multi-State Owner, LLC	100%	1200 Crown Colony Drive	Consolidated	$31.9	$28.0	In accordance with a tenant's lease, if Piedmont sells the property on or before March 2013, then the tenant would be entitled to an equity participation fee.
Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$200.5	$76.9
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

Medici Atlanta, LLC	100%	The Medici	Consolidated	$13.7	$13.0
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

400 TownPark, LLC	100%	400 TownPark	Consolidated	$23.8	$23.7
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Each of the VIEs described above has the sole purpose of holding office buildings and their resulting operations, and are classified in the accompanying consolidated balance sheets in the same manner as Piedmont’s wholly-owned properties.

8.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, accounts receivable, notes receivable, restricted cash and escrows, accounts payable, interest rate swap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012			As of December 31, 2011
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents(1)	$26,869	$26,869	Level 1	$139,690	$139,690
Tenant and notes receivable, net(1)	$153,615	$153,615	Level 1	$129,523	$129,523
Restricted cash and escrows(1)	$48,046	$48,046	Level 1	$9,039	$9,039
Liabilities:
Accounts payable(1)	$18,147	$18,147	Level 1	$14,637	$14,637
Interest rate swap agreements	$6,922	$6,922	Level 2	$2,537	$2,537
Line of credit and notes payable	$1,400,525	$1,458,680	Level 2	$1,472,525	$1,529,811

(1)	For the periods presented, the carrying value approximates estimated fair value due to its short-term maturity.

Piedmont's line of credit and notes payable are carried at book value as of June 30, 2012; however, Piedmont's estimate of their fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its line of credit and notes payable.

Piedmont’s interest rate swap agreements discussed in Note 6 above were classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and carried at fair value as of June 30, 2012, and December 31, 2011. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2012 and December 31, 2011, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

9.Commitments and Contingencies

Commitments Under Existing Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of June 30, 2012, Piedmont anticipates funding approximately $136.0 million in potential obligations for tenant improvements related to its existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next several years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded additional reserves related to such tenant audits/disputes of approximately $0 and $0.1 million during the three months ended June 30, 2012 and June 30, 2011, respectively, and approximately $0 and $0.1 million during the six months ended June 30, 2012 and June 30, 2011, respectively.

Letters of Credit

As of June 30, 2012, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Facility:

Amount	Expiration of Letter of Credit (1)
$382,556	December 2012
$13,971,344	February 2013
$9,033,164	July 2013

(1)	These letter of credit agreements automatically renew for consecutive, one-year periods each anniversary, subject to the satisfaction of the credit obligation and certain other limitations.
Assertion of Legal Action
Piedmont is currently party to two separate lawsuits, where one of the lead plaintiffs in each lawsuit is the same stockholder. The first suit was filed in March 2007, and, in general, alleges inadequate disclosures pursuant to the federal securities laws against Piedmont’s officers, directors, and advisors in connection with the transaction to internalize its management function and become a self-managed entity. The suit originally contained thirteen counts; however, twelve of those counts have subsequently been dismissed. The suit has been removed from the court's trial calendar pending a ruling on defendants' motion for summary judgment, and, if necessary, a request for interlocutory appellate review of rulings made by the court. Piedmont believes that plaintiff's remaining allegation is without merit and intends to continue to vigorously defend this action; however, due to the uncertainties inherent in any litigation, Piedmont has determined that the risk of material loss associated with this lawsuit is reasonably possible. The plaintiff has claimed damages of approximately $159 million plus pre-judgment interest, which defendants dispute. There are a number of defendants in this case and the allocation of damages, if any, between Piedmont and any other defendants (including any indemnification rights or obligations of Piedmont with respect to the other defendants) is indeterminable at this time. Additionally, up to $12.3 million of such potential damages may be recoverable by Piedmont under its insurance policies. Therefore, Piedmont estimates the range of gross reasonably possible loss (without regard to allocations or insurance recoveries) associated with this claim to be $0 to $159 million plus pre-judgment interest.
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
Please refer to Part II. Item 1 “Legal Proceedings” for a complete description of the chronology of the two lawsuits.

10.Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations (in thousands):

Building(s) Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
Eastpointe Corporate Center	Issaquah, Washington	July 1, 2011	$12,152	$31,704
5000 Corporate Court	Holtsville, New York	August 31, 2011	$14,367	$36,100
35 West Wacker Drive(1)	Chicago, Illinois	December 15, 2011	$96,138	$223,981
Portland Portfolio(2)	Beaverton, Oregon	March 19, 2012	$17,823	$24,831
26200 Enterprise Way	Lake Forest, California	May 31, 2012	$10,015	$24,413

(1)	Piedmont sold its approximate 96.5% ownership in the property. Transaction data above is presented at Piedmont's ownership percentage.

(2)
The Portland Portfolio consists of four office properties known as the Deschutes building, the Rhein building, the Rogue building, and the Willamette building, as well as 18.19 acres of adjoining, undeveloped land, As part of the transaction, Piedmont accepted an unsecured promissory note from the buyer for the remaining $19.0 million owed on the sale at a rate of 8.73% and a maturity date of October 31, 2012.

Income from Discontinued Operations

The details comprising income from discontinued operations are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$313	$10,002	$1,586	$20,001
Tenant reimbursements	64	5,516	318	11,126
	377	15,518	1,904	31,127
Expenses:
Property operating costs	69	6,402	214	12,760
Depreciation	43	2,045	280	4,106
Amortization of deferred leasing costs	20	1,805	77	3,607
General and administrative expenses	5	23	8	40
	137	10,275	579	20,513
Other income (expense):
Interest expense	—	(1,551)	—	(3,085)
Interest and other expense		(15)	—	(15)
Net income attributable to noncontrolling interest	—	(117)	—	(235)
	—	(1,683)	—	(3,335)
Operating income, excluding gain on sale	240	3,560	1,325	7,279
Gain on sale of real estate assets	10,008	—	27,838	—
Income from discontinued operations	$10,248	$3,560	$29,163	$7,279

11.Stock Based Compensation
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

A rollforward of Piedmont's deferred stock award activity for the six months ended June 30, 2012 is as follows:

	Unvested Deferred Stock Awards as of January 1, 2012	Deferred Stock Awards Granted During Six Months Ended June 30, 2012	Adjustment to Estimated Future Grants of Performance Share Awards During Six Months Ended June 30, 2012	Deferred Stock Awards Vested During Six Months Ended June 30, 2012	Deferred Stock Awards Forfeited During Six Months Ended June 30, 2012	Unvested Deferred Stock Awards as of June 30, 2012
Shares	511,203	202,629	(162,107)	(248,633)	(4,185)	298,907
Weighted-Average Grant Date Fair Value (per share)	$21.67	$17.49	$23.72	$20.97	$18.82	$18.35

A detail of Piedmont’s outstanding employee deferred stock awards as of June 30, 2012 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares as of June 30, 2012
May 11, 2010	Fiscal Year 2010-2012 Performance Share Program	56,875	(2)	$28.44	Shares vest immediately upon determination of award in 2012 and 2013.	2,633	(3)
May 24, 2010	Annual Deferred Stock Award	161,148		$18.71	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	53,125
May 24, 2010	One-Time Special Deferred Stock Award in Recognition of Piedmont's Initial Public Offering	40,085		$18.71	Of the shares granted, 33.33% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	17,457
April 5, 2011	Annual Deferred Stock Award	128,986		$19.40	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 5, 2012, 2013, and 2014, respectively.	75,102
April 5, 2011	Fiscal Year 2011-2013 Performance Share Program	—		$18.27	Shares vest immediately upon determination of award in 2014.	—	(3)
April 4, 2012	Annual Deferred Stock Award	185,782		$17.49	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 4, 2013, 2014, and 2015, respectively.	150,590
April 4, 2012	Fiscal Year 2012-2014 Performance Share Program	—		$17.42	Shares vest immediately upon determination of award in 2015.	—	(3)
Total						298,907

(1)	Amounts reflect the total grant, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2012.

(2)	Represents net shares granted at the end of the first and second interim performance periods ended December 31, 2010 and 2011, respectively.

(3)
Estimated based on Piedmont's cumulative total stockholder return for the respective performance period through June 30, 2012. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended June 30, 2012 and 2011, respectively, Piedmont recognized approximately $1.9 million and $2.7 million of compensation expense related to stock awards, of which $0.6 million and $1.5 million related to the amortization of nonvested shares, respectively. During the six months ended June 30, 2012 and 2011, respectively, Piedmont recognized approximately $2.2 million and $3.7 million of compensation expense related to stock awards, of which $1.0 million and $2.5 million relates to the amortization of nonvested shares, respectively. During the six months ended June 30, 2012, a total of 177,285 shares were issued to employees, directors, and officers. As of June 30, 2012, approximately $3.3 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

12.Earnings Per Share

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average common shares – basic	172,077	172,780	172,354	172,720
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	132	206	166	188
Weighted-average common shares – diluted	172,209	172,986	172,520	172,908

13.Subsequent Events

Third Quarter Dividend Declaration

On August 1, 2012, the board of directors of Piedmont declared dividends for the third quarter of 2012 in the amount of $0.20 per common share outstanding to stockholders of record as of the close of business on August 31, 2012. Such dividends are to be paid on September 21, 2012.

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

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our wholly-owned properties, distributions from our joint ventures, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured Facility as our primary sources of immediate liquidity. As of June 30, 2012 approximately $47.7 million of net sales proceeds related to the tax deferred exchange of certain real estate assets under Section 1031 of the Internal Revenue Code (“IRC”) was held in escrow pending the acquisition of replacement properties. If suitable replacement properties are not identified within the requisite time frame allowed under the IRC, these proceeds will be returned to the Company as unrestricted cash and become immediately available to fund expenditures. Our $500 Million Unsecured Facility is scheduled to expire on August 30, 2012, and we anticipate closing on a comparable replacement facility prior to August 30, 2012. Any amounts outstanding on the current facility will be transferred to the replacement facility at closing. Depending on the timing and volume of our property acquisition and disposition activities, we may also seek other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base as additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. As of the time of this filing, we had $153.0 million outstanding under our $500 Million Unsecured Facility. As a result, we had approximately $323.6 million under this facility available for future borrowing (approximately $23.4 million of capacity is reserved as security for outstanding letters of credit required by various third parties).
We estimate that our most immediate use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at any of our various properties and (ii) tenant improvement allowances and leasing commissions negotiated as part of executed leases with our tenants. Both the timing and magnitude of general repair and maintenance projects are subject to our discretion. We anticipate funding approximately $136.0 million in unrecorded contractual obligations for tenant improvements related to our existing lease portfolio over the respective lease term, the majority of which we estimate may be required to be funded over the next several years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the respective lease, without further recourse to us. We also anticipate funding certain tenant improvements and leasing commissions related to anticipated re-leasing efforts for several of our large tenants as they approach their lease expiration dates in the next few years. Both the timing and magnitude of these amounts are subject to change as competitive market conditions at the time of lease negotiations dictate.
Subject to the identification and availability of attractive investment opportunities and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, given that the Company's board believes our common stock is trading at a discount to the estimated fair value of our net assets, our board of directors has authorized the use of up to $300 million for the repurchase of our common stock through November 2013. Through June 30, 2012 (including repurchases made in December 2011), we have expended approximately $46.2 million under the stock repurchase program (including transactions fees) and may continue to make additional purchases as market conditions warrant.
On a longer term basis, we expect to use funds to make scheduled debt service payments and/or debt repayments when such obligations become due. After the $500 Million Unsecured Facility is replaced in August 2012, we will have no other pending debt maturities until 2014.
Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, several large leases at our properties expired in the past year or are scheduled to expire over the next eighteen months. In some cases we have had to accept lower market driven rental rates and grant larger tenant improvement packages to renew leases or secure new tenants than a stronger economic climate might have produced. The sale of the 35 West Wacker Drive building in Chicago, Illinois during the fourth quarter of 2011, the commencement of certain recently executed leases with lower rental rates and the downtime we are experiencing while re-tenanting certain properties has put pressure on 2012 cash flow. As a result, our board of directors lowered our quarterly dividend beginning with the first quarter of 2012 to $0.20 per share, or $0.80 per share on an annualized basis.

The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements and general property capital improvements; (v) long-term payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements.

Results of Operations

Overview

Our income from continuing operations for the three months ended June 30, 2012 increased as compared to the prior period primarily due to a decrease in general and administrative expense driven by decreased legal expenses and the recognition of a tax benefit associated with the successful appeal of a prior period franchise tax during the current quarter. Although total revenues increased due to rental income associated with properties acquired or new leases commenced subsequent to July 1, 2011, such increases were partially offset by reductions in leased space at some of our existing properties, reimbursement income, and lease termination income during the current period. Additionally, we recognized lower interest expense in the current period due to the payoff of three secured notes totaling $230 million over the last eight months.

Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2012 and 2011, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2012%		June 30, 2011%		$ Increase (Decrease)
Revenue:
Rental income	$106.0		$103.2		$2.8
Tenant reimbursements	27.0		30.6		(3.6)
Property management fee revenue	0.6		0.4		0.2
Other rental income	0.1		1.3		(1.2)
Total revenues	133.7	100%	135.5	100%	(1.8)
Expense:
Property operating costs	53.7	40%	53.0	39%	0.7
Depreciation	27.8	20%	25.7	19%	2.1
Amortization	11.5	9%	14.0	10%	(2.5)
General and administrative expense	4.8	4%	7.3	6%	(2.5)
Real estate operating income	35.9	27%	35.5	26%	0.4
Other income (expense):
Interest expense	(15.9)	(12)%	(17.7)	(13)%	1.8
Interest and other income	0.3	—%	(0.2)	—%	0.5
Equity in income of unconsolidated joint ventures	0.2	—%	0.3	—%	(0.1)
Gain on consolidation of variable interest entity	—	—%	(0.4)	—%	0.4
Income from continuing operations	$20.5	15%	$17.5	13%	$3.0
Income from discontinued operations	$10.2		$3.6		$6.6

Continuing Operations

Revenue

Rental income increased from approximately $103.2 million for the three months ended June 30, 2011 to approximately $106.0 million for the three months ended June 30, 2012. Approximately $2.6 million of the increase is attributable to properties acquired subsequent to March 31, 2011. Additionally, new leases commenced at our Piedmont Pointe I and II buildings in Bethesda, Maryland in late 2011 and at our 1075 West Entrance Drive building in Auburn Hills, Michigan in July 2011.

Tenant reimbursements decreased from approximately $30.6 million for the three months ended June 30, 2011 to approximately $27.0 million for the three months ended June 30, 2012. Approximately $1.7 million of the decrease relates to lease expirations at our 200 Bridgewater Crossing building in Bridgewater, New Jersey and our Windy Point II building in Schaumburg, Illinois. Additionally, approximately $0.7 million relates to an expiration of a large tenant at our Aon Center building in Chicago, Illinois in December 2011, although a portion of this space has already been re-leased. The remainder of the decrease is primarily due to new leases commencing subsequent to March 2011 which provide for gross abated rents into 2012 (including short-term relief from both rental revenue and operating expense reimbursements).

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, lease termination fee income in other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease termination fee income for the three months ended June 30, 2011 of approximately $1.3 million related primarily to lease contractions/terminations at the US Bancorp building in Minneapolis, Minnesota and the Crescent Ridge II building in Minnetonka, Minnesota. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $0.7 million for the three months ended June 30, 2012 compared to the same period in the prior year primarily attributable to properties acquired subsequent to March 31, 2011.

Depreciation expense increased approximately $2.1 million for the three months ended June 30, 2012 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant improvements subsequent to June 30, 2011 which contributed approximately $1.4 million of the increase. The remainder of the increase is due to new properties acquired subsequent to March 31, 2011.

Amortization expense decreased approximately $2.5 million for the three months ended June 30, 2012 compared to the same period in the prior year. The variance is primarily attributable to reduced amortization expense as a result of lease intangible assets becoming fully amortized at certain of our existing portfolio of properties subsequent to June 30, 2011.

General and administrative expenses decreased approximately $2.5 million for the three months ended June 30, 2012 compared to the same period in the prior year. The decrease is primarily attributable to recoveries in excess of current period billings from our insurance carriers related to our ongoing litigation defense, as well as lower costs associated with our deferred stock compensation plan in the current period. Additionally, we recognized a reduction in state and local tax expense in the current period of approximately $0.5 million related to the successful appeal of a prior year franchise tax.

Other Income (Expense)

Interest expense decreased approximately $1.8 million for the three months ended June 30, 2012 compared to the same period in the prior year. The decrease is mainly attributable to paying off the $45.0 Million 500 W. Monroe Mezzanine I Loan in November 2011, the $140.0 million 500 W. Monroe Mortgage Loan in January 2012 and to a lesser extent, the $45.0 million 4250 North Fairfax note in May 2012.

Interest and other income increased approximately $0.5 million for the three months ended June 30, 2012 compared to the same period in the prior year. The increase reflects higher interest income in the current period related to interest earned on a $19.0 million note receivable originated as part of the sale of the Deschutes building, the Rhein building, the Rogue building, the Willamette building, and 18.19 acres of adjoining, undeveloped land in Beaverton, Oregon (collectively the "Portland Portfolio") in March 2012.

Income from continuing operations per share on a fully diluted basis increased from $0.10 for the three months ended June 30, 2011 to $0.12 for the three months ended June 30, 2012, primarily due to higher rental income related to new acquisitions, lower general and administrative costs, and lower debt service costs. These favorable variances were offset in the current period by a decrease in tenant reimbursements.

Discontinued Operations

In accordance with GAAP, the operations of the Eastpointe Corporate Center in Issaquah, Washington, the 5000 Corporate Court building in Holtsville, New York, the 35 West Wacker Drive building, the Portland Portfolio, and the 26200 Enterprise Way building in Lake Forest, California are classified as discontinued operations for all periods presented. Income from discontinued operations increased approximately $6.6 million for the three months ended June 30, 2012 compared to the same period in the prior year primarily due to the gain realized on the sale of the 26200 Enterprise Way building for approximately $10.0 million. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2011

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2012 and 2011, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2012%		June 30, 2011%		$ Increase (Decrease)
Revenue:
Rental income	$211.3		$203.0		$8.3
Tenant reimbursements	53.7		57.5		(3.8)
Property management fee revenue	1.2		1.2		—
Other rental income	0.2		4.8		(4.6)
Total revenues	266.4	100%	266.5	100%	(0.1)
Expense:
Property operating costs	106.4	40%	101.7	38%	4.7
Depreciation	55.2	20%	50.7	19%	4.5
Amortization	24.2	9%	24.3	9%	(0.1)
General and administrative expense	10.1	4%	14.0	5%	(3.9)
Real estate operating income	70.5	27%	75.8	29%	(5.3)
Other income (expense):
Interest expense	(32.5)	(12)%	(33.4)	(13)%	0.9
Interest and other income	0.4	—%	3.2	1%	(2.8)
Equity in income of unconsolidated joint ventures	0.4	—%	0.6	—%	(0.2)
Gain on consolidation of variable interest entity	—	—%	1.5	1%	(1.5)
Income from continuing operations	$38.8	15%	$47.7	18%	$(8.9)
Income from discontinued operations	$29.2		$7.3		$21.9

Continuing Operations
Revenue
Rental income increased from approximately $203.0 million for the six months ended June 30, 2011 to approximately $211.3 million for the six months ended June 30, 2012. Approximately $11.7 million of the variance is due to properties acquired subsequent to January 1, 2011. Additionally, new leases commenced at our Piedmont Pointe I and II buildings in late 2011 and at our 1075 West Entrance Drive building in July 2011. However, these increases were partially offset by a reduction in leased space due to lease expirations at various properties (primarily at our 200 Bridgewater Crossing building and our Windy Point II building). During June 2012, we executed a new lease for approximately one-third of the 200 Bridgewater Crossing building which will commence in first quarter 2013.

Tenant reimbursements decreased from approximately $57.5 million for the six months ended June 30, 2011 to approximately $53.7 million for the six months ended June 30, 2012. Approximately $3.0 million of the decrease coincides with the lease expirations noted above at the 200 Bridgewater Crossing building, the Windy Point II building, and the Crescent Ridge II building subsequent to January 1, 2011. Additionally, approximately $1.0 million of the decrease is due to new leases commencing in late 2011 at our US Bancorp building which provide for gross abated rents into 2012 (including short-term relief from both rental revenue and operating expense reimbursements).

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease termination fee income for the six months ended June 30, 2011 of approximately $4.8 million primarily relate to leases terminated or contracted at the 1201 and 1225 Eye Street buildings in Washington, D.C., the US Bancorp building, and the 1075 West Entrance building. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.
Expense
Property operating costs increased approximately $4.7 million for the six months ended June 30, 2012 compared to the same period in the prior year primarily due to properties acquired subsequent to January 1, 2011.
Depreciation expense increased approximately $4.5 million for the six months ended June 30, 2012 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant improvements subsequent to January 1, 2011, providing approximately $3.5 million of the increase. The remainder of the increase is due to properties acquired subsequent to January 1, 2011.
General and administrative expenses decreased approximately $3.9 million for the six months ended June 30, 2012 compared to the same period in the prior year. The decrease is primarily attributable to recoveries in excess of current period billings from our insurance carriers related to our ongoing litigation defense, as well as lower costs associated with our deferred stock compensation plan in the current period, totaling approximately $2.8 million. Additionally, we recognized a reduction in state and local tax expense in the current period related to the receipt of amounts owed from a prior year amended return.
Other Income (Expense)
Interest expense decreased approximately $0.9 million for the six months ended June 30, 2012 compared to the same period in the prior year primarily due to the repayment of the $45.0 Million 500 W. Monroe Mezzanine I Loan in November 2011 and the $140.0 million 500 W. Monroe Mortgage Loan in January 2012. However, in November 2011, we entered into a new $300 Million Unsecured Term Loan which had an effectively fixed interest rate, through interest rate swap agreements, of 2.69% compared to the previous $250 Million Unsecured Term Loan, which carried an effectively fixed rate of 2.36%, and matured in June 2011. The higher interest rate on the new debt, coupled with the higher outstanding balance, resulted in the recognition of increased interest expense in the current period, partially offsetting the effect of the loan pay-offs noted above.
Interest and other income decreased approximately $2.8 million for the six months ended June 30, 2012 compared to the same period in the prior year. The decrease reflects the recognition in the prior period of approximately $2.6 million of previously deferred property operating income upon consolidation of the 500 W. Monroe building.
The approximate $1.5 million gain on the consolidation of our VIE recognized during the six months ended June 30, 2011 is the net result of recording the estimated fair value of the net assets associated with taking ownership of the 500 W. Monroe building through foreclosure.
Income from continuing operations per share on a fully diluted basis decreased from $0.28 for the six months ended June 30, 2011 to $0.22 for the six months ended June 30, 2012 primarily due to the increase in property operating costs and depreciation expense associated with properties acquired subsequent to January 1, 2011. Although rental and reimbursement income increased due to properties acquired subsequent to January 1, 2011, such increases were partially offset by reductions in leased space or reimbursement abatements at some of our existing properties during the same period. The decrease in continuing operations per share is also due to the non-recurring, one time increases in other income in the prior year: the recognition of (a) a non-cash gain of approximately $1.5 million upon consolidation of the VIE containing the 500 W. Monroe building, (b) approximately $2.6 million of previously deferred property operating income upon consolidation of the 500 W. Monroe building, and (c) other rental income of approximately $4.8 million due to lease terminations and restructurings.
Discontinued Operations
In accordance with GAAP, the operations of the Eastpointe Corporate Center, the 5000 Corporate Court building, the 35 West Wacker Drive building, the Portland Portfolio, and the 26200 Enterprise Way building are classified as discontinued operations for all periods presented. Income from discontinued operations increased approximately $21.9 million for the six months ended June 30, 2012 compared to the same period in the prior year. We realized gains on the sales of our Portland Portfolio and our 26200 Enterprise Way building of approximately $27.8 million during the current period, which were offset by the lack of operational activity in the current period at the 35 West Wacker Drive building, Eastpointe Corporate Center or the 5000 Corporate Court building, as these properties were sold in 2011. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Per Share (1)	2011	Per Share(1)	2012	Per Share(1)	2011	Per Share(1)
Net income attributable to Piedmont	$30,708	$0.18	$21,027	$0.12	$67,935	$0.39	$54,994	$0.32
Depreciation of real assets (2)	28,033	0.16	27,879	0.17	55,842	0.33	55,033	0.32
Amortization of lease-related costs (2)	11,539	0.07	15,878	0.09	24,379	0.14	27,984	0.16
Gain on consolidation of VIE	—	—	388	—	—	—	(1,532)	(0.01)
Gain on sale- wholly-owned properties	(10,008)	(0.06)	—	—	(27,838)	(0.16)	—	—
Gain on sale- unconsolidated partnership	—	—	(45)	—	—	—	(45)	—
Funds From Operations	$60,272	$0.35	$65,127	$0.38	$120,318	$0.70	$136,434	$0.79
Adjustment:
Acquisition costs	84	—	716	—	81	—	690	—
Core Funds From Operations	$60,356	$0.35	$65,843	$0.38	$120,399	$0.70	$137,124	$0.79
Adjustments:
Deferred financing cost amortization	590	—	1,060	0.01	1,392	0.01	1,667	0.01
Amortization of fair market adjustments on notes payable	—	—	942	0.01	—	—	942	0.01
Depreciation of non real estate assets	108	—	168	—	201	—	338	—
Straight-line effects of lease revenue (2)	(5,477)	(0.03)	(2,596)	(0.02)	(7,042)	(0.04)	(359)	—
Stock-based and other non-cash compensation	289	—	896	—	623	—	1,864	0.01
Net effect of amortization of below-market in-place lease intangibles (2)	(1,785)	(0.01)	(1,670)	(0.01)	(3,316)	(0.02)	(3,033)	(0.02)
Income from amortization of discount on purchase of mezzanine loans	—	—	—	—	—	—	(484)	—
Acquisition costs	(84)	—	(716)	—	(81)	—	(690)	—
Non-incremental capital expenditures (3)	(17,781)	(0.10)	(13,349)	(0.08)	(25,847)	(0.15)	(30,480)	(0.18)
Adjusted Funds From Operations	$36,216	$0.21	$50,578	$0.29	$86,329	$0.50	$106,889	$0.62
Weighted-average shares outstanding – diluted	172,209		172,986		172,520		172,908

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

(3)
Piedmont defines non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either change the underlying classification from a Class B to a Class A property or enhance the marketability of a building are excluded from this measure. All data for prior periods presented have been calculated in accordance with this definition for comparability.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including capitalization and discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to us. We have determined that there has been no impairment in the carrying value of real estate assets owned by us or any of our unconsolidated joint ventures as of June 30, 2012.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of June 30, 2012.

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

Contractual Obligations
Our contractual obligations as of June 30, 2012 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$1,400,525	$113,000	(3)	$680,000	$467,525	$140,000
Operating lease obligations(2)	78,243	750		2,249	1,500	73,744
Total	$1,478,768	$113,750		$682,249	$469,025	$213,744

(1)
Amounts include principal payments only. We made interest payments, including payments under our interest rate swaps, of approximately $31.4 million during the six months ended June 30, 2012, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

(2)
Three properties (the River Corporate Center building in Tempe, Arizona; the 8700 South Price Road building in Tempe, Arizona; and the 2001 NW 64th Street building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of June 30, 2012 are presented above.

(3)
Amounts relate to draws under our $500 Million Unsecured Facility which expires on August 30, 2012. We anticipate closing on a comparable facility prior to the scheduled maturity date and any draws outstanding as of the closing date will be transferred to the new facility.

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

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of June 30, 2012 was approximately $1.5 billion. Our interest rate swap agreements in place as of June 30, 2012 carried notional amounts totaling $300 million and fixed interest rates of 2.69%, exclusive of changes to our credit rating. See Notes 5 and 8 of our accompanying consolidated financial statements for further detail.

As of June 30, 2012, all of our outstanding debt, except for amounts outstanding under our $500 Million Unsecured Facility, is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt subject to fixed or effectively fixed interest rates has an average effective interest rate of approximately 4.59% per annum with expirations ranging from 2012 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has a minimal impact on interest incurred or cash flows.

As of June 30, 2012, we had $113.0 million outstanding on our $500 Million Unsecured Facility, which is the only debt facility subject to variable interest rates. Our $500 Million Unsecured Facility currently has a stated rate of LIBOR plus 0.475% per annum or the prime rate, at the Company’s discretion. Draws outstanding as of June 30, 2012 were subject to a blended rate of 0.73% as of June 30, 2012. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Facility or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 20, 2012, the court granted the defendants leave to file a motion for summary judgment. On April 5, 2012, the defendants filed a motion for summary judgment. On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment. On May 7, 2012, the defendants filed their reply in support of their motion for summary judgment. The defendants' motion for summary judgment is currently pending before the court.

We believe that plaintiff's allegations are without merit, and we will continue to vigorously defend this action. Due to the uncertainties inherent in the litigation process, our assessment of the merits of the claim notwithstanding, the risk of material financial loss does exist. Plaintiff is seeking damages of approximately $159 million plus prejudgment interest, which defendants dispute. There are a number of defendants in this case and the allocation of damages, if any, to Piedmont versus the other defendants (including any indemnification rights or obligations of Piedmont with respect to the other defendants) is indeterminable at this time. In addition, up to $12.3 million of any damages may be recoverable by Piedmont under its insurance policies.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter 2012.

(b)	Not applicable.

(c)
During the quarter ended June 30, 2012, Piedmont repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our announced stock repurchase program during the second quarter 2012.

Of the 2,747,719 shares repurchased during the second quarter 2012, 2,572,205 shares (at an average price of $16.66 per share) related to repurchases of our common stock pursuant to our announced stock repurchase program, and 175,514 shares (at an average price of $16.52 per share) related to shares purchased and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended June 30, 2012 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)(1)
April 1, 2012 to April 30, 2012	—	$—	—	$—
May 1, 2012 to May 31, 2012	894	$16.68	—	$—
June 1, 2012 to June 30, 2012	1,854	$16.63	—	$253,839	(1)

(1)
Under our amended and restated DRP announced in our Current Report on Form 8-K filed February 24, 2011, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, the "Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program" relates only to the stock repurchase program. The stock repurchase program was previously announced in our Quarterly Report on Form 10-Q filed November 3, 2011, and authorizes the repurchase of up to $300 million of shares of our common stock, expiring on November 2, 2013. The stock repurchase program is separate from shares purchased for DRP issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter 2012 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	August 1, 2012	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
SECOND QUARTER 2012
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