Form 10-Q
period 2012-09-30
Piedmont Office Realty Trust, Inc.
filed 2012-10-31
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 30, 2012:
167,847,028 shares

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2011. Piedmont’s results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$627,812	$640,196
Buildings and improvements, less accumulated depreciation of $857,993 and $792,342 as of September 30, 2012 and December 31, 2011, respectively	2,902,854	2,967,254
Intangible lease assets, less accumulated amortization of $79,640 and $119,419 as of September 30, 2012 and December 31, 2011, respectively	59,076	79,248
Construction in progress	22,808	17,353
Total real estate assets	3,612,550	3,704,051
Investments in unconsolidated joint ventures	37,369	38,181
Cash and cash equivalents	20,763	139,690
Tenant and notes receivable, net of allowance for doubtful accounts of $346 and $631 as of September 30, 2012 and December 31, 2011, respectively	160,215	129,523
Due from unconsolidated joint ventures	533	788
Restricted cash and escrows	23,001	9,039
Prepaid expenses and other assets	13,552	9,911
Goodwill	180,097	180,097
Deferred financing costs, less accumulated amortization of $9,887 and $9,214 as of September 30, 2012 and December 31, 2011, respectively	7,022	5,977
Deferred lease costs, less accumulated amortization of $115,640 and $120,358 as of September 30, 2012 and December 31, 2011, respectively	230,729	230,577
Total assets	$4,285,831	$4,447,834
Liabilities:
Line of credit and notes payable	$1,436,025	$1,472,525
Accounts payable, accrued expenses, and accrued capital expenditures	109,125	122,986
Deferred income	24,110	27,321
Intangible lease liabilities, less accumulated amortization of $39,451 and $63,981 as of September 30, 2012 and December 31, 2011, respectively	42,375	49,037
Interest rate swaps	8,916	2,537
Total liabilities	1,620,551	1,674,406
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2012 or December 31, 2011	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2012 or December 31, 2011	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 168,044,328 and 172,629,748 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,680	1,726
Additional paid-in capital	3,665,870	3,663,662
Cumulative distributions in excess of earnings	(994,967)	(891,032)
Other comprehensive loss	(8,916)	(2,537)
Piedmont stockholders’ equity	2,663,667	2,771,819
Noncontrolling interest	1,613	1,609
Total stockholders’ equity	2,665,280	2,773,428
Total liabilities and stockholders’ equity	$4,285,831	$4,447,834
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$106,826	$104,121	$317,177	$306,450
Tenant reimbursements	27,470	28,234	81,120	85,703
Property management fee revenue	520	110	1,719	1,303
Other rental income	75	13	287	4,415
	134,891	132,478	400,303	397,871
Expenses:
Property operating costs	51,645	50,707	157,835	152,207
Depreciation	28,489	25,891	83,252	76,193
Amortization	15,302	14,808	39,474	39,098
General and administrative	5,508	4,731	15,629	18,868
	100,944	96,137	296,190	286,366
Real estate operating income	33,947	36,341	104,113	111,505
Other income (expense):
Interest expense	(16,247)	(16,236)	(48,727)	(49,638)
Interest and other income (expense)	383	(91)	765	3,130
Equity in income of unconsolidated joint ventures	322	485	739	1,032
Litigation settlement expense	(7,500)	—	(7,500)	—
Gain on consolidation of variable interest entity	—	—	—	1,532
	(23,042)	(15,842)	(54,723)	(43,944)
Income from continuing operations	10,905	20,499	49,390	67,561
Discontinued operations:
Operating income	184	3,775	1,805	11,715
Gain/(loss) on sale of real estate assets	(254)	26,756	27,583	26,756
Income/(loss) from discontinued operations	(70)	30,531	29,388	38,471
Net income	10,835	51,030	78,778	106,032
Less: Net income attributable to noncontrolling interest	(4)	(4)	(12)	(12)
Net income attributable to Piedmont	$10,831	$51,026	$78,766	$106,020
Per share information – basic:
Income from continuing operations	$0.06	$0.12	$0.29	$0.39
Income from discontinued operations	—	0.18	0.17	0.22
Net income available to common stockholders	$0.06	$0.30	$0.46	$0.61
Per share information – diluted:
Income from continuing operations	$0.06	$0.12	$0.29	$0.39
Income from discontinued operations	—	0.17	0.17	0.22
Net income available to common stockholders	$0.06	$0.29	$0.46	$0.61
Weighted-average common shares outstanding – basic	168,805,589	172,826,869	171,162,281	172,755,805
Weighted-average common shares outstanding – diluted	168,929,039	173,045,192	171,295,098	172,995,849
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011

Net income attributable to Piedmont		$10,831		$51,026		$78,766		$106,020
Other comprehensive income/(loss):
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges (See Note 6)	(2,756)		—		(8,628)		(204)
Less: reclassification of previously recorded loss included in net income (See Note 6)	762		44		2,249		895
Other comprehensive income/(loss)		(1,994)		44		(6,379)		691
Comprehensive income attributable to Piedmont		$8,837		$51,070		$72,387		$106,711

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	172,658	$1,727	$3,661,308	$(895,122)	$(691)	$6,232	$2,773,454
Share repurchases as part of an announced program	(199)	(2)	—	(3,242)	—	—	(3,244)
Offering costs associated with the issuance of common stock	—	—	(479)	—	—	—	(479)
Attribution of asset sales proceeds to noncontrolling interest	—	—	—	—	—	(2,684)	(2,684)
Dividends to common stockholders ($1.26 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(249)	(217,709)	—	(2,407)	(220,365)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	171	1	3,082	—	—	—	3,083
Net income attributable to noncontrolling interest	—	—	—	—	—	468	468
Net income attributable to Piedmont	—	—	—	225,041	—	—	225,041
Other comprehensive loss	—	—	—	—	(1,846)	—	(1,846)
Balance, December 31, 2011	172,630	1,726	3,663,662	(891,032)	(2,537)	1,609	2,773,428
Share repurchases as part of an announced program	(4,764)	(48)	—	(80,082)	—	—	(80,130)
Dividends to common stockholders ($0.60 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(143)	(102,619)	—	(8)	(102,770)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	178	2	2,351	—	—	—	2,353
Net income attributable to noncontrolling interest	—	—	—	—	—	12	12
Net income attributable to Piedmont	—	—	—	78,766	—	—	78,766
Other comprehensive loss	—	—	—	—	(6,379)	—	(6,379)
Balance, September 30, 2012	168,044	$1,680	$3,665,870	$(994,967)	$(8,916)	$1,613	$2,665,280

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$78,778	$106,032
Operating distributions received from unconsolidated joint ventures	1,805	2,289
Adjustments to reconcile net income to net cash provided by operating activities:
Income attributable to noncontrolling interest- discontinued operations	—	366
Depreciation	84,100	82,660
Amortization of deferred financing costs	2,056	4,126
Other amortization	38,895	43,316
Accretion of notes receivable discount	—	(482)
Stock compensation expense	1,492	2,975
Equity in income of unconsolidated joint ventures	(740)	(1,032)
Gain on sale of real estate assets, net	(27,583)	(26,756)
Gain on consolidation of variable interest entity	—	(1,532)
Changes in assets and liabilities:
Increase in tenant receivables, net	(15,358)	(9,690)
Increase in restricted cash and escrows	(13,813)	(15,792)
Increase in prepaid expenses and other assets	(3,335)	(4,864)
(Decrease)/increase in accounts payable and accrued expenses	(483)	1,823
Decrease in deferred income	(3,211)	(7,250)
Net cash provided by operating activities	142,603	176,189
Cash Flows from Investing Activities:
Investments in real estate assets and related intangibles	(74,436)	(175,322)
Cash assumed upon consolidation of variable interest entity	—	5,063
Net sales proceeds from wholly-owned properties	74,845	68,041
Net sales proceeds from unconsolidated joint ventures	—	3,036
Investments in unconsolidated joint ventures	—	(151)
Deferred lease costs paid	(39,319)	(27,409)
Net cash used in investing activities	(38,910)	(126,742)
Cash Flows from Financing Activities:
Deferred financing costs paid	(2,991)	(1,401)
Proceeds from line of credit and notes payable	365,000	469,000
Repayments of line of credit and notes payable	(401,500)	(392,000)
Costs of issuance of common stock	(229)	—
Share repurchases as part of an announced program	(80,130)	—
Dividends paid and discount on dividend reinvestments	(102,770)	(165,636)
Net cash used in financing activities	(222,620)	(90,037)
Net decrease in cash and cash equivalents	(118,927)	(40,590)
Cash and cash equivalents, beginning of period	139,690	56,718
Cash and cash equivalents, end of period	$20,763	$16,128
Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued offering costs related to issuance of common stock	$—	$479
Accrued capital expenditures and deferred lease costs	$11,177	$9,395
Accrued deferred financing costs	$110	$—
Net assets assumed upon consolidation of variable interest entity, net of notes receivable previously recorded	$—	$188,283
Liabilities assumed upon consolidation of variable interest entity	$—	$191,814
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

As of September 30, 2012, Piedmont owned interests in 74 consolidated office properties, plus five buildings owned through unconsolidated joint ventures. Our 74 consolidated office properties are located in 17 metropolitan areas across the United States. These office properties comprise approximately 20.5 million square feet of primarily Class A commercial office space, and were approximately 87.0% leased as of September 30, 2012.

2.Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results and certain prior period amounts have been reclassified to conform to the current period financial statement presentation, specifically relating to the required presentation of income from discontinued operations for the Eastpointe Corporate Center in Issaquah, Washington (sold in July 2011); the 5000 Corporate Court building in Holtsville, New York (sold in August 2011); the 35 West Wacker Drive building in Chicago, IL (sold in December 2011); the Deschutes building, the Rhein building, the Rogue building, the Willamette building, and 18.19 acres of adjoining, undeveloped land in Beaverton, Oregon (collectively the "Portland Portfolio" sold in March 2012); the 26200 Enterprise Way building in Lake Forest, California (sold in May 2012); and the 110 and 112 Hidden Lake Circle buildings in Duncan, South Carolina (sold in September 2012). More information on Piedmont's current year property sales is included in Note 10. Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity of which Piedmont or any of its wholly-owned subsidiaries is considered the primary beneficiary, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

3.Acquisitions
On June 28, 2012, Piedmont purchased undeveloped land adjacent to the Medici building in Atlanta, Georgia for a purchase price of approximately $2.5 million. The undeveloped land consists of approximately 2.01 acres, is zoned for office and accessory use, and has a site plan approved for approximately 249,000 square feet.

On October 15, 2012, Piedmont purchased undeveloped land adjacent to the Glenridge Highlands II building in Atlanta, Georgia for a purchase price of approximately $1.7 million. The land consists of approximately 3.0 acres, is zoned for office use, and has a site plan approved for approximately 113,000 square feet.

4.	Tenant and Notes Receivable

Tenant and notes receivables as of September 30, 2012 and December 31, 2011, respectively, were comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Tenant receivables, net of allowance for doubtful accounts of $346 and $631 as of September 30, 2012 and December 31, 2011, respectively	$24,768	$24,722
Cumulative rental revenue recognized on a straight-line basis in excess of cash received in accordance with lease terms	116,447	104,801
Notes receivable received in conjunction with real estate asset sale (See Note 10)	19,000	—
Tenant and notes receivable, net	$160,215	$129,523

5.Line of Credit and Notes Payable
Replacement of $500 Million Unsecured Facility

During the three months ended September 30, 2012, Piedmont OP entered into a new $500 million unsecured line of credit facility (the “$500 Million Unsecured Line of Credit”) with a consortium of lenders to replace its expiring $500 Million Unsecured Facility. The term of the $500 Million Unsecured Line of Credit is four years with a maturity date of August 19, 2016; however, Piedmont may extend the term for up to one additional year (through two available six month extensions) to a final extended maturity date of August 21, 2017 provided Piedmont is not then in default and subject to payment of extension fees. Additionally, under certain terms of the agreement, Piedmont may increase the new facility by up to an additional $500 million (to an aggregate size of $1.0 billion); however, none of the existing lenders have any obligation to participate in such increase. Piedmont paid customary fees to the lenders in connection with the closing of the new $500 Million Unsecured Line of Credit.

The $500 Million Unsecured Line of Credit has the option to bear interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) or Base Rate, defined as the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR for a one-month period plus one percent, (ii) the credit rating for Piedmont, and (iii) for LIBOR loans, an interest period selected by Piedmont of one, two, three, or six months, or to the extent available from all lenders in each case, one year or periods of less than one month. The stated interest rate spread over LIBOR can vary from 1.00% to 1.75% based upon the then current credit rating of Piedmont. As of September 30, 2012, the current stated LIBOR spread on the $500 Million Unsecured Line of Credit was 1.175%.

Under the $500 Million Unsecured Line of Credit, Piedmont is subject to certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40. As of September 30, 2012, Piedmont had met all of the financial covenant requirements.

Other Financing Activity

During the nine months ended September 30, 2012, Piedmont fully repaid its $140 Million mortgage which had been secured by the 500 W. Monroe building and its $45.0 Million loan which had been secured by the 4250 N. Fairfax building.

Additionally, during the nine months ended September 30, 2012, Piedmont incurred net borrowings of approximately $148.5 million on its $500 Million Unsecured Facility prior to its expiration. Piedmont also made interest payments on all debt facilities, including interest rate swap cash settlements related to certain of its debt facilities, totaling approximately $15.7 million and $16.8 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and approximately $47.1 million and $50.1 million for the nine months ended September 30, 2012 and 2011, respectively.

See Note 8 for a description of Piedmont’s estimated fair value of debt as of September 30, 2012.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2012 and December 31, 2011 (in thousands):

Facility	Collateral	Rate(1)		Maturity	Amount Outstanding as of
					September 30, 2012	December 31, 2011
Secured (Fixed)
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%		6/1/2012	$—	$45,000
$200.0 Million Mortgage Note	Aon Center	4.87%		5/1/2014	200,000	200,000
$25.0 Million Mortgage Note	Aon Center	5.70%		5/1/2014	25,000	25,000
$350.0 Million Secured Pooled Facility	Nine Property Collateralized Pool (2)	4.84%		6/7/2014	350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015	105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool (3)	5.50%		4/1/2016	125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016	42,525	42,525
$140.0 Million WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017	140,000	140,000
$140.0 Million 500 W. Monroe Mortgage Loan	500 W. Monroe	LIBOR + 1.008%		8/9/2012	—	140,000
Subtotal/Weighted Average (4)		5.17%			987,525	1,172,525
Unsecured (Variable)
$300 Million Unsecured Term Loan		LIBOR + 1.45%	(5)	11/22/2016	300,000	300,000
$500 Million Unsecured Line of Credit		1.40%	(6)	8/19/2016	148,500	—
Subtotal/Weighted Average (4)		2.26%			448,500	300,000
Total/ Weighted Average (4)		4.26%			$1,436,025	$1,472,525

(1)	All of Piedmont’s outstanding debt as of September 30, 2012 and December 31, 2011 is interest-only debt.

(2)
Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(3)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(4)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of September 30, 2012.

(5)
The $300 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.69%.

(6)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.175% as of September 30, 2012) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of September 30, 2012 consisted of LIBOR draws at 0.22% (subject to the additional spread mentioned above).

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

During the nine months ended September 30, 2012, Piedmont used interest rate swap agreements to hedge the variable cash flows associated with its $300 Million Unsecured Term Loan. Piedmont’s interest rate swap agreements outstanding as of September 30, 2012 were as follows:

Interest Rate Derivative	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swap	$125	11/22/2011	11/22/2016
Interest rate swap	75	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Total	$300

All of Piedmont's interest rate swap agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income ("OCI") and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of Piedmont’s interest rate swaps that was recorded in the accompanying consolidated statements of income for the three and nine months ended September 30, 2012 and 2011, respectively, was as follows:

	Three Months Ended		Nine Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Amount of loss recognized in OCI on derivative	$2,756	$—	$8,628	$204
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(762)	$(44)	$(2,249)	$(895)

Piedmont estimates that approximately $3.1 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months; however Piedmont's total exposure to interest rate expense related to the swaps and the associated debt facility is limited to 2.69% (exclusive of changes to Piedmont's credit rating). No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three and nine months ended September 30, 2012 or 2011, respectively. Please see the accompanying statements of comprehensive income for a rollforward of Piedmont’s Other Comprehensive Loss account. Additionally, see Note 8 for fair value disclosures of Piedmont's interest rate swap derivatives.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $9.2 million.

7.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.
A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of September 30, 2012 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of September 30, 2012	Net Carrying Amount as of December 31, 2011	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(4.4)	$(3.4)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$0.8	$0.6
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Wells REIT Multi-State Owner, LLC	100%	1200 Crown Colony Drive	Consolidated	$32.4	$28.0	In accordance with a tenant's lease, if Piedmont sells the property on or before March 2013, then the tenant would be entitled to an equity participation fee.
Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$194.5	$76.9
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Suwanee Gateway One, LLC	100%	Suwanee Gateway One	Consolidated	$7.5	$7.7
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Medici Atlanta, LLC	100%	The Medici	Consolidated	$13.9	$13.0
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

400 TownPark, LLC	100%	400 TownPark	Consolidated	$23.6	$23.7
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

8.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, accounts receivable, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012			As of December 31, 2011
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents(1)	$20,763	$20,763	Level 1	$139,690	$139,690
Tenant and notes receivable, net(1)	$160,215	$160,215	Level 1	$129,523	$129,523
Restricted cash and escrows(1)	$23,001	$23,001	Level 1	$9,039	$9,039
Liabilities:
Accounts payable and accrued expenses(1)	$22,719	$22,719	Level 1	$14,637	$14,637
Interest rate swap agreements	$8,916	$8,916	Level 2	$2,537	$2,537
Line of credit and notes payable	$1,436,025	$1,488,131	Level 2	$1,472,525	$1,529,811

(1)	For the periods presented, the carrying value approximates estimated fair value due to its short-term maturity.

Piedmont's line of credit and notes payable were carried at book value as of September 30, 2012; however, Piedmont's estimate of their fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its line of credit and notes payable.

Piedmont’s interest rate swap agreements discussed in Note 6 above are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at fair value as of September 30, 2012, and December 31, 2011. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2012 and December 31, 2011, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

9.Commitments and Contingencies

Commitments Under Existing Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two classes: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of September 30, 2012, Piedmont anticipates funding potential non-incremental capital expenditures for tenant improvements of approximately $122.0 million related to its existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next several years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of September 30, 2012, commitments for incremental capital expenditures associated with new leases, primarily at value-add properties, totals approximately $63.1 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded additional expense related to such tenant audits/disputes of approximately $0.2 million and $0.0 million during the three months ended September 30, 2012 and September 30, 2011, respectively, and approximately $0.2 million for both the nine month periods ended September 30, 2012 and September 30, 2011.

Letters of Credit

As of September 30, 2012, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Line of Credit:

Amount	Expiration of Letter of Credit (1)
$382,556	July 2013
$10,000,000	July 2013
$9,033,164	July 2013

(1)	These letter of credit agreements automatically renew for consecutive, one-year periods each anniversary, subject to the satisfaction of the credit obligation and certain other limitations.
Agreements in Principle to Resolve Legal Actions
Piedmont and certain of its current and former officers and directors are currently party to a securities class action lawsuit filed in March 2007 which challenged disclosures made in connection with Piedmont's April 2007 internalization transaction. On September 26, 2012, the Court granted the defendant's motion for summary judgment, and entered judgment in the defendants' favor dismissing all claims.
In addition, Piedmont and certain of its current officers and directors are also party to a second securities class action lawsuit where one of the lead plaintiffs is the same plaintiff in the March 2007 lawsuit. The second suit challenged disclosures made in two separate 2007 Piedmont SEC filings - a response to a May 2007 tender offer for Piedmont's shares, and an October 2007 proxy statement seeking approval of amendments to Piedmont's charter. On August 27, 2012, the Court granted the defendants' motion to dismiss, and entered judgment in the defendants' favor dismissing all claims.

The plaintiffs recently appealed both judgments to the Eleventh Circuit Court of Appeals. On October 11, 2012, Piedmont reached agreement in principle to settle both of the above lawsuits. Under the terms of the proposed settlement of the first suit, the plaintiffs will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont and its insurer. In the second case, the plaintiffs will dismiss the appeal and release all defendants from liability in exchange for total payment of $2.6 million in cash by Piedmont and its insurer. As a result of the agreements to settle, Piedmont recorded a $7.5 million charge (representing the total of both proposed settlements) in its statements of income for the three months ended September 30, 2012. The amounts expected to be recovered from Piedmont's insurers has not yet been determined; therefore, no such amounts have been recorded as of September 30, 2012.

The settlements, which are subject to court approval following the negotiation and execution of definitive agreements, will resolve the appeals and result in the final disposition of both cases.

Please refer to Part II. Item 1 “Legal Proceedings” for a complete description of the chronology of legal actions related to the two lawsuits.

10.Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations (in thousands):

Building(s) Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
Eastpointe Corporate Center	Issaquah, Washington	July 1, 2011	$12,152	$31,704
5000 Corporate Court	Holtsville, New York	August 31, 2011	$14,367	$36,100
35 West Wacker Drive(1)	Chicago, Illinois	December 15, 2011	$96,138	$223,981
Portland Portfolio(2)	Beaverton, Oregon	March 19, 2012	$17,823	$24,832
26200 Enterprise Way	Lake Forest, California	May 31, 2012	$10,012	$24,411
110 & 112 Hidden Lake Circle Buildings	Duncan, South Carolina	September 21, 2012	$(252)	$25,602

(1)	Piedmont sold its approximate 96.5% ownership in the property. Transaction data above is presented at Piedmont's ownership percentage.

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

Income/(loss) from Discontinued Operations

The details comprising income/(loss) from discontinued operations are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$434	$9,234	$2,945	$29,941
Tenant reimbursements	73	3,790	469	14,967
Other rental income	—	(46)	—	303
	507	12,978	3,414	45,211
Expenses:
Property operating costs	100	3,758	566	16,762
Depreciation	163	2,000	848	6,467
Amortization of deferred leasing costs	22	1,776	148	5,406
General and administrative expenses	38	(14)	47	(157)
	323	7,520	1,609	28,478
Other income (expense):
Interest expense	—	(1,568)	—	(4,653)
Interest and other income	—	16	—	1
Net income attributable to noncontrolling interest	—	(131)	—	(366)
	—	(1,683)	—	(5,018)
Operating income, excluding gain/(loss) on sale	184	3,775	1,805	11,715
Gain/(loss) on sale of real estate assets	(254)	26,756	27,583	26,756
Income/(loss) from discontinued operations	$(70)	$30,531	$29,388	$38,471

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

A rollforward of Piedmont's deferred stock award activity for the nine months ended September 30, 2012 is as follows:

	Unvested Deferred Stock Awards as of January 1, 2012	Deferred Stock Awards Granted During Nine Months Ended September 30, 2012	Adjustment to Estimated Future Grants of Performance Share Awards During Nine Months Ended September 30, 2012	Deferred Stock Awards Vested During Nine Months Ended September 30, 2012	Deferred Stock Awards Forfeited During Nine Months Ended September 30, 2012	Unvested Deferred Stock Awards as of September 30, 2012
Shares	511,203	209,177	(164,740)	(250,269)	(4,546)	300,825
Weighted-Average Grant Date Fair Value (per share)	$21.67	$17.48	$23.80	$20.95	$18.76	$18.25

A detail of Piedmont’s outstanding employee deferred stock awards as of September 30, 2012 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares as of September 30, 2012
May 11, 2010	Fiscal Year 2010-2012 Performance Share Program	56,875	(2)	$28.44	Shares vest immediately upon determination of award in 2013.	—	(3)
May 24, 2010	Annual Deferred Stock Award	161,148		$18.71	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	53,125
May 24, 2010	One-Time Special Deferred Stock Award in Recognition of Piedmont's Initial Public Offering	40,085		$18.71	Of the shares granted, 33.33% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	17,457
April 5, 2011	Annual Deferred Stock Award	128,986		$19.40	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 5, 2012, 2013, and 2014, respectively.	74,999
April 5, 2011	Fiscal Year 2011-2013 Performance Share Program	—		$18.27	Shares vest immediately upon determination of award in 2014.	—	(3)
April 4, 2012	Annual Deferred Stock Award	191,738		$17.49	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 4, 2013, 2014, and 2015, respectively.	155,244
April 4, 2012	Fiscal Year 2012-2014 Performance Share Program	—		$17.42	Shares vest immediately upon determination of award in 2015.	—	(3)
Total						300,825

(1)	Amounts reflect the total grant, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2012.

(2)	Represents net shares granted at the end of the first and second interim performance periods ended December 31, 2010 and 2011, respectively.

(3)
Estimated based on Piedmont's cumulative total stockholder return for the respective performance period through September 30, 2012. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended September 30, 2012 and 2011, respectively, Piedmont recognized approximately $0.9 million and $1.1 million of compensation expense related to stock awards, all of which related to the amortization of nonvested shares. During the nine months ended September 30, 2012 and 2011, Piedmont recognized approximately $3.1 million and $4.8 million of compensation expense related to stock awards, of which $1.8 million and $3.6 million relates to the amortization of nonvested shares, respectively. During the nine months ended September 30, 2012, a total of 178,329 shares were issued to employees, directors, and officers. As of September 30, 2012, approximately $2.5 million of unrecognized compensation cost related to nonvested, share-based compensation remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average common shares – basic	168,806	172,827	171,162	172,756
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	123	218	133	240
Weighted-average common shares – diluted	168,929	173,045	171,295	172,996

13.Other Subsequent Events

Fourth Quarter Dividend Declaration

On October 30, 2012, the board of directors of Piedmont declared dividends for the fourth quarter of 2012 in the amount of $0.20 per common share outstanding to stockholders of record as of the close of business on November 30, 2012. Such dividends are to be paid on December 21, 2012.

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

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our wholly-owned properties, distributions from our joint ventures, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured Line of Credit as our primary sources of immediate liquidity. During the three months ended September 30, 2012, we entered into a new $500 Million Unsecured Line of Credit to replace the expiring $500 Million Unsecured Facility. All amounts outstanding on the $500 Million Unsecured Facility were transferred to the $500 Million Unsecured Line of Credit at closing. Depending on the timing and volume of our property acquisition and disposition activities, we may also seek other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base as additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. As of September 30, 2012 approximately $22.5 million of net sales proceeds related to the tax deferred exchange of certain real estate assets under Section 1031 of the Internal Revenue Code (“IRC”) was held in escrow pending the acquisition of replacement properties. If suitable replacement properties are not identified within the requisite time frame allowed under the IRC, these proceeds will be returned to the Company as unrestricted cash and become immediately available to fund expenditures. As of the time of this filing, we had $153.5 million outstanding under our $500 Million Unsecured Line of Credit. As a result, we had approximately $327.1 million under this facility available for future borrowing (approximately $19.4 million of capacity is reserved as security for outstanding letters of credit required by various third parties).
We estimate that our most immediate use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at any of our various properties and (ii) tenant improvement allowances and leasing commissions negotiated as part of executed leases with our tenants. Both the timing and magnitude of general repair and maintenance projects are subject to our discretion. We anticipate funding approximately $122.0 million in unrecorded contractual obligations for non-incremental tenant improvements related to our existing lease portfolio over the respective lease term, the majority of which we estimate may be required to be funded over the next several years. For many of our leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures associated with new leases, primarily at value-add properties, total approximately $63.1 million. We also anticipate funding certain tenant improvements and leasing commissions related to anticipated re-leasing efforts for several of our large tenants as they approach their lease expiration dates in the next twelve to eighteen months. Both the timing and magnitude of these amounts are subject to change as competitive market conditions at the time of lease negotiations dictate.
Subject to the identification and availability of attractive investment opportunities and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, given that the Company's board believes our common stock is trading at a discount to the estimated fair value of our net assets, our board of directors has authorized the use of up to $300 million for the repurchase of our common stock through November 2013. Through September 30, 2012 (including repurchases made in December 2011), we have expended approximately $83.4 million under the stock repurchase program (including transactions fees) and may continue to make additional purchases as market conditions warrant.
On a longer term basis, we expect to use funds to make scheduled debt service payments and/or debt repayments when such obligations become due. We currently have no debt maturities until 2014.
Our primary focus is to achieve an attractive long-term, risk-adjusted return for our stockholders. Competition to attract and retain high-credit-quality tenants remains intense due to general economic conditions. At the same time, we have been in a period of high lease rollover for the past several years, and in some cases we have had to accept lower market driven rental rates and grant larger tenant improvement packages to renew leases or secure new tenants than a stronger economic climate might have produced. The sale of the 35 West Wacker Drive building in Chicago, Illinois during the fourth quarter of 2011, the commencement of certain significant leases with lower rental rates during 2012, and the downtime we have, and continue to, experience while re-tenanting certain properties put pressure on 2012 cash flow and caused our board of directors to lower our quarterly dividend to $.20 per share ($.80 per share on an annualized basis) beginning with the first quarter of 2012.

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

Results of Operations

Overview

Our income from continuing operations decreased from $0.12 per share for the three months ended September 30, 2011 to $0.06 per share for the three months ended September 30, 2012 primarily due to a $7.5 million charge related to proposed settlements of two class action lawsuits. Rental income and property operating costs also increased due to properties acquired during the last twelve months as well as increased occupancy. The increase in rental income was offset by increased depreciation and amortization expense associated with significant tenant improvements and leasing commissions associated with higher leasing activity as well as properties acquired over the last twelve months.

Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2012 and 2011, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2012%		September 30, 2011%		$ Increase (Decrease)
Revenue:
Rental income	$106.8		$104.1		$2.7
Tenant reimbursements	27.5		28.2		(0.7)
Property management fee revenue	0.5		0.1		0.4
Other rental income	0.1		—		0.1
Total revenues	134.9	100%	132.4	100%	2.5
Expense:
Property operating costs	51.7	38%	50.7	38%	1.0
Depreciation	28.5	21%	25.9	20%	2.6
Amortization	15.3	12%	14.8	11%	0.5
General and administrative expense	5.5	4%	4.7	4%	0.8
Real estate operating income	33.9	25%	36.3	27%	(2.4)
Other income (expense):
Interest expense	(16.2)	(12)%	(16.2)	(12)%	—
Interest and other income	0.4	—%	(0.1)	—%	0.5
Equity in income of unconsolidated joint ventures	0.3	—%	0.5	—%	(0.2)
Litigation settlement expense	(7.5)	(5)%	—	—%	(7.5)
Income from continuing operations	$10.9	8%	$20.5	15%	$(9.6)
Income/(loss) from discontinued operations	$(0.1)		$30.5		$(30.6)

Continuing Operations

Revenue

Rental income increased from approximately $104.1 million for the three months ended September 30, 2011 to approximately $106.8 million for the three months ended September 30, 2012. Approximately $1.8 million of the increase is attributable to three properties acquired subsequent to June 30, 2011. Additionally, new leases commenced at our Piedmont Pointe I and II buildings in Bethesda, Maryland in late 201l, which contributed to the current year increase.

Tenant reimbursements decreased from approximately $28.2 million for the three months ended September 30, 2011 to approximately $27.5 million for the three months ended September 30, 2012. Lease expirations at our 200 Bridgewater Crossing building in Bridgewater, New Jersey and at our Aon Center building in Chicago, Illinois in December 2011 account for approximately $1.1 million of the decrease. However, these decreases were partially offset by incurring higher property tax expense in the current period which resulted in higher tenant reimbursements primarily at our 800 North Brand Boulevard building in Glendale, California.

Property management fee revenue increased from approximately $0.1 million for the three months ended September 30, 2011 to approximately $0.5 million for the three months ended September 30, 2012. The increase is directly attributable to retaining the property management of the 35 West Wacker Drive building in Chicago, Illinois subsequent to selling the building to an unrelated third-party in December 2011.

Expense

Property operating costs increased approximately $1.0 million for the three months ended September 30, 2012 compared to the same period in the prior year primarily due to an increase in recoverable property taxes of approximately $1.5 million, as well as operating costs contributed by properties acquired subsequent to June 30, 2011, accounting for approximately $0.3 million of the increase. These increases, however, were offset by decreases of approximately $0.5 million in utility costs and $0.3 million in non-recoverable professional service fees.

Depreciation expense increased approximately $2.6 million for the three months ended September 30, 2012 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant improvements placed in service subsequent to June 30, 2011 which contributed approximately $1.9 million of the increase. The remainder of the increase is due to new properties acquired subsequent to June 30, 2011.

Amortization expense increased approximately $0.5 million for the three months ended September 30, 2012 compared to the same period in the prior year. The variance is primarily attributable to the acceleration of amortization expense on certain lease intangible assets related to a lease termination due to a tenant bankruptcy at our 500 W. Monroe building in Chicago, Illinois which contributed an additional $3.5 million of expense. However, this increase is largely offset by reduced amortization expense as a result of lease intangible assets becoming fully amortized at certain of our existing properties subsequent to June 30, 2011.

General and administrative expenses increased approximately $0.8 million for the three months ended September 30, 2012 compared to the same period in the prior year. The increase is primarily attributable to higher bad debt expense and transfer agent expenses during the current period.

Other Income (Expense)

Interest and other income increased approximately $0.5 million for the three months ended September 30, 2012 compared to the same period in the prior year. The increase reflects higher income in the current period related to interest earned on a $19.0 million note receivable originated as part of the sale of the Deschutes building, the Rhein building, the Rogue building, the Willamette building, and 18.19 acres of adjoining, undeveloped land in Beaverton, Oregon (collectively the "Portland Portfolio") in March 2012.

For the three months ended September 30, 2012 we recognized $7.5 million of litigation settlement expense related to potential settlement agreements of the two class action lawsuits. See Note 9 for further detail.

Discontinued Operations

In accordance with GAAP, the operations of the Eastpointe Corporate Center in Issaquah, Washington, the 5000 Corporate Court building in Holtsville, New York, the 35 West Wacker Drive building, the Portland Portfolio, the 26200 Enterprise Way building in Lake Forest, California, and the 110 and 112 Hidden Lake Circle buildings in Duncan, South Carolina are classified as discontinued operations for all periods presented. Income from discontinued operations decreased approximately $30.6 million for the three months ended September 30, 2012 compared to the same period in the prior year primarily due to the net gain realized on the sale of the Eastpointe Corporate Center building and the 5000 Corporate Center building in the prior period for approximately $26.8 million. We incurred a net loss on the sale of the 110 and 112 Hidden Lake Circle buildings in the current period of approximately $0.3 million. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2011

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2012 and 2011, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2012%		September 30, 2011%		$ Increase (Decrease)
Revenue:
Rental income	$317.2		$306.5		$10.7
Tenant reimbursements	81.1		85.7		(4.6)
Property management fee revenue	1.7		1.3		0.4
Other rental income	0.3		4.4		(4.1)
Total revenues	400.3	100%	397.9	100%	2.4
Expense:
Property operating costs	157.8	39%	152.2	38%	5.6
Depreciation	83.3	21%	76.2	19%	7.1
Amortization	39.5	10%	39.1	10%	0.4
General and administrative expense	15.6	4%	18.9	5%	(3.3)
Real estate operating income	104.1	26%	111.5	28%	(7.4)
Other income (expense):
Interest expense	(48.7)	(12)%	(49.6)	(12)%	0.9
Interest and other income	0.8	—%	3.1	1%	(2.3)
Equity in income of unconsolidated joint ventures	0.7	—%	1.1	—%	(0.4)
Litigation settlement expense	(7.5)	(2)%	—	—%	(7.5)
Gain on consolidation of variable interest entity	—	—%	1.5	—%	(1.5)
Income from continuing operations	$49.4	12%	$67.6	17%	$(18.2)
Income from discontinued operations	$29.4		$38.5		$(9.1)

Continuing Operations

Revenue

Rental income increased from approximately $306.5 million for the nine months ended September 30, 2011 to approximately $317.2 million for the nine months ended September 30, 2012. Approximately $10.1 million of the variance is attributable to properties acquired subsequent to January 1, 2011, which include the 1200 Enclave Parkway building in Houston, Texas, the 500 W. Monroe building, the Dupree building in Atlanta, Georgia, the Medici building in Atlanta, Georgia, the 225 and 235 Presidential Way buildings in Boston, Massachusetts, and the 400 TownPark building in Lake Mary, Florida. Additionally, new leases commenced at our Piedmont Pointe I and II buildings in late 2011 and at our 1075 West Entrance Drive building in Auburn Hills, Michigan in July 2011, contributed approximately $5.6 million of the year over year increase. These increases were partially offset by a reduction in leased space due to lease expirations at various properties (primarily at our 200 Bridgewater Crossing building, our Windy Point II building in Chicago, Illinois, and our Aon Center building). However, we have since executed a new lease for approximately one-third of the 200 Bridgewater Crossing building which will commence in first quarter 2013, and have executed a new lease for the entire Windy Point II building, also commencing in first quarter 2013.

Tenant reimbursements decreased from approximately $85.7 million for the nine months ended September 30, 2011 to approximately $81.1 million for the nine months ended September 30, 2012. Approximately $5.8 million of the decrease is attributable to the lease expirations noted above at the 200 Bridgewater Crossing building, the Windy Point II building, and the Aon Center building, as well as the 400 Bridgewater Crossing building. Properties acquired subsequent to January 1, 2011 contributed approximately $2.0 million to offset the decline in tenant reimbursements related to these lease expirations.

Property management fee revenue increased from approximately $1.3 million for the nine months ended September 30, 2011 to approximately $1.7 million for the nine months ended September 30, 2012. The increase is primarily attributable to retaining the property management of the 35 West Wacker Drive building in Chicago, Illinois subsequent to selling the building to an unrelated third-party in December 2011.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Lease termination fee income for the nine months ended September 30, 2011 of approximately $4.4 million primarily relate to leases terminated or contracted at the 1201 and 1225 Eye Street buildings in Washington, D.C., the US Bancorp building in Minneapolis, Minnesota, and the 1075 West Entrance building. We do not expect such income to be comparable in future periods, as it will be dependent upon the exercise of lease terminations by tenants and/or the execution of restructuring agreements that may not be in our control or are deemed by management to be in the best interest of the portfolio over the long term.

Expense

Property operating costs increased approximately $5.6 million for the nine months ended September 30, 2012 compared to the same period in the prior year primarily due to properties acquired subsequent to January 1, 2011, accounting for approximately $4.9 million of the increase. The remainder of the variance is due to higher property tax expense and billback expense in 2012 at our Aon Center building.

Depreciation expense increased approximately $7.1 million for the nine months ended September 30, 2012 compared to the same period in the prior year. Of the year over year increase, approximately $4.2 million is attributable to depreciation on additional tenant improvements subsequent to January 1, 2011. The remainder of the increase is due to properties acquired subsequent to January 1, 2011.

Amortization expense increased approximately $0.4 million for the nine months ended September 30, 2012 compared to the same period in the prior year. The variance is primarily attributable to the acceleration of amortization expense on certain lease intangible assets related to a lease termination due to a tenant bankruptcy at our 500 W. Monroe building which contributed an additional $2.4 million of expense. The increase is also attributable to properties acquired subsequent to January 1, 2011. However, these increases are largely offset by reduced amortization expense as a result of lease intangible assets becoming fully amortized at certain of our existing portfolio of properties subsequent to January 1, 2011.

General and administrative expenses decreased approximately $3.3 million for the nine months ended September 30, 2012 compared to the same period in the prior year. The decrease is attributable to recoveries in excess of current period billings from our insurance carriers related to our litigation defense, as well as lower costs associated with our deferred stock compensation plan in the current period, totaling approximately $3.2 million.

Other Income (Expense)

Interest expense decreased approximately $0.9 million for the nine months ended September 30, 2012 compared to the same period in the prior year primarily due to the repayment of the $45.0 Million 500 W. Monroe Mezzanine I Loan in November 2011, the $140.0 Million 500 W. Monroe Mortgage Loan in January 2012, and the $45.0 Million Fixed-Rate Loan secured by the 4250 N. Fairfax building in May 2012. However, in November 2011, we entered into a new $300 Million Unsecured Term Loan which had an effectively fixed interest rate, through interest rate swap agreements, of 2.69% compared to the previous $250 Million Unsecured Term Loan, which carried an effectively fixed rate of 2.36%, and matured in June 2011. The higher interest rate on the new debt, coupled with the higher outstanding balance, resulted in the recognition of increased interest expense in the current period, partially offsetting the effect of the loan pay-offs noted above.

Interest and other income decreased approximately $2.3 million for the nine months ended September 30, 2012 compared to the same period in the prior year. The decrease reflects the recognition in the prior period of approximately $2.6 million of previously deferred property operating income upon consolidation of the 500 W. Monroe building.

For the nine months ended September 30, 2012 we recognized $7.5 million of litigation settlement expense related to potential settlement agreements of the two class action lawsuits. See Note 9 for further detail.

The approximate $1.5 million gain on the consolidation of our VIE recognized during the nine months ended September 30, 2011 is the net result of recording the estimated fair value of the net assets associated with taking ownership of the 500 W. Monroe building through foreclosure.

Discontinued Operations

In accordance with GAAP, the operations of the Eastpointe Corporate Center, the 5000 Corporate Court building, the 35 West Wacker Drive building, the Portland Portfolio, the 26200 Enterprise Way building, and the 110 and 112 Hidden Lake Circle buildings are classified as discontinued operations for all periods presented. Income from discontinued operations decreased approximately $9.1 million for the nine months ended September 30, 2012 compared to the same period in the prior year and is mostly attributable to the lack of operational activity in the current period at the 35 West Wacker Drive building, Eastpointe Corporate Center, or the 5000 Corporate Court building, as these properties were sold in 2011. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

We calculate Core FFO as FFO (calculated as set forth above) less acquisition costs and other significant, non-recurring items.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	Per Share (1)	2011	Per Share(1)	2012	Per Share(1)	2011	Per Share(1)
Net income attributable to Piedmont	$10,831	$0.06	$51,026	$0.29	$78,766	$0.46	$106,020	$0.61
Depreciation of real assets (2)	28,763	0.18	28,102	0.16	84,605	0.50	83,135	0.48
Amortization of lease-related costs (2)	15,366	0.09	16,616	0.10	39,744	0.23	44,601	0.26
Gain on consolidation of VIE	—	—	—	—	—	—	(1,532)	(0.01)
(Gain)/loss on sale- wholly-owned properties	254	—	(26,756)	(0.15)	(27,583)	(0.16)	(26,756)	(0.15)
Gain on sale- unconsolidated partnership	—	—	(70)	—	—	—	(116)	—
Funds From Operations	$55,214	$0.33	$68,918	$0.40	$175,532	$1.03	$205,352	$1.19
Adjustment:
Litigation settlement expense	7,500	0.04	—	—	7,500	0.04	—	—
Acquisition costs	7	—	285	—	88	—	975	—
Core Funds From Operations	$62,721	$0.37	$69,203	$0.40	$183,120	$1.07	$206,327	$1.19
Adjustments:
Deferred financing cost amortization	663	—	879	—	2,056	0.01	2,546	0.01
Amortization of fair market adjustments on notes payable	—	—	471	—	—	—	1,413	0.01
Depreciation of non real estate assets	196	—	84	—	397	—	422	—
Straight-line effects of lease revenue (2)	(4,193)	(0.02)	(4,129)	(0.02)	(11,236)	(0.06)	(4,488)	(0.03)
Stock-based and other non-cash compensation	869	0.01	1,111	—	1,492	0.01	2,975	0.02
Net effect of amortization of below-market in-place lease intangibles (2)	(1,315)	(0.01)	(1,817)	(0.01)	(4,631)	(0.03)	(4,850)	(0.03)
Income from amortization of discount on purchase of mezzanine loans	—	—	—	—	—	—	(484)	—
Acquisition costs	(7)	—	(285)	—	(88)	—	(975)	—
Non-incremental capital expenditures (3)	(38,583)	(0.23)	(14,529)	(0.08)	(64,430)	(0.38)	(45,009)	(0.26)
Adjusted Funds From Operations	$20,351	$0.12	$50,988	$0.29	$106,680	$0.62	$157,877	$0.91
Weighted-average shares outstanding – diluted	168,929		173,045		171,295		172,996

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including capitalization and discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to us. We have determined that there has been no impairment in the carrying value of real estate assets owned by us or any of our unconsolidated joint ventures as of September 30, 2012.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of September 30, 2012.

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

Contractual Obligations
Our contractual obligations as of September 30, 2012 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$1,436,025	$—	$680,000	$616,025	$140,000
Operating lease obligations(2)	78,056	750	1,500	1,500	74,306
Total	$1,514,081	$750	$681,500	$617,525	$214,306

(1)
Amounts include principal payments only. We made interest payments, including payments under our interest rate swaps, of approximately $47.1 million during the nine months ended September 30, 2012, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

(2)
Three properties (the River Corporate Center building in Tempe, Arizona; the 8700 South Price Road building in Tempe, Arizona; and the 2001 NW 64th Street building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of September 30, 2012 are presented above.

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
Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our $500 Million Unsecured Line of Credit (which replaced the $500 Million Unsecured Facility in August 2012) and our $300 Million Unsecured Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, a significant portion of our debt is based on fixed interest rates to hedge against instability in the credit markets, and we have effectively fixed the interest rate on our $300 Million Unsecured Term Loan through interest rate swap agreements, provided that we maintain our corporate credit rating. We do not enter into derivative or interest rate transactions for speculative purposes.

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of September 30, 2012 was approximately $1.5 billion. Our interest rate swap agreements in place as of September 30, 2012 carried notional amounts totaling $300 million and fixed interest rates of 2.69%, exclusive of changes to our credit rating. See Notes 5 and 8 of our accompanying consolidated financial statements for further detail.

As of September 30, 2012, all of our outstanding debt, except for amounts outstanding under our $500 Million Unsecured Line of Credit, is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt subject to fixed or effectively fixed interest rates has an average effective interest rate of approximately 4.59% per annum with expirations ranging from 2014 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has a minimal impact on interest incurred or cash flows.

As of September 30, 2012, we had $148.5 million outstanding on our $500 Million Unsecured Line of Credit, which is the only debt facility subject to variable interest rates. Our $500 Million Unsecured Line of Credit currently has a stated rate of LIBOR plus 1.175% per annum or the prime rate, at the Company’s discretion. Draws outstanding as of September 30, 2012 were subject to a blended rate of 1.40% as of September 30, 2012. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Assertions of Legal Actions and Proposed Settlements

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

On March 20, 2012, the court granted the defendants leave to file a motion for summary judgment. On April 5, 2012, the defendants filed a motion for summary judgment. On September 26, 2012, the court granted the defendants' motion for summary judgment and entered judgment in favor of the defendants. Plaintiff appealed to the Eleventh Circuit Court of Appeals on October 12, 2012.

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

Following remand, plaintiffs filed a third amended complaint pursuant to leave granted on September 27, 2011. On October 21, 2011, the defendants filed a motion to dismiss the third amended complaint. On August 27, 2012, the court granted the defendants' motion to dismiss the third amended complaint and entered judgment in favor of the defendants. On September 26, 2012, the plaintiffs filed a notice of appeal with the Eleventh Circuit Court of Appeals.

Agreements in Principle to Resolve Legal Actions

On October 11, 2012, Piedmont reached agreement in principle to settle both of the above lawsuits. Under the terms of the proposed settlement of the first suit, Plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont and its insurer. In the second case, Plaintiffs will dismiss the appeal and release all defendants from liability in exchange for total payment of $2.6 million in cash by Piedmont and its insurer. The settlements are subject to court approval following the negotiation and execution of definitive agreements and notice to the classes. We believe that plaintiffs' allegations in these suits are without merit, and we will continue to vigorously defend these actions if for any reason the settlements are not approved. Due to the uncertainties inherent in the litigation process, our assessment of the merits of the claim notwithstanding, the risk of material financial loss does exist.

ITEM 1A.	RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter 2012.

(b)	Not applicable.

(c)
During the quarter ended September 30, 2012, Piedmont repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our previously announced stock repurchase program.

Of the 2,306,485 shares repurchased during the third quarter 2012, 2,191,544 shares (at an average price of $16.95 per share) related to repurchases of our common stock pursuant to our previously announced stock repurchase program, and 114,941 shares (at an average price of $17.55 per share) related to shares purchased and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended September 30, 2012 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)(1)
July 1, 2012 to July 31, 2012	1,335	$16.89	1,335	$—
August 1, 2012 to August 31, 2012	682	$17.01	682	$—
September 1, 2012 to September 30, 2012	289	$17.31	175	$216,627	(1)

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
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter 2012 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	October 31, 2012	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
THIRD QUARTER 2012
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

10.1
Revolving Credit Agreement dated August 21, 2012, by and among Piedmont Operating Partnership, LP, the Company, J.P. Morgan Securities LLC, RBC Capital Markets LLC, JPMorgan Chase Bank, N. A., Royal Bank of Canada, PNC Bank, National Association, SunTrust Bank, and U.S. Bank National Association, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on August 23, 2012)

10.2
Amendment No. 1 to Term Loan Agreement, dated as of August 21, 2012, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank as Administrative Agent, and the other banks party thereto as Lenders (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on August 23, 2012)

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