Form 10-K
period 2012-12-31
Piedmont Office Realty Trust, Inc.
filed 2013-02-27
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2012
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to to
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
Yes  ☐    No  ☒
As of June 29, 2012, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $2,916,495,257 based on the closing price as reported on the New York Stock Exchange. As of February 26, 2013, 167,555,401 shares of common stock were outstanding.
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2013.

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the sectors in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

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

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Availability of financing and our lending banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	We may be subject to litigation, which could have a material adverse effect on our financial condition;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code (the “Code”); and

•	Other factors, including the risk factors discussed under Item 1A. of this Annual Report on Form 10-K.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

PART I

ITEM 1.    BUSINESS

General

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997, commenced operations in 1998, and listed its common stock on the New York Stock Exchange ("NYSE") in 2010. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner of Piedmont OP and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

Operating Objectives and Strategy

Based on its December 31, 2012 equity market capitalization of $3.0 billion, Piedmont is the fifth largest office REIT in the United States based on comparison to the constituents of the Bloomberg U.S. Office REIT Index.
Our portfolio consists primarily of Class A commercial office buildings leased to large, credit-worthy, government and corporate tenants. As of December 31, 2012, approximately 82% of our Annualized Lease Revenue (see "Information Regarding Disclosures Presented" below) was derived from our office properties in the ten largest U.S. office markets based on rentable square footage, including premier office markets such as Chicago, Washington, D.C., the New York metropolitan area, Boston and greater Los Angeles.

For the past several years, we have been reducing the number of markets we operate within by selling non-strategic assets and recycling the proceeds into assets and markets which we believe have the greatest potential to contribute to enterprise value over time. Since 2005 we have exited twenty markets and plan to exit up to an additional seven over the next few years so that we are predominantly concentrated in the top ten U.S. office markets by 2015. During 2012 we disposed of seven properties, which allowed us to exit two geographical markets as well as dispose of our last two industrial assets. We have a demonstrated capital allocation track record including transacting $5.9 billion and $1.7 billion in property acquisitions and dispositions, respectively, during our fourteen year operating history. As we are disciplined investors and found pricing of potential replacement assets during 2012 to be prohibitive, we reinvested the majority of the proceeds from our recent dispositions into the stock repurchase program authorized by our Board of Directors in 2011. Piedmont has maintained a low-leverage strategy (typically around 30% of gross asset value) which allows capacity for growth as transactional opportunities arise.

Headquartered in metropolitan Atlanta, Georgia, with local management offices in each of its major markets, Piedmont values operational excellence and was tied for second overall and tied for first for REITs based on the number of buildings owned and managed with Building Owners Management Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates six major areas of building operations and management and benchmarks a building's performance against industry standards. The achievement of such a designation recognizes excellence in building operations and management. We also have focused on environmental sustainability initiatives at our properties, and approximately 79% of our office portfolio (based on Annualized Lease Revenue) maintains Energy Star labels as of December 31, 2012.
We foster long-term relationships with our high-credit quality, diverse tenant base as evidenced by our 75% tenant retention rate over the past seven years. No tenant other than the U.S. government accounts for more than 6% of our Annualized Lease Revenue, and 66% of our Annualized Lease Revenue is derived from investment grade companies or government agencies.
Information Regarding Disclosures Presented
Annualized Lease Revenue ("ALR") is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that have been executed, but excluding a) rental abatements and b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes our five unconsolidated joint venture interests.

Employees

As of December 31, 2012, we had 116 full-time employees, with 54 of our employees working in our corporate office in Johns Creek, Georgia. Our remaining employees work in property management offices located in Atlanta, Georgia; Boston, Massachusetts; Minneapolis, Minnesota; Washington, D.C.; Tampa, Florida; Irving, Texas; Houston, Texas; Chicago, Illinois; Detroit, Michigan; and the metropolitan areas surrounding New York, New York and Los Angeles, California. These employees are involved in managing our real estate and servicing our tenants.

Competition

We compete for tenants for our high-quality assets in major U.S. markets by fostering strong tenant relationships and by providing efficient customer service including, asset management, property management, and construction management services. As the competition for high-credit-quality tenants is intense, we may be required to provide rent abatements, incur charges for tenant improvements and other concessions, or we may not be able to lease vacant space timely, all of which would adversely impact our results of operations. We compete with other buyers who are interested in properties we elect to acquire, which may result in an increase in the amount that we pay for such properties or may ultimately result in our inability to acquire such properties. We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the disposal, or which may result in our inability to dispose of such properties due to the lack of an acceptable return.

Financial Information About Industry Segments

Our current business consists primarily of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of office real estate assets. We internally evaluate all of our real estate assets as one operating segment, and, accordingly, we do not report segment information.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2012, no individual tenant, other than multiple leases which collectively represent various departments of the federal government, represents more than 10% of our future rental income under non-cancelable leases or 10% of our current year rental income. Apart from general uncertainties related to current, adverse economic conditions, and governmental operating deficits, we are not aware of any reason that our current tenants will be unable to pay their contractual rental amounts, in all material respects, as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Operations

Market and economic conditions remain challenging and the demand for office space, rental rates and property values may continue to lag the general economic recovery causing our business, results of operations, cash flows, and financial condition to be adversely affected.

The United States economy remains fragile and continuing concerns about the potential impact of higher taxes, inflation, government deficit spending, and rising interest rates continue to temper widespread job growth in the United States. As the demand for office space is highly dependent on job growth, rental rates and property values may continue to lag the general economic recovery. If we are unable to attract new tenants, renew existing tenants, or experience terminations or defaults on in-place leases, then our cash flow, results of operations, financial condition, and the market price of our common stock may suffer. If we do not have sufficient cash flow from operations to continue operating our business and are unable to borrow additional funds or are unable to access our existing line of credit, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing acquisitions and potential development activity, decreasing our distribution levels, disposing of one or more of our properties possibly on disadvantageous terms, or entering into or renewing leases on less favorable terms than we otherwise would.

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

The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, related to mortgage payments, real estate taxes, insurance, and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2012, our most substantial non-U.S. governmental lead tenants, based on ALR, were BP Corporation (approximately 5.9%), US Bancorp (approximately 5.0%), and the State of New York (approximately 3.6%). As lead tenants, the revenues generated by the properties these tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results.

We have been working through a period of intense releasing activity over the past several years due to the fact that many of our properties were acquired approximately ten years ago with typically seven to ten years of lease term remaining. As a result a significant number of leases expired during the last three years. Every year, we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties to renew leases with our existing tenants and to attract new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. In addition, competition for credit worthy tenants remains intense and we may have difficulty competing with competitors who have purchased properties at discounted prices allowing them to offer space at reduced rental rates.

If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition, cash flows, cash available for distribution, value of our common stock, and ability to satisfy our debt service obligations could be adversely affected.

Some of our leases provide tenants with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our tenants to terminate their leases of all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in many cases, paying a termination fee. In certain cases, such early terminations can be effectuated by our tenants with little or no termination fee being paid to us. As of December 31, 2012, approximately 2.3% of our ALR was comprised of leases that provided tenants with early termination rights (including partial terminations and terminations of whole leases) that could be effected during the subsequent twelve month period. Leases comprising approximately 2.2% of such ALR would require the tenant to pay a termination fee, while 0.1% of such ALR would not require a termination fee upon execution. To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants.

Our rental revenues will be significantly influenced by the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Chicago, Washington, D.C., and the New York metropolitan area, where we have high concentrations of office properties.

Because our portfolio consists of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Our properties located in Chicago, Washington, D.C. and the New York metropolitan area account for approximately 23.1%, 22.0%, and 14.6%, respectively, of our ALR. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the reduction in demand for office properties, industry slowdowns, governmental cut backs, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates, could adversely affect our rental revenues and operating results.

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

•	changes in the national, regional, and local economic climate, particularly in markets in which we have a concentration of properties;

•	local office market conditions such as changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;

•	changes in the patterns of office use due to technological advances which may make telecommuting more prevalent;

•	the attractiveness of our properties to potential tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	the financial stability of our tenants, including bankruptcies, financial difficulties, or lease defaults by our tenants;

•	changes in operating costs and expenses, including costs for maintenance, insurance, and real estate taxes, and our ability to control rents in light of such changes;

•	the need to periodically fund the costs to repair, renovate, and re-let space;

•	earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or under insured losses;

•	changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment, and taxes; and

•	changes in accounting standards.

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

Adverse market and economic conditions may adversely affect us and could cause us to recognize impairment charges on tangible real estate and related lease intangible assets or otherwise impact our performance.

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

Projections of expected future cash flows require management to make assumptions to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The current uncertainty in the U.S. economy increases the subjectivity involved in projecting future cash flows, discount and capitalization rates and other factors involved in these calculations. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related lease intangible assets and our net income. In addition, adverse economic conditions could also cause us to recognize additional asset impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations.

Adverse market and economic conditions could cause us to recognize impairment charges on our goodwill, or otherwise impact our performance.

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

Our continued success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, Donald A. Miller, CFA, Robert E. Bowers, Laura P. Moon, Raymond L. Owens, Carroll A. Reddic, and Robert K. Wiberg, each of whom would be difficult to replace. Our ability to retain our management team, or to attract suitable replacements should any member of the executive management team leave, is dependent on the competitive nature of the employment market. The loss of services of one or more of these key members of our management team could adversely affect our results of operations and slow our future growth. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel.

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

In addition, insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIA"), United States insurers cannot exclude conventional (non-CBNR) terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. TRIA is scheduled to expire at the end of 2014, although there are currently discussions regarding extending it. In some cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses.

We have properties located in Southern California, an area especially susceptible to earthquakes. Collectively, these properties represent approximately 5.2% of our ALR. Because these properties are located in close proximity to one another, an earthquake in the greater Los Angeles area could materially damage, destroy or impair the use by tenants of all of these properties. If any of our properties incurs a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

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

As of December 31, 2012, we owned interests in five properties representing approximately 0.7 million rentable square feet through unconsolidated joint ventures. In the future we may enter into strategic joint ventures with institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including the following:

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

We may continue to be subject to litigation, which could have a material adverse effect on our financial condition.

Although we have reached agreement in principle to settle our two class action lawsuits as further described in“Item 3.—Legal Proceedings”, there is still a risk that the settlement could be rejected by the class or the court and litigation could continue. Such action could result in additional expenses which, if uninsured, could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make quarterly distributions to our stockholders. In addition, we have not yet determined how much of the $7.5 million settlement payments which have been agreed to will be recovered from our insurers. Therefore, there can be no assurance that our insurance policies will fully cover the settlement payments and related legal costs associated with these negotiations. Further, the ultimate resolution of this litigation could impact the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

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

We face risks related to the occurrence of cyber incidents, or a deficiency in our cybersecurity, which could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, potential errors from misstated financial reports, violations of loan covenants, missed reporting deadlines, and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition and cash flows. Although we make efforts to maintain the security and integrity of these types of information technology networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

The U.S. stock markets, including the NYSE on which our common stock is listed, have historically experienced significant price and volume fluctuations. The market price of our common stock may be highly volatile and could be subject to wide fluctuations and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above their purchase price. We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry, although no assurance can be given that any research reports about us will be published;

•	changes in our dividend policy;

•	future sales of substantial amounts of our common stock by our existing or future stockholders;

•	increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by institutional stockholders;

•	material, adverse litigation judgments;

•	speculation in the press or investment community; and

•	general market and economic conditions.

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

Changes in tax laws may eliminate the benefits of REIT status or prevent us from maintaining our qualification as a REIT.

New legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. Accordingly, there is no assurance that we can continue to operate with the current benefits of our REIT status. If there is a change in the tax laws that prevents us from qualifying as a REIT, that eliminates REIT status generally, or that requires REITs generally to pay corporate level income taxes, our results of operations may be adversely affected and we may not be able to make the same level of distributions to our stockholders.

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

We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate tax obligations; however, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial disparity between taxable income and available cash, such as real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, in order to comply with REIT requirements. Any such actions could increase our costs and reduce the value of our common stock. Further, we may be required to make distributions to our stockholders when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with REIT qualification requirements may, therefore, hinder our ability to operate solely on the basis of maximizing profits.

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

The maximum tax rate for distributions made by corporations to individuals, trusts and estates is generally 15% through 2012 and 20% for dividends paid in 2013. Distributions made by REITs, however, generally are taxed at the normal rate applicable to the individual recipient rather than the 15% preferential rate for 2012 and the 20% preferential rate for dividends paid in 2013. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that make distributions.

A recharacterization of transactions undertaken by our operating partnership may result in lost tax benefits or prohibited transactions, which would diminish cash distributions to our stockholders, or even cause us to lose REIT status.

The IRS could recharacterize transactions consummated by our operating partnership, which could result in the income realized on certain transactions being treated as gain realized from the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, the gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this were to occur, our ability to make cash distributions to our stockholders would be adversely affected. Moreover, our operating partnership may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we can give stockholders no assurance that the IRS will not attempt to challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, the amount of our adjusted REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement for a taxable year. We also might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status. Even if we maintain our status as a REIT, an increase in our adjusted REIT taxable income could cause us to be subject to additional federal and state income and excise taxes. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

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

As of December 31, 2012, we had total outstanding indebtedness of approximately $1.4 billion. We are likely to incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors has authorized or to fund future distributions to our stockholders. We intend to finance sizable acquisitions by increasing our ratio of total-debt-to-gross assets ratio to a range of 30% to 40%; however, there can be no assurance that we will be successful in achieving or maintaining this ratio. Significant borrowings by us increase the risks of an investment in us. For example, if there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although no such instances exist as of December 31, 2012, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

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

Increases in interest rates will increase our interest costs associated with any future draws that we may make on our $500 Unsecured Line of Credit, which would reduce our cash flows and our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

Changes in interest rates could have adverse affects on our cash flows as a result of our interest rate derivative contracts.

We have entered into various interest rate derivative agreements to effectively fix our exposure to interest rates under certain of our existing and anticipated debt facilities. To the extent interest rates are higher than the fixed rate in the respective contract, we would realize cash savings as compared to other market participants. However, to the extent interest rates are below the fixed rate in the respective contract, we would make higher cash payments than other similar market participants, which would have an adverse affect on our cash flows as compared to other market participants.

Additionally, there is counterparty risk associated with entering into interest rate derivative contracts. Should market conditions lead to insolvency or make a merger necessary for one or more of our counterparties, or potential future counterparties, it is possible that the terms of our interest rate derivative contracts will not be honored in their current form with a replacement counterparty. The potential termination or renegotiation of the terms of the interest rate derivative contracts as a result of changing counterparties through insolvency or merger could result in an adverse impact on our results of operations and cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2012.

ITEM 2.    PROPERTIES

Overview

As of December 31, 2012, we owned interests in 74 office properties, plus five buildings owned through unconsolidated joint ventures. Of our office properties, 72 properties were wholly-owned and two properties are owned through consolidated joint ventures. Our 74 office properties are located in 17 metropolitan areas and, as of December 31, 2012 and 2011, these properties were 87.5% and 86.5% leased, respectively, with an average lease term remaining of approximately seven and six years as of December 31, 2012 and 2011, respectively. The increase in occupancy in 2012 is primarily due to the absorption of previously vacant space at certain of our properties, particularly those located at the River Corporate Center in Tempe, Arizona, the 1200 Enclave building in Houston, Texas, and Windy Point II building in Schaumburg, Illinois, among others. In addition, it is important to note that some of our recently acquired properties, for example the Medici building located in Atlanta, Georgia and the 400 TownPark building located in Lake Mary, Florida, among others, are considered "value-add" properties; which we define as low-occupancy properties, at the date of purchase, acquired at attractive bases with earnings growth and value appreciation potential achievable through leasing up such assets to a stabilized occupancy. Because these value-add properties, all of which were acquired in 2011, had large vacancies, they negatively affect Piedmont’s overall leased percentage. Removing the impact of these value-add properties, our leased percentage on the stabilized portfolio would have been 90.5% as of December 31, 2012 as compared to 89.1% as of December 31, 2011.

Annualized Lease Revenue (see "Information Regarding Disclosures Presented" above) related to our portfolio of properties was $554.0 million, or $30.89 per leased square foot, as of December 31, 2012 as compared with $557.9 million, or $30.79 per leased square foot, as of December 31, 2011. During the three years ended December 31, 2012, we have been working through a period of intense releasing activity due to the fact that many of our properties were acquired approximately ten years ago with typically seven to ten years of lease term remaining at acquisition. As a result a significant number of leases expired during the last three years while the economy was in recession. In many cases, the expiring space has been renewed or re-leased; however, the new leases may not have commenced or be in some form of abatement. Rental abatements, including operating expense reimbursement abatements, are frequently offered as part of a rental concession package in conjunction with negotiating a lease. Operating expense abatements are recognized in the period that they relate to, whereas rental abatements are recognized on a straight-line basis. In addition to rental and operating expense abatements, market conditions often dictate that we offer allowances for tenant improvements and pay broker commissions, which for large, long-term leases, can be significant. Due to the intense competition for credit-worthy tenants that we have been experiencing over the last several years, in some cases we have had to accept lower market driven rental rates and grant larger tenant improvement packages to renew leases or secure new tenants than a stronger economic climate might have produced. We estimate that the leases we executed for spaces vacant one year or less during the year ended December 31, 2012 will decrease our accrual basis rents by approximately 3.5%.

Property Statistics

The tables below include statistics for our properties that we own directly and through our consolidated joint ventures, but do not include our respective ownership interests in properties that we own through our unconsolidated joint ventures. “Annualized Lease Revenue” is defined in Item 1 of this Annual Report on Form 10-K.

The following table shows lease expirations of our office portfolio as of December 31, 2012, during each of the next fifteen years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration		Annualized Lease Revenue (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Lease Revenue (%)
Vacant		$—	2,562	—
2013	(1)	80,825	1,909	14.6
2014		35,247	979	6.4
2015		35,646	1,431	6.4
2016		30,150	1,038	5.4
2017		39,901	1,157	7.2
2018		45,818	1,606	8.3
2019		52,007	1,961	9.4
2020		26,892	1,046	4.9
2021		14,469	502	2.6
2022		22,453	730	4.1
2023		37,772	1,638	6.8
2024		39,490	1,266	7.1
2025		15,249	636	2.7
2026		3,240	201	0.6
Thereafter		74,836	1,838	13.5
		$553,995	20,500	100.0

(1)	Includes leases with an expiration date of December 31, 2012 aggregating 161,280 square feet and Annualized Lease Revenue of $2,997,576.

The following table shows the geographic diversification of our portfolio as of December 31, 2012.

Location		Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)
Chicago		$128,078	4,780	23.1
Washington, D.C.		121,743	3,056	22.0
New York		80,970	2,658	14.6
Minneapolis		43,631	1,613	7.9
Los Angeles		28,933	999	5.2
Boston		26,056	1,023	4.7
Dallas		24,479	1,276	4.4
Detroit		17,594	930	3.2
Atlanta		16,809	1,051	3.0
Houston		14,448	463	2.6
Philadelphia		14,267	761	2.6
Phoenix		9,095	564	1.7
Central & South Florida		8,304	476	1.5
Nashville		7,275	312	1.3
Other	(1)	12,313	538	2.2
		$553,995	20,500	100.0

(1)	Not more than 1% is attributable to any individual geographic region.

The following table shows the tenant industry diversification of our portfolio as of December 31, 2012.

Industry		Annualized Lease Revenue (in thousands)	Leased Square Footage (in thousands)	Percentage of Annualized Lease Revenue (%)
Governmental Entity		$103,413	2,390	18.7
Depository Institutions		50,767	1,773	9.2
Business Services		42,438	1,471	7.7
Petroleum Refining & Related Industries		32,681	776	5.9
Engineering, Accounting, Research, Management & Related Services		31,242	949	5.6
Insurance Carriers		31,075	1,386	5.6
Nondepository Credit Institutions		30,472	1,098	5.5
Communications		18,440	610	3.3
Insurance Agents, Brokers & Services		17,493	719	3.2
Security & Commodity Brokers, Dealers, Exchanges & Services		16,174	602	2.9
Educational Services		15,834	440	2.9
Food & Kindred Products		14,397	398	2.6
Electronic & Other Electrical Equipment & Components, Except Computer		14,119	589	2.5
Transportation Equipment		13,947	518	2.5
Fabricated Metal Products, Except Machinery & Transportation Equipment		12,456	423	2.2
Other	(1)	109,047	3,793	19.7
		$553,995	17,935	100.0

(1)	Not more than 2% is attributable to any individual tenant industry.

The following table shows the tenant diversification of our portfolio as of December 31, 2012.

Location	Number of Properties	Expiration Date(s) (1)		Annualized Lease Revenues (in thousands) (2)	Percentage of Annualized Lease Revenues (%)
U.S. Government	9	Various	(3)	$73,553	13.3
BP	1	2013	(4)	32,681	5.9
US Bancorp	3	2024	(5)	27,706	5.0
State of New York	1	2019		19,963	3.6
Independence Blue Cross	1	2023		14,267	2.6
Nestle	1	2015		14,206	2.6
GE	1	2027		13,591	2.5
Shaw	1	2018		9,836	1.8
City of New York	1	2020		9,545	1.7
Lockheed Martin	3	2019	(6)	9,405	1.7
KPMG	2	2027		8,949	1.6
Gallagher	1	2018		8,013	1.4
DDB Needham	1	2018		7,617	1.4
Gemini	1	2021		7,304	1.3
Caterpillar Financial	1	2022		7,275	1.3
Harvard University	2	2017		6,652	1.2
Raytheon	2	2019		6,555	1.2
Catamaran	1	2025		6,530	1.2
KeyBank	2	2016		6,374	1.2
Edelman	1	2024		6,274	1.1
Harcourt	1	2016		6,254	1.1
Qwest Communications	1	2014		5,786	1.0
Jones Lang LaSalle	1	2017		5,777	1.0
First Data Corporation	1	2020		5,691	1.0
Other		Various	(7)	234,191	42.3
				$553,995	100.0

(1)	Represents the expiration year of the majority of the square footage leased by the tenant.

(2)	Approximately 66% of our ALR is derived from investment grade companies or government agencies.

(3)	Various expirations ranging from 2013 to 2027.

(4)
Majority of the space is subleased to Aon Corporation. Approximately 89% of the space currently leased by BP Corporation has been re-leased under long-term leases for the period following the BP Corporation lease expiration.

(5)
US Bank's lease at One & Two Meridian Crossings located in Richfield, Minnesota, representing approximately 337,000 square feet and $8.9 million of Annualized Lease Revenue, expires in 2023. Of the space leased at US Bancorp Center in Minneapolis, Minnesota, US Bancorp renewed on 395,000 square feet, representing $10.8 million of Annualized Lease Revenue, through 2024 and Piper Jaffray, a current subtenant, leased 124,000 square feet, representing $3.6 million of Annualized Lease Revenue, through 2025. Approximately 120,000 square feet and $4.3 million of Annualized Lease Revenue will expire in 2014.

(6)
There are three leases with Lockheed Martin. Lockheed Martin's lease at: A) 9221 Corporate Boulevard located in Rockville, Maryland, representing $3.2 million of Annualized Lease Revenue and 115,000 square feet, expires in 2019, B) 9211 Corporate Boulevard, located in Rockville, Maryland, representing $3.2 million of Annualized Lease Revenue and 115,000 square feet, expires in 2014, and C) 400 Virginia Avenue, located in Washington, DC, representing $3.0 million of Annualized Lease Revenue and 52,000 square feet, expires in 2013.

(7)	Not more than 1% is attributable to any individual tenant.

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures. In addition, certain of our properties are subject to ground leases and certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details three properties subject to ground leases and nineteen properties held as collateral for debt facilities as of December 31, 2012.

ITEM 3.    LEGAL PROCEEDINGS

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

On November 17, 2011, the court issued rulings granting several of the plaintiff's pre-trial motions to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case.

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

Agreements in Principle to Resolve Legal Actions

On October 11, 2012, Piedmont reached agreement in principle to settle both of the above lawsuits. Under the terms of the proposed settlement of the first suit, Plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont and its insurer. In the second case, Plaintiffs will dismiss the appeal and release all defendants from liability in exchange for total payment of $2.6 million in cash by Piedmont and its insurer. On December 31, 2012, Plaintiffs filed unopposed motions for preliminary approval of the settlements, which were granted by the Court on January 2, 2013. The settlements are subject to court approval following notice to the classes. The Court has set a hearing for April 18, 2013, to determine whether to grant final approval of the settlements. We believe that plaintiffs' allegations in these suits are without merit, and we will continue to vigorously defend these actions if for any reason the settlements are not approved. While there are uncertainties inherent in any litigation process, our assessment of the merits of the claim notwithstanding, the risk of material financial loss does exist.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 26, 2013, there were 17,880 common stockholders of record of our common stock.

The intra-day, high and low sales prices for Piedmont’s common stock during 2011 and 2012 were as follows:

	2012 Quarters
	First	Second	Third	Fourth
High	$18.91	$17.97	$17.98	$18.56
Low	$16.97	$16.10	$16.57	$17.08

	2011 Quarters
	First	Second	Third	Fourth
High	$20.64	$21.11	$21.32	$17.67
Low	$18.41	$18.82	$15.92	$14.91

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

Quarterly dividend distributions paid on all outstanding classes of common stock to our stockholders during the years ended December 31, 2012 and 2011 are presented below, and all such dividend payments were made in cash:

	2012
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$34,526	$34,418	$33,675	$33,549	$136,168
Per-share investment income	$0.1460	$0.1460	$0.1460	$0.1460	$0.5840	73%
Per-share return of capital	$0.0220	$0.0220	$0.0220	$0.0220	$0.0880	11%
Per-share capital gains	$0.0320	$0.0320	$0.0320	$0.0320	$0.1280	16%
Total per-share distribution	$0.2000	$0.2000	$0.2000	$0.2000	$0.8000	100%

	2011
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$54,387	$54,440	$54,441	$54,441	$217,709
Per-share investment income	$0.1922	$0.1922	$0.1922	$0.1922	$0.7688	61%
Per-share return of capital	$0.0366	$0.0366	$0.0366	$0.0366	$0.1464	12%
Per-share capital gains	$0.0862	$0.0862	$0.0862	$0.0862	$0.3448	27%
Total per-share distribution	$0.3150	$0.3150	$0.3150	$0.3150	$1.2600	100%

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the S&P 500 Index, the FTSE NAREIT Equity REITs Index, and the FTSE NAREIT Equity Office Index for the period beginning on February 10, 2010 (Piedmont’s initial listing of its common stock on the NYSE) through December 31, 2012. The graph assumes a $100 investment in each of the indices on February 10, 2010 and the reinvestment of all dividends.

COMPARISON OF 34 MONTH CUMULATIVE TOTAL RETURN

$180
$160
$140
$120
$100
$80
02/10/10
12/31/10
12/31/11
12/31/12
Period Ending
Piedmont Office Realty Trust Inc.
S&P 500
FTSE NAREIT Equity REITs
FTSE NAREIT Equity Office

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	For the Period from February 10, 2010 to December 31, 2012
	2/10/2010	12/31/2010	12/31/2011	12/31/2012
Piedmont Office Realty Trust Inc.	$100.00	$138.02	$124.94	$138.67
S&P 500	$100.00	$119.36	$121.88	$141.38
FTSE NAREIT Equity REITs	$100.00	$134.99	$146.19	$172.59
FTSE NAREIT Equity Office	$100.00	$124.61	$123.66	$141.17

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2012, Piedmont repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the “DRP”), as well as repurchasing and retiring shares as part of our announced stock repurchase program during the fourth quarter of 2012.
Of the 636,039 shares repurchased during the fourth quarter of 2012, 491,500 shares (at an average price of $17.48 per share) related to repurchase of our common stock pursuant to our announced stock repurchase program, and 144,539 shares (at an average price of $17.67 per share) related to shares purchased and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended December 31, 2012 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s) (1)
October 1, 2012 to October 31, 2012	201	$17.33	201	—
November 1, 2012 to November 30, 2012	117	$17.30	117	—
December 1, 2012 to December 31, 2012	318	$17.73	174	$208,019	(1)
Total	636	$17.53	492	$208,019	(1)

(1)
Under our amended and restated DRP, as set forth in a Current Report on Form 8-K filed February 24, 2011, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, the "Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program" relates only to the stock repurchase program. The stock repurchase program was previously announced in our Quarterly Report on Form 10-Q filed November 3, 2011, and authorizes the repurchase of up to $300 million of shares of our common stock, expiring on November 2, 2013. The stock repurchase program is separate from shares purchased for DRP issuance.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2012	2011	2010	2009	2008
Statement of Income Data(1):
Total revenues	$536,382	$533,493	$523,447	$533,170	$552,667
Property operating costs	$212,932	$207,199	$195,368	$205,788	$202,922
Depreciation and amortization	$162,906	$157,289	$132,780	$141,280	$139,877
Impairment loss on real estate assets	$—	$—	$—	$35,063	$—
General and administrative expenses	$20,766	$25,074	$28,129	$26,649	$30,398
Other income/(expense)	$(75,937)	$(58,853)	$(60,367)	$(66,953)	$(66,575)
Income from continuing operations(1)	$63,841	$85,078	$106,803	$57,437	$112,895
Income from discontinued operations(1)	$29,378	$139,978	$13,591	$17,278	$18,434
Net income attributable to noncontrolling interest	$(15)	$(15)	$(15)	$(15)	$(15)
Net income attributable to Piedmont	$93,204	$225,041	$120,379	$74,700	$131,314
Cash Flows:
Cash flows from operations	$223,252	$270,343	$275,750	$281,543	$296,515
Cash flows provided by/(used in) investing activities	$(65,803)	$33,732	$(80,194)	$(68,666)	$(191,926)
Cash flows used in financing activities (including dividends paid)	$(284,182)	$(221,103)	$(148,842)	$(223,206)	$(149,272)
Dividends paid to stockholders and distributions to noncontrolling interest	$(136,378)	$(220,365)	$(216,988)	$(198,951)	$(279,418)
Per-Share Data(1):
Per weighted-average common share data:
Income from continuing operations per share—basic	$0.38	$0.49	$0.63	$0.36	$0.71
Income from continuing operations per share—diluted	$0.38	$0.49	$0.62	$0.36	$0.71
Income from discontinued operations per share—basic and diluted	$0.17	$0.81	$0.08	$0.11	$0.11
Net income attributable to Piedmont per share—basic	$0.55	$1.30	$0.70	$0.47	$0.82
Net income attributable to Piedmont per share—diluted	$0.55	$1.30	$0.70	$0.47	$0.82
Dividends declared	$0.8000	$1.2600	$1.2600	$1.2600	$1.7604
Weighted-average shares outstanding—basic (in thousands)	170,312	172,765	170,753	158,419	159,586
Weighted-average shares outstanding—diluted (in thousands)	170,441	172,981	170,967	158,581	159,722
Balance Sheet Data (at period end):
Total assets	$4,254,875	$4,447,834	$4,373,480	$4,395,345	$4,557,330
Total stockholders’ equity	$2,640,495	$2,773,428	$2,773,454	$2,606,882	$2,702,294
Outstanding debt	$1,416,525	$1,472,525	$1,402,525	$1,516,525	$1,523,625
Funds from Operations Data(2):
Net income attributable to Piedmont	$93,204	$225,041	$120,379	$74,700	$131,314
Depreciation of real estate assets—wholly-owned properties and unconsolidated partnerships	114,340	110,421	105,107	106,878	100,849
Amortization of lease costs—wholly-owned properties and unconsolidated partnerships	50,410	60,132	45,334	57,708	62,767
Gain on consolidation of VIE	—	(1,532)	—	—	—
Loss on impairment of real estate assets—wholly-owned properties and unconsolidated partnerships	—	—	9,640	37,633	2,088
(Gain)/loss on sale—wholly-owned properties	(27,577)	(122,657)	817	—	—
Gain on sale—unconsolidated partnerships	—	(116)	(25)	—	—
Funds From Operations(2)	$230,377	$271,289	$281,252	$276,919	$297,018
Acquisition costs	141	1,347	600	—	—
Gain on extinguishment of debt	—	(1,039)	—	—	—
Litigation settlement expense	7,500	—	—	—	—
Net casualty loss	5,170	—	—	—	—
Core Funds From Operations(2)	$243,188	$271,597	$281,852	$276,919	$297,018

(1)	Prior period amounts have been adjusted to conform with the current period presentation, including classifying revenues from sold properties as discontinued operations for all periods presented.

(2)
Net income calculated in accordance with GAAP is the starting point for calculating Funds from Operations (“FFO”) and Core Funds From Operations (“Core FFO”). See Item 7. — "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for a complete definition of the calculations as presented.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011, and 2010 included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a fully integrated, self-managed real estate investment trust specializing in the acquisition, ownership, management, development, and disposition of primarily high-quality Class A office buildings located in major U.S. office markets and leased primarily to high-credit-quality tenants. We operate as a real estate investment trust for federal income tax purposes.

Our common stock is listed on the New York Stock Exchange (NYSE:PDM) and based on our December 31, 2012 equity market capitalization of $3.0 billion, Piedmont is the fifth largest office REIT in the United States in comparison to the constituents of the Bloomberg U.S. Office REIT Index.

Our portfolio of commercial office buildings is primarily leased to large, credit-worthy, government and corporate tenants, and the majority of our revenue is derived from our office properties in the ten largest U.S. office markets based on rentable square footage, with the most significant concentration in the premier office markets of Chicago, Washington, D.C., and the New York metropolitan area. As of December 31, 2012, we owned and operated 74 office properties (excluding five buildings owned through unconsolidated joint ventures), which are located in 17 metropolitan areas. These 74 office properties comprise 20.5 million square feet, primarily Class A commercial office space, and were 87.5% and 86.5% leased as of December 31, 2012 and 2011, respectively.

During the three years ended December 31, 2012, we have been reducing the number of markets we operate within by selling non-strategic assets and recycling the proceeds into assets and markets which we believe have the greatest potential to contribute to enterprise value over time. In addition, during that same time frame, we have been working through a period of intense releasing activity due to the fact that many of our properties were acquired approximately ten years ago with typically seven to ten years of lease term remaining. As a result a significant number of leases expired during the last three years. During the years ended December 31, 2012 and 2011, we executed new or renewal leases for 3.4 million and 4.0 million square feet, respectively. On a combined basis, this equates to re-leasing over a third of our total portfolio during the last two years.

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our wholly-owned properties, distributions from our joint ventures, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured Line of Credit as our primary sources of immediate liquidity. Depending on the timing and volume of our property acquisition and disposition activities and debt maturities, we may also seek other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base as additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. As of the time of this filing, we had $155.0 million outstanding under our $500 Million Unsecured Line of Credit. As a result, we had approximately $325.6 million under this facility available for future borrowing (approximately $19.4 million of capacity is reserved as security for outstanding letters of credit required by various third parties).
We estimate that our most consistent use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at our discretion at any of our various properties and (ii) tenant improvement allowances and leasing commissions that we have committed to as part of executed leases with our tenants. Due to the high lease rollover that we have been experiencing over the last several years, the majority of our recent capital expenditures have related to tenant improvement allowances and leasing commissions. During the years ended December 31, 2012 and 2011, we spent approximately $5.39 and $5.40 per square foot per year of lease term, respectively, for such capital expenditures. As of December 31, 2012, unrecorded contractual obligations for non-incremental tenant improvements related to our existing lease portfolio totaled $111.9 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we would anticipate that the majority of this amount would be requested over the next 24-36 months as certain significant leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures associated with new leases, primarily at value-add properties, total approximately $63.8 million.
We also anticipate granting market-based concession packages, typically consisting of tenant allowances and/or rent abatement periods, and paying broker commissions in conjunction with negotiating future leases. Given that our model is to lease large blocks of space to credit-worthy tenants, as evidenced by our average lease size of between 35,000 and 40,000 square feet, some of the concession packages that we grant can result in significant capital outlays. In particular, over the next eighteen months there are three blocks of space in excess of 200,000 square feet in our Washington, D.C portfolio that will be subject to re-leasing negotiations, and we may grant significant concession packages to secure new, or renew existing, tenants for those buildings. Both the timing and magnitude of these amounts have yet to be determined and are highly dependent on competitive market conditions at the time of lease negotiations.
Subject to the identification and availability of attractive investment opportunities and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, our board of directors has authorized a repurchase program for our common stock for use when we believe that our stock is trading at a meaningful discount to what we believe the fair value of our assets to be. As of December 31, 2012, there was $208.0 million of authorized capacity remaining on that program which could be spent prior to the program's expiration on November 2, 2013.
On a longer term basis, we expect to use capital to repay debt when obligations become due. We currently have no debt maturing in 2013; however, we have $575 million of secured debt maturing in 2014. Subject to our assessment of market conditions, we currently anticipate refinancing these maturities with unsecured debt prior to their maturity dates in 2014. In anticipation of such an issuance and considering the historically low interest rate environment, we entered into two forward starting interest rate swaps, in November 2012 and January 2013, totaling $140 million to partially protect the Company against rising interest rates and to lock a portion of the interest rate on any future unsecured debt issuance. Again, subject to our assessment of market conditions, we may enter into additional similar swaps during the next twelve months.
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

Results of Operations

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2012 vs. the year ended December 31, 2011

Income from continuing operations per share on a fully diluted basis decreased from $0.49 for the year ended December 31, 2011 to $0.38 for the year ended December 31, 2012 primarily due to the recognition of $7.5 million, or $0.04 per diluted share, in litigation settlement expense and approximately $5.2 million, or $0.03 per diluted share, in net casualty loss in the current year, whereas the prior year's results included approximately $9.1 million, or $0.05 per diluted share, in gains and non-recurring income associated with the foreclosure and consolidation of the 500 W. Monroe building located in Chicago, Illinois and higher lease termination income.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2012 and 2011, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2012%		December 31, 2011%		$ Increase (Decrease)
Revenue:
Rental income	$425.2		$412.1		$13.1
Tenant reimbursements	107.8		115.1		(7.3)
Property management fee revenue	2.3		1.6		0.7
Other rental income	1.0		4.8		(3.8)
Total revenues	536.3	100%	533.6	100%	2.7
Expense:
Property operating costs	212.9	40%	207.2	39%	5.7
Depreciation	112.8	21%	102.8	19%	10.0
Amortization	50.1	9%	54.5	10%	(4.4)
General and administrative expense	20.7	4%	25.1	5%	(4.4)
Real estate operating income	139.8	26%	144.0	27%	(4.2)
Other income (expense):
Interest expense	(65.0)	12%	(65.8)	12%	0.8
Interest and other income	0.8	—%	2.8	1%	(2.0)
Litigation settlement agreement	(7.5)	1%	—	—%	(7.5)
Net casualty loss	(5.2)	1%	—	—%	(5.2)
Equity in income of unconsolidated joint ventures	0.9	—%	1.6	—%	(0.7)
Gain on consolidation of variable interest entity	—	—%	1.5	—%	(1.5)
Gain on extinguishment of debt	—	—%	1.0	—%	(1.0)
Income from continuing operations	$63.8	12%	$85.1	16%	$(21.3)

Income from discontinued operations	$29.4		$140.0		$(110.6)

Revenue

Rental income for the year ended December 31, 2012 increased to approximately $425.2 million, as compared to $412.1 million in the prior year. Approximately $9.8 million of the variance is attributable to the recognition of a full year's rental revenue for properties acquired during the year ended December 31, 2011. Additionally, several significant leases commenced in late 2011 or during the year ended December 31, 2012, contributing approximately $5.4 million of the year over year increase. These increases were partially offset by a reduction in leased space due to lease expirations at various properties. In many cases, we have since executed a new lease for the expiring space, but the new lease has not yet commenced. Although we have one significant governmental tenant in our Washington, D.C. portfolio which is expected to vacate its space when its lease expires in March of 2013, we anticipate the decrease in revenue associated with this expiration will be partially offset by the commencement of some of these previously executed leases.

Tenant reimbursements decreased from approximately $115.1 million for the year ended December 31, 2011 to approximately $107.8 million for the year ended December 31, 2012. The decrease is attributable to the expiration of several significant leases during the last several years. In many cases, the expiring space has been re-leased; however, the replacement lease was in some form of abatement during the year ended December 31, 2012. Rental abatements, including operating expense reimbursement abatements, are frequently offered as part of a rental concession package in conjunction with negotiating a lease. Operating expense abatements are recognized in the period that they relate to, rather than on a straight-line basis like rental abatements. In addition, tenant reimbursement income related to properties acquired during the year ended December 31, 2011 contributed approximately $1.2 million to offset the decline in tenant reimbursements related to lease expirations and abatements.

Property management fee revenue increased from approximately $1.6 million for the year ended December 31, 2011 to approximately $2.3 million for the year ended December 31, 2012 primarily as a result of retaining the property management of the 35 West Wacker Drive building in Chicago, Illinois subsequent to selling the building to an unrelated third-party in December 2011.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, lease termination income is recognized once we have completed our obligation to provide space to the tenant. Such rental income is not comparable between existing or future periods, as it is dependent upon the exercise of lease terminations by particular tenants and/or the execution of restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term. Generally, the $3.8 million decrease in other rental income for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due to fewer lease terminations during the current year as compared to the prior year.

Expense

Property operating costs increased approximately $5.7 million for the year ended December 31, 2012 compared to the same period in the prior year. Approximately $5.1 million of increase is due to the recognition of a full year's operating expense related to properties acquired during the year ended December 31, 2011. In addition, we also incurred higher property tax expense of approximately $2.4 million due to the non-recurrence of certain favorable tax appeals recognized in the prior year; however, this increase was significantly offset by a decrease in utility costs of approximately $2.1 million due to a milder winter.

Depreciation expense increased approximately $10.0 million for the year ended December 31, 2012 compared to the same period in the prior year. Approximately $6.5 million of this increase was attributable to depreciation on additional tenant improvements and building expenditures capitalized subsequent to January 1, 2011. The remainder of the increase is due to the recognition of a full year's depreciation expense related to properties acquired during the year ended December 31, 2011.

Amortization expense decreased approximately $4.4 million for the year ended December 31, 2012 compared to the same period in the prior year primarily as a result of lease intangible assets becoming fully amortized at certain of our existing portfolio of properties subsequent to January 1, 2011. This decrease was partially offset by the acceleration of amortization expense on certain lease intangible assets related to a lease termination due to a tenant bankruptcy at our 500 W. Monroe building, which contributed approximately $2.0 million of additional expense compared to the prior year.

General and administrative expenses decreased approximately $4.4 million for the year ended December 31, 2012 compared to the prior year primarily due to lower expense associated with our deferred stock compensation plan in the current period, as well as recoveries in excess of current period billings from our insurance carriers related to our litigation defense.

Other Income (Expense)

Interest expense decreased approximately $0.8 million for the year ended December 31, 2012 as compared to the prior year primarily due to the repayment of $230 million of secured debt between November 2011 and May 2012. However, in November 2011, we entered into a $300 Million Unsecured Term Loan which has an effective interest rate of 2.69% compared to the previous $250 Million Unsecured Term Loan, which carried an effective rate of 2.36% prior to its maturity in June 2011. The decrease in interest expense as a result of the secured debt pay-offs noted above was partially offset by the higher interest rate and principal balance on the unsecured term loan.

Interest and other income decreased approximately $2.0 million for the year ended December 31, 2012 as compared to the prior year. The decrease primarily reflects the recognition in the prior period of previously deferred property operating income upon the successful foreclosure and consolidation of the 500 W. Monroe building.

For the year ended December 31, 2012 we recognized $7.5 million of litigation settlement expense related to potential settlement agreements of the two class action lawsuits which are pending approval. See Notes 2 and 10 of our accompanying consolidated financial statements for further detail.

The approximate $5.2 million net casualty loss we recognized during the year ended December 31, 2012 is due to damage incurred at certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy which occurred during the fourth quarter of 2012. The damaged properties include the 60 Broad Street building in New York City, New York and the 400 Bridgewater Crossing building in Bridgewater, New Jersey. Such damage resulted in expenses relating to equipment destroyed; costs to clean, repair, and establish emergency operations at the buildings; and rental abatements issued to tenants for business interruption due to their inability to access the space that they lease from us for certain periods of time. These costs totaled approximately $9.2 million and were offset by the recognition of approximately $4.0 million in insurance recoveries. We anticipate further recoveries related to Hurricane Sandy under our insurance programs in future periods.

The approximate $1.5 million gain on the consolidation of VIE recognized during the year ended December 31, 2011 was the net result of recording the estimated fair value of the net assets acquired through our foreclosure of the 500 W. Monroe building.

The approximate $1.0 million gain on the extinguishment of debt recognized during the year ended December 31, 2011 was the result of our paying off a $45 million mezzanine loan on the 500 W. Monroe building at a discount.

Discontinued Operations

In accordance with GAAP, the operations of the Eastpointe Corporate Center in Issaquah, Washington; the 5000 Corporate Court building in Holtsville, New York; the 35 West Wacker Drive building; the Deschutes building, the Rhein building, the Rogue building, and the Willamette building, as well as 18.19 acres of adjoining, undeveloped land in Beaverton, Oregon (the "Portland Portfolio"); the 26200 Enterprise Way building in Lake Forest, California; and the 110 and 112 Hidden Lake Circle buildings in Duncan, South Carolina are classified as discontinued operations for all periods presented. Income from discontinued operations decreased approximately $110.6 million for the year ended December 31, 2012 compared to the same period in the prior year primarily due to the recognition of the gain on the sale of the 35 West Wacker Drive building in December 2011 as well as a reduction in operating income in the current period from properties sold during the year ended December 31, 2011. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2011 vs. the year ended December 31, 2010

Income from continuing operations per share on a fully diluted basis decreased from $0.62 for the year ended December 31, 2010 to $0.49 for the year ended December 31, 2011 primarily due to the increase in property operating costs, and increased depreciation and amortization expense associated with properties acquired during 2010 and 2011. Although rental income increased due to properties acquired during the same period, such rental income was negatively impacted by lower rental rates and reductions in leased space at certain of our existing properties. Additionally, we recognized non-recurring, non-cash gains of approximately $1.5 million and $1.0 million related to the consolidation of the VIE containing the 500 W. Monroe building and the early extinguishment of a $45 million mezzanine loan on the building, respectively, during the year ended December 31, 2011.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2011 and 2010, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2011%		December 31, 2010%		$ Increase (Decrease)
Revenue:
Rental income	$412.1		$401.2		$10.9
Tenant reimbursements	115.1		114.1		1.0
Property management fee revenue	1.6		3.2		(1.6)
Other rental income	4.8		5.0		(0.2)
Total revenues	533.6	100%	523.5	100%	10.1
Expense:
Property operating costs	207.2	39%	195.4	37%	11.8
Depreciation	102.8	19%	95.3	18%	7.5
Amortization	54.5	10%	37.5	7%	17.0
General and administrative expense	25.1	5%	28.1	6%	(3.0)
Real estate operating income	144.0	27%	167.2	32%	(23.2)
Other income (expense):
Interest expense	(65.8)	12%	(66.5)	13%	0.7
Interest and other income	2.8	1%	3.5	1%	(0.7)
Equity in income of unconsolidated joint ventures	1.6	—%	2.6	—%	(1.0)
Gain on consolidation of variable interest entity	1.5	—%	—	—%	1.5
Gain on extinguishment of debt	1.0	—%	—	—%	1.0
Income from continuing operations	$85.1	16%	$106.8	20%	$(21.7)

Income from discontinued operations	$140.0		$13.6		$126.4

Revenue

Rental income for the year ended December 31, 2011 increased to approximately $412.1 million, as compared to $401.2 million in the prior year. Approximately $24.2 million of the variance is due to properties acquired during 2010 and 2011, as well as increased occupancy at our Piedmont Pointe I and II buildings in Bethesda, Maryland. However, this increase was partially offset by a reduction in leased space due to the increased number of lease expirations and terminations over the past several years. We also experienced lower rates for leases commencing in late 2010 or subsequent to December 31, 2010, primarily related to leases at our 1200 Crown Colony Drive building in Quincy, Massachusetts and our 150 West Jefferson building in Detroit, Michigan, which further offset the aforementioned increases in rental revenues.

Tenant reimbursements increased from approximately $114.1 million for the year ended December 31, 2010 to approximately $115.1 million for the year ended December 31, 2011 primarily due to properties acquired during 2010 and 2011, which accounts for a $10.0 million increase in tenant reimbursements. This variance was largely offset by a decrease in property tax reimbursements due to successful appeals of the assessed values at several of our buildings of approximately $7.0 million as well as a reduction in leased space primarily due to a significant lease expiration at our Windy Point II building.

Other rental income is comprised primarily of income recognized for lease terminations and restructurings. Unlike the majority of our rental income, which is recognized ratably over long-term contracts, lease termination income is recognized once we have completed our obligation to provide space to the tenant. We do not expect other rental income to be comparable in existing or future periods, as it is dependent upon the exercise of lease terminations by particular tenants and/or the execution of restructuring agreements that are deemed by management to be in the best interest of the portfolio over the long term. The most significant component of the approximately $4.8 million in other rental income recognized during the year ended December 31, 2011 related to a lease termination at our 1201 Eye Street building of approximately $2.6 million. Other rental income for the year ended December 31, 2010 relates primarily to a lease termination at our Chandler Forum building in Chandler, Arizona of approximately $3.4 million.

Expense

Property operating costs increased approximately $11.8 million for the year ended December 31, 2011 compared to 2010. This variance is due primarily to properties acquired during 2010 and 2011, which accounts for an approximate $14.9 million increase in property costs. This variance was partially offset by lower estimated property tax expense of approximately $3.4 million as a result of successful appeals of the assessed values at several of our buildings.

Depreciation expense increased approximately $7.5 million for the year ended December 31, 2011 compared to 2010. The variance is primarily attributable to properties acquired during 2010 and 2011, comprising approximately $5.3 million of the increase. Additionally, new tenant improvements and building expenditures capitalized at our existing properties subsequent to January 1, 2010 resulted in additional depreciation expense of approximately $2.0 million.

Amortization expense increased approximately $17.0 million for the year ended December 31, 2011 compared to 2010. The increase is primarily attributable to properties acquired during 2010 and 2011, accounting for approximately $19.2 million of the increase, as well as acceleration of amortization expense on certain lease intangible assets related to various lease terminations at certain of our buildings. The variance is partially offset by lower amortization expense recognized for lease intangible assets that became fully amortized subsequent to January 1, 2010.

General and administrative expenses decreased approximately $3.0 million for the year ended December 31, 2011 compared to 2010. The decrease is primarily attributable to a change in our transfer agent in January 2011 and costs associated with our recapitalization of our common stock, listing of our common stock on the NYSE, and other related investor support expenses in 2010. The decrease was partially offset by higher legal fees related to our defense of ongoing litigation.

Other Income (Expense)

Interest expense decreased approximately $0.7 million for the year ended December 31, 2011 as compared to 2010 due to a decrease in the weighted average interest rate for our outstanding debt in the second half of 2011 after the $250 Million Unsecured Term Loan matured in June and was replaced with borrowings on the $500 Million Unsecured Facility. This decrease was partially offset by additional interest expense related to loans on the 500 W. Monroe building assumed in March 2011.

Interest and other income decreased approximately $0.7 million for the year ended December 31, 2011 as compared to 2010. The variance is attributable to an increase in acquisition costs of approximately $0.7 million, due to greater building acquisition activity in the current period.

Equity in income of unconsolidated joint ventures decreased approximately $1.0 million for the year ended December 31, 2011 as compared to 2010 as a result of the disposition of two unconsolidated joint venture properties in 2011; the 360 Interlocken building in Broomfield, Colorado, and the 47300 Kato Road building in Fremont, California. We expect equity in income of unconsolidated joint ventures to decrease as our unconsolidated joint ventures approach their stated dissolution periods.

The approximate $1.5 million gain on the consolidation of variable interest entity ("VIE") recognized during the year ended December 31, 2011 was the net result of recording the estimated fair value of the net assets acquired through our foreclosure of the 500 W. Monroe building.

The approximate $1.0 million gain on the extinguishment of debt during 2011 is the result of our paying $43.9 million to the respective lenders in full satisfaction of a $45 million mezzanine loan on the 500 W. Monroe building. Piedmont did not incur a defeasance or yield maintenance penalty but did incur approximately $0.1 million of expense associated with the accelerated amortization of capitalized finance costs related to the loan.

Discontinued Operations

In accordance with GAAP, we have classified the operations of the 111 Sylvan Avenue building in Englewood Cliffs, New Jersey, the Eastpointe Corporate Center, the 5000 Corporate Court building, the 35 West Wacker Drive building, the Portland Portfolio, the 26200 Enterprise Way building, and the 110 and 112 Hidden Lake Circle buildings as discontinued operations for all periods presented. Income from discontinued operations increased approximately $126.4 million for the year ended December 31, 2011 compared to 2010. We realized a combined gain on the sale of our Eastpointe Corporate Center, 5000 Corporate Court building, and the 35 West Wacker Drive building of approximately $122.7 million during 2011. There was no activity in 2011 at the 111 Sylvan Avenue building as the property was sold in December 2010.

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

We calculate FFO in accordance with the current NAREIT definition as follows: Net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment charges (including our proportionate share of any impairment charges and/or gains or losses from sales of property related to investments in unconsolidated joint ventures), plus depreciation and amortization on real estate assets (including our proportionate share of depreciation and amortization related to investments in unconsolidated joint ventures). Other REITs may not define FFO in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	2012	Per Share (1)	2011	Per Share(1)	2010	Per Share(1)
Net income attributable to Piedmont	$93,204	$0.55	$225,041	$1.30	$120,379	$0.70
Depreciation of real assets (2)	114,340	0.67	110,421	0.64	105,107	0.62
Amortization of lease-related costs (2)	50,410	0.29	60,132	0.35	45,334	0.27
Gain on consolidation of VIE	—	—	(1,532)	(0.01)	—	—
Impairment loss on real estate assets (2)	—	—	—	—	9,640	0.06
(Gain)/loss on sale- wholly-owned properties	(27,577)	(0.16)	(122,657)	(0.71)	817	—
Gain on sale- unconsolidated partnerships	—	—	(116)	—	(25)	—
Funds From Operations	$230,377	$1.35	$271,289	$1.57	$281,252	$1.65
Adjustments:
Acquisition costs	141	—	1,347	0.01	600	—
Gain on extinguishment of debt	—	—	(1,039)	(0.01)	—	—
Litigation settlement expense	7,500	0.05	—	—	—	—
Net casualty loss	5,170	0.03	—	—	—	—
Core Funds From Operations	$243,188	$1.43	$271,597	$1.57	$281,852	$1.65
Adjustments:
Deferred financing cost amortization	2,648	0.01	3,195	0.02	2,608	0.01
Amortization of fair market adjustments on notes payable	—	—	1,413	0.01	—	—
Depreciation of non real estate assets	502	—	499	—	707	—
Straight-line effects of lease revenue (2)	(17,153)	(0.10)	(9,507)	(0.06)	(6,088)	(0.04)
Stock-based and other non-cash compensation	2,246	0.01	4,705	0.03	3,681	0.02
Net effect of amortization of below-market in-place lease intangibles (2)	(5,678)	(0.03)	(7,065)	(0.04)	(5,793)	(0.03)
Income from amortization of discount on purchase of mezzanine loans	—	—	(484)	—	(2,405)	(0.01)
Acquisition costs	(141)	—	(1,347)	(0.01)	(600)	—
Non-incremental capital expenditures (3)	(87,657)	(0.51)	(60,401)	(0.35)	(45,286)	(0.26)
Adjusted Funds From Operations	$137,955	$0.81	$202,605	$1.17	$228,676	$1.34
Weighted-average shares outstanding – diluted	170,441		172,981		170,967

(1)	Based on weighted-average shares outstanding—diluted.

(2)	Includes adjustments for wholly-owned properties (including discontinued operations), as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income (Cash Basis)

Property Net Operating Income ("Property NOI") (cash basis) is a non-GAAP measure which we use to assess our operating results. It is calculated as real estate operating income with the add-back of corporate general and administrative expense, depreciation and amortization, and impairment losses and the deduction of income and expense associated with lease terminations and income associated with property management performed by Piedmont for other organizations. We present this measure on a cash basis, which eliminates the effects of straight lined rents and fair value lease revenue. The company uses this measure as a proxy for the cash generated by our real estate properties. Same Store Net Operating Income ("Same Store NOI") is another non-GAAP measure very similar to Property NOI, however, Same Store NOI only reflects Property NOI attributable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store NOI excludes amounts attributable to unconsolidated joint venture assets. We believe Same Store NOI is an important measure because it allows us to compare the cash flows generated by our same real estate properties from one period to another. Other REITs may calculate Same Store NOI differently and our calculation should not be compared to that of other REITs.

The following table sets forth our Same Store NOI (cash basis) with a reconciliation to our net income attributable to common stockholders (GAAP basis) for the years ended December 31, 2012 and 2011, respectively (in thousands):

	December 31, 2012	December 31, 2011

Net income attributable to Piedmont	$93,204	$225,041

Net income attributable to noncontrolling interest	15	468
Interest expense	65,023	71,749
(Gain) / loss on extinguishment of debt	—	(1,039)
Depreciation (1)	114,842	110,920
Amortization (1)	50,410	60,132
Litigation settlement expense	7,500	—
Net casualty (gain)/loss	5,170	—
(Gain) / loss on sale of properties (1)	(27,577)	(122,773)
(Gain) / loss on consolidation of VIE	—	(1,532)
General & administrative expenses(1)	20,939	25,085
Management fee revenue	(2,318)	(1,584)
Interest and other income(1)	(853)	(2,775)
Lease termination income	(999)	(5,038)
Lease termination expense - straight line rent & acquisition intangibles write-offs	1,003	924
Straight line rent adjustment(1)	(18,178)	(10,143)
Net effect of amortization of below-market in-place lease intangibles(1)	(5,655)	(7,354)
Property NOI (cash basis)	302,526	342,081

Acquisitions(2)	(12,357)	(11,326)
Dispositions(3)	(2,491)	(29,415)
Unconsolidated joint ventures	(2,499)	(3,185)

Same Store NOI	$285,179	$298,155

Change period over period in Same Store NOI	(4.4)%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of the 1200 Enclave Parkway building in Houston, Texas, purchased on March 30, 2011; the 500 West Monroe building in Chicago, Illinois, acquired on March 31, 2011; The Dupree in Atlanta, Georgia, purchased on April 29, 2011; The Medici in Atlanta, Georgia, purchased on June 7, 2011; the 225 and 235 Presidential Way buildings in Woburn, Massachusetts, purchased on September 13, 2011; the 400 TownPark building in Lake Mary, Florida purchased on November 10, 2011; Gavitello Land in Atlanta, Georgia, purchased on June 28, 2012; and Glenridge Highlands III Land in Atlanta, Georgia purchased on October 15, 2012.

(3)
Dispositions consist of the Eastpointe Corporate Center building, sold on July 1, 2011; the 5000 Corporate Court building, sold on August 31, 2011; the 35 West Wacker Drive building, sold on December 15, 2011; the Portland Portfolio, sold on March 19, 2012; the 26200 Enterprise Way building, sold on May 31, 2012; and 110 and 112 Hidden Lake Circle buildings, sold on September 21, 2012.

Due to the period of significant lease rollovers that we have been experiencing over the last several years, Same Store NOI decreased from approximately $298.2 million for the year ended December 31, 2011 to approximately $285.2 million for the year ended December 31, 2012. Although much of the space associated with expiring leases has been re-leased, many of these replacement leases do not commence until future periods after extensive refurbishment of the space has occurred or, even if the lease has commenced, the new lease may be at lower rental rates or have contained some form of rental abatement. Additionally, in some cases replacement tenants have not yet been identified. All of these items negatively impact Same Store NOI on a cash basis; however, as our executed but not commenced leases begin and rental abatement periods expire, we expect there will be greater Same Store NOI growth than might otherwise be expected based on changes in our overall leased percentage alone.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. POH performs non-customary services for tenants of buildings that we own, including real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. Furthermore during 2011, POH, through a wholly-owned subsidiary (Piedmont Power, LLC), commenced a project to install solar panels at our 400 Bridgewater Crossing building. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets.

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

Estimating the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount and capitalization rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which would impact the amount of our reported net income.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. The test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is permitted or required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no issues of impairment related to our goodwill as of December 31, 2012.

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

The changes in fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of December 31, 2012 are designated as cash flow hedges.

Stock-based Compensation

We have issued stock-based compensation in the form of restricted stock to our employees and directors. For employees, such compensation has been issued pursuant to our Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual restricted stock grant component and a multi-year performance share component. Awards granted pursuant to the annual restricted stock component are considered equity awards and expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards granted pursuant to the performance share component are considered liability awards and are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income.

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2012.

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements are discussed in Note 5 “Unconsolidated Joint Ventures” and Note 10 “Commitments and Contingencies” (specifically related to Operating Lease Obligations) of the accompanying consolidated financial statements. The unconsolidated joint ventures in which we invest are prohibited by their governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the notes of our accompanying consolidated financial statements, as well as the Contractual Obligations table below.

Contractual Obligations

Our contractual obligations as of December 31, 2012 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Long-term debt(1)	$1,416,525	$—	$680,000	$736,525	(2)	$—
Operating lease obligations	77,869	750	1,500	1,500		74,119
Total	$1,494,394	$750	$681,500	$738,025		$74,119

(1)
Amounts include principal payments only. We made interest payments of $62.6 million, including interest rate swap cash settlements related to various interest rate swap agreements in force, during the year ended December 31, 2012 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 6 of our accompanying consolidated financial statements.

(2)
Includes the $300 Million Unsecured Term Loan which has a stated variable rate; however, we entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 2.69% through maturity. As such, we estimate incurring, exclusive of changes to our credit rating, approximately $8.1 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through maturity in November 2016.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our $500 Million Unsecured Line of Credit and our $300 Million Unsecured Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, a significant portion of our debt is based on fixed interest rates to hedge against instability in the credit markets, and we have effectively fixed the interest rate on our $300 Million Unsecured Term Loan through interest rate swap agreements, provided that we maintain our corporate credit rating. We do not enter into derivative or interest rate transactions for speculative purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2012, our consolidated debt consisted of the following (in thousands):

	2013	2014	2015	2016		2017	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$—	$—	$129,000		$—	$—	$129,000
Variable rate average interest rate	—	—	—	1.39%		—	—	1.39%
Fixed rate repayments	$—	$575,000	$105,000	$467,525	(2)	$140,000	$—	$1,287,525
Fixed rate average interest rate(1)	—	4.89%	5.29%	3.72%		5.76%	—	4.59%

(1)	See Note 6 of our accompanying consolidated financial statements for further details on our debt structure.

(2)
The amount includes the $300 Million Unsecured Term Loan which has a stated variable rate; however, Piedmont entered into an interest rate swap agreement which effectively fixes the rate on this loan to 2.69% through November 22, 2016 (provided that we maintain our corporate credit rating).

As of December 31, 2011, our consolidated debt consisted of the following (in thousands):

	2012	2013	2014	2015	2016		Thereafter	Total
Maturing debt:
Variable rate repayments	$140,000	$—	$—	$—	$—		$—	$140,000
Variable rate average interest rate	1.29%	—	—	—	—		—	1.29%
Fixed rate repayments	$45,000	$—	$575,000	$105,000	$467,525	(1)	$140,000	$1,332,525
Fixed rate average interest rate	5.20%	—%	4.89%	5.29%	3.72%		5.76%	4.61%

(1)
The amount includes the $300 Million Unsecured Term Loan which has a stated variable rate; however, Piedmont entered into an interest rate swap agreement which effectively fixes the rate on this loan to 2.69% through November 22, 2016 (provided that we maintain our corporate credit rating).

As of December 31, 2012 and 2011, the estimated fair value of the line of credit and notes payable above was approximately $1.5 billion. Our interest rate swap agreements in place at December 31, 2012 and 2011 carried notional amounts totaling $300 million and a fixed interest rate of 2.69%.

The variable rate debt outstanding as of December 31, 2012 is based on LIBOR plus a specified margin or prime as elected by us at certain intervals. An increase in the variable interest rate on the variable-rate facilities constitutes a market risk, as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders. The current stated interest rate spread on the $500 Million Unsecured Line of Credit is LIBOR plus 1.175% (based on our current corporate credit rating).

A change in the interest rate on the fixed portion of our debt portfolio, or on the $300 Million Unsecured Term Loan which is effectively fixed through interest rate swaps, impacts the net financial instrument position but has no impact on interest incurred or cash flows.

As of December 31, 2012, a 1% change in interest rates would not have a material effect on our interest expense as our variable rate debt is limited to our $500 Million Unsecured Line of Credit which has $155.0 million outstanding as of the date of this filing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2012 or 2011.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2012, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued its report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2012 in connection with our 2013 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s Web site at http://www.piedmontreit.com under the “Corporate Governance” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2012, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2012, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2012, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2012, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of February 2013.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN	Director	February 27, 2013
Michael R. Buchanan

/s/ DONALD S. MOSS	Director	February 27, 2013
Donald S. Moss

/s/ WESLEY E. CANTRELL	Director	February 27, 2013
Wesley E. Cantrell

/s/ WILLIAM H. KEOGLER, JR.	Director	February 27, 2013
William H. Keogler, Jr.

/s/ JEFFREY L. SWOPE	Director	February 27, 2013
Jeffrey L. Swope

/s/ FRANK C. MCDOWELL	Director	February 27, 2013
Frank C. McDowell

/s/ RAYMOND G. MILNES, JR.	Director	February 27, 2013
Raymond G. Milnes, Jr.

/s/ W. WAYNE WOODY	Chairman, and Director	February 27, 2013
W. Wayne Woody

/s/ DONALD A. MILLER, CFA	President and Director	February 27, 2013
Donald A. Miller, CFA	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 27, 2013
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 27, 2013
Laura P. Moon	(Principal Accounting Officer)

EXHIBIT INDEX
TO
2012 FORM 10-K
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

10.2
Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership dated April 10, 2000, by and between the Operating Partnership and Wells Real Estate Fund XII, L.P. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-66657), filed on April 25, 2000)

10.3
Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership dated June 27, 2001, by and between the Operating Partnership and Wells Real Estate Investment Fund XIII, L.P. (incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-44900), filed on July 23, 2001)

10.4
Amended and Restated Promissory Note dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.5
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.6
Amended and Restated Promissory Note dated November 1, 2007, by 1225 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.7
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated October 24, 2002, by 1225 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.8
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

10.10
Limited Liability Company Agreement of 1225 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.11
First Amendment to Limited Liability Company Associates of 1225 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.12
Promissory Note dated April 20, 2004, by Wells REIT-Chicago Center Owner, LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.174 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.13
Mortgage, Security Agreement and Fixture Filing by Wells REIT-Chicago Center Owner, LLC to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.175 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.14
Loan Agreement (Multi-State) dated May 21, 2004, between Wells REIT-Austin, TX, L.P., Wells REIT—Multi-State Owner, LLC, Wells REIT-Nashville, TN, LLC and Wells REIT—Bridgewater, NJ, LLC; and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.176 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.15
Loan Agreement (D.C. Properties) dated May 21, 2004, between Wells REIT-Independence Square, LLC and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.177 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.16
Promissory Note dated May 5, 2005, by Wells REIT-800 Nicollett Avenue Owner, LLC. in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.17
Fixed Rate Note dated May 4, 2005, by 4250 N. Fairfax Owner, LLC in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.18
Amended and Restated Dividend Reinvestment Plan of the Company adopted February 24, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011)

10.19*
Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.20*
Amendment Number One to Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 14, 2011)

10.21
Escrow Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and SunTrust Bank (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.22
Pledge and Security Agreement dated April 16, 2007, by and between the Company, Wells Advisory Services I, LLC, WRT Acquisition Company, LLC and WGS Acquisition Company, LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.23
Registration Rights Agreement dated April 16, 2007, by and among the Company, Wells Advisory Services I, LLC and Wells Capital, Inc. (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.24*
Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.25*
Amendment Number One to the Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 9, 2011)

10.26
Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.27*
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

10.29*	Employment Agreement dated May 14, 2007, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.30*	Employment Agreement dated May 14, 2007, by and between the Company and Laura P. Moon (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.31
Master Property Management, Leasing, and Construction Management Agreement dated April 16, 2007 by and among the Company, the Operating Partnership, and Wells Management Company, Inc. (incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.32*
Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective May 18, 2007 (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 7, 2007)

10.33
Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.34
Term Loan Agreement, dated as of November 22, 2011, among the Operating Partnership, as Borrower, the Company, as Parent, JP Morgan Securities, LLC, and Suntrust Robinson Humphrey, Inc., as Joint-Lead Arrangers and Book Runners, JPMorgan Chase Bank as Administrative Agent, Suntrust Bank as Syndication Agent, Wells Fargo Bank as Documentation Agent, the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 29, 2011)

10.35*
2010 Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.36*	2010 Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.37*
Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.38*	Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.39
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

10.40
Amendment No. 1 to Term Loan Agreement, dated as of August 21, 2012, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank as Administrative Agent, and the other banks party thereto as Lenders (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on August 23, 2012)

10.41*	Offer Letter Dated October 17, 2012 among the Company and Robert K. Wiberg

21.1	List of Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document **

101.SCH **	XBRL Taxonomy Extension Schema **

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF **	XBRL Taxonomy Extension Definition Linkbase **

101.LAB **	XBRL Taxonomy Extension Label Linkbase **

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase **

*    Identifies each management contract or compensatory plan required to be filed.
**    Furnished with this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Piedmont Office Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piedmont Office Realty Trust, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 27, 2013

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Piedmont Office Realty Trust, Inc.

We have audited Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Piedmont Office Realty Trust, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Piedmont Office Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Piedmont Office Realty Trust, Inc. and our report dated February 27, 2013 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 27, 2013

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$629,536	$640,196
Buildings and improvements, less accumulated depreciation of $883,957 and $792,342 as of December 31, 2012 and December 31, 2011, respectively	2,908,078	2,967,254
Intangible lease assets, less accumulated amortization of $67,940 and $119,419 as of December 31, 2012 and December 31, 2011, respectively	54,745	79,248
Construction in progress	20,373	17,353
Total real estate assets	3,612,732	3,704,051
Investments in unconsolidated joint ventures	37,226	38,181
Cash and cash equivalents	12,957	139,690
Tenant receivables, net of allowance for doubtful accounts of $346 and $631 as of December 31, 2012 and December 31, 2011, respectively	147,337	129,523
Due from unconsolidated joint ventures	463	788
Restricted cash and escrows	334	9,039
Prepaid expenses and other assets	13,022	9,911
Goodwill	180,097	180,097
Interest rate swap	1,075	—
Deferred financing costs, less accumulated amortization of $10,479 and $9,214 as of December 31, 2012 and December 31, 2011, respectively	6,454	5,977
Deferred lease costs, less accumulated amortization of $112,496 and $120,358 as of December 31, 2012 and December 31, 2011, respectively	243,178	230,577
Total assets	$4,254,875	$4,447,834
Liabilities:
Line of credit and notes payable	$1,416,525	$1,472,525
Accounts payable, accrued expenses, and accrued capital expenditures	127,263	122,986
Deferred income	21,552	27,321
Intangible lease liabilities, less accumulated amortization of $40,931 and $63,981 as of December 31, 2012 and December 31, 2011, respectively	40,805	49,037
Interest rate swaps	8,235	2,537
Total liabilities	1,614,380	1,674,406
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2012 or December 31, 2011	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2012 or December 31, 2011	—	—
Common stock, $.01 par value; 750,000,000 shares authorized, 167,556,001 shares issued and outstanding as of December 31, 2012; and 172,629,748 shares issued and outstanding at December 31, 2011	1,676	1,726
Additional paid-in capital	3,667,051	3,663,662
Cumulative distributions in excess of earnings	(1,022,681)	(891,032)
Other comprehensive loss	(7,160)	(2,537)
Piedmont stockholders’ equity	2,638,886	2,771,819
Noncontrolling interest	1,609	1,609
Total stockholders’ equity	2,640,495	2,773,428
Total liabilities and stockholders’ equity	$4,254,875	$4,447,834
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$425,232	$412,093	$401,163
Tenant reimbursements	107,833	115,082	114,039
Property management fee revenue	2,318	1,584	3,212
Other rental income	999	4,734	5,033
	536,382	533,493	523,447
Expenses:
Property operating costs	212,932	207,199	195,368
Depreciation	112,801	102,804	95,267
Amortization	50,105	54,485	37,513
General and administrative	20,766	25,074	28,129
	396,604	389,562	356,277
Real estate operating income	139,778	143,931	167,170
Other income (expense):
Interest expense	(65,023)	(65,817)	(66,486)
Interest and other income	833	2,774	3,486
Litigation settlement expense	(7,500)	—	—
Net casualty loss	(5,170)	—	—
Equity in income of unconsolidated joint ventures	923	1,619	2,633
Gain on consolidation of variable interest entity	—	1,532	—
Gain on extinguishment of debt	—	1,039	—
	(75,937)	(58,853)	(60,367)
Income from continuing operations	63,841	85,078	106,803
Discontinued operations:
Operating income, excluding impairment loss	1,801	17,321	23,995
Impairment loss	—	—	(9,587)
Gain/(loss) on sale of real estate assets	27,577	122,657	(817)
Income from discontinued operations	29,378	139,978	13,591
Net income	93,219	225,056	120,394
Less: Net income attributable to noncontrolling interest	(15)	(15)	(15)
Net income attributable to Piedmont	$93,204	$225,041	$120,379
Per share information—basic:
Income from continuing operations	$0.38	$0.49	$0.63
Income from discontinued operations	0.17	0.81	0.08
Income attributable to noncontrolling interest	—	—	—
Net income available to common stockholders	$0.55	$1.30	$0.71
Per share information—diluted:
Income from continuing operations	$0.38	$0.49	$0.62
Income from discontinued operations	0.17	0.81	0.08
Income attributable to noncontrolling interest	—	—	—
Net income available to common stockholders	$0.55	$1.30	$0.70
Weighted-average shares outstanding—basic	170,312,328	172,764,838	170,752,520
Weighted-average shares outstanding—diluted	170,441,223	172,980,947	170,967,324
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2012		2011		2010

Net income attributable to Piedmont		$93,204		$225,041		$120,379
Other comprehensive (loss)/income:
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges (See Note 8)	(7,656)		(3,064)		(1,529)
Less: reclassification of previously recorded loss included in net income (See Note 8)	3,033		1,218		4,704
Other comprehensive (loss)/income		(4,623)		(1,846)		3,175
Comprehensive income attributable to Piedmont		$88,581		$223,195		$123,554

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2009	158,917	$1,589	$3,477,168	$(798,561)	$(75,164)	$(3,866)	$5,716	$2,606,882
Net proceeds from issuance of common stock	13,800	138	184,266	—	—	—	—	184,404
Redemptions of fractional shares of common stock at offering	(200)	(2)	(2,900)	—	—	—	—	(2,902)
Change in redeemable common stock outstanding	—	—	—	—	75,164	—	—	75,164
Dividends to common stockholders($1.26 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(33)	(216,940)	—	—	(15)	(216,988)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	141	2	2,807	—	—	—	—	2,809
Net income attributable to noncontrolling interest	—	—	—	—	—	—	531	531
Net income attributable to Piedmont	—	—	—	120,379	—	—	—	120,379
Other comprehensive income	—	—	—	—	—	3,175	—	3,175
Balance, December 31, 2010	172,658	1,727	3,661,308	(895,122)	—	(691)	6,232	2,773,454
Share repurchases as part of announced program	(199)	(2)	—	(3,242)	—	—	—	(3,244)
Offering costs associated with issuance of common stock	—	—	(479)	—	—	—	—	(479)
Attribution of asset sales proceeds to noncontrolling interest	—	—	—	—	—	—	(2,684)	(2,684)
Dividends to common stockholders ($1.26 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(249)	(217,709)	—	—	(2,407)	(220,365)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	171	1	3,082	—	—	—	—	3,083
Net income attributable to noncontrolling interest	—	—	—	—	—	—	468	468
Net income attributable to Piedmont	—	—	—	225,041	—	—	—	225,041
Other comprehensive loss	—	—	—	—	—	(1,846)	—	(1,846)
Balance, December 31, 2011	172,630	1,726	3,663,662	(891,032)	—	(2,537)	1,609	2,773,428
Share repurchases as part of an announced program	(5,255)	(52)	—	(88,685)	—	—	—	(88,737)
Dividends to common stockholders ($0.80 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(195)	(136,168)	—	—	(15)	(136,378)
Offering costs associated with issuance of common stock	—	—	567	—	—	—	—	567
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	181	2	3,017	—	—	—	—	3,019
Net income attributable to noncontrolling interest	—	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	93,204	—	—	—	93,204
Other comprehensive loss	—	—	—	—	—	(4,623)	—	(4,623)
Balance, December 31, 2012	167,556	$1,676	$3,667,051	$(1,022,681)	$—	$(7,160)	$1,609	$2,640,495

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$93,219	$225,056	$120,394
Operating distributions received from unconsolidated joint ventures	2,338	2,932	4,463
Adjustments to reconcile net income to net cash provided by operating activities:
Income attributable to noncontrolling interest- discontinued operations	—	453	516
Depreciation	113,649	109,730	104,490
Amortization of deferred financing costs and fair market value adjustments on notes payable	2,648	4,777	2,608
Other amortization	48,840	57,969	43,358
Impairment loss on real estate assets	—	—	7,041
Gain on extinguishment of debt	—	(1,041)	—
Accretion of discount on notes receivable	—	(482)	(2,400)
Stock compensation expense	2,246	4,705	3,681
Reduction of long-lived assets due to casualty event	1,980	—	—
Equity in income of unconsolidated joint ventures	(923)	(1,609)	(2,633)
Gain on consolidation of variable interest entity	—	(1,532)	—
(Gain)/loss on sale of real estate assets	(27,577)	(122,657)	817
Changes in assets and liabilities:
Increase in tenant receivables, net	(21,720)	(13,295)	(5,564)
Decrease/(increase) in restricted cash and escrows	8,705	18,720	(11,818)
Increase in prepaid expenses and other assets	(2,870)	(760)	(1,958)
Increase in accounts payable and accrued expenses	8,486	3,511	12,058
(Decrease)/increase in deferred income	(5,769)	(16,134)	697
Net cash provided by operating activities	223,252	270,343	275,750
Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(108,487)	(215,609)	(114,147)
Cash assumed upon consolidation of variable interest entity	—	5,063	—
Net sale proceeds from wholly-owned properties and consolidated joint venture	93,839	291,785	51,637
Net sale proceeds received from unconsolidated joint ventures	—	3,036	189
Investments in unconsolidated joint ventures	(136)	(151)	(173)
Liquidation of noncontrolling interest upon sale of consolidated joint venture	—	(95)	—
Deferred lease costs paid	(51,019)	(50,297)	(17,700)
Net cash (used in)/provided by investing activities	(65,803)	33,732	(80,194)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,125)	(3,367)	(710)
Proceeds from line of credit and notes payable	409,000	829,000	25,000
Repayments of line of credit and notes payable	(465,000)	(822,875)	(139,000)
Net (costs of)/proceeds from issuance of common stock	(229)	(252)	185,774
Repurchases of common stock as part of announced program	(88,450)	(3,244)	—
Redemptions of common stock	—	—	(2,918)
Dividends paid to stockholders and distributions to noncontrolling interest	(136,378)	(220,365)	(216,988)
Net cash used in financing activities	(284,182)	(221,103)	(148,842)
Net (decrease)/increase in cash and cash equivalents	(126,733)	82,972	46,714
Cash and cash equivalents, beginning of year	139,690	56,718	10,004
Cash and cash equivalents, end of year	$12,957	$139,690	$56,718
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

1.    Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont is the sole general partner of Piedmont OP and possesses full legal control and authority over the operations of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of December 31, 2012, Piedmont owned interests in 74 office properties, plus five office buildings owned through unconsolidated joint ventures. Our 74 office properties are located in 17 metropolitan areas across the United States. These office properties comprise 20.5 million square feet of primarily Class A commercial office space, and were 87.5% leased as of December 31, 2012.

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

Piedmont owns interests in three real properties through its ownership in Piedmont Washington Properties, Inc. Piedmont has evaluated this entity based on the criteria outlined above and concluded that it is not a variable interest entity (“VIE”) and that Piedmont has a controlling interest in Piedmont Washington Properties, Inc. Accordingly, Piedmont’s consolidated financial statements include the accounts of Piedmont Washington Properties, Inc.

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

Please refer to Note 7 for a summary of Piedmont’s interests in and consolidation treatment of its various VIEs as of December 31, 2012.

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

Real Estate Assets

Real estate assets are stated at cost, as adjusted for any impairment, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, any tenant improvements or major improvements, and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development of a real estate asset is in progress; however, no such interest was capitalized during the three years ended December 31, 2012.

Piedmont’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of economic life or lease term
Furniture, fixtures, and equipment	3-5 years
Intangible lease assets	Lease term

Piedmont continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction in which Piedmont has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present for wholly-owned properties, management assesses whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. Piedmont generally considers assets to be held for sale at the point at which a sale contract is executed and earnest money has become non-refundable. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, depending upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated sales value (which is based on key assumptions such as estimated market rents, lease-up periods, estimated lease terms, and capitalization and discount rates).

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

Gross intangible assets and liabilities as of December 31, 2012 and 2011, respectively, are as follows (in thousands):

	December 31, 2012	December 31, 2011
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$21,468	$33,707
Absorption Period Costs	$101,217	$164,960
Intangible Lease Origination Costs (included in Deferred Lease Costs)	$116,995	$146,375
Intangible Lease Liabilities (Below-Market In-Place Leases)	$81,736	$113,018

For the years ended December 31, 2012, 2011, and 2010, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	2012	2011	2010
Amortization expense related to Intangible Lease Origination Costs and Absorption Period Costs	$36,151	$48,013	$34,660
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$5,678	$7,065	$5,788

Net intangible assets and liabilities as of December 31, 2012 will be amortized as follows (in thousands):

	Intangible Lease Assets			Liabilities
	Above-Market In-place Lease Assets	Absorption Period Costs	Intangible Lease Origination Costs	Below-Market In-place Lease Liabilities
For the year ending December 31:
2013	$1,772	$8,292	$9,606	$6,192
2014	1,581	6,897	8,180	5,280
2015	1,480	6,545	7,543	4,769
2016	1,418	6,152	7,124	4,718
2017	770	5,502	6,820	4,685
Thereafter	324	14,012	19,863	15,161
	$7,345	$47,400	$59,136	$40,805

Weighted-Average Amortization Period (in years)	5	8	8	8

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

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Piedmont adjusted the allowance for doubtful accounts by recording (recoveries of)/provisions for bad debts of approximately $0, ($0.4) million, and $0.8 million for the years ended December 31, 2012, 2011, and 2010, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of income.

Due from Unconsolidated Joint Ventures

Due from unconsolidated joint ventures represents operating distributions due to Piedmont from its investments in unconsolidated joint ventures which have been declared but not received as of period end.

Restricted Cash and Escrows

Restricted cash and escrows principally relate to the following types of items:

•	escrow accounts held by lenders to pay future real estate taxes, insurance, debt service, and tenant improvements;

•	net sales proceeds from property sales held by qualified intermediary for potential Section 1031 exchange;

•	earnest money paid in connection with future acquisitions; and

•	security and utility deposits paid by tenants per the terms of their respective leases.

Restricted cash and escrows are generally reclassified to other asset or liability accounts upon being used to purchase assets, satisfy obligations, or settle tenant obligations.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of the following items:

•	prepaid property taxes, insurance and operating costs;

•	receivables which are unrelated to tenants, for example, insurance proceeds receivable from insurers related to casualty losses; and

•	equipment, furniture and fixtures, and tenant improvements for Piedmont’s corporate office space, net of accumulated depreciation.

Prepaid expenses and other assets will be expensed as utilized or reclassified to other asset or equity accounts upon being put into service in future periods. Balances without a future economic benefit are expensed as they are identified.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Piedmont tests the carrying value of its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. In accordance with GAAP, Piedmont has the option, should it choose to do so, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, Piedmont concludes that the estimated fair value is greater than the carrying amount, then performing a further two-step impairment test is unnecessary. However, if Piedmont chooses to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized.

Interest Rate Derivatives

Piedmont periodically enters into interest rate derivative agreements to hedge its exposure to changing interest rates. As required by GAAP, Piedmont records all derivatives on the balance sheet at fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. Currently, Piedmont does not use derivatives for trading or speculative purposes.

The changes in fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of Piedmont's interest rate derivative agreements as of December 31, 2012 are designated as cash flow hedges.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of deferred financing costs for the years ended December 31, 2012, 2011, and 2010 of approximately $2.6 million, $3.2 million, and $2.6 million, respectively, which is included in interest expense in the accompanying consolidated statements of income.

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases, including intangible lease origination costs and direct payroll costs incurred related to negotiating and executing specific leases, and are capitalized and amortized on a straight-line basis over the terms of the related underlying leases. No such internal leasing costs were capitalized for the years ended December 31, 2012, 2011, or 2010. Amortization of deferred leasing costs is reflected in the accompanying consolidated statements of income as follows.

•
Piedmont amortized deferred lease costs of approximately $29.8 million, $30.0 million, and $26.8 million for the years ended December 31, 2012, 2011, and 2010, respectively, of which approximately $1.6 million, $1.3 million, and $0.7 million are related to the amortization of deferred common area maintenance costs which are recorded as property operating costs in the accompanying consolidated statements of income. The remaining amortization of deferred lease costs are recorded as amortization expense.

•
Piedmont recognized amortization of lease incentives classified as deferred lease costs of $2.5 million, $3.7 million, and $3.4 million, which was recorded as an adjustment to rental income for the years ended December 31, 2012, 2011, and 2010, respectively.

Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are adjusted to net realizable value through the consolidated statement of income.

Line of Credit and Notes Payable

Certain mortgage notes included in line of credit and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Piedmont adjusts the loan to fair value with a corresponding adjustment to building. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0, $1.4 million, and $0 for the years ended December 31, 2012, 2011, and 2010, respectively.

Deferred income

Deferred income is primarily comprised of the following items:

•	prepaid rent from tenants; and

•	tenant reimbursements related to operating expense or property tax expenses which may be due to tenants as part of an annual operating expense reconciliation.

Deferred income related to prepaid rents from tenants will be recognized as income in the period it is earned. Amounts related to operating expense reconciliations or property tax expense are relieved when the tenant's reconciliation is completed in accordance with the underlying lease, and payment is issued to the tenant.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. The board of directors of Piedmont authorized the repurchase and retirement of up to $300 million of Piedmont's common stock through November 2013. Piedmont may repurchase the shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. Repurchases will depend upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. As of December 31, 2012, approximately $208.0 million is available for share repurchases through November 2013.

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

Gains on the sale of real estate assets are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the purchaser. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized through impairment charges when identified.

Stock-based Compensation

Piedmont has issued stock-based compensation in the form of restricted stock to its employees and directors. For employees, such compensation has been issued pursuant to Piedmont's Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual restricted stock grant component and a multi-year performance share component. Awards granted pursuant to the annual restricted stock component are considered equity awards and expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards granted pursuant to the performance share component are considered liability awards and are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income.

Legal Fees and Related Insurance Recoveries

Piedmont recognizes legal expenses in the period in which services are rendered as a component of general and administrative expense or as property operating costs for legal expenses attributable to operating properties. Insurance reimbursements related to ongoing legal matters are recorded as a reduction of legal expense in the period that the insurance company definitively notifies Piedmont of its intent to issue payment.

Litigation Settlement Expense and Related Insurance Recoveries
During the year ended December 31, 2012, Piedmont reached an agreement in principle to settle two separate securities class action lawsuits (See Note 10). As a result of the agreements to settle, Piedmont recorded a $7.5 million charge representing the total of both proposed settlements in its statements of income for the year ended December 31, 2012. Any future insurance recoveries related to these agreements, if applicable, will be recognized as income in the period that the insurance company definitively notifies Piedmont of its intent to issue payment.
Net Casualty Loss/(Gain)

From time to time, certain of our assets may be damaged or destroyed by natural disasters. Such damages may result in significant expenses related to the destruction of fixed assets or costs to clean, repair, and establish emergency operations at the building or buildings affected by the casualty event. In addition, Piedmont may recognize expenses as a result of issuing rent abatements to tenants for business interruptions caused by the tenants' inability to access the space that they lease from Piedmont. Losses related to the above items are estimated and recorded in the period incurred without regard to whether the loss may be ultimately recoverable under Piedmont's various insurance policies. Any insurance recoveries related to such losses, if applicable, are recorded as income in the period receipt is deemed probable. Insurance recoveries in excess of losses recognized or related to business interruption are recorded as income in the period that the insurance company definitively notifies Piedmont of its intent to issue payment. Casualty losses are presented net of insurance recovery income recorded during the period. During the year ended December 31, 2012, substantially all of the net casualty loss recorded related to losses incurred in Piedmont's New York/New Jersey portfolio as a result of Hurricane Sandy which occurred in October 2012.

Net Income Available to Common Stockholders Per Share

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including the dilutive effect of nonvested restricted stock. The dilutive effect of nonvested restricted stock is calculated using the treasury stock method to determine the number of additional common shares that would become outstanding if the remaining unvested restricted stock awards vested. Outstanding stock options have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive.

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes. Accordingly, neither a provision nor a benefit for federal income taxes has been made in the accompanying consolidated financial statements. Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the financial statements. Additionally, Piedmont conducts certain operations through its taxable REIT subsidiary, Piedmont Office Holdings, Inc. These operations resulted in estimated tax payments of approximately $8.5 thousand for the year ended December 31, 2012, which is recorded in the accompanying financial statements as general and administrative costs.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to the required presentation of income from discontinued operations for the properties sold during the years ended December 31, 2012, 2011, and 2010. Please refer to Note 14 for further details. All such reclassifications do not affect net income attributable to Piedmont as presented in previous years.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Comprehensive Income Topic Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for Piedmont for the interim period beginning January 1, 2013. The adoption of ASU 2013-02 is not expected to have a material impact on Piedmont's financial statements or disclosures.

3.    Acquisitions

During the year ended December 31, 2012, Piedmont's acquisition activity consisted of purchasing tracts of undeveloped land. On June 28, 2012, Piedmont purchased undeveloped land adjacent to the Medici building in Atlanta, Georgia for a purchase price of approximately $2.5 million. The undeveloped land consists of approximately 2.01 acres, is zoned for office and accessory use, and has a site plan approved for approximately 249,000 square feet.

On October 15, 2012, Piedmont purchased undeveloped land adjacent to the Glenridge Highlands II building in Atlanta, Georgia for a purchase price of approximately $1.7 million. The land consists of approximately 3.0 acres, is zoned for office use, and has a site plan approved for approximately 113,000 square feet.

4.    Tenant Receivables

Tenant receivables as of December 31, 2012 and 2011, respectively, are as follows (in thousands):

	2012	2011
Tenant receivables, net of allowance for doubtful accounts of $346 and $631 as of December 31, 2012 and 2011, respectively	$25,038	$24,722
Cumulative rental revenue recognized on a straight-line basis in excess of cash received in accordance with lease terms	122,299	104,801
Tenant receivables	$147,337	$129,523

5.    Unconsolidated Joint Ventures

Investments in Unconsolidated Joint Ventures

As of December 31, 2012 and 2011, Piedmont owned interests in the following unconsolidated joint ventures (in thousands):

Name of Joint Venture	Properties Held by Joint Venture	Piedmont’s Approximate Ownership Percentage	Net Book Value
			2012	2011
Fund XIII and REIT Joint Venture	8560 Upland Drive Two Park Center	72%	$18,814	$19,180
Fund XII REIT and Joint Venture	4685 Investment Drive 5301 Maryland Way	55%	15,813	16,329
Fund XI, XII and REIT Joint Venture	20/20	57%	2,599	2,672
			$37,226	$38,181

6.    Line of Credit and Notes Payable

During the year ended December 31, 2012, Piedmont OP entered into a new $500 million unsecured line of credit facility (the “$500 Million Unsecured Line of Credit”) with a consortium of lenders to replace its expiring $500 Million Unsecured Facility. The term of the $500 Million Unsecured Line of Credit is four years with an extended maturity date of August 21, 2017 (assuming Piedmont extends the term for an additional year through two available six month extensions). Additionally, under certain terms of the agreement, Piedmont may increase the new facility by up to an additional $500 million (to an aggregate size of $1.0 billion); however, none of the existing lenders have any obligation to participate in such increase. Piedmont paid customary fees to the lenders in connection with the closing of the new $500 Million Unsecured Line of Credit. The $500 Million Unsecured Line of Credit has the option to bear interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) or Base Rate, defined as the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR for a one-month period plus one percent, (ii) the credit rating for Piedmont, and (iii) for LIBOR loans, an interest period selected by Piedmont of one, two, three, or six months, or to the extent available from all lenders in each case, one year or periods of less than one month. The stated interest rate spread over LIBOR can vary from 1.00% to 1.75% based upon the then current credit rating of Piedmont. As of December 31, 2012, the current stated LIBOR spread on the $500 Million Unsecured Line of Credit was 1.175%, and Piedmont had met all of the financial covenant requirements.

Other Financing Activity

During the year ended December 31, 2012, Piedmont fully repaid its $140 million mortgage which had been secured by the 500 W. Monroe building in Chicago, Illinois, and its $45 million loan which had been secured by the 4250 N. Fairfax building in Arlington, Virginia. Additionally, during the year ended December 31, 2012, Piedmont incurred net borrowings of approximately $129.0 million on its outstanding lines of credit.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2012 and 2011 (in thousands):

Facility	Collateral	Rate(1)		Maturity	Amount Outstanding as of December 31,
					2012	2011
Secured (Fixed)
$45.0 Million Fixed-Rate Loan	4250 N. Fairfax	5.20%		6/1/2012	$—	$45,000
$200.0 Million Mortgage Note	Aon Center	4.87%		5/1/2014	200,000	200,000
$25.0 Million Mortgage Note	Aon Center	5.70%		5/1/2014	25,000	25,000
$350.0 Million Secured Pooled Facility	Nine Property Collateralized Pool(2)	4.84%		6/7/2014	350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015	105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool(3)	5.50%		4/1/2016	125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016	42,525	42,525
$140.0 Million WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017	140,000	140,000
$140.0 Million 500 W. Monroe Mortgage Loan	500 W. Monroe	LIBOR + 1.008%		8/9/2012	—	140,000
Subtotal/Weighted Average(4)		5.17%			987,525	1,172,525
Unsecured (Variable)
$300 Million Unsecured Term Loan		LIBOR + 1.45%	(5)	11/22/2016	300,000	300,000
$500 Million Unsecured Line of Credit		1.39%	(6)	8/19/2016	129,000	—
Subtotal/Weighted Average(4)		2.30%			429,000	300,000
Total/ Weighted Average(4)		4.30%			$1,416,525	$1,472,525

(1)	All of Piedmont’s outstanding debt as of December 31, 2012 and 2011 is interest-only debt.

(2)
Nine property collateralized pool includes:1200 Crown Colony Drive in Quincy, Massachusetts, Braker Pointe III in Austin, Texas, 2 Gatehall Drive in Parsippany, New Jersey, the One and Two Independence Square buildings in Washington, DC, 2120 West End Avenue in Nashville, Tennessee, 400 Bridgewater Crossing in Bridgewater, New Jersey, 200 Bridgewater Crossing in Bridgewater, New Jersey, and Fairway Center II in Brea, California.

(3)	Four property collateralized pool includes 1430 Enclave Parkway in Houston, Texas, Windy Point I and II in Schaumburg, Illinois, and 1055 East Colorado Boulevard in Pasadena, California.

(4)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of December 31, 2012.

(5)
The $300 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.69% through maturity.

(6)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All LIBOR selections are subject to an additional spread (1.175% as of December 31, 2012) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of December 31, 2012 consists of LIBOR draws at an average rate of 0.22% (subject to the additional spread mentioned above).

A summary of the aggregate maturities of Piedmont’s indebtedness as of December 31, 2012, is provided below (in thousands):

2013	$—
2014	575,000
2015	105,000
2016	596,525
2017	140,000
Thereafter	—
Total	$1,416,525

Piedmont’s weighted-average interest rate as of December 31, 2012 and 2011, for aforementioned borrowings was approximately 4.30% and 4.29%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements, of approximately $62.6 million, $66.7 million, and $70.2 million during the years ended December 31, 2012, 2011, and 2010, respectively.

7.    Variable Interest Entities

Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.

A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of December 31, 2012 is as follows, (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of December 31, 2012	Net Carrying Amount as of December 31, 2011	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(5.7)	$(3.4)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$(0.1)	$0.6
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont Multi-State Owner, LLC	100%	1200 Crown Colony Drive	Consolidated	$33.2	$28.0
In accordance with a tenant's lease, if Piedmont sells the property on or before March 2013, then the tenant would be entitled to an equity participation fee; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$194.0	$76.9
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

400 TownPark, LLC	100%	400 TownPark	Consolidated	$23.5	$23.7
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Each of the VIEs described above has the sole purpose of holding office buildings and their resulting operations, and are classified in the accompanying consolidated balance sheets in the same manner as Piedmont's wholly-owned properties.

8.    Derivative Instruments

Risk Management Objective of Using Derivatives

In addition to operational risks which arise in the normal course of business, Piedmont is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, Piedmont has entered into derivative financial instruments such as interest rate swap agreements and other similar agreements to manage interest rate risk exposure arising from current or future variable rate debt transactions. Interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Piedmont’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk

During the year ended December 31, 2012, Piedmont used four interest rate swap agreements to hedge the variable cash flows associated with its $300 Million Unsecured Term Loan. Additionally, during the year ended December 31, 2012, Piedmont entered into a forward starting swap with a total notional value of $70.0 million to hedge the risk of changes in the interest payments associated with the potential issuance of long-term debt over a maximum period of 134 months.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2012 is as follows:

Interest Rate Derivatives:	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swap	$125	11/22/2011	11/22/2016
Interest rate swap	$75	11/22/2011	11/22/2016
Interest rate swap	$50	11/22/2011	11/22/2016
Interest rate swap	$50	11/22/2011	11/22/2016
Interest rate swap	$70	3/3/2014	3/3/2024
Total	$370

All of Piedmont's interest rate swap agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of the changes in the fair value of these derivatives was recorded in other comprehensive income ("OCI") and subsequently reclassified into the accompanying consolidated statements of income for the years ended December 31, 2012, 2011, and 2010, respectively, as follows (in thousands):

Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	2012	2011	2010
Amount of loss recognized in OCI on derivatives	$7,656	$3,064	$1,529
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(3,033)	$(1,218)	$(4,704)

Piedmont estimates that an additional $3.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the years ended December 31, 2012, 2011, or 2010.

Additionally, see Note 9 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligation. If Piedmont breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $7.4 million.

9.    Fair Value Measurements

Piedmont considers its cash, accounts receivable, restricted cash and escrows, accounts payable, interest rate swap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of December 31, 2012 and 2011, respectively (in thousands):

	2012			2011
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents(1)	$12,957	$12,957	Level 1	$139,690	$139,690
Tenant and notes receivables, net(1)	$147,337	$147,337	Level 1	$129,523	$129,523
Restricted cash and escrows(1)	$334	$334	Level 1	$9,039	$9,039
Interest rate swap asset	$1,075	$1,075	Level 2	$—	$—
Liabilities:
Accounts payable and accrued expenses(1)	$23,113	$23,113	Level 1	$14,637	$14,637
Interest rate swap liability	$8,235	$8,235	Level 2	$2,537	$2,537
Line of credit and notes payable	$1,416,525	$1,470,002	Level 2	$1,472,525	$1,529,811

(1)	For the periods presented, the carrying value approximates estimated fair value due to its short-term maturity.

Piedmont's line of credit and notes payable were carried at book value as of December 31, 2012 and 2011; however, Piedmont's estimate of their fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its line of credit and notes payable.

Piedmont’s interest rate swap agreements discussed in Note 8 above are classified as both “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at fair value as of December 31, 2012 and 2011. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2012 and 2011, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

10.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two classes: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of December 31, 2012, Piedmont anticipates funding potential non-incremental capital expenditures for tenant improvements of approximately $111.9 million related to its existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next several years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of December 31, 2012, commitments for incremental capital expenditures associated with new leases, primarily at value-add properties, totals approximately $63.8 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded additional expense related to such tenant audits/disputes of approximately $0.2 million, $0.7 million and $0.4 million during the years ended December 31, 2012, 2011, and 2010, respectively.

Letters of Credit

As of December 31, 2012, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Line of Credit:

Amount	Expiration of Letter of Credit (1)
$10,000,000	July 2013
$9,033,164	July 2013
$382,556	July 2013

(1)	These letter of credit agreements contain an “evergreen” clause, which automatically renews for consecutive, one-year periods each anniversary, subject to certain limitations.

Operating Lease Obligations

Three properties (the River Corporate Center building in Tempe, Arizona; the 8700 South Price Road building in Tempe, Arizona; and the 2001 NW 64th Street building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of December 31, 2012 are presented below (in thousands):

2013	$750
2014	750
2015	750
2016	750
2017	750
Thereafter	74,119
Total	$77,869

Ground rent expense was approximately $0.8 million, $0.6 million, and $0.6 million for the years ended December 31, 2012, 2011, and 2010, respectively, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the real estate assets of the related office buildings subject to operating ground leases is approximately $31.8 million and $26.0 million as of December 31, 2012 and 2011, respectively.

Agreements in Principle to Resolve Legal Actions
Piedmont and certain of its current and former officers and directors were party to two separate securities class action lawsuits which challenged various disclosures made in connection with Piedmont's April 2007 internalization transaction in one case and a response to a May 2007 tender offer for Piedmont's shares and an October 2007 proxy statement seeking approval of amendments to Piedmont's charter in the other case. (Please refer to Part I. Item 3 “Legal Proceedings” for a complete description of the chronology of the two lawsuits). During the year ended December 31, 2012, after receiving favorable rulings including the dismissal of all claims in both cases, Piedmont reached agreement in principle to settle both lawsuits, thus avoiding additional legal expense associated with any further appeals by the plaintiffs. As a result, during the year ended December 31, 2012, Piedmont recorded a $7.5 million litigation settlement charge in the accompanying financial statements (Please see Note 2 - Litigation Settlement Expense). The settlements are subject to court approval following notice to the classes. As such, the possibility of further financial loss does exist; however, management has concluded that such risk of loss is remote.
Other Legal Matters

Piedmont is from time to time a party to legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition.

11.    Stock Based Compensation

Deferred Stock Awards

Piedmont has granted deferred stock awards in the form of restricted stock to its employees. The awards are determined by the Compensation Committee of the board of directors of Piedmont on an annual basis and typically vest over a three-year period beginning on the grant date. In addition, Piedmont has adopted a multi-year performance share program for certain of its employees. Restricted shares are earned based on the relative performance of Piedmont's total stockholder return as compared with a predetermined peer group's total stockholder return over a three-year period. Any shares awarded vest immediately upon issuance.

A rollforward of Piedmont's deferred stock award activity for the year ended December 31, 2012 is as follows:

	Unvested Deferred Stock Awards as of January 1, 2012	Deferred Stock Awards Granted During Fiscal Year 2012	Adjustment to Estimated Future Grants of Performance Share Awards During the 2012	Deferred Stock Awards Vested During Fiscal Year 2012	Deferred Stock Awards Forfeited During Fiscal Year 2012	Unvested Deferred Stock Awards as of December 31, 2012
Shares	511,203	229,135	(159,474)	(255,258)	(6,713)	318,893
Weighted-Average Grant Date Fair Value	$21.67	$17.53	$23.64	$20.89	$18.52	$18.41

The following table provides additional information regarding stock award activity during the years ended December 31, 2012, 2011, and 2010 (in thousands except for per share data):

	2012	2011	2010
Weighted-Average Grant Date Fair Value for Shares Granted During the Year	$17.53	$19.03	$22.54
Total Grant Date Fair Value of Shares Vested During the Year	$5,331	$5,405	$4,789
Share-based Liabilities Paid(1)	$798	$851	$—

(1)	Amounts reflect the issuance of performance share awards during the period.

A detail of Piedmont’s outstanding employee deferred stock awards as of December 31, 2012 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares as of December 31, 2012
May 11, 2010	2010-2012 Performance Share Program	56,875	(2)	$28.44	Shares vest immediately upon determination of award in 2013.	5,266	(3)
May 24, 2010	Annual Deferred Stock Award	161,148		$18.71	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	52,964
May 24, 2010	One-Time, Special Deferred Stock Award in Recognition of Piedmont's Initial Public Offering	40,085		$18.71	Of the shares granted, 33.33% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	17,457
April 5, 2011	Annual Deferred Stock Award	128,986		$19.40	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 5, 2012, 2013, and 2014, respectively.	74,496
April 5, 2011	2011-2013 Performance Share Program	—		$18.27	Shares vest immediately upon award in 2014.	—	(3)
April 4, 2012	Annual Deferred Stock Award	209,876		$17.49	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 4, 2013, 2014, and 2015, respectively.	168,710
April 4, 2012	2012-2014 Performance Share Program	—		$17.42	Shares vest immediately upon determination of award in 2015.	—	(3)
Total						318,893

(1)	Amounts reflect the total grant, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2012.

(2)	Represents shares granted pursuant to the first and second interim performance periods ended December 31, 2010 and 2011, respectively.

(3)
Estimated based on Piedmont's cumulative total stockholder return relative to a predetermined peer group's cumulative total stockholder return for the respective performance period as of December 31, 2012. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the years ended December 31, 2012, 2011, and 2010, Piedmont recognized approximately $3.9 million, $6.5 million and $5.1 million of compensation expense and directors' fees related to stock awards, respectively, of which $2.5 million, $5.3 million and $3.7 million, respectively, related to the non-vested shares. During the year ended December 31, 2012, 181,502 shares were issued to employees, directors and officers. As of December 31, 2012, approximately $2.3 million of unrecognized compensation cost related to non-vested, share-based compensation remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately one year.

12.    Earnings Per Share

There are no adjustments to “Net income attributable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including the dilutive effect of nonvested restricted stock. The dilutive effect of nonvested restricted stock is calculated using the treasury stock method to determine the number of additional common shares that would become outstanding if the remaining unvested restricted stock awards vested. Outstanding stock options have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive. The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the years ended December 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Weighted-average common shares—basic	170,312	172,765	170,753
Plus incremental weighted-average shares resulting from the assumed conversion of time-vested restricted stock awards	129	216	214
Weighted-average common shares—diluted	170,441	172,981	170,967

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

Piedmont’s wholly-owned and consolidated joint venture properties are located in 17 metropolitan areas. Based on annualized lease revenue as of December 31, 2012, approximately 23.1%, 22.0%, and 14.6% of these real estate assets are located in metropolitan Chicago, metropolitan Washington, D.C., and metropolitan New York, respectively. Furthermore, approximately 13.3% of Piedmont's annualized lease revenue is generated from federal governmental agencies.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases, excluding unconsolidated joint ventures, as of December 31, 2012, is presented below (in thousands):

Years ending December 31:
2013	$377,746
2014	349,565
2015	346,084
2016	310,798
2017	290,158
Thereafter	1,384,133
Total	$3,058,484

14.    Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations (in thousands):

Building Sold		Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
111 Sylvan Avenue	(1)	Englewood Cliffs, New Jersey	December 8, 2010	$(817)	$51,637
Eastpointe Corporate Center		Issaquah, Washington	July 1, 2011	$12,152	$31,704
5000 Corporate Court		Holtsville, New York	August 31, 2011	$14,367	$36,100
35 West Wacker Drive	(2)	Chicago, Illinois	December 15, 2011	$96,138	$223,981
Portland Portfolio	(3)	Beaverton, Oregon	March 19, 2012	$17,823	$43,832
26200 Enterprise Way		Lake Forest, California	May 31, 2012	$10,013	$24,412
110 & 112 Hidden Lake Circle Buildings		Duncan, South Carolina	September 21, 2012	$(259)	$25,595

(1)
Piedmont reclassified the operational results of the property, including a $9.6 million impairment charge that resulted from adjusting the assets to fair value, as discontinued operations in the accompanying 2010 statement of operations. The fair value measurement used in the evaluation of this non-financial asset was considered to be a Level 1 valuation within the fair value hierarchy as defined by GAAP, as there were direct observations and transactions involving the asset (i.e. the asset was sold to a third-party purchaser).

(2)	Piedmont sold its approximate 96.5% ownership in the property. Transaction data above is presented at Piedmont's ownership percentage.

(3)
The Portland Portfolio consisted of four office properties known as the Deschutes building, the Rhein building, the Rogue building, and the Willamette building, as well as 18.19 acres of adjoining, undeveloped land.

Income from Discontinued Operations

The details comprising income from discontinued operations are presented below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$2,955	$37,887	$47,370
Tenant reimbursements	451	19,363	21,105
Lease termination income	—	304	2,761
	3,406	57,554	71,236
Expenses:
Property operating costs	564	21,576	23,305
Depreciation	848	6,926	9,223
Amortization of deferred leasing costs	148	5,517	7,418
General and administrative expenses	45	(170)	507
	1,605	33,849	40,453
Other income (expense):
Interest expense	—	(5,932)	(6,274)
Interest and other income	—	1	2
Net income attributable to noncontrolling interest	—	(453)	(516)
	—	(6,384)	(6,788)
Operating income, excluding impairment loss and gain/(loss) on sale of real estate assets	1,801	17,321	23,995
Impairment loss	—	—	(9,587)
Gain/(loss) on sale of real estate assets	27,577	122,657	(817)
Income from discontinued operations	$29,378	$139,978	$13,591

15.    Supplemental Disclosures of Noncash Activities

Significant noncash investing and financing activities for the years ended December 31, 2012, 2011, and 2010 (in thousands) are outlined below:

	2012	2011	2010
Accrued capital expenditures and deferred lease costs	$12,598	$8,218	$8,047
Change in accrued offering costs related to issuance of common stock	$(567)	$227	$1,370
Net assets assumed upon consolidation of variable interest entity, net of notes receivable previously recorded	$—	$188,283	$—
Liabilities assumed upon consolidation of variable interest entity	$—	$191,814	$—
Redeemable common stock	$—	$—	$75,164

16.    Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2012, 2011, and 2010, is calculated as follows (in thousands):

	2012	2011	2010
GAAP basis financial statement net income	$93,204	$225,041	$120,379
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	35,125	47,346	29,892
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(10,422)	(9,380)	(528)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	(5,324)	(6,605)	(5,573)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(7,967)	(66,410)	(9,254)
Taxable income of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	2,662	4,515	5,096
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	14,361	(2,072)	9,570
Income tax basis net income, prior to dividends paid deduction	$121,639	$192,435	$149,582

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2012	2011	2010
Ordinary income	73%	61%	69%
Capital gains	16%	27%	—
Return of capital	11%	12%	31%
	100%	100%	100%

At December 31, 2012, the tax basis carrying value of Piedmont’s total assets was approximately $4.1 billion.

Accrued interest and penalties related to uncertain tax positions are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets and represented approximately $6.7 million as of December 31, 2012 and 2011. Piedmont recorded no additional expense during the years ended December 31, 2012, 2011, and 2010, respectively, related to such positions. The tax years 2009 to 2012 remain open to examination by various federal and state taxing authorities.

17.    Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011, is presented below (in thousands, except per-share data). The amounts presented may have been restated from previous period presentations due to reclassifications related to discontinued operations (see Note 14 for further detail).

	2012
	First	Second	Third		Fourth
Revenues	$132,320	$133,092	$134,891		$136,079
Real estate operating income	$34,542	$35,624	$33,947		$35,665
Income from continuing operations	$18,272	$20,212	$10,905	(1)	$14,452	(2)
Income from discontinued operations	$18,959	$10,499	$(70)		$(10)
Net income attributable to Piedmont	$37,227	$30,708	$10,831		$14,438
Basic earnings per share	$0.22	$0.18	$0.06		$0.09
Diluted earnings per share	$0.22	$0.18	$0.06		$0.09
Dividends per share	$0.2000	$0.2000	$0.2000		$0.2000

(1)	Includes $7.5 million of litigation settlement expense related to agreements in principle to settle Piedmont's two outstanding class action lawsuits.

(2)	Includes $5.2 million in net casualty loss due to damage and related expenses incurred as a result of Hurricane Sandy.

	2011
	First	Second	Third	Fourth
Revenues	$130,216	$135,176	$132,478	$135,623
Real estate operating income	$39,710	$35,452	$36,341	$32,428
Income from continuing operations	$29,658	$17,403	$20,499	$17,518
Income from discontinued operations	$4,313	$3,628	$30,531	$101,506
Net income attributable to Piedmont	$33,967	$21,028	$51,026	$119,020
Basic earnings per share	$0.20	$0.12	$0.30	$0.68
Diluted earnings per share	$0.20	$0.12	$0.29	$0.69
Dividends per share	$0.3150	$0.3150	$0.3150	$0.3150

18.    Subsequent events

Declaration of Dividend for the First Quarter 2013

On February 27, 2013, the board of directors of Piedmont declared dividends for the first quarter 2013 in the amount of $0.20 (20.00 cents) per share on its common stock to stockholders of record as of the close of business on March 8, 2013. Such dividends are to be paid on March 22, 2013.

Contract to Purchase Asset in Washington, D.C.

On February 13, 2013, Piedmont entered into a binding contract to purchase an office property located in Washington, D.C. for approximately $175.6 million, with an anticipated close date in March 2013.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012
(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2012
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (f)
3900 DALLAS PARKWAY	Plano, TX	100%	None	1,456	20,377	21,837	3,047	1,517	23,367	24,884	8,826	1999	12/21/1999	0	-	40
RIVER CORPORATE CENTER	Tempe, AZ	100%	(a)	—	16,036	16,036	7,309	—	23,345	23,345	6,291	1998	3/29/2000	0	-	40
8700 SOUTH PRICE ROAD	Tempe, AZ	100%	(a)	—	13,272	13,272	551	—	13,823	13,823	4,902	2000	6/12/2000	0	-	40
1441 WEST LONG LAKE ROAD	Troy, MI	100%	None	2,160	16,776	18,936	(6,760)	1,202	10,974	12,176	6,766	1999	6/29/2000	0	-	40
1111 DURHAM AVENUE	South Plainfield, NJ	100%	None	9,653	20,495	30,148	(11,547)	3,728	14,873	18,601	8,378	1975	11/1/2000	0	-	40
1430 ENCLAVE PARKWAY	Houston, TX	100%	32,100	7,100	37,915	45,015	3,700	5,506	43,209	48,715	14,686	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	7,954	8,021	52,787	60,808	19,404	2000	12/21/2000	0	-	40
1200 CROWN COLONY DRIVE (c)	Quincy, MA	100%	20,200	11,042	40,666	51,708	1,970	11,042	42,636	53,678	13,020	1990	7/30/2001	0	-	40
5601 HIATUS ROAD	Tamarac, FL	100%	None	3,642	10,404	14,046	1,722	3,642	12,126	15,768	3,404	2001	12/21/2001	0	-	40
WINDY POINT I	Schaumburg, IL	100%	23,400	4,537	31,847	36,384	2,341	4,537	34,188	38,725	10,157	1999	12/31/2001	0	-	40
WINDY POINT II	Schaumburg, IL	100%	40,300	3,746	55,026	58,772	1,096	3,746	56,122	59,868	16,575	2001	12/31/2001	0	-	40
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None	1,767	20,533	22,300	2,249	2,203	22,346	24,549	6,732	1999	1/11/2002	0	-	40
11695 JOHNS CREEK PARKWAY	Johns Creek, GA	100%	None	2,080	13,572	15,652	1,648	2,081	15,219	17,300	4,695	2001	3/28/2002	0	-	40
3750 BROOKSIDE PARKWAY	Alpharetta, GA	100%	None	1,561	14,207	15,768	112	1,561	14,319	15,880	4,189	2001	4/18/2002	0	-	40
2001 NW 64th STREET	Ft. Lauderdale, FL	100%	(a)	—	7,172	7,172	769	—	7,941	7,941	2,177	2001	4/18/2002	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	2,630	3,642	32,127	35,769	9,799	2001	5/3/2002	0	-	40
DESERT CANYON 300	Phoenix, AZ	100%	None	2,602	24,333	26,935	100	2,602	24,433	27,035	6,906	2001	6/4/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	2,419	3,157	46,075	49,232	12,465	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	1,397	3,157	44,059	47,216	12,756	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	2,586	3,157	31,620	34,777	9,395	1999	8/15/2002	0	-	40
BRAKER POINTE III (c)	Austin, TX	100%	16,500	6,098	34,492	40,590	1	6,099	34,492	40,591	9,544	2001	8/15/2002	0	-	40
CHANDLER FORUM	Chandler, AZ	100%	None	2,632	—	2,632	19,917	2,779	19,770	22,549	6,334	2003	9/12/2002	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2012
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (f)
2 GATEHALL DRIVE (c)	Parsippany, NJ	100%	42,700	9,054	96,722	105,776	33	9,054	96,755	105,809	26,514	1985	9/27/2002	0	-	40
350 SPECTRUM LOOP	Colorado Springs, CO	100%	None	2,185	24,964	27,149	(1,894)	2,186	23,069	25,255	6,313	2001	9/27/2002	0	-	40
5601 HEADQUARTERS DRIVE	Plano, TX	100%	None	3,153	24,602	27,755	2,663	3,153	27,265	30,418	6,797	2001	9/27/2002	0	-	40
TWO INDEPENDENCE SQUARE (c)	Washington, DC	100%	105,800	52,711	202,702	255,413	21,374	52,711	224,076	276,787	55,720	1991	11/22/2002	0	-	40
ONE INDEPENDENCE SQUARE (c)	Washington, DC	100%	57,800	29,765	104,814	134,579	2,770	30,562	106,787	137,349	28,479	1991	11/22/2002	0	-	40
2120 WEST END AVENUE (c)	Nashville, TN	100%	26,800	4,908	59,011	63,919	6,671	5,100	65,490	70,590	17,776	2000	11/26/2002	0	-	40
800 NORTH BRAND BOULEVARD	Glendale, CA	100%	None	23,605	136,284	159,889	8,900	23,607	145,182	168,789	39,209	1990	12/20/2002	0	-	40
EASTPOINT I	Mayfield Heights, OH	100%	None	1,485	11,064	12,549	423	1,485	11,487	12,972	2,972	2000	1/9/2003	0	-	40
EASTPOINT II	Mayfield Heights, OH	100%	None	1,235	9,199	10,434	1,895	1,235	11,094	12,329	3,155	2000	1/9/2003	0	-	40
150 WEST JEFFERSON	Detroit, MI	100%	None	9,759	88,364	98,123	3,846	9,759	92,210	101,969	25,154	1989	3/31/2003	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	105,000	11,138	175,629	186,767	7,614	11,138	183,243	194,381	46,382	2000	5/1/2003	0	-	40
AON CENTER	Chicago, IL	100%	225,000	23,267	472,488	495,755	125,542	23,966	597,331	621,297	143,225	1972	5/9/2003	0	-	40
AUBURN HILLS CORPORATE CENTER	Auburn Hills, MI	100%	None	1,978	16,570	18,548	(8,159)	1,591	8,798	10,389	3,763	2001	5/9/2003	0	-	40
11107 SUNSET HILLS ROAD	Reston, VA	100%	None	2,711	17,890	20,601	1,371	2,711	19,261	21,972	4,901	1985	6/27/2003	0	-	40
11109 SUNSET HILLS ROAD	Reston, VA	100%	None	1,218	8,038	9,256	(2,338)	1,218	5,700	6,918	1,490	1984	6/27/2003	0	-	40
9211 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,019	21,984	25,003	(4,844)	2,960	17,199	20,159	4,186	1989	7/30/2003	0	-	40
9221 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,019	21,984	25,003	(4,822)	2,960	17,221	20,181	4,194	1989	7/30/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(22,036)	6,662	46,995	53,657	11,536	2000	8/1/2003	0	-	40
200 BRIDGEWATER CROSSING (c)	Bridgewater, NJ	100%	40,200	8,182	84,160	92,342	(17,783)	8,328	66,231	74,559	14,672	2002	8/14/2003	0	-	40
1055 EAST COLORADO BOULEVARD	Pasadena, CA	100%	29,200	6,495	30,265	36,760	(8,338)	6,495	21,927	28,422	5,494	2001	8/22/2003	0	-	40
FAIRWAY CENTER II (c)	Brea, CA	100%	10,700	7,110	15,600	22,710	(2,298)	7,110	13,302	20,412	3,003	2002	8/29/2003	0	-	40
COPPER RIDGE CENTER	Lyndhurst, NJ	100%	None	6,974	38,714	45,688	(5,675)	6,974	33,039	40,013	8,408	1989	9/5/2003	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2012
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (f)
1901 MAIN STREET	Irvine, CA	100%	None	6,246	36,455	42,701	(5,019)	6,246	31,436	37,682	8,681	2001	9/17/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	(1,856)	22,146	47,884	70,030	11,467	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	45,000	13,636	70,918	84,554	5,098	13,636	76,016	89,652	21,922	1998	11/19/2003	0	-	40
1225 EYE STREET (d)	Washington, DC	50%	57,600	21,959	47,602	69,561	(2,559)	21,959	45,043	67,002	11,262	1986	11/19/2003	0	-	40
1201 EYE STREET (e)	Washington, DC	50%	82,400	31,985	63,139	95,124	(3,133)	31,985	60,006	91,991	13,985	2001	11/19/2003	0	-	40
1901 MARKET STREET	Philadelphia, PA	100%	None	13,584	166,683	180,267	137	20,829	159,575	180,404	44,068	1987	12/18/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	(5,994)	60,708	134,806	195,514	33,533	1962	12/31/2003	0	-	40
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	1,988	4,365	37,654	42,019	13,114	1873	1/8/2004	0	-	40
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(3,814)	7,113	60,987	68,100	23,204	1991	2/26/2004	0	-	40
600 CORPORATE DRIVE	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	4,561	2005	3/16/2004	0	-	40
1075 WEST ENTRANCE DRIVE	Auburn Hills, MI	100%	None	5,200	22,957	28,157	(313)	5,207	22,637	27,844	4,694	2001	7/7/2004	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	(5,363)	11,791	64,251	76,042	12,864	1987	12/9/2004	0	-	40
9200 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,730	16,608	20,338	(1,624)	3,882	14,832	18,714	2,987	1982	12/29/2004	0	-	40
400 BRIDGEWATER CROSSING (c)	Bridgewater, NJ	100%	29,300	10,400	71,052	81,452	(8,218)	10,400	62,834	73,234	15,093	2002	2/17/2006	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	17,500	3,912	18,830	22,742	(2,279)	2,543	17,920	20,463	6,527	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	25,025	4,496	29,881	34,377	(7,083)	2,543	24,751	27,294	4,591	1998	8/31/2006	0	-	40
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	1,667	4,370	72,299	76,669	16,258	1991	12/7/2006	0	-	40
2300 CABOT DRIVE	Lisle, IL	100%	None	4,390	19,549	23,939	(2,849)	4,390	16,700	21,090	4,640	1998	5/10/2007	0	-	40
PIEDMONT POINTE I	Bethesda, MD	100%	None	11,200	58,606	69,806	7,339	11,200	65,945	77,145	8,407	2007	11/13/2007	0	-	40
PIEDMONT POINTE II	Bethesda, MD	100%	None	13,300	70,618	83,918	6,279	13,300	76,897	90,197	8,670	2008	6/25/2008	0	-	40
SUWANEE GATEWAY ONE	Suwanee, GA	100%	None	1,000	6,875	7,875	78	1,000	6,953	7,953	405	2008	9/28/2010	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	(1)	2,919	24,397	27,316	1,550	1997	10/1/2010	0	-	40
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	99	2,661	25,841	28,502	1,824	1998	10/1/2010	0	-	40
1200 ENCLAVE PARKWAY	Houston, TX	100%	None	3,460	15,047	18,507	6,189	3,460	21,236	24,696	949	1999	3/30/2011	0	-	40
500 W. MONROE	Chicago, IL	100%	140,000	36,990	185,113	222,103	(20,929)	36,990	164,184	201,174	8,565	1991	3/31/2011	0	-	40
THE DUPREE	Atlanta, GA	100%	None	4,080	14,310	18,390	55	4,080	14,365	18,445	1,067	1997	4/29/2011	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	728	1,780	12,238	14,018	777	2008	6/7/2011	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2012
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (f)
225 PRESIDENTIAL WAY	Boston, MA	100%	None	3,626	36,916	40,542	(764)	3,612	36,166	39,778	2,038	2000	9/13/2011	0	-	40
235 PRESIDENTIAL WAY	Boston, MA	100%	None	4,154	44,048	48,202	(911)	4,138	43,153	47,291	2,421	2001	9/13/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	580	2,570	21,135	23,705	1,029	2008	11/10/2011	0	-	40
PIEDMONT POWER, LLC (g)	Bridgewater, NJ	100%	None	—	79	79	3,079	—	3,158	3,158	—	N/A	12/20/2011	0	-	40
UNDEVELOPED LAND PARCELS (b)	Various	100%	None	6,021	427	6,448	2,987	9,435	—	9,435	—	N/A	Various			N/A
Total—Consolidated REIT Properties				$599,677	$3,834,947	$4,434,624	$130,001	$629,536	$3,935,093	$4,564,629	$951,897

				Initial Cost				Gross Amount at Which Carried at December 31, 2012
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (f)
20/20	Leawood, KS	57%	None	1,696	7,851	9,547	(1,259)	1,767	6,521	8,288	3,906	1992	7/2/1999	0	-	40
4685 INVESTMENT DRIVE	Troy, MI	55%	None	2,144	9,984	12,128	2,902	2,233	12,797	15,030	6,029	2000	5/10/2000	0	-	40
5301 MARYLAND WAY	Brentwood, TN	55%	None	4,300	20,702	25,002	1,360	4,479	21,883	26,362	7,242	1989	5/15/2001	0	-	40
8560 UPLAND DRIVE	Parker, CO	72%	None	1,954	11,216	13,170	1,084	2,048	12,206	14,254	3,612	2001	12/21/2001	0	-	40
TWO PARK CENTER	Hoffman Estates, IL	72%	None	600	22,682	23,282	(2,941)	624	19,717	20,341	5,082	1999	9/19/2003	0	-	40
Total – Unconsolidated JV Properties				$10,694	$72,435	$83,129	$1,146	$11,151	$73,124	$84,275	$25,871
Total – All Properties				$610,371	$3,907,382	$4,517,753	$131,147	$640,687	$4,008,217	$4,648,904	$977,768

(a)	Property is owned subject to a long-term ground lease.

(b)	Undeveloped Land Parcels are not included in Piedmont’s total building count.

(c)	These properties collateralize the $350 Million Secured Pooled Facility.

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

(g)	Represents solar panels at the 400 Bridgewater Crossing building, which are not included in Piedmont’s total building count.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2012
(dollars in thousands)

	2012	2011	2010
Real Estate:
Balance at the beginning of the year	$4,699,311	$4,666,188	$4,681,313
Additions to/improvements of real estate	108,131	440,141	105,282
Assets disposed	(77,768)	(361,397)	(72,586)
Assets impaired	—	—	(8,489)	(2)
Write-offs of intangible assets(1)	(73,632)	(35,916)	—
Write-offs of fully depreciated/amortized assets	(7,138)	(9,705)	(39,332)
Balance at the end of the year	$4,648,904	$4,699,311	$4,666,188
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$935,716	$918,578	$840,545
Depreciation and amortization expense	139,196	147,440	131,000
Assets disposed	(16,374)	(84,681)	(13,519)
Write-offs of intangible assets(1)	(73,632)	(35,916)	—
Write-offs of fully depreciated/amortized assets	(7,138)	(9,705)	(39,448)
Balance at the end of the year	$977,768	$935,716	$918,578

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.

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