Form 10-Q
period 2013-03-31
Piedmont Office Realty Trust, Inc.
filed 2013-05-02
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of May 1, 2013:
167,657,536 shares

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

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Availability of financing and our lending banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	We may be subject to litigation, which could have a material adverse effect on our financial condition;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code (the “Code”); and

•	Other factors, including the risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
The information presented in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with U.S. generally accepted accounting principles.
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2012. Piedmont’s results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$666,479	$626,076
Buildings and improvements, less accumulated depreciation of $902,978 and $883,008 as of March 31, 2013 and December 31, 2012, respectively	3,059,317	2,887,791
Intangible lease assets, less accumulated amortization of $67,333 and $67,940 as of March 31, 2013 and December 31, 2012, respectively	70,752	54,745
Construction in progress	29,487	20,373
Real estate assets held for sale, net	24,954	23,747
Total real estate assets	3,850,989	3,612,732
Investments in unconsolidated joint ventures	37,835	37,226
Cash and cash equivalents	17,575	12,957
Tenant receivables, net of allowance for doubtful accounts of $375 and $346 as of March 31, 2013 and December 31, 2012, respectively	153,697	145,148
Due from unconsolidated joint ventures	458	463
Restricted cash and escrows	683	334
Prepaid expenses and other assets	12,724	13,022
Goodwill	180,097	180,097
Interest rate swap	1,712	1,075
Deferred financing costs, less accumulated amortization of $11,048 and $10,479 as of March 31, 2013 and December 31, 2012, respectively	5,908	6,454
Deferred lease costs, less accumulated amortization of $118,673 and $112,289 as of March 31, 2013 and December 31, 2012, respectively	271,337	240,140
Other assets held for sale, net	5,646	5,227
Total assets	$4,538,661	$4,254,875
Liabilities:
Line of credit and notes payable	$1,699,525	$1,416,525
Accounts payable, accrued expenses, and accrued capital expenditures	139,273	127,263
Deferred income	23,585	21,552
Intangible lease liabilities, less accumulated amortization of $40,744 and $40,931 as of March 31, 2013 and December 31, 2012, respectively	45,215	40,805
Interest rate swaps	8,443	8,235
Total liabilities	1,916,041	1,614,380
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2013 or December 31, 2012	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2013 or December 31, 2012	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 167,555,401 and 167,556,001 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	1,676	1,676
Additional paid-in capital	3,667,614	3,667,051
Cumulative distributions in excess of earnings	(1,041,552)	(1,022,681)
Other comprehensive loss	(6,731)	(7,160)
Piedmont stockholders’ equity	2,621,007	2,638,886
Noncontrolling interest	1,613	1,609
Total stockholders’ equity	2,622,620	2,640,495
Total liabilities and stockholders’ equity	$4,538,661	$4,254,875
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$108,021	$103,875
Tenant reimbursements	25,652	26,513
Property management fee revenue	631	574
Other rental income	—	124
	134,304	131,086
Expenses:
Property operating costs	52,892	51,691
Depreciation	29,420	26,852
Amortization	9,117	12,614
General and administrative	4,549	5,257
	95,978	96,414
Real estate operating income	38,326	34,672
Other income (expense):
Interest expense	(16,373)	(16,537)
Interest and other income (expense)	(1,277)	97
Net casualty loss	(161)	—
Equity in income of unconsolidated joint ventures	395	170
	(17,416)	(16,270)
Income from continuing operations	20,910	18,402
Discontinued operations:
Operating income	147	999
Impairment loss	(6,402)	—
Gain on sale of real estate assets	—	17,830
Income/(loss) from discontinued operations	(6,255)	18,829
Net income	14,655	37,231
Less: Net income attributable to noncontrolling interest	(4)	(4)
Net income attributable to Piedmont	$14,651	$37,227
Per share information – basic and diluted:
Income from continuing operations	$0.13	$0.11
Income/(loss) from discontinued operations	(0.04)	0.11
Net income available to common stockholders	$0.09	$0.22
Weighted-average common shares outstanding – basic	167,555,407	172,629,748
Weighted-average common shares outstanding – diluted	167,810,319	172,873,930
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2013		2012

Net income attributable to Piedmont		$14,651		$37,227
Other comprehensive income/(loss):
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges (See Note 6)	(340)		(748)
Less: Reclassification of previously recorded loss included in net income (See Note 6)	769		733
Other comprehensive income/(loss)		429		(15)
Comprehensive income attributable to Piedmont		$15,080		$37,212

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2011	172,630	$1,726	$3,663,662	$(891,032)	$(2,537)	$1,609	$2,773,428
Share repurchases as part of an announced program	(5,255)	(52)	—	(88,685)	—	—	(88,737)
Offering costs associated with the issuance of common stock	—	—	567	—	—	—	567
Dividends to common stockholders ($0.80 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(195)	(136,168)	—	(15)	(136,378)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	181	2	3,017	—	—	—	3,019
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	93,204	—	—	93,204
Other comprehensive loss	—	—	—	—	(4,623)	—	(4,623)
Balance, December 31, 2012	167,556	1,676	3,667,051	(1,022,681)	(7,160)	1,609	2,640,495
Share repurchases as part of an announced program	(1)	—	—	(11)	—	—	(11)
Dividends to common stockholders ($0.20 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(59)	(33,511)	—	—	(33,570)
Amortization of unvested shares granted under the 2007 Omnibus Incentive Plan	—	—	622	—	—	—	622
Net income attributable to noncontrolling interest	—	—	—	—	—	4	4
Net income attributable to Piedmont	—	—	—	14,651	—	—	14,651
Other comprehensive income	—	—	—	—	429	—	429
Balance, March 31, 2013	167,555	$1,676	$3,667,614	$(1,041,552)	$(6,731)	$1,613	$2,622,620

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$14,655	$37,231
Operating distributions received from unconsolidated joint ventures	463	788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,684	27,606
Amortization of deferred financing costs	594	803
Other amortization	9,516	12,485
Impairment loss on real estate assets	6,402	—
Stock compensation expense	594	334
Equity in income of unconsolidated joint ventures	(395)	(170)
Gain on sale of real estate assets, net	—	(17,832)
Changes in assets and liabilities:
Increase in tenant receivables, net	(9,685)	(3,216)
Decrease/(increase) in restricted cash and escrows	9	(16,069)
Decrease/(increase) in prepaid expenses and other assets	250	(2,659)
Decrease in accounts payable and accrued expenses	(11,122)	(6,101)
Increase in deferred income	2,033	4,709
Net cash provided by operating activities	42,998	37,909
Cash Flows from Investing Activities:
Investments in real estate assets and related intangibles	(281,613)	(13,075)
Net sales proceeds from wholly-owned properties	3,403	24,839
Investments in unconsolidated joint ventures	(672)	—
Deferred lease costs paid	(8,870)	(5,874)
Net cash (used in)/provided by investing activities	(287,752)	5,890
Cash Flows from Financing Activities:
Deferred financing costs paid	(47)	(12)
Proceeds from line of credit and notes payable	294,000	49,000
Repayments of line of credit and notes payable	(11,000)	(169,000)
Costs of issuance of common stock	—	(229)
Share repurchases as part of an announced program	(11)	—
Dividends paid and discount on dividend reinvestments	(33,570)	(34,569)
Net cash provided by/(used in) financing activities	249,372	(154,810)
Net increase/(decrease) in cash and cash equivalents	4,618	(111,011)
Cash and cash equivalents, beginning of period	12,957	139,690
Cash and cash equivalents, end of period	$17,575	$28,679

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Accrued capital expenditures and deferred lease costs	$31,071	$4,410

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

As of March 31, 2013, Piedmont owned interests in 75 consolidated office properties, plus five buildings owned through unconsolidated joint ventures. Our 75 consolidated office properties are located in 17 metropolitan areas across the United States. These office properties comprise approximately 20.9 million square feet of primarily Class A commercial office space, and were approximately 86.0% leased as of March 31, 2013.

2.Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results and certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to the required presentation of income from discontinued operations for properties sold and properties held for sale during the quarter ended March 31, 2013 and during the year ended December 31, 2012, respectively. Please refer to Note 10 for further details. None of these reclassifications affect net income attributable to Piedmont as presented in previous periods. Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity of which Piedmont or any of its wholly-owned subsidiaries is considered the primary beneficiary, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

3.Acquisitions
During the quarter ended March 31, 2013, Piedmont acquired the following properties:

Property	Metropolitan Statistical Area	Date of Acquisition	Rentable Square Feet	Percentage Leased as of Acquisition	Purchase Price (in millions)
Arlington Gateway	Washington, D.C.	March 4, 2013	333,948	99%	$175.6
5 & 15 Wayside Road	Boston, MA	March 22, 2013	271,434	95%	$69.3

4.	Tenant Receivables

Tenant receivables as of March 31, 2013 and December 31, 2012, respectively, were comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Tenant receivables, net of allowance for doubtful accounts of $375 and $346 as of March 31, 2013 and December 31, 2012, respectively	$29,237	$25,038
Cumulative rental revenue recognized on a straight-line basis in excess of cash received in accordance with lease terms	124,460	120,110
Tenant receivables, net	$153,697	$145,148

5.Line of Credit and Notes Payable
During the three months ended March 31, 2013, Piedmont incurred net borrowings of approximately $283.0 million on its $500 Million Unsecured Line of Credit. Piedmont also made interest payments on all debt facilities, including interest rate swap cash settlements related to certain of its debt facilities, totaling approximately $15.7 million and $15.8 million for the three months ended March 31, 2013 and 2012, respectively.

See Note 8 for a description of Piedmont’s estimated fair value of debt as of March 31, 2013.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2013 and December 31, 2012 (in thousands):

Facility	Collateral	Rate(1)		Maturity	Amount Outstanding as of
					March 31, 2013	December 31, 2012
Secured (Fixed)
$200.0 Million Mortgage Note	Aon Center	4.87%		5/1/2014	$200,000	$200,000
$25.0 Million Mortgage Note	Aon Center	5.70%		5/1/2014	25,000	25,000
$350.0 Million Secured Pooled Facility	Nine Property Collateralized Pool (2)	4.84%		6/7/2014	350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015	105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool (3)	5.50%		4/1/2016	125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016	42,525	42,525
$140.0 Million WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017	140,000	140,000
Subtotal/Weighted Average (4)		5.17%			987,525	987,525
Unsecured (Variable)
$300 Million Unsecured Term Loan		LIBOR + 1.45%	(5)	11/22/2016	300,000	300,000
$500 Million Unsecured Line of Credit		1.39%	(6)	8/19/2016	412,000	129,000
Subtotal/Weighted Average (4)		1.93%			712,000	429,000
Total/ Weighted Average (4)		3.81%			$1,699,525	$1,416,525

(1)	All of Piedmont’s outstanding debt as of March 31, 2013 and December 31, 2012 is interest-only debt.

(2)
Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(3)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(4)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of March 31, 2013.

(5)
The $300 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.69%.

(6)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.175% as of March 31, 2013) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of March 31, 2013 consisted of 30-day LIBOR draws at 0.21% (subject to the additional spread mentioned above).

6.Derivative Instruments
Risk Management Objective of Using Derivatives

In addition to operational risks which arise in the normal course of business, Piedmont is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, Piedmont has entered into derivative financial instruments such as interest rate swap agreements and other similar agreements to manage interest rate risk exposure arising from current or future variable rate debt transactions. Interest rate swap agreements involve the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Piedmont’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three months ended March 31, 2013, Piedmont used interest rate swap agreements to hedge the variable cash flows associated with its $300 Million Unsecured Term Loan.

Additionally, during the three months ended March 31, 2013, Piedmont entered into a forward starting swap with a total notional value of $70 million to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of long-term debt. Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 131 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments). As of March 31, 2013, $140 million has been hedged associated with Piedmont's potential incurrence of long-term debt.

A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2013 is as follows:

Interest Rate Derivative	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swap	$125	11/22/2011	11/22/2016
Interest rate swap	75	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Interest rate swap	70	3/3/2014	3/3/2024
Interest rate swap	70	3/3/2014	3/3/2024
Total	$440

Piedmont has elected to present its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap asset and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2013 and December 31, 2012, respectively, is as follows:

Interest rate swaps classified as:	March 31, 2013	December 31, 2012
Gross derivative assets	$1,712	$1,075
Gross derivative liabilities	(8,443)	(8,235)
Net derivative asset/(liability)	$(6,731)	$(7,160)

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the fair value of these derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income ("OCI") and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of Piedmont's interest rate derivatives that was recorded in the accompanying consolidated statements of income for the three months ended March 31, 2013 and 2012, respectively, is follows:

	Three Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	March 31, 2013	March 31, 2012
Amount of loss recognized in OCI on derivative	$340	$748
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(769)	$(733)

Piedmont estimates that approximately $3.2 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three months ended March 31, 2013 or 2012.

Additionally, see Note 8 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $8.7 million. Additionally, Piedmont does have rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

7.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.
A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of March 31, 2013 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of March 31, 2013	Net Carrying Amount as of December 31, 2012	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(5.4)	$(5.7)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$0.6	$(0.1)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$208.4	$194.0
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Suwanee Gateway One, LLC	100%	Suwanee Gateway One	Consolidated	$7.5	$7.6
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Medici Atlanta, LLC	100%	The Medici	Consolidated	$14.3	$13.7
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

400 TownPark, LLC	100%	400 TownPark	Consolidated	$23.2	$23.5
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

8.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, accounts receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	2013			2012
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$17,575	$17,575	Level 1	$12,957	$12,957	Level 1
Tenant receivables, net(1)	$156,367	$156,367	Level 1	$147,337	$147,337	Level 1
Restricted cash and escrows(1)	$683	$683	Level 1	$334	$334	Level 1
Interest rate swap asset	$1,712	$1,712	Level 2	$1,075	$1,075	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$21,103	$21,103	Level 1	$23,113	$23,113	Level 1
Interest rate swap liability	$8,443	$8,443	Level 2	$8,235	$8,235	Level 2
Line of credit and notes payable	$1,699,525	$1,750,284	Level 2	$1,416,525	$1,470,002	Level 2

(1)	For the periods presented, the carrying value approximates estimated fair value due to its short-term maturity.

Piedmont's line of credit and notes payable were carried at book value as of March 31, 2013 and December 31, 2012; however, Piedmont's estimate of their fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its line of credit and notes payable.

Piedmont’s interest rate swap agreements discussed in Note 6 above are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at fair value as of March 31, 2013 and December 31, 2012. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2013 and December 31, 2012, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

9.Commitments and Contingencies

Commitments Under Existing Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two classes: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of March 31, 2013, Piedmont anticipates funding potential non-incremental capital expenditures for tenant improvements of approximately $98.5 million related to its existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next several years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of March 31, 2013, commitments for incremental capital expenditures associated with new leases, primarily at value-add properties, totaled approximately $42.3 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded no significant reserves as additional expense related to such tenant audits/disputes during the three months ended March 31, 2013 or 2012, respectively.

Letters of Credit

As of March 31, 2013, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Line of Credit:

Amount	Expiration of Letter of Credit (1)
$10,000,000	July 2013
$9,033,164	July 2013
$382,556	July 2013

(1)	These letter of credit agreements automatically renew for consecutive, one-year periods each anniversary, subject to the satisfaction of the credit obligation and certain other limitations.
Agreements to Resolve Legal Actions

Piedmont and certain of its current and former officers and directors were party to two separate securities class action lawsuits which challenged various disclosures made in connection with Piedmont's April 2007 internalization transaction in one case and a response to a May 2007 tender offer for Piedmont's shares and an October 2007 proxy statement seeking approval of amendments to Piedmont's charter in the other case. (Please refer to Part II. Item 1. “Legal Proceedings” for a complete description of the chronology of the two lawsuits). During the year ended December 31, 2012, after receiving favorable rulings including the dismissal of all claims in both cases, Piedmont reached agreement in principle to settle both lawsuits, thus avoiding additional legal expense associated with any further appeals by the plaintiffs. As a result, during the year ended December 31, 2012, Piedmont recorded a $7.5 million litigation settlement charge. Following notice to the classes, the settlements were granted final approval by the court on April 18, 2013. The time period for appealing the final approval expires May 20, 2013, at which time the cases will be fully and finally concluded except for administration of the settlement. Until the appeals period expires, the possibility of further financial loss does exist; however, management has concluded that such risk of loss is remote.

10.Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations (in thousands):

Building(s) Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
Portland Portfolio(1)	Beaverton, Oregon	March 19, 2012	$17,823	$43,832
26200 Enterprise Way	Lake Forest, California	May 31, 2012	$10,013	$24,412
110 & 112 Hidden Lake Circle Buildings	Duncan, South Carolina	September 21, 2012	$(259)	$25,595
1111 Durham Avenue	South Plainfield, New Jersey	March 28, 2013	$—	$3,403
1200 Enclave Parkway(2)	Houston, Texas	Held for Sale(2)	N/A	N/A

(1)
The Portland Portfolio consisted of four office properties known as the Deschutes building, the Rhein building, the Rogue building, and the Willamette building, as well as 18.19 acres of adjoining, undeveloped land.

(2)
On March 22, 2013, Piedmont entered into a binding agreement to sell the 1200 Enclave Parkway building with an expected close of May 2013, and in accordance with GAAP, Piedmont reclassified the building from real estate assets held-for-use to real estate assets held-for-sale on its consolidated balance sheet as of March 31, 2013. As such, Piedmont reclassified the operational results of the property as income from discontinued operations for prior periods to conform with current period presentation.

Sale of 1111 Durham Avenue building

In accordance with GAAP during the quarter ended March 31, 2013, Piedmont re-classified the 1111 Durham Avenue building in South Plainfield, New Jersey from real estate assets held-for-use (at cost) to real estate assets held for sale (at estimated fair value) and recorded an impairment charge of $6.4 million, which represents the difference in carrying value of the asset at the time the asset met the held for sale criteria. The fair value measurement used in the evaluation of this non-financial asset is considered to be a Level 1 valuation within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the asset. After assessing the age of the building (constructed in 1975) and leasing prospects, Piedmont determined that the sales price should appropriately represent the land value of the asset. As a result, Piedmont disposed of the 1111 Durham Avenue building for a gross sale price of approximately $4.0 million, exclusive of closing costs. The transaction closed on March 28, 2013.

Assets Held-for-Sale

The details comprising assets held for sale, consisting solely of the 1200 Enclave Parkway building, are presented below (in thousands):

	March 31, 2013	December 31, 2012
Real estate assets held for sale, net:
Land	$3,460	$3,460
Building and improvements, less accumulated depreciation of $1,155 and $949 as of March 31, 2013 and December 31, 2012, respectively	21,136	20,287
Construction in progress	358	—
Total real estate assets held for sale, net	$24,954	$23,747

Other assets held for sale:
Straight-line rent	$2,670	$2,189
Deferred lease costs, less accumulated amortization of $268 and $207 as of March 31, 2013 and December 31, 2012, respectively	2,976	3,038
Total other assets held for sale, net	$5,646	$5,227

Income/(loss) from Discontinued Operations

The details comprising income/(loss) from discontinued operations are presented below (in thousands):

	March 31,
	2013	2012
Revenues:
Rental income	$962	$2,680
Tenant reimbursements	247	459
Property management fee revenue	—	—
Other rental income	—	—
	1,209	3,139
Expenses:
Property operating costs	749	1,197
Depreciation	264	754
Amortization of deferred leasing costs	61	186
General and administrative expenses	—	3
	1,074	2,140
Other income (expense):
Interest expense	—	—
Interest and other income	12	—
Net income attributable to noncontrolling interest	—	—
	12	—

Operating income, excluding gain/(loss) on sale	147	999
Impairment loss	(6,402)	—
Gain/(loss) on sale of real estate assets	—	17,830
Income/(loss) from discontinued operations	$(6,255)	$18,829

11.Stock Based Compensation
Deferred Stock Awards

Piedmont has granted deferred stock awards in the form of restricted stock to its employees. The awards are determined by the Compensation Committee of the board of directors of Piedmont on an annual basis and typically vest over a three-year period beginning on the grant date. In addition, Piedmont has adopted a multi-year performance share program for certain of its employees. Restricted shares are earned based on the relative performance of Piedmont's total stockholder return as compared with a predetermined peer group's total stockholder return over a three-year period. Typically, shares are not awarded until after the end of the third year in the performance period and vest immediately upon award; however, the inaugural performance share program, which covers the fiscal 2010-2012 performance period, contains three interim performance periods whereby shares may be awarded.

A rollforward of Piedmont's deferred stock award activity for the three months ended March 31, 2013 is as follows:

	Unvested Deferred Stock Awards as of January 1, 2013	Deferred Stock Awards Granted During Three Months Ended March 31, 2013	Adjustment to Estimated Future Grants of Performance Share Awards During Three Months Ended March 31, 2013	Deferred Stock Awards Vested During Three Months Ended March 31, 2013	Deferred Stock Awards Forfeited During Three Months Ended March 31, 2013	Unvested Deferred Stock Awards as of March 31, 2013
Shares	318,893	—	50,155	—	(456)	368,592
Weighted-Average Grant Date Fair Value (per share)	$18.41	$—	$18.27	$—	$17.60	$18.39

A detail of Piedmont’s outstanding employee deferred stock awards as of March 31, 2013 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares as of March 31, 2013
May 11, 2010	Fiscal Year 2010-2012 Performance Share Program	56,875	(2)	$28.44	Shares vest immediately upon determination of award in 2013.	5,266	(3)
May 24, 2010	Annual Deferred Stock Award	161,148		$18.71	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	52,964
May 24, 2010	One-Time Special Deferred Stock Award in Recognition of Piedmont's Initial Public Offering	40,085		$18.71	Of the shares granted, 33.33% vested or will vest on May 24, 2011, 2012, and 2013, respectively.	17,457
April 5, 2011	Annual Deferred Stock Award	128,986		$19.40	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 5, 2012, 2013, and 2014, respectively.	74,470
April 5, 2011	Fiscal Year 2011-2013 Performance Share Program	—		$18.27	Shares awarded, if any, will vest immediately upon determination of award in 2014.	50,155	(4)
April 4, 2012	Annual Deferred Stock Award	209,876		$17.49	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 4, 2013, 2014, and 2015, respectively.	168,280
April 4, 2012	Fiscal Year 2012-2014 Performance Share Program	—		$17.42	Shares awarded, if any, will vest immediately upon determination of award in 2015.	—	(4)
Total						368,592

(1)	Amounts reflect the total grant, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2013.

(2)	Represents net shares granted as of the end of the second interim performance period ended December 31, 2011.

(3)	Calculated based on Piedmont's cumulative total stockholder return for the respective performance period through December 31, 2012.

(4)
Estimated based on Piedmont's cumulative total stockholder return for the respective performance period through March 31, 2013. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended March 31, 2013 and 2012, respectively, Piedmont recognized approximately $0.6 million and $0.3 million of compensation expense related to stock awards, all of which related to the amortization of nonvested shares. As of March 31, 2013, approximately $1.6 million of unrecognized compensation cost related to nonvested, annual deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
Weighted-average common shares – basic	167,555	172,630
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	255	244
Weighted-average common shares – diluted	167,810	172,874

13.Other Subsequent Events

Second Quarter Dividend Declaration

On May 2, 2013, the board of directors of Piedmont declared dividends for the second quarter of 2013 in the amount of $0.20 per common share outstanding to stockholders of record as of the close of business on May 31, 2013. Such dividends are to be paid on June 21, 2013.

Sale of the 1200 Enclave Building

On May 1, 2013, Piedmont closed on the sale of the 1200 Enclave Parkway building in Houston, Texas, for approximately $48.8 million with an unrelated, third-party purchaser. The building, which was purchased by Piedmont in March 2011, contains approximately 150,000 square feet and is approximately 100% leased. Further, Piedmont was engaged by the purchaser to manage the property for a five-year term at a market-based fee.

Final Approval of Litigation Settlement Agreements

Following notice to the classes, the litigation settlement agreements were granted final approval by the court on April 18, 2013. See Note 9 for further detail.

Additional Interest Rate Derivative Agreements

During April 2013, Piedmont entered into four additional forward starting swaps with a total notional value of $390 million to hedge the risk of changes in the interest-related cash flows associated with the potential incurrence of long-term debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our wholly-owned properties, distributions from our joint ventures, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured Line of Credit as our primary sources of immediate liquidity. Depending on the timing and volume of our property acquisition and disposition activities and debt maturities, we may also seek other financing opportunities (such as issuance of additional equity or debt securities or additional borrowings from third-party lenders) afforded to us based on our relatively low leverage and quality asset base as additional sources of capital; however, the availability and attractiveness of terms for these sources of capital is highly dependent on market conditions. As of the time of this filing, we had $422.0 million outstanding under our $500 Million Unsecured Line of Credit. As a result, we had approximately $58.6 million under this facility available for future borrowing (approximately $19.4 million of capacity is reserved as security for outstanding letters of credit required by various third parties).

We estimate that our most consistent use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at our discretion at any of our various properties and (ii) tenant improvement allowances and leasing commissions that we have committed to as part of executed leases with our tenants. Due to the high lease rollover that we have experienced over the last several years, the majority of our expected capital expenditures relate to leasing commissions and tenant improvement allowances as we complete tenant build outs in preparation for the commencement of recently executed leases. During the year ended December 31, 2012 and the three months ended March 31, 2013, we incurred obligations totaling approximately $5.39 and $2.91 per square foot per year of lease term, respectively, for such capital expenditures. As of March 31, 2013, unrecorded contractual obligations for non-incremental tenant improvements related to our existing lease portfolio totaled $98.5 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we would anticipate that the majority of this amount would be requested over the next 24-36 months as certain significant leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures associated with new leases, primarily at value-add properties, total approximately $42.3 million.

We also anticipate incurring market-based concession packages, typically consisting of the tenant allowances described above and/or rent abatement periods, and paying broker commissions in conjunction with the commencement of recently executed leases. In addition, we anticipate continuing to grant such concession packages as we negotiate future leases. Given our average lease size of between 35,000 and 40,000 square feet, some of the concession packages that we grant can result in significant capital outlays. In particular, during 2013 there are three blocks of space in excess of 200,000 square feet in our Washington, D.C portfolio that will become subject to re-leasing negotiations, and we may grant similar concession packages to secure new, or renew existing, tenants for those buildings. Both the timing and magnitude of these amounts have yet to be determined and are highly dependent on competitive market conditions at the time of lease negotiations.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. During the three months ended March 31, 2013, we acquired two properties, Arlington Gateway in the Washington, D.C. market and 5 & 15 Wayside Road in the Boston, Massachusetts market. Both purchases were funded using our $500 Million Unsecured Line of Credit and resulted in a combined draw of approximately $247.0 million. Further, our board of directors has authorized a repurchase program for our common stock for use when we believe that our stock is trading at a meaningful discount to what we believe the fair value of our assets to be. From the initial authorization in November 2011 through March 31, 2013, we have expended approximately $92.0 million under the stock repurchase program (including transactions fees) and may continue to make additional purchases as market conditions warrant. Approximately $208.0 million of authorized capacity remains on the program which could be spent prior to the program's expiration on November 2, 2013.

On a longer term basis, we expect to use capital to repay debt when obligations become due. We currently have no debt maturing in 2013; however, as mentioned above, we currently have $422.0 million outstanding on our line of credit primarily as the result of our recent property acquisitions and we have $575 million of secured debt maturing in 2014. Subject to our assessment of market conditions, we currently anticipate refinancing these amounts with unsecured debt. In anticipation of such an incurrence and considering the recent historically low interest rate environment, we have entered into several forward starting interest rate swaps cumulatively totaling a notional value of $530 million to partially protect the Company against rising interest rates and to lock a portion of the interest rate on any future unsecured debt. Again, subject to our assessment of market conditions, we may enter into additional similar swaps during the next twelve months.

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

Results of Operations

Overview

Our income from continuing operations increased from $0.11 per share for the three months ended March 31, 2012 to $0.13 per share for the three months ended March 31, 2013 primarily due to higher rental income in the current period as a result of new leases commencing in our existing portfolio of properties, as well as leases acquired upon the acquisition in March 2013 of the Arlington Gateway building in Arlington, Virginia.

Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2012

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2013 and 2012, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	March 31, 2013%		March 31, 2012%		$ Increase (Decrease)
Revenue:
Rental income	$108.0		$103.9		$4.1
Tenant reimbursements	25.7		26.5		(0.8)
Property management fee revenue	0.6		0.6		—
Other rental income	—		0.1		(0.1)
Total revenues	134.3	100%	131.1	100%	3.2
Expense:
Property operating costs	52.9	39%	51.7	39%	1.2
Depreciation	29.4	22%	26.9	20%	2.5
Amortization	9.1	7%	12.6	10%	(3.5)
General and administrative expense	4.5	3%	5.3	4%	(0.8)
Real estate operating income	38.4	29%	34.6	27%	3.8
Other income (expense):
Interest expense	(16.4)	(12)%	(16.5)	(13)%	0.1
Interest and other income	(1.3)	(1)%	0.1	—%	(1.4)
Net casualty loss	(0.2)	—%	—	—%	(0.2)
Equity in income of unconsolidated joint ventures	0.4	—%	0.2	—%	0.2
Income from continuing operations	$20.9	16%	$18.4	14%	$2.5
Income/(loss) from discontinued operations	$(6.3)		$18.8		$(25.1)

Continuing Operations

Revenue

Rental income increased from approximately $103.9 million for the three months ended March 31, 2012 to approximately $108.0 million for the three months ended March 31, 2013. Approximately $2.9 million of the increase is attributable to new leases commencing and lease renewals at our Piedmont Pointe II building in Bethesda, Maryland, our Aon Center and 500 W. Monroe buildings in Chicago, Illinois, and our River Corporate Center building in Tempe, Arizona subsequent to January 1, 2012. Properties acquired during the current period, mainly the Arlington Gateway building in Arlington, Virginia, provided an additional $1.2 million of rental income.

Tenant reimbursements decreased from approximately $26.5 million for the three months ended March 31, 2012 to approximately $25.7 million for the three months ended March 31, 2013. The variance is mainly attributable to an approximate $1.0 million reduction in tenant reimbursements as a result of reimbursement abatements granted on a large lease renewal at the 500 W. Monroe building.

Expense

Property operating costs increased approximately $1.2 million for the three months ended March 31, 2013 compared to the same period in the prior year as the result of an increase in property taxes across our portfolio of properties.

Depreciation expense increased approximately $2.5 million for the three months ended March 31, 2013 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2012 which contributed approximately $2.1 million of the increase. The remainder of the increase is due to new properties acquired during the current period.

Amortization expense decreased approximately $3.5 million for the three months ended March 31, 2013 compared to the same period in the prior year. The variance is primarily attributable to reduced amortization expense as a result of lease intangible assets becoming fully amortized at certain of our existing properties subsequent to January 1, 2012. However, this decrease was partially offset by approximately $1.4 million of additional amortization expense related to intangible assets assumed upon the acquisition of the Arlington Gateway building during the current period.

General and administrative expenses decreased approximately $0.8 million for the three months ended March 31, 2013 compared to the same period in the prior year. The decrease is primarily attributable to increased recoveries from our insurance carriers related to our litigation defense, partially offset by the non-recurrence of bad debt recoveries from the prior year.

Other Income (Expense)

Interest and other income decreased approximately $1.4 million for the three months ended March 31, 2013 compared to the same period in the prior year. The decrease reflects approximately $1.2 million of costs associated with the acquisitions of the Arlington Gateway building and the 5 & 15 Wayside Road building during the current period.

Discontinued Operations

In accordance with GAAP, the operations of the Portland Portfolio, the 26200 Enterprise Way building in Lake Forest, California, and the 110 and 112 Hidden Lake Circle buildings in Duncan, South Carolina, the 1111 Durham Avenue building in South Plainfield, New Jersey and the1200 Enclave Parkway building in Houston, Texas (which is held for sale) are classified as discontinued operations for all periods presented. Income from discontinued operations decreased approximately $25.1 million for the three months ended March 31, 2013 compared to the same period in the prior year. The decrease is primarily due to the net gain realized on the sale of the Portland Portfolio in the prior period of approximately $17.8 million. Additionally, we recorded an impairment charge of approximately $6.4 million in the current period to reflect the difference in carrying value of the 1111 Durham Avenue building at the time the asset met the held for sale criteria and its estimated fair value. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

We calculate Core FFO as FFO (calculated as set forth above) exclusive of the net effects of acquisition costs and significant, non-recurring items.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended March 31,
	2013	Per Share (1)	2012	Per Share(1)
Net income attributable to Piedmont	$14,651	$0.09	$37,227	$0.22
Depreciation of real assets (2)	29,886	0.18	27,809	0.16
Amortization of lease-related costs (2)	9,220	0.05	12,840	0.07
Impairment loss	6,402	0.04	—	—
(Gain)/loss on sale - wholly-owned properties	—	—	(17,830)	(0.10)
Funds From Operations	$60,159	$0.36	$60,046	$0.35
Adjustment:
Net casualty loss	161	—	—	—
Acquisition costs	1,244	0.01	(3)	—
Core Funds From Operations	$61,564	$0.37	$60,043	$0.35
Adjustments:
Deferred financing cost amortization	594	—	803	—
Depreciation of non real estate assets	98	—	93	—
Straight-line effects of lease revenue (2)	(4,032)	(0.02)	(1,565)	(0.01)
Stock-based and other non-cash compensation	594	—	334	—
Net effect of amortization of below-market in-place lease intangibles (2)	(1,065)	(0.01)	(1,532)	(0.01)
Acquisition costs	(1,244)	(0.01)	3	—
Non-incremental capital expenditures (3)	(19,920)	(0.12)	(8,066)	(0.05)
Adjusted Funds From Operations	$36,589	$0.22	$50,113	$0.29
Weighted-average shares outstanding – diluted	167,810		172,874

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income (Cash Basis)

Property Net Operating Income ("Property NOI") (cash basis) is a non-GAAP measure which we use to assess our operating results. It is calculated as real estate operating income with the add-back of corporate general and administrative expense, acquisition costs, depreciation and amortization, and impairment losses and the deduction of income and expense associated with lease terminations and income associated with property management performed by Piedmont for other organizations. We present this measure on a cash basis, which eliminates the effects of straight lined rents and fair value lease revenue. The company uses this measure as a proxy for the cash generated by our real estate properties. Same Store Net Operating Income ("Same Store NOI") is another non-GAAP measure very similar to Property NOI, however, Same Store NOI only reflects Property NOI attributable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store NOI excludes amounts attributable to unconsolidated joint venture assets. We believe Same Store NOI is an important measure because it allows us to compare the cash flows generated by our same real estate properties from one period to another. Other REITs may calculate Same Store NOI differently and our calculation should not be compared to that of other REITs.

The following table sets forth our Property NOI (cash basis) and Same Store NOI (cash basis) with a reconciliation to net income attributable to Piedmont (GAAP basis) for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	March 31, 2013	March 31, 2012

Net income attributable to Piedmont	$14,651	$37,227

Net income attributable to noncontrolling interest	4	4
Interest expense	16,373	16,537
Depreciation (1)	29,984	27,902
Amortization (1)	9,220	12,840
Acquisition costs	1,244	(3)
Impairment loss (1)	6,402	—
Net casualty (gain)/loss	161	—
(Gain) / loss on sale of properties (1)	—	(17,830)
General & administrative expenses(1)	4,609	5,318
Management fee revenue	(631)	(574)
Interest and other (income)/expense(1)	21	(94)
Lease termination income	—	(123)
Lease termination expense - straight line rent & acquisition intangibles write-offs	25	99
Straight line rent adjustment(1)	(4,057)	(1,664)
Net effect of amortization of below-market in-place lease intangibles(1)	(1,065)	(1,532)
Property NOI (cash basis)	$76,941	$78,107
Net operating income from:
Acquisitions(2)	(836)	—
Dispositions(3)	166	(1,928)
Unconsolidated joint ventures	(744)	(590)

Same Store NOI (cash basis)	$75,527	$75,589

Change period over period in Same Store NOI	(0.1)%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of the Gavitello Land in Atlanta, GA, purchased on June 28, 2012; Glenridge Highlands III Land in Atlanta, GA purchased on October 15, 2012; Arlington Gateway in Arlington, VA, purchased on March 4, 2013; and 5 & 15 Wayside Road in Burlington, MA, purchased on March 22, 2013.

(3)
Dispositions consist of Deschutes, Rhein, Rogue, Willamette, and Portland Land Parcels in Beaverton, OR, sold on March 19, 2012; 26200 Enterprise Way in Lake Forest, CA, sold on May 31, 2012; 110 and 112 Hidden Lake Circle in Duncan, SC, sold on September 21, 2012; and 1111 Durham Avenue in South Plainfield, NJ, sold on March 28, 2013.

Same store net operating income (on a cash basis) for the three months ended March 31, 2013 of $75.5 million was comparable to the three months ended March 31, 2012, reflecting the expiration of certain significant leases over the previous twelve months, directly offset by the commencement and/or end of abatement periods for other significant leases during that same time period. Although much of the space associated with recently expired leases has been re-leased, many of these replacement leases do not commence until future periods after refurbishment of the space has occurred or, even if the lease has commenced, after any applicable rent abatement period expires. Such items negatively impact Same Store NOI on a cash basis; however, as our executed but not commenced leases begin and rental abatement periods expire, we expect there will be greater Same Store NOI growth than might otherwise be expected based on changes in our overall leased percentage alone. As of March 31, 2013, we had approximately 0.4 million square feet of signed leases that have yet to commence for vacant spaces and an additional 2.0 million square feet of commenced leases that were in some form of abatement.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements consist of our investments in unconsolidated joint ventures and operating lease obligations related to ground leases at certain of our properties. The unconsolidated joint ventures in which we currently invest are prohibited by their governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including capitalization and discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to us. We have determined that other than the impairment charge recognized upon reclassifying the 1111 Durham Avenue building for subsequent disposition of approximately $6.4 million, there has been no impairment in the carrying value of real estate assets owned by us or any of our unconsolidated joint ventures as of March 31, 2013. See Note 10 of our accompanying consolidated financial statements for more detail on the 1111 Durham Avenue building.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of March 31, 2013.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 7 of our accompanying consolidated financial statements for more detail on our VIEs as of March 31, 2013.

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

The changes in fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of March 31, 2013 are designated as cash flow hedges. See Note 6 of our accompanying consolidated financial statements for more detail on our derivative agreements as of March 31, 2013.

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

Contractual Obligations
Our contractual obligations as of March 31, 2013 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Long-term debt(1)	$1,699,525	$—	$680,000	$1,019,525	(2)	$—
Operating lease obligations(3)	77,790	753	1,506	1,506		74,025
Total	$1,777,315	$753	$681,506	$1,021,031		$74,025

(1)
Amounts include principal payments only. We made interest payments, including payments under our interest rate swaps, of approximately $15.7 million during the three months ended March 31, 2013, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

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

(3)
Three properties (the River Corporate Center building in Tempe, Arizona; the 8700 South Price Road building in Tempe, Arizona; and the 2001 NW 64th Street building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of March 31, 2013 are presented above.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 9 of our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements;

•	Contingencies Related to Tenant Audits/Disputes;

•	Letters of Credit; and

•	Agreements to Resolve Legal Actions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of March 31, 2013 was approximately $1.8 billion. Our interest rate swap agreements in place as of March 31, 2013 carried notional amounts totaling $440 million. Of these interest rate swap agreements, the agreements which hedge the cash flows under our $300 Million Unsecured Term Loan have fixed interest rates of 2.69%, exclusive of changes to our credit rating. See Notes 5, 6 and 8 of our accompanying consolidated financial statements for further detail.

As of March 31, 2013, all of our outstanding debt, except for amounts outstanding under our $500 Million Unsecured Line of Credit, is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt subject to fixed or effectively fixed interest rates has an average effective interest rate of approximately 4.59% per annum with expirations ranging from 2014 to 2017. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has a minimal impact on interest incurred or cash flows.

As of March 31, 2013, we had $412.0 million outstanding on our $500 Million Unsecured Line of Credit, which is the only debt facility subject to variable interest rates. Our $500 Million Unsecured Line of Credit currently has a stated rate of LIBOR plus 1.175% per annum or the prime rate, at the our discretion. Draws outstanding as of March 31, 2013 were subject to a blended rate of 1.39% as of March 31, 2013. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on borrowings outstanding as of March 31, 2013 would increase interest expense approximately $4.1 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Assertions of Legal Actions and Settlements

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

Agreements to Resolve Legal Actions

On October 11, 2012, Piedmont reached agreement in principle to settle both of the above lawsuits. Under the terms of the settlement of the first suit, Plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont and its insurer. In the second case, Plaintiffs will dismiss the appeal and release all defendants from liability in exchange for total payment of $2.6 million in cash by Piedmont and its insurer. On December 31, 2012, Plaintiffs filed unopposed motions for preliminary approval of the settlements, which were granted by the Court on January 2, 2013. Pursuant to the terms of the settlements and the Court's orders preliminarily approving the settlements, notice of the lawsuits and proposed settlements was given to the classes. On March 21, 2013, Plaintiffs filed motions for final approval of the settlements and for award of attorneys' fees and expenses. On April 18, 2013, the Court entered an order granting final approval of the settlements, dismissing the lawsuits with prejudice, and awarding attorneys' fees and expenses.

ITEM 1A.	RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter 2013.

(b)	Not applicable.

(c)
During the quarter ended March 31, 2013, Piedmont repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our previously announced stock repurchase program.

Of the 151,866 shares repurchased during the first quarter 2013, 600 shares (at an average price of $17.95 per share) related to repurchases of our common stock pursuant to our previously announced stock repurchase program, and 151,266 shares (at an average price of $19.01 per share) related to shares purchased and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended March 31, 2013 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)(1)
January 1, 2013 to January 31, 2013	1	$17.95	1	$208,008
February 1, 2013 to February 28, 2013	—	$—	—	$208,008
March 1, 2013 to March 31, 2013	151	$19.01	—	$208,008	(1)
Total	152	$19.01	1

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
The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter 2013 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	May 2, 2013	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
FIRST QUARTER 2013
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