Form 10-Q
period 2013-06-30
Piedmont Office Realty Trust, Inc.
filed 2013-08-01
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 31, 2013:
166,382,937 shares

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

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions;

•	Acquisitions of properties may have unknown risks and other liabilities at the time of acquisition;

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	The impact of competition on our efforts to renew existing leases or re-let space on terms similar to existing leases;

•
Changes in the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Chicago, Washington, D.C., and the New York metropolitan area;

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Availability of financing and our lending banks’ ability to honor existing line of credit commitments;

•	We have significant indebtedness and may not be able to meet our debt service obligations;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	We may be subject to litigation, which could have a material adverse effect on our financial condition;

•	Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code (the “Code”); and

•
Other factors, including the risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2012, and the Risk Factors contained in Piedmont's Registration Statement on Form S-4 filed on June 4, 2013.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as the Current Report on Form 8-K containing Exhibit 99.1 filed on June 4, 2013, for the purpose of recasting certain sections of Piedmont's Annual Report on Form 10-K for the year ended December 31, 2012 for dispositions subsequent to December 31, 2012. Piedmont’s results of operations for the six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$666,469	$629,536
Buildings and improvements, less accumulated depreciation of $933,167 and $883,957 as of June 30, 2013 and December 31, 2012, respectively	3,068,654	2,908,078
Intangible lease assets, less accumulated amortization of $69,089 and $67,940 as of June 30, 2013 and December 31, 2012, respectively	66,659	54,745
Construction in progress	19,945	20,373
Total real estate assets	3,821,727	3,612,732
Investments in unconsolidated joint ventures	37,631	37,226
Cash and cash equivalents	10,500	12,957
Tenant receivables, net of allowance for doubtful accounts of $268 and $346 as of June 30, 2013 and December 31, 2012, respectively	28,618	25,038
Straight-line rent receivables	130,591	122,299
Due from unconsolidated joint ventures	472	463
Restricted cash and escrows	392	334
Prepaid expenses and other assets	17,404	13,022
Goodwill	180,097	180,097
Interest rate swaps	19,600	1,075
Deferred financing costs, less accumulated amortization of $11,691 and $10,479 as of June 30, 2013 and December 31, 2012, respectively	8,624	6,454
Deferred lease costs, less accumulated amortization of $126,046 and $112,496 as of June 30, 2013 and December 31, 2012, respectively	267,646	243,178
Total assets	$4,523,302	$4,254,875
Liabilities:
Line of credit and notes payable	$1,709,146	$1,416,525
Accounts payable, accrued expenses, and accrued capital expenditures	118,076	127,263
Deferred income	18,693	21,552
Intangible lease liabilities, less accumulated amortization of $42,488 and $40,931 as of June 30, 2013 and December 31, 2012, respectively	43,410	40,805
Interest rate swaps	4,017	8,235
Total liabilities	1,893,342	1,614,380
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2013 or December 31, 2012	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2013 or December 31, 2012	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 166,681,427 and 167,556,001 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	1,667	1,676
Additional paid-in capital	3,667,973	3,667,051
Cumulative distributions in excess of earnings	(1,057,534)	(1,022,681)
Other comprehensive income/(loss)	16,245	(7,160)
Piedmont stockholders’ equity	2,628,351	2,638,886
Noncontrolling interest	1,609	1,609
Total stockholders’ equity	2,629,960	2,640,495
Total liabilities and stockholders’ equity	$4,523,302	$4,254,875
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$110,005	$104,241	$218,026	$208,241
Tenant reimbursements	24,275	26,785	49,927	53,298
Property management fee revenue	513	626	1,144	1,199
	134,793	131,652	269,097	262,738
Expenses:
Property operating costs	53,009	52,548	105,901	104,238
Depreciation	30,766	27,230	60,186	54,082
Amortization	11,305	11,316	20,422	23,930
General and administrative	6,288	4,864	10,837	10,122
	101,368	95,958	197,346	192,372
Real estate operating income	33,425	35,694	71,751	70,366
Other income (expense):
Interest expense	(18,228)	(15,943)	(34,601)	(32,480)
Interest and other income (expense)	(71)	285	(1,348)	382
Litigation settlement recovery	1,250	—	1,250	—
Net recoveries of casualty loss	2,303	—	2,142	—
Equity in income of unconsolidated joint ventures	163	246	558	416
	(14,583)	(15,412)	(31,999)	(31,682)
Income from continuing operations	18,842	20,282	39,752	38,684
Discontinued operations:
Operating income	262	422	409	1,421
Impairment loss	—	—	(6,402)	—
Gain on sale of real estate assets	16,258	10,008	16,258	27,838
Income from discontinued operations	16,520	10,430	10,265	29,259
Net income	35,362	30,712	50,017	67,943
Less: Net income attributable to noncontrolling interest	(4)	(4)	(8)	(8)
Net income attributable to Piedmont	$35,358	$30,708	$50,009	$67,935
Per share information – basic and diluted:
Income from continuing operations	$0.11	$0.12	$0.24	$0.22
Income from discontinued operations	0.10	0.06	0.06	0.17
Net income available to common stockholders	$0.21	$0.18	$0.30	$0.39
Weighted-average common shares outstanding – basic	167,585,712	172,077,405	167,570,643	172,353,576
Weighted-average common shares outstanding – diluted	167,714,206	172,209,331	167,737,193	172,519,834
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012

Net income attributable to Piedmont		$35,358		$30,708		$50,009		$67,935
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	22,200		(5,124)		21,860		(5,872)
Plus: Reclassification of previously recorded loss included in net income (See Note 5)	776		754		1,545		1,487
Other comprehensive income/(loss)		22,976		(4,370)		23,405		(4,385)
Comprehensive income attributable to Piedmont		$58,334		$26,338		$73,414		$63,550

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2011	172,630	$1,726	$3,663,662	$(891,032)	$(2,537)	$1,609	$2,773,428
Share repurchases as part of an announced program	(5,255)	(52)	—	(88,685)	—	—	(88,737)
Offering costs associated with the issuance of common stock	—	—	567	—	—	—	567
Dividends to common stockholders ($0.80 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(195)	(136,168)	—	(15)	(136,378)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	181	2	3,017	—	—	—	3,019
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	93,204	—	—	93,204
Other comprehensive loss	—	—	—	—	(4,623)	—	(4,623)
Balance, December 31, 2012	167,556	1,676	3,667,051	(1,022,681)	(7,160)	1,609	2,640,495
Share repurchases as part of an announced program	(1,021)	(10)	—	(17,810)	—	—	(17,820)
Dividends to common stockholders ($0.40 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(112)	(67,052)	—	(8)	(67,172)
Offering costs associated with the issuance of common stock	—	—	(25)	—	—	—	(25)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	146	1	1,059	—	—	—	1,060
Net income attributable to noncontrolling interest	—	—	—	—	—	8	8
Net income attributable to Piedmont	—	—	—	50,009	—	—	50,009
Other comprehensive income	—	—	—	—	23,405	—	23,405
Balance, June 30, 2013	166,681	$1,667	$3,667,973	$(1,057,534)	$16,245	$1,609	$2,629,960

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$50,017	$67,943
Operating distributions received from unconsolidated joint ventures	921	1,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,450	55,447
Amortization of deferred financing costs	1,244	1,393
Settlement of forward starting interest rate swaps	672	—
Other amortization	20,864	23,578
Impairment loss on real estate assets	6,402	—
Stock compensation expense	770	623
Equity in income of unconsolidated joint ventures	(558)	(416)
Gain on sale of real estate assets, net	(16,258)	(27,838)
Changes in assets and liabilities:
Increase in tenant receivables, net	(15,953)	(8,255)
Increase in restricted cash and escrows	(58)	(39,007)
(Increase)/decrease in prepaid expenses and other assets	(4,327)	2,604
Decrease in accounts payable and accrued expenses	(12,965)	(5,097)
Decrease in deferred income	(2,859)	(3,654)
Net cash provided by operating activities	88,362	68,557
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(247,499)	(2,500)
Capitalized expenditures, net of accruals	(84,076)	(32,715)
Net sales proceeds from wholly-owned properties	49,326	49,245
Investments in unconsolidated joint ventures	(777)	—
Deferred lease costs paid	(15,014)	(15,236)
Net cash used in investing activities	(298,040)	(1,206)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,343)	(12)
Proceeds from line of credit and notes payable	694,604	142,000
Repayments of line of credit and notes payable	(402,000)	(214,000)
Costs of issuance of common stock	(24)	(229)
Share repurchases as part of an announced program	(14,844)	(38,878)
Dividends paid and discount on dividend reinvestments	(67,172)	(69,053)
Net cash provided by/(used in) financing activities	207,221	(180,172)
Net decrease in cash and cash equivalents	(2,457)	(112,821)
Cash and cash equivalents, beginning of period	12,957	139,690
Cash and cash equivalents, end of period	$10,500	$26,869

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued share repurchases as part of an announced program	$2,976	$4,040
Accrued capital expenditures and deferred lease costs	$9,332	$12,493

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

As of June 30, 2013, Piedmont owned interests in 74 consolidated office properties, plus five buildings owned through unconsolidated joint ventures. Our 74 consolidated office properties are located in 17 metropolitan areas across the United States. These office properties comprise approximately 20.7 million square feet of primarily Class A commercial office space, and were approximately 86.4% leased as of June 30, 2013.

2.Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results and certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to the required presentation of income from discontinued operations for properties sold during the six months ended June 30, 2013 and during the year ended December 31, 2012 (see Note 9), as well as reclassifying other rental income as rental income to be consistent with current period presentation, as further described in "Revenue Recognition" below. None of these reclassifications affect net income attributable to Piedmont as presented in previous periods. Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity of which Piedmont or any of its wholly-owned subsidiaries is considered the primary beneficiary, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as the Current Report on Form 8-K containing Exhibit 99.1 filed on June 4, 2013, for the purpose of recasting certain sections of Piedmont's Annual Report on Form 10-K for the year ended December 31, 2012 for dispositions subsequent to December 31, 2012.

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

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases, including intangible lease origination costs and direct payroll costs incurred related to negotiating and executing specific leases, and are capitalized and amortized on a straight-line basis over the terms of the related underlying leases. The amortization of deferred lease costs and intangibles is recorded as amortization expense in the accompanying consolidated statements of income. Upon receipt of a lease termination notice, Piedmont adjusts any unamortized deferred lease costs to their net realizable value ratably over the revised remaining term of the lease after giving effect to the termination notice. If there is no remaining lease term and no other obligation to provide the tenant space in the property, then any unamortized tenant-specific costs are recognized immediately upon termination.

Revenue Recognition

All leases of real estate assets held by Piedmont are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination revenues are recognized ratably as rental revenue over the revised remaining lease term after giving effect to the termination notice. Contingent rental income recognition is deferred until the specific lease-related targets are achieved.

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
During the six months ended June 30, 2013, Piedmont acquired the following properties:

Property	Metropolitan Statistical Area	Date of Acquisition	Rentable Square Feet	Percentage Leased as of Acquisition	Purchase Price (in millions)
Arlington Gateway	Washington, D.C.	March 4, 2013	333,948	99%	$175.6
5 & 15 Wayside Road	Boston, MA	March 22, 2013	271,434	95%	$69.3

4.Line of Credit and Notes Payable
During the three months ended June 30, 2013, Piedmont, through its wholly owned operating partnership, Piedmont OP, issued $350 million in aggregate principal amount of 3.40% Senior Notes which mature on June 1, 2023 (the “Senior Notes”). The Senior Notes were originally offered in a private offering and subsequently exchanged for notes registered under the Securities Act of 1933, as amended.

Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2013. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Piedmont. Piedmont OP may, at its option, redeem the Senior Notes, in whole or in part, prior to March 1, 2023, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) a “make-whole” amount, plus any unpaid accrued interest. In addition, at any time on or after March 1, 2023, Piedmont OP may, at its option, redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus unpaid accrued interest.

The Senior Notes are subject to certain covenants that, subject to certain exceptions: (a) limit the ability of Piedmont and Piedmont OP to, among other things, incur additional secured and unsecured indebtedness; (b) limit the ability of Piedmont and Piedmont OP to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety; and, (c) require Piedmont to maintain a pool of unencumbered assets. The Senior Notes are also subject to customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.

Upon issuance of the Senior Notes, Piedmont OP received proceeds of approximately $348.6 million, reflecting a discount of approximately $1.4 million which will be amortized as interest expense under the effective interest method over the ten-year term of the Senior Notes. In addition, in conjunction with the issuance, Piedmont settled two forward starting rate swaps, consisting of notional amounts of $220 million and $30 million, respectively. These swaps were settled in Piedmont's favor, resulting in a gain of approximately $0.7 million that will be deferred and amortized as an offset to interest expense over the ten-year term of the Senior Notes. See Note 5 for further detail.

During the three months ended June 30, 2013, Piedmont incurred additional working capital borrowings of $52.0 million and, utilizing the proceeds of the Senior Notes issuance described above as well as other cash on hand, made repayments totaling $391.0 million on its $500 Million Unsecured Line of Credit. Piedmont also made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $16.1 million and $15.6 million for the three months ended June 30, 2013 and 2012, respectively, and $31.8 million and $31.4 million for the six months ended June 30, 2013 and 2012, respectively.

See Note 7 for a description of Piedmont’s estimated fair value of debt as of June 30, 2013.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2013 and December 31, 2012 (in thousands):

Facility	Collateral	Rate(1)		Maturity	Amount Outstanding as of
					June 30, 2013	December 31, 2012
Secured (Fixed)
$200.0 Million Mortgage Note	Aon Center	4.87%		5/1/2014	$200,000	$200,000
$25.0 Million Mortgage Note	Aon Center	5.70%		5/1/2014	25,000	25,000
$350.0 Million Secured Pooled Facility	Nine Property Collateralized Pool (2)	4.84%		6/7/2014	350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015	105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool (3)	5.50%		4/1/2016	125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016	42,525	42,525
$140.0 Million WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017	140,000	140,000
Subtotal/Weighted Average (4)		5.17%			987,525	987,525
Unsecured (Variable and Fixed)
$300 Million Unsecured Term Loan		LIBOR + 1.45%	(5)	11/22/2016	300,000	300,000
$500 Million Unsecured Line of Credit		1.38%	(6)	8/19/2016	73,000	129,000
$350 Million Senior Notes		3.40%	(7)	6/1/2023	348,621	—
Subtotal/Weighted Average (4)		2.90%			721,621	429,000
Total/ Weighted Average (4)		4.22%			$1,709,146	$1,416,525

(1)	All of Piedmont’s outstanding debt as of June 30, 2013 and December 31, 2012 is interest-only debt.

(2)
Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(3)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(4)
Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of June 30, 2013, except for the $350 Million Senior Notes, which were issued at a discount (see footnote 7 below).

(5)
The $300 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.69%.

(6)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.175% as of June 30, 2013) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of June 30, 2013 consisted of 30-day LIBOR draws at 0.20% (subject to the additional spread mentioned above).

(7)
The $350 Million Senior Notes have a fixed coupon rate of 3.40%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 3.45%.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the six months ended June 30, 2013, Piedmont used four interest rate swap agreements with a total notional value of $300 million to hedge the variable cash flows associated with its $300 Million Unsecured Term Loan.

Additionally, over the course of the nine months ended June 30, 2013, Piedmont entered into six forward starting interest rate swap agreements with a total notional value of $530 million to hedge the risk of changes in the interest-related cash flows associated with various potential issuances of long-term debt. Of those forward starting swaps, four with a total notional value of $390 million were entered into during the three months ended June 30, 2013. In conjunction with the issuance of the Senior Notes during the three months ended June 30, 2013 (see Note 4), Piedmont settled two of the forward starting swap agreements with a total notional value of $250 million for a gain of approximately $0.7 million. The gain has been deferred as accumulated other comprehensive income and will be amortized as an offset to interest expense over the ten-year term of the Senior Notes. Piedmont continues to use the remaining $280 million of forward starting interest rate swaps to hedge its exposure to the variability in future cash flows for additional potential future debt issuances over a maximum period of 129 months.

A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2013 is as follows:

Interest Rate Derivative	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swap	$125	11/22/2011	11/22/2016
Interest rate swap	75	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Forward starting interest rate swap	70	3/3/2014	3/3/2024
Forward starting interest rate swap	70	3/3/2014	3/3/2024
Forward starting interest rate swap	70	3/3/2014	3/3/2024
Forward starting interest rate swap	70	3/3/2014	3/3/2024
Total	$580

Piedmont has elected to present its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap asset and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2013 and December 31, 2012, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2013	December 31, 2012
Gross derivative assets	$19,600	$1,075
Gross derivative liabilities	(4,017)	(8,235)
Net derivative asset/(liability)	$15,583	$(7,160)

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the fair value of these derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income ("OCI") and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of Piedmont's interest rate derivatives that was recorded in the accompanying consolidated statements of income for the three and six months ended June 30, 2013 and 2012, respectively, is follows:

	Three Months Ended		Six Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amount of gain/(loss) recognized in OCI on derivative	$22,200	$(5,124)	$21,860	$(5,872)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$776	$754	$1,545	$1,487

Piedmont estimates that approximately $4.5 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three and six months ended June 30, 2013 or 2012.

Additionally, see Note 7 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $4.1 million. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.
A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of June 30, 2013 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of June 30, 2013	Net Carrying Amount as of December 31, 2012	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(5.2)	$(5.7)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$(0.4)	$(0.1)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$219.5	$194.0
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Suwanee Gateway One, LLC	100%	Suwanee Gateway One	Consolidated	$7.4	$7.6
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

400 TownPark, LLC	100%	400 TownPark	Consolidated	$22.8	$23.5
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

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, accounts receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and line of credit and notes payable to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013			December 31, 2012
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$10,500	$10,500	Level 1	$12,957	$12,957	Level 1
Tenant receivables, net(1)	$28,618	$28,618	Level 1	$25,038	$25,038	Level 1
Restricted cash and escrows(1)	$392	$392	Level 1	$334	$334	Level 1
Interest rate swap asset	$19,600	$19,600	Level 2	$1,075	$1,075	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$16,794	$16,794	Level 1	$23,113	$23,113	Level 1
Interest rate swap liability	$4,017	$4,017	Level 2	$8,235	$8,235	Level 2
Line of credit and notes payable	$1,709,146	$1,730,704	Level 2	$1,416,525	$1,470,002	Level 2

(1)	For the periods presented, the carrying value approximates estimated fair value due to its short-term maturity.

Piedmont's line of credit and notes payable were carried at book value as of June 30, 2013 and December 31, 2012; however, Piedmont's estimate of their fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its line of credit and notes payable.

Piedmont’s interest rate swap and forward starting interest rate swap agreements discussed in Note 5 above are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at fair value as of June 30, 2013 and December 31, 2012. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2013 and December 31, 2012, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

8.Commitments and Contingencies

Commitments Under Existing Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two classes: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of June 30, 2013, Piedmont anticipates funding potential non-incremental capital expenditures for tenant improvements of approximately $99.4 million related to its existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next several years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of June 30, 2013, commitments for incremental capital expenditures associated with new leases, primarily at value-add properties, totaled approximately $28.2 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded no significant reserves as additional expense related to such tenant audits/disputes during the three and six months ended June 30, 2013 or 2012, respectively.

Letters of Credit

As of June 30, 2013, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Line of Credit:

Amount	Expiration of Letter of Credit (1)
$10,000,000	July 2013
$9,033,164	July 2013
$382,556	July 2013

(1)	These letter of credit agreements automatically renew for consecutive, one-year periods each anniversary, subject to the satisfaction of the credit obligation and certain other limitations.
9.Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations (in thousands):

Building(s) Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
Portland Portfolio(1)	Beaverton, Oregon	March 19, 2012	$17,823	$43,832
26200 Enterprise Way	Lake Forest, California	May 31, 2012	$10,013	$24,412
110 & 112 Hidden Lake Circle Buildings	Duncan, South Carolina	September 21, 2012	$(259)	$25,595
1111 Durham Avenue	South Plainfield, New Jersey	March 28, 2013	$(9)	$3,752
1200 Enclave Parkway	Houston, Texas	May 1, 2013	$16,267	$45,574

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

Income from Discontinued Operations

The details comprising income from discontinued operations are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Rental income	$235	$2,153	$1,197	$4,833
Tenant reimbursements	135	288	382	747
	370	2,441	1,579	5,580
Expenses:
Property operating costs	136	1,221	885	2,418
Depreciation	—	611	264	1,365
Amortization	—	182	61	368
General and administrative	2	5	2	8
	138	2,019	1,212	4,159
Other income (expense):
Interest and other income	13	—	25	—
Net recoveries of casualty loss	17	—	17	—
	30	—	42	—

Operating income, excluding gain on sale	262	422	409	1,421
Impairment loss	—	—	(6,402)	—
Gain on sale of real estate assets	16,258	10,008	16,258	27,838
Income from discontinued operations	$16,520	$10,430	$10,265	$29,259

10.Stock Based Compensation
Deferred Stock Awards

Piedmont has granted deferred stock awards in the form of restricted stock to its employees. The awards are determined by the Compensation Committee of the board of directors of Piedmont on an annual basis and typically vest over a three-year period beginning on the grant date. In addition, Piedmont has adopted a multi-year performance share program for certain of its employees. Restricted shares are earned based on the relative performance of Piedmont's total stockholder return as compared with a predetermined peer group's total stockholder return over a three-year period. Shares are not awarded until after the end of the third year in the performance period and vest immediately upon award.

A rollforward of Piedmont's deferred stock award activity for the six months ended June 30, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Deferred Stock Awards as of January 1, 2013	318,893	$18.41
Deferred Stock Awards Granted During Six Months Ended June 30, 2013	161,257	$19.47
Deferred Stock Awards Vested During Six Months Ended June 30, 2013	(202,658)	$18.94
Deferred Stock Awards Forfeited During Six Months Ended June 30, 2013	(456)	$17.60
Unvested Deferred Stock Awards as of June 30, 2013	277,036	$18.63

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2013 and 2012, respectively (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Weighted-Average Grant Date Fair Value of Shares Granted During the Period	$19.47	$17.49	$19.47	$17.49
Total Grant Date Fair Value of Shares Vested During the Period	$3,839	$5,213	$3,839	$5,213
Share-based Liability Awards Paid During the Period(1)	$103	$798	$103	$798

(1)	Amounts reflect the issuance of performance share awards during the period.

A detail of Piedmont’s outstanding employee deferred stock awards as of June 30, 2013 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of June 30, 2013
April 5, 2011	Annual Deferred Stock Award	116,116	$19.40	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 5, 2012, 2013, and 2014, respectively.	37,235
April 5, 2011	Fiscal Year 2011-2013 Performance Share Program	—	$18.27	Shares awarded, if any, will vest immediately upon determination of award in 2014.	—	(2)
April 4, 2012	Annual Deferred Stock Award	192,323	$17.49	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 4, 2013, 2014, and 2015, respectively.	118,819
April 4, 2012	Fiscal Year 2012-2014 Performance Share Program	—	$17.42	Shares awarded, if any, will vest immediately upon determination of award in 2015.	—	(2)
April 2, 2013	Annual Deferred Stock Award	146,679	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 2, 2014, 2015, and 2016, respectively.	120,982
April 2, 2013	Fiscal Year 2013-2015 Performance Share Program	—	$18.91	Shares awarded, if any, will vest immediately upon determination of award in 2016.	—	(2)
Total					277,036

(1)	Amounts reflect the total grant, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2013.

(2)
Estimated based on Piedmont's cumulative total stockholder return ("TSR") for the respective performance period through June 30, 2013. As of June 30, 2013, Piedmont's TSR for each of these respective plans was below threshold. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended June 30, 2013 and 2012, respectively, Piedmont recognized approximately $1.7 million and $1.9 million of compensation expense related to stock awards, of which $0.5 million and $0.6 million related to the amortization of nonvested shares, respectively. During the six months ended June 30, 2013 and 2012, respectively, Piedmont recognized approximately $2.3 million and $2.2 million of compensation expense related to stock awards, of which approximately $1.1 million and $1.0 million relates to the amortization of nonvested shares, respectively. During the six months ended June 30, 2013, a total of 146,416 shares were issued to employees, directors, and officers. As of June 30, 2013, approximately $3.2 million of unrecognized compensation cost related to nonvested, annual deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Weighted-average common shares – basic	167,586	172,077	167,571	172,354
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	128	132	166	166
Weighted-average common shares – diluted	167,714	172,209	167,737	172,520

12.Guarantor and Non-Guarantor Financial Information

The following condensed consolidating financial information for Piedmont Operating Partnership, LP (the "Issuer"), Piedmont Office Realty Trust, Inc. (the "Guarantor"), and the other directly and indirectly owned subsidiaries of the Guarantor (the "Non-Guarantor Subsidiaries") is provided pursuant to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed registered securities. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Non-Guarantor Subsidiaries.

Condensed Consolidated Balance Sheets
As of June 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$90,240	$—	$576,229	$—	$666,469
Buildings and improvements, less accumulated depreciation	513,474	—	2,555,480	(300)	3,068,654
Intangible lease assets, less accumulated amortization	2,739	—	63,920	—	66,659
Construction in progress	633	—	19,312	—	19,945
Total real estate assets	607,086	—	3,214,941	(300)	3,821,727
Investments in and amounts due from unconsolidated joint ventures	38,103	—	—	—	38,103
Cash and cash equivalents	68,705	151	(58,356)	—	10,500
Tenant and straight-line rent receivables, net	36,345	—	122,864	—	159,209
Advances to affiliates	869,778	1,307,269	(1,096,131)	(1,080,916)	—
Notes receivable	160,000	2,500	23,890	(186,390)	—
Prepaid expenses, restricted cash, escrows, and other assets	4,463	180	14,188	(1,035)	17,796
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	19,600	—	—	—	19,600
Deferred financing costs, net	7,045	—	1,579	—	8,624
Deferred lease costs, net	34,193	—	233,453	—	267,646
Total assets	$2,025,415	$1,310,100	$2,456,428	$(1,268,641)	$4,523,302
Liabilities:
Line of credit and notes payable	$745,511	$—	$1,150,025	$(186,390)	$1,709,146
Accounts payable, accrued expenses, and accrued capital expenditures	13,671	3,553	101,887	(1,035)	118,076
Advances from affiliates	300,250	656,420	161,994	(1,118,664)	—
Deferred income	4,658	—	14,035	—	18,693
Intangible lease liabilities, net	12	—	43,398	—	43,410
Interest rate swaps	4,017	—	—	—	4,017
Total liabilities	1,068,119	659,973	1,471,339	(1,306,089)	1,893,342
Stockholders’ Equity:
Common stock	—	1,667	—	—	1,667
Additional paid-in capital	—	3,667,973	—	—	3,667,973
Cumulative distributions in excess of earnings	941,051	(3,019,513)	983,480	37,448	(1,057,534)
Other comprehensive loss	16,245	—	—	—	16,245
Piedmont stockholders’ equity	957,296	650,127	983,480	37,448	2,628,351
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	957,296	650,127	985,089	37,448	2,629,960
Total liabilities and stockholders’ equity	$2,025,415	$1,310,100	$2,456,428	$(1,268,641)	$4,523,302

Condensed Consolidated Balance Sheets
As of December 31, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$93,967	$—	$535,569	$—	$629,536
Buildings and improvements, less accumulated depreciation	528,548	—	2,379,530	—	2,908,078
Intangible lease assets, less accumulated amortization	3,266	—	51,479	—	54,745
Construction in progress	1,056	—	19,317	—	20,373
Total real estate assets	626,837	—	2,985,895	—	3,612,732
Investments in and amounts due from unconsolidated joint ventures	37,689	—	—	—	37,689
Cash and cash equivalents	62,371	238	(49,652)	—	12,957
Tenant receivables, net	34,287		113,050		147,337
Advances to affiliates	554,329	1,300,158	(908,706)	(945,781)	—
Notes receivable	160,000	2,500	23,890	(186,390)	—
Prepaid expenses, restricted cash, escrows, and other assets	4,219	15	10,070	(948)	13,356
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	1,075	—	—	—	1,075
Deferred financing costs, net	4,292	—	2,162	—	6,454
Deferred lease costs, net	31,357	—	211,821	—	243,178
Total assets	$1,696,553	$1,302,911	$2,388,530	$(1,133,119)	$4,254,875
Liabilities:
Line of credit and notes payable	$452,890	$—	$1,150,025	$(186,390)	$1,416,525
Accounts payable, accrued expenses, and accrued capital expenditures	20,443	645	107,123	(948)	127,263
Advances from affiliates	274,159	568,092	135,740	(977,991)	—
Deferred income	5,991	—	15,561	—	21,552
Intangible lease liabilities, net	24	—	40,781		40,805
Interest rate swaps	8,235	—	—	—	8,235
Total liabilities	761,742	568,737	1,449,230	(1,165,329)	1,614,380
Stockholders’ Equity:
Common stock	—	1,676	—	—	1,676
Additional paid-in capital	—	3,667,051	—	—	3,667,051
Cumulative distributions in excess of earnings	941,971	(2,934,553)	937,691	32,210	(1,022,681)
Other comprehensive loss	(7,160)	—	—	—	(7,160)
Piedmont stockholders’ equity	934,811	734,174	937,691	32,210	2,638,886
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	934,811	734,174	939,300	32,210	2,640,495
Total liabilities and stockholders’ equity	$1,696,553	$1,302,911	$2,388,530	$(1,133,119)	$4,254,875

Condensed Consolidated Statements of Income
For the three months ended June 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$19,111	$—	$92,125	$(1,231)	$110,005
Tenant reimbursements	4,124	—	20,219	(68)	24,275
Property management fee revenue	—	—	3,931	(3,418)	513
	23,235	—	116,275	(4,717)	134,793
Expenses:
Property operating costs	10,213	—	47,431	(4,635)	53,009
Depreciation	6,173	—	24,593	—	30,766
Amortization	1,309	—	9,996	—	11,305
General and administrative	6,022	67	7,009	(6,810)	6,288
	23,717	67	89,029	(11,445)	101,368
Real estate operating income/(loss)	(482)	(67)	27,246	6,728	33,425
Other income (expense):
Interest expense	(5,410)	—	(15,960)	3,142	(18,228)
Interest and other income	2,793	44	234	(3,142)	(71)
Litigation settlement recovery	1,250	—	—	—	1,250
Net casualty (loss)/recoveries	(212)	—	2,515	—	2,303
Equity in income of unconsolidated joint ventures	163	—	—	—	163
	(1,416)	44	(13,211)	—	(14,583)
Income/(loss) from continuing operations	(1,898)	(23)	14,035	6,728	18,842
Discontinued operations:
Operating income	11	—	251	—	262
Gain/(loss) on sale of real estate assets	(9)	—	16,267	—	16,258
Income from discontinued operations	2	—	16,518	—	16,520
Net income/(loss)	(1,896)	(23)	30,553	6,728	35,362
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) attributable to Piedmont	$(1,896)	$(23)	$30,549	$6,728	$35,358

Condensed Consolidated Statements of Income
For the three months ended June 30, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$19,230	$—	$86,093	$(1,082)	$104,241
Tenant reimbursements	4,121	—	22,793	(129)	26,785
Property management fee revenue	—	—	3,536	(2,910)	626
	23,351	—	112,422	(4,121)	131,652
Expenses:
Property operating costs	10,379	—	46,437	(4,268)	52,548
Depreciation	5,802	—	21,428	—	27,230
Amortization	1,290	—	10,026	—	11,316
General and administrative	4,977	64	6,317	(6,494)	4,864
	22,448	64	84,208	(10,762)	95,958
Real estate operating income/(loss)	903	(64)	28,214	6,641	35,694
Other income (expense):
Interest expense	(2,917)	—	(16,132)	3,106	(15,943)
Interest and other income	3,187	—	204	(3,106)	285
Equity in income of unconsolidated joint ventures	246	—	—	—	246
	516	—	(15,928)	—	(15,412)
Income/(loss) from continuing operations	1,419	(64)	12,286	6,641	20,282
Discontinued operations:
Operating income	360	—	62	—	422
Gain on sale of real estate assets	10,006	—	2	—	10,008
Income from discontinued operations	10,366	—	64	—	10,430
Net income/(loss)	11,785	(64)	12,350	6,641	30,712
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) attributable to Piedmont	$11,785	$(64)	$12,346	$6,641	$30,708

Condensed Consolidated Statements of Income
For the six months ended June 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$38,036	$—	$182,439	$(2,449)	$218,026
Tenant reimbursements	8,160	—	41,905	(138)	49,927
Property management fee revenue	—	—	7,389	(6,245)	1,144
	46,196	—	231,733	(8,832)	269,097
Expenses:
Property operating costs	20,416	—	94,417	(8,932)	105,901
Depreciation	12,289	—	47,897	—	60,186
Amortization	2,629	—	17,793	—	20,422
General and administrative	10,400	185	12,427	(12,175)	10,837
	45,734	185	172,534	(21,107)	197,346
Real estate operating income/(loss)	462	(185)	59,199	12,275	71,751
Other income (expense):
Interest expense	(9,034)	—	(31,851)	6,284	(34,601)
Interest and other income/(expense)	5,571	87	(722)	(6,284)	(1,348)
Litigation settlement recovery	1,250	—	—	—	1,250
Net casualty (loss)/recoveries	(154)	—	2,296	—	2,142
Equity in income of unconsolidated joint ventures	558	—	—	—	558
	(1,809)	87	(30,277)	—	(31,999)
Income/(loss) from continuing operations	(1,347)	(98)	28,922	12,275	39,752
Discontinued operations:
Operating income/(loss), excluding impairment loss	(199)	—	608		409
Impairment loss	(6,402)	—	—	—	(6,402)
Gain/(loss) on sale of real estate assets	(9)	—	16,267	—	16,258
Income/(loss) from discontinued operations	(6,610)	—	16,875	—	10,265
Net income/(loss)	(7,957)	(98)	45,797	12,275	50,017
Less: Net income attributable to noncontrolling interest	—	—	(8)	—	(8)
Net income/(loss) attributable to Piedmont	$(7,957)	$(98)	$45,789	$12,275	$50,009

Condensed Consolidated Statements of Income
For the six months ended June 30, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$37,564	$—	$172,841	$(2,164)	$208,241
Tenant reimbursements	8,259	—	45,180	(141)	53,298
Property management fee revenue	—	—	7,070	(5,871)	1,199
	45,823	—	225,091	(8,176)	262,738
Expenses:
Property operating costs	20,291	—	92,438	(8,491)	104,238
Depreciation	11,521	—	42,561	—	54,082
Amortization	2,603	—	21,327	—	23,930
General and administrative	10,035	140	11,555	(11,608)	10,122
	44,450	140	167,881	(20,099)	192,372
Real estate operating income/(loss)	1,373	(140)	57,210	11,923	70,366
Other income (expense):
Interest expense	(5,761)	—	(32,924)	6,205	(32,480)
Interest and other income	6,024	—	563	(6,205)	382
Equity in income of unconsolidated joint ventures	416	—	—	—	416
	679	—	(32,361)	—	(31,682)
Income/(loss) from continuing operations	2,052	(140)	24,849	11,923	38,684
Discontinued operations:
Operating income	1,400	—	21	—	1,421
Gain on sale of real estate assets	27,837	—	1	—	27,838
Income from discontinued operations	29,237	—	22	—	29,259
Net income/(loss)	31,289	(140)	24,871	11,923	67,943
Less: Net income attributable to noncontrolling interest	—	—	(8)	—	(8)
Net income/(loss) attributable to Piedmont	$31,289	$(140)	$24,863	$11,923	$67,935

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$4,403	$626	$71,059	$12,274	$88,362

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(3,448)	—	(328,427)	300	(331,575)
Net sales proceeds from wholly-owned properties and consolidated joint venture	3,753	—	45,573	—	49,326
Investments in unconsolidated joint ventures	(777)	—	—	—	(777)
Deferred lease costs paid	(4,537)	—	(10,477)	—	(15,014)
Net cash (used in)/provided by investing activities	(5,009)	—	(293,331)	300	(298,040)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,343)	—	—	—	(3,343)
Proceeds from line of credit and notes payable	694,604	—	—	—	694,604
Repayments from line of credit and notes payable	(402,000)	—	—	—	(402,000)
Net costs of issuance of common stock	—	(24)	—	—	(24)
Repurchases of common stock as part of announced program	—	(14,844)	—	—	(14,844)
Intercompany distributions	(282,321)	81,319	213,576	(12,574)	—
Dividends paid and discount on dividend reinvestments	—	(67,164)	(8)	—	(67,172)
Net cash provided by/(used in) financing activities	6,940	(713)	213,568	(12,574)	207,221
Net increase/(decrease) in cash and cash equivalents	6,334	(87)	(8,704)	—	(2,457)
Cash and cash equivalents, beginning of year	62,371	238	(49,652)	—	12,957
Cash and cash equivalents, end of year	$68,705	$151	$(58,356)	$—	$10,500

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in)/Provided by Operating Activities	$(32,917)	$894	$88,657	$11,923	$68,557

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(8,070)	—	(27,145)	—	(35,215)
Intercompany note receivable	(3,100)			3,100	—
Net sales proceeds from wholly-owned properties and consolidated joint venture	49,245				49,245
Deferred lease costs paid	(2,322)		(12,914)		(15,236)
Net cash provided by/(used in) investing activities	35,753	—	(40,059)	3,100	(1,206)
Cash Flows from Financing Activities:
Deferred financing costs paid	(12)	—	—	—	(12)
Proceeds from line of credit and notes payable	142,000	—	3,100	(3,100)	142,000
Repayments from line of credit and notes payable	(29,000)	—	(185,000)	—	(214,000)
Net costs of issuance of common stock	—	(229)	—	—	(229)
Repurchases of common stock as part of announced program	—	(38,878)	—	—	(38,878)
Intercompany distributions	(219,473)	107,270	124,126	(11,923)	—
Dividends paid and discount on dividend reinvestments	—	(69,046)	(7)	—	(69,053)
Net cash used in financing activities	(106,485)	(883)	(57,781)	(15,023)	(180,172)
Net (decrease)/increase in cash and cash equivalents	(103,649)	11	(9,183)	—	(112,821)
Cash and cash equivalents, beginning of year	166,920	139	(27,369)	—	139,690
Cash and cash equivalents, end of year	$63,271	$150	$(36,552)	$—	$26,869

13.Other Subsequent Events

Third Quarter Dividend Declaration

On July 31, 2013, the board of directors of Piedmont declared dividends for the third quarter of 2013 in the amount of $0.20 per common share outstanding to stockholders of record as of the close of business on August 30, 2013. Such dividends are to be paid on September 20, 2013.

Binding Agreement to Purchase Remaining Interest in Joint-Venture Partnerships

On July 18, 2013, Piedmont entered into a binding agreement with certain of its current joint venture partners to purchase their equity interests in the remaining three properties held by the two joint ventures: the 20/20 building in Leawood, Kansas, the 4685 Investment Drive building in Troy, Michigan, and the 5301 Maryland Way building in Brentwood, Tennessee for a total additional investment of $14.7 million. The transaction is expected to close during the third quarter of 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the Current Report on Form 8-K containing Exhibit 99.1 filed on June 4, 2013, for the purpose of recasting certain sections of Piedmont's Annual Report on Form 10-K for the year ended December 31, 2012 for dispositions subsequent to December 31, 2012.

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our wholly-owned properties, distributions from our joint ventures, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured Line of Credit as our primary source of immediate liquidity. During the three months ended June 30, 2013, we issued $350 million in aggregate principal amount of Senior Notes and used the proceeds from the issuance to pay down our $500 Million Unsecured Line of Credit. As a result, as of the time of this filing, we had approximately $394.6 million in capacity under the line of credit facility available for future borrowing (approximately $19.4 million of capacity is reserved as security for outstanding letters of credit required by various third parties). Depending on the timing and volume of additional property acquisition and disposition activities and debt maturities, we may also issue additional equity or debt securities under the shelf registration statement that we filed during the quarter ended June 30, 2013. In addition, we may also seek additional borrowings from third-party lenders as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital is highly dependent on market conditions.

We estimate that our most consistent use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at our discretion at any of our various properties and (ii) tenant improvement allowances and leasing commissions that we have committed to as part of executed leases with our tenants. Due to the high lease rollover that we have experienced over the last several years, the majority of our expected capital expenditures relate to leasing commissions and tenant improvement allowances as we complete tenant build outs in preparation for the commencement of executed leases. During the year ended December 31, 2012 and the six months ended June 30, 2013, we incurred obligations totaling approximately $5.39 and $3.59 per square foot per year of lease term, respectively, for such capital expenditures. As of June 30, 2013, unrecorded contractual obligations for non-incremental tenant improvements related to our existing lease portfolio totaled $99.4 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that the majority of this amount may be requested over the next 12 - 24 months as certain significant leases commence over the next twelve months. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures associated with new leases, primarily at value-add properties, total approximately $28.2 million.

We also anticipate incurring market-based concession packages, typically consisting of the tenant allowances described above and/or rent abatement periods, and paying broker commissions in conjunction with the commencement of recently executed, or soon to be executed, leases. In addition, we anticipate continuing to grant such concession packages as we negotiate future leases. Given our average lease size of between 30,000 and 35,000 square feet, some of the concession packages that we grant can result in significant capital outlays. In particular, there are currently five blocks of space in excess of 200,000 square feet in our Washington, D.C. and Chicago portfolio that are subject to re-leasing efforts, and we may grant similar concession packages to secure new, or renew existing, tenants for those spaces. Both the timing and magnitude of any such concessions have yet to be determined and are highly dependent on competitive market conditions at the time of lease negotiations.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. During the six months ended June 30, 2013, we acquired two properties, Arlington Gateway in the Washington, D.C. market, and 5 & 15 Wayside Road in the Boston, Massachusetts market. Both purchases were initially funded using our $500 Million Unsecured Line of Credit, and the related draws were subsequently refinanced during the quarter ended June 30, 2012 using the proceeds from our Senior Notes issuance. Further, our board of directors has authorized a $300 million repurchase program for our common stock for use when we believe that our stock is trading at a meaningful discount to what we believe the fair value of our assets to be. Including $14.5 million of purchases during the quarter ended June 30, 2013, we have expended approximately $109.8 million (including transactions fees) for stock purchases since the program's inception in November 2011 and we may continue to use capital to make additional purchases as market conditions warrant. Approximately $190.2 million of authorized capacity remains on the program which could be spent prior to the program's expiration in November 2013. Additionally, our board may authorize the extension of the program.

On a longer term basis, we expect to use capital to repay debt when obligations become due. We currently have no debt maturing in 2013; however, we have $575 million of secured debt maturing in 2014. Subject to our assessment of market conditions, we currently anticipate refinancing these amounts with unsecured debt. In anticipation of incurring additional debt and considering the historically low interest rate environment, we have entered into several forward starting interest rate swaps with a total notional value of $280 million to partially protect us against rising interest rates and to lock a portion of the interest rate on any future unsecured debt. Again, subject to our assessment of market conditions, we may enter into additional similar swaps in the future.

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

Results of Operations

Overview

Our income from continuing operations decreased from $0.12 per share for the three months ended June 30, 2012 to $0.11 per share for the three months ended June 30, 2013 primarily due to the loss of rental income from the expiration of a 330,000 square foot lease in Washington, D.C. and increased interest expense associated with higher outstanding debt balances during the current quarter as a result of property acquisitions as compared to the quarter ended June 30, 2012 and higher depreciation expense related to increased capital expenditures over the last twelve months, partially offset by net income from properties acquired during the current year and insurance recoveries related to litigation settlement expense and casualty losses incurred in prior periods.

Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2013 and 2012, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2013%		June 30, 2012%		$ Increase (Decrease)
Revenue:
Rental income	$110.0		$104.2		$5.8
Tenant reimbursements	24.3		26.8		(2.5)
Property management fee revenue	0.5		0.6		(0.1)
Total revenues	134.8	100%	131.6	100%	3.2
Expense:
Property operating costs	53.0	39%	52.5	40%	0.5
Depreciation	30.8	23%	27.2	21%	3.6
Amortization	11.3	8%	11.3	8%	—
General and administrative	6.3	5%	4.9	4%	1.4
Real estate operating income	33.4	25%	35.7	27%	(2.3)
Other income (expense):
Interest expense	(18.2)	(14)%	(15.9)	(12)%	(2.3)
Interest and other income (expense)	(0.1)	—%	0.3	—%	(0.4)
Litigation settlement recovery	1.3	1%	—	—%	1.3
Net recoveries of casualty loss	2.3	2%	—	—%	2.3
Equity in income of unconsolidated joint ventures	0.1	—%	0.2	—%	(0.1)
Income from continuing operations	$18.8	14%	$20.3	15%	$(1.5)
Income from discontinued operations	$16.5		$10.4		$6.1

Continuing Operations

Revenue

Rental income increased from approximately $104.2 million for the three months ended June 30, 2012 to approximately $110.0 million for the three months ended June 30, 2013 primarily due to approximately $5.7 million of additional revenue attributable to properties acquired during the current year as well as the commencement of several significant leases over the last twelve months, partially offset by the expiration of a 330,000 square foot lease at our One Independence Square building in Washington, D. C. during March of 2013.

Tenant reimbursements decreased from approximately $26.8 million for the three months ended June 30, 2012 to approximately $24.3 million for the three months ended June 30, 2013. The variance is primarily attributable to an approximate $2.1 million reduction in tenant reimbursements as a result of operating expense and tax abatements granted on a large lease renewal at the 500 W. Monroe building.

Expense

Property operating costs increased approximately $0.5 million for the three months ended June 30, 2013 compared to the same period in the prior year primarily due to properties acquired during the current year which contributed $2.0 million to the increase. However, this increase was partially offset by reduction in operating costs of approximately $1.1 million related to the lease expiration of a single tenant at our One Independence Square building, as well as a property tax refund of approximately $0.6 million at our Two Independence Square building.

Depreciation expense increased approximately $3.6 million for the three months ended June 30, 2013 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to the prior period which contributed approximately $2.5 million of the increase. The remainder of the increase is due to new properties acquired during the current year.

General and administrative expenses increased approximately $1.4 million for the three months ended June 30, 2013 compared to the same period in the prior year. The increase in expenses is primarily attributable to lower insurance recoveries related to now-settled-litigation defense costs in the current period than in the prior period, as well as the non-recurrence of bad debt recoveries and lower state business tax refunds as compared to the prior period.

Other Income (Expense)

Interest expense increased approximately $2.3 million for the three months ended June 30, 2013 compared to the same period in the prior year. The increase is attributable to higher outstanding, long-term debt balances during the current quarter as a result of property acquisitions as compared to the quarter ended June 30, 2012.

Interest and other income decreased approximately $0.4 million for the three months ended June 30, 2013 compared to the same period in the prior year. The decrease reflects higher interest income included in the prior period related to interest earned on a $19.0 million note receivable originated as part of the sale of the Deschutes building, the Rhein building, the Rogue building, and the Willamette building, and 18.19 acres of adjoining, undeveloped land in Beaverton, Oregon (collectively the "Portland Portfolio"), which was fully repaid at maturity in October 2012.

During the current period, we recognized approximately $1.3 million in insurance recoveries associated with the $7.5 million litigation settlement we paid in early 2013 related to two class action lawsuits. We expect to receive additional insurance recoveries related to the settlements in future periods.

The approximate $2.3 million net casualty gain we recognized during the current period is due to insurance recoveries related to the damage incurred at certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy which occurred during the fourth quarter of 2012. We anticipate receiving further recoveries related to Hurricane Sandy under our insurance programs in future periods.

Discontinued Operations

In accordance with GAAP, the operations of the Portland Portfolio, the 26200 Enterprise Way building in Lake Forest, California, the 110 and 112 Hidden Lake Circle buildings in Duncan, South Carolina, the 1111 Durham Avenue building in South Plainfield, New Jersey, and the 1200 Enclave Parkway building in Houston, Texas are classified as discontinued operations for all periods presented. Income from discontinued operations increased approximately $6.1 million for the three months ended June 30, 2013 compared to the same period in the prior year. The increase is primarily due to the gain realized on the sale of the 1200 Enclave Parkway building in the current period of approximately $16.3 million as compared to the gain realized on the sale of the 26200 Enterprise Way building in the prior period of approximately $10.0 million. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the occurrence and timing of future property dispositions.

Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2013 and 2012, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2013%		June 30, 2012%		$ Increase (Decrease)
Revenue:
Rental income	$218.0		$208.2		$9.8
Tenant reimbursements	49.9		53.3		(3.4)
Property management fee revenue	1.2		1.2		—
Total revenues	269.1	100%	262.7	100%	6.4
Expense:
Property operating costs	105.9	39%	104.2	40%	1.7
Depreciation	60.2	22%	54.1	20%	6.1
Amortization	20.4	8%	23.9	9%	(3.5)
General and administrative	10.8	4%	10.1	4%	0.7
Real estate operating income	71.8	27%	70.4	27%	1.4
Other income (expense):
Interest expense	(34.6)	(13)%	(32.5)	(12)%	(2.1)
Interest and other income/(expense)	(1.4)	—%	0.4	—%	(1.8)
Litigation settlement recovery	1.3	—%	—	—%	1.3
Net recoveries of casualty loss	2.1	1%	—	—%	2.1
Equity in income of unconsolidated joint ventures	0.6	—%	0.4	—%	0.2
Income from continuing operations	$39.8	15%	$38.7	15%	$1.1
Income from discontinued operations	$10.3		$29.3		$(19.0)

Continuing Operations

Revenue

Rental income increased from approximately $208.2 million for the six months ended June 30, 2012 to approximately $218.0 million for the six months ended June 30, 2013 primarily due to approximately $6.9 million of additional revenue attributable to properties acquired during the current year as well as the commencement of several significant leases over the last twelve months, offset by the expiration of a 330,000 square foot lease at our One Independence Square building in Washington, D. C. during March of 2013.

Tenant reimbursements decreased from approximately $53.3 million for the six months ended June 30, 2012 to approximately $49.9 million for the six months ended June 30, 2013. The variance is mainly attributable to an approximate $3.1 million reduction in tenant reimbursements as a result of operating expense and tax abatements granted on a large lease renewal at the 500 W. Monroe building.

Expense

Property operating costs increased approximately $1.7 million for the six months ended June 30, 2013 compared to the same period in the prior year. Properties acquired during the current period contributed approximately $2.3 million of additional operating costs, which was partially offset by lower property tax expense and repair and maintenance costs at our 500 W. Monroe building.

Depreciation expense increased approximately $6.1 million for the six months ended June 30, 2013 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2012 which contributed approximately $4.7 million of the increase. The remainder of the increase is due to new properties acquired during the current period.

Amortization expense decreased approximately $3.5 million for the six months ended June 30, 2013 compared to the same period in the prior year. The variance is primarily attributable to reduced amortization expense as a result of lease intangible assets becoming fully amortized at certain of our existing properties subsequent to January 1, 2012. However, this decrease was partially offset by approximately $3.7 million of additional amortization expense related to intangible assets assumed upon the acquisition of the Arlington Gateway building and the 5 & 15 Wayside Road building during the current period and the amortization of deferred costs associated with new and renewal leases commencing since the prior period end.

General and administrative expenses increased approximately $0.7 million for the six months ended June 30, 2013 compared to the same period in the prior year primarily due to higher state and local taxes and personnel costs.

Other Income (Expense)

Interest expense increased approximately $2.1 million for the six months ended June 30, 2013 compared to the same period in the prior year. The increase is attributable to higher outstanding debt balances during the current period as a result of property acquisitions as compared to the six month period ended June 30, 2012.

Interest and other income/(expense) decreased approximately $1.8 million for the six months ended June 30, 2013 compared to the same period in the prior year. The decrease reflects approximately $1.2 million of costs associated with the acquisitions of the Arlington Gateway building and the 5 & 15 Wayside Road building during the current period, as well as higher interest income in the prior period related to a $19.0 million note receivable originated as part of the sale of the Portland Portfolio, which was fully repaid at maturity in October 2012.

During the current period, we recognized approximately $1.3 million in insurance recoveries associated with the $7.5 million litigation settlement we paid in early 2013 related to two class action lawsuits. We expect to receive additional insurance recoveries related to the settlements in future periods.

The approximate $2.1 million net casualty gain we recognized during the current period is due to insurance recoveries related to the damage incurred at certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy which occurred during the fourth quarter of 2012. We anticipate further recoveries related to Hurricane Sandy under our insurance programs in future periods.

Discontinued Operations

In accordance with GAAP, the operations of the Portland Portfolio, the 26200 Enterprise Way building in Lake Forest, California, and the 110 and 112 Hidden Lake Circle buildings in Duncan, South Carolina, the 1111 Durham Avenue building in South Plainfield, New Jersey, and the1200 Enclave Parkway building in Houston, Texas are classified as discontinued operations for all periods presented. Income from discontinued operations decreased approximately $19.0 million for the six months ended June 30, 2013 compared to the same period in the prior year. The decrease is primarily due to the gain realized on the sale of the Portland Portfolio and the 26200 Enterprise Way building in the prior period of approximately $17.8 million and $10.0 million, respectively. Although we recorded a $16.3 million gain on the sale of the 1200 Enclave Parkway building in the current period, we also recorded an impairment charge of approximately $6.4 million during the six months ended June 30, 2013 to reflect the difference in carrying value of the 1111 Durham Avenue building at the time the asset met the held for sale criteria and its estimated fair value. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

We calculate AFFO as Core FFO (calculated as set forth above) exclusive of the net effects of: (i) amortization associated with deferred financing costs; (ii) depreciation of non real estate assets; (iii) straight-line lease revenue/expense; (iv) amortization of above and below-market lease intangibles; (v) stock-based and other non-cash compensation expense; (vi) amortization of discount on Senior Notes and interest rate swap settlements; (vii) acquisition costs, and (viii) non-incremental capital expenditures (as defined below). Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2013	Per Share (1)	June 30, 2012	Per Share(1)	June 30, 2013	Per Share(1)	June 30, 2012	Per Share(1)
Net income attributable to Piedmont	$35,358	$0.21	$30,708	$0.18	$50,009	$0.30	$67,935	$0.39
Depreciation of real assets (2)	30,969	0.19	28,033	0.16	60,855	0.36	55,842	0.33
Amortization of lease-related costs(2)	11,350	0.07	11,539	0.07	20,570	0.12	24,379	0.14
Impairment loss	—	—	—	—	6,402	0.04	—	—
Gain on sale - wholly-owned properties	(16,258)	(0.10)	(10,008)	(0.06)	(16,258)	(0.10)	(27,838)	(0.16)
Funds From Operations	$61,419	$0.37	$60,272	$0.35	$121,578	$0.72	$120,318	$0.70
Adjustment:
Acquisition costs	70	—	84	—	1,314	0.01	81	—
Litigation settlement recovery	(1,250)	(0.01)	—	—	(1,250)	(0.01)	—	—
Net recoveries of casualty loss	(2,320)	(0.01)	—	—	(2,159)	(0.01)	—	—
Core Funds From Operations	$57,919	$0.35	$60,356	$0.35	$119,483	$0.71	$120,399	$0.70
Adjustments:
Deferred financing cost amortization	643	—	590	—	1,237	0.01	1,392	0.01
Amortization of discount on Senior Notes and swap settlements	7	—	—	—	7	—	—	—
Depreciation of non real estate assets	105	—	108	—	203	—	201	—
Straight-line effects of lease revenue (2)	(5,547)	(0.03)	(5,477)	(0.03)	(9,579)	(0.05)	(7,042)	(0.04)
Stock-based and other non-cash compensation	176	—	289	—	770	—	623	—
Net effect of amortization of below-market in-place lease intangibles (2)	(1,245)	(0.01)	(1,785)	(0.01)	(2,310)	(0.01)	(3,316)	(0.02)
Acquisition costs	(70)	—	(84)	—	(1,314)	(0.01)	(81)	—
Non-incremental capital expenditures (3)	(18,367)	(0.11)	(17,781)	(0.10)	(38,287)	(0.23)	(25,847)	(0.15)
Adjusted Funds From Operations	$33,621	$0.20	$36,216	$0.21	$70,210	$0.42	$86,329	$0.50
Weighted-average shares outstanding – diluted	167,714		172,209		167,737		172,520

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income (Cash Basis)

Property Net Operating Income ("Property NOI") (cash basis) is a non-GAAP measure which we use to assess our property-level operating results. It is calculated as real estate operating income with the add-back of corporate general and administrative expense, acquisition costs, depreciation and amortization, and impairment losses and the deduction of income associated with property management performed by Piedmont for other organizations. We present this measure on a cash basis, which eliminates the effects of straight lined rents and fair value lease revenue. We use this measure as a proxy for the cash generated by our real estate properties. Same Store Net Operating Income ("Same Store NOI") is another non-GAAP measure very similar to Property NOI, however, Same Store NOI only reflects Property NOI attributable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store NOI excludes amounts attributable to unconsolidated joint venture assets. We believe Same Store NOI is an important measure because it allows us to compare the cash flows generated by our same real estate properties from one period to another. Other REITs may calculate Same Store NOI differently and our calculation should not be compared to that of other REITs.

The following table sets forth our Property NOI (cash basis) and Same Store NOI (cash basis) with a reconciliation to net income attributable to Piedmont (GAAP basis) for the three months ended June 30, 2013 and 2012, respectively (in thousands):

	June 30, 2013	June 30, 2012

Net income attributable to Piedmont	$35,358	$30,708

Net income attributable to noncontrolling interest	4	4
Interest expense	18,228	15,943
Depreciation (1)	31,074	28,141
Amortization (1)	11,350	11,539
Acquisition costs	70	84
Impairment loss (1)	—	—
Litigation settlement recovery	(1,250)	—
Net recoveries of casualty loss	(2,320)	—
Gain on sale of properties (1)	(16,258)	(10,008)
General & administrative expenses(1)	6,410	4,866
Management fee revenue	(513)	(626)
Interest and other income(1)	(12)	(389)
Straight line rent adjustment(1)	(5,547)	(5,477)
Net effect of amortization of below-market in-place lease intangibles(1)	(1,245)	(1,785)
Property NOI (cash basis)	$75,349	$73,000
Net operating income from:
Acquisitions(2)	(3,680)	—
Dispositions(3)	(107)	(496)
Unconsolidated joint ventures	(597)	(598)

Same Store NOI (cash basis)	$70,965	$71,906

Change period over period in Same Store NOI	(1.3)%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of the Gavitello Land in Atlanta, Georgia, purchased on June 28, 2012; Glenridge Highlands III Land in Atlanta, Georgia purchased on October 15, 2012; Arlington Gateway in Arlington, Virginia, purchased on March 4, 2013; and 5 & 15 Wayside Road in Burlington, Massachusetts, purchased on March 22, 2013.

(3)
Dispositions consist of the Deschutes, Rhein, Rogue, and Willamette buildings and Portland Land Parcels in Beaverton, Oregon, sold on March 19, 2012; 26200 Enterprise Way in Lake Forest, California, sold on May 31, 2012; 110 and 112 Hidden Lake Circle in Duncan, South Carolina, sold on September 21, 2012; 1111 Durham Avenue in South Plainfield, New Jersey, sold on March 28, 2013; 1200 Enclave Parkway in Houston, Texas, sold on May 1, 2013.

Our portfolio is a national portfolio located in approximately 17 different geographic markets, and we typically lease to large corporate or governmental tenants. As a result, rent roll ups and roll downs which we experience as a result of re-leasing can fluctuate widely between markets and between tenants within a given market. Over the last three years of slow economic growth, we have been working through a period of high lease expirations, totaling over 50% of our leased portfolio, which has negatively impacted occupancy and cash basis same store net operating income (“SSNOI”). However, with the exception of one large lease expiring at the end of 2013, we do not anticipate any other leases greater than 100,000 square feet expiring for the remainder of this year. Additionally, many leases executed during this high lease rollover period have commenced or will commence over the next twelve months. As a result, our occupancy rate is improving. Reported leased percentage increased from 85.0% at June 30, 2012 to 86.4% at June 30, 2013.

Many of these recently commenced leases however include rental abatements, which delay the cash flow benefits of a commenced lease. In addition, several significant leases which were executed during our recent period of high lease rollover were entered into at lower market rental rates than the previous tenant's rental rate. For leases that were executed during the three months ended June 30, 2013 for space that was previously occupied within the past year, initial cash rents for the newly signed leases will decrease approximately 2.4% once the leases commence (leases commence generally 6-24 months after the execution date). For calendar year 2013, we expect SSNOI to decrease by approximately 0% to 2%.

Furthermore, despite the overall increase in leased percentage mentioned above between June 30, 2012 and June 30, 2013, the combination of rent roll downs and leases currently in abatements, and the loss of a large 330,000 square foot tenant at our One Independence Square property in Washington, D.C. resulted in an approximate 1 % decrease in SSNOI for the six months ended June 30, 2013 as compared to the prior year.

Although most of the space associated with recently expired or expiring leases has been re-leased, many of these replacement leases do not commence until future periods after refurbishment of the space has occurred and often these leases include a rent abatement period after a lease commences. As of June 30, 2013, we had approximately 0.4 million square feet of signed leases that have yet to commence for vacant spaces and an additional 1.6 million square feet of commenced leases that were in some form of abatement. Therefore, due to the recent period of high lease rollover drawing to a close, followed by an anticipated period of low lease expirations in 2014 through 2016, we expect there will be greater SSNOI growth than might otherwise be expected based upon the amount of our executed but not commenced leases beginning and any related rental abatement periods expiring.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including capitalization and discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to us. We have determined that other than the impairment charge recognized upon reclassifying the 1111 Durham Avenue building for subsequent disposition of approximately $6.4 million, there has been no impairment in the carrying value of real estate assets owned by us or any of our unconsolidated joint ventures as of June 30, 2013. See Note 9 of our accompanying consolidated financial statements for more detail on the 1111 Durham Avenue building.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of June 30, 2013.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 6 of our accompanying consolidated financial statements for more detail on our VIEs as of June 30, 2013.

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

The changes in fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of June 30, 2013 are designated as cash flow hedges. See Note 5 of our accompanying consolidated financial statements for more detail on our derivative agreements as of June 30, 2013.

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

Contractual Obligations
Our contractual obligations as of June 30, 2013 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Long-term debt(1)	$1,709,146	$575,000	$230,000	$555,525	(2)	$348,621	(4)
Operating lease obligations(3)	77,602	753	1,506	1,506		73,837
Total	$1,786,748	$575,753	$231,506	$557,031		$422,458

(1)
Amounts include principal payments only and balances outstanding as of June 30, 2013. We made interest payments, including payments under our interest rate swaps, of approximately $16.1 million during the six months ended June 30, 2013, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 of our accompanying consolidated financial statements.

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

(3)
Three properties (the River Corporate Center building in Tempe, Arizona; the 8700 South Price Road building in Tempe, Arizona; and the 2001 NW 64th Street building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of June 30, 2013 are presented above.

(4)
Amount includes the Senior Notes which have a contractual amount due at maturity (June 1, 2023) of $350 million, but were issued in May 2013 at a discount to par. Such discount is amortized quarterly over the life of the notes, and the net amount of the Senior Notes is reflected as of June 30, 2013.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 of our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements;

•	Contingencies Related to Tenant Audits/Disputes; and

•	Letters of Credit.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, a significant portion of our debt is based on fixed interest rates, including our most recent issuance of Senior Notes, to hedge against instability in the credit markets. Our exposure to market risk includes interest rate fluctuations in connection with any borrowings under our $500 Million Unsecured Line of Credit and our $300 Million Unsecured Term Loan, although we have effectively fixed the interest rate on our $300 Million Unsecured Term Loan through interest rate swap agreements, provided that we maintain our corporate credit rating. We do not enter into derivative or interest rate transactions for speculative purposes.

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of June 30, 2013 was approximately $1.7 billion. Our interest rate swap agreements in place as of June 30, 2013 carried notional amounts totaling $580 million. Of these interest rate swap agreements, the agreements which hedge the cash flows under our $300 Million Unsecured Term Loan have fixed interest rates of 2.69%, exclusive of changes to our credit rating. See Notes 4, 5 and 7 of our accompanying consolidated financial statements for further detail.

As of June 30, 2013, all of our outstanding debt, except for amounts outstanding under our $500 Million Unsecured Line of Credit, is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt subject to fixed or effectively fixed interest rates has an average effective interest rate of approximately 4.35% per annum with expirations ranging from 2014 to 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has a minimal impact on interest incurred or cash flows.

As of June 30, 2013, we had $73.0 million outstanding on our $500 Million Unsecured Line of Credit, which is the only debt facility subject to variable interest rates. Our $500 Million Unsecured Line of Credit currently has a stated rate of LIBOR plus 1.175% per annum or the prime rate, at the our discretion. Draws outstanding as of June 30, 2013 were subject to a blended rate of 1.38% as of June 30, 2013. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on borrowings outstanding as of June 30, 2013 would increase interest expense approximately $0.7 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2013 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter 2013.

(b)	Not applicable.

(c)
During the quarter ended June 30, 2013, Piedmont repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our previously announced stock repurchase program.

Of the 1,175,316 shares repurchased during the second quarter 2013, 1,020,390 shares (at an average price of $17.42 per share) related to repurchases of our common stock pursuant to our previously announced stock repurchase program, and 154,926 shares (at an average price of $16.83 per share) related to shares purchased and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended June 30, 2013 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)(1)
April 1, 2013 to April 30, 2013	—	$—	—	$208,008
May 1, 2013 to May 31, 2013	—	$—	—	$208,008
June 1, 2013 to June 30, 2013	1,175	$17.34	1,020	$190,198	(1)
Total	1,175	$17.34	1,020

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
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter 2013 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	August 1, 2013	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
SECOND QUARTER 2013
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

4.1
Indenture, dated May 9, 2013, by and among Piedmont Operating Partnership, LP, Piedmont Office Realty Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2013)

4.2	Form of 3.40% Senior Notes due 2023 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2013)

4.3
Registration Rights Agreement, dated May 9, 2013, by and among Piedmont Operating Partnership, LP, Piedmont Office Realty Trust, Inc. and J.P. Morgan Securities, LLC, Morgan Stanley & Co. LLC and U.S. Bancorp Investments, Inc., as representatives of the initial purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2013)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase