Form 10-Q
period 2013-09-30
Piedmont Office Realty Trust, Inc.
filed 2013-10-31
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 30, 2013:
161,112,966 shares

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as the Current Report on Form 8-K containing Exhibit 99.1 filed on June 4, 2013, for the purpose of recasting certain sections of Piedmont's Annual Report on Form 10-K for the year ended December 31, 2012 for dispositions subsequent to December 31, 2012. Piedmont’s results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$675,281	$627,351
Buildings and improvements, less accumulated depreciation of $955,480 and $877,644 as of September 30, 2013 and December 31, 2012, respectively	3,049,905	2,891,323
Intangible lease assets, less accumulated amortization of $70,744 and $67,940 as of September 30, 2013 and December 31, 2012, respectively	66,870	54,744
Construction in progress	61,162	20,373
Real estate assets held for sale, net	19,734	18,941
Total real estate assets	3,872,952	3,612,732
Investments in unconsolidated joint ventures	18,668	37,226
Cash and cash equivalents	15,972	12,957
Tenant receivables, net of allowance for doubtful accounts of $306 and $346 as of September 30, 2013 and December 31, 2012, respectively	31,006	25,038
Straight-line rent receivables	135,487	121,506
Due from unconsolidated joint ventures	—	463
Restricted cash and escrows	385	334
Prepaid expenses and other assets	17,610	13,022
Goodwill	180,097	180,097
Interest rate swaps	19,192	1,075
Deferred financing costs, less accumulated amortization of $12,365 and $10,479 as of September 30, 2013 and December 31, 2012, respectively	7,990	6,454
Deferred lease costs, less accumulated amortization of $129,998 and $112,496 as of September 30, 2013 and December 31, 2012, respectively	275,234	243,178
Other assets held for sale, net	1,960	793
Total assets	$4,576,553	$4,254,875
Liabilities:
Unsecured debt	$835,650	$429,000
Secured debt	987,525	987,525
Accounts payable, accrued expenses, and accrued capital expenditures	159,675	127,263
Deferred income	26,575	21,552
Intangible lease liabilities, less accumulated amortization of $43,322 and $40,931 as of September 30, 2013 and December 31, 2012, respectively	41,435	40,805
Interest rate swaps	5,010	8,235
Total liabilities	2,055,870	1,614,380
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2013 or December 31, 2012	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2013 or December 31, 2012	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 161,270,766 and 167,556,001 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,613	1,676
Additional paid-in capital	3,668,424	3,667,051
Cumulative distributions in excess of earnings	(1,165,794)	(1,022,681)
Other comprehensive income/(loss)	14,827	(7,160)
Piedmont stockholders’ equity	2,519,070	2,638,886
Noncontrolling interest	1,613	1,609
Total stockholders’ equity	2,520,683	2,640,495
Total liabilities and stockholders’ equity	$4,576,553	$4,254,875
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$116,810	$104,948	$333,855	$312,007
Tenant reimbursements	27,418	27,132	77,168	80,290
Property management fee revenue	890	520	2,034	1,720
	145,118	132,600	413,057	394,017
Expenses:
Property operating costs	58,767	50,483	164,420	154,568
Depreciation	30,785	27,921	90,688	81,721
Amortization	13,878	15,165	34,244	39,095
General and administrative	5,841	5,508	16,678	15,629
	109,271	99,077	306,030	291,013
Real estate operating income	35,847	33,523	107,027	103,004
Other income (expense):
Interest expense	(19,331)	(16,247)	(53,932)	(48,727)
Interest and other income/(expense)	(611)	383	(1,960)	765
Litigation settlement recovery/(expense)	—	(7,500)	1,250	(7,500)
Net recoveries of casualty loss	3,919	—	6,061	—
Equity in income of unconsolidated joint ventures	46	323	604	739
Loss on consolidation	(898)	—	(898)	—
	(16,875)	(23,041)	(48,875)	(54,723)
Income from continuing operations	18,972	10,482	58,152	48,281
Discontinued operations:
Operating income	128	607	1,109	2,914
Impairment loss	—	—	(6,402)	—
Gain/(loss) on sale of real estate assets	—	(254)	16,258	27,583
Income from discontinued operations	128	353	10,965	30,497
Net income	19,100	10,835	69,117	78,778
Less: Net income attributable to noncontrolling interest	(4)	(4)	(12)	(12)
Net income attributable to Piedmont	$19,096	$10,831	$69,105	$78,766
Per share information – basic and diluted:
Income from continuing operations	$0.12	$0.06	$0.35	$0.28
Income from discontinued operations	—	—	0.06	0.18
Net income available to common stockholders	$0.12	$0.06	$0.41	$0.46
Weighted-average common shares outstanding – basic	164,683,173	168,805,589	166,597,577	171,162,281
Weighted-average common shares outstanding – diluted	164,796,275	168,929,039	166,734,464	171,295,098
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012

Net income attributable to Piedmont		$19,096		$10,831		$69,105		$78,766
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(2,201)		(2,756)		19,659		(8,628)
Plus: Reclassification of previously recorded loss included in net income (See Note 5)	783		762		2,328		2,249
Other comprehensive income/(loss)		(1,418)		(1,994)		21,987		(6,379)
Comprehensive income attributable to Piedmont		$17,678		$8,837		$91,092		$72,387

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2011	172,630	$1,726	$3,663,662	$(891,032)	$(2,537)	$1,609	$2,773,428
Share repurchases as part of an announced plan	(5,255)	(52)	—	(88,685)	—	—	(88,737)
Offering costs associated with the issuance of common stock	—	—	567	—	—	—	567
Dividends to common stockholders ($0.80 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(195)	(136,168)	—	(15)	(136,378)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	181	2	3,017	—	—	—	3,019
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	93,204	—	—	93,204
Other comprehensive loss	—	—	—	—	(4,623)	—	(4,623)
Balance, December 31, 2012	167,556	1,676	3,667,051	(1,022,681)	(7,160)	1,609	2,640,495
Share repurchases as part of an announced plan	(6,433)	(64)	—	(112,287)	—	—	(112,351)
Offering costs associated with the issuance of common stock	—	—	(91)	—	—	—	(91)
Dividends to common stockholders ($0.60 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(163)	(99,931)	—	(8)	(100,102)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	148	1	1,627	—	—	—	1,628
Net income attributable to noncontrolling interest	—	—	—	—	—	12	12
Net income attributable to Piedmont	—	—	—	69,105	—	—	69,105
Other comprehensive income	—	—	—	—	21,987	—	21,987
Balance, September 30, 2013	161,271	$1,613	$3,668,424	$(1,165,794)	$14,827	$1,613	$2,520,683

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$69,117	$78,778
Operating distributions received from unconsolidated joint ventures	1,475	1,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	91,376	84,100
Amortization of deferred financing costs	1,931	2,056
Settlement of forward starting interest rate swaps	672	—
Other amortization	34,384	38,895
Impairment loss on real estate assets	6,402	—
Stock compensation expense	1,489	1,492
Equity in income of unconsolidated joint ventures	(604)	(740)
Gain on sale of real estate assets, net	(16,258)	(27,583)
Loss on consolidation	898	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(24,257)	(15,358)
Increase in restricted cash and escrows	(51)	(13,813)
Increase in prepaid expenses and other assets	(4,539)	(3,335)
Increase/(decrease) in accounts payable and accrued expenses	1,291	(483)
Increase/(decrease) in deferred income	5,022	(3,211)
Net cash provided by operating activities	168,348	142,603
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(250,127)	(2,500)
Capitalized expenditures, net of accruals	(112,486)	(71,936)
Acquisition of unconsolidated joint ventures, net of cash assumed	(14,242)	—
Net sales proceeds from wholly-owned properties	49,326	74,845
Investments in unconsolidated joint ventures	(793)	—
Deferred lease costs paid	(28,349)	(39,319)
Net cash used in investing activities	(356,671)	(38,910)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,447)	(2,991)
Proceeds from debt	832,603	365,000
Repayments of debt	(426,000)	(401,500)
Costs of issuance of common stock	(91)	(229)
Repurchases of common stock as part of announced plan	(111,625)	(80,130)
Dividends paid and discount on dividend reinvestments	(100,102)	(102,770)
Net cash provided by/(used in) financing activities	191,338	(222,620)
Net increase/(decrease) in cash and cash equivalents	3,015	(118,927)
Cash and cash equivalents, beginning of period	12,957	139,690
Cash and cash equivalents, end of period	$15,972	$20,763

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued share repurchases as part of an announced plan	$726	$—
Accrued capital expenditures and deferred lease costs	$38,837	$11,177
Accrued deferred financing costs	$—	$110

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

1.Organization
Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in June of 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned subsidiary, Piedmont Office Holdings, Inc ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of September 30, 2013, Piedmont owned interests in 77 consolidated office properties, plus two buildings owned through an unconsolidated joint venture. Our 77 consolidated office properties are located in 18 metropolitan areas across the United States. These office properties comprise approximately 21.1 million square feet of primarily Class A commercial office space, and were approximately 86.7% leased as of September 30, 2013.

2.Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results and certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to the required presentation of income from discontinued operations for properties sold during the nine months ended September 30, 2013 and during the year ended December 31, 2012 (see Note 9), as well as reclassifying other rental income as rental income to be consistent with current period presentation, as further described in "Revenue Recognition" below. None of these reclassifications affect net income attributable to Piedmont as presented in previous periods.

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

Revenue Recognition

All leases of real estate assets held by Piedmont are classified as operating leases, and the related base rental income is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination revenues are recognized ratably as rental revenue over the revised remaining lease term after giving effect to the termination notice. Contingent rental income recognition is deferred until the specific lease-related targets are achieved.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes. Piedmont is subject to certain taxes related to the operations of properties in certain locations, as well as operations conducted by its taxable REIT subsidiary, POH, which have been provided for in the financial statements.

3.Acquisitions
During the nine months ended September 30, 2013, Piedmont acquired the following properties:

Property		Metropolitan Statistical Area	Date of Acquisition	Rentable Square Feet	Percentage Leased as of Acquisition	Contractual Purchase Price (in millions)
Arlington Gateway		Washington, D.C.	March 4, 2013	333,948	99%	$175.6
5 & 15 Wayside Road		Boston, MA	March 22, 2013	271,434	95%	$69.3
2020 W. 89th Street	(1)	Kansas City, KS	August 12, 2013	68,376	89%	$4.3	(2)
5301 Maryland Way	(1)	Nashville, TN	August 12, 2013	201,237	100%	$18.5	(2)
4685 Investment Drive	(1)	Detroit, MI	August 12, 2013	77,045	100%	$10.0	(2)

Land Parcel		Metropolitan Statistical Area	Date of Acquisition	Acreage	Purchase Price (in millions)
Royal Lane		Dallas, TX	August 1, 2013	10.59	$2.6

(1) On August 12, 2013, Piedmont purchased all of the remaining interests in three office properties previously held through two unconsolidated joint ventures for approximately $14.7 million in cash.

(2) Purchase price represents the estimated fair value of the respective property which was derived by reference to a credible, unrelated third-party offer and verified using discounted cash flow analysis. Under the terms of the respective joint venture agreements, Piedmont exercised its dissenter's right to buy out each of its co-venturers' interests based upon the terms of the third-party offer. The $0.9 million difference between the fair value of the properties acquired and the sum of Piedmont's previously recorded book value in investment in unconsolidated joint ventures plus cash consideration paid for the interests was recorded as a loss on consolidation in Piedmont's consolidated statement of operations for the three months ended September 30, 2013.

4.Debt
On May 9, 2013, Piedmont, through its 100% owned operating partnership, Piedmont OP, issued $350 million in aggregate principal amount of 3.40% Senior Notes which mature on June 1, 2023 (the “Senior Notes”). The Senior Notes were originally offered in a private offering and subsequently exchanged for notes registered under the Securities Act of 1933, as amended. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Piedmont.

Upon issuance of the Senior Notes, Piedmont OP received proceeds of approximately $348.6 million, reflecting a discount of approximately $1.4 million which is being amortized as interest expense under the effective interest method over the ten-year term of the Senior Notes. In addition, in conjunction with the issuance, Piedmont settled two forward starting rate swaps, consisting of notional amounts of $220 million and $30 million, respectively. The settlement of the swaps resulted in a gain of approximately $0.7 million that is being amortized as an offset to interest expense over the ten-year term of the Senior Notes. See Note 5 for further detail.

During the nine months ended September 30, 2013, Piedmont incurred additional working capital borrowings of $484.0 million and, utilizing the proceeds of the Senior Notes issuance described above as well as other cash on hand, made repayments totaling $426.0 million on its $500 Million Unsecured Line of Credit. Piedmont also made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $15.5 million and $15.7 million for the three months ended September 30, 2013 and 2012, respectively, and $47.3 million and $47.1 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 Piedmont had no capitalized interest.

See Note 7 for a description of Piedmont’s estimated fair value of debt as of September 30, 2013.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2013 and December 31, 2012 (in thousands):

Facility	Collateral	Rate(1)		Maturity	Amount Outstanding as of
					September 30, 2013	December 31, 2012
Secured (Fixed)
$200.0 Million Mortgage Note	Aon Center	4.87%		5/1/2014	$200,000	$200,000
$25.0 Million Mortgage Note	Aon Center	5.70%		5/1/2014	25,000	25,000
$350.0 Million Secured Pooled Facility	Nine Property Collateralized Pool (2)	4.84%		6/7/2014	350,000	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015	105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool (3)	5.50%		4/1/2016	125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016	42,525	42,525
$140.0 Million WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017	140,000	140,000
Subtotal/Weighted Average (4)		5.17%			987,525	987,525
Unsecured (Variable and Fixed)
$300 Million Unsecured Term Loan		LIBOR + 1.45%	(5)	11/22/2016	300,000	300,000
$500 Million Unsecured Line of Credit		1.36%	(6)	8/19/2016	187,000	129,000
$350 Million Senior Notes		3.40%	(7)	6/1/2023	348,650	—
Subtotal/Weighted Average (4)		2.71%			835,650	429,000
Total/ Weighted Average (4)		4.04%			$1,823,175	$1,416,525

(1)	All of Piedmont’s outstanding debt as of September 30, 2013 and December 31, 2012 is interest-only debt.

(2)
Nine property collateralized pool includes: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(3)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(4)
Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of September 30, 2013, except for the $350 Million Senior Notes, which were issued at a discount (see footnote 7 below).

(5)
The $300 Million Unsecured Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.69%.

(6)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.175% as of September 30, 2013) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of September 30, 2013 consisted of 30-day LIBOR draws ranging from 0.18% to 0.19% (subject to the additional spread mentioned above).

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the nine months ended September 30, 2013, Piedmont used four interest rate swap agreements with a total notional value of $300 million to hedge the variable cash flows associated with its $300 Million Unsecured Term Loan.

Additionally, over the course of the twelve months ended September 30, 2013, Piedmont entered into six forward starting interest rate swap agreements with a total notional value of $530 million to hedge the risk of changes in the interest-related cash flows associated with various potential issuances of long-term debt. In conjunction with the issuance of the Senior Notes (see Note 4), Piedmont settled two of the forward starting swap agreements with a total notional value of $250 million for a gain of approximately $0.7 million. The gain was recorded as accumulated other comprehensive income and is being amortized as an offset to interest expense over the ten-year term of the Senior Notes. Piedmont continues to hold the remaining $280 million of forward starting interest rate swaps to hedge its exposure to the variability in future cash flows for additional potential future debt issuances over a maximum period of 126 months.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2013 is as follows:

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

Piedmont has elected to present its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap asset and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2013 and December 31, 2012, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2013	December 31, 2012
Gross derivative assets	$19,192	$1,075
Gross derivative liabilities	(5,010)	(8,235)
Net derivative asset/(liability)	$14,182	$(7,160)

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the fair value of these derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income ("OCI") and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of Piedmont's interest rate derivatives that was recorded in the accompanying consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, respectively, is as follows:

	Three Months Ended		Nine Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Amount of gain/(loss) recognized in OCI on derivative	$(2,201)	$(2,756)	$19,659	$(8,628)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$783	$762	$2,328	$2,249

Piedmont estimates that approximately $5.9 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three and nine months ended September 30, 2013 or 2012.

Additionally, see Note 7 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $5.1 million. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.
A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of September 30, 2013 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of September 30, 2013	Net Carrying Amount as of December 31, 2012	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(4.5)	$(5.7)
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

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$228.0	$194.0
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

Medici Atlanta, LLC	100%	The Medici	Consolidated	$14.5	$13.7
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

400 TownPark, LLC	100%	400 TownPark	Consolidated	$22.1	$23.5
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

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, accounts receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013			December 31, 2012
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$15,972	$15,972	Level 1	$12,957	$12,957	Level 1
Tenant receivables, net(1)	$31,006	$31,006	Level 1	$25,038	$25,038	Level 1
Restricted cash and escrows(1)	$385	$385	Level 1	$334	$334	Level 1
Interest rate swap asset	$19,192	$19,192	Level 2	$1,075	$1,075	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$22,229	$22,229	Level 1	$23,113	$23,113	Level 1
Interest rate swap liability	$5,010	$5,010	Level 2	$8,235	$8,235	Level 2
Debt	$1,823,175	$1,836,413	Level 2	$1,416,525	$1,470,002	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2013 and December 31, 2012; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 5, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at fair value as of September 30, 2013 and December 31, 2012. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2013 and December 31, 2012, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

8.Commitments and Contingencies

Commitments Under Existing Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two classes: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of September 30, 2013, Piedmont anticipates funding potential non-incremental capital expenditures for tenant improvements of approximately $93.7 million related to its existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next several years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of September 30, 2013, commitments for incremental capital expenditures for tenant improvements associated with new leases, primarily at value-add properties, totaled approximately $23.6 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded additional expense related to such tenant audits/disputes of approximately $0.5 million and $0.2 million during the three months ended September 30, 2013 and September 30, 2012, respectively, and approximately $0.6 million and $0.2 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Letters of Credit

As of September 30, 2013, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Line of Credit:

Amount	Expiration of Letter of Credit (1)
$7,696,548	July 2014
$9,033,164	July 2014
$382,556	July 2014

(1)	These letter of credit agreements automatically renew for consecutive, one-year periods each anniversary, subject to the satisfaction of the credit obligation and certain other limitations.
9.Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations (in thousands):

Building(s) Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
Portland Portfolio(1)	Beaverton, Oregon	March 19, 2012	$17,823	$43,832
26200 Enterprise Way	Lake Forest, California	May 31, 2012	$10,013	$24,412
110 & 112 Hidden Lake Circle Buildings	Duncan, South Carolina	September 21, 2012	$(259)	$25,595
1111 Durham Avenue	South Plainfield, New Jersey	March 28, 2013	$(9)	$3,752
1200 Enclave Parkway	Houston, Texas	May 1, 2013	$16,267	$45,574
350 Spectrum Loop(2)	Colorado Springs, Colorado	Held for Sale(2)	N/A	N/A

(1)
The Portland Portfolio consisted of four office properties known as the Deschutes building, the Rhein building, the Rogue building, and the Willamette building, as well as 18.19 acres of adjoining, undeveloped land.

(2)
On September 30, 2013, Piedmont entered into a binding agreement to sell the 350 Spectrum Loop building with an expected close in November 2013, and in accordance with GAAP, Piedmont reclassified the building from real estate assets held-for-use to real estate assets held-for-sale on its consolidated balance sheet as of September 30, 2013. As such, Piedmont reclassified the operational results of the property as income from discontinued operations for prior periods to conform with current period presentation.

Sale of 1111 Durham Avenue building

In accordance with GAAP during the quarter ended March 31, 2013, Piedmont re-classified the 1111 Durham Avenue building from real estate assets held-for-use (at cost) to real estate assets held for sale (at estimated fair value) and recorded an impairment charge of $6.4 million, which represents the difference in carrying value of the asset at the time the asset met the held for sale criteria. The fair value measurement used in the evaluation of this non-financial asset is considered to be a Level 1 valuation within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the asset. After assessing the age of the building (constructed in 1975) and leasing prospects, Piedmont determined that the sales price should appropriately represent the land value of the asset. As a result, Piedmont disposed of the 1111 Durham Avenue building for a gross sale price of approximately $4.0 million, exclusive of closing costs. The transaction closed on March 28, 2013.

Assets Held for Sale

The details comprising assets held for sale, consisting solely of the 350 Spectrum Loop building, are presented below (in thousands):

	September 30, 2013	December 31, 2012
Real estate assets held for sale, net:
Land	$2,185	$2,186
Building and improvements, less accumulated depreciation of $6,737 and $6,313 as of September 30, 2013 and December 31, 2012, respectively	16,332	16,755
Construction in progress	1,217	—
Total real estate assets held for sale, net	$19,734	$18,941

Other assets held for sale:
Straight-line rent	$1,018	$793
Deferred lease costs, less accumulated amortization of $78 and $0 as of September 30, 2013 and December 31, 2012, respectively	942	—
Total other assets held for sale, net	$1,960	$793

Income from Discontinued Operations

The details comprising income from discontinued operations are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Rental income	$516	$2,388	$2,693	$8,403
Tenant reimbursements	91	410	650	1,298
	607	2,798	3,343	9,701
Expenses:
Property operating costs	316	1,262	1,448	3,834
Depreciation	141	732	687	2,379
Amortization	21	159	138	527
General and administrative	—	38	2	47
	478	2,191	2,275	6,787
Other income (expense):
Interest and other income/(expense)	(1)	—	24	—
Net recoveries of casualty loss	—	—	17	—
	(1)	—	41	—

Operating income, excluding gain/(loss) on sale	128	607	1,109	2,914
Impairment loss	—	—	(6,402)	—
Gain/(loss) on sale of real estate assets	—	(254)	16,258	27,583
Income from discontinued operations	$128	$353	$10,965	$30,497

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

A rollforward of Piedmont's deferred stock award activity for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Deferred Stock Awards as of December 31, 2012	318,893	$18.41
Deferred Stock Awards Granted During Nine Months Ended September 30, 2013	161,257	$19.47
Deferred Stock Awards Vested During Nine Months Ended September 30, 2013	(204,295)	$18.93
Deferred Stock Awards Forfeited During Nine Months Ended September 30, 2013	(2,862)	$18.55
Unvested Deferred Stock Awards as of September 30, 2013	272,993	$18.64

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2013 and 2012, respectively (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Weighted-Average Grant Date Fair Value of Shares Granted During the Period	$—	$17.10	$19.47	$17.48
Total Grant Date Fair Value of Shares Vested During the Period	$28	$28	$3,867	$5,241
Share-based Liability Awards Paid During the Period(1)	$—	$—	$103	$798

(1)	Amounts reflect the issuance of performance share awards during the period.

A detail of Piedmont’s outstanding employee deferred stock awards as of September 30, 2013 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of September 30, 2013
April 5, 2011	Annual Deferred Stock Award	116,116	$19.40	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 5, 2012, 2013, and 2014, respectively.	37,196
April 5, 2011	Fiscal Year 2011-2013 Performance Share Program	—	$18.27	Shares awarded, if any, will vest immediately upon determination of award in 2014.	—	(2)
April 4, 2012	Annual Deferred Stock Award	191,786	$17.53	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 4, 2013, 2014, and 2015, respectively.	116,289
April 4, 2012	Fiscal Year 2012-2014 Performance Share Program	—	$17.42	Shares awarded, if any, will vest immediately upon determination of award in 2015.	—	(2)
April 2, 2013	Annual Deferred Stock Award	146,679	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% will vest on April 2, 2014, 2015, and 2016, respectively.	119,508
April 2, 2013	Fiscal Year 2013-2015 Performance Share Program	—	$18.91	Shares awarded, if any, will vest immediately upon determination of award in 2016.	—	(2)
Total					272,993

(1)	Amounts reflect the total grant, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2013.

(2)
Estimated based on Piedmont's cumulative total stockholder return ("TSR") for the respective performance period through September 30, 2013. As of September 30, 2013, Piedmont's TSR for each of these respective plans was below threshold. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended September 30, 2013 and 2012, respectively, Piedmont recognized approximately $0.7 million and $0.9 million of compensation expense related to stock awards, all of which related to the amortization of nonvested shares. During the nine months ended September 30, 2013 and 2012, respectively, Piedmont recognized approximately $3.0 million and $3.1 million of compensation expense related to stock awards, of which approximately $1.8 million and $1.8 million relates to the amortization of nonvested shares, respectively. During the nine months ended September 30, 2013, a total of 147,515 shares were issued to employees, directors, and officers. As of September 30, 2013, approximately $2.5 million of unrecognized compensation cost related to nonvested, annual deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Weighted-average common shares – basic	164,683	168,806	166,598	171,162
Plus incremental weighted-average shares from time-vested conversions:
Restricted stock awards	113	123	136	133
Weighted-average common shares – diluted	164,796	168,929	166,734	171,295

12.Guarantor and Non-Guarantor Financial Information

The following condensed consolidating financial information for Piedmont Operating Partnership, LP (the "Issuer"), Piedmont Office Realty Trust, Inc. (the "Guarantor"), and the other directly and indirectly owned subsidiaries of the Guarantor (the "Non-Guarantor Subsidiaries") is provided pursuant to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed registered securities. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Non-Guarantor Subsidiaries. Additionally, certain reclassifications have been made to the statements presented below to reflect investments in subsidiaries, which had previously been presented on a net basis, on a gross basis. As all investments in subsidiaries are eliminated in consolidation, none of these reclassifications affect the total financial position or net income attributable to Piedmont as presented in previous periods.

Condensed Consolidated Balance Sheets
As of September 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$88,054	$—	$587,227	$—	$675,281
Buildings and improvements, less accumulated depreciation	492,098	—	2,558,107	(300)	3,049,905
Intangible lease assets, less accumulated amortization	2,547	—	64,323	—	66,870
Construction in progress	2,546	—	58,616	—	61,162
Real estate assets held for sale, net	19,734	—	—	—	19,734
Total real estate assets	604,979	—	3,268,273	(300)	3,872,952
Investments in and amounts due from unconsolidated joint ventures	18,668	—	—	—	18,668
Cash and cash equivalents	12,096	146	3,730	—	15,972
Tenant and straight-line rent receivables, net	35,914	—	130,579	—	166,493
Advances to affiliates	5,110,420	1,293,461	(1,086,177)	(5,317,704)	—
Investment in subsidiary	—	4,035,964	199	(4,036,163)	—
Notes receivable	160,000	2,000	23,890	(185,890)	—
Prepaid expenses, restricted cash, escrows, and other assets	5,671	47	13,218	(941)	17,995
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	19,192	—	—	—	19,192
Deferred financing costs, net	6,703	—	1,287	—	7,990
Deferred lease costs, net	36,293	—	238,941	—	275,234
Other assets held for sale, net	1,960	—	—	—	1,960
Total assets	$6,191,993	$5,331,618	$2,593,940	$(9,540,998)	$4,576,553
Liabilities:
Secured and unsecured debt	$859,540	$—	$1,149,525	$(185,890)	$1,823,175
Accounts payable, accrued expenses, and accrued capital expenditures	20,937	1,360	138,319	(941)	159,675
Advances from affiliates	306,636	4,807,113	244,499	(5,358,248)	—
Deferred income	8,533	—	18,042	—	26,575
Intangible lease liabilities, net	6	—	41,429	—	41,435
Interest rate swaps	5,010	—	—	—	5,010
Total liabilities	1,200,662	4,808,473	1,591,814	(5,545,079)	2,055,870
Stockholders’ Equity:
Common stock	—	1,613	—	—	1,613
Additional paid-in capital	4,035,964	3,668,424	199	(4,036,163)	3,668,424
Retained/(cumulative distributions in excess of) earnings	940,540	(3,146,892)	1,000,314	40,244	(1,165,794)
Other comprehensive loss	14,827	—	—	—	14,827
Piedmont stockholders’ equity	4,991,331	523,145	1,000,513	(3,995,919)	2,519,070
Noncontrolling interest	—	—	1,613	—	1,613
Total stockholders’ equity	4,991,331	523,145	1,002,126	(3,995,919)	2,520,683
Total liabilities and stockholders’ equity	$6,191,993	$5,331,618	$2,593,940	$(9,540,998)	$4,576,553

Condensed Consolidated Balance Sheets
As of December 31, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$91,782	$—	$535,569	$—	$627,351
Buildings and improvements, less accumulated depreciation	511,793	—	2,379,530	—	2,891,323
Intangible lease assets, less accumulated amortization	3,265	—	51,479	—	54,744
Construction in progress	1,056	—	19,317	—	20,373
Real estate assets held for sale, net	18,941	—	—	—	18,941
Total real estate assets	626,837	—	2,985,895	—	3,612,732
Investments in and amounts due from unconsolidated joint ventures	37,689	—	—	—	37,689
Cash and cash equivalents	62,371	238	(49,652)	—	12,957
Tenant receivables, net	33,495	—	113,049	—	146,544
Advances to affiliates	4,623,173	1,300,158	(908,506)	(5,014,825)	—
Investment in subsidiary	—	4,068,844	200	(4,069,044)	—
Notes receivable	160,000	2,500	23,890	(186,390)	—
Prepaid expenses, restricted cash, escrows, and other assets	4,218	15	10,071	(948)	13,356
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	1,075	—	—	—	1,075
Deferred financing costs, net	4,292	—	2,162	—	6,454
Deferred lease costs, net	31,357	—	211,821	—	243,178
Other assets held for sale, net	793	—	—	—	793
Total assets	$5,765,397	$5,371,755	$2,388,930	$(9,271,207)	$4,254,875
Liabilities:
Secured and unsecured debt	$452,890	$—	$1,150,025	$(186,390)	$1,416,525
Accounts payable, accrued expenses, and accrued capital expenditures	20,443	645	107,123	(948)	127,263
Advances from affiliates	274,159	4,636,936	135,940	(5,047,035)	—
Deferred income	5,991	—	15,561	—	21,552
Intangible lease liabilities, net	24	—	40,781		40,805
Interest rate swaps	8,235	—	—	—	8,235
Total liabilities	761,742	4,637,581	1,449,430	(5,234,373)	1,614,380
Stockholders’ Equity:
Common stock	—	1,676	—	—	1,676
Additional paid-in capital	4,068,844	3,667,051	200	(4,069,044)	3,667,051
Retained/(cumulative distributions in excess of) earnings	941,971	(2,934,553)	937,691	32,210	(1,022,681)
Other comprehensive loss	(7,160)	—	—	—	(7,160)
Piedmont stockholders’ equity	5,003,655	734,174	937,891	(4,036,834)	2,638,886
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	5,003,655	734,174	939,500	(4,036,834)	2,640,495
Total liabilities and stockholders’ equity	$5,765,397	$5,371,755	$2,388,930	$(9,271,207)	$4,254,875

Condensed Consolidated Statements of Income
For the three months ended September 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$20,700	$—	$97,492	$(1,382)	$116,810
Tenant reimbursements	4,035	—	23,452	(69)	27,418
Property management fee revenue	—	—	4,003	(3,113)	890
	24,735	—	124,947	(4,564)	145,118
Expenses:
Property operating costs	10,939	—	52,597	(4,769)	58,767
Depreciation	6,068	—	24,717	—	30,785
Amortization	1,353	—	12,525	—	13,878
General and administrative	5,624	64	6,469	(6,316)	5,841
	23,984	64	96,308	(11,085)	109,271
Real estate operating income/(loss)	751	(64)	28,639	6,521	35,847
Other income (expense):
Interest expense	(6,444)	—	(16,028)	3,141	(19,331)
Interest and other income/(expense)	2,262	42	226	(3,141)	(611)
Net casualty (loss)/recoveries	(85)	—	4,004	—	3,919
Equity in income of unconsolidated joint ventures	46	—	—	—	46
Loss on consolidation	(898)	—	—	—	(898)
	(5,119)	42	(11,798)	—	(16,875)
Income/(loss) from continuing operations	(4,368)	(22)	16,841	6,521	18,972
Discontinued operations:
Operating income/(loss)	131	—	(3)	—	128
Income/(loss) from discontinued operations	131	—	(3)	—	128
Net income/(loss)	(4,237)	(22)	16,838	6,521	19,100
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) attributable to Piedmont	$(4,237)	$(22)	$16,834	$6,521	$19,096

Condensed Consolidated Statements of Income
For the three months ended September 30, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$18,889	$—	$87,448	$(1,389)	$104,948
Tenant reimbursements	4,655	—	22,547	(70)	27,132
Property management fee revenue	—	—	3,634	(3,114)	520
	23,544	—	113,629	(4,573)	132,600
Expenses:
Property operating costs	11,279	—	44,006	(4,802)	50,483
Depreciation	6,200	—	21,721	—	27,921
Amortization	1,378	—	13,787	—	15,165
General and administrative	4,895	84	6,503	(5,974)	5,508
	23,752	84	86,017	(10,776)	99,077
Real estate operating income/(loss)	(208)	(84)	27,612	6,203	33,523
Other income (expense):
Interest expense	(3,360)	—	(16,041)	3,154	(16,247)
Interest and other income/(expense)	3,245	—	292	(3,154)	383
Litigation settlement expense	(7,500)	—	—	—	(7,500)
Equity in income of unconsolidated joint ventures	323	—	—	—	323
	(7,292)	—	(15,749)	—	(23,041)
Income/(loss) from continuing operations	(7,500)	(84)	11,863	6,203	10,482
Discontinued operations:
Operating income	509	—	98	—	607
Loss on sale of real estate assets	(254)	—	—	—	(254)
Income from discontinued operations	255	—	98	—	353
Net income/(loss)	(7,245)	(84)	11,961	6,203	10,835
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) attributable to Piedmont	$(7,245)	$(84)	$11,957	$6,203	$10,831

Condensed Consolidated Statements of Income
For the nine months ended September 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$57,754	$—	$279,931	$(3,830)	$333,855
Tenant reimbursements	12,018	—	65,357	(207)	77,168
Property management fee revenue	—	—	11,392	(9,358)	2,034
	69,772	—	356,680	(13,395)	413,057
Expenses:
Property operating costs	31,107	—	147,014	(13,701)	164,420
Depreciation	18,074	—	72,614	—	90,688
Amortization	3,926	—	30,318	—	34,244
General and administrative	16,024	249	18,896	(18,491)	16,678
	69,131	249	268,842	(32,192)	306,030
Real estate operating income/(loss)	641	(249)	87,838	18,797	107,027
Other income (expense):
Interest expense	(15,478)	—	(47,879)	9,425	(53,932)
Interest and other income/(expense)	7,834	128	(497)	(9,425)	(1,960)
Litigation settlement recovery	1,250	—	—	—	1,250
Net casualty (loss)/recoveries	(239)	—	6,300	—	6,061
Equity in income of unconsolidated joint ventures	604	—	—	—	604
Loss on consolidation	(898)	—	—	—	(898)
	(6,927)	128	(42,076)	—	(48,875)
Income/(loss) from continuing operations	(6,286)	(121)	45,762	18,797	58,152
Discontinued operations:
Operating income, excluding impairment loss	503	—	606		1,109
Impairment loss	(6,402)	—	—	—	(6,402)
Gain/(loss) on sale of real estate assets	(9)	—	16,267	—	16,258
Income/(loss) from discontinued operations	(5,908)	—	16,873	—	10,965
Net income/(loss)	(12,194)	(121)	62,635	18,797	69,117
Less: Net income attributable to noncontrolling interest	—	—	(12)	—	(12)
Net income/(loss) attributable to Piedmont	$(12,194)	$(121)	$62,623	$18,797	$69,105

Condensed Consolidated Statements of Income
For the nine months ended September 30, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$55,272	$—	$260,287	$(3,552)	$312,007
Tenant reimbursements	12,774	—	67,727	(211)	80,290
Property management fee revenue	—	—	10,705	(8,985)	1,720
	68,046	—	338,719	(12,748)	394,017
Expenses:
Property operating costs	31,416	—	136,444	(13,292)	154,568
Depreciation	17,439	—	64,282	—	81,721
Amortization	3,981	—	35,114	—	39,095
General and administrative	14,930	224	18,057	(17,582)	15,629
	67,766	224	253,897	(30,874)	291,013
Real estate operating income/(loss)	280	(224)	84,822	18,126	103,004
Other income (expense):
Interest expense	(9,120)	—	(48,965)	9,358	(48,727)
Interest and other income/(expense)	9,268	—	855	(9,358)	765
Litigation settlement expense	(7,500)	—	—	—	(7,500)
Equity in income of unconsolidated joint ventures	739	—	—	—	739
	(6,613)	—	(48,110)	—	(54,723)
Income/(loss) from continuing operations	(6,333)	(224)	36,712	18,126	48,281
Discontinued operations:
Operating income	2,795	—	119	—	2,914
Gain on sale of real estate assets	27,582	—	1	—	27,583
Income from discontinued operations	30,377	—	120	—	30,497
Net income/(loss)	24,044	(224)	36,832	18,126	78,778
Less: Net income attributable to noncontrolling interest	—	—	(12)	—	(12)
Net income/(loss) attributable to Piedmont	$24,044	$(224)	$36,820	$18,126	$78,766

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$18,325	$1,363	$129,863	$18,797	$168,348

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(5,858)	—	(357,055)	300	(362,613)
Intercompany note receivable	—	500	—	(500)	—
Assets assumed upon acquisition of joint ventures	18,045	—	(32,287)	—	(14,242)
Net sales proceeds from wholly-owned properties	3,752	—	45,574	—	49,326
Investments in unconsolidated joint ventures	(793)	—	—	—	(793)
Deferred lease costs paid	(10,015)	—	(18,334)	—	(28,349)
Net cash (used in)/provided by investing activities	5,131	500	(362,102)	(200)	(356,671)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,447)	—	—	—	(3,447)
Proceeds from debt	832,603	—	—	—	832,603
Repayments of debt	(426,000)	—	—	—	(426,000)
Intercompany note payable	—	—	(500)	500	—
Costs of issuance of common stock	—	(91)	—	—	(91)
Repurchases of common stock as part of announced plan	—	(111,625)	—	—	(111,625)
Distributions to/repayments from affiliates	(476,887)	209,855	286,129	(19,097)	—
Dividends paid and discount on dividend reinvestments	—	(100,094)	(8)	—	(100,102)
Net cash provided by/(used in) financing activities	(73,731)	(1,955)	285,621	(18,597)	191,338
Net increase/(decrease) in cash and cash equivalents	(50,275)	(92)	53,382	—	3,015
Cash and cash equivalents, beginning of period	62,371	238	(49,652)	—	12,957
Cash and cash equivalents, end of period	$12,096	$146	$3,730	$—	$15,972

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$748	$1,527	$122,202	$18,126	$142,603

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(16,558)	—	(57,878)	—	(74,436)
Intercompany note receivable	(3,100)	—	—	3,100	—
Net sales proceeds from wholly-owned properties	74,845	—	—	—	74,845
Deferred lease costs paid	(2,837)	—	(36,482)	—	(39,319)
Net cash provided by/(used in) investing activities	52,350	—	(94,360)	3,100	(38,910)
Cash Flows from Financing Activities:
Deferred financing costs paid	(2,991)	—	—	—	(2,991)
Proceeds from debt	365,000	—	—	—	365,000
Repayments of debt	(216,500)	—	(185,000)	—	(401,500)
Intercompany note payable	—	—	3,100	(3,100)	—
Costs of issuance of common stock	—	(229)	—	—	(229)
Repurchases of common stock as part of announced plan	—	(80,130)	—	—	(80,130)
Distributions to/repayments from affiliates	(305,743)	181,605	142,264	(18,126)	—
Dividends paid and discount on dividend reinvestments	—	(102,762)	(8)	—	(102,770)
Net cash used in financing activities	(160,234)	(1,516)	(39,644)	(21,226)	(222,620)
Net (decrease)/increase in cash and cash equivalents	(107,136)	11	(11,802)	—	(118,927)
Cash and cash equivalents, beginning of period	166,920	139	(27,369)	—	139,690
Cash and cash equivalents, end of period	$59,784	$150	$(39,171)	$—	$20,763

13.Other Subsequent Events

Fourth Quarter Dividend Declaration

On October 30, 2013, the board of directors of Piedmont declared dividends for the fourth quarter of 2013 in the amount of $0.20 per common share outstanding to stockholders of record as of the close of business on November 29, 2013. Such dividends are to be paid on December 20, 2013.

Amendment and Restatement of Stock Repurchase Plan

Our current stock repurchase plan expires in November of 2013. On October 30, 2013, our board of directors amended and restated the plan to authorize $150 million in stock repurchases over the next two years. Piedmont may repurchase the shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. Repurchases will depend upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice.

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

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured Line of Credit, and proceeds from selective property dispositions, as our primary sources of immediate liquidity. As of the time of this filing, we had approximately $272.1 million in capacity under the line of credit facility available for future borrowing (approximately $13.9 million of capacity is reserved as security for outstanding letters of credit required by various third parties). Depending on the timing and volume of property acquisition and disposition activities and debt maturities, we may also issue additional equity or debt securities from time to time. In addition, we may also seek additional borrowings from third-party lenders as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital is highly dependent on market conditions.

We estimate that our most consistent use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at our discretion at any of our various properties and (ii) tenant improvement allowances and leasing commissions that we have committed to as part of executed leases with our tenants. Due to the high lease rollover that we have experienced over the last several years, the majority of our expected capital expenditures relate to leasing commissions and tenant improvement allowances as we complete tenant build-outs in preparation for the commencement of executed leases. During the year ended December 31, 2012 and the nine months ended September 30, 2013, we incurred obligations averaging approximately $5.39 and $3.47 per square foot per year of lease term, respectively, for such capital expenditures. As of September 30, 2013, unrecorded contractual obligations for non-incremental tenant improvements related to our existing lease portfolio totaled $93.7 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that the majority of this amount may be requested over the next 12 - 24 months as certain significant leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with new leases, primarily at value-add properties, total approximately $23.6 million.

We also anticipate incurring market-based concession packages, typically consisting of the tenant allowances described above and/or rent abatement periods, and paying broker commissions in conjunction with the commencement of recently executed, or soon to be executed, leases. Further, we anticipate continuing to grant such concession packages as we negotiate future leases. Given our average lease size of between 30,000 and 35,000 square feet, some of the concession packages that we grant can result in significant capital outlays. In particular, there are currently five blocks of space in excess of 200,000 square feet in our Washington, D.C. and Chicago portfolio that are subject to re-leasing efforts, and we may grant significant concession packages to secure new, or renew existing, tenants for those spaces. Both the timing and magnitude of any such concessions have yet to be determined and are highly dependent on competitive market conditions at the time of lease negotiations.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate additional acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. In March 2013, we acquired two properties, Arlington Gateway in the Washington, D.C. market and 5 & 15 Wayside Road in the Boston, Massachusetts market. These purchases were initially funded using our $500 Million Unsecured Line of Credit and subsequently refinanced with long-term debt through our Senior Notes issuance in May 2013. Additionally, we purchased the remaining partnership interests in three properties previously held through joint ventures, using available capacity under our $500 Million Unsecured Line of Credit, in order to maximize stockholder value by gaining sole control of the leasing and exit strategy for these assets.

Additionally, during the nine months ended September 30, 2013, we have used $111.6 million to repurchase shares of our common stock on the open market pursuant to our publicly announced stock repurchase plan. We have used the plan to repurchase our common stock when we believe that shares are trading at a meaningful discount to our estimate of the fair value of our assets. The current plan was set to expire in November of 2013. On October 30, 2013, our board of directors amended and restated the plan to authorize $150 million in stock repurchases over the next two years. Consequently, dependent upon our prevailing stock price, we anticipate that stock repurchases may continue to be a use of capital over the next few years.

Finally, we expect to use capital to repay debt when obligations become due. We currently have no debt maturities scheduled for the remainder of 2013; however, we have $575 million of secured debt maturing in the first six months of 2014. Subject to our assessment of market conditions, we currently anticipate refinancing these amounts with unsecured debt. In anticipation of incurring replacement debt and considering the historically low interest rate environment, we have entered into several forward starting interest rate swaps with a total notional value of $280 million to partially protect us against rising interest rates by locking a portion of the interest rate on future unsecured debt with a 10-year maturity. Again, subject to our assessment of market conditions, we may enter into additional similar swaps in the future.

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

Results of Operations

Overview

Our income from continuing operations increased from $0.06 per share for the three months ended September 30, 2012 to $0.12 per share for the three months ended September 30, 2013. The current quarter includes $3.9 million, or approximately $0.02 per diluted share, in insurance reimbursements related to casualty losses incurred in prior periods, whereas the third quarter of the prior year included $7.5 million, or approximately $0.05 per diluted share, of litigation settlement expense. In addition, the current quarter reflects increased interest expense associated with higher outstanding debt balances during the current quarter primarily as a result of property acquisitions made by the Company earlier this year.

Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2013 and 2012, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2013%		September 30, 2012%		$ Increase (Decrease)
Revenue:
Rental income	$116.8		$105.0		$11.8
Tenant reimbursements	27.4		27.1		0.3
Property management fee revenue	0.9		0.5		0.4
Total revenues	145.1	100%	132.6	100%	12.5
Expense:
Property operating costs	58.8	40%	50.5	38%	8.3
Depreciation	30.8	21%	27.9	21%	2.9
Amortization	13.9	10%	15.2	12%	(1.3)
General and administrative	5.8	4%	5.5	4%	0.3
Real estate operating income	35.8	25%	33.5	25%	2.3
Other income (expense):
Interest expense	(19.3)	(13)%	(16.2)	(12)%	(3.1)
Interest and other income (expense)	(0.6)	(1)%	0.4	—%	(1.0)
Litigation settlement expense	—	—%	(7.5)	(5)%	7.5
Net recoveries of casualty loss	3.9	3%	—	—%	3.9
Equity in income of unconsolidated joint ventures	0.1	—%	0.3	—%	(0.2)
Loss on consolidation	(0.9)	(1)%	—	—%	(0.9)
Income from continuing operations	$19.0	13%	$10.5	8%	$8.5
Income from discontinued operations	$0.1		$0.4		$(0.3)

Continuing Operations

Revenue

Rental income increased from approximately $105.0 million for the three months ended September 30, 2012 to approximately $116.8 million for the three months ended September 30, 2013 primarily due to approximately $8.5 million of additional revenue attributable to properties acquired during the current year as well as the commencement of several significant leases over the last twelve months, partially offset by the expiration of a 330,000 square foot lease at our One Independence Square building in Washington, D. C. during March 2013.

Tenant reimbursements increased from approximately $27.1 million for the three months ended September 30, 2012 to approximately $27.4 million for the three months ended September 30, 2013. Although we recognized a $1.1 million reduction in tenant reimbursements as a result of operating expense and tax abatements granted on a large lease renewal at the 500 W. Monroe building in Chicago, Illinois, this reduction was offset by higher property tax expense recoveries and utility expense reimbursements at certain of our properties as well as approximately $0.5 million of additional tenant reimbursements associated with properties acquired during the current year.

Property management fee revenue increased approximately $0.4 million for the three months ended September 30, 2013 compared to the same period in the prior year primarily due to the buyer retaining our property management services subsequent to the sale of our 1200 Enclave Parkway building in Houston, Texas in May 2013.

Expense

Property operating costs increased approximately $8.3 million for the three months ended September 30, 2013 compared to the same period in the prior year primarily due to an increase in recoverable property tax expense of approximately $4.4 million, as well as additional expense attributable to properties acquired and increased occupancy at several buildings, during the current period.

Depreciation expense increased approximately $2.9 million for the three months ended September 30, 2013 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to the prior period which contributed approximately $1.9 million of the increase. The remainder of the increase is due to additional depreciation recognized on new properties acquired during the current year.

Amortization expense decreased approximately $1.3 million for the three months ended September 30, 2013 compared to the same period in the prior year. The variance is primarily attributable to the acceleration of amortization expense on certain lease intangible assets related to a lease termination due to a tenant bankruptcy at our 500 W. Monroe building in the prior period of approximately $3.8 million. This variance was largely offset by the acceleration of amortization related to lease modifications/terminations in the current period of approximately $2.4 million, primarily at our 5 & 15 Wayside Road building.

General and administrative expenses increased approximately $0.3 million for the three months ended September 30, 2013 compared to the same period in the prior year. The increase in expenses is primarily attributable to lower insurance reimbursements of legal expenses in the current period related to litigation settled in October 2012.

Other Income (Expense)

Interest expense increased approximately $3.1 million for the three months ended September 30, 2013 compared to the same period in the prior year. The increase is attributable to higher outstanding, long-term debt balances during the current quarter primarily as a result of property acquisitions during the first quarter of 2013.

Interest and other income/(expense) decreased approximately $1.0 million for the three months ended September 30, 2013 compared to the same period in the prior year. Of the variance, $0.4 million is attributable to the decrease in interest income associated with the repayment of a note receivable in October 2012. The remaining variance is attributable to higher costs related to unconsummated capital markets transactions in the current period.

During the prior period, we incurred $7.5 million of litigation settlement expense related to settlement agreements of two class action lawsuits.

The approximate $3.9 million net casualty gain recognized during the current period is attributable to insurance recoveries related to damages incurred during the fourth quarter of 2012 at certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy. We anticipate receiving additional insurance recoveries related to these damages in future periods.

During the three months ended September 30, 2013, we purchased all of the remaining interests in three office properties previously held through two unconsolidated joint ventures for $14.7 million in cash. The estimated fair value of the respective properties were derived by reference to a credible, unrelated third-party offer and verified using discounted cash flow analysis. Under the terms of the respective joint venture agreements, Piedmont exercised its dissenter's right to buy out each of its co-venturers' interests based upon the terms of the third-party offer. The $0.9 million difference between the fair value of the properties acquired and the sum of Piedmont's previously recorded book value in investment in unconsolidated joint ventures plus cash consideration paid for the interests was recorded as a loss on consolidation in Piedmont's consolidated statement of operations for the three months ended September 30, 2013. The acquisition also resulted in a decrease in equity in income of unconsolidated joint ventures as compared to the prior period, as the results of operations of these properties are now consolidated on the same basis as Piedmont's other wholly-owned properties.

Discontinued Operations

The operations of the Deschutes building, the Rhein building, the Rogue building, and the Willamette building, and 18.19 acres of adjoining, undeveloped land in Beaverton, Oregon (collectively the "Portland Portfolio"), the 26200 Enterprise Way building in Lake Forest, California, the 110 and 112 Hidden Lake Circle buildings in Duncan, South Carolina, the 1111 Durham Avenue building in South Plainfield, New Jersey, the 1200 Enclave Parkway building and the 350 Spectrum Loop building (currently held for sale) in Colorado Springs, Colorado are classified as discontinued operations for all periods presented. Income from discontinued operations decreased approximately $0.3 million for the three months ended September 30, 2013 compared to the same period in the prior year. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the occurrence and timing of future property dispositions.

Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2013 and 2012, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2013%		September 30, 2012%		$ Increase (Decrease)
Revenue:
Rental income	$333.9		$312.0		$21.9
Tenant reimbursements	77.2		80.3		(3.1)
Property management fee revenue	2.0		1.7		0.3
Total revenues	413.1	100%	394.0	100%	19.1
Expense:
Property operating costs	164.4	40%	154.6	39%	9.8
Depreciation	90.7	22%	81.7	21%	9.0
Amortization	34.3	8%	39.1	10%	(4.8)
General and administrative	16.7	4%	15.6	4%	1.1
Real estate operating income	107.0	26%	103.0	26%	4.0
Other income (expense):
Interest expense	(53.9)	(13)%	(48.7)	(12)%	(5.2)
Interest and other income/(expense)	(2.0)	—%	0.8	—%	(2.8)
Litigation settlement recovery/(expense)	1.3	—%	(7.5)	(2)%	8.8
Net recoveries of casualty loss	6.1	1%	—	—%	6.1
Equity in income of unconsolidated joint ventures	0.6	—%	0.7	—%	(0.1)
Loss on consolidation	(0.9)	—%	—	—%	(0.9)
Income from continuing operations	$58.2	14%	$48.3	12%	$9.9
Income from discontinued operations	$11.0		$30.5		$(19.5)

Continuing Operations

Revenue

Rental income increased from approximately $312.0 million for the nine months ended September 30, 2012 to approximately $333.9 million for the nine months ended September 30, 2013 primarily due to approximately $15.4 million of additional revenue attributable to properties acquired during the current year, as well as the commencement of several significant leases over the last twelve months, offset by the expiration of a 330,000 square foot lease at our One Independence Square building during March 2013.

Tenant reimbursements decreased from approximately $80.3 million for the nine months ended September 30, 2012 to approximately $77.2 million for the nine months ended September 30, 2013. The variance is mainly attributable to an approximate $4.2 million reduction in tenant reimbursements as a result of operating expense and tax abatements granted on a large lease renewal at the 500 W. Monroe building and an approximate $1.7 million reduction in tenant reimbursements at the One Independence Square building due to the lease expiration discussed above. These decreases were partially offset by an increase in tenant reimbursements at our 60 Broad Street building and our US Bancorp Center building in Minneapolis, Minnesota primarily driven by higher recoverable property tax expense in the current period.

Property management fee revenue increased approximately $0.3 million for the nine months ended September 30, 2013 compared to the same period in the prior year primarily due to the buyer retaining our property management services subsequent to the sale of our 1200 Enclave Parkway building in May 2013.

Expense

Property operating costs increased approximately $9.8 million for the nine months ended September 30, 2013 compared to the same period in the prior year. Properties acquired during the current period contributed approximately $4.7 million of additional operating costs and higher recoverable property tax expense at our existing properties contributed an additional $4.7 of operating costs.

Depreciation expense increased approximately $9.0 million for the nine months ended September 30, 2013 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2012 which contributed approximately $6.5 million of the increase. The remainder of the increase is due to new properties acquired during the current period.

Amortization expense decreased approximately $4.8 million for the nine months ended September 30, 2013 compared to the same period in the prior year. The variance is primarily attributable to reduced amortization expense as a result of lease intangible assets becoming fully amortized at certain of our existing properties subsequent to January 1, 2012, as well as higher accelerated amortization expense as a result of lease terminations during the prior period. However, these decreases were partially offset by approximately $7.0 million of additional amortization expense related to property acquisitions during the current year.

General and administrative expenses increased approximately $1.1 million for the nine months ended September 30, 2013 compared to the same period in the prior year primarily due to lower insurance reimbursements of legal expenses in the current period related to litigation settled in October 2012, as well as higher personnel and benefits costs in the current period.

Other Income (Expense)

Interest expense increased approximately $5.2 million for the nine months ended September 30, 2013 compared to the same period in the prior year. The increase is attributable to higher outstanding debt balances during the current period primarily as a result of property acquisitions during the first quarter of 2013.

Interest and other income/(expense) decreased approximately $2.8 million for the nine months ended September 30, 2013 compared to the same period in the prior year. The decrease reflects approximately $1.3 million of costs associated with the acquisitions of the Arlington Gateway building and the 5 & 15 Wayside Road building during the current period, as well as a decrease in interest income associated with the repayment of a note receivable in October 2012. The remaining variance is attributable to higher costs related to unconsummated capital markets transactions in the current period.

During the nine months ended September 30, 2013, we recognized approximately $1.3 million in insurance recoveries associated with the $7.5 million of litigation settlement expense we recorded in the prior period related to settlement agreements of two class action lawsuits. We expect to receive additional insurance recoveries related to the settlements in future periods.

The approximate $6.1 million net casualty gain we recognized during the current period is due to insurance recoveries received related to damages incurred at certain of our assets in the New York/New Jersey markets during the fourth quarter of 2012 as a result of Hurricane Sandy. We anticipate receiving additional insurance recoveries related to these damages in future periods.

During the nine months ended September 30, 2013, we purchased all of the remaining interests in three office properties previously held through two unconsolidated joint ventures for $14.7 million in cash. The estimated fair value of the respective properties were derived by reference to a credible, unrelated third-party offer and verified using discounted cash flow analysis. Under the terms of the respective joint venture agreements, Piedmont exercised its dissenter's right to buy out each of its co-venturers' interests based upon the terms of the third-party offer.The $0.9 million difference between the fair value of the properties acquired and the sum of Piedmont's previously recorded book value in investment in unconsolidated joint ventures plus cash consideration paid for the interests was recorded as a loss on consolidation in Piedmont's consolidated statement of operations for the three months ended September 30, 2013. The acquisition also resulted in a decrease in equity in income of unconsolidated joint ventures as compared to the prior period, as the results of operations of these properties are now consolidated on the same basis as Piedmont's other wholly-owned properties.

Discontinued Operations

The operations of the Portland Portfolio, the 26200 Enterprise Way building, the 110 and 112 Hidden Lake Circle buildings, the 1111 Durham Avenue building, the1200 Enclave Parkway building, and the 350 Spectrum Loop building are classified as discontinued operations for all periods presented. Income from discontinued operations decreased approximately $19.5 million for the nine months ended September 30, 2013 compared to the same period in the prior year. The decrease is primarily due to the gain realized on the sale of the Portland Portfolio and the 26200 Enterprise Way building in the prior period of approximately $17.8 million and $10.0 million, respectively. Although we recorded a $16.3 million gain on the sale of the 1200 Enclave Parkway building in the current period, we also recorded an impairment charge of approximately $6.4 million during the nine months ended September 30, 2013 to reflect the difference in carrying value of the 1111 Durham Avenue building at the time the asset met the held for sale criteria and its estimated fair value. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

We calculate FFO in accordance with the current NAREIT definition as follows: Net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment charges (including our proportionate share of any impairment charges and/or gains or losses from sales of property related to investments in unconsolidated joint ventures), plus depreciation and amortization on real estate assets (including our proportionate share of depreciation and amortization related to investments in unconsolidated joint ventures), excluding gains or losses on consolidation. Other REITs may not define FFO in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2013	Per Share (1)	September 30, 2012	Per Share(1)	September 30, 2013	Per Share(1)	September 30, 2012	Per Share(1)
Net income attributable to Piedmont	$19,096	$0.12	$10,831	$0.06	$69,105	$0.41	$78,766	$0.46
Depreciation of real estate assets(2)	31,050	0.19	28,763	0.18	91,905	0.55	84,605	0.50
Amortization of lease-related costs(2)	13,939	0.08	15,366	0.09	34,509	0.21	39,744	0.23
Impairment loss	—	—	—	—	6,402	0.04	—	—
Loss/(gain) on sale - wholly-owned properties	—	—	254	—	(16,258)	(0.10)	(27,583)	(0.16)
Loss on consolidation	898	—	—	—	898	0.01	—	—
Funds From Operations	$64,983	$0.39	$55,214	$0.33	$186,561	$1.12	$175,532	$1.03
Adjustment:
Acquisition costs	60	—	7	—	1,374	0.01	88	—
Litigation settlement expense/(recovery)	—	—	7,500	0.04	(1,250)	(0.01)	7,500	0.04
Net recoveries of casualty loss	(3,919)	(0.02)	—	—	(6,078)	(0.04)	—	—
Core Funds From Operations	$61,124	$0.37	$62,721	$0.37	$180,607	$1.08	$183,120	$1.07
Adjustments:
Deferred financing cost amortization	674	—	663	—	1,911	0.01	2,056	0.01
Amortization of discount on Senior Notes and swap settlements	13	—	—	—	20	—	—	—
Depreciation of non real estate assets	97	—	196	—	300	—	397	—
Straight-line effects of lease revenue (2)	(5,076)	(0.03)	(4,193)	(0.02)	(14,655)	(0.08)	(11,236)	(0.06)
Stock-based and other non-cash compensation	719	0.01	869	0.01	1,489	0.01	1,492	0.01
Net effect of amortization of below-market in-place lease intangibles (2)	(1,757)	(0.01)	(1,315)	(0.01)	(4,067)	(0.02)	(4,631)	(0.03)
Acquisition costs	(60)	—	(7)	—	(1,374)	(0.01)	(88)	—
Non-incremental capital expenditures (3)	(21,705)	(0.13)	(38,583)	(0.23)	(59,992)	(0.36)	(64,430)	(0.38)
Adjusted Funds From Operations	$34,029	$0.21	$20,351	$0.12	$104,239	$0.63	$106,680	$0.62
Weighted-average shares outstanding – diluted	164,796		168,929		166,734		171,295

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income (Cash Basis)

Property Net Operating Income on a cash basis ("Property NOI") is a non-GAAP measure which we use to assess our property-level operating results. It is calculated as real estate operating income with the add-back of corporate general and administrative expense, depreciation and amortization, impairment losses, and the deduction of income associated with property management performed by Piedmont for other organizations. We present this measure on a cash basis, which eliminates the effects of straight lined rents and fair value lease revenue. We use this measure as a proxy for the cash generated by our real estate properties. Same Store Net Operating Income on a cash basis ("SSNOI") is another non-GAAP measure very similar to Property NOI, however, SSNOI only reflects Property NOI attributable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. SSNOI excludes amounts attributable to unconsolidated joint venture assets. We believe SSNOI is an important measure because it allows us to compare the cash flows generated by our same real estate properties from one period to another. Other REITs may calculate SSNOI differently and our calculation should not be compared to that of other REITs.

The following table sets forth our Property NOI and SSNOI with a reconciliation to net income attributable to Piedmont (GAAP basis) for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net income attributable to Piedmont (GAAP basis)	$19,096	$10,831	$69,105	$78,766

Net income attributable to noncontrolling interest	4	4	12	12
Interest expense	19,331	16,247	53,932	48,727
Depreciation (1)	31,147	28,959	92,204	85,002
Amortization (1)	13,939	15,366	34,509	39,744
Acquisition costs	60	7	1,374	88
Impairment loss (1)	—	—	6,402	—
Litigation settlement expense/(recovery)	—	7,500	(1,250)	7,500
Net recoveries of casualty loss(1)	(3,919)	—	(6,078)	—
Loss/(gain) on sale of properties (1)	—	254	(16,258)	(27,583)
Loss on consolidation	898	—	898	—
General & administrative expenses(1)	5,921	5,576	16,940	15,761
Management fee revenue	(890)	(520)	(2,034)	(1,720)
Interest and other expense/(income)(1)	550	(390)	561	(873)
Straight line rent adjustment(1)	(5,076)	(4,193)	(14,655)	(11,236)
Net effect of amortization of below-market in-place lease intangibles(1)	(1,757)	(1,315)	(4,067)	(4,631)

Property NOI (cash basis)	$79,304	$78,326	$231,595	$229,557

Net operating loss/(income) from:
Acquisitions(2)	(6,155)	7	(10,672)	7
Dispositions(3)	2	(319)	(49)	(2,487)
Unconsolidated joint ventures	(376)	(735)	(1,717)	(1,923)

Same Store NOI (cash basis)	$72,775	$77,279	$219,157	$225,154

Change period over period in Same Store NOI (cash basis)	(5.8)%	N/A	(2.7)%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of the Gavitello Land in Atlanta, Georgia, purchased on June 28, 2012; Glenridge Highlands III Land in Atlanta, Georgia purchased on October 15, 2012; Arlington Gateway in Arlington, Virginia, purchased on March 4, 2013; 5 & 15 Wayside Road in Burlington, Massachusetts, purchased on March 22, 2013, 2020 W. 89th Street in Leawood, Kansas, purchased on August 12, 2013, 5301 Maryland Way in Brentwood, Tennessee, purchased on August 12, 2013, and 4685 Investment Drive in Troy, Michigan, purchased on August 12, 2013.

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

Overview

Our portfolio is a national portfolio located in approximately 18 different geographic markets, and we typically lease to large corporate or governmental tenants. As a result, rent roll ups and roll downs which we experience as a result of re-leasing can fluctuate widely between markets and between tenants within a given market. Over the last three years of slow economic growth we have been working through a period of high lease expirations, and although we have signed new or renewal leases totaling over 50% of our total portfolio square footage during that time period, we have experienced some lease terminations and contractions, and have granted market concessions such as free rent periods. Additionally, in some instances we have had to accept lower market driven rental rates in conjunction with securing these new or renewal leases. All of these items have negatively impacted our occupancy and SSNOI.

Occupancy

Currently, we have leasing exposure in the Washington D.C. and downtown Chicago markets which will negatively impact our leased percentage until we are able to re-lease these spaces. However, scheduled expirations over the next five years are limited to less than 10% of our ALR on an annual basis. In addition, many leases executed during our period of high lease rollover have recently commenced or will commence over the next twelve months. As a result, our leased percentage for the portfolio as a whole has been slowly improving over the last eighteen months; however, the loss of a large 330,000 square foot governmental tenant at our One Independence Square building in Washington, D.C during first quarter of 2013 negated this improvement such that our leased percentage decreased from 87.0% leased as of September 30, 2012 to 86.7% leased as of September 30, 2013.

SSNOI

Although most of the space associated with the leases that have expired over the last several years has been re-leased, some of these replacement leases have not yet commenced as refurbishment of the space is not complete. Commencement of new leases typically occurs 6-24 months from the execution date. In addition, office leases typically contain upfront rental abatement periods which delay the cash flow benefits of the lease even once it has commenced. As of September 30, 2013, approximately 1.5 million square feet of commenced leases were in some form of abatement, and approximately 0.5 million square feet of executed leases for currently vacant space were yet to commence.
Further, in some cases over the last two years, we have entered into leases at lower market rental rates than the previous tenant's rental rate that will negatively impact SSNOI comparisons once they commence. However, for leases that were executed during the current quarter for space that was previously occupied within the past year, initial cash rents will increase approximately 2.9% once the leases commence and any abatement periods expire.
As a result of all of the factors mentioned above, coupled with the loss of a 330,000 square foot governmental tenant at our One Independence Square building in Washington, D.C during first quarter of 2013, we anticipate that SSNOI will decrease for the year ending December 31, 2013 as compared to the year ended December 31, 2012 by approximately 1% to 2%. As a result of serving large, credit worthy tenants, our average lease size tends to be larger than our peers. The expiration and commencement of these larger leases, and their related abatements, create volatility in our SSNOI. As such, absent any near-term leasing success in the Washington, D.C or downtown Chicago markets, SSNOI will likely decline in 2014. However, we expect to realize positive growth in our SSNOI moving into 2015 and beyond, as rent abatements burn off and new leases commence.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including capitalization and discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income attributable to us. We have determined that other than the impairment charge recognized upon reclassifying the 1111 Durham Avenue building for subsequent disposition of approximately $6.4 million, there has been no impairment in the carrying value of real estate assets owned by us or any of our unconsolidated joint ventures as of September 30, 2013. See Note 9 of our accompanying consolidated financial statements for more detail on the 1111 Durham Avenue building.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined that there have been no events or circumstances that would indicate that the carrying amount may be impaired as of September 30, 2013.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 6 of our accompanying consolidated financial statements for more detail on our VIEs as of September 30, 2013.

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

The changes in fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of September 30, 2013 are designated as cash flow hedges. See Note 5 of our accompanying consolidated financial statements for more detail on our derivative agreements as of September 30, 2013.

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

Contractual Obligations
Our contractual obligations as of September 30, 2013 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Long-term debt(1)	$1,823,175	$575,000	$417,000	$482,525	(2)	$348,650	(4)
Operating lease obligations(3)	77,414	753	1,506	1,506		73,649
Total	$1,900,589	$575,753	$418,506	$484,031		$422,299

(1)
Amounts include principal payments only and balances outstanding as of September 30, 2013. We made interest payments, including payments under our interest rate swaps, of approximately $47.3 million during the nine months ended September 30, 2013, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 of our accompanying consolidated financial statements.

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

(3)
Three properties (the River Corporate Center building in Tempe, Arizona; the 8700 South Price Road building in Tempe, Arizona; and the 2001 NW 64th Street building in Ft. Lauderdale, Florida) are subject to ground leases with expiration dates ranging between 2048 and 2101. The aggregate remaining payments required under the terms of these operating leases as of September 30, 2013 are presented above.

(4)
Amount includes the Senior Notes which have a contractual amount due at maturity (June 1, 2023) of $350 million, but were issued in May 2013 at a discount to par. Such discount is amortized quarterly over the life of the notes, and the net amount of the Senior Notes is reflected as of September 30, 2013.

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

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of September 30, 2013 was approximately $1.8 billion. Our interest rate swap agreements in place as of September 30, 2013 carried notional amounts totaling $580 million. Of these interest rate swap agreements, the agreements which hedge the cash flows under our $300 Million Unsecured Term Loan have fixed interest rates of 2.69%, exclusive of changes to our credit rating. See Notes 4, 5 and 7 of our accompanying consolidated financial statements for further detail.

As of September 30, 2013, all of our outstanding debt, except for amounts outstanding under our $500 Million Unsecured Line of Credit, is subject to fixed, or effectively fixed, interest rates. Our total outstanding debt subject to fixed or effectively fixed interest rates has an average effective interest rate of approximately 4.35% per annum with expirations ranging from 2014 to 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has a minimal impact on interest incurred or cash flows.

As of September 30, 2013, we had $187.0 million outstanding on our $500 Million Unsecured Line of Credit, which is the only debt facility subject to variable interest rates. Our $500 Million Unsecured Line of Credit currently has a stated rate of LIBOR plus 1.175% per annum or the prime rate, at the our discretion. Draws outstanding as of September 30, 2013 were subject to a blended rate of 1.36% as of September 30, 2013. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on borrowings outstanding as of September 30, 2013 would increase interest expense approximately $1.9 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter 2013.

(b)	Not applicable.

(c)
During the quarter ended September 30, 2013, Piedmont repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our previously announced stock repurchase plan.

Of the 5,553,176 shares repurchased during the third quarter 2013, 5,411,760 shares related to repurchases of our common stock pursuant to our previously announced stock repurchase plan, and 141,416 shares related to shares purchased by our transfer agent on the open market and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended September 30, 2013 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)(1)
July 1, 2013 to July 31, 2013	299	$18.15	299	$184,751
August 1, 2013 to August 31, 2013	2,617	$17.40	2,617	$139,149
September 1, 2013 to September 30, 2013	2,637	$17.41	2,496	$95,668	(1)
Total	5,553	$17.45	5,412

(1)
Under our amended and restated DRP announced in our Current Report on Form 8-K filed February 24, 2011, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, the "Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan" relates only to the stock repurchase plan. The stock repurchase plan was previously announced in our Quarterly Report on Form 10-Q filed November 3, 2011. On October 30, 2013, our board of directors amended and restated the plan to authorize $150 million in stock repurchases over the next two years. The stock repurchase plan is separate from shares purchased for DRP issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter 2013 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	October 31, 2013	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
THIRD QUARTER 2013
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