Form 10-K
period 2013-12-31
Piedmont Office Realty Trust, Inc.
filed 2014-02-18
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2013
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to to
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
Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $2,965,463,289 based on the closing price as reported on the New York Stock Exchange. As of February 17, 2014, 154,288,003 shares of common stock were outstanding.
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2013.

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the sectors in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•
Market and economic conditions remain challenging in some markets we operate in and the demand for office space, rental rates and property values may continue to lag the general economic recovery causing our business, results of operations, cash flows, financial condition and access to capital to be adversely affected or otherwise impact performance, including the potential recognition of impairment charges;

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions;

•	Acquisitions of properties may have unknown risks and other liabilities at the time of acquisition;

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	The impact of competition on our efforts to renew existing leases or re-let space on terms similar to existing leases;

•	Changes in the economies and other conditions of the office market in general and of the specific markets in which we operate;

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Availability of financing and our lending banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	We may be subject to litigation, which could have a material adverse effect on our financial condition;

•	Changes in tax laws impacting REITs and real estate in general, as well as Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code (the “Code”); and

•	Other factors, including the risk factors discussed under Item 1A. of this Annual Report on Form 10-K.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

PART I

ITEM 1.    BUSINESS

General

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997, commenced operations in 1998, and listed its common stock on the New York Stock Exchange ("NYSE") in 2010. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

Operating Objectives and Strategy

Based on our December 31, 2013 equity market capitalization of $2.6 billion, Piedmont is among the largest office REITs in the United States based on comparison to the constituents of the Bloomberg U.S. Office REIT Index.
Our portfolio of primarily Class A commercial office buildings was 87.2% and 87.5% leased as of December 31, 2013 and 2012, respectively. Our average lease size is approximately 30,000 square feet with our tenant base being comprised of primarily investment grade or nationally recognized corporations or governmental agencies. As of December 31, 2013, we owned and operated 78 office properties (excluding two buildings owned through an unconsolidated joint venture) and approximately 90% of our Annualized Lease Revenue (see "Information Regarding Disclosures Presented" below) is generated from our primary markets: Atlanta, Boston, Chicago, Los Angeles, Minneapolis, the New York Metropolitan Statistical Area ("MSA"), Texas (Dallas, Houston and Austin), and Washington, D.C.

Due to the fact that many of our properties were originally acquired in 2002 and 2003 with typically seven to ten years of lease term remaining at the time of acquisition, we experienced uncharacteristically high lease expirations during 2011, 2012, and to a lesser extent in 2013; therefore, during the three years ended December 31, 2013, we re-leased a significant portion of our portfolio and consequently, no more than 10% of our lease portfolio is scheduled to expire in any given year over the next five years. In addition, one of our operating objectives has been to sell non-strategic assets and recycle the proceeds into assets and markets which we believe have the greatest potential to contribute to enterprise value over time.

Headquartered in metropolitan Atlanta, Georgia, with local management offices in each of its major markets, Piedmont values operational excellence and ranks first among REITs based on the number of buildings owned and managed with Building Owners Management Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates six major areas of building operations and management and benchmarks a building's performance against industry standards. The achievement of such a designation recognizes excellence in building operations and management. We also have focused on environmental sustainability initiatives at our properties, and approximately 56% of our office portfolio (based on Annualized Lease Revenue) maintains Energy Star labels (recognizing the top 25% of commercial buildings in energy consumption efficiency) as of December 31, 2013.
We foster long-term relationships with our high-credit quality, diverse tenant base as evidenced by our 75% tenant retention rate over the past eight years. No tenant other than the U.S. government accounts for more than 5% of our Annualized Lease Revenue, and 73% of our Annualized Lease Revenue is derived from investment grade or nationally recognized companies or government agencies.
Information Regarding Disclosures Presented
Annualized Lease Revenue ("ALR") is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding a) rental abatements and b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes our two properties held in unconsolidated joint ventures.

Employees

As of December 31, 2013, we had 121 full-time employees, with 52 of our employees working in our corporate office located in metropolitan Atlanta, Georgia. Our remaining employees work in regional management offices located in Atlanta, Georgia; Boston, Massachusetts; Minneapolis, Minnesota; Washington, D.C.; Tampa, Florida; Dallas, Texas; Houston, Texas; Chicago, Illinois; Detroit, Michigan; and the metropolitan areas surrounding New York, New York and Los Angeles, California. These employees are involved in acquiring, developing, performing asset and property management for our real estate and serving our tenants.

Competition

We compete for tenants for our high-quality assets in major U.S. markets by fostering strong tenant relationships and by providing quality customer service including, asset management, property management, and construction management services. As the competition for high-credit-quality tenants is intense, we may be required to provide rent abatements, incur charges for tenant improvements and other concessions, or we may not be able to lease vacant space timely, all of which would adversely impact our results of operations. We compete with other buyers who are interested in properties we elect to acquire, which may result in an increase in the amount that we pay for such properties or may ultimately result in our inability to acquire such properties. We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the disposal, or which may result in our inability to dispose of such properties due to the lack of an acceptable return.

Financial Information About Industry Segments

Our current business consists primarily of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of office real estate assets. We internally evaluate all of our real estate assets as one operating segment, and, accordingly, we do not report segment information.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2013, no individual tenant represents 10% or more of our future revenues under non-cancelable leases. Additionally, no individual tenant (other than multiple leases which collectively represent various departments of the federal government) represented 10% or more of our revenues for the year ended December 31, 2013.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Operations

Market and economic conditions remain challenging in certain markets and the demand for office space, rental rates and property values may continue to lag the general economic recovery causing our business, results of operations, cash flows, and financial condition to be adversely affected.

Continuing concerns about the potential impact of new health care legislation, higher taxes, inflation, Congressional stalemates, and the potential for rising interest rates continue to temper widespread job growth in the United States. As the demand for office space is highly dependent on job growth, rental rates and property values may continue to lag the general economic recovery. If we are unable to attract new tenants, renew existing tenants, or experience terminations or defaults on in-place leases, then our cash flow, results of operations, financial condition, and the market price of our common stock may suffer. If we do not have sufficient cash flow from operations to continue operating our business and are unable to borrow additional funds or are unable to access our existing line of credit, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing acquisitions and potential development activity, decreasing our distribution levels, disposing of one or more of our properties possibly on disadvantageous terms, or entering into or renewing leases on less favorable terms than we otherwise would.

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

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire, the purchase price may be significantly elevated, or we may have to accept lease-up risk for a property with lower occupancy which could adversely affect our financial condition, results of operations, cash flows and the ability to pay dividends on, and the market price of our common stock.

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

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2013, our most substantial non-U.S. governmental lead tenants, based on ALR, were US Bancorp (approximately 5.0%), the State of New York (approximately 3.6%), and Independence Blue Cross (approximately 3.1%). As lead tenants, the revenues generated by the properties these tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results.

Every year, we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties to renew leases with our existing tenants and to attract new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. In addition, competition for credit worthy tenants is intense and we may have difficulty competing with competitors who have purchased properties at discounted prices allowing them to offer space at reduced rental rates.

If our competitors offer office accommodations at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition, cash flows, cash available for distribution, value of our common stock, and ability to satisfy our debt service obligations could be adversely affected.

Some of our leases provide tenants with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our tenants to terminate their leases of all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in many cases, paying a termination fee. In certain cases, such early terminations can be effectuated by our tenants with little or no termination fee being paid to us. As of December 31, 2013, approximately 4.1% of our ALR was comprised of leases that provided tenants with early termination rights (including contractions and terminations of whole leases) that could be effected during the subsequent twelve month period. Leases comprising approximately 4.0% of such ALR would require the tenant to pay a termination fee, while 0.1% of such ALR would not require a termination fee upon execution. To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants.

Our rental revenues will be significantly influenced by the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Chicago, Washington, D.C., and the New York metropolitan area, where we have high concentrations of office properties.

Because our portfolio consists of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Our properties located in Chicago, Washington, D.C. and the New York metropolitan area account for approximately 21.2%, 20.2%, and 14.7%, respectively, of our ALR. In addition, we currently have four blocks of space 200,000 square feet or greater in Washington, D. C. and downtown Chicago that are vacant. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the reduction in demand for office properties, industry slowdowns, governmental cut backs, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates, could adversely affect our rental revenues and operating results.

Economic, regulatory, and/or socio-economic changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, may cause our operating results to suffer and decrease the value of our real estate properties.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) that generally do not decline when circumstances reduce the income from the property. The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

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

We currently own eight properties in which some or all of the tenants in each property are federal government agencies. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property) agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions including the requirement to prepare affirmative action plans may be determined to be applicable to the entire operations of our company.

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

We intend to continue acquiring high-quality office properties, subject to the availability of attractive properties, to our ability to arrange financing, and to consummate acquisitions on satisfactory terms. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. However, newly acquired properties may fail to perform as expected. Costs necessary to bring acquired properties up to standards established for their intended market position may exceed our expectations, which may result in the properties’ failure to achieve projected returns.

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

•
we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, unknown/undisclosed latent structural issues or maintenance problems, claims by tenants, vendors or other persons against the former owners of the properties, and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.

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

We may acquire properties located in markets in which we do not have an established presence. We may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. As a result, the operating performance of properties acquired in new markets may be less than we anticipate, and we may have difficulty integrating such properties into our existing portfolio. In addition, the time and resources that may be required to obtain market knowledge and/or integrate such properties into our existing portfolio could divert our management’s attention from our existing business or other attractive opportunities in our concentration markets.

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

We have properties located in Southern California, an area especially susceptible to earthquakes. Collectively, these properties represent approximately 5.1% of our ALR. Because these properties are located in close proximity to one another, an earthquake in the greater Los Angeles area could materially damage, destroy or impair the use by tenants of all of these properties. If any of our properties incurs a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

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

As of December 31, 2013, we owned interests in two properties representing approximately 0.3 million rentable square feet through unconsolidated joint ventures. In the future we may enter into strategic joint ventures with institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including the following:

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

From time to time, we may be subject to legal action arising in the ordinary course of our business or otherwise. Such action could result in additional expenses which, if uninsured, could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make quarterly distributions to our stockholders. There can be no assurance that our insurance policies will fully cover any payments or legal costs associated with any potential legal action. Further, the ultimate resolution of such action could impact the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

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

From time to time, we may acquire unimproved real properties for development purposes. In conjunction with these development projects, we may be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects.

We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Our real estate development strategies may not be successful.

From time to time we may engage in development or redevelopment activities to the extent attractive projects become available. If we engage in development activities, we will be subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

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

Risks Related to Our Common Stock

Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

Distributions are authorized and determined by our board of directors in its sole discretion and depend upon a number of factors, including:

•	cash available for distribution;

•	our results of operations and anticipated future results of operations;

•	our financial condition, especially in relation to our anticipated future capital needs of our properties;

•	the level of reserves we establish for future capital expenditures;

•	the distribution requirements for REITs under the Code;

•	the level of distributions paid by comparable listed REITs;

•	our operating expenses; and

•	other factors our board of directors deems relevant.

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

•
changes in our earnings estimates or publication of research reports about us or the real estate industry, although no assurance can be given that any research reports about us will be published or the accuracy of such reports;

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

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher yield on our common stock or seek securities paying higher dividends or yields. It is likely that the public valuation of our common stock will be based primarily on our earnings and cash flows and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market value of our common stock. For instance, if interest rates rise, it is possible that the market price of our common stock will decrease, because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

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

The maximum tax rate for distributions made by corporations to individuals, trusts and estates is generally 20%. Distributions made by REITs; however, generally are taxed at the normal rate applicable to the individual recipient rather than the 20% preferential rate. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that make distributions.

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

As of December 31, 2013, we had total outstanding indebtedness of approximately $2.0 billion and a total debt to gross assets ratio of 35.0%. Although the instruments governing our unsecured and secured indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors has authorized or to fund future distributions to our stockholders.

Significant borrowings by us increase the risks of an investment in us. Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. Our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced.

Our failure to pay amounts due in respect of any of our indebtedness when due may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. For example, defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although we believe no such instances exist as of December 31, 2013, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds.

Moreover, any acceleration of or default in respect of any of our indebtedness could, in turn, constitute an event of default under other debt instruments or agreements, thereby resulting in the acceleration and required repayment of that other indebtedness. In addition, while we do not currently anticipate doing so, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties if circumstances warrant that action. If we were to give a guaranty on behalf of an entity that owns one of our properties, we would be responsible to the lender for satisfaction of the debt if it were not paid by such entity. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.

We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things our financial condition, results of operations and market conditions at the time; and restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of assets sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity financing, delaying capital expenditures or strategic acquisitions and alliances. Any of these events or circumstances could have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations.

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

Agreements governing our existing indebtedness contain, and future financing arrangements will likely contain, restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our distribution and operating policies and our ability to incur additional debt. Loan documents evidencing our existing indebtedness contain, and loan documents entered into in the future will likely contain, certain operating covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, the agreements governing our existing indebtedness contain financial covenants, including certain coverage ratios and limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets, and engage in mergers and consolidations and certain acquisitions. Covenants under our existing indebtedness do, and under any future indebtedness likely will, restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Increases in interest rates would increase the amount of our variable-rate debt payments and could limit our ability to pay dividends to our stockholders.

Currently, outstanding draws on our $500 Million Unsecured Line of Credit and $100 million of our new $300 Million Unsecured 2013 Term Loan are our only debt instruments that bear interest at a floating rate. All of our other debt is either fixed rate or has been effectively fixed through interest rate swap agreements. In addition, under the terms of the $500 Million Unsecured Line of Credit, our existing draws are subject to various length LIBOR locks. Consequently, increases in interest rates will increase our interest costs associated with any future draws that we may make on our $500 Million Line of Credit and $100 million of the principal outstanding on the $300 Million Unsecured 2013 Term Loan. Such increases would reduce our cash flows and could impact our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

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

A downgrade in our credit rating could materially adversely affect our business and financial condition.

The credit ratings assigned to our debt securities could change based upon, among other things, our results of operations and financial condition. If any of the credit rating agencies that have rated our debt securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2013.

ITEM 2.    PROPERTIES

Overview

As of December 31, 2013, we owned interests in 78 office properties, plus interests in an additional two buildings through an unconsolidated joint venture. Approximately 90% of our ALR is generated from our primary markets: Atlanta, Boston, Chicago, Los Angeles, Minneapolis, the New York MSA, Texas (Dallas, Houston and Austin), and Washington, D.C. As of December 31, 2013 and 2012, the portfolio was 87.2% and 87.5% leased, respectively, with an average lease term remaining as of each period end of approximately seven years.

Annualized Lease Revenue (see "Information Regarding Disclosures Presented" above) related to our portfolio of properties was $569.8 million, or $30.41 per leased square foot, as of December 31, 2013 as compared with $554.0 million, or $30.89 per leased square foot, as of December 31, 2012.

Property Statistics

The tables below include statistics for our properties that we own directly and through our consolidated joint ventures, but do not include our respective ownership interests in properties that we own through our unconsolidated joint ventures. “Annualized Lease Revenue” is defined in Item 1 of this Annual Report on Form 10-K.

The following table shows lease expirations of our office portfolio as of December 31, 2013, during each of the next fifteen years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Lease Revenue (%)
Vacant	$—	2,753	—
2014 (1)	51,851	1,339	9.1
2015	25,953	848	4.6
2016	31,631	1,133	5.5
2017	54,665	1,391	9.6
2018	56,411	1,955	9.9
2019	61,419	2,280	10.8
2020	38,278	1,416	6.7
2021	31,671	1,052	5.6
2022	25,486	858	4.5
2023	29,459	1,128	5.2
2024	43,488	1,455	7.6
2025	16,735	692	2.9
2026	12,098	496	2.1
2027	51,945	1,231	9.1
Thereafter	38,712	1,463	6.8
	$569,802	21,490	100.0

(1)	Includes leases with an expiration date of December 31, 2013 aggregating 336,139 square feet and Annualized Lease Revenue of $15.1 million.

The following table shows the geographic diversification of our portfolio as of December 31, 2013.

Location		Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)
Chicago		$121,043	4,816	21.2
Washington, D.C.		115,249	3,381	20.2
New York		83,837	2,432	14.7
Minneapolis		44,974	1,613	7.9
Dallas		41,637	1,907	7.3
Boston		34,093	1,293	6.0
Los Angeles		29,159	1,010	5.1
Detroit		18,479	1,008	3.2
Atlanta		17,597	1,064	3.1
Philadelphia		17,526	801	3.1
Nashville		10,040	513	1.8
Houston		10,034	313	1.8
Central & South Florida		8,848	476	1.6
Phoenix		7,064	432	1.2
Austin		6,411	195	1.1
Other	(1)	3,811	236	0.7
		$569,802	21,490	100.0

(1)	Not more than 1% is attributable to any individual geographic region.

The following table shows the tenant industry diversification of our portfolio as of December 31, 2013.

Industry		Annualized Lease Revenue (in thousands)	Leased Square Footage (in thousands)	Percentage of Annualized Lease Revenue (%)
Governmental Entity		$85,102	2,037	14.9
Business Services		57,920	2,077	10.2
Depository Institutions		54,019	1,856	9.5
Engineering, Accounting, Research, Management & Related Services		42,302	1,207	7.4
Nondepository Credit Institutions		35,790	1,244	6.3
Insurance Carriers		33,567	1,373	5.9
Insurance Agents, Brokers & Services		30,851	1,202	5.4
Security & Commodity Brokers, Dealers, Exchanges & Services		18,251	661	3.2
Communications		17,799	585	3.1
Electronic & Other Electrical Equipment & Components, Except Computer		16,432	623	2.9
Educational Services		15,561	406	2.7
Transportation Equipment		14,689	595	2.6
Automotive Repair, Services & Parking		13,883	49	2.4
Fabricated Metal Products, Except Machinery & Transportation Equipment		12,677	423	2.2
Real Estate		12,233	398	2.2
Other	(1)	108,726	4,001	19.1
		$569,802	18,737	100.0

(1)	Not more than 2% is attributable to any individual industry.

The following table shows the tenant diversification of our portfolio as of December 31, 2013.

Tenant	Number of Properties	Expiration Date(s) (1)		Annualized Lease Revenues (in thousands) (2)	Percentage of Annualized Lease Revenues (%)
U.S. Government	8	Various	(3)	$54,401	9.5
US Bancorp	3	2024 / 2014 / 2023	(4)	28,536	5.0
State of New York	1	2019		20,574	3.6
Independence Blue Cross	1	2033		17,526	3.1
GE	2	2027		15,238	2.7
Aon	1	2028		13,384	2.4
Nestle	1	2021		11,939	2.1
Shaw	1	2018		10,014	1.8
City of New York	1	2020		9,776	1.7
Nokia	3	2013 / 2020 / 2021	(5)	9,008	1.6
Lockheed Martin	3	2014 / 2019 / 2020	(6)	9,008	1.6
KPMG	2	2027		8,958	1.6
Gallagher	1	2018		8,167	1.4
DDB Needham	1	2018		7,629	1.3
Caterpillar Financial	1	2022		7,461	1.3
Gemini	1	2021		7,349	1.3
Harvard University	2	2017		6,730	1.2
KeyBank	2	2016		6,421	1.1
Harcourt	1	2016		6,406	1.1
Edelman	1	2024		6,359	1.1
Raytheon	2	2019		6,290	1.1
Catamaran	1	2025		5,975	1.1
Jones Lang LaSalle	1	2017		5,936	1.0
First Data Corporation	1	2020		5,894	1.0
Other		Various	(7)	280,823	49.3
				$569,802	100.0

(1)	Represents the expiration year of the majority of the square footage leased by the tenant.

(2)	Approximately 73% of our ALR is derived from investment grade or nationally recognized companies or government agencies.

(3)	Various expirations ranging from 2013 to 2027.

(4)
US Bank's lease at One & Two Meridian Crossings in Richfield, Minnesota, representing approximately 337,000 square feet and $9.3 million of Annualized Lease Revenue, expires in 2023. Of the space leased at US Bancorp Center in Minneapolis, Minnesota, US Bancorp renewed on 395,000 square feet, representing $11.1 million of ALR, through 2024 and Piper Jaffray, a current subtenant, leased 124,000 square feet, representing $3.7 million of ALR, through 2025. Approximately 120,000 square feet and $4.4 million of Annualized Lease Revenue will expire in 2014.

(5)
There are three leases with Nokia. Nokia's lease at: 1) 6021 Connection Drive in Irving, Texas, representing $4.5 million of ALR and 196,000 square feet, expired on December 31, 2013; 2) 5 & 15 Wayside Road, in Burlington, Massachusetts representing $3.8 million and 129,000 square feet, expires in 2020, and 3) Las Colinas Corporate Center II in Irving, Texas, representing $0.6 million and 27,000 square feet, expires in 2021.

(6)
There are three leases with Lockheed Martin. Lockheed Martin's lease at: 1) 9221 Corporate Boulevard in Rockville, Maryland, representing $3.4 million of ALR and 115,000 square feet, expires in 2019, 2) 9211 Corporate Boulevard in Rockville, Maryland, representing $3.3 million of ALR and 115,000 square feet, expires in 2014, and 3) 400 Virginia Avenue in Washington, D.C., representing $2.3 million of ALR and 52,000 square feet, expires in 2020.

(7)	Not more than 1% is attributable to any individual tenant.

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures. In addition, certain of our properties are subject to ground leases and certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details two properties subject to ground leases and nineteen properties held as collateral for debt facilities as of December 31, 2013.

ITEM 3.    LEGAL PROCEEDINGS

Piedmont is not subject to any material pending legal proceedings, other than routine litigation arising in the ordinary course of business. Our management expects that these ordinary routine legal proceedings will be covered by insurance and does not expect these legal proceedings to have a material adverse effect on our financial condition, results of operations, or liquidity. Additionally, management is not aware of any legal proceedings contemplated by governmental authorities.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 17, 2014, there were 15,601 common stockholders of record of our common stock.

The intra-day, high and low sales prices for Piedmont’s common stock during 2012 and 2013 were as follows:

	2013 Quarters
	First	Second	Third	Fourth
High	$20.00	$21.09	$19.06	$18.93
Low	$17.94	$16.49	$16.83	$15.86

	2012 Quarters
	First	Second	Third	Fourth
High	$18.91	$17.97	$17.98	$18.56
Low	$16.97	$16.10	$16.57	$17.08

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

Quarterly dividend distributions paid on all outstanding classes of common stock to our stockholders during the years ended December 31, 2013 and 2012 are presented below, and all such dividend payments were made in cash:

	2013
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$33,511	$33,540	$32,880	$32,158	$132,089
Per-share investment income	$0.1280	$0.1280	$0.1280	$0.1280	$0.5120	64%
Per-share return of capital	$0.0720	$0.0720	$0.0720	$0.0720	$0.2880	36%
Per-share capital gains	$—	$—	$—	$—	$—	—%
Total per-share distribution	$0.2000	$0.2000	$0.2000	$0.2000	$0.8000	100%

	2012
	First	Second	Third	Fourth	Total	% of Total Distribution
Total cash distributed	$34,526	$34,418	$33,675	$33,549	$136,168
Per-share investment income	$0.1460	$0.1460	$0.1460	$0.1460	$0.5840	73%
Per-share return of capital	$0.0220	$0.0220	$0.0220	$0.0220	$0.0880	11%
Per-share capital gains	$0.0320	$0.0320	$0.0320	$0.0320	$0.1280	16%
Total per-share distribution	$0.2000	$0.2000	$0.2000	$0.2000	$0.8000	100%

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the S&P 500 Index, the FTSE NAREIT Equity REITs Index, and the FTSE NAREIT Equity Office Index for the period beginning on February 10, 2010 (Piedmont’s initial listing of its common stock on the NYSE) through December 31, 2013. The graph assumes a $100 investment in each of the indices on February 10, 2010 and the reinvestment of all dividends.

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	For the Period from February 10, 2010 to December 31, 2013
	2/10/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Piedmont Office Realty Trust, Inc.	$100.00	$138.02	$124.94	$138.67	$132.60
FTSE NAREIT Equity Office	$100.00	$124.61	$123.66	$141.17	$149.04
FTSE NAREIT Equity REITs	$100.00	$134.99	$146.19	$172.59	$176.85
S&P 500	$100.00	$119.36	$121.88	$141.38	$187.17

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2013, Piedmont repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the “DRP”), as well as repurchasing and retiring shares as part of our announced stock repurchase plan.
Of the 3,914,492 shares repurchased during the fourth quarter of 2013, 3,813,200 shares (at an average price of $16.49 per share) related to repurchase of our common stock pursuant to our announced stock repurchase plan, and 101,292 shares (at an average price of $16.34 per share) related to shares purchased and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended December 31, 2013 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s) (1)
October 1, 2013 to October 31, 2013	158	$17.45	158	—
November 1, 2013 to November 30, 2013	555	$16.76	555	—
December 1, 2013 to December 31, 2013	3,201	$16.39	3,100	$89,837	(1)
Total	3,914	$16.49	3,813	$89,837	(1)

(1)
Under our amended and restated DRP, as set forth in a Current Report on Form 8-K filed February 24, 2011, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, the "Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program" relates only to the stock repurchase plan. The stock repurchase plan was previously announced in our Quarterly Report on Form 10-Q filed November 3, 2011. On October 30, 2013, our board of directors amended and restated the plan to authorize $150 million in stock repurchases over the next two years. The stock repurchase plan is separate from shares purchased for DRP issuance.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2013	2012	2011	2010	2009
Statement of Income Data(1):
Total revenues	$554,505	$525,044	$525,108	$515,532	$524,579
Property operating costs	$222,979	$208,280	$202,531	$191,817	$202,295
Depreciation and amortization	$168,213	$159,921	$154,694	$130,776	$139,148
Impairment loss on real estate assets	$1,242	$—	$—	$—	$20,789
General and administrative expenses	$21,883	$20,765	$25,072	$28,123	$26,644
Other income/(expense)	$(68,698)	$(75,937)	$(58,761)	$(60,367)	$(66,953)
Income from continuing operations(1)	$71,490	$60,141	$84,050	$104,449	$68,750
Income from discontinued operations(1)	$27,253	$33,078	$141,006	$15,945	$5,965
Net income attributable to noncontrolling interest	$(15)	$(15)	$(15)	$(15)	$(15)
Net income attributable to Piedmont	$98,728	$93,204	$225,041	$120,379	$74,700
Per-Share Data(1):
Per weighted-average common share data:
Income from continuing operations per share—basic	$0.44	$0.35	$0.49	$0.62	$0.43
Income from continuing operations per share—diluted	$0.44	$0.35	$0.49	$0.61	$0.43
Income from discontinued operations per share—basic and diluted	$0.16	$0.20	$0.81	$0.09	$0.04
Net income attributable to Piedmont per share—basic	$0.60	$0.55	$1.30	$0.71	$0.47
Net income attributable to Piedmont per share—diluted	$0.60	$0.55	$1.30	$0.70	$0.47
Dividends declared	$0.80	$0.80	$1.26	$1.26	$1.26
Weighted-average shares outstanding—basic (in thousands)	165,013	170,312	172,765	170,753	158,419
Weighted-average shares outstanding—diluted (in thousands)	165,137	170,441	172,981	170,967	158,581
Balance Sheet Data (at period end):
Total assets	$4,666,088	$4,254,875	$4,447,834	$4,373,480	$4,395,345
Total stockholders’ equity	$2,461,159	$2,640,495	$2,773,428	$2,773,454	$2,606,882
Outstanding debt	$2,002,205	$1,416,525	$1,472,525	$1,402,525	$1,516,525
Ratio of Earnings to Fixed Charges	2.0	1.9	2.2	2.5	1.9
Funds from Operations Data(2):
Net income attributable to Piedmont	$98,728	$93,204	$225,041	$120,379	$74,700
Depreciation and Amortization	170,158	164,750	170,553	150,441	164,586
Loss/(gain) on consolidation	898	—	(1,532)	—	—
Loss on impairment	12,046	—	—	9,640	37,633
(Gain)/loss on sale	(31,292)	(27,577)	(122,773)	792	—
Funds From Operations(2)	$250,538	$230,377	$271,289	$281,252	$276,919
Acquisition costs	1,763	141	1,347	600	—
Gain on extinguishment of debt	—	—	(1,039)	—	—
Litigation settlement expense/(recoveries)	(1,250)	7,500	—	—	—
Net casualty loss/(recoveries)	(10,578)	5,170	—	—	—
Core Funds From Operations(2)	$240,473	$243,188	$271,597	$281,852	$276,919
Amortization of deferred financing costs, fair market adjustments on notes payable, discount on Senior Notes, and swap settlements	2,620	2,648	4,608	2,608	2,786
Depreciation of non real estate assets	406	502	499	707	632
Straight-line effects of lease revenue and amortization of below-market in-place lease intangibles	(23,375)	(22,831)	(16,572)	(11,881)	(6,396)
Stock-based and other non-cash compensation	1,590	2,246	4,705	3,681	3,178
Acquisition costs	(1,763)	(141)	(1,347)	(600)	—
Income from amortization of discount on purchase of mezzanine loans	—	—	(484)	(2,405)	(2,278)
Non-incremental capital expenditures	(102,977)	(87,657)	(60,401)	(45,286)	(37,546)
Adjusted Funds From Operations(2)	$116,974	$137,955	$202,605	$228,676	$237,295

(1)	Prior period amounts have been adjusted to conform with the current period presentation, including classifying revenues from sold properties as discontinued operations for all periods presented.

(2)
Net income calculated in accordance with GAAP is the starting point for calculating Funds from Operations (“FFO”), Core Funds From Operations (“Core FFO”), and Adjusted Funds From Operations ("AFFO"). See Item 7. — "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for a complete definition of the calculations as presented.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011 included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a fully integrated, self-managed real estate investment trust specializing in the acquisition, ownership, management, development, and disposition of primarily high-quality Class A office buildings located in major U.S. office markets and leased primarily to high-credit-quality tenants. We operate as a real estate investment trust for federal income tax purposes.

Our common stock is listed on the New York Stock Exchange (NYSE:PDM) and based on our December 31, 2013 equity market capitalization of $2.6 billion, Piedmont is among the largest office REITs in the United States based on comparison to the constituents of the Bloomberg U.S. Office REIT Index.

Our portfolio of primarily Class A commercial office buildings was 87.2% and 87.5% leased as of December 31, 2013 and 2012, respectively. Our average lease size is approximately 30,000 square feet with our tenant base being comprised of primarily investment grade or nationally recognized corporations or governmental agencies. As of December 31, 2013, we owned and operated 78 office properties (excluding two buildings owned through an unconsolidated joint venture). Approximately 90% of our ALR is generated from our primary markets: Atlanta, Boston, Chicago, Los Angeles, Minneapolis, the New York MSA, Texas (Dallas, Houston and Austin), and Washington, D.C.

Due to the fact that many of our properties were originally acquired in 2002 and 2003 with typically seven to ten years of lease term remaining at the time, we experienced uncharacteristically high lease expirations during 2011, 2012, and to a lesser extent, 2013; therefore, during the three years ended December 31, 2013, we re-leased a significant portion of our portfolio and consequently, no more than 10% of our lease portfolio is scheduled to expire in any given year over the next five years. In addition, one of our operating objectives has been to sell certain non-strategic assets and recycle the proceeds from these dispositions into our targeted U.S. office markets, which we believe have the greatest potential to contribute to the company's enterprise value over time.

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. As of the time of this filing, we had approximately $159.6 million of capacity remaining under our $500 Million Unsecured Line of Credit available for future borrowing. Depending on the timing and volume of our property acquisition and disposition activities and debt maturities, we may also issue additional equity or debt securities from time to time. In addition, we may also seek additional borrowings from third-party lenders as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital is highly dependent on market conditions.
We estimate that our most consistent use of capital will be to fund capital expenditures for our existing portfolio of properties. These expenditures include two types of specifically identified building improvement projects: (i) general repair and maintenance projects that we as the owner may choose to perform at our discretion at any of our various properties and (ii) tenant improvement allowances and leasing commissions that we have committed to as part of executed leases with our tenants. We anticipate that the majority of our upcoming capital expenditures will be for these tenant improvement allowances and leasing commissions. During the years ended December 31, 2013 and 2012, we spent approximately $3.55 and $5.39 per square foot per year of lease term, respectively, for such capital expenditures. As of December 31, 2013, unrecorded contractual obligations for non-incremental tenant improvements related to our existing lease portfolio totaled $85.1 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we would anticipate that a significant portion of these improvement allowances may be requested over the next 12-24 months based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures associated with new leases, primarily at value-add properties, totaled approximately $19.5 million as of December 31, 2013 and we expect to spend approximately $85 million over the next eighteen months related to the construction of an approximately 300,000 square foot office building on one of our land parcels in Houston, Texas. Further, we intend to spend approximately $25 million on a redevelopment project to reposition 220,000 square feet at our 3100 Clarendon asset in Washington, D.C. from governmental use to private sector use.
We also anticipate incurring market-based concession packages, typically consisting of tenant allowances and/or rent abatement periods, and paying broker commissions in conjunction with procuring future leases. Given that our model is to lease large blocks of space to credit-worthy tenants, some of the concession packages that we grant can result in significant capital outlays. Both the timing and magnitude of such concessions have yet to be determined and are highly dependent on competitive market conditions at the time of lease negotiations. In particular, there are four blocks of space in excess of 200,000 square feet in our Washington, D.C and Chicago portfolios that are currently vacant and we may grant significant concession packages to secure new tenants for those spaces, among others.
Additionally, we expect to use capital to repay debt when obligations become due. As of December 31, 2013, we had $575 million in secured debt which was scheduled to mature during the year ending December 31, 2014. During the fourth quarter 2013, we entered into a $300 million unsecured term loan facility, with a delayed draw feature. On January 30, 2014, we drew down the entire $300 million and used the proceeds to repay early $225 million of mortgage notes without penalty that were secured by Aon Center and scheduled to mature on May 1, 2014. The remaining $75 million of proceeds was used to pay down our $500 Million Unsecured Line of Credit. Subject to our assessment of market conditions, we currently anticipate refinancing our remaining 2014 maturities with additional unsecured debt. In anticipation of such an issuance and considering the historically low interest rate environment, we have entered into various forward starting interest rate swaps, both during 2013 and through the date of this filing, to partially protect us against rising interest rates by locking the interest rate portion on any future unsecured debt issuance. Again, subject to our assessment of market conditions, we may enter into additional similar swaps for future debt issuances over the next twelve months.
Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Finally, our board of directors has authorized a repurchase plan for our common stock for use when we believe that our stock is trading at a meaningful discount to what we believe the fair value of our net assets to be. From time to time, we may use capital resources to make purchases under this plan. As of December 31, 2013, there was $89.8 million of authorized capacity remaining on the program which can be spent prior to the program's expiration in October 2015.
The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, building redevelopment projects, and general property capital improvements; (v) long-term payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements.

Results of Operations

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2013 vs. the year ended December 31, 2012

Income from Continuing Operations

Income from continuing operations per share on a fully diluted basis increased from $0.35 for the year ended December 31, 2012 to $0.44 for the year ended December 31, 2013 primarily due to additional rental income associated with the acquisition of properties in 2013 as well as the commencement of certain significant leases during the current period, an impact of approximately $0.19 per diluted share. We also received net casualty recoveries of $10.6 million in the current year compared to a net casualty loss of $5.2 million in the prior year and a $1.3 million litigation settlement recovery in the current year compared to a litigation settlement expense of $7.5 million in the prior year, a total increase of $0.15 per diluted share. These increases were offset by $0.16 per diluted share of increases in property operating costs due to newly acquired properties in 2013, as well as higher depreciation expense associated with new tenant and building improvements put into service after January 1, 2012. In addition, we recorded approximately $0.05 per diluted share of increased interest expense as a result of higher outstanding debt balances primarily caused by property acquisitions during the current year. In addition, the current year reflects $5.6 million of impairment charges related to two wholly-owned assets and one equity method joint venture.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2013 and 2012, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2013%		December 31, 2012%		$ Increase (Decrease)
Revenue:
Rental income	$447.7		$416.0		$31.7
Tenant reimbursements	104.6		106.7		(2.1)
Property management fee revenue	2.2		2.3		(0.1)
Total revenues	554.5	100%	525.0	100%	29.5
Expense:
Property operating costs	223.0	40%	208.3	40%	14.7
Depreciation	122.5	22%	110.3	21%	12.2
Amortization	45.7	9%	49.5	9%	(3.8)
Impairment losses on real estate assets	1.2	—%	—	—%	1.2
General and administrative	21.9	4%	20.8	4%	1.1
Real estate operating income	140.2	25%	136.1	26%	4.1
Other income (expense):
Interest expense	(73.6)	13%	(65.0)	12%	(8.6)
Interest and other income/(expense)	(2.4)	—%	0.8	—%	(3.2)
Litigation settlement recovery/(expense)	1.3	—%	(7.5)	2%	8.8
Net casualty recoveries/(loss)	10.6	2%	(5.2)	1%	15.8
Equity in income/(loss) of unconsolidated joint ventures	(3.7)	1%	0.9	—%	(4.6)
Loss on consolidation	(0.9)	—%	—	—%	(0.9)
Income from continuing operations	$71.5	13%	$60.1	11%	$11.4

Income from discontinued operations	$27.3		$33.1		$(5.8)

Revenue

Rental income for the year ended December 31, 2013 increased to approximately $447.7 million, as compared to $416.0 million in the prior year primarily due to approximately $22.7 million of additional revenue attributable to properties acquired during the current year and the commencement of several significant leases over the last twelve months. Additionally, rental restructuring income, mostly at our 6021 Connection Drive building, contributed $5.9 million to the increase. These increases were offset by the expiration of a 330,000 square foot lease at our One Independence Square building in Washington, D.C. during March 2013.

Tenant reimbursements decreased from approximately $106.7 million for the year ended December 31, 2012 to approximately $104.6 million for the year ended December 31, 2013. The variance is mainly attributable to an approximate $4.8 million reduction in tenant reimbursements as a result of operating expense and tax abatements granted on a large lease renewal at the 500 W. Monroe building in Chicago, Illinois and an approximate $2.5 million reduction in reimbursements at the One Independence Square building due to the lease expiration discussed above. These decreases were offset by an increase in tenant reimbursements at our 60 Broad Street building in New York City, New York, our US Bancorp Center building, and our Aon Center building in Chicago, Illinois primarily driven by higher recoverable property tax expense and operating expenses in the current period, as well as an increase in reimbursements attributable to the acquisition of the Arlington Gateway building located in Arlington, Virginia.

Expense

Property operating costs increased approximately $14.7 million for the year ended December 31, 2013 compared to the same period in the prior year. Properties acquired during the current year contributed approximately $6.8 million of additional operating costs and higher recoverable property tax expense at our existing properties contributed an additional $5.6 million of operating costs.

Depreciation expense increased approximately $12.2 million for the year ended December 31, 2013 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2012, which contributed approximately $8.4 million to the increase. The remainder of the increase is attributable to properties acquired during the current year.

Amortization expense decreased approximately $3.8 million for the year ended December 31, 2013 compared to the same period in the prior year. The variance is largely attributable to reduced amortization expense of approximately $14.3 million resulting from lease intangible assets becoming fully amortized at certain of our existing properties subsequent to January 1, 2012, as well as lower accelerated amortization expense from lease terminations compared to the prior year. However, these decreases were largely offset by approximately $12.4 million of additional amortization expense related to property acquisitions during the current year.

We recognized an impairment loss of approximately $1.2 million to reduce the carrying value of the 11109 and 11107 Sunset Hills Road buildings in Reston, Virginia to estimated fair value as a result of shortening our intended hold period for these assets during the fourth quarter of 2013.

General and administrative expenses increased approximately $1.1 million for the year ended December 31, 2013 compared to the prior year primarily due to higher personnel and benefits costs in the current year.

Other Income (Expense)

Interest expense increased approximately $8.6 million for the year ended December 31, 2013 as compared to the prior year and is attributable to higher outstanding debt balances during the current period primarily as a result of property acquisitions and repurchases under our stock repurchase plan during the year.

Interest and other income decreased approximately $3.2 million for the year ended December 31, 2013 as compared to the prior year. The decrease reflects approximately $1.6 million of costs associated with acquisition transactions during the year, as well as a decrease in interest income associated with the repayment of a note receivable in October 2012. The remaining variance is attributable to higher costs related to unconsummated capital markets transactions in the current period.

For the year ended December 31, 2013 we recognized $1.3 million in insurance recoveries associated with the $7.5 million of litigation settlement expense we recorded in the prior year related to settlement agreements of two class action lawsuits.

The $10.6 million net casualty gain we recognized during the year ended December 31, 2013 is due to insurance recoveries related to damage incurred at certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy which occurred during the fourth quarter of 2012. To a lesser extent, we are still pursuing additional insurance recoveries related to these damages in future periods.

Equity in income of unconsolidated joint ventures decreased approximately $4.6 million during the year ended December 31, 2013, as compared to the prior year, primarily as a result of recognizing a $4.4 million, other-than-temporary impairment loss related to an equity interest in an unconsolidated joint venture. We expect operational income included in equity in income of unconsolidated joint ventures to decrease based on the expiration of Two Park Center's sole tenant's lease as of December 31, 2013.

During the year, we purchased all of the remaining interests in three office properties previously held through two unconsolidated joint ventures for $14.7 million in cash. The estimated fair value of the respective properties were derived by reference to a credible, unrelated third-party offer and verified using discounted cash flow analysis. Under the terms of the respective joint venture agreements, we exercised our dissenter's right to buy out each co-venturers' interest based upon the terms of the third-party offer. The $0.9 million difference between the fair value of the properties acquired and the sum of our previously recorded book value in investment in unconsolidated joint ventures plus cash consideration paid for the interests was recorded as a loss on consolidation in our consolidated statement of operations in the current year. The acquisition also resulted in a decrease in equity in income of unconsolidated joint ventures as compared to the prior period, as the result of operations of these properties are now consolidated on the same basis as our other wholly-owned properties.

Income from Discontinued Operations

In accordance with GAAP, the operations of assets that we have sold or classified as held for sale during any of the periods presented in the accompanying statement of operations are classified as discontinued operations for all periods presented (see Note 14 to our accompanying consolidated financial statements for a complete listing of assets sold). Income from discontinued operations decreased approximately $5.8 million for the year ended December 31, 2013 as compared to the same period in the prior year primarily due to the recognition of an impairment charge of $6.4 million at the 1111 Durham Avenue building in South Plainfield, New Jersey. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2012 vs. the year ended December 31, 2011

Income from Continuing Operations

Income from continuing operations per share on a fully diluted basis decreased from $0.49 for the year ended December 31, 2011 to $0.35 for the year ended December 31, 2012 primarily due to the recognition of $7.5 million, or $0.04 per diluted share, in litigation settlement expense and approximately $5.2 million, or $0.03 per diluted share, in net casualty loss in the current year, whereas the prior year's results included approximately $9.0 million, or $0.05 per diluted share, in gains and non-recurring income associated with the foreclosure and consolidation of the 500 W. Monroe building and higher lease termination income.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2012 and 2011, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2012%		December 31, 2011%		$ Increase (Decrease)
Revenue:
Rental income	$416.0		$409.7		$6.3
Tenant reimbursements	106.7		113.8		(7.1)
Property management fee revenue	2.3		1.6		0.7
Total revenues	525.0	100%	525.1	100%	(0.1)
Expense:
Property operating costs	208.3	40%	202.5	39%	5.8
Depreciation	110.3	21%	100.7	19%	9.6
Amortization	49.5	9%	54.0	10%	(4.5)
General and administrative expense	20.8	4%	25.1	5%	(4.3)
Real estate operating income	136.1	26%	142.8	27%	(6.7)
Other income (expense):
Interest expense	(65.0)	12%	(65.8)	12%	0.8
Interest and other income	0.8	—%	2.9	1%	(2.1)
Litigation settlement recovery/(expense)	(7.5)	2%	—	—%	(7.5)
Net casualty recoveries/(loss)	(5.2)	1%	—	—%	(5.2)
Equity in income of unconsolidated joint ventures	0.9	—%	1.6	—%	(0.7)
Gain on consolidation of variable interest entity	—	—%	1.5	—%	(1.5)
Gain on extinguishment of debt	—	—%	1.1	—%	(1.1)
Income from continuing operations	$60.1	11%	$84.1	16%	$(24.0)

Income from discontinued operations	$33.1		$141.0		$(107.9)

Revenue

Rental income for the year ended December 31, 2012 increased to approximately $416.0 million, as compared to $409.7 million in the prior year. Approximately $7.5 million of the variance is attributable to the recognition of a full year's rental revenue for properties acquired during the year ended December 31, 2011, and several significant leases commenced in late 2011 or during the year ended December 31, 2012, contributing approximately $5.4 million of the year over year increase. These increases were offset by a decrease in rental restructuring income, the most significant component of which was related to a lease termination at our 1201 Eye Street building in Washington, D.C., which reduced rental income by approximately $2.6 million. Further, a reduction in leased space due to lease expirations at various other properties offset the increases in rental income mentioned above. However, in many cases, we have since executed new leases for the expiring space.

Tenant reimbursements decreased from approximately $113.8 million for the year ended December 31, 2011 to approximately $106.7 million for the year ended December 31, 2012. The decrease is attributable to the expiration of several significant leases during the last several years. In many cases, the expiring space has been re-leased; however, the replacement leases were in some form of abatement during the year ended December 31, 2012. Rental abatements, including operating expense reimbursement abatements, are frequently offered as part of a rental concession package in conjunction with negotiating a lease. Operating expense abatements are recognized in the period that they relate to, rather than on a straight-line basis like rental abatements. In addition, tenant reimbursement income related to properties acquired during the year ended December 31, 2011 contributed approximately $1.1 million to offset the decline in tenant reimbursements related to lease expirations and abatements.

Property management fee revenue increased from approximately $1.6 million for the year ended December 31, 2011 to approximately $2.3 million for the year ended December 31, 2012 primarily as a result of retaining the property management of the 35 West Wacker Drive building in Chicago, Illinois subsequent to selling the building to an unrelated third-party in December 2011.

Expense

Property operating costs increased approximately $5.8 million for the year ended December 31, 2012 compared to 2011. Approximately $4.6 million of increase is due to the recognition of a full year's operating expense related to properties acquired during the year ended December 31, 2011. In addition, we also incurred higher property tax expense of approximately $2.4 million due to the non-recurrence of certain favorable tax appeals recognized in the prior year; however, this increase was significantly offset by a decrease in utility costs of approximately $2.0 million due to a milder winter experienced in 2012.

Depreciation expense increased approximately $9.6 million for the year ended December 31, 2012 compared to 2011. Approximately $6.5 million of this increase was attributable to depreciation on additional tenant and building improvements capitalized subsequent to January 1, 2011. The remainder of the increase is due to the recognition of a full year's depreciation expense related to properties acquired during the year ended December 31, 2011.

Amortization expense decreased approximately $4.5 million for the year ended December 31, 2012 compared to the same period in the prior year primarily as a result of lease intangible assets becoming fully amortized at certain of our existing portfolio of properties subsequent to January 1, 2011. This decrease was partially offset by the acceleration of amortization expense related to a lease termination due to a tenant bankruptcy at our 500 W. Monroe building, which contributed approximately $2.0 million of additional expense as compared to the prior year.

General and administrative expenses decreased approximately $4.3 million for the year ended December 31, 2012 compared to the prior year primarily due to lower expense associated with our deferred stock compensation plan in 2012, as well as recoveries in excess of current period billings from our insurance carriers related to our litigation defense.

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

Interest and other income decreased approximately $2.1 million for the year ended December 31, 2012 as compared to the prior year. The decrease primarily reflects the recognition in the prior period of previously deferred property operating income upon the successful foreclosure and consolidation of the 500 W. Monroe building.

For the year ended December 31, 2012 we recognized $7.5 million of litigation settlement expense related to lawsuit settlement agreements for two class action lawsuits.

The approximate $5.2 million net casualty loss we recognized during the year ended December 31, 2012 is due to damage incurred at certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy which occurred during the fourth quarter of 2012. The damaged properties included the 60 Broad Street building and the 400 Bridgewater Crossing building in Bridgewater, New Jersey. Such damage resulted in expenses relating to equipment destroyed; costs to clean, repair, and establish emergency operations at the buildings; and rental abatements issued to tenants for business interruption due to their inability to access the space that they lease from us for certain periods of time. These costs totaled approximately $9.2 million and were offset by the recognition of approximately $4.0 million in insurance recoveries.

The approximate $1.5 million gain on the consolidation of VIE recognized during the year ended December 31, 2011 was the net result of recording the estimated fair value of the net assets acquired through our foreclosure of the 500 W. Monroe building.

The approximate $1.1 million gain on the extinguishment of debt recognized during the year ended December 31, 2011 was the result of our paying off a $45 million mezzanine loan on the 500 W. Monroe building at a discount.

Income from Discontinued Operations

In accordance with GAAP, the operations of assets that we have sold or classified as held for sale during any of the periods presented in the accompanying statement of operations are classified as discontinued operations for all periods presented (see Note 14 to our accompanying consolidated financial statements for a complete listing of assets sold). Income from discontinued operations decreased approximately $107.9 million for the year ended December 31, 2012 compared to the same period in the prior year primarily due to the recognition of the gain on the sale of the 35 West Wacker Drive building in December 2011 as well as a reduction in operating income in the current period from properties sold during the year ended December 31, 2011. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the timing and existence of future property dispositions.

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

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition as follows: Net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment charges (including our proportionate share of any impairment charges and/or gains or losses from sales of property related to investments in unconsolidated joint ventures), plus depreciation and amortization on real estate assets (including our proportionate share of depreciation and amortization related to investments in unconsolidated joint ventures). Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

We calculate Core FFO as FFO (calculated as set forth above) less acquisition costs and other significant, non-recurring items, such as the infrequent and non-recurring litigation settlements expense and casualty losses, and their subsequent insurance recoveries included in the years ended December 31, 2013 and 2012.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	2013	Per Share (1)	2012	Per Share(1)	2011	Per Share(1)
Net income attributable to Piedmont	$98,728	$0.60	$93,204	$0.55	$225,041	$1.30
Depreciation of real assets (2)	124,138	0.75	114,340	0.67	110,421	0.64
Amortization of lease-related costs (2)	46,020	0.28	50,410	0.29	60,132	0.35
Loss/(gain) on consolidation	898	0.01	—	—	(1,532)	(0.01)
Impairment loss (2)	12,046	0.07	—	—	—	—
Gain on sale- wholly-owned properties	(31,292)	(0.19)	(27,577)	(0.16)	(122,657)	(0.71)
Gain on sale- unconsolidated partnerships	—	—	—	—	(116)	—
Funds From Operations	$250,538	$1.52	$230,377	$1.35	$271,289	$1.57
Adjustments:
Acquisition costs	1,763	0.01	141	—	1,347	0.01
Gain on extinguishment of debt	—	—	—	—	(1,039)	(0.01)
Litigation settlement expense/(recovery)	(1,250)	(0.01)	7,500	0.05	—	—
Net casualty loss/(recoveries)	(10,578)	(0.06)	5,170	0.03	—	—
Core Funds From Operations	$240,473	$1.46	$243,188	$1.43	$271,597	$1.57
Adjustments:
Deferred financing cost amortization	2,587	0.01	2,648	0.01	3,195	0.02
Amortization of fair market adjustments on notes payable	—	—	—	—	1,413	0.01
Amortization of discount on Senior Notes and swap settlements	33	—	—	—	—	—
Depreciation of non real estate assets	406	—	502	—	499	—
Straight-line effects of lease revenue (2)	(18,097)	(0.11)	(17,153)	(0.10)	(9,507)	(0.06)
Stock-based and other non-cash compensation	1,590	0.01	2,246	0.01	4,705	0.03
Net effect of amortization of below-market in-place lease intangibles (2)	(5,278)	(0.03)	(5,678)	(0.03)	(7,065)	(0.04)
Income from amortization of discount on purchase of mezzanine loans	—	—	—	—	(484)	—
Acquisition costs	(1,763)	(0.01)	(141)	—	(1,347)	(0.01)
Non-incremental capital expenditures (3)	(102,977)	(0.62)	(87,657)	(0.51)	(60,401)	(0.35)
Adjusted Funds From Operations	$116,974	$0.71	$137,955	$0.81	$202,605	$1.17
Weighted-average shares outstanding – diluted	165,137		170,441		172,981

(1)	Based on weighted-average shares outstanding—diluted.

(2)	Includes adjustments for wholly-owned properties (including discontinued operations), as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income (Cash Basis)

Property Net Operating Income ("Property NOI") (cash basis) is a non-GAAP measure which we use to assess our operating results. It is calculated as real estate operating income with the add-back of corporate general and administrative expense, depreciation and amortization, impairment losses and the deduction of income and expense associated with property management performed by Piedmont for other organizations. We present this measure on a cash basis, which eliminates the effects of straight lined rents and fair value lease revenue. We use this measure as a proxy for the cash generated by our real estate properties. Same Store Net Operating Income on a cash basis ("Same Store NOI") is another non-GAAP measure very similar to Property NOI; however, Same Store NOI only reflects Property NOI attributable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store NOI excludes amounts attributable to unconsolidated joint venture assets. We believe Same Store NOI is an important measure because it allows us to compare the cash flows generated by our same real estate properties from one period to another. Other REITs may calculate Same Store NOI differently and our calculation should not be compared to that of other REITs.

The following table sets forth our Same Store NOI (cash basis) with a reconciliation to our net income attributable to common stockholders (GAAP basis) for the years ended December 31, 2013 and 2012, respectively (in thousands):

	December 31, 2013	December 31, 2012

Net income attributable to Piedmont	$98,728	$93,204

Net income attributable to noncontrolling interest	15	15
Interest expense	73,583	65,023
Depreciation (1)	124,545	114,843
Amortization (1)	46,020	50,410
Acquisition costs	1,763	141
Impairment loss (1)	12,046	—
Litigation settlement expense/(recovery)	(1,250)	7,500
Net casualty (gain)/loss (1)	(10,578)	5,170
Gain on sale of real estate assets (1)	(31,292)	(27,577)
Loss on consolidation	898	—
General & administrative expenses (1)	22,016	20,939
Management fee revenue	(2,251)	(2,318)
Interest income and other expense/(income) (1)	563	(995)
Straight line rent adjustment (1)	(18,097)	(17,153)
Net effect of amortization of below-market in-place lease intangibles (1)	(5,278)	(5,678)
Property NOI (cash basis)	311,431	303,524

Acquisitions (2)	(14,982)	24
Dispositions (3)	(2,670)	(6,526)
Unconsolidated joint ventures	(1,892)	(2,499)

Same Store NOI	$291,887	$294,523

Change period over period in Same Store NOI	(0.9)%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of Gavitello Land in Atlanta, Georgia, purchased on June 28, 2012; Glenridge Highlands III Land in Atlanta, Georgia, purchased on October 15, 2012; Arlington Gateway in Arlington, Virginia, purchased on March 4, 2013; 5 & 15 Wayside Road in Burlington, Massachusetts, purchased on March 22, 2013; Royal Lane Land in Irving, Texas, purchased on August 1, 2013; 5301 Maryland Way in Brentwood, Tennessee, 4685 Investment Drive in Troy, Michigan, and 2020 West 89th Street in Leawood, Kansas, the remaining equity interests in which were purchased on August 12, 2013; 6565 North MacArthur Boulevard in Irving, Texas, purchased on December 5, 2013; One Lincoln Park in Dallas, Texas, purchased on December 20, 2013; and 161 Corporate Center in Irving, Texas, purchased on December 30, 2013.

(3)	Dispositions consist of Deschutes, Rhein, Rogue, Willamette, and Portland Land Parcels in Beaverton, Oregon, sold on March 19,

2012; 26200 Enterprise Way in Lake Forest, California, sold on May 31, 2012; 110 and 112 Hidden Lake Circle in Duncan, South Carolina, sold on September 21, 2012; 1111 Durham Avenue in South Plainfield, New Jersey, sold on March 28, 2013; 1200 Enclave Parkway in Houston, Texas, sold on May 1, 2013; 350 Spectrum Loop in Colorado Springs, Colorado, sold on November 1, 2013; and 8700 South Price Road in Tempe, Arizona, sold on December 30, 2013.

Overview

Our portfolio is a national portfolio located in several geographic markets. We typically lease space to large, credit worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 30,000 square feet with 7.1 years of lease term remaining. As a result, rent roll ups and roll downs which we experience as a result of re-leasing can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire. Over the last three years of weak economic growth we worked through a period of high lease expirations, and although we have signed new or renewal leases for the majority of the expiring space, we have experienced some lease terminations and contractions, including the loss of a 330,000 square foot governmental tenant at our One Independence Square property in Washington, D.C in March 2013. In addition, we have granted market concessions such as free rent periods and, in some instances, accepted lower market driven rental rates in conjunction with securing new or renewal leases.

Occupancy

Our portfolio in total was 87.2% leased as of December 31, 2013, comparable to 87.5% leased as of December 31, 2012. Although our leased percentage during 2013 was favorably impacted by 224,000 square feet of new or expansion leasing, this impact was offset by the expiration of the lease associated with a 330,000 square foot, governmental tenant at our One Independence Square property in Washington, D.C. during the first quarter of 2013. Scheduled expirations over the next five years for the portfolio as a whole are limited to less than 10% of our ALR in any given year; however, we anticipate that the expiration of a 220,000 square foot lease with a governmental tenant at 3100 Clarendon in Washington, D.C effective January 1, 2014, will temper any immediate improvement in 2014 in our occupancy percentage associated with new leasing until the latter half of 2014.

Rental Rate Changes

Although much of the space associated with recently expired leases has been re-leased, some of these replacement leases have not yet commenced. Commencement of new leases typically occurs 6-24 months from the execution date after refurbishment of the space is complete. In addition, office leases typically contain upfront rental abatement periods which delay the cash flow benefits of the lease even once it has commenced. As of December 31, 2013, approximately 1.1 million square feet of commenced leases were in some form of abatement, and approximately 0.6 million square feet of executed leases for currently vacant space were yet to commence. Additionally, in some cases over the last several years, we have entered into leases at lower market rental rates than the previous tenant's rental rate, negatively impacting Same Store NOI comparisons when the new lease commences. For leases that were executed during the year ended December 31, 2013, for space that was previously occupied within the past year, initial cash rents will decrease approximately 7.6% once the new lease commences and any abatement period expires.
All of these items have impacted our occupancy and/or Same Store NOI with the most significant driver of the 0.9% decrease in Same Store NOI for the year ended December 31, 2013 as compared to the year ended December 31, 2012 being the loss of the tenant at One Independence Square mentioned above. If the loss of the tenant at One Independence Square were excluded from the analysis, Same Store NOI would have grown by 3.9% in 2013. On a prospective basis, absent any near-term leasing success in the Washington, D.C or downtown Chicago markets, we anticipate that Same Store NOI will likely decline during the first six months of 2014 due to downtime planned for build out of space for significant tenants at 6021 Connection Drive and Aon Center as well as roll downs in rents for Aon, Federal Home Loan Bank and Thoughtworks which were effective January 1, 2014. We expect Same Store NOI to improve beginning in the last six months of 2014 as leases for currently vacant space commence, rental abatement periods expire, and vacancy in the portfolio is absorbed through additional new leasing activity.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no issues of impairment related to our goodwill as of December 31, 2013.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 6 to our accompanying consolidated financial statements for further detail on our investment in variable interest entities.

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

The changes in fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of December 31, 2013 are designated as cash flow hedges. See Note 7 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

Stock-based Compensation

We have issued stock-based compensation in the form of restricted stock to our employees and directors. For employees, such compensation has been issued pursuant to our Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual restricted stock grant component and a multi-year performance share component. Awards granted pursuant to the annual restricted stock component are considered equity awards and expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards granted pursuant to the performance share component are considered liability awards and are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income. See Note 11 to our accompanying consolidated financial statements for further detail on our stock-based compensation.

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2013.

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

Contractual Obligations

Our contractual obligations as of December 31, 2013 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Long-term debt(1)	$2,003,525	$575,000	$938,525	(2) (3)	$140,000	$350,000
Operating lease obligations(4)	43,326	451	902		902	41,071
Total	$2,046,851	$575,451	$939,427		$140,902	$391,071

(1)
Amounts include principal payments only. We made interest payments of $69.8 million, including interest rate swap cash settlements related to various interest rate swap agreements in force and capitalized interest, during the year ended December 31, 2013 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

(2)
Includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 2.69% through maturity. As such, we estimate incurring, exclusive of changes to our credit rating, approximately $8.1 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through maturity in November 2016.

(3)
Includes the balance outstanding as of December 31, 2013 of the $500 Million Unsecured Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of August 21, 2017) provided Piedmont is not then in default and upon payment of extension fees.

(4)
Two properties (the 2001 NW 64th Street building in Ft. Lauderdale, Florida and the River Corporate Center building in Tempe, Arizona) are subject to ground leases with expiration dates of 2048 and 2101, respectively. The aggregate remaining payments required under the terms of these operating leases as of December 31, 2013 are presented above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured Line of Credit, our $300 Million Unsecured 2011 Term Loan, and the $300 Million Unsecured 2013 Term Loan which funded in January 2014. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, a significant portion of our debt is based on fixed interest rates to hedge against instability in the credit markets. We have effectively fixed the interest rate on the entire balance of our $300 Million Unsecured 2011 Term Loan through interest rate swap agreements, provided that we maintain our corporate credit rating as well as effectively fixing $200 million (as of the date of this filing) of the $300 million principal balance of the $300 Million Unsecured 2013 Term Loan. We do not enter into derivative or interest rate transactions for speculative purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2013, our consolidated debt consisted of the following (in thousands):

	2014	2015	2016		2017	2018	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$—	$366,000		$—	$—	$—	$366,000
Variable rate average interest rate	—	—	1.35%		—	—	—	1.35%
Fixed rate repayments	$575,000	$105,000	$467,525	(2)	$140,000	$—	$350,000	$1,637,525
Fixed rate average interest rate(1)	4.89%	5.29%	3.72%		5.76%	—	3.40%	4.34%

(1)	See Note 5 of our accompanying consolidated financial statements for further details on our debt structure.

(2)
The amount includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix the rate on this loan to 2.69% through November 22, 2016 (provided that we maintain our corporate credit rating).

As of December 31, 2012, our consolidated debt consisted of the following (in thousands):

	2013	2014	2015	2016		2017	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$—	$—	$129,000		$—	$—	$129,000
Variable rate average interest rate	—	—	—	1.39%		—	—	1.39%
Fixed rate repayments	$—	$575,000	$105,000	$467,525	(1)	$140,000	$—	$1,287,525
Fixed rate average interest rate(1)	—	4.89%	5.29%	3.72%		5.76%	—	4.59%

(1)
The amount includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix the rate on this loan to 2.69% through November 22, 2016 (provided that we maintain our corporate credit rating).

As of December 31, 2013 and 2012, the estimated fair value of our debt above was approximately $2.0 billion and $1.5 billion, respectively. Our 5-year interest rate swap agreements in place at December 31, 2013 carried a notional amount totaling $300 million, with a fixed interest rate (not including the corporate credit spread) of 1.24%. Our 10-year interest swap agreements in place at December 31, 2013 carried a notional amount totaling $280 million with a fixed interest rate (not including the corporate credit spread) of 2.19%.

The variable rate debt outstanding as of December 31, 2013 is based on LIBOR or the prime rate plus a specified margin as elected by us at certain intervals. An increase in the variable interest rate on the variable-rate facilities constitutes a market risk, as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders. The current stated interest rate spread on the $500 Million Unsecured Line of Credit is LIBOR plus 1.175% (based on our current corporate credit rating).

A change in the interest rate on the fixed portion of our debt portfolio, or on the $300 Million Unsecured 2011 Term Loan which is effectively fixed through interest rate swaps, impacts the fair value of the instrument but has no impact on interest incurred or cash flows.

As of December 31, 2013, a 1% change in interest rates would not have a material effect on our interest expense as our variable rate debt is limited to our $500 Million Unsecured Line of Credit which has $340.0 million outstanding as of the date of this filing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2013 or 2012.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on this assessment, our management believes that, as of December 31, 2013, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued its report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2013 in connection with our 2014 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s Web site at http://www.piedmontreit.com under the “Corporate Governance” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2013, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2013, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2013, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2013, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.        The financial statements begin on page F-4 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)	2. Schedule III—Real Estate Assets and Accumulated Depreciation.

Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 2. above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of February 2014.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN	Director	February 18, 2014
Michael R. Buchanan

/s/ DONALD S. MOSS	Director	February 18, 2014
Donald S. Moss

/s/ WESLEY E. CANTRELL	Director	February 18, 2014
Wesley E. Cantrell

/s/ WILLIAM H. KEOGLER, JR.	Director	February 18, 2014
William H. Keogler, Jr.

/s/ JEFFREY L. SWOPE	Director	February 18, 2014
Jeffrey L. Swope

/s/ FRANK C. MCDOWELL	Director	February 18, 2014
Frank C. McDowell

/s/ RAYMOND G. MILNES, JR.	Director	February 18, 2014
Raymond G. Milnes, Jr.

/s/ W. WAYNE WOODY	Chairman, and Director	February 18, 2014
W. Wayne Woody

/s/ DONALD A. MILLER, CFA	President and Director	February 18, 2014
Donald A. Miller, CFA	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 18, 2014
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 18, 2014
Laura P. Moon	(Principal Accounting Officer)

EXHIBIT INDEX
TO
2013 FORM 10-K
OF
PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document

3.1
Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc. (f/k/a Wells Real Estate Investment Trust, Inc.) (the "Company") (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010)

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

4.1
Indenture, dated May 9, 2013, by and among Piedmont Operating Partnership, LP (the "Operating Partnership"), the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on May 13, 2013)

4.2	Form of 3.40% Senior Notes due 2023 (included in Exhibit 4.1 hereto)

10.1
Amended and Restated Joint Venture Partnership Agreement of Fund XI-Fund XII-REIT Joint Venture dated June 21, 1999, by and among Wells Real Estate Fund XI, L.P., Wells Real Estate Fund XII, L.P. and the Operating Partnership (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Form S-11 Registration Statement (Commission File No. 333-83933), filed on November 17, 1999)

10.2
Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership dated April 10, 2000, by and between the Operating Partnership and Wells Real Estate Fund XII, L.P. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company’s Form S-11 Registration Statement (Commission File No. 333-66657), filed on April 25, 2000)

10.3
Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership dated June 27, 2001, by and between the Operating Partnership and Wells Real Estate Investment Fund XIII, L.P. (incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-44900), filed on July 23, 2001)

10.4
Amended and Restated Promissory Note dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.5
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.6
Amended and Restated Promissory Note dated November 1, 2007, by 1225 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.7
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated October 24, 2002, by 1225 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.8
Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.9
First Amendment to Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.120 to Post-Effective Amendment No. 6 to Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.10
Limited Liability Company Agreement of 1225 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.11
First Amendment to Limited Liability Company Associates of 1225 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.12
Promissory Note dated April 20, 2004, by Wells REIT-Chicago Center Owner, LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.174 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.13
Mortgage, Security Agreement and Fixture Filing by Wells REIT-Chicago Center Owner, LLC to Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.175 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.14
Loan Agreement (Multi-State) dated May 21, 2004, between Wells REIT-Austin, TX, L.P., Wells REIT—Multi-State Owner, LLC, Wells REIT-Nashville, TN, LLC and Wells REIT—Bridgewater, NJ, LLC; and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.176 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.15
Loan Agreement (D.C. Properties) dated May 21, 2004, between Wells REIT-Independence Square, LLC and Morgan Stanley Mortgage Capital Inc. (incorporated by reference to Exhibit 10.177 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 6, 2004)

10.16
Promissory Note dated May 5, 2005, by Wells REIT-800 Nicollett Avenue Owner, LLC. in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.17
Fixed Rate Note dated May 4, 2005, by 4250 N. Fairfax Owner, LLC in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 5, 2005)

10.18
Amended and Restated Dividend Reinvestment Plan of the Company adopted February 24, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011)

10.19*
Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.20*
Amendment Number One to Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 14, 2011)

10.21*
Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.22*
Amendment Number One to the Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 9, 2011)

10.23
Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 1, 2000 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001)

10.24
Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.25
Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.26*
Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.27*
Employment Agreement dated May 14, 2007, by and between the Company and Carroll A. “Bo” Reddic, IV (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

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

10.31
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

10.32*
2010 Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.33*	2010 Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.34*
Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.35*	Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.36
Revolving Credit Agreement dated August 21, 2012, by and among Piedmont Operating Partnership, LP, the Company, J.P. Morgan Securities LLC, RBC Capital Markets LLC, JPMorgan Chase Bank, N. A., Royal Bank of Canada, PNC Bank, National Association, SunTrust Bank, and U.S. Bank National Association, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2012)

10.37
Amendment No. 1 to Term Loan Agreement, dated as of August 21, 2012, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank as Administrative Agent, and the other banks party thereto as Lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 23, 2012)

10.38*
Offer Letter Dated October 17, 2012 among the Company and Robert K. Wiberg (incorporated by reference to Exhibit 10.41 to the Company's Annual Report of Form 10-K for the year ended December 31, 2012, filed on February 27, 2013)

10.39*	The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan dated December 5, 2013

10.40*	The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan Adoption Agreement dated December 5, 2013

10.41
Term Loan Agreement, dated as of December 18, 2013, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, U.S. Bank, N.A., and SunTrust Robinson Humphrey, Inc., as Joint Book Runners and Joint Lead Arrangers, U.S. Bank, N.A., as Agent, SunTrust Bank as Syndication Agent, the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 19, 2013)

12.1	Calculation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Identifies each management contract or compensatory plan required to be filed.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Piedmont Office Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piedmont Office Realty Trust, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 18, 2014

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Piedmont Office Realty Trust, Inc.

We have audited Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Piedmont Office Realty Trust, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Piedmont Office Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Piedmont Office Realty Trust, Inc. and our report dated February 18, 2014 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 18, 2014

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$688,761	$629,536
Buildings and improvements, less accumulated depreciation of $979,934 and $883,957 as of December 31, 2013 and December 31, 2012, respectively	3,164,575	2,908,078
Intangible lease assets, less accumulated amortization of $71,820 and $67,940 as of December 31, 2013 and December 31, 2012, respectively	74,377	54,745
Construction in progress	24,270	20,373
Total real estate assets	3,951,983	3,612,732
Investments in unconsolidated joint ventures	14,122	37,226
Cash and cash equivalents	6,973	12,957
Tenant receivables, net of allowance for doubtful accounts of $346 and $346 as of December 31, 2013 and December 31, 2012, respectively	31,145	25,038
Straight-line rent receivables	139,406	122,299
Due from unconsolidated joint ventures	266	463
Restricted cash and escrows	394	334
Prepaid expenses and other assets	24,771	21,283
Goodwill	180,097	180,097
Interest rate swaps	24,176	1,075
Deferred financing costs, less accumulated amortization of $13,041 and $10,479 as of December 31, 2013 and December 31, 2012, respectively	8,759	6,454
Deferred lease costs, less accumulated amortization of $126,465 and $108,380 as of December 31, 2013 and December 31, 2012, respectively	283,996	234,917
Total assets	$4,666,088	$4,254,875
Liabilities:
Unsecured debt	$1,014,680	$429,000
Secured debt	987,525	987,525
Accounts payable, accrued expenses, and accrued capital expenditures	128,818	127,263
Deferred income	22,267	21,552
Intangible lease liabilities, less accumulated amortization of $44,256 and $40,931 as of December 31, 2013 and December 31, 2012, respectively	47,113	40,805
Interest rate swaps	4,526	8,235
Total liabilities	2,204,929	1,614,380
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2013 or December 31, 2012	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2013 or December 31, 2012	—	—
Common stock, $.01 par value; 750,000,000 shares authorized, 157,460,903 shares issued and outstanding as of December 31, 2013; and 167,556,001 shares issued and outstanding at December 31, 2012	1,575	1,676
Additional paid-in capital	3,668,906	3,667,051
Cumulative distributions in excess of earnings	(1,231,209)	(1,022,681)
Other comprehensive income/(loss)	20,278	(7,160)
Piedmont stockholders’ equity	2,459,550	2,638,886
Noncontrolling interest	1,609	1,609
Total stockholders’ equity	2,461,159	2,640,495
Total liabilities and stockholders’ equity	$4,666,088	$4,254,875
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$447,687	$415,972	$409,711
Tenant reimbursements	104,567	106,754	113,813
Property management fee revenue	2,251	2,318	1,584
	554,505	525,044	525,108
Expenses:
Property operating costs	222,979	208,280	202,531
Depreciation	122,562	110,359	100,686
Amortization	45,651	49,562	54,008
Impairment loss	1,242	—	—
General and administrative	21,883	20,765	25,072
	414,317	388,966	382,297
Real estate operating income	140,188	136,078	142,811
Other income (expense):
Interest expense	(73,583)	(65,023)	(65,817)
Interest income and other income/(expense)	(2,352)	833	2,866
Litigation settlement recovery/(expense)	1,250	(7,500)	—
Net casualty recoveries/(loss)	10,561	(5,170)	—
Equity in income/(loss) of unconsolidated joint ventures	(3,676)	923	1,619
Gain/(loss) on consolidation	(898)	—	1,532
Gain on extinguishment of debt	—	—	1,039
	(68,698)	(75,937)	(58,761)
Income from continuing operations	71,490	60,141	84,050
Discontinued operations:
Operating income, excluding impairment loss	2,363	5,501	18,349
Impairment loss	(6,402)	—	—
Gain on sale of real estate assets	31,292	27,577	122,657
Income from discontinued operations	27,253	33,078	141,006
Net income	98,743	93,219	225,056
Less: Net income attributable to noncontrolling interest	(15)	(15)	(15)
Net income attributable to Piedmont	$98,728	$93,204	$225,041
Per share information— basic and diluted:
Income from continuing operations	$0.44	$0.35	$0.49
Income from discontinued operations	0.16	0.20	0.81
Net income available to common stockholders	$0.60	$0.55	$1.30
Weighted-average shares outstanding—basic	165,012,713	170,312,328	172,764,838
Weighted-average shares outstanding—diluted	165,137,482	170,441,223	172,980,947
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2013		2012		2011

Net income attributable to Piedmont		$98,728		$93,204		$225,041
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 7)	24,312		(7,656)		(3,064)
Reclassification of previously recorded loss included in net income (See Note 7)	3,126		3,033		1,218
Other comprehensive income/(loss)		27,438		(4,623)		(1,846)
Comprehensive income attributable to Piedmont		$126,166		$88,581		$223,195

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	172,658	$1,727	$3,661,308	$(895,122)	$(691)	$6,232	$2,773,454
Share repurchases as part of announced plan	(199)	(2)	—	(3,242)	—	—	(3,244)
Offering costs associated with issuance of common stock	—	—	(479)	—	—	—	(479)
Attribution of asset sales proceeds to noncontrolling interest	—	—	—	—	—	(2,684)	(2,684)
Dividends to common stockholders ($1.26 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(249)	(217,709)	—	(2,407)	(220,365)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	171	1	3,082	—	—	—	3,083
Net income attributable to noncontrolling interest	—	—	—	—	—	468	468
Net income attributable to Piedmont	—	—	—	225,041	—	—	225,041
Other comprehensive loss	—	—	—	—	(1,846)	—	(1,846)
Balance, December 31, 2011	172,630	1,726	3,663,662	(891,032)	(2,537)	1,609	2,773,428
Share repurchases as part of an announced plan	(5,255)	(52)	—	(88,685)	—	—	(88,737)
Offering costs associated with issuance of common stock	—	—	567	—	—	—	567
Dividends to common stockholders ($0.80 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(195)	(136,168)	—	(15)	(136,378)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	181	2	3,017	—	—	—	3,019
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	93,204	—	—	93,204
Other comprehensive loss	—	—	—	—	(4,623)	—	(4,623)
Balance, December 31, 2012	167,556	1,676	3,667,051	(1,022,681)	(7,160)	1,609	2,640,495
Share repurchases as part of an announced plan	(10,246)	(102)	—	(175,167)	—	—	(175,269)
Offering costs associated with issuance of common stock	—	—	(91)	—	—	—	(91)
Dividends to common stockholders ($0.80 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(197)	(132,089)	—	(15)	(132,301)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	151	1	2,143	—	—	—	2,144
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	98,728	—	—	98,728
Other comprehensive income	—	—	—	—	27,438	—	27,438
Balance, December 31, 2013	157,461	$1,575	$3,668,906	$(1,231,209)	$20,278	$1,609	$2,461,159

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$98,743	$93,219	$225,056
Operating distributions received from unconsolidated joint ventures	1,475	2,338	2,932
Adjustments to reconcile net income to net cash provided by operating activities:
Income attributable to noncontrolling interest- discontinued operations	—	—	453
Depreciation	123,566	113,650	109,730
Amortization of deferred financing costs and fair market value adjustments on notes payable	2,620	2,648	4,777
Settlement of forward starting interest rate swaps	672	—	—
Other amortization	43,939	47,479	56,688
Impairment loss on wholly-owned properties	7,644	—	—
Gain on extinguishment of debt	—	—	(1,041)
Accretion of discount on notes receivable	—	—	(482)
Stock compensation expense	1,590	2,246	4,705
Reduction of long-lived assets due to casualty event	—	1,980	—
Equity in income of unconsolidated joint ventures	3,676	(923)	(1,609)
Loss/(gain) on consolidation	898	—	(1,532)
Gain on sale of real estate assets	(31,292)	(27,577)	(122,657)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(29,101)	(21,720)	(13,295)
(Increase)/decrease in restricted cash and escrows	(60)	8,705	18,720
Increase in prepaid expenses and other assets	(3,427)	(3,837)	(2,727)
(Decrease)/increase in accounts payable and accrued expenses	(6,434)	8,486	3,511
Increase/(decrease) in deferred income	570	(5,769)	(16,134)
Net cash provided by operating activities	215,079	220,925	267,095
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(366,182)	(4,225)	(161,576)
Capitalized expenditures, net of accruals	(175,988)	(104,262)	(54,033)
Acquisition of unconsolidated joint ventures, net of cash assumed	(14,242)	—	—
Cash assumed upon consolidation of variable interest entity	—	—	5,063
Net sale proceeds from wholly-owned properties and consolidated joint venture	95,671	93,839	291,785
Net sale proceeds received from unconsolidated joint ventures	—	—	3,036
Investments in unconsolidated joint ventures	(793)	(136)	(151)
Liquidation of noncontrolling interest upon sale of consolidated joint venture	—	—	(95)
Deferred lease costs paid	(34,298)	(48,692)	(47,049)
Net cash provided/(used in) by investing activities	(495,832)	(63,476)	36,980
Cash Flows from Financing Activities:
Deferred financing costs paid	(4,892)	(3,125)	(3,367)
Proceeds from debt	1,085,604	409,000	829,000
Repayments of debt	(500,000)	(465,000)	(822,875)
Net costs of issuance of common stock	(91)	(229)	(252)
Repurchases of common stock as part of announced plan	(173,551)	(88,450)	(3,244)
Dividends paid and discount on dividend reinvestments	(132,301)	(136,378)	(220,365)
Net cash provided by/(used in) financing activities	274,769	(284,182)	(221,103)
Net increase/(decrease) in cash and cash equivalents	(5,984)	(126,733)	82,972
Cash and cash equivalents, beginning of year	12,957	139,690	56,718
Cash and cash equivalents, end of year	$6,973	$12,957	$139,690
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, AND 2011

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

As of December 31, 2013, Piedmont owned 78 office properties, as well as interests in two office buildings through an unconsolidated joint venture. Piedmont's consolidated office properties comprise 21.5 million square feet (unaudited) of primarily Class A commercial office space, and were 87.2% leased (unaudited) as of December 31, 2013. As of December 31, 2013, approximately 90% of our annualized lease revenue ("ALR") (unaudited) was generated from our primary  markets: Atlanta, Boston, Chicago, Los Angeles, Minneapolis, the New York Metropolitan Statistical Area ("MSA"), Texas (Dallas, Houston and Austin), and Washington, D.C.

Piedmont internally evaluates all of the real estate assets as one operating segment, and accordingly, does not report segment information.

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

In addition, during the three years ended December 31, 2013, Piedmont owned interests in certain properties through its ownership in various unconsolidated joint venture partnerships. Although Piedmont is currently or was the majority equity participant in these joint ventures, Piedmont and its co-venturer exercised joint control over the properties held by the joint ventures. As a result, in accordance with GAAP, the accounts of these joint ventures are not consolidated, but rather accounted for using the equity method of accounting in Piedmont’s consolidated financial statements.

Please refer to Note 6 for a summary of Piedmont’s interests in and consolidation treatment of its various VIEs as of December 31, 2013.

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

Real Estate Assets

Real estate assets are stated at cost, as adjusted for any impairment, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, any tenant improvements or major improvements, and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development of a real estate asset is in progress. Approximately $31,000, $0, and $0 of interest was capitalized for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Piedmont allocates the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values.

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

The fair values of in-place leases include an estimate of the direct costs associated with obtaining the acquired or "in place" tenant, estimates of opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. The amount capitalized as direct costs associated with obtaining a tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

Gross intangible assets and liabilities recorded at acquisition as of December 31, 2013 and 2012, respectively, are as follows (in thousands):

	December 31, 2013	December 31, 2012
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$21,137	$21,468
Absorption Period Costs	$125,060	$101,217
Intangible Lease Origination Costs (included in Deferred Lease Costs)	$158,427	$116,995
Intangible Lease Liabilities (Below-Market In-Place Leases)	$91,369	$81,736

For the years ended December 31, 2013, 2012, and 2011, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	2013	2012	2011
Amortization expense related to Intangible Lease Origination Costs and Absorption Period Costs	$30,409	$36,151	$48,013
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$5,278	$5,678	$7,065

Net intangible assets and liabilities as of December 31, 2013 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	Absorption Period Costs	Intangible Lease Origination Costs(1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2014	$2,050	$15,046	$18,882	$6,825
2015	1,891	13,789	17,490	6,328
2016	1,662	10,996	14,652	6,205
2017	886	8,241	11,671	6,300
2018	309	5,687	8,726	5,702
Thereafter	131	13,689	21,449	15,753
	$6,929	$67,448	$92,870	$47,113

Weighted-Average Amortization Period (in years)	4	6	6	8

(1)	Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

Investments in Unconsolidated Joint Ventures

Piedmont’s investments in unconsolidated joint ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, net income/(loss), and "other than temporary" impairments, if any, attributable to such joint ventures. Pursuant to the terms of the unconsolidated joint venture agreements, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis, and are classified as cash inflows from operating activities, as they are presumed to be returns on Piedmont’s investment in the respective joint venture. Proceeds received as the result of a sale of an asset from an unconsolidated joint venture are considered a return of Piedmont’s investment in the joint venture and classified as cash inflows from investing activities.

Cash and Cash Equivalents

Piedmont considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net and Straight-line Rent Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables represent the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Piedmont adjusted the allowance for doubtful accounts by recording provisions for/(recoveries of) bad debts of approximately $0.2, $0, and ($0.4) million for the years ended December 31, 2013, 2012, and 2011, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of income.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of the following items:

•	prepaid property taxes, insurance and operating costs;

•	deferred common area maintenance costs which will be reimbursed by tenants over specified time periods;

•	receivables which are unrelated to tenants, for example, insurance proceeds receivable from insurers related to casualty losses; and

•	equipment, furniture and fixtures, and tenant improvements for Piedmont’s corporate office space, net of accumulated depreciation.

Prepaid expenses and other assets will be expensed as utilized or reclassified to other asset accounts upon being put into service in future periods. Balances without a future economic benefit are expensed as they are identified. Deferred common area maintenance costs are amortized to property operating costs as the related reimbursement income is recognized over the period specified in the respective lease.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Piedmont tests the carrying value of its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. Piedmont first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, Piedmont concludes that the estimated fair value is greater than the carrying amount, then performing a further two-step impairment test is unnecessary. However, if Piedmont chooses to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized.

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

The changes in fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of Piedmont's interest rate derivative agreements as of December 31, 2013 are designated as cash flow hedges.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders including amounts paid directly to lenders and are capitalized and amortized to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of deferred financing costs for the years ended December 31, 2013, 2012, and 2011 of approximately $2.6 million, $2.6 million, and $3.2 million, respectively, which is included in interest expense in the accompanying consolidated statements of income.

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases. In addition to direct costs, deferred lease costs also include intangible lease origination costs related to in-place leases acquired as part of a property acquisition and direct payroll costs incurred related to negotiating and executing specific leases. For the years ended December 31, 2013, 2012, or 2011, Piedmont capitalized approximately $0.1 million, $0, and $0, respectively, of internal leasing costs.

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of income as follows:

•	Approximately $34.0 million, $29.8 million, and $30.0 million of deferred lease costs for the years ended December 31, 2013, 2012, and 2011, respectively, are included in amortization expense; and

•
Approximately $3.5 million, $2.5 million, and $3.7 million, of deferred lease costs related to lease incentives granted to tenants for the years ended December 31, 2013, 2012, and 2011, respectively, was included as an offset to rental income.

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

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0, $0, and $1.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. On October 31, 2013, the board of directors of Piedmont authorized the repurchase and retirement of up to $150 million of Piedmont's common stock through October 2015. Piedmont may repurchase the shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. Repurchases will depend upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. As of December 31, 2013, approximately $89.8 million is available for share repurchases through October 2015.

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

Noncontrolling Interest

Noncontrolling interest is the equity interest of consolidated entities that are not owned by Piedmont. Noncontrolling interest is adjusted for contributions, distributions, and earnings (losses) attributable to the noncontrolling interest partners of the consolidated joint ventures. All earnings and distributions are allocated to the partners of the consolidated joint ventures in accordance with their respective partnership agreements. Earnings allocated to such noncontrolling interest partners are recorded as income attributable to noncontrolling interest in the accompanying consolidated statements of income.

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

Gains on the sale of real estate assets are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the purchaser. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are primarily recognized through impairment charges when identified.

Stock-based Compensation

Piedmont has issued stock-based compensation in the form of restricted stock to its employees and directors. For employees, such compensation has been issued pursuant to Piedmont's Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual restricted stock grant component and a multi-year performance share component. Awards granted pursuant to the annual restricted stock component are considered equity awards and expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards granted pursuant to the performance share component are considered liability awards and are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income. Additionally, Piedmont has adopted a nonqualified deferred compensation plan which allows certain employees to elect to defer their receipt of compensation, including but not limited to any stock-based compensation, until future taxable years.

Legal Fees and Related Insurance Recoveries

Piedmont recognizes legal expenses in the period in which services are rendered as a component of general and administrative expense for routine corporate matters or as property operating costs for legal expenses attributable to operating properties. Insurance reimbursements related to ongoing legal matters are recorded as a reduction of legal expense in the period that the insurance company definitively notifies Piedmont of its intent to issue payment.

Litigation Settlement Expense and Related Insurance Recoveries
During the year ended December 31, 2012, Piedmont settled two separate securities class action lawsuits and recorded $7.5 million in litigation settlement expense. During the year ended December 31, 2013, Piedmont received and recognized approximately $1.3 million of insurance recoveries related to the settlement.
Net Casualty Loss/(Gain)

From time to time, specific assets may be damaged or destroyed by natural disasters. Such damages may result in significant expenses related to the destruction of fixed assets or costs to clean, repair, and establish emergency operations at the building or buildings affected by the casualty event. In addition, Piedmont may recognize expenses as a result of issuing rent abatements to tenants for business interruptions caused by the tenants' inability to access the space that they lease from Piedmont. Losses related to the above items are estimated and recorded in the period incurred without regard to whether the loss may be ultimately recoverable under Piedmont's various insurance policies. Any insurance recoveries related to such losses, if applicable, are recorded as income in the period receipt is determined to be probable. Insurance recoveries in excess of losses recognized or related to business interruption are recorded as income in the period that the insurance company definitively notifies Piedmont of its intent to issue payment. During the years ended December 31, 2013, 2012, and 2011, Piedmont recognized $1.5 million, $0, and $0 in business interruption insurance recoveries, respectively. Casualty losses are presented net of insurance recovery income recorded during the period. During the years ended December 31, 2013 and 2012, substantially all of the net casualty loss recorded related to losses incurred in Piedmont's New York/New Jersey portfolio as a result of Hurricane Sandy which occurred in October 2012.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes. Accordingly, neither a provision nor a benefit for federal income taxes has been made in the accompanying consolidated financial statements. Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in general and administrative expenses in the accompanying consolidated financial statements. Additionally, Piedmont conducts certain operations through its taxable REIT subsidiary, Piedmont Office Holdings, Inc. These operations resulted in recording a provision for income taxes of approximately $0, $9 thousand and $5 thousand for the years ended December 31, 2013, 2012, and 2011, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to the required presentation of income from discontinued operations for properties sold during the years ended December 31, 2013, 2012, and 2011 (see Note 14), as well as reclassifying deferred common area maintenance costs from deferred lease costs to prepaid and other assets. None of these reclassifications affect net income or net equity attributable to Piedmont as presented in previous periods.

3.    Acquisitions

During the year ended December 31, 2013, Piedmont acquired the following properties and parcel of undeveloped land:

Property		Metropolitan Statistical Area	Date of Acquisition	Rentable Square Feet (Unaudited)	Percentage Leased as of Acquisition (Unaudited)	Contractual Purchase Price (in millions)
Arlington Gateway		Washington, D.C.	March 4, 2013	333,948	99%	$175.6
5 & 15 Wayside Road		Boston, MA	March 22, 2013	271,434	95%	$69.3
2020 W. 89th Street	(1)	Kansas City, KS	August 12, 2013	68,376	85%	$4.3
5301 Maryland Way	(1)	Nashville, TN	August 12, 2013	201,237	100%	$18.5
4685 Investment Drive	(1)	Detroit, MI	August 12, 2013	77,045	100%	$10.0
6565 MacArthur Blvd		Dallas, TX	December 5, 2013	259,819	93%	$46.6
One Lincoln Park		Dallas, TX	December 20, 2013	261,826	79%	$56.7
161 Corporate Center		Dallas, TX	December 30, 2013	104,895	91%	$16.0
Land Parcel		Metropolitan Statistical Area	Date of Acquisition	Acreage	Purchase Price (in millions)
Royal Lane		Dallas, TX	August 1, 2013	10.59	$2.6

(1)	On August 12, 2013, Piedmont purchased all of the remaining interests in three office properties previously held through two unconsolidated joint ventures for approximately $14.7 million in cash.

4.    Unconsolidated Joint Ventures

Investments in Unconsolidated Joint Ventures

As of December 31, 2013 and 2012, Piedmont owned interests in the following unconsolidated joint ventures (in thousands):

Name of Joint Venture		Properties Held by Joint Venture	Piedmont’s Approximate Ownership Percentage	Net Book Value
				2013	2012
Fund XIII and REIT Joint Venture		8560 Upland Drive Two Park Center	72%	$14,122	$18,814
Fund XII and REIT Joint Venture	(1)	4685 Investment Drive 5301 Maryland Way	55%	—	15,813
Fund XI, XII and REIT Joint Venture	(1)	2020 W. 89th Street	57%	—	2,599
				$14,122	$37,226

(1)
On August 12, 2013, Piedmont purchased all of the remaining interests in three office properties previously held through these two unconsolidated joint ventures for approximately $14.7 million in cash, representing the estimated fair value of the respective property, less Piedmont's existing investment in the respective unconsolidated joint ventures. Such estimated fair value was derived by reference to a credible, unrelated third-party offer and verified using discounted cash flow analysis. Under the terms of the respective joint venture agreements, Piedmont exercised its dissenter's right to buy out each of its co-venturers' interests based upon the terms of the third-party offer. The $0.9 million difference between the fair value of the properties acquired and the sum of Piedmont's previously recorded book value in investment in unconsolidated joint ventures plus cash consideration paid for the interests was recorded as a loss on consolidation in Piedmont's consolidated statement of operations for the year ended December 31, 2013.

5.    Debt

During the year ended December 31, 2013, Piedmont entered into two new debt facilities as detailed below.

On May 9, 2013, Piedmont OP issued $350 million in aggregate principal amount of 3.40% Senior Notes (the “$350 Million Senior Notes”), which mature on June 1, 2023, pursuant to an indenture, dated as of May 9, 2013, by and among Piedmont OP, Piedmont, as guarantor, and U.S. Bank National Association, as trustee. Interest on the $350 Million Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, and the $350 Million Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Piedmont. Piedmont OP may, at its option, redeem the $350 Million Senior Notes, in whole at any time or in part from time to time, in each case prior to March 1, 2023, at a redemption price equal to the greater of (i) 100% of the principal amount of the $350 Million Senior Notes to be redeemed and (ii) a “make-whole” amount, plus unpaid interest, if any. In addition, at any time on or after March 1, 2023, Piedmont OP may, at its option, redeem the $350 Million Senior Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the $350 Million Senior Notes to be redeemed plus unpaid interest, if any.

The $350 Million Senior Notes contain certain covenants that, subject to certain exceptions, limit the ability of Piedmont and Piedmont OP to, among other things, incur additional secured and unsecured indebtedness and to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety. Additionally, these covenants require Piedmont to maintain a pool of unencumbered assets. The $350 Million Senior Notes contain customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the $350 Million Senior Notes to be declared due and payable. Piedmont used the proceeds from the $350 Million Senior Notes to partially repay outstanding amounts under its $500 Million Unsecured Line of Credit, which had been used to purchase properties and repurchase shares of its common stock.

Additionally, on December 18, 2013, Piedmont OP entered into a $300 million unsecured delayed draw term loan facility (the “$300 Million Unsecured 2013 Term Loan”) with a consortium of lenders. The term of the facility is five years with a maturity date of January 31, 2019. Piedmont OP paid customary arrangement and upfront fees to the lenders in connection with the closing of the facility. On January 30, 2014, Piedmont OP drew down the entire $300 million in principal under the facility. Of the proceeds, $225 million was used to repay the maturing mortgage on Aon Center, and $75 million was used to pay down a portion of the balance outstanding under the $500 Million Unsecured Line of Credit.

The $300 Million Unsecured 2013 Term Loan has the option to bear interest at varying levels based on the sum of (i) the London Interbank Offered Rate (“LIBOR”) or Base Rate (defined as the greater of the prime rate, the federal funds rate plus one-half of one percent, or 30-day LIBOR plus one percent), and (ii) a spread which can vary from 0% to 1.95% based on the credit rating levels issued for Piedmont or Piedmont OP. As of December 31, 2013, the stated interest rate spread was 1.20% based on the Piedmont's then current credit rating.
Under the terms of the $300 Million Unsecured 2013 Term Loan, Piedmont OP is subject to certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2013 and 2012 (in thousands):

Facility	Collateral	Rate(1)		Maturity		Amount Outstanding as of December 31,
						2013		2012
Secured (Fixed)
$200.0 Million Mortgage Note	Aon Center	4.87%		5/1/2014		$200,000	(10)	$200,000
$25.0 Million Mortgage Note	Aon Center	5.70%		5/1/2014		25,000	(10)	25,000
$350.0 Million Secured Pooled Facility	Nine Property Collateralized Pool(2)	4.84%		6/7/2014		350,000		350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015		105,000		105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool(3)	5.50%		4/1/2016		125,000		125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525		42,525
$140.0 Million WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000		140,000
Subtotal/Weighted Average(4)		5.17%				987,525		987,525
Unsecured (Variable and Fixed)
$300 Million Unsecured 2011 Term Loan		LIBOR + 1.45%	(5)	11/22/2016		300,000		300,000
$500 Million Unsecured Line of Credit		1.35%	(6)	8/19/2016	(7)	366,000		129,000
$350 Million Senior Notes		3.40%	(8)	6/1/2023		348,680		—
$300 Million Unsecured 2013 Term Loan		LIBOR + 1.20%	(9)	1/31/2019		—		—
Subtotal/Weighted Average(4)		2.46%				1,014,680		429,000
Total/ Weighted Average(4)		3.80%				$2,002,205		$1,416,525

(1)	All of Piedmont’s outstanding debt as of December 31, 2013 and 2012 is interest-only debt.

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

(3)	Four property collateralized pool includes 1430 Enclave Parkway in Houston, Texas, Windy Point I and II in Schaumburg, Illinois, and 1055 East Colorado Boulevard in Pasadena, California.

(4)	Weighted average is based on the net book value of outstanding debt and interest rates in the table (or as footnoted) as of December 31, 2013.

(5)
The $300 Million Unsecured 2011 Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.69% through maturity.

(6)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various length LIBOR locks. All LIBOR selections are subject to an additional spread (1.175% as of December 31, 2013) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of December 31, 2013 consists of LIBOR draws at an average rate of 0.17% (subject to the additional spread mentioned above). Further, for the year ended December 31, 2013, Piedmont incurred net borrowings of approximately $237.0 million on its outstanding line of credit.

(7)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of August 21, 2017) provided Piedmont is not then in default and upon payment of extension fees.

(8)
The $350 Million Senior Notes have a fixed coupon rate of 3.40%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 3.45%.

(9)
On January 30, 2014, Piedmont drew the full commitment of the $300 Million Unsecured 2013 Term Loan. Additionally, Piedmont entered into four interest rate swap agreements with a total notional value of $200 million to effectively fix the interest rate for this portion of the debt at 2.79%.

(10)	On January 31, 2014, Piedmont used the proceeds of the $300 Million Unsecured 2013 Term Loan mentioned above to fully repay the $200 Million Mortgage Note and the $25 Million Mortgage Note.

A summary of the aggregate maturities of Piedmont’s indebtedness as of December 31, 2013, is provided below (in thousands):

2014	$575,000
2015	105,000
2016	833,525	(1)
2017	140,000
2018	—
Thereafter	350,000
Total	$2,003,525

(1)
Includes the balance outstanding as of December 31, 2013 of the $500 Million Unsecured Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of August 21, 2017) provided Piedmont is not then in default and upon payment of extension fees.

Piedmont’s weighted-average interest rate as of December 31, 2013 and 2012, for aforementioned borrowings was approximately 3.80% and 4.30%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements and net of capitalized interest, of approximately $69.8 million, $62.6 million, and $66.7 million during the years ended December 31, 2013, 2012, and 2011, respectively.

6.    Variable Interest Entities and Equity Participation Rights

Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE.

A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of December 31, 2013 is as follows, (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of December 31, 2013	Net Carrying Amount as of December 31, 2012	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(5.3)	$(5.7)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$(0.9)	$(0.1)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$228.3	$194.0
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

Medici Atlanta, LLC	100%	The Medici	Consolidated	$14.4	$13.7
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

400 TownPark, LLC	100%	400 TownPark	Consolidated	$22.3	$23.5
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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the year ended December 31, 2013, Piedmont used four interest rate swap agreements with a total notional value of $300 million to hedge the variable cash flows associated with its $300 Million Unsecured Term Loan.

During 2012 and 2013, Piedmont entered into six forward starting interest rate swap agreements with a total notional value of $530 million to hedge the risk of changes in the interest-related cash flows associated with various potential issuances of long-term debt. In conjunction with the issuance of the $350 Million Senior Notes (see Note 5), Piedmont settled two of the forward starting swap agreements with a total notional value of $250 million for a gain of approximately $0.7 million. The gain was recorded as accumulated other comprehensive income and is being amortized as an offset to interest expense over the ten-year term of the $350 Million Senior Notes. As of December 31, 2013, Piedmont continues to hold the remaining $280 million of forward starting interest rate swaps to hedge its exposure to the variability in future cash flows for additional potential future debt issuances over a maximum period of 123 months.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2013 is as follows:

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

Piedmont has elected to present its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2013 and December 31, 2012, respectively, is as follows (in thousands):

Interest rate swaps classified as:	December 31, 2013	December 31, 2012
Gross derivative assets	$24,176	$1,075
Gross derivative liabilities	(4,526)	(8,235)
Net derivative asset/(liability)	$19,650	$(7,160)

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the fair value of these derivatives designated as, and that qualify as, cash flow hedges is recorded in OCI and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of Piedmont's interest rate derivatives that was recorded in the accompanying consolidated statements of income for the years ended December 31, 2013, 2012, and 2011, respectively, was as follows (in thousands):

Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	2013	2012	2011
Amount of loss/(gain) recognized in OCI on derivatives	$(24,312)	$7,656	$3,064
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$(3,126)	$(3,033)	$(1,218)

Piedmont estimates that an additional $7.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the years ended December 31, 2013, 2012, or 2011.

Additionally, see Note 8 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value plus accrued interest, or approximately $4.7 million. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

8.    Fair Value Measurements

Piedmont considers its cash, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments as of December 31, 2013 and 2012, respectively (in thousands):

	2013			2012
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$6,973	$6,973	Level 1	$12,957	$12,957	Level 1
Tenant receivables, net(1)	$31,145	$31,145	Level 1	$25,038	$25,038	Level 1
Restricted cash and escrows(1)	$394	$394	Level 1	$334	$334	Level 1
Interest rate swap asset	$24,176	$24,176	Level 2	$1,075	$1,075	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$16,680	$16,680	Level 1	$23,113	$23,113	Level 1
Interest rate swap liability	$4,526	$4,526	Level 2	$8,235	$8,235	Level 2
Debt	$2,002,205	$2,004,870	Level 2	$1,416,525	$1,470,002	Level 2

(1)	For the periods presented, the carrying value approximates estimated fair value due to its short-term maturity.

Piedmont's debt was carried at book value as of December 31, 2013 and 2012; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 7 above are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at fair value as of December 31, 2013 and 2012. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2013 and 2012, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

9.    Impairment of Certain Real Estate Assets

Piedmont recorded the following impairment charges for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Impairment losses included in continuing operations:
Impairment losses recorded in real estate operating expenses:
11107 and 11109 Sunset Hills Road	$1,242	$—	$—
Impairment losses recorded in equity in loss of unconsolidated joint ventures:
Piedmont's Investment in Fund 13 and REIT JV (at Piedmont's approximate 72% ownership)	$4,402	$—	$—
Impairment losses recorded in discontinued operations:
1111 Durham Avenue	$6,402	$—	$—

During the year ended December 31, 2013, Piedmont reduced its intended holding period for the 11107 and 11109 Sunset Hills Road buildings in Reston, Virginia which resulted in the recording of an impairment loss of approximately $1.2 million to reduce the carrying value of the assets to their estimated fair value. The decision to reduce the holding period was prompted by the loss of prospective replacement tenants for the 11109 building and indications of value from brokers familiar with the buildings and expressions of interest from various potential third party buyers.

During the year ended December 31, 2013, Piedmont also recorded a $4.4 million impairment charge related to a decline in the value of its equity method investment in Fund 13 and REIT Joint Venture ("Fund 13/REIT") that Piedmont deemed "other than temporary". Fund 13/REIT owns and operates two commercial office buildings: 8560 Upland Drive, located in Parker, Colorado, and Two Park Center, located in Hoffman Estates, Illinois. The decline in value of Piedmont's equity investment in Fund13/REIT is attributable to the expiration of the sole tenant of Two Park Center as of December 31, 2013, Piedmont's pessimism regarding the near-term identification of a replacement tenant given the current state of the Hoffman Estates commercial office market, and the implications of those events on Piedmont's ability to recover its basis in its equity method investment.

In accordance with GAAP regarding fair value measurements, Piedmont valued the 11107 and 11109 Sunset Hills Road buildings using a Level 1 fair value measurement, as there are direct observations and transactions involving the asset by unrelated, potential third-party purchasers. The fair value measurement used in the evaluation of Fund 13/REIT is considered to be a Level 3 fair value measurement within the prescribed fair value hierarchy.

During the year ended December 31, 2013, Piedmont sold the 1111 Durham Avenue building in South Plainfield, New Jersey and recorded an impairment charge of $6.4 million based on the difference between carrying value and fair value of the asset at the time it was reclassified from real estate assets held-for-use (at cost) to real estate assets held for sale (at estimated fair value). The fair value measurement used in the evaluation of this non-financial asset was based upon the amount set forth in the purchaser's original letter of intent which approximated the land value of the asset due to the age of construction and lack of near term leasing prospects for the building.

10.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that may obligate Piedmont to provide funding for tenant or building improvements and/or leasing commissions. Piedmont classifies such tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”); and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of December 31, 2013, Piedmont anticipates funding potential non-incremental capital expenditures of approximately $85.1 million related to its existing lease portfolio over the respective lease terms. The timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement, and in some cases, these obligations may expire with the underlying lease without further recourse to Piedmont. As of December 31, 2013, commitments for incremental capital expenditures associated with new leases, totaled approximately $19.5 million. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for such capital improvements or other financial obligations.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded additional expense related to such tenant audits/disputes of approximately $1.2 million, $0.2 million and $0.7 million during the years ended December 31, 2013, 2012, and 2011, respectively.

Letters of Credit

As of December 31, 2013, Piedmont was subject to the following letters of credit, which reduce the total outstanding capacity under its $500 Million Unsecured Line of Credit:

Amount		Expiration of Letter of Credit (1)
$1,805,480	(2)	July 2014
$9,033,164	(2)	July 2014
$382,556		July 2014

(1)	All of Piedmont's outstanding letter of credit agreements contain an “evergreen” clause, which automatically renews for consecutive, one-year periods each anniversary, subject to certain limitations.

(2)	These letter of credit agreements were terminated in conjunction with repaying the notes payable secured by the Aon Center building in Chicago, Illinois on February 3, 2014.

Operating Lease Obligations

Two properties including the 2001 NW 64th Street building in Ft. Lauderdale, Florida and the River Corporate Center building in Tempe, Arizona were subject to ground leases during the year with expiration dates of 2048 and 2101, respectively. The aggregate payments required under the terms of these operating leases as of December 31, 2013 are presented below (in thousands):

2014	$451
2015	451
2016	451
2017	451
2018	451
Thereafter	41,071
Total	$43,326

Ground rent expense was approximately $0.8 million, $0.8 million, and $0.6 million for the years ended December 31, 2013, 2012, and 2011, respectively, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the real estate assets of the related office buildings subject to operating ground leases is approximately $21.9 million and $31.8 million as of December 31, 2013 and 2012, respectively.

Litigation

Piedmont is from time to time a party to legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition. Piedmont is not aware of any such legal proceedings contemplated by governmental authorities.

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

A rollforward of Piedmont's deferred stock award activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Deferred Stock Awards as of December 31, 2012	318,893	$18.41
Deferred Stock Awards Granted During Fiscal Year 2013	161,257	$19.47
Deferred Stock Awards Vested During Fiscal Year 2013	(209,284)	$18.91
Deferred Stock Awards Forfeited During Fiscal Year 2013	(5,727)	$18.62
Unvested Deferred Stock Awards as of December 31, 2013	265,139	$18.65

The following table provides additional information regarding stock award activity during the years ended December 31, 2013, 2012, and 2011 (in thousands except for per share data):

	2013	2012	2011
Weighted-Average Grant Date Fair Value for Shares Granted During the Year (per share)	$19.47	$17.53	$19.03
Total Grant Date Fair Value of Shares Vested During the Year	$3,957	$5,331	$5,405
Share-based Liabilities Paid(1)	$103	$798	$851

(1)	Amounts reflect the issuance of performance share awards during the period.

A detail of Piedmont’s outstanding employee deferred stock awards as of December 31, 2013 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of December 31, 2013
April 5, 2011	Annual Deferred Stock Award	116,116	$19.40	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on April 5, 2012, 2013, and 2014, respectively.	36,835
April 5, 2011	Fiscal Year 2011-2013 Performance Share Program	—	$18.27	Shares awarded, if any, will vest immediately upon determination of award in 2014.	—	(2)
April 4, 2012	Annual Deferred Stock Award	190,134	$17.53	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on April 4, 2013, 2014, and 2015, respectively.	110,184
April 4, 2012	Fiscal Year 2012-2014 Performance Share Program	—	$17.42	Shares awarded, if any, will vest immediately upon determination of award in 2015.	—	(2)
April 2, 2013	Annual Deferred Stock Award	146,679	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on April 2, 2014, 2015, and 2016, respectively.	118,120
April 2, 2013	Fiscal Year 2013-2015 Performance Share Program	—	$18.91	Shares awarded, if any, will vest immediately upon determination of award in 2016.	—	(2)
Total					265,139

(1)	Amounts reflect the total grant to employees, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2013.

(2)
Estimated based on Piedmont's cumulative total stockholder return ("TSR") for the respective performance period through December 31, 2013. As of December 31, 2013, Piedmont's TSR for each of these respective plans was below threshold. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the years ended December 31, 2013, 2012, and 2011, Piedmont recognized approximately $3.1 million, $3.9 million and $6.5 million of compensation expense related to stock awards, of which approximately $2.0 million, $2.5 million and $5.3 million, related to the amortization of nonvested shares, respectively. During the year ended December 31, 2013, a total of 150,852 shares were issued to employees, directors and officers. As of December 31, 2013, approximately $1.9 million of unrecognized compensation cost related to nonvested, annual deferred stock awards remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Weighted-average common shares—basic	165,013	170,312	172,765
Plus incremental weighted-average shares resulting from the assumed conversion of time-vested restricted stock awards	124	129	216
Weighted-average common shares—diluted	165,137	170,441	172,981

13.    Operating Leases

Piedmont’s real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease term, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Piedmont retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, however, generally they are not significant. Exposure to credit risk is limited to the extent that tenant receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

As of December 31, 2013, approximately 90% of our ALR (unaudited) is generated from our primary markets: Atlanta, Boston, Chicago, Los Angeles, Minneapolis, the New York MSA, Texas (Dallas, Houston and Austin), and Washington, D.C. Furthermore, almost 10% of Piedmont's ALR (unaudited) is generated from federal governmental agencies.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases, excluding unconsolidated joint ventures, as of December 31, 2013, is presented below (in thousands):

Years ending December 31:
2014	$386,504
2015	394,329
2016	372,684
2017	352,014
2018	321,294
Thereafter	1,446,082
Total	$3,272,907

14.    Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations (in thousands):

Building Sold		Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
Eastpointe Corporate Center		Issaquah, Washington	July 1, 2011	$12,152	$31,704
5000 Corporate Court		Holtsville, New York	August 31, 2011	$14,367	$36,100
35 West Wacker Drive	(1)	Chicago, Illinois	December 15, 2011	$96,138	$223,981
Portland Portfolio	(2)	Beaverton, Oregon	March 19, 2012	$17,823	$43,832
26200 Enterprise Way		Lake Forest, California	May 31, 2012	$10,013	$24,412
110 & 112 Hidden Lake Circle Buildings		Duncan, South Carolina	September 21, 2012	$(259)	$25,595
1111 Durham Avenue		South Plainfield, New Jersey	March 28, 2013	$(9)	$3,752
1200 Enclave Parkway		Houston, Texas	May 1, 2013	$16,246	$45,552
350 Spectrum Loop		Colorado Springs, Colorado	November 1, 2013	$7,959	$29,676
8700 South Price Road		Tempe, Arizona	December 30, 2013	$7,096	$16,691

(1)	Piedmont sold its approximate 96.5% ownership in the property. Transaction data above is presented at Piedmont's ownership percentage.

(2)
The Portland Portfolio consisted of four office properties known as the Deschutes building, the Rhein building, the Rogue building, and the Willamette building, as well as 18.19 acres of adjoining, undeveloped land.

Income from Discontinued Operations

The details comprising income from discontinued operations are presented below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$4,678	$13,215	$45,306
Tenant reimbursements	757	1,528	20,632
	5,435	14,743	65,938
Expenses:
Property operating costs	1,900	5,216	26,243
Depreciation	1,004	3,291	9,044
Amortization	209	690	5,995
General and administrative	2	45	(168)
	3,115	9,242	41,114
Other income (expense):
Interest expense	—	—	(5,931)
Interest income and other income/(expense)	26	—	(91)
Net casualty recoveries	17	—	—
Net loss attributable to noncontrolling interest	—	—	(453)
	43	—	(6,475)
Operating income, excluding impairment loss and gain on sale of real estate assets	2,363	5,501	18,349
Impairment loss	(6,402)	—	—
Gain on sale of real estate assets	31,292	27,577	122,657
Income from discontinued operations	$27,253	$33,078	$141,006

15.    Supplemental Disclosures of Noncash Activities

Significant noncash investing and financing activities for the years ended December 31, 2013, 2012, and 2011 (in thousands) are outlined below:

	2013	2012	2011
Accrued capital expenditures and deferred lease costs	$12,460	$12,598	$8,218
Change in accrued offering costs related to issuance of common stock	$—	$(567)	$227
Net assets assumed upon consolidation of variable interest entity, net of notes receivable previously recorded	$—	$—	$188,283
Liabilities assumed upon consolidation of variable interest entity	$—	$—	$191,814
Change in accrued share repurchases as part of an announced plan	$1,718	$287	$—

16.    Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2013, 2012, and 2011, is calculated as follows (in thousands):

	2013	2012	2011
GAAP basis financial statement net income	$98,728	$93,204	$225,041
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	42,374	35,125	47,346
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(25,964)	(10,422)	(9,380)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	(4,701)	(5,324)	(6,605)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(35,153)	(7,967)	(66,410)
Taxable income of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	—	2,662	4,515
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	9,045	14,361	(2,072)
Income tax basis net income, prior to dividends paid deduction	$84,329	$121,639	$192,435

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2013	2012	2011
Ordinary income	64%	73%	61%
Return of capital	36%	11%	12%
Capital gains	—%	16%	27%
	100%	100%	100%

At December 31, 2013 and 2012, the tax basis carrying value of Piedmont’s total assets was approximately $4.5 billion and $4.1 billion, respectively.

Accrued interest and penalties related to uncertain tax positions are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets and the tax liability recorded, including the interest and penalties, was approximately $6.7 million as of December 31, 2013 and 2012. Piedmont recorded no additional expense during the years ended December 31, 2013, 2012, and 2011, respectively, related to such positions. The tax years 2010 to 2013 remain open to examination by various federal and state taxing authorities.

17.    Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012, is presented below (in thousands, except per-share data). The amounts presented may have been restated from previous period presentations due to reclassifications related to discontinued operations (see Note 14 for further detail).

	2013
	First	Second	Third	Fourth
Revenues	$133,293	$133,713	$144,631	$142,868
Real estate operating income	$37,781	$32,863	$35,563	$33,981
Income from continuing operations	$20,365	$18,279	$18,688	$14,158
Income/(loss) from discontinued operations	$(5,710)	$17,083	$412	$15,468
Net income attributable to Piedmont	$14,651	$35,358	$19,096	$29,623
Basic and diluted earnings per share	$0.09	$0.21	$0.12	$0.18
Dividends per share	$0.20	$0.20	$0.20	$0.20

	2012
	First	Second	Third	Fourth
Revenues	$129,960	$130,556	$132,149	$132,379
Real estate operating income	$33,978	$34,991	$33,263	$33,846
Income from continuing operations	$17,707	$19,579	$10,222	$12,633
Income from discontinued operations	$19,524	$11,133	$612	$1,809
Net income attributable to Piedmont	$37,228	$30,708	$10,830	$14,438
Basic and diluted earnings per share	$0.22	$0.18	$0.06	$0.09
Dividends per share	$0.20	$0.20	$0.20	$0.20

18.    Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidated Balance Sheets
As of December 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$88,054	$—	$600,707	$—	$688,761
Buildings and improvements, less accumulated depreciation	477,712	—	2,687,163	(300)	3,164,575
Intangible lease assets, less accumulated amortization	2,356	—	72,021	—	74,377
Construction in progress	4,627	—	19,643	—	24,270
Total real estate assets	572,749	—	3,379,534	(300)	3,951,983
Investments in and amounts due from unconsolidated joint ventures	14,388	—	—	—	14,388
Cash and cash equivalents	3,352	150	3,471	—	6,973
Tenant and straight-line receivables, net	36,142	—	134,409	—	170,551
Advances to affiliates	5,312,384	1,288,547	—	(6,600,931)	—
Investment in subsidiary	—	4,003,806	197	(4,004,003)	—
Notes receivable	160,000	2,000	23,890	(185,890)	—
Prepaid expenses, restricted cash, escrows, and other assets	5,319	44	20,779	(977)	25,165
Goodwill	180,097	—	—	—	180,097
Interest rate swap	24,176	—	—	—	24,176
Deferred financing costs, net	7,764	—	995	—	8,759
Deferred lease costs, net	34,413	—	249,583	—	283,996
Total assets	$6,350,784	$5,294,547	$3,812,858	$(10,792,101)	$4,666,088
Liabilities:
Debt	$1,038,570	$—	$1,149,525	$(185,890)	$2,002,205
Accounts payable, accrued expenses, and accrued capital expenditures	13,824	2,376	113,595	(977)	128,818
Advances from affiliates	312,881	4,863,672	1,467,334	(6,643,887)	—
Deferred income	5,086	—	17,181	—	22,267
Intangible lease liabilities, net	—	—	47,113	—	47,113
Interest rate swaps	4,526	—	—	—	4,526
Total liabilities	1,374,887	4,866,048	2,794,748	(6,830,754)	2,204,929
Stockholders’ Equity:
Common stock	—	1,575	—	—	1,575
Additional paid-in capital	4,003,806	3,668,906	197	(4,004,003)	3,668,906
Cumulative distributions in excess of earnings	951,813	(3,241,982)	1,016,304	42,656	(1,231,209)
Other comprehensive loss	20,278	—	—	—	20,278
Piedmont stockholders’ equity	4,975,897	428,499	1,016,501	(3,961,347)	2,459,550
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	4,975,897	428,499	1,018,110	(3,961,347)	2,461,159
Total liabilities and stockholders’ equity	$6,350,784	$5,294,547	$3,812,858	$(10,792,101)	$4,666,088

Condensed Consolidated Balance Sheets
As of December 31, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$93,967	$—	$535,569	$—	$629,536
Buildings and improvements, less accumulated depreciation	528,548	—	2,379,530	—	2,908,078
Intangible lease assets, less accumulated amortization	3,266	—	51,479	—	54,745
Construction in progress	1,056	—	19,317	—	20,373
Total real estate assets	626,837	—	2,985,895	—	3,612,732
Investments in and amounts due from unconsolidated joint ventures	37,689	—	—	—	37,689
Cash and cash equivalents	62,371	239	(49,653)	—	12,957
Tenant and straight-line rent receivables, net	34,288	—	113,049	—	147,337
Advances to affiliates	4,623,173	1,300,158	—	(5,923,331)	—
Investment in subsidiary	—	4,068,844	200	(4,069,044)	—
Notes receivable	160,000	2,500	23,890	(186,390)	—
Prepaid expenses, restricted cash, escrows, and other assets	5,149	14	17,402	(948)	21,617
Goodwill	180,097	—	—	—	180,097
Interest rate swap	1,075	—	—	—	1,075
Deferred financing costs, net	4,292	—	2,162	—	6,454
Deferred lease costs, net	30,426	—	204,491	—	234,917
Total assets	$5,765,397	$5,371,755	$3,297,436	$(10,179,713)	$4,254,875
Liabilities:
Debt	$452,890	$—	$1,150,025	$(186,390)	$1,416,525
Accounts payable, accrued expenses, and accrued capital expenditures	20,443	645	107,123	(948)	127,263
Advances from affiliates	274,159	4,636,936	1,044,446	(5,955,541)	—
Deferred income	5,991	—	15,561	—	21,552
Intangible lease liabilities, net	24	—	40,781	—	40,805
Interest rate swaps	8,235	—	—	—	8,235
Total liabilities	761,742	4,637,581	2,357,936	(6,142,879)	1,614,380
Stockholders’ Equity:
Common stock	—	1,676	—	—	1,676
Additional paid-in capital	4,068,844	3,667,051	200	(4,069,044)	3,667,051
Cumulative distributions in excess of earnings	941,971	(2,934,553)	937,691	32,210	(1,022,681)
Other comprehensive loss	(7,160)	—	—	—	(7,160)
Piedmont stockholders’ equity	5,003,655	734,174	937,891	(4,036,834)	2,638,886
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	5,003,655	734,174	939,500	(4,036,834)	2,640,495
Total liabilities and stockholders’ equity	$5,765,397	$5,371,755	$3,297,436	$(10,179,713)	$4,254,875

Condensed Consolidated Statements of Income
For the year ended December 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$77,200	$—	$375,769	$(5,282)	$447,687
Tenant reimbursements	16,526	—	88,461	(420)	104,567
Property management fee revenue	—	—	15,360	(13,109)	2,251
	93,726	—	479,590	(18,811)	554,505
Expenses:
Property operating costs	41,833	—	200,472	(19,326)	222,979
Depreciation	23,857	—	98,705	—	122,562
Amortization	5,297	—	40,354	—	45,651
Impairment loss	1,242	—	—	—	1,242
General and administrative	21,011	337	24,927	(24,392)	21,883
	93,240	337	364,458	(43,718)	414,317
Real estate operating income/(loss)	486	(337)	115,132	24,907	140,188
Other income (expense):
Interest expense	(22,242)	—	(63,900)	12,559	(73,583)
Interest income and other income/(expense)	10,630	164	(587)	(12,559)	(2,352)
Litigation settlement recovery	1,250	—	—	—	1,250
Net casualty recoveries/(loss)	(567)	—	11,128	—	10,561
Equity in loss of unconsolidated joint ventures	(3,676)	—	—	—	(3,676)
Loss on consolidation	(898)	—	—	—	(898)
	(15,503)	164	(53,359)	—	(68,698)
Income/(loss) from continuing operations	(15,017)	(173)	61,773	24,907	71,490
Discontinued operations:
Operating income, excluding impairment loss	1,755	—	608	—	2,363
Impairment loss	(6,402)	—	—	—	(6,402)
Gain on sale of real estate assets	15,046	—	16,246	—	31,292
Income from discontinued operations	10,399	—	16,854	—	27,253
Net income/(loss)	(4,618)	(173)	78,627	24,907	98,743
Less: Net income attributable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) attributable to Piedmont	$(4,618)	$(173)	$78,612	$24,907	$98,728

Condensed Consolidated Statements of Income
For the year ended December 31, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$72,072	$—	$348,713	$(4,813)	$415,972
Tenant reimbursements	17,100	—	89,937	(283)	106,754
Property management fee revenue	—	—	14,350	(12,032)	2,318
	89,172	—	453,000	(17,128)	525,044
Expenses:
Property operating costs	36,486	—	189,665	(17,871)	208,280
Depreciation	23,456	—	86,903	—	110,359
Amortization	5,524	—	44,038	—	49,562
General and administrative	19,804	294	23,574	(22,907)	20,765
	85,270	294	344,180	(40,778)	388,966
Real estate operating income/(loss)	3,902	(294)	108,820	23,650	136,078
Other income (expense):
Interest expense	(12,530)	—	(65,001)	12,508	(65,023)
Interest income and other income/(expense)	12,226	15	1,100	(12,508)	833
Litigation settlement expense	(7,500)	—	—	—	(7,500)
Net casualty recoveries/(loss)	(5,195)	—	25	—	(5,170)
Equity in income of unconsolidated joint ventures	923	—	—	—	923
	(12,076)	15	(63,876)	—	(75,937)
Income/(loss) from continuing operations	(8,174)	(279)	44,944	23,650	60,141
Discontinued operations:
Operating income	5,220	—	281	—	5,501
Gain on sale of real estate assets	27,577	—	—	—	27,577
Income from discontinued operations	32,797	—	281	—	33,078
Net income/(loss)	24,623	(279)	45,225	23,650	93,219
Less: Net income attributable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) attributable to Piedmont	$24,623	$(279)	$45,210	$23,650	$93,204

Condensed Consolidated Statements of Income
For the year ended December 31, 2011
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$67,669	$—	$343,492	$(1,450)	$409,711
Tenant reimbursements	18,539	—	95,313	(39)	113,813
Property management fee revenue	—	—	14,474	(12,890)	1,584
	86,208	—	453,279	(14,379)	525,108
Expenses:
Property operating costs	40,311	—	177,566	(15,346)	202,531
Depreciation	21,148	—	79,538	—	100,686
Amortization	4,860	—	49,148	—	54,008
General and administrative	25,029	(50)	24,570	(24,477)	25,072
	91,348	(50)	330,822	(39,823)	382,297
Real estate operating income/(loss)	(5,140)	50	122,457	25,444	142,811
Other income (expense):
Interest expense	(8,991)	—	(70,526)	13,700	(65,817)
Interest income and other income/(expense)	11,975	—	4,591	(13,700)	2,866
Equity in income of unconsolidated joint ventures	1,619	—	—	—	1,619
Gain on consolidation	—	—	1,532	—	1,532
Gain on extinguishment of debt	—	—	1,039	—	1,039
	4,603	—	(63,364)	—	(58,761)
Income/(loss) from continuing operations	(537)	50	59,093	25,444	84,050
Discontinued operations:
Operating income	6,842	—	11,507	—	18,349
Gain on sale of real estate assets	12,152	—	110,505	—	122,657
Income from discontinued operations	18,994	—	122,012	—	141,006
Net income	18,457	50	181,105	25,444	225,056
Less: Net income attributable to noncontrolling interest	—	—	(15)	—	(15)
Net income attributable to Piedmont	$18,457	$50	$181,090	$25,444	$225,041

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$15,327	$1,853	$172,992	$24,907	$215,079

Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles and capitalized expenditures, net of accruals	(10,382)	—	(532,088)	300	(542,170)
Intercompany note receivable	—	500	—	(500)	—
Acquisition of unconsolidated joint ventures, net of cash assumed	18,045	—	(32,287)	—	(14,242)
Net sales proceeds from wholly-owned properties	50,118	—	45,553	—	95,671
Investments in unconsolidated joint ventures	(793)	—	—	—	(793)
Deferred lease costs paid	(10,980)	—	(23,318)	—	(34,298)
Net cash provided by/(used in) investing activities	46,008	500	(542,140)	(200)	(495,832)
Cash Flows from Financing Activities:
Deferred financing costs paid	(4,892)	—	—	—	(4,892)
Proceeds from debt	1,085,604	—	—	—	1,085,604
Repayments of debt	(500,000)	—	—	—	(500,000)
Intercompany note payable	—	—	(500)	500	—
Net costs of issuance of common stock	—	(91)	—	—	(91)
Repurchases of common stock as part of announced plan	—	(173,551)	—	—	(173,551)
Intercompany distributions	(701,066)	303,486	422,787	(25,207)	—
Dividends paid and discount on dividend reinvestments	—	(132,286)	(15)	—	(132,301)
Net cash provided by/(used in) financing activities	(120,354)	(2,442)	422,272	(24,707)	274,769
Net increase/(decrease) in cash and cash equivalents	(59,019)	(89)	53,124	—	(5,984)
Cash and cash equivalents, beginning of year	62,371	239	(49,653)	—	12,957
Cash and cash equivalents, end of year	$3,352	$150	$3,471	$—	$6,973

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$32,260	$2,215	$162,800	$23,650	$220,925

Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles and capitalized expenditures, net of accruals	(20,763)	—	(87,724)	—	(108,487)
Intercompany note receivable	—	(2,500)	—	2,500	—
Net sales proceeds from wholly-owned properties	93,839	—	—	—	93,839
Investments in unconsolidated joint ventures	(136)	—	—	—	(136)
Deferred lease costs paid	(4,164)	—	(44,528)	—	(48,692)
Net cash provided by/(used in) investing activities	68,776	(2,500)	(132,252)	2,500	(63,476)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,125)	—	—	—	(3,125)
Proceeds from debt	409,000	—	—	—	409,000
Repayments of debt	(280,000)	—	(185,000)	—	(465,000)
Intercompany note payable	—	—	2,500	(2,500)	—
Net costs of issuance of common stock	—	(229)	—	—	(229)
Repurchases of common stock as part of announced plan	—	(88,450)	—	—	(88,450)
Intercompany distributions	(331,460)	225,427	129,683	(23,650)	—
Dividends paid and discount on dividend reinvestments	—	(136,363)	(15)	—	(136,378)
Net cash provided by/(used in) financing activities	(205,585)	385	(52,832)	(26,150)	(284,182)
Net increase/(decrease) in cash and cash equivalents	(104,549)	100	(22,284)	—	(126,733)
Cash and cash equivalents, beginning of year	166,920	139	(27,369)	—	139,690
Cash and cash equivalents, end of year	$62,371	$239	$(49,653)	$—	$12,957

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2011
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$34,362	$2,375	$204,913	$25,445	$267,095

Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles and capitalized expenditures, net of accruals	(15,856)	—	(199,753)	—	(215,609)
Intercompany note receivable	—	—	53,000	(53,000)	—
Cash assumed upon consolidation of variable interest entity	—	—	5,063	—	5,063
Net sales proceeds from wholly-owned properties and consolidated joint venture	31,704	—	260,081	—	291,785
Net sales proceeds received from unconsolidated joint ventures	3,036	—	—	—	3,036
Investments in unconsolidated joint ventures	(151)	—	—	—	(151)
Liquidation of noncontrolling interest upon sale of consolidated joint venture	—	—	(95)	—	(95)
Deferred lease costs paid	(10,695)	—	(36,354)	—	(47,049)
Net cash provided by/(used in) investing activities	8,038	—	81,942	(53,000)	36,980
Cash Flows from Financing Activities:
Deferred financing costs paid	(2,717)	—	(650)	—	(3,367)
Proceeds from debt	829,000	—	—	—	829,000
Repayments of debt	(779,000)	—	(43,875)	—	(822,875)
Intercompany note payable	(53,000)	—	—	53,000	—
Net costs of issuance of common stock	—	(252)	—	—	(252)
Repurchases of common stock as part of announced plan	—	(3,244)	—	—	(3,244)
Intercompany distributions	68,721	218,322	(261,598)	(25,445)	—
Dividends paid and discount on dividend reinvestments	—	(217,958)	(2,407)	—	(220,365)
Net cash provided by/(used in) financing activities	63,004	(3,132)	(308,530)	27,555	(221,103)
Net increase/(decrease) in cash and cash equivalents	105,404	(757)	(21,675)	—	82,972
Cash and cash equivalents, beginning of year	61,516	896	(5,694)	—	56,718
Cash and cash equivalents, end of year	$166,920	$139	$(27,369)	$—	$139,690

19.    Subsequent events

Declaration of Dividend for the First Quarter 2014

On February 5, 2014, the board of directors of Piedmont declared dividends for the first quarter 2014 in the amount of $0.20 per share on its common stock to stockholders of record as of the close of business on February 28, 2014. Such dividends are to be paid on March 21, 2014.

Contract signed for sale of 11107 & 11109 Sunset Hills Road

On January 31, 2014, Piedmont entered into a binding contract to sell 11107 and 11109 Sunset Hills Road in Reston, VA. for $22.6 million. The contract is anticipated to close during the first quarter of 2014.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013
(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2013
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (f)
3900 DALLAS PARKWAY	Plano, TX	100%	None	1,456	20,377	21,837	3,050	1,517	23,370	24,887	9,499	1999	12/21/1999	0	-	40
RIVER CORPORATE CENTER	Tempe, AZ	100%	(a)	—	16,036	16,036	7,340	—	23,376	23,376	7,224	1998	3/29/2000	0	-	40
1441 WEST LONG LAKE ROAD	Troy, MI	100%	None	2,160	16,776	18,936	(6,501)	1,202	11,233	12,435	7,326	1999	6/29/2000	0	-	40
1430 ENCLAVE PARKWAY	Houston, TX	100%	32,100	7,100	37,915	45,015	3,699	5,506	43,208	48,714	16,010	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	9,149	8,021	53,982	62,003	21,125	2000	12/21/2000	0	-	40
1200 CROWN COLONY DRIVE (c)	Quincy, MA	100%	20,200	11,042	40,666	51,708	2,738	11,042	43,404	54,446	14,268	1990	7/30/2001	0	-	40
5601 HIATUS ROAD	Tamarac, FL	100%	None	3,642	10,404	14,046	1,721	3,642	12,125	15,767	3,978	2001	12/21/2001	0	-	40
WINDY POINT I	Schaumburg, IL	100%	23,400	4,537	31,847	36,384	2,782	4,537	34,629	39,166	11,233	1999	12/31/2001	0	-	40
WINDY POINT II	Schaumburg, IL	100%	40,300	3,746	55,026	58,772	16,702	3,746	71,728	75,474	18,648	2001	12/31/2001	0	-	40
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None	1,767	20,533	22,300	2,310	2,203	22,407	24,610	7,455	1999	1/11/2002	0	-	40
11695 JOHNS CREEK PARKWAY	Johns Creek, GA	100%	None	2,080	13,572	15,652	1,833	2,081	15,404	17,485	5,292	2001	3/28/2002	0	-	40
3750 BROOKSIDE PARKWAY	Alpharetta, GA	100%	None	1,561	14,207	15,768	218	1,561	14,425	15,986	4,548	2001	4/18/2002	0	-	40
2001 NW 64th STREET	Ft. Lauderdale, FL	100%	(a)	—	7,172	7,172	967	—	8,139	8,139	2,487	2001	4/18/2002	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	3,001	3,642	32,498	36,140	10,967	2001	5/3/2002	0	-	40
DESERT CANYON 300	Phoenix, AZ	100%	None	2,602	24,333	26,935	46	2,602	24,379	26,981	7,500	2001	6/4/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	3,477	3,157	47,133	50,290	14,040	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	172	3,157	42,834	45,991	12,808	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	2,586	3,157	31,620	34,777	10,338	1999	8/15/2002	0	-	40
BRAKER POINTE III (c)	Austin, TX	100%	16,500	6,098	34,492	40,590	1	6,099	34,492	40,591	10,387	2001	8/15/2002	0	-	40
CHANDLER FORUM	Chandler, AZ	100%	None	2,632	—	2,632	19,963	2,779	19,816	22,595	6,908	2003	9/12/2002	0	-	40
2 GATEHALL DRIVE (c)	Parsippany, NJ	100%	42,700	9,054	96,722	105,776	6,448	9,054	103,170	112,224	29,388	1985	9/27/2002	0	-	40
5601 HEADQUARTERS DRIVE	Plano, TX	100%	None	3,153	24,602	27,755	2,663	3,153	27,265	30,418	7,591	2001	9/27/2002	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2013
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (f)
TWO INDEPENDENCE SQUARE (c)	Washington, DC	100%	105,800	52,711	202,702	255,413	49,791	52,711	252,493	305,204	62,617	1991	11/22/2002	0	-	40
ONE INDEPENDENCE SQUARE (c)	Washington, DC	100%	57,800	29,765	104,814	134,579	3,145	30,562	107,162	137,724	31,167	1991	11/22/2002	0	-	40
2120 WEST END AVENUE (c)	Nashville, TN	100%	26,800	4,908	59,011	63,919	6,671	5,100	65,490	70,590	19,586	2000	11/26/2002	0	-	40
800 NORTH BRAND BOULEVARD	Glendale, CA	100%	None	23,605	136,284	159,889	9,288	23,607	145,570	169,177	43,804	1990	12/20/2002	0	-	40
EASTPOINT I	Mayfield Heights, OH	100%	None	1,485	11,064	12,549	2,221	1,485	13,285	14,770	3,277	2000	1/9/2003	0	-	40
EASTPOINT II	Mayfield Heights, OH	100%	None	1,235	9,199	10,434	1,929	1,235	11,128	12,363	3,544	2000	1/9/2003	0	-	40
150 WEST JEFFERSON	Detroit, MI	100%	None	9,759	88,364	98,123	3,166	9,759	91,530	101,289	26,218	1989	3/31/2003	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	105,000	11,138	175,629	186,767	9,568	11,138	185,197	196,335	50,521	2000	5/1/2003	0	-	40
AON CENTER	Chicago, IL	100%	225,000	23,267	472,488	495,755	145,536	23,966	617,325	641,291	163,035	1972	5/9/2003	0	-	40
AUBURN HILLS CORPORATE CENTER	Auburn Hills, MI	100%	None	1,978	16,570	18,548	(8,331)	1,591	8,626	10,217	3,908	2001	5/9/2003	0	-	40
11107 SUNSET HILLS ROAD	Reston, VA	100%	None	2,711	17,890	20,601	518	2,711	18,408	21,119	5,692	1985	6/27/2003	0	-	40
11109 SUNSET HILLS ROAD	Reston, VA	100%	None	1,218	8,038	9,256	(2,723)	1,218	5,315	6,533	1,644	1984	6/27/2003	0	-	40
9211 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,019	21,984	25,003	(4,805)	2,960	17,238	20,198	4,630	1989	7/30/2003	0	-	40
9221 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,019	21,984	25,003	(2,577)	2,960	19,466	22,426	4,640	1989	7/30/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(20,391)	6,662	48,640	55,302	13,457	2000	8/1/2003	0	-	40
200 BRIDGEWATER CROSSING (c)	Bridgewater, NJ	100%	40,200	8,182	84,160	92,342	(13,774)	8,328	70,240	78,568	16,890	2002	8/14/2003	0	-	40
1055 EAST COLORADO BOULEVARD	Pasadena, CA	100%	29,200	6,495	30,265	36,760	(3,059)	6,495	27,206	33,701	6,349	2001	8/22/2003	0	-	40
FAIRWAY CENTER II (c)	Brea, CA	100%	10,700	7,110	15,600	22,710	(2,332)	7,110	13,268	20,378	3,670	2002	8/29/2003	0	-	40
COPPER RIDGE CENTER	Lyndhurst, NJ	100%	None	6,974	38,714	45,688	(4,701)	6,974	34,013	40,987	9,645	1989	9/5/2003	0	-	40
1901 MAIN STREET	Irvine, CA	100%	None	6,246	36,455	42,701	(6,157)	6,246	30,298	36,544	7,673	2001	9/17/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	(1,248)	22,146	48,492	70,638	12,989	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	3,892	13,636	74,810	88,446	23,169	1998	11/19/2003	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2013
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (f)
1225 EYE STREET (d)	Washington, DC	50%	57,600	21,959	47,602	69,561	(1,998)	21,959	45,604	67,563	12,749	1986	11/19/2003	0	-	40
1201 EYE STREET (e)	Washington, DC	50%	82,400	31,985	63,139	95,124	(3,089)	31,985	60,050	92,035	15,595	2001	11/19/2003	0	-	40
1901 MARKET STREET	Philadelphia, PA	100%	None	13,584	166,683	180,267	31,497	20,829	190,935	211,764	49,364	1987	12/18/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	3,543	60,708	144,343	205,051	38,111	1962	12/31/2003	0	-	40
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	2,004	4,365	37,670	42,035	14,586	1873	1/8/2004	0	-	40
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(3,920)	7,113	60,881	67,994	25,873	1991	2/26/2004	0	-	40
600 CORPORATE DRIVE	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	5,163	2005	3/16/2004	0	-	40
1075 WEST ENTRANCE DRIVE	Auburn Hills, MI	100%	None	5,200	22,957	28,157	(313)	5,207	22,637	27,844	5,552	2001	7/7/2004	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	(5,127)	11,791	64,487	76,278	14,653	1987	12/9/2004	0	-	40
9200 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,730	16,608	20,338	(1,402)	3,882	15,054	18,936	3,383	1982	12/29/2004	0	-	40
400 BRIDGEWATER CROSSING (c)	Bridgewater, NJ	100%	29,300	10,400	71,052	81,452	(7,442)	10,400	63,610	74,010	17,839	2002	2/17/2006	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	17,500	3,912	18,830	22,742	(4,791)	2,543	15,408	17,951	2,946	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	25,025	4,496	29,881	34,377	(4,908)	2,543	26,926	29,469	5,501	1998	8/31/2006	0	-	40
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	1,996	4,370	72,628	76,998	19,290	1991	12/7/2006	0	-	40
2300 CABOT DRIVE	Lisle, IL	100%	None	4,390	19,549	23,939	(3,558)	4,390	15,991	20,381	3,908	1998	5/10/2007	0	-	40
PIEDMONT POINTE I	Bethesda, MD	100%	None	11,200	58,606	69,806	7,351	11,200	65,957	77,157	10,566	2007	11/13/2007	0	-	40
PIEDMONT POINTE II	Bethesda, MD	100%	None	13,300	70,618	83,918	6,638	13,300	77,256	90,556	11,059	2008	6/25/2008	0	-	40
SUWANEE GATEWAY ONE	Suwanee, GA	100%	None	1,000	6,875	7,875	78	1,000	6,953	7,953	581	2008	9/28/2010	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	(1)	2,919	24,397	27,316	2,238	1997	10/1/2010	0	-	40
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	215	2,661	25,957	28,618	2,394	1998	10/1/2010	0	-	40
500 W. MONROE	Chicago, IL	100%	None	36,990	185,113	222,103	4,038	36,990	189,151	226,141	13,115	1991	3/31/2011	0	-	40
THE DUPREE	Atlanta, GA	100%	None	4,080	14,310	18,390	420	4,080	14,730	18,810	1,708	1997	4/29/2011	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	630	1,780	12,140	13,920	853	2008	6/7/2011	0	-	40
225 PRESIDENTIAL WAY	Boston, MA	100%	None	3,626	36,916	40,542	(763)	3,613	36,166	39,779	3,566	2000	9/13/2011	0	-	40
235 PRESIDENTIAL WAY	Boston, MA	100%	None	4,154	44,048	48,202	(911)	4,138	43,153	47,291	4,238	2001	9/13/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	620	2,570	21,175	23,745	1,597	2008	11/10/2011	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2013
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (f)
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	(333)	36,930	128,737	165,667	5,350	2005	3/4/2013	0		40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	(631)	7,190	54,814	62,004	1,579	1999 / 2001	3/22/2013	0		40
2020 W. 89th STREET	Kansas City, MO	100%	None	1,430	1,607	3,037	234	1,430	1,841	3,271	65	1992	8/12/2013	0		40
5301 MARYLAND WAY	Brentwood, TN	100%	None	5,740	9,717	15,457	—	5,740	9,717	15,457	589	1989	8/12/2013	0		40
4685 INVESTMENT DRIVE	Troy, MI	100%	None	1,200	7,840	9,040	135	1,200	7,975	9,175	309	2000	8/12/2013	0		40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	2	4,820	37,769	42,589	71	1998	12/5/2013	0		40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	—	6,640	44,810	51,450	86	1999	12/20/2013	0		40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	—	2,020	10,680	12,700	19	1998	12/30/2013	0		40
PIEDMONT POWER, LLC (g)	Bridgewater, NJ	100%	None	—	79	79	2,501	—	2,580	2,580	113	N/A	12/20/2011	0	-	40
UNDEVELOPED LAND PARCELS (b)	Various	100%	None	6,021	427	6,448	6,291	12,063	676	12,739	—	N/A	Various			N/A
Total—Consolidated REIT Properties				$650,349	$4,058,105	$4,708,454	$295,283	$688,761	$4,314,976	$5,003,737	$1,051,754

				Initial Cost				Gross Amount at Which Carried at December 31, 2013
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (f)
8560 UPLAND DRIVE	Parker, CO	72%	None	1,954	11,216	13,170	1,089	2,048	12,211	14,259	3,952	2001	12/21/2001	0	-	40
TWO PARK CENTER	Hoffman Estates, IL	72%	None	600	22,682	23,282	(3,273)	624	19,385	20,009	5,179	1999	9/19/2003	0	-	40
Total – Unconsolidated JV Properties				$2,554	$33,898	$36,452	$(2,184)	$2,672	$31,596	$34,268	$9,131
Total – All Properties				$652,903	$4,092,003	$4,744,906	$293,099	$691,433	$4,346,572	$5,038,005	$1,060,885

(a)	Property is owned subject to a long-term ground lease.

(b)	Undeveloped Land Parcels are not included in Piedmont’s total building count.

(c)	These properties collateralize the $350 Million Secured Pooled Facility.

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

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013
(dollars in thousands)

	2013	2012	2011
Real Estate:
Balance at the beginning of the year	$4,648,904	$4,699,311	$4,666,188
Additions to/improvements of real estate	541,701	108,131	440,141
Assets disposed	(133,249)	(77,768)	(361,397)
Assets impaired	(1,242)	—	—
Write-offs of intangible assets(1)	(12,080)	(73,632)	(35,916)
Write-offs of fully depreciated/amortized assets	(6,029)	(7,138)	(9,705)
Balance at the end of the year	$5,038,005	$4,648,904	$4,699,311
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$977,768	$935,716	$918,578
Depreciation and amortization expense	140,637	139,196	147,440
Assets disposed	(39,411)	(16,374)	(84,681)
Write-offs of intangible assets(1)	(12,080)	(73,632)	(35,916)
Write-offs of fully depreciated/amortized assets	(6,029)	(7,138)	(9,705)
Balance at the end of the year	$1,060,885	$977,768	$935,716

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.