Form 10-Q
period 2014-03-31
Piedmont Office Realty Trust, Inc.
filed 2014-04-30
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 29, 2014:
154,270,549 shares

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

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions;

•	Acquisitions of properties may have unknown risks and other liabilities at the time of acquisition;

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	The impact of competition on our efforts to renew existing leases or re-let space on terms similar to existing leases;

•	Changes in the economies and other conditions of the office market in general and of the specific markets in which we operate;

•	Economic and regulatory changes, including accounting standards, that impact the real estate market generally;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Adverse market and economic conditions may continue to negatively affect us and could cause us to recognize impairment charges or otherwise impact our performance;

•	Availability of financing and our lending banks’ ability to honor existing line of credit commitments;

•	Costs of complying with governmental laws and regulations;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	We may be subject to litigation, which could have a material adverse effect on our financial condition;

•	Changes in tax laws impacting REITs and real estate in general, as well as Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code (the “Code”); and

•	Other factors, including the risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2013. Piedmont’s results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$682,429	$686,359
Buildings and improvements, less accumulated depreciation of $997,350 and $972,531 as of March 31, 2014 and December 31, 2013, respectively	3,129,993	3,154,001
Intangible lease assets, less accumulated amortization of $69,997 and $71,588 as of March 31, 2014 and December 31, 2013, respectively	69,144	73,359
Construction in progress	28,847	24,269
Real estate assets held for sale, net	13,939	13,995
Total real estate assets	3,924,352	3,951,983
Investments in and amounts due from unconsolidated joint ventures	13,855	14,388
Cash and cash equivalents	9,271	6,973
Tenant receivables, net of allowance for doubtful accounts of $273 and $346 as of March 31, 2014 and December 31, 2013, respectively	22,196	31,145
Straight-line rent receivables	147,360	138,293
Restricted cash and escrows	751	394
Prepaid expenses and other assets	28,154	24,771
Goodwill	180,097	180,097
Interest rate swaps	464	24,176
Deferred financing costs, less accumulated amortization of $4,506 and $13,041 as of March 31, 2014 and December 31, 2013, respectively	8,545	8,759
Deferred lease costs, less accumulated amortization of $123,582 and $125,882 as of March 31, 2014 and December 31, 2013, respectively	273,709	281,790
Other assets held for sale, net	3,191	3,319
Total assets	$4,611,945	$4,666,088
Liabilities:
Unsecured debt, net of discount of $4,703 and $1,320 as of March 31, 2014 and December 31, 2013, respectively	$1,617,297	$1,014,680
Secured debt	412,525	987,525
Accounts payable, accrued expenses, and accrued capital expenditures	130,530	128,818
Deferred income	23,042	22,267
Intangible lease liabilities, less accumulated amortization of $44,462 and $44,256 as of March 31, 2014 and December 31, 2013, respectively	45,227	47,113
Interest rate swaps	4,366	4,526
Total liabilities	2,232,987	2,204,929
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2014 or December 31, 2013	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2014 or December 31, 2013	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 154,277,930 and 157,460,903 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,543	1,575
Additional paid-in capital	3,669,561	3,668,906
Cumulative distributions in excess of earnings	(1,305,321)	(1,231,209)
Other comprehensive income	11,562	20,278
Piedmont stockholders’ equity	2,377,345	2,459,550
Noncontrolling interest	1,613	1,609
Total stockholders’ equity	2,378,958	2,461,159
Total liabilities and stockholders’ equity	$4,611,945	$4,666,088
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income	$110,904	$106,055
Tenant reimbursements	24,929	25,465
Property management fee revenue	487	631
	136,320	132,151
Expenses:
Property operating costs	58,271	52,155
Depreciation	33,644	28,825
Amortization	14,573	9,009
General and administrative	4,555	4,548
	111,043	94,537
Real estate operating income	25,277	37,614
Other income (expense):
Interest expense	(18,926)	(16,373)
Other income/(expense)	(90)	(1,277)
Net recoveries/(loss) from casualty events and litigation settlements	3,042	(161)
Equity in income/(loss) of unconsolidated joint ventures	(266)	395
	(16,240)	(17,416)
Income from continuing operations	9,037	20,198
Discontinued operations:
Operating income	466	859
Impairment loss	—	(6,402)
Loss on sale of real estate assets	(106)	—
Income/(loss) from discontinued operations	360	(5,543)
Net income	9,397	14,655
Less: Net income attributable to noncontrolling interest	(4)	(4)
Net income attributable to Piedmont	$9,393	$14,651
Per share information – basic and diluted:
Income from continuing operations	$0.06	$0.12
Income/(loss) from discontinued operations	—	(0.03)
Net income available to common stockholders	$0.06	$0.09
Weighted-average common shares outstanding – basic	154,849,378	167,555,407
Weighted-average common shares outstanding – diluted	155,024,545	167,810,319
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2014		2013

Net income attributable to Piedmont		$9,393		$14,651
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	(9,886)		(340)
Plus: Reclassification of previously recorded loss included in net income (See Note 4)	1,170		769
Other comprehensive income/(loss)		(8,716)		429
Comprehensive income attributable to Piedmont		$677		$15,080

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2012	167,556	$1,676	$3,667,051	$(1,022,681)	$(7,160)	$1,609	$2,640,495
Share repurchases as part of an announced plan	(10,246)	(102)	—	(175,167)	—	—	(175,269)
Offering costs associated with the issuance of common stock	—	—	(91)	—	—	—	(91)
Dividends to common stockholders ($0.80 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(197)	(132,089)	—	(15)	(132,301)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	151	1	2,143	—	—	—	2,144
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	98,728	—	—	98,728
Other comprehensive income	—	—	—	—	27,438	—	27,438
Balance, December 31, 2013	157,461	1,575	3,668,906	(1,231,209)	20,278	1,609	2,461,159
Share repurchases as part of an announced plan	(3,183)	(32)	—	(52,647)	—	—	(52,679)
Dividends to common stockholders ($0.20 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(47)	(30,858)	—	—	(30,905)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	—	—	702	—	—	—	702
Net income attributable to noncontrolling interest	—	—	—	—	—	4	4
Net income attributable to Piedmont	—	—	—	9,393	—	—	9,393
Other comprehensive loss	—	—	—	—	(8,716)	—	(8,716)
Balance, March 31, 2014	154,278	$1,543	$3,669,561	$(1,305,321)	$11,562	$1,613	$2,378,958

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$9,397	$14,655
Operating distributions received from unconsolidated joint ventures	266	463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,727	29,684
Amortization of deferred financing costs	774	594
Settlement of forward starting interest rate swaps	14,960	—
Other amortization	14,346	8,964
Impairment loss on real estate assets	—	6,402
Stock compensation expense	636	594
Equity in loss/(income) of unconsolidated joint ventures	266	(395)
Loss on sale of real estate assets, net	106	—
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(1,371)	(9,685)
Decrease in restricted cash and escrows	43	9
Increase in prepaid expenses and other assets	(3,467)	(171)
Decrease in accounts payable and accrued expenses	(350)	(11,122)
Increase in deferred income	720	2,033
Net cash provided by operating activities	70,053	42,025
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(400)	(247,499)
Capitalized expenditures, net of accruals	(27,187)	(34,114)
Net sales proceeds from wholly-owned properties	22,322	3,403
Investments in unconsolidated joint ventures	—	(672)
Deferred lease costs paid	(4,180)	(7,897)
Net cash used in investing activities	(9,445)	(286,779)
Cash Flows from Financing Activities:
Deferred financing costs paid	(454)	(47)
Proceeds from debt	764,564	294,000
Repayments of debt	(737,000)	(11,000)
Repurchases of common stock as part of announced plan	(54,515)	(11)
Dividends paid and discount on dividend reinvestments	(30,905)	(33,570)
Net cash (used in)/provided by financing activities	(58,310)	249,372
Net increase in cash and cash equivalents	2,298	4,618
Cash and cash equivalents, beginning of period	6,973	12,957
Cash and cash equivalents, end of period	$9,271	$17,575

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued share repurchases as part of an announced plan	$(1,836)	$—
Accrued capital expenditures and deferred lease costs	$13,721	$30,994
Accrued deferred financing costs	$176	$—

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

As of March 31, 2014, Piedmont owned 75 office properties, one redevelopment asset, and two office buildings through an unconsolidated joint venture. Piedmont's 75 consolidated office properties comprise 21.1 million square feet of primarily Class A commercial office space, and were 86.7% leased as of March 31, 2014. As of March 31, 2014, approximately 90% of Piedmont's annualized lease revenue was generated from its primary markets: Atlanta, Boston, Chicago, Los Angeles, Minneapolis, the New York Metropolitan Statistical Area, Texas (Dallas, Houston and Austin), and Washington, D.C.

Piedmont internally evaluates all of the real estate assets as one operating segment, and accordingly, does not report segment information.

2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results and certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to the required presentation of income from discontinued operations for properties sold during the three months ended March 31, 2014 and during the year ended December 31, 2013 (see Note 8), as well as reclassifying deferred common area maintenance costs from deferred lease costs to prepaid and other assets. None of these reclassifications affect net equity or net income attributable to Piedmont as presented in previous periods.

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity of which Piedmont or any of its wholly-owned subsidiaries is considered the primary beneficiary, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing which are paid to service providers other than the lenders, or customary fees paid to lenders which are not calculated based on the total commitment of the facility, are capitalized as deferred financing costs in the accompanying consolidated balance sheets. These costs are amortized to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). The amendments in ASU 2014-08 change the criteria for the transactions that qualify to be reported as discontinued operations, and enhance disclosures for transactions which meet the new criteria in this area. Under this new guidance, disposals representing a strategic shift that has (or will have) a major effect on operations should be presented as discontinued operations. The amendments in ASU 2014-08 are effective in the first quarter of 2015 for Piedmont, and early adoption is permitted. Piedmont is currently evaluating the amendments of ASU 2014-08; however, these amendments are expected to impact Piedmont's determination of which future property disposals qualify as discontinued operations, as well as requiring additional disclosures about discontinued operations.

3.Debt

During the three months ended March 31, 2014, Piedmont drew down the entire principal of the $300 Million Unsecured 2013 Term Loan, a delayed-draw loan facility established in December 2013. The proceeds of the $300 Million Unsecured 2013 Term Loan were used to repay the $200 Million Mortgage Note and the $25 Million Mortgage Note, as well as a portion of the amounts outstanding under the $500 Million Unsecured Line of Credit.

Additionally during the three months ended March 31, 2014, Piedmont, through its wholly owned operating partnership, Piedmont OP, issued $400 million in aggregate principal amount of 4.450% senior notes which mature on March 15, 2024 (the “2014 Senior Notes”). The 2014 Senior Notes were offered as notes registered under the Securities Act of 1933, as amended. Upon issuance of the 2014 Senior Notes, Piedmont OP received proceeds of approximately $399.2 million, reflecting a discount of approximately $0.8 million which will be amortized as interest expense under the effective interest method over the ten-year term of the 2014 Senior Notes. In addition, in conjunction with the issuance, Piedmont settled five forward starting rate swaps, consisting of notional amounts of $350 million. These swaps were settled in Piedmont's favor, resulting in a gain of approximately $15.0 million that was recorded as accumulated other comprehensive income and is being amortized as an offset to interest expense over the ten-year term of the 2014 Senior Notes. See Note 4 for further detail. The proceeds from the 2014 Senior Notes were used to repay the $350 Million Secured Pooled Facility, as well as a portion of the amounts outstanding under the $500 Million Unsecured Line of Credit.

Interest on the 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year, beginning on September 1, 2014. The 2014 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Piedmont. Piedmont OP may, at its option, redeem the 2014 Senior Notes, in whole or in part, prior to December 15, 2023, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2014 Senior Notes to be redeemed and (ii) a “make-whole” amount, plus any unpaid accrued interest. In addition, at any time on or after December 15, 2023, Piedmont OP may, at its option, redeem the 2014 Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2014 Senior Notes to be redeemed plus unpaid accrued interest. The 2014 Senior Notes are subject to certain covenants that, subject to certain exceptions: (a) limit the ability of Piedmont and Piedmont OP to, among other things, incur additional secured and unsecured indebtedness; (b) limit the ability of Piedmont and Piedmont OP to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety; and, (c) require Piedmont to maintain a pool of unencumbered assets. The 2014 Senior Notes are also subject to customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the 2014 Senior Notes to become or to be declared due and payable.

During the three months ended March 31, 2014, Piedmont incurred additional working capital borrowings of $68.0 million and, utilizing a portion of the proceeds of the $300 Million Unsecured 2013 Term Loan and the 2014 Senior Notes issuance described above, as well as other cash on hand, made repayments totaling $162.0 million on its $500 Million Unsecured Line of Credit. Piedmont also made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $16.1 million and $15.7 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, Piedmont capitalized interest of $0.4 million and $0, respectively.

As of March 31, 2014, Piedmont believes it is in compliance with its financial covenants on outstanding debt. Additionally, see Note 6 for a description of Piedmont’s estimated fair value of debt as of March 31, 2014.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2014 and December 31, 2013 (in thousands):

Facility	Collateral	Rate(1)		Maturity		Amount Outstanding as of
						March 31, 2014	December 31, 2013
Secured (Fixed)
$200 Million Mortgage Note	Aon Center	4.87%		5/1/2014		$—	$200,000
$25 Million Mortgage Note	Aon Center	5.70%		5/1/2014		—	25,000
$350 Million Secured Pooled Facility	Nine Property Collateralized Pool (2)	4.84%		6/7/2014		—	350,000
$105 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015		105,000	105,000
$125 Million Fixed-Rate Loan	Four Property Collateralized Pool (3)	5.50%		4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525	42,525
$140 Million WDC Fixed-Rate Loans	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000	140,000
Subtotal/Weighted Average (4)		5.56%				412,525	987,525
Unsecured (Variable and Fixed)
$300 Million Unsecured 2011 Term Loan		LIBOR + 1.45%	(5)	11/22/2016		300,000	300,000
$500 Million Unsecured Line of Credit		1.34%	(6)	8/19/2016	(7)	272,000	366,000
$350 Million Unsecured Senior Notes		3.40%	(8)	6/1/2023		348,710	348,680
$300 Million Unsecured 2013 Term Loan		LIBOR + 1.20%	(9)	1/31/2019		300,000	—
$400 Million Unsecured Senior Notes		4.45%	(10)	3/15/2024		396,587	—
Subtotal/Weighted Average (4)		2.98%				1,617,297	1,014,680
Total/ Weighted Average (4)		3.50%				$2,029,822	$2,002,205

(1)	All of Piedmont’s outstanding debt as of March 31, 2014 and December 31, 2013 was interest-only debt.

(2)
Nine property collateralized pool, which was repaid in full on March 7, 2014, included: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(3)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(4)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of March 31, 2014.

(5)
The $300 Million Unsecured 2011 Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.69%.

(6)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.175% as of March 31, 2014) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of March 31, 2014 consisted of 30-day LIBOR draws at a rate of 0.16% (subject to the additional spread mentioned above).

(7)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of August 21, 2017) provided Piedmont is not then in default and upon payment of extension fees.

(8)
The $350 Million Senior Notes have a fixed coupon rate of 3.40%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 3.45%. After consideration of the impact of settled interest rate swap agreements, in addition to the issuance discount, the effective interest rate on this debt is 3.43%.

(9)
The $300 Million Unsecured 2013 Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate for $200 million of the loan amount to 2.79% .

(10)
The $400 Million Senior Notes have a fixed coupon rate of 4.45%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 4.48%. After consideration of the impact of settled interest rate swap agreements, in addition to the issuance discount, the effective interest rate on this debt is 4.10%.

4.Derivative Instruments
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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three months ended March 31, 2014, Piedmont continued to use four interest rate swap agreements with a total notional value of $300 million to hedge the variable cash flows associated with its $300 Million Unsecured 2011 Term Loan. In addition, during the three months ended March 31, 2014, Piedmont entered into four new interest rate swap agreements with a total notional value of $200 million to partially hedge the variable cash flows associated with its $300 Million Unsecured 2013 Term Loan.

In conjunction with the issuance of the 2014 Senior Notes (see Note 3) during the three months ended March 31, 2014, Piedmont settled five previously outstanding forward starting swap agreements for a gain of approximately $15.0 million. The gain was recorded as accumulated other comprehensive income and is being amortized as an offset to interest expense over the ten-year term of the 2014 Senior Notes. Piedmont classifies cash flows from the settlement of hedging derivative instruments in the same category as the underlying exposure which is being hedged. As the cash settlement of approximately $15.0 million was the result of hedging Piedmont's exposure to interest rate changes and their effect on interest expense, such cash settlement is classified as an operating cash flow in the accompanying consolidated statements of cash flows.

The detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2014 is as follows:

Interest Rate Derivative	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swap	$125	11/22/2011	11/22/2016
Interest rate swap	75	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Interest rate swap	50	1/30/2014	1/31/2019
Interest rate swap	50	1/30/2014	1/31/2019
Interest rate swap	50	1/30/2014	1/31/2019
Interest rate swap	50	1/30/2014	1/31/2019
Total	$500

Piedmont has elected to present its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap asset and interest rate swap liabilities. The detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2014 and December 31, 2013, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2014	December 31, 2013
Gross derivative assets	$464	$24,176
Gross derivative liabilities	(4,366)	(4,526)
Net derivative asset/(liability)	$(3,902)	$19,650

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the fair value of these derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income ("OCI") and reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of Piedmont's interest rate derivatives that was recorded in the accompanying consolidated statements of income for the three months ended March 31, 2014 and 2013, respectively, was as follows:

	Three Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	March 31, 2014	March 31, 2013
Amount of loss recognized in OCI on derivative	$9,886	$340
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$1,170	$769

Piedmont estimates that approximately $4.5 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three months ended March 31, 2014 or 2013.

See Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $4.5 million as of March 31, 2014. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity must consolidate the VIE.
A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of March 31, 2014 and December 31, 2013 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of March 31, 2014	Net Carrying Amount as of December 31, 2013	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(5.9)	$(5.3)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$(1.8)	$(0.9)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$233.1	$228.3
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Suwanee Gateway One, LLC	100%	Suwanee Gateway One	Consolidated	$7.3	$7.4
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Medici Atlanta, LLC	100%	The Medici	Consolidated	$14.6	$14.4
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

400 TownPark, LLC	100%	400 TownPark	Consolidated	$22.6	$22.3
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

6.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014			December 31, 2013
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$9,271	$9,271	Level 1	$6,973	$6,973	Level 1
Tenant receivables, net(1)	$22,196	$22,196	Level 1	$31,145	$31,145	Level 1
Restricted cash and escrows(1)	$751	$751	Level 1	$394	$394	Level 1
Interest rate swap asset	$464	$464	Level 2	$24,176	$24,176	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$16,983	$16,983	Level 1	$16,680	$16,680	Level 1
Interest rate swap liability	$4,366	$4,366	Level 2	$4,526	$4,526	Level 2
Debt	$2,029,822	$2,036,959	Level 2	$2,002,205	$2,004,870	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of March 31, 2014 and December 31, 2013; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 4, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at fair value as of March 31, 2014 and December 31, 2013. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2014 and December 31, 2013, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

7.Commitments and Contingencies

Commitments Under Existing Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two classes: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of March 31, 2014, commitments for funding potential non-incremental capital expenditures for tenant improvements totaled approximately $72.0 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next several years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of March 31, 2014, commitments for incremental capital expenditures for tenant improvements associated with new leases, primarily at value-add properties, totaled approximately $20.3 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded additional expense related to such tenant audits/disputes of approximately $0.3 million and $0 during the three months ended March 31, 2014 and March 31, 2013, respectively.

Letters of Credit

As of March 31, 2014, Piedmont was subject to a letter of credit of approximately $0.4 million, which reduces the total outstanding capacity under its $500 Million Unsecured Line of Credit. This letter of credit agreement is scheduled to expire in July 2014; however, it contains an automatic renewal feature, consisting of successive one-year renewal periods, subject to the satisfaction of the credit obligation and certain other limitations.

8.Discontinued Operations

Piedmont has classified the results of operations related to the following properties as discontinued operations (in thousands):

Building(s) Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
1111 Durham Avenue	South Plainfield, New Jersey	March 28, 2013	$(9)	$3,752
1200 Enclave Parkway	Houston, Texas	May 1, 2013	$16,246	$45,552
350 Spectrum Loop	Colorado Springs, Colorado	November 1, 2013	$7,959	$29,676
8700 South Price Road	Tempe, Arizona	December 30, 2013	$7,096	$16,691
11107 and 11109 Sunset Hills Road	Reston, Virginia	March 19, 2014	$(106)	$22,322
1441 West Long Lake Road	Troy, Michigan	Held for Sale (1)	N/A	N/A
4685 Investment Drive	Troy, Michigan	Held for Sale (1)	N/A	N/A

(1)
During the three months ended March 31, 2014, Piedmont entered into a binding agreement to sell the 1441 West Long Lake Road building located in Troy, Michigan, and the 4685 Investment Drive building located in Troy, Michigan to an unrelated third-party. As a result, Piedmont reclassified the buildings from real estate assets held-for-use to real estate assets held-for-sale on its consolidated balance sheet as of March 31, 2014 and reclassified the operational results of the properties as income from discontinued operations for prior periods to conform with current period presentation. The sale subsequently closed on April 30, 2014.

Sale of 1111 Durham Avenue building

During the quarter ended March 31, 2013, Piedmont sold the 1111 Durham Avenue building in South Plainfield, New Jersey and recorded an impairment charge of $6.4 million based on the difference between carrying value and fair value of the asset at the time it was reclassified from real estate assets held-for-use (at cost) to real estate assets held for sale (at estimated fair value). The fair value measurement used in the evaluation of this non-financial asset was based upon the amount set forth in the purchaser's original letter of intent which approximated the land value of the asset due to the age of construction and lack of near term leasing prospects for the building.

Assets Held for Sale

The details comprising assets held for sale, consisting of the1441 West Long Lake Road building and the 4685 Investment Drive building, are presented below (in thousands):

	March 31, 2014	December 31, 2013
Real estate assets held for sale, net:
Land	$2,402	$2,402
Building and improvements, less accumulated depreciation of $6,227 and $7,403 as of March 31, 2014 and December 31, 2013, respectively	10,650	10,575
Intangible lease assets, less accumulated amortization of $363 and $232 as of March 31, 2014 and December 31, 2013, respectively	887	1,018
Total real estate assets held for sale, net	$13,939	$13,995

Other assets held for sale, net:
Straight-line rent receivables	$1,131	$1,113
Deferred lease costs, less accumulated amortization of $501 and $583 as of March 31, 2014 and December 31, 2013, respectively	2,060	2,206
Total other assets held for sale, net	$3,191	$3,319

Income from Discontinued Operations

The details comprising income from discontinued operations are presented below (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Rental income	$1,174	$2,928
Tenant reimbursements	112	434
	1,286	3,362
Expenses:
Property operating costs	505	1,486
Depreciation	83	859
Amortization	223	169
General and administrative	3	1
	814	2,515

Other income/(expense)	(6)	12
	(6)	12

Operating income, excluding gain/(loss) on sale	466	859
Impairment loss	—	(6,402)
Gain/(loss) on sale of real estate assets	(106)	—
Income/(loss) from discontinued operations	$360	$(5,543)

9.Stock Based Compensation
Deferred Stock Awards

From time to time, Piedmont has granted deferred stock awards to its employees. The awards are determined by the Compensation Committee of the board of directors of Piedmont and typically vest ratably over a multi-year period. In addition, Piedmont has adopted a multi-year performance share program for certain of its employees whereby shares may be earned based on the relative performance of Piedmont's total stockholder return as compared with a predetermined peer group's total stockholder return over a multi-year period. Shares are not awarded until after the end of the third year in the performance period and vest immediately upon award.

A rollforward of Piedmont's deferred stock award activity for the three months ended March 31, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Deferred Stock Awards as of December 31, 2013	265,139	$18.65
Deferred Stock Awards Granted During Three Months Ended March 31, 2014	103,345	$16.45
Deferred Stock Awards Vested During Three Months Ended March 31, 2014	(214)	$18.66
Deferred Stock Awards Forfeited During Three Months Ended March 31, 2014	(1,071)	$18.93
Unvested Deferred Stock Awards as of March 31, 2014	367,199	$18.03

The following table provides additional information regarding stock award activity during the three months ended March 31, 2014 and 2013, respectively (in thousands except for per share data):

	Three Months Ended
	March 31, 2014	March 31, 2013
Weighted-Average Grant Date Fair Value of Shares Granted During the Period	$16.45	$—
Total Grant Date Fair Value of Shares Vested During the Period	$4	$—

A detail of Piedmont’s outstanding employee deferred stock awards as of March 31, 2014 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of March 31, 2014
April 5, 2011	Deferred Stock Award	116,103	$19.40	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 5, 2012, 2013, and 2014, respectively.	36,674
April 4, 2012	Deferred Stock Award	190,099	$17.53	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 4, 2013, 2014, and 2015, respectively.	109,812
April 4, 2012	Fiscal Year 2012-2014 Performance Share Program	—	$17.42	Shares awarded, if any, will vest immediately upon determination of award in 2015.	—	(2)
April 2, 2013	Deferred Stock Award	146,640	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 2, 2014, 2015, and 2016, respectively.	117,368
April 2, 2013	Fiscal Year 2013-2015 Performance Share Program	—	$18.91	Shares awarded, if any, will vest immediately upon determination of award in 2016.	—	(2)
January 3, 2014	Deferred Stock Award	103,345	$16.45	Of the shares granted, 20% will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	103,345
Total					367,199

(1)	Amounts reflect the total grant, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2014.

(2)
Estimated based on Piedmont's cumulative total stockholder return ("TSR") for the respective performance period through March 31, 2014. As of March 31, 2014, Piedmont's TSR for each of these respective plans was below threshold. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended March 31, 2014 and 2013, respectively, Piedmont recognized approximately $0.6 million and $0.6 million of compensation expense related to deferred stock awards, all of which related to the amortization of unvested shares. During the three months ended March 31, 2014, a total of 127 shares were issued to employees, directors, and officers. As of March 31, 2014, approximately $2.8 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

10.Earnings Per Share

There are no adjustments to “Net income attributable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Weighted-average common shares – basic	154,849	167,555
Plus incremental weighted-average shares from time-vested conversions:
Deferred stock awards	176	255
Weighted-average common shares – diluted	155,025	167,810

11.Guarantor and Non-Guarantor Financial Information

The following condensed consolidating financial information for Piedmont Operating Partnership, L.P. (the "Issuer"), Piedmont Office Realty Trust, Inc. (the "Guarantor"), and the other directly and indirectly owned subsidiaries of the Guarantor (the "Non-Guarantor Subsidiaries") is provided pursuant to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed registered securities. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Non-Guarantor Subsidiaries.

Condensed Consolidated Balance Sheets
As of March 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$82,922	$—	$599,507	$—	$682,429
Buildings and improvements, less accumulated depreciation	457,170	—	2,673,123	(300)	3,129,993
Intangible lease assets, less accumulated amortization	2,220	—	66,924	—	69,144
Construction in progress	4,571	—	24,276	—	28,847
Real estate assets held for sale, net	5,248	—	8,691	—	13,939
Total real estate assets	552,131	—	3,372,521	(300)	3,924,352
Investments in and amounts due from unconsolidated joint ventures	13,855	—	—	—	13,855
Cash and cash equivalents	6,235	150	2,886	—	9,271
Tenant and straight-line rent receivables, net	35,137	—	134,419	—	169,556
Advances to affiliates	5,936,843	1,280,719	—	(7,217,562)	—
Investment in subsidiary	—	3,972,949	196	(3,973,145)	—
Notes receivable	160,000	2,000	23,890	(185,890)	—
Prepaid expenses, restricted cash, escrows, and other assets	7,661	187	22,068	(1,011)	28,905
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	464	—	—	—	464
Deferred financing costs, net	7,949	—	596	—	8,545
Deferred lease costs, net	31,902	—	241,807	—	273,709
Other assets held for sale, net	1,416	—	1,775	—	3,191
Total assets	$6,933,690	$5,256,005	$3,800,158	$(11,377,908)	$4,611,945
Liabilities:
Debt	$1,641,187	$—	$574,525	$(185,890)	$2,029,822
Accounts payable, accrued expenses, and accrued capital expenditures	18,292	619	112,630	(1,011)	130,530
Advances from affiliates	329,185	4,909,812	2,024,014	(7,263,011)	—
Deferred income	5,775	—	17,267	—	23,042
Intangible lease liabilities, net	—	—	45,227	—	45,227
Interest rate swaps	4,366	—	—	—	4,366
Total liabilities	1,998,805	4,910,431	2,773,663	(7,449,912)	2,232,987
Stockholders’ Equity:
Common stock	—	1,543	—	—	1,543
Additional paid-in capital	3,972,949	3,669,561	196	(3,973,145)	3,669,561
Retained/(cumulative distributions in excess of) earnings	950,374	(3,325,530)	1,024,686	45,149	(1,305,321)
Other comprehensive loss	11,562	—	—	—	11,562
Piedmont stockholders’ equity	4,934,885	345,574	1,024,882	(3,927,996)	2,377,345
Noncontrolling interest	—	—	1,613	—	1,613
Total stockholders’ equity	4,934,885	345,574	1,026,495	(3,927,996)	2,378,958
Total liabilities and stockholders’ equity	$6,933,690	$5,256,005	$3,800,158	$(11,377,908)	$4,611,945

Condensed Consolidated Balance Sheets
As of December 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$86,852	$—	$599,507	$—	$686,359
Buildings and improvements, less accumulated depreciation	473,786	—	2,680,515	(300)	3,154,001
Intangible lease assets, less accumulated amortization	2,356	—	71,003	—	73,359
Construction in progress	4,627	—	19,642	—	24,269
Real estate assets held for sale, net	5,128	—	8,867	—	13,995
Total real estate assets	572,749	—	3,379,534	(300)	3,951,983
Investments in and amounts due from unconsolidated joint ventures	14,388	—	—	—	14,388
Cash and cash equivalents	3,352	150	3,471	—	6,973
Tenant receivables, net	35,266	—	134,172	—	169,438
Advances to affiliates	5,312,384	1,288,547	—	(6,600,931)	—
Investment in subsidiary	—	4,003,806	197	(4,004,003)	—
Notes receivable	160,000	2,000	23,890	(185,890)	—
Prepaid expenses, restricted cash, escrows, and other assets	5,319	44	20,779	(977)	25,165
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	24,176	—	—	—	24,176
Deferred financing costs, net	7,764	—	995	—	8,759
Deferred lease costs, net	33,841	—	247,949	—	281,790
Other assets held for sale, net	1,448	—	1,871	—	3,319
Total assets	$6,350,784	$5,294,547	$3,812,858	$(10,792,101)	$4,666,088
Liabilities:
Debt	$1,038,570	$—	$1,149,525	$(185,890)	$2,002,205
Accounts payable, accrued expenses, and accrued capital expenditures	13,824	2,376	113,595	(977)	128,818
Advances from affiliates	312,881	4,863,672	1,467,334	(6,643,887)	—
Deferred income	5,086	—	17,181	—	22,267
Intangible lease liabilities, net	—	—	47,113		47,113
Interest rate swaps	4,526	—	—	—	4,526
Total liabilities	1,374,887	4,866,048	2,794,748	(6,830,754)	2,204,929
Stockholders’ Equity:
Common stock	—	1,575	—	—	1,575
Additional paid-in capital	4,003,806	3,668,906	197	(4,004,003)	3,668,906
Retained/(cumulative distributions in excess of) earnings	951,813	(3,241,982)	1,016,304	42,656	(1,231,209)
Other comprehensive loss	20,278	—	—	—	20,278
Piedmont stockholders’ equity	4,975,897	428,499	1,016,501	(3,961,347)	2,459,550
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	4,975,897	428,499	1,018,110	(3,961,347)	2,461,159
Total liabilities and stockholders’ equity	$6,350,784	$5,294,547	$3,812,858	$(10,792,101)	$4,666,088

Condensed Consolidated Statements of Income
For the three months ended March 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$17,400	$—	$95,157	$(1,653)	$110,904
Tenant reimbursements	3,861	—	21,179	(111)	24,929
Property management fee revenue	—	—	4,171	(3,684)	487
	21,261	—	120,507	(5,448)	136,320
Expenses:
Property operating costs	10,044	—	53,878	(5,651)	58,271
Depreciation	5,840	—	27,804	—	33,644
Amortization	1,111	—	13,462	—	14,573
General and administrative	4,469	77	5,961	(5,952)	4,555
	21,464	77	101,105	(11,603)	111,043
Real estate operating income/(loss)	(203)	(77)	19,402	6,155	25,277
Other income (expense):
Interest expense	(9,120)	—	(12,939)	3,133	(18,926)
Other income/(expense)	2,762	35	246	(3,133)	(90)
Net recoveries from casualty events and litigation settlements	1,351	—	1,691	—	3,042
Equity in loss of unconsolidated joint ventures	(266)	—	—	—	(266)
	(5,273)	35	(11,002)	—	(16,240)
Income/(loss) from continuing operations	(5,476)	(42)	8,400	6,155	9,037
Discontinued operations:
Operating income/(loss)	480	—	(14)	—	466
Loss on sale of real estate assets	(106)	—	—	—	(106)
Income/(loss) from discontinued operations	374	—	(14)	—	360
Net income/(loss)	(5,102)	(42)	8,386	6,155	9,397
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) attributable to Piedmont	$(5,102)	$(42)	$8,382	$6,155	$9,393

Condensed Consolidated Statements of Income
For the three months ended March 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$16,959	$—	$90,314	$(1,218)	$106,055
Tenant reimbursements	3,848	—	21,686	(69)	25,465
Property management fee revenue	—	—	3,458	(2,827)	631
	20,807	—	115,458	(4,114)	132,151
Expenses:
Property operating costs	9,435	—	47,017	(4,297)	52,155
Depreciation	5,520	—	23,305	—	28,825
Amortization	1,212	—	7,797	—	9,009
General and administrative	4,377	118	5,417	(5,364)	4,548
	20,544	118	83,536	(9,661)	94,537
Real estate operating income/(loss)	263	(118)	31,922	5,547	37,614
Other income (expense):
Interest expense	(3,624)	—	(15,891)	3,142	(16,373)
Other income/(expense)	2,779	43	(957)	(3,142)	(1,277)
Net recoveries/(loss) from casualty events and litigation settlements	58	—	(219)	—	(161)
Equity in income of unconsolidated joint ventures	395	—	—	—	395
	(392)	43	(17,067)	—	(17,416)
Income/(loss) from continuing operations	(129)	(75)	14,855	5,547	20,198
Discontinued operations:
Operating income	470	—	389	—	859
Impairment loss	(6,402)	—	—	—	(6,402)
Income/(loss) from discontinued operations	(5,932)	—	389	—	(5,543)
Net income/(loss)	(6,061)	(75)	15,244	5,547	14,655
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) attributable to Piedmont	$(6,061)	$(75)	$15,240	$5,547	$14,651

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$21,395	$594	$41,908	$6,156	$70,053

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(6,875)	—	(20,712)	—	(27,587)
Net sales proceeds from wholly-owned properties	22,322	—	—	—	22,322
Deferred lease costs paid	(720)	—	(3,460)	—	(4,180)
Net cash provided by/(used in) investing activities	14,727	—	(24,172)	—	(9,445)
Cash Flows from Financing Activities:
Deferred financing costs paid	(454)	—	—	—	(454)
Proceeds from debt	764,564	—	—	—	764,564
Repayments of debt	(162,000)	—	(575,000)	—	(737,000)
Repurchases of common stock as part of announced plan	—	(54,515)	—	—	(54,515)
(Distributions to)/repayments from affiliates	(635,349)	84,826	556,679	(6,156)	—
Dividends paid and discount on dividend reinvestments	—	(30,905)	—	—	(30,905)
Net cash used in financing activities	(33,239)	(594)	(18,321)	(6,156)	(58,310)
Net increase/(decrease) in cash and cash equivalents	2,883	—	(585)	—	2,298
Cash and cash equivalents, beginning of period	3,352	150	3,471	—	6,973
Cash and cash equivalents, end of period	$6,235	$150	$2,886	$—	$9,271

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$4,103	$177	$32,198	$5,547	$42,025

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(2,534)	—	(279,079)	—	(281,613)
Net sales proceeds from wholly-owned properties	3,403	—	—	—	3,403
Investments in unconsolidated joint ventures	(672)	—	—	—	(672)
Deferred lease costs paid	(2,218)	—	(5,679)	—	(7,897)
Net cash used in investing activities	(2,021)	—	(284,758)	—	(286,779)
Cash Flows from Financing Activities:
Deferred financing costs paid	(47)	—	—	—	(47)
Proceeds from debt	294,000	—	—	—	294,000
Repayments of debt	(11,000)	—	—	—	(11,000)
Repurchases of common stock as part of announced plan	—	(11)	—	—	(11)
(Distributions to)/repayments from affiliates	(279,021)	33,315	251,253	(5,547)	—
Dividends paid and discount on dividend reinvestments	—	(33,570)	—	—	(33,570)
Net cash provided by/(used in) financing activities	3,932	(266)	251,253	(5,547)	249,372
Net (decrease)/increase in cash and cash equivalents	6,014	(89)	(1,307)	—	4,618
Cash and cash equivalents, beginning of period	62,371	239	(49,653)	—	12,957
Cash and cash equivalents, end of period	$68,385	$150	$(50,960)	$—	$17,575

12.Subsequent Events

Second Quarter Dividend Declaration

On April 30, 2014, the board of directors of Piedmont declared dividends for the second quarter of 2014 in the amount of $0.20 per common share outstanding to stockholders of record as of the close of business on May 30, 2014. Such dividends are to be paid on June 20, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. As of the time of this filing, we had approximately $230.6 million of capacity remaining under our $500 Million Unsecured Line of Credit available for future borrowing. Depending on the timing and volume of our property acquisition and disposition activities and debt maturities, we may also issue additional equity or debt securities from time to time. We may also seek additional borrowings from third-party lenders as further sources of capital. The availability and attractiveness of terms for these additional sources of capital is highly dependent on market conditions.
Our most consistent use of capital has historically been, and will continue to be, to fund capital expenditures related to our existing portfolio of properties. During the three months ended March 31, 2014 and March 31, 2013 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013

Capital expenditures for new development	$699	$4
Capital expenditures for redevelopment/renovations	1,046	—
Other capital expenditures, including tenant improvements	25,442	34,110
Total capital expenditures(1)	$27,187	$34,114

(1)
Of the total amounts capitalized, approximately $0.7 million and $0 relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively.

"Capital expenditures for new development" relate to the construction of a 300,000 square foot, 11-story office tower in Houston, Texas. We broke ground on the development in April 2014 and anticipate expending approximately $60-$65 million for the project over the course of the next fifteen months, and approximately $25 million in leasing commissions and tenant improvements during subsequent lease-up of the property. "Capital expenditures for redevelopment/renovation" relate to repositioning our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use to private sector use. We anticipate spending approximately $25-$30 million related to the project and expect to complete the project by the end of this year. Following completion of the redevelopment of the asset, we anticipate spending approximately $20 million in re-leasing costs, consisting of both leasing commissions and tenant improvements.
"Other capital expenditures" include two types of specifically identified projects: (i) building improvement projects that we as the owner may choose to perform at our discretion at any of our various properties; and (ii) tenant improvement allowances that we have committed to as part of executed leases with our tenants, with the majority of such expenditures typically relating to the latter type. During the three months ended March 31, 2014 and 2013, we committed to spend approximately $3.66 and $1.90 per square foot per year of lease term, respectively, for tenant improvement allowances in conjunction with executing various leases. As of March 31, 2014, unrecorded contractual obligations for non-incremental tenant improvements related to our existing lease portfolio totaled $72.0 million, down from $98.5 million as of March 31, 2013. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we would anticipate that a significant portion of these improvement allowances may be requested over the next 3 years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Commitments for incremental capital expenditures associated with new leases, primarily at value-add properties, totaled approximately $20.3 million as of March 31, 2014, down from $42.3 million as of March 31, 2013. Additionally, during the three months ended March 31, 2014 and 2013, we paid $4.2 million and $7.9 million , respectively, in leasing commissions and committed to pay $1.67 and $1.01 per square foot per year of lease term, respectively.

In addition to the amounts that we have committed to as part of already executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases. Given that our primary operating model is to lease large blocks of space to credit-worthy tenants, some of these items can result in significant capital outlays. Both the timing and magnitude of such expenditures have yet to be determined and are highly dependent on competitive market conditions of the respective office market at the time of lease negotiations. In particular, there are four blocks of space in excess of 200,000 square feet in our Washington, D.C and Chicago portfolios that are currently vacant and we may grant significant concession packages to secure new tenants for those spaces, among others.
Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. In addition, our board of directors has authorized a repurchase plan for our common stock for use when we believe that our stock is trading at a meaningful discount to what we believe the fair value of our net assets to be and we may use capital resources to make purchases under this plan. As of March 31, 2014, there was $37.2 million of authorized capacity remaining on the program which can be spent prior to the program's expiration in October 2015.
Finally, although we currently have no debt maturing over the next twelve months, on a longer term basis, we expect to use capital to repay debt when obligations become due. During the quarter ended March 31, 2014, we used the proceeds of a $400 million unsecured senior note issuance, as well as a $300 million unsecured term loan to repay $575 million in secured debt which was scheduled to mature during the first half of the year ending December 31, 2014. The remaining $125 million of proceeds was used to pay down outstanding balances on our $500 Million Unsecured Line of Credit. In conjunction with the issuance of the $400 million unsecured senior notes, and considering the historically low interest rate environment, we settled five forward starting interest rate swaps, at the time of the issuance of the notes, resulting in a cash settlement in our favor of approximately $15.0 million.
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

Results of Operations

Overview

Our income from continuing operations per share on a fully diluted basis decreased from $0.12 for the three months ended March 31, 2013 to $0.06 for the three months ended March 31, 2014. The current quarter's results include increases in income associated with new leases commencing and properties acquired during or after the first quarter of 2013; however, this additional income was more than offset by (i) the expiration of two large governmental tenants in our Washington, D.C. portfolio during 2013; (ii) rental rate roll downs; and (iii) downtimes between lease expirations and the commencement of replacement leases. Additionally, the current quarter's results include $3.0 million in insurance recoveries associated with previously recognized casualty losses and litigation settlement expense. Finally, the current quarter reflects $2.5 million, or $0.02 per diluted share, of additional interest expense primarily associated with higher outstanding debt balances during the current quarter as a result of property acquisitions made by Piedmont during 2013 and shares repurchased pursuant to our stock repurchase plan.

Comparison of the three months ended March 31, 2014 versus the three months ended March 31, 2013

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	March 31, 2014%		March 31, 2013%		$ Increase (Decrease)
Revenue:
Rental income	$110.9		$106.1		$4.8
Tenant reimbursements	24.9		25.5		(0.6)
Property management fee revenue	0.5		0.6		(0.1)
Total revenues	136.3	100%	132.2	100%	4.1
Expense:
Property operating costs	58.3	42%	52.2	39%	6.1
Depreciation	33.6	25%	28.8	22%	4.8
Amortization	14.6	11%	9.0	8%	5.6
General and administrative	4.5	3%	4.6	3%	(0.1)
Real estate operating income	25.3	19%	37.6	28%	(12.3)
Other income (expense):
Interest expense	(18.9)	(14)%	(16.4)	(12)%	(2.5)
Other income/(expense)	(0.1)	—%	(1.3)	(1)%	1.2
Net recoveries/(loss) from casualty events and litigation settlements	3.0	2%	(0.1)	—%	3.1
Equity in income/(loss) of unconsolidated joint ventures	(0.3)	—%	0.4	—%	(0.7)
Income from continuing operations	$9.0	7%	$20.2	15%	$(11.2)
Income/(loss) from discontinued operations	$0.4		$(5.5)		$5.9

Revenue

Rental income increased from approximately $106.1 million for the three months ended March 31, 2013 to approximately $110.9 million for the three months ended March 31, 2014 primarily due to approximately $8.4 million of additional revenue attributable to properties acquired during 2013 as well as the renewal of a lease at a higher rental rate with the sole tenant at our 1901 Market Street building in Philadelphia, Pennsylvania. These increases were partially offset by the expiration of a 330,000 square foot lease at our One Independence Square building in Washington, D. C. during March 2013 and a 220,000 square foot lease at our 3100 Clarendon Boulevard building in December 2013.

Tenant reimbursements decreased from approximately $25.5 million for the three months ended March 31, 2013 to approximately $24.9 million for the three months ended March 31, 2014. Although we recognized approximately $0.7 million of additional tenant reimbursements associated with properties acquired during 2013 during the current period, these increases were more than offset by a $1.3 million reduction in such reimbursements due to the expiration of a lease in December 2013 at our Aon Center building in Chicago, Illinois. Although a significant portion of this space has been re-leased, such replacement tenants are in periods of reimbursement abatement.

Expense

Property operating costs increased approximately $6.1 million for the three months ended March 31, 2014 compared to the same period in the prior year primarily due to approximately $3.6 million of additional recoverable operating expenses attributable to properties acquired during 2013. We also incurred higher recoverable utility and landscaping costs of $0.9 million and $0.4 million, respectively, which in large part is due to the harsh 2013-2014 weather in markets in which we own and operate properties.

Depreciation expense increased approximately $4.8 million for the three months ended March 31, 2014 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2013 which contributed approximately $2.6 million of the increase. The remainder of the increase is due to additional depreciation recognized on new properties acquired during 2013.

Amortization expense increased approximately $5.6 million for the three months ended March 31, 2014 compared to the same period in the prior year. Of the total variance, approximately $4.8 million of expense is due to additional amortization on new properties acquired during 2013.

Other Income (Expense)

Interest expense increased approximately $2.5 million for the three months ended March 31, 2014 compared to the same period in the prior year. The increase is attributable to higher outstanding balances during the current year primarily as a result of property acquisitions during 2013 and shares repurchased pursuant to our stock repurchase plan, offset by lower average interest rates due to refinancing activity during the first quarter of 2014.

The variance in other income/(expense) is due to acquisition costs of approximately $1.2 million incurred in the prior year associated with acquisition transactions.

We recognized an increase in net recoveries of casualty loss and litigation settlement expense for the three months ended March 31, 2014 compared to the same period in the prior year of approximately $3.1 million. These recoveries are associated with the receipt of insurance proceeds related to litigation settlement expense previously incurred, as well as insurance proceeds associated with damage to certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy.

Equity in income/(loss) of unconsolidated joint ventures decreased approximately $0.7 million during the three months ended March 31, 2014, as compared to the prior year. In August 2013, we purchased all of the remaining interests in three office properties previously held through two unconsolidated joint ventures. The acquisition resulted in a decrease in equity in income/(loss) of unconsolidated joint ventures as compared to the prior period, as the results of operations of these properties are now consolidated on the same basis as our other wholly-owned properties. Also, operational income included in equity in income/(loss) of unconsolidated joint ventures as compared to the prior period decreased due to the expiration of the sole tenant's lease at Two Park Center located in Hoffman Estates, Illinois in December 2013.

Income/(Loss) from Discontinued Operations

The operations of assets that we have sold or classified as held for sale during any of the periods presented in the accompanying statement of operations are classified as discontinued operations for all period presented (see Note 8 to our accompanying consolidated financial statements for a complete listing of assets sold or reclassified as held for sale). Income/(loss) from discontinued operations increased approximately $5.9 million for the three months ended March 31, 2014 compared to the same period in the prior year primarily due to the recognition of an impairment charge in the prior period of $6.4 million at the 1111 Durham Avenue building in South Plainfield, New Jersey. We do not expect that income/(loss) from discontinued operations will be comparable to future periods, as such income is subject to the occurrence and timing of future property dispositions.

Funds From Operations (“FFO”), Core FFO, and Adjusted Funds from Operations (“AFFO”)

Net income calculated in accordance with U.S. generally accepted accounting principles ("GAAP") is the starting point for calculating FFO, Core FFO, and AFFO. FFO, Core FFO, and AFFO are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, Core FFO, and AFFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

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

We calculate Core FFO as FFO (calculated as set forth above) less acquisition costs and other significant, non-recurring items, such as the infrequent and non-recurring litigation settlements expense and casualty losses, and their subsequent insurance recoveries.

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
Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2014	Per Share (1)	March 31, 2013	Per Share(1)
Net income attributable to Piedmont	$9,393	$0.06	$14,651	$0.09
Depreciation of real estate assets(2)	33,727	0.22	29,886	0.18
Amortization of lease-related costs(2)	14,804	0.09	9,220	0.05
Impairment loss	—	—	6,402	0.04
Loss on sale - wholly-owned properties	106	—	—	—
Funds From Operations	$58,030	$0.37	$60,159	$0.36
Adjustments:
Acquisition costs	66	—	1,244	0.01
Net loss/(recoveries) from casualty events and litigation settlements	(3,042)	(0.01)	161	—
Core Funds From Operations	$55,054	$0.36	$61,564	$0.37
Adjustments:
Deferred financing cost amortization	863	0.01	594	—
Amortization of discount on senior notes	34	—	—	—
Depreciation of non real estate assets	114	—	98	—
Straight-line effects of lease revenue (2)	(9,412)	(0.06)	(4,032)	(0.02)
Stock-based and other non-cash compensation	636	—	594	—
Net effect of amortization of below-market in-place lease intangibles	(1,364)	(0.01)	(1,065)	—
Acquisition costs	(66)	—	(1,244)	(0.01)
Non-incremental capital expenditures (3)	(13,821)	(0.09)	(19,920)	(0.12)
Adjusted Funds From Operations	$32,038	$0.21	$36,589	$0.22
Weighted-average shares outstanding – diluted	155,025		167,810

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

The following table sets forth our Property NOI and SSNOI with a reconciliation to net income attributable to Piedmont (GAAP basis) for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013

Net income attributable to Piedmont (GAAP basis)	$9,393	$14,651

Net income attributable to noncontrolling interest	4	4
Interest expense	18,926	16,373
Depreciation (1)	33,841	29,984
Amortization (1)	14,804	9,220
Acquisition costs	66	1,244
Impairment loss (1)	—	6,402
Net loss/(recoveries) from casualty events and litigation settlements (1)	(3,042)	161
Loss on sale of properties (1)	106	—
General & administrative expenses(1)	4,582	4,609
Management fee revenue(2)	(259)	(356)
Other (income)/expense(1)	30	21
Straight line rent effects of lease revenue(1)	(9,412)	(4,032)
Amortization of lease-related intangibles(1)	(1,364)	(1,065)

Property NOI (cash basis)	$67,675	$77,216

Net operating loss/(income) from:
Acquisitions(3)	(5,798)	(860)
Dispositions(4)	(364)	(1,022)
Other investments(5)	382	(2,704)

Same Store NOI (cash basis)	$61,895	$72,630

Change period over period in Same Store NOI (cash basis)	(14.8)%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)	Presented net of related operating expenses incurred to earn the revenue.

(3)
Acquisitions consist of Arlington Gateway in Arlington, Virginia, purchased on March 4, 2013; 5 & 15 Wayside Road in Burlington, Massachusetts, purchased on March 22, 2013; Royal Lane Land in Irving, Texas, purchased on August 1, 2013; 5301 Maryland Way in Brentwood, Tennessee, 4685 Investment Drive in Troy, Michigan, and 2020 West 89th Street in Leawood, Kansas, the remaining equity interests in which were purchased on August 12, 2013; 6565 North MacArthur Boulevard in Irving, Texas, purchased on December 5, 2013; One Lincoln Park in Dallas, Texas, purchased on December 20, 2013; and 161 Corporate Center in Irving, Texas, purchased on December 30, 2013.

(4)
Dispositions consist of 1111 Durham Avenue sold on March 28, 2013; 1200 Enclave Parkway in Houston, Texas, sold on May 1, 2013; 350 Spectrum Loop in Colorado Springs, Colorado, sold on November 1, 2013; 8700 South Price Road in Tempe, Arizona, sold on December 30, 2013; and 11107 and 11109 Sunset Hills Road in Reston, Virginia, sold on March 19, 2014.

(5)	Other investments consist of operating results from our investments in unconsolidated joint ventures and our redevelopment project at 3100 Clarendon Boulevard.

Overview

Our portfolio is a national portfolio located in several geographic markets. We typically lease space to large, creditworthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 30,000 square feet with 7.3 years of lease term remaining as of March 31, 2014. As a result, rent roll ups and roll downs which we experience as a result of re-leasing can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire. Over the last several years we worked through a period of high lease expirations which have temporarily negatively impacted our SSNOI. We have executed 800,000 square feet of leases that have yet to commence as of March 31, 2014; we have 2,200,000 square feet of commenced leases in some form of rental abatement; and, we have certain significant leases which were renewed or replaced at lower rental rates than the previous leases.

Occupancy

Excluding one property that was not in service due to a redevelopment project as of March 31, 2014, our portfolio in total was 86.7% leased as of March 31, 2014, comparable to 86.0% leased as of March 31, 2013. Scheduled expirations over the next three years for the portfolio as a whole are limited to less than 6% of our Annualized Lease Revenue ("ALR") in any given year; therefore, the majority of our leasing efforts over the next several years will be focused on leasing currently vacant space. To the extent we are able to execute leases for currently vacant space, this absorption, plus additional rental payments scheduled to begin once related rental abatement periods expire and leases commence, should have a favorable impact on our SSNOI comparisons.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

We have executed a large number of leasing transactions over the past several years, some of which had not commenced as of March 31, 2014. Commencement of new leases typically occurs 6-24 months from the execution date after refurbishment of the space is completed and downtime between leases can negatively impact SSNOI. As of March 31, 2014, approximately 0.8 million square feet of executed leases for currently vacant space had not yet commenced. Office leases also typically contain upfront rental abatement periods which delay the cash flow benefits of the lease even once a lease has commenced. As of March 31, 2014, approximately 2.2 million square feet of commenced leases were in some form of abatement. Additionally, in some cases over the last several years, we have entered into leases which commenced at lower market rental rates than the previous tenant's rental rate which expired; negatively impacting SSNOI comparisons once the new lease commences.
All of the above items negatively impacted our SSNOI for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013. Specifically, several new leases replacing the expired BP lease at the Aon Center building provide the new tenants with gross rental abatements and there will be approximately five months of downtime until the commencement of one of the more significant replacement leases. Another contributor of the 14.8% decrease in SSNOI between the first quarter of 2013 and the first quarter of 2014 was the expiration of a large governmental lease at One Independence Square in our Washington, D.C. portfolio during March 2013 and the resulting downtime as we seek a replacement tenant or tenants. Finally, the restructuring of the Independence Blue Cross lease at the 1901 Market Street building during 2013 also negatively impacted SSNOI comparisons for the first quarter of 2014 because prior to the restructuring the tenant made a large lump sum rental payment once a year during the first quarter of each calendar year; however, under the restructured lease, rental payments have been spread evenly throughout the year.
On a prospective basis, we anticipate that SSNOI comparisons will begin to improve during the last six months of 2014 as certain significant leases for currently vacant space commence and rental abatement periods expire. Any absorption of currently vacant space in the portfolio due to additional new leasing activity could also favorably impact comparisons depending on commencement dates and abatement periods of the new lease.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, based on their estimated fair values.

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

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental revenues over the remaining terms of the respective leases.

The fair values of in-place leases include an estimate of the direct costs associated with obtaining the acquired or "in place" tenant, estimates of opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. The amount capitalized as direct costs associated with obtaining a tenant include commissions, tenant improvements, and other direct costs and are estimated based on management's consideration of current market costs to execute a similar lease. These direct lease origination costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no indicators of impairment related to our goodwill as of March 31, 2014.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 5 to our accompanying consolidated financial statements for further detail on our investment in variable interest entities as of March 31, 2014.

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

The changes in fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of March 31, 2014 are designated as cash flow hedges. See Note 4 to our accompanying consolidated financial statements for further detail on our interest rate derivatives as of March 31, 2014.

Stock-based Compensation

We have issued stock-based compensation in the form of deferred stock awards to our employees and directors. For employees, such compensation has been issued pursuant to our Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual deferred stock grant component and a multi-year performance share component. Awards granted pursuant to the annual deferred stock component are considered equity awards and expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards granted pursuant to the performance share component are considered liability awards and are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income. See Note 9 to our accompanying consolidated financial statements for further detail on our stock-based compensation as of March 31, 2014.

Contractual Obligations
Our contractual obligations as of March 31, 2014 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Long-term debt(1)	$2,034,525	$—	$844,525	(2) (3)	$440,000	$750,000
Operating lease obligations(4)	43,213	450	902		902	40,959
Total	$2,077,738	$450	$845,427		$440,902	$790,959

(1)
Amounts include principal payments only and balances outstanding as of March 31, 2014. We made interest payments, including payments under our interest rate swaps, of approximately $16.1 million during the three months ended March 31, 2014, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 of our accompanying consolidated financial statements.

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

(3)
Includes the balance outstanding as of March 31, 2014 of the $500 Million Unsecured Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of August 21, 2017) provided Piedmont is not then in default and upon payment of extension fees.

(4)
Two properties (the 2001 NW 64th Street building in Ft. Lauderdale, Florida and the River Corporate Center building in Tempe, Arizona) are subject to ground leases with expiration dates of 2048 and 2101, respectively. The aggregate remaining payments required under the terms of these operating leases as of March 31, 2014 are presented above.

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
Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured Line of Credit, and portions of our bank term loans. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, a significant portion of our debt is based on fixed interest rates to hedge against instability in the credit markets. We have effectively fixed the interest rate on the entire balance of our $300 Million Unsecured 2011 Term Loan through interest rate swap agreements, as well as $200 million of the $300 million principal balance of the $300 Million Unsecured 2013 Term Loan, in both cases provided that we maintain our corporate credit rating. We do not enter into derivative or interest rate transactions for speculative purposes.

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of March 31, 2014 and December 31, 2013 was approximately $2.0 billion, for each period. Our interest rate swap agreements in place as of March 31, 2014 carried notional amounts totaling $500 million. Of these interest rate swap agreements, the agreements which hedge the cash flows under our $300 Million Unsecured 2011 Term Loan have fixed interest rates of 2.69%, while the remaining agreements hedge $200 million of the $300 Million Unsecured 2013 Term Loan with a fixed interest rate of 2.79%, in both cases provided that we maintain our corporate credit rating. See Notes 3, 4 and 6 of our accompanying consolidated financial statements for further detail.

As of March 31, 2014, all of our outstanding debt, except for amounts outstanding under our $500 Million Unsecured Line of Credit and $100 million of our $300 Million Unsecured 2013 Term Loan, are subject to fixed, or effectively fixed, interest rates. Our total outstanding debt subject to fixed or effectively fixed interest rates has an average effective interest rate of approximately 3.99% per annum with expirations ranging from 2015 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of March 31, 2014, we had $272.0 million outstanding on our $500 Million Unsecured Line of Credit. Our $500 Million Unsecured Line of Credit currently has a stated rate of LIBOR plus 1.175% per annum or the prime rate, at our discretion. Draws outstanding as of March 31, 2014 were subject to a blended rate of 1.34% as of March 31, 2014. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Line of Credit or potential future variable-rate lines of credit, as well as $100 million of our $300 Million Unsecured 2013 Term Loan which is not subject to hedging arrangements,we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on these outstanding borrowings as of March 31, 2014 would increase interest expense approximately $3.7 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2014 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter 2014.

(b)	Not applicable.

(c)
During the quarter ended March 31, 2014, Piedmont repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our previously announced stock repurchase plan.

Of the 3,323,392 shares repurchased during the first quarter 2014, 3,183,100 shares (at an average price of $16.54 per share) related to repurchases of our common stock pursuant to our previously announced stock repurchase plan, and 140,292 shares (at an average price of $16.55 per share) related to shares purchased by our transfer agent on the open market and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended March 31, 2014 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)(1)
January 1, 2014 to January 31, 2014	2,940	$16.56	2,940	$41,144
February 1, 2014 to February 28, 2014	233	$16.34	233	$37,327
March 1, 2014 to March 31, 2014	150	$16.56	10	$37,157	(1)
Total	3,323	$16.54	3,183

(1)
Under our amended and restated DRP, as set forth in a Current Report on Form 8-K filed February 24, 2011, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, the "Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program" relates only to the stock repurchase plan. The stock repurchase plan was initially announced for $300 million in our Quarterly Report on Form 10-Q filed November 3, 2011. On October 30, 2013, our board of directors amended and restated the plan to authorize and additional $150 million in stock repurchases over the next two years. The stock repurchase plan is separate from shares purchased for DRP issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter 2014 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	April 30, 2014	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
FIRST QUARTER 2014
FORM 10-Q
OF
PIEDMONT OFFICE REALTY TRUST, INC.

Exhibit Number	Description of Document
3.1
Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc. (f/k/a Wells Real Estate Investment Trust, Inc.) (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 16, 2010)

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

4.1
Indenture, dated March 6, 2014, by and among Piedmont Operating Partnership, LP, the Company, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on March 6, 2014)

4.2
Supplemental Indenture, dated March 6, 2014, by and among Piedmont Operating Partnership, LP, the Company, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on March 6, 2014)

4.3	Form of 4.450% Senior Notes due 2024 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on March 6, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Donald A. Miller, CFA, Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert E. Bowers, Principal Financial Officer of the Company

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