Form 10-Q
period 2014-06-30
Piedmont Office Realty Trust, Inc.
filed 2014-07-30
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 29, 2014:
154,325,169 shares

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2013. Piedmont’s results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$690,559	$688,761
Buildings and improvements, less accumulated depreciation of $1,030,098 and $979,934 as of June 30, 2014 and December 31, 2013, respectively	3,171,955	3,164,575
Intangible lease assets, less accumulated amortization of $74,132 and $71,820 as of June 30, 2014 and December 31, 2013, respectively	71,047	74,377
Construction in progress	34,768	24,270
Total real estate assets	3,968,329	3,951,983
Investments in and amounts due from unconsolidated joint ventures	7,549	14,388
Cash and cash equivalents	8,563	6,973
Tenant receivables, net of allowance for doubtful accounts of $285 and $346 as of June 30, 2014 and December 31, 2013, respectively	25,024	31,145
Straight-line rent receivables	156,010	139,406
Restricted cash and escrows	911	394
Prepaid expenses and other assets	32,132	24,771
Goodwill	180,097	180,097
Interest rate swaps	—	24,176
Deferred financing costs, less accumulated amortization of $5,056 and $13,041 as of June 30, 2014 and December 31, 2013, respectively	8,386	8,759
Deferred lease costs, less accumulated amortization of $132,777 and $126,465 as of June 30, 2014 and December 31, 2013, respectively	274,825	283,996
Total assets	$4,661,826	$4,666,088
Liabilities:
Unsecured debt, net of discount of $4,592 and $1,320 as of June 30, 2014 and December 31, 2013, respectively	$1,657,408	$1,014,680
Secured debt, inclusive of premium of $3,499 and $0 as of June 30, 2014 and December 31, 2013, respectively	449,677	987,525
Accounts payable, accrued expenses, and accrued capital expenditures	126,273	128,818
Deferred income	21,923	22,267
Intangible lease liabilities, less accumulated amortization of $40,054 and $44,256 as of June 30, 2014 and December 31, 2013, respectively	43,389	47,113
Interest rate swaps	5,971	4,526
Total liabilities	2,304,641	2,204,929
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2014 or December 31, 2013	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2014 or December 31, 2013	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 154,324,076 and 157,460,903 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,543	1,575
Additional paid-in capital	3,668,836	3,668,906
Cumulative distributions in excess of earnings	(1,323,907)	(1,231,209)
Other comprehensive income	9,104	20,278
Piedmont stockholders’ equity	2,355,576	2,459,550
Noncontrolling interest	1,609	1,609
Total stockholders’ equity	2,357,185	2,461,159
Total liabilities and stockholders’ equity	$4,661,826	$4,666,088
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$113,287	$107,951	$224,191	$214,006
Tenant reimbursements	24,745	24,101	49,674	49,566
Property management fee revenue	548	513	1,035	1,144
	138,580	132,565	274,900	264,716
Expenses:
Property operating costs	57,136	52,223	115,407	104,378
Depreciation	34,144	30,169	67,788	58,994
Amortization	13,599	11,201	28,172	20,210
General and administrative	7,145	6,279	11,700	10,827
	112,024	99,872	223,067	194,409
Real estate operating income	26,556	32,693	51,833	70,307
Other income (expense):
Interest expense	(18,012)	(18,228)	(36,938)	(34,601)
Other income/(expense)	(366)	(72)	(456)	(1,349)
Net recoveries from casualty events and litigation settlements	1,480	3,553	4,522	3,392
Equity in income/(loss) of unconsolidated joint ventures	(333)	163	(599)	558
	(17,231)	(14,584)	(33,471)	(32,000)
Income from continuing operations	9,325	18,109	18,362	38,307
Discontinued operations:
Operating income	514	995	980	1,854
Impairment loss	—	—	—	(6,402)
Gain on sale of real estate assets, net	1,304	16,258	1,198	16,258
Income from discontinued operations	1,818	17,253	2,178	11,710
Gain on sale of real estate assets	1,140	—	1,140	—
Net income	12,283	35,362	21,680	50,017
Less: Net income attributable to noncontrolling interest	(4)	(4)	(8)	(8)
Net income attributable to Piedmont	$12,279	$35,358	$21,672	$50,009
Per share information – basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$0.07	$0.11	$0.13	$0.23
Income from discontinued operations	0.01	0.10	0.01	0.07
Net income available to common stockholders	$0.08	$0.21	$0.14	$0.30
Weighted-average common shares outstanding – basic	154,318,592	167,585,712	154,582,519	167,570,643
Weighted-average common shares outstanding – diluted	154,444,508	167,714,206	154,727,805	167,737,193
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013

Net income attributable to Piedmont		$12,279		$35,358		$21,672		$50,009
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(3,617)		22,200		(13,502)		21,860
Plus: Reclassification of previously recorded loss included in net income (See Note 5)	1,159		776		2,328		1,545
Other comprehensive income/(loss)		(2,458)		22,976		(11,174)		23,405
Comprehensive income attributable to Piedmont		$9,821		$58,334		$10,498		$73,414

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2012	167,556	$1,676	$3,667,051	$(1,022,681)	$(7,160)	$1,609	$2,640,495
Share repurchases as part of an announced plan	(10,246)	(102)	—	(175,167)	—	—	(175,269)
Offering costs associated with the issuance of common stock	—	—	(91)	—	—	—	(91)
Dividends to common stockholders ($0.80 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(197)	(132,089)	—	(15)	(132,301)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	151	1	2,143	—	—	—	2,144
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	98,728	—	—	98,728
Other comprehensive income	—	—	—	—	27,438	—	27,438
Balance, December 31, 2013	157,461	1,575	3,668,906	(1,231,209)	20,278	1,609	2,461,159
Share repurchases as part of an announced plan	(3,183)	(32)	—	(52,648)	—	—	(52,680)
Retirement of shares returned from escrow	(85)	(1)	(1,478)	—	—	—	(1,479)
Dividends to common stockholders ($0.40 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(97)	(61,722)	—	(8)	(61,827)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	131	1	1,505	—	—	—	1,506
Net income attributable to noncontrolling interest	—	—	—	—	—	8	8
Net income attributable to Piedmont	—	—	—	21,672	—	—	21,672
Other comprehensive loss	—	—	—	—	(11,174)	—	(11,174)
Balance, June 30, 2014	154,324	$1,543	$3,668,836	$(1,323,907)	$9,104	$1,609	$2,357,185

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$21,680	$50,017
Operating distributions received from unconsolidated joint ventures	266	921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,871	60,449
Amortization of deferred financing costs	1,047	1,244
Settlement of forward starting interest rate swaps	14,960	672
Other amortization	27,649	19,792
Impairment loss on real estate assets	—	6,402
Stock compensation expense	1,907	770
Equity in loss/(income) of unconsolidated joint ventures	599	(558)
Gain on sale of real estate assets, net	(2,338)	(16,258)
Retirement of shares returned from escrow	(1,479)	—
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(14,236)	(15,953)
Increase in restricted cash and escrows	(117)	(58)
Increase in prepaid expenses and other assets	(7,062)	(4,830)
Decrease in accounts payable and accrued expenses	(1,396)	(12,965)
Decrease in deferred income	(456)	(2,859)
Net cash provided by operating activities	108,895	86,786
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(29,180)	(247,499)
Capitalized expenditures, net of accruals	(68,936)	(84,334)
Net sales proceeds from wholly-owned properties	46,240	49,326
Net sales proceeds from unconsolidated joint ventures	6,017	—
Investments in unconsolidated joint ventures	(42)	(777)
Deferred lease costs paid	(11,370)	(13,180)
Net cash used in investing activities	(57,271)	(296,464)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,016)	(3,343)
Proceeds from debt	846,564	694,604
Repayments of debt	(779,070)	(402,000)
Costs of issuance of common stock	—	(24)
Repurchases of common stock as part of announced plan	(54,685)	(14,844)
Dividends paid and discount on dividend reinvestments	(61,827)	(67,172)
Net cash (used in)/provided by financing activities	(50,034)	207,221
Net increase/(decrease) in cash and cash equivalents	1,590	(2,457)
Cash and cash equivalents, beginning of period	6,973	12,957
Cash and cash equivalents, end of period	$8,563	$10,500

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued share repurchases as part of an announced plan	$(2,005)	$2,976
Accrued capital expenditures and deferred lease costs	$13,010	$9,332

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

As of June 30, 2014, Piedmont owned 73 office properties, one redevelopment asset, and one office building through an unconsolidated joint venture. Piedmont's 73 consolidated office properties comprise 21.1 million square feet of primarily Class A commercial office space, and were 87.0% leased as of June 30, 2014. As of June 30, 2014, approximately 90% of Piedmont's annualized lease revenue was generated from nine key markets: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Minneapolis, New York, and and Washington, D.C.

Piedmont internally evaluates all of its real estate assets as one operating segment, and accordingly, does not report segment information.

2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Effective April 1, 2014, Piedmont early adopted the amendments of Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which changed the criteria for reporting discontinued operations. As a result, the sale of the 2020 W. 89th Street building in Leawood, Kansas during the three months ended June 30, 2014 did not meet the newly adopted definition of discontinued operations and the operational results of this property are included in income from continuing operations for all periods presented, while the gain on sale is presented in accordance with SEC Rule 3-15 of Regulation S-X in the accompanying consolidated statements of income between discontinued operations and net income. This gain, however, is included in continuing operations for purposes of calculating earnings per share data. Operational results related to properties sold or held for sale as of March 31, 2014 continue to be presented as discontinued operations because the adoption provisions of ASU 2014-08 require prospective implementation.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The amendments in ASU 2014-09 change the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. Additionally, lease contracts are specifically excluded from ASU 2014-09. The amendments in ASU 2014-09 are effective in the first quarter of 2017 for Piedmont, and early adoption is not permitted. Piedmont is currently evaluating the potential impact, if any, of the amendments of ASU 2014-09.

3.Acquisitions
On June 27, 2014, Piedmont acquired a six-story office building in the Boston, Massachusetts metropolitan statistical area (the "5 Wall Street" building), totaling 181,680 square feet. The contractual purchase price of the property was approximately $62.5 million. The purchase included the assumption of a $35.0 million mortgage loan with a principal balance outstanding at acquisition of approximately $33.7 million, maturing on September 1, 2021. See further detail on the mortgage loan in Note 4.

4.Debt

During the six months ended June 30, 2014, Piedmont drew down the entire principal of the $300 Million Unsecured 2013 Term Loan, a delayed-draw loan facility established in December 2013. The proceeds of the $300 Million Unsecured 2013 Term Loan were used to repay the $200 Million Mortgage Note and the $25 Million Mortgage Note, as well as a portion of the amounts outstanding under the $500 Million Unsecured Line of Credit. Additionally during the six months ended June 30, 2014, Piedmont, through its wholly owned operating partnership, Piedmont OP, issued $400 million in aggregate principal amount of 4.450% senior notes which mature on March 15, 2024 (the “2014 Senior Notes”). Piedmont OP received proceeds upon issuance of approximately $399.2 million, reflecting a discount of approximately $0.8 million which will be amortized as interest expense under the effective interest method over the ten-year term of the 2014 Senior Notes. In addition, in conjunction with the issuance, Piedmont settled five forward starting rate swaps, consisting of notional amounts of $350 million. These swaps were settled in Piedmont's favor, resulting in a gain of approximately $15.0 million that was recorded as accumulated other comprehensive income and is being amortized as an offset to interest expense over the ten-year term of the 2014 Senior Notes. See Note 5 for further detail. The proceeds from the 2014 Senior Notes were used to repay the $350 Million Secured Pooled Facility, as well as a portion of the amounts outstanding under the $500 Million Unsecured Line of Credit.

On June 27, 2014 Piedmont, in conjunction with the purchase of the 5 Wall Street building, assumed a $35.0 million mortgage loan with a principal balance outstanding at acquisition of approximately $33.7 million, maturing on September 1, 2021. The loan is amortizing, and bears interest at the rate of 5.55% per annum. As a result of the acquisition and assumption, Piedmont recorded this mortgage loan in its consolidated financial statements as of June 30, 2014 at estimated fair market value, resulting in a premium of approximately $3.5 million which will be amortized as an offset against interest expense over the period through the stated maturity date of the loan using the effective interest method.

Finally, during the six months ended June 30, 2014, Piedmont incurred additional working capital borrowings of $188.0 million and, utilizing a portion of the proceeds of the $300 Million Unsecured 2013 Term Loan and the 2014 Senior Notes issuance described above, as well as other cash on hand, made repayments totaling $242.0 million on its $500 Million Unsecured Line of Credit. Piedmont also made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $16.7 million and $16.1 million for the three months ended June 30, 2014 and 2013, respectively, and $33.2 million and $31.8 million for the six months ended June 30, 2014 and 2013, respectively. Piedmont capitalized interest of $0.5 million and $0 for the three months ended June 30, 2014 and 2013, respectively, and $0.8 million and $0 for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2014 and December 31, 2013 (in thousands):

Facility	Collateral	Rate(1)		Maturity		Amount Outstanding as of
						June 30, 2014	December 31, 2013
Secured (Fixed)
$200 Million Mortgage Note	Aon Center	4.87%		5/1/2014		$—	$200,000
$25 Million Mortgage Note	Aon Center	5.70%		5/1/2014		—	25,000
$350 Million Secured Pooled Facility	Nine Property Collateralized Pool (2)	4.84%		6/7/2014		—	350,000
$105 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015		105,000	105,000
$125 Million Fixed-Rate Loan	Four Property Collateralized Pool (3)	5.50%		4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525	42,525
$140 Million WDC Fixed-Rate Loans	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000	140,000
$35 Million Mortgage Note	5 Wall Street	5.55%	(11)	9/1/2021		37,152	—
Subtotal/Weighted Average (4)		5.55%				449,677	987,525
Unsecured (Variable and Fixed)
$300 Million Unsecured 2011 Term Loan		LIBOR + 1.45%	(5)	11/22/2016		300,000	300,000
$500 Million Unsecured Line of Credit		1.34%	(6)	8/19/2016	(7)	312,000	366,000
$350 Million Unsecured Senior Notes		3.40%	(8)	6/1/2023		348,741	348,680
$300 Million Unsecured 2013 Term Loan		LIBOR + 1.20%	(9)	1/31/2019		300,000	—
$400 Million Unsecured Senior Notes		4.45%	(10)	3/15/2024		396,667	—
Subtotal/Weighted Average (4)		2.94%				1,657,408	1,014,680
Total/ Weighted Average (4)		3.49%				$2,107,085	$2,002,205

(1)
All of Piedmont’s outstanding debt as of June 30, 2014 and December 31, 2013 was interest-only debt, except for the amortizing mortgage loan assumed in conjunction with the purchase of the 5 Wall Street building.

(2)
Nine property collateralized pool, which was repaid in full on March 7, 2014, included: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(3)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(4)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of June 30, 2014.

(5)
The $300 Million Unsecured 2011 Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.69%.

(6)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.175% as of June 30, 2014) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of June 30, 2014 consisted of 30-day LIBOR draws at a rate of 0.16% (subject to the additional spread mentioned above).

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

(11)	The $35 Million Mortgage Note has a fixed rate of 5.55%, however, upon acquiring the mortgage note, it was marked to estimated fair value resulting in an effective interest rate of 3.75%.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the six months ended June 30, 2014, Piedmont continued to use four interest rate swap agreements with a total notional value of $300 million to hedge the variable cash flows associated with its $300 Million Unsecured 2011 Term Loan. In addition, Piedmont entered into four new interest rate swap agreements with a total notional value of $200 million to partially hedge the variable cash flows associated with its $300 Million Unsecured 2013 Term Loan during the six months ended June 30, 2014.

In conjunction with the issuance of the 2014 Senior Notes (see Note 4) during the six months ended June 30, 2014, Piedmont settled five previously outstanding forward starting swap agreements for a gain of approximately $15.0 million. The gain was recorded as accumulated other comprehensive income and is being amortized as an offset to interest expense over the ten-year term of the 2014 Senior Notes on a straight line basis, which approximates the effective interest method. Piedmont classifies cash flows from the settlement of hedging derivative instruments in the same category as the underlying exposure which is being hedged. As the cash settlement of approximately $15.0 million was the result of hedging Piedmont's exposure to interest rate changes and their effect on interest expense, such cash settlement is classified as an operating cash flow in the accompanying consolidated statements of cash flows.

The detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2014 is as follows:

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

Piedmont has elected to present its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2014 and December 31, 2013, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2014	December 31, 2013
Gross derivative assets	$—	$24,176
Gross derivative liabilities	(5,971)	(4,526)
Net derivative asset/(liability)	$(5,971)	$19,650

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the fair value of these derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income ("OCI") and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of Piedmont's interest rate derivatives that was recorded in the accompanying consolidated statements of income for the three and six months ended June 30, 2014 and 2013, respectively, was as follows:

	Three Months Ended		Six Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Amount of gain/(loss) recognized in OCI on derivative	$(3,617)	$22,200	$(13,502)	$21,860
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$1,159	$776	$2,328	$1,545

Piedmont estimates that approximately $4.5 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three and six months ended June 30, 2014 or 2013.

See Note 7 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $6.1 million as of June 30, 2014. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity must consolidate the VIE.
A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of June 30, 2014 and December 31, 2013 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of June 30, 2014	Net Carrying Amount as of December 31, 2013	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(2.5)	$(5.3)
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

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$240.3	$228.3
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Suwanee Gateway One, LLC	100%	Suwanee Gateway One	Consolidated	$7.2	$7.4
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Medici Atlanta, LLC	100%	The Medici	Consolidated	$15.3	$14.4
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

400 TownPark, LLC	100%	400 TownPark	Consolidated	$22.2	$22.3
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

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014			December 31, 2013
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$8,563	$8,563	Level 1	$6,973	$6,973	Level 1
Tenant receivables, net(1)	$25,024	$25,024	Level 1	$31,145	$31,145	Level 1
Restricted cash and escrows(1)	$911	$911	Level 1	$394	$394	Level 1
Interest rate swap asset	$—	$—	Level 2	$24,176	$24,176	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$12,668	$12,668	Level 1	$16,680	$16,680	Level 1
Interest rate swap liability	$5,971	$5,971	Level 2	$4,526	$4,526	Level 2
Debt	$2,107,085	$2,132,097	Level 2	$2,002,205	$2,004,870	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2014 and December 31, 2013; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 5, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at fair value as of June 30, 2014 and December 31, 2013. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2014 and December 31, 2013, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

8.Commitments and Contingencies

Commitments Under Existing Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two classes: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of June 30, 2014, commitments for funding potential non-incremental capital expenditures for tenant improvements totaled approximately $63.4 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next several years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of June 30, 2014, commitments for incremental capital expenditures for tenant improvements associated with new leases, primarily at value-add properties, totaled approximately $16.9 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded reductions in reimbursement revenues related to such tenant audits/disputes of approximately $0.3 million and $0 during the three months ended June 30, 2014 and 2013, respectively, and $0.6 million and $0 during the six months ended June 30, 2014 and 2013, respectively.

Letters of Credit

As of June 30, 2014, Piedmont was subject to a letter of credit of approximately $0.4 million, which reduces the total outstanding capacity under its $500 Million Unsecured Line of Credit. This letter of credit agreement is scheduled to expire in July 2014; however, it contains an automatic renewal feature, consisting of successive one-year renewal periods, subject to the satisfaction of the credit obligation and certain other limitations.

9.Property Dispositions and Discontinued Operations

Sale of 2020 W. 89th Street building

During the three months ended June 30, 2014, Piedmont sold the 2020 W. 89th Street building for approximately $5.8 million, resulting in a gain of approximately $1.1 million and net sales proceeds of approximately $5.5 million. In accordance with ASU 2014-08 adopted effective April 1, 2014 (see Note 2), the operational results of the 2020 W. 89th Street building are presented as continuing operations in the accompanying consolidated statements of income, and the gain on sale is presented separately on the face of the income statement.

Sale of the Two Park Center building

During the three months ended June 30, 2014, Piedmont sold its 72% interest in the Two Park Center building in Hoffman Estates, Illinois for approximately $6.3 million which resulted in net sales proceeds of $6.0 million and a loss on sale of approximately $0.2 million, which is included in income from unconsolidated joint ventures in the accompanying consolidated statements of income.

Discontinued Operations

Asset disposals previously classified as, and that continue to be reported as, discontinued operations for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
1111 Durham Avenue	South Plainfield, New Jersey	March 28, 2013	$(9)	$3,752
1200 Enclave Parkway	Houston, Texas	May 1, 2013	$16,246	$45,552
350 Spectrum Loop	Colorado Springs, Colorado	November 1, 2013	$7,959	$29,676
8700 South Price Road	Tempe, Arizona	December 30, 2013	$7,087	$16,682
11107 and 11109 Sunset Hills Road	Reston, Virginia	March 19, 2014	$(102)	$22,326
1441 West Long Lake Road	Troy, Michigan	April 30, 2014	$562	$7,202
4685 Investment Drive	Troy, Michigan	April 30, 2014	$747	$11,199

Details comprising income from discontinued operations are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Rental income	$191	$2,289	$1,365	$5,217
Tenant reimbursements	2	308	114	742
Property management fee revenue	1	—	1	—
	194	2,597	1,480	5,959
Expenses:
Property operating costs	(323)	921	182	2,407
Depreciation	—	596	83	1,455
Amortization	—	105	223	274
General and administrative	3	10	6	11
	(320)	1,632	494	4,147

Other income/(expense)	—	13	(6)	25
Net recoveries from casualty events and litigation settlements	—	17	—	17
	—	30	(6)	42

Operating income, excluding gain on sale	514	995	980	1,854
Impairment loss (1)	—	—	—	(6,402)
Gain on sale of real estate assets	1,304	16,258	1,198	16,258
Income from discontinued operations	$1,818	$17,253	$2,178	$11,710

(1)
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

10.Stock Based Compensation
Deferred Stock Awards

From time to time, Piedmont has granted deferred stock awards to its employees. The awards are determined by the Compensation Committee of the board of directors of Piedmont and typically vest ratably over a multi-year period. In addition, Piedmont has adopted a multi-year performance share program for certain of its employees whereby shares may be earned based on the relative performance of Piedmont's total stockholder return as compared with a predetermined peer group's total stockholder return over the same multi-year period. Shares are not awarded until after the end of the third year in the performance period and vest immediately upon award.

A rollforward of Piedmont's deferred stock award activity for the six months ended June 30, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Deferred Stock Awards as of December 31, 2013	265,139	$18.65
Deferred Stock Awards Granted During Six Months Ended June 30, 2014	292,318	$17.78
Adjustment to Estimated Future Grants of Performance Share Awards During Six Months Ended June 30, 2014	103,479	$20.73
Deferred Stock Awards Vested During Six Months Ended June 30, 2014	(171,468)	$18.63
Deferred Stock Awards Forfeited During Six Months Ended June 30, 2014	(2,530)	$18.75
Unvested Deferred Stock Awards as of June 30, 2014	486,938	$18.58

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2014 and 2013, respectively (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted-Average Grant Date Fair Value of Shares Granted During the Period	$18.51	$19.47	$17.78	$19.47
Total Grant Date Fair Value of Shares Vested During the Period	$3,191	$3,839	$3,195	$3,839
Share-based Liability Awards Paid During the Period(1)	$—	$103	$—	$103

(1)	Amount reflects the issuance of performance share awards during the period.

A detail of Piedmont’s outstanding employee deferred stock awards as of June 30, 2014 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of June 30, 2014
April 4, 2012	Deferred Stock Award	171,346	$17.53	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 4, 2013, 2014, and 2015, respectively.	61,290
April 4, 2012	Fiscal Year 2012-2014 Performance Share Program	—	$17.42	Shares awarded, if any, will vest immediately upon determination of award in 2015.	—	(2)
April 2, 2013	Deferred Stock Award	132,857	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 2, 2014, 2015, and 2016, respectively.	77,806
April 2, 2013	Fiscal Year 2013-2015 Performance Share Program	—	$18.91	Shares awarded, if any, will vest immediately upon determination of award in 2016.	—	(2)
January 3, 2014	Deferred Stock Award	103,345	$16.45	Of the shares granted, 20% will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	103,345
May 9, 2014	Deferred Stock Award	170,896	$18.51	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 9, 2015, 2016, and 2017, respectively.	141,018
May 9, 2014	Fiscal Year 2014-2016 Performance Share Program	—	$20.73	Shares awarded, if any, will vest immediately upon determination of award in 2017.	103,479	(2)
Total					486,938

(1)	Amounts reflect the total grant, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2014.

(2)
Estimated based on Piedmont's cumulative total stockholder return ("TSR") for the respective performance period through June 30, 2014. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended June 30, 2014 and 2013, respectively, Piedmont recognized approximately $2.5 million and $1.7 million of compensation expense related to deferred stock awards, of which $1.1 million and $0.5 million related to the amortization of unvested shares, respectively. During the six months ended June 30, 2014 and 2013, respectively, Piedmont recognized approximately $3.1 million and $2.3 million of compensation expense related to stock awards, of which $1.7 million and $1.1 million related to the amortization of unvested shares, respectively. During the six months ended June 30, 2014, a net total of 130,828 shares were issued to employees, directors, and officers. As of June 30, 2014, approximately $4.7 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately two years.

11.Earnings Per Share

There are no adjustments to “Net income attributable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding. Certain current quarter unvested deferred stock awards are not included in the calculation because they would be anti-dilutive and have no effect for the periods presented.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted-average common shares – basic	154,319	167,586	154,583	167,571
Plus incremental weighted-average shares from time-vested conversions:
Deferred stock awards	126	128	145	166
Weighted-average common shares – diluted	154,445	167,714	154,728	167,737

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

Condensed Consolidated Balance Sheets
As of June 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$82,922	$—	$607,637	$—	$690,559
Buildings and improvements, less accumulated depreciation	452,262	—	2,719,993	(300)	3,171,955
Intangible lease assets, less accumulated amortization	2,084	—	68,963	—	71,047
Construction in progress	10,560	—	24,208	—	34,768
Total real estate assets	547,828	—	3,420,801	(300)	3,968,329
Investments in and amounts due from unconsolidated joint ventures	7,549	—	—	—	7,549
Cash and cash equivalents	5,099	150	3,314	—	8,563
Tenant and straight-line rent receivables, net	34,072	—	146,962	—	181,034
Advances to affiliates	5,961,447	1,282,506	—	(7,243,953)	—
Investment in subsidiary	—	3,942,084	195	(3,942,279)	—
Notes receivable	160,100	2,000	23,889	(185,989)	—
Prepaid expenses, restricted cash, escrows, and other assets	14,934	186	18,970	(1,047)	33,043
Goodwill	180,097	—	—	—	180,097
Deferred financing costs, net	7,847	—	539	—	8,386
Deferred lease costs, net	32,372	—	242,453	—	274,825
Total assets	$6,951,345	$5,226,926	$3,857,123	$(11,373,568)	$4,661,826
Liabilities:
Debt	$1,681,298	$—	$611,777	$(185,990)	$2,107,085
Accounts payable, accrued expenses, and accrued capital expenditures	17,485	339	109,496	(1,047)	126,273
Advances from affiliates	347,240	4,911,155	2,035,347	(7,293,742)	—
Deferred income	6,214	—	15,709	—	21,923
Intangible lease liabilities, net	—	—	43,389	—	43,389
Interest rate swaps	5,971	—	—	—	5,971
Total liabilities	2,058,208	4,911,494	2,815,718	(7,480,779)	2,304,641
Stockholders’ Equity:
Common stock	—	1,543	—	—	1,543
Additional paid-in capital	3,942,083	3,668,836	195	(3,942,278)	3,668,836
Retained/(cumulative distributions in excess of) earnings	941,950	(3,354,947)	1,039,601	49,489	(1,323,907)
Other comprehensive loss	9,104	—	—	—	9,104
Piedmont stockholders’ equity	4,893,137	315,432	1,039,796	(3,892,789)	2,355,576
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	4,893,137	315,432	1,041,405	(3,892,789)	2,357,185
Total liabilities and stockholders’ equity	$6,951,345	$5,226,926	$3,857,123	$(11,373,568)	$4,661,826

Condensed Consolidated Balance Sheets
As of December 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$88,054	$—	$600,707	$—	$688,761
Buildings and improvements, less accumulated depreciation	477,712	—	2,687,163	(300)	3,164,575
Intangible lease assets, less accumulated amortization	2,356	—	72,021	—	74,377
Construction in progress	4,627	—	19,643	—	24,270
Total real estate assets	572,749	—	3,379,534	(300)	3,951,983
Investments in and amounts due from unconsolidated joint ventures	14,388	—	—	—	14,388
Cash and cash equivalents	3,352	150	3,471	—	6,973
Tenant receivables, net	36,142	—	134,409	—	170,551
Advances to affiliates	5,312,384	1,288,547	—	(6,600,931)	—
Investment in subsidiary	—	4,003,806	197	(4,004,003)	—
Notes receivable	160,000	2,000	23,890	(185,890)	—
Prepaid expenses, restricted cash, escrows, and other assets	5,319	44	20,779	(977)	25,165
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	24,176	—	—	—	24,176
Deferred financing costs, net	7,764	—	995	—	8,759
Deferred lease costs, net	34,413	—	249,583	—	283,996
Total assets	$6,350,784	$5,294,547	$3,812,858	$(10,792,101)	$4,666,088
Liabilities:
Debt	$1,038,570	$—	$1,149,525	$(185,890)	$2,002,205
Accounts payable, accrued expenses, and accrued capital expenditures	13,824	2,376	113,595	(977)	128,818
Advances from affiliates	312,881	4,863,672	1,467,334	(6,643,887)	—
Deferred income	5,086	—	17,181	—	22,267
Intangible lease liabilities, net	—	—	47,113		47,113
Interest rate swaps	4,526	—	—	—	4,526
Total liabilities	1,374,887	4,866,048	2,794,748	(6,830,754)	2,204,929
Stockholders’ Equity:
Common stock	—	1,575	—	—	1,575
Additional paid-in capital	4,003,806	3,668,906	197	(4,004,003)	3,668,906
Retained/(cumulative distributions in excess of) earnings	951,813	(3,241,982)	1,016,304	42,656	(1,231,209)
Other comprehensive loss	20,278	—	—	—	20,278
Piedmont stockholders’ equity	4,975,897	428,499	1,016,501	(3,961,347)	2,459,550
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	4,975,897	428,499	1,018,110	(3,961,347)	2,461,159
Total liabilities and stockholders’ equity	$6,350,784	$5,294,547	$3,812,858	$(10,792,101)	$4,666,088

Condensed Consolidated Statements of Income
For the three months ended June 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$17,109	$—	$97,694	$(1,516)	$113,287
Tenant reimbursements	3,917	—	20,921	(93)	24,745
Property management fee revenue	—	—	3,939	(3,391)	548
	21,026	—	122,554	(5,000)	138,580
Expenses:
Property operating costs	10,330	—	52,008	(5,202)	57,136
Depreciation	5,650	—	28,494	—	34,144
Amortization	1,105	—	12,494	—	13,599
General and administrative	6,949	66	7,851	(7,721)	7,145
	24,034	66	100,847	(12,923)	112,024
Real estate operating income/(loss)	(3,008)	(66)	21,707	7,923	26,556
Other income (expense):
Interest expense	(12,482)	—	(8,664)	3,134	(18,012)
Other income/(expense)	2,797	35	(64)	(3,134)	(366)
Net recoveries from casualty events and litigation settlements	1	1,479	—	—	1,480
Equity in loss of unconsolidated joint ventures	(333)	—	—	—	(333)
	(10,017)	1,514	(8,728)	—	(17,231)
Income/(loss) from continuing operations	(13,025)	1,448	12,979	7,923	9,325
Discontinued operations:
Operating income/(loss)	461	—	53	—	514
Gain on sale of real estate assets, net	557	—	747	—	1,304
Income from discontinued operations	1,018	—	800	—	1,818
Gain on sale of real estate assets	—	—	1,140	—	1,140
Net income/(loss)	(12,007)	1,448	14,919	7,923	12,283
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) attributable to Piedmont	$(12,007)	$1,448	$14,915	$7,923	$12,279

Condensed Consolidated Statements of Income
For the three months ended June 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$17,057	$—	$92,125	$(1,231)	$107,951
Tenant reimbursements	3,951	—	20,219	(69)	24,101
Property management fee revenue	—	—	3,931	(3,418)	513
	21,008	—	116,275	(4,718)	132,565
Expenses:
Property operating costs	9,394	—	47,464	(4,635)	52,223
Depreciation	5,577	—	24,592	—	30,169
Amortization	1,205	—	9,996	—	11,201
General and administrative	6,013	67	7,009	(6,810)	6,279
	22,189	67	89,061	(11,445)	99,872
Real estate operating income/(loss)	(1,181)	(67)	27,214	6,727	32,693
Other income (expense):
Interest expense	(5,410)	—	(15,960)	3,142	(18,228)
Other income/(expense)	2,793	44	234	(3,143)	(72)
Net recoveries from casualty events and litigation settlements	1,038	—	2,515	—	3,553
Equity in income of unconsolidated joint ventures	163	—	—	—	163
	(1,416)	44	(13,211)	(1)	(14,584)
Income/(loss) from continuing operations	(2,597)	(23)	14,003	6,726	18,109
Discontinued operations:
Operating income	711	—	284	—	995
Gain/(loss) on sale of real estate assets, net	(9)	—	16,267	—	16,258
Income from discontinued operations	702	—	16,551	—	17,253
Net income/(loss)	(1,895)	(23)	30,554	6,726	35,362
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) attributable to Piedmont	$(1,895)	$(23)	$30,550	$6,726	$35,358

Condensed Consolidated Statements of Income
For the six months ended June 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$34,510	$—	$192,850	$(3,169)	$224,191
Tenant reimbursements	7,778	—	42,100	(204)	49,674
Property management fee revenue	—	—	8,110	(7,075)	1,035
	42,288	—	243,060	(10,448)	274,900
Expenses:
Property operating costs	20,375	—	105,886	(10,854)	115,407
Depreciation	11,490	—	56,298	—	67,788
Amortization	2,217	—	25,955	—	28,172
General and administrative	11,418	143	13,812	(13,673)	11,700
	45,500	143	201,951	(24,527)	223,067
Real estate operating income/(loss)	(3,212)	(143)	41,109	14,079	51,833
Other income (expense):
Interest expense	(21,602)	—	(21,603)	6,267	(36,938)
Other income/(expense)	5,560	69	182	(6,267)	(456)
Net recoveries from casualty events and litigation settlements	1,352	1,479	1,691	—	4,522
Equity in loss of unconsolidated joint ventures	(599)	—	—	—	(599)
	(15,289)	1,548	(19,730)	—	(33,471)
Income/(loss) from continuing operations	(18,501)	1,405	21,379	14,079	18,362
Discontinued operations:
Operating income	941	—	39	—	980
Gain on sale of real estate assets, net	451	—	747	—	1,198
Income from discontinued operations	1,392	—	786	—	2,178
Gain on sale of real estate assets	—	—	1,140	—	1,140
Net income/(loss)	(17,109)	1,405	23,305	14,079	21,680
Less: Net income attributable to noncontrolling interest	—	—	(8)	—	(8)
Net income/(loss) attributable to Piedmont	$(17,109)	$1,405	$23,297	$14,079	$21,672

Condensed Consolidated Statements of Income
For the six months ended June 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$34,016	$—	$182,439	$(2,449)	$214,006
Tenant reimbursements	7,800	—	41,905	(139)	49,566
Property management fee revenue	—	—	7,389	(6,245)	1,144
	41,816	—	231,733	(8,833)	264,716
Expenses:
Property operating costs	18,829	—	94,481	(8,932)	104,378
Depreciation	11,097	—	47,897	—	58,994
Amortization	2,417	—	17,793	—	20,210
General and administrative	10,391	185	12,427	(12,176)	10,827
	42,734	185	172,598	(21,108)	194,409
Real estate operating income/(loss)	(918)	(185)	59,135	12,275	70,307
Other income (expense):
Interest expense	(9,034)	—	(31,851)	6,284	(34,601)
Other income/(expense)	5,571	87	(723)	(6,284)	(1,349)
Net recoveries from casualty events and litigation settlements	1,096	—	2,296	—	3,392
Equity in income of unconsolidated joint ventures	558	—	—	—	558
	(1,809)	87	(30,278)	—	(32,000)
Income/(loss) from continuing operations	(2,727)	(98)	28,857	12,275	38,307
Discontinued operations:
Operating income	1,181	—	673	—	1,854
Impairment loss	(6,402)	—	—	—	(6,402)
Gain/(loss) on sale of real estate assets, net	(9)	—	16,267	—	16,258
Income/(loss) from discontinued operations	(5,230)	—	16,940	—	11,710
Net income/(loss)	(7,957)	(98)	45,797	12,275	50,017
Less: Net income attributable to noncontrolling interest	—	—	(8)	—	(8)
Net income/(loss) attributable to Piedmont	$(7,957)	$(98)	$45,789	$12,275	$50,009

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$9,461	$1,259	$84,096	$14,079	$108,895

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(13,072)	—	(85,044)	—	(98,116)
Intercompany note receivable	(100)	—	—	100	—
Net sales proceeds from wholly-owned properties	29,519	—	16,721	—	46,240
Net sales proceeds received from unconsolidated joint ventures	6,017	—	—	—	6,017
Investments in unconsolidated joint ventures	(42)	—	—	—	(42)
Deferred lease costs paid	(2,403)	—	(8,967)	—	(11,370)
Net cash provided by/(used in) investing activities	19,919	—	(77,290)	100	(57,271)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,016)	—	—	—	(1,016)
Proceeds from debt	846,564	—	—	—	846,564
Repayments of debt	(204,000)	—	(575,070)	—	(779,070)
Intercompany note payable	—	—	100	(100)	—
Repurchases of common stock as part of announced plan	—	(54,685)	—	—	(54,685)
(Distributions to)/repayments from affiliates	(669,181)	115,245	568,015	(14,079)	—
Dividends paid and discount on dividend reinvestments	—	(61,819)	(8)	—	(61,827)
Net cash used in financing activities	(27,633)	(1,259)	(6,963)	(14,179)	(50,034)
Net increase/(decrease) in cash and cash equivalents	1,747	—	(157)	—	1,590
Cash and cash equivalents, beginning of period	3,352	150	3,471	—	6,973
Cash and cash equivalents, end of period	$5,099	$150	$3,314	$—	$8,563

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$4,323	$626	$69,563	$12,274	$86,786

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(3,448)	—	(328,685)	300	(331,833)
Net sales proceeds from wholly-owned properties	3,753	—	45,573	—	49,326
Investments in unconsolidated joint ventures	(777)	—	—	—	(777)
Deferred lease costs paid	(4,457)	—	(8,723)	—	(13,180)
Net cash (used in)/provided by investing activities	(4,929)	—	(291,835)	300	(296,464)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,343)	—	—	—	(3,343)
Proceeds from debt	694,604	—	—	—	694,604
Repayments of debt	(402,000)	—	—	—	(402,000)
Net costs of issuance of common stock	—	(24)	—	—	(24)
Repurchases of common stock as part of announced plan	—	(14,844)	—	—	(14,844)
Intercompany distributions	(282,321)	81,319	213,576	(12,574)	—
Dividends paid and discount on dividend reinvestments	—	(67,164)	(8)	—	(67,172)
Net cash provided by/(used in) financing activities	6,940	(713)	213,568	(12,574)	207,221
Net increase/(decrease) in cash and cash equivalents	6,334	(87)	(8,704)	—	(2,457)
Cash and cash equivalents, beginning of period	62,371	238	(49,652)	—	12,957
Cash and cash equivalents, end of period	$68,705	$151	$(58,356)	$—	$10,500

13.Subsequent Events

Third Quarter Dividend Declaration

On July 30, 2014, the board of directors of Piedmont declared dividends for the third quarter of 2014 in the amount of $0.20 per common share outstanding to stockholders of record as of the close of business on August 29, 2014. Such dividends are to be paid on September 19, 2014.

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

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. As of the time of this filing, we had approximately $187.6 million of capacity remaining under our $500 Million Unsecured Line of Credit available for future borrowing. Depending on the timing and volume of our property acquisition and disposition activities and debt maturities, we may also issue additional equity or debt securities from time to time. We may also seek additional borrowings from third-party lenders as further sources of capital. The availability and attractiveness of terms for these additional sources of capital is highly dependent on market conditions.

Our most consistent use of capital has historically been, and will continue to be, to fund capital expenditures related to our existing portfolio of properties. During the six months ended June 30, 2014 and June 30, 2013 we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013

Capital expenditures for new development	$4,242	$204
Capital expenditures for redevelopment/renovations	2,922	—
Other capital expenditures, including tenant improvements	61,772	84,130
Total capital expenditures(1)	$68,936	$84,334

(1)
Of the total amounts capitalized, approximately $1.6 million and $0 relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the six months ended June 30, 2014 and 2013, respectively.

"Capital expenditures for new development" relate to the construction of a 300,000 square foot, 11-story office tower in Houston, Texas. We broke ground on the development in April 2014 and anticipate expending approximately $60-$65 million for the project over the course of the next twelve months, and approximately $25 million in leasing commissions and tenant improvements during subsequent lease-up of the property. "Capital expenditures for redevelopment/renovation" relate to repositioning our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use to private sector use. We anticipate spending approximately $25-$30 million related to the project and expect to complete the project by early 2015. Following completion of the redevelopment of the asset, we anticipate spending approximately $20 million in re-leasing costs, consisting of both leasing commissions and tenant improvements.

"Other capital expenditures" include two types of specifically identified projects: (i) building improvement projects that we as the owner may choose to perform at our discretion at any of our various properties; and (ii) tenant improvement allowances that we have committed to as part of executed leases with our tenants, with the majority of such expenditures typically relating to the latter type. During the six months ended June 30, 2014 and 2013, we committed to spend approximately $2.45 and $2.53 per square foot per year of lease term, respectively, for tenant improvement allowances related to new and renewal leases executed during such period. As of June 30, 2014, unrecorded contractual obligations for non-incremental tenant improvements related to our existing lease portfolio totaled $63.4 million, down from $99.4 million as of June 30, 2013. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we would anticipate that a significant portion of these improvement allowances may be requested over the next 3 years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Commitments for incremental tenant improvements associated with new leases, primarily at value-add properties, totaled approximately $16.9 million as of June 30, 2014, down from $28.2 million as of June 30, 2013. Additionally, during the six months ended June 30, 2014 and 2013, we paid $11.4 million and $13.2 million , respectively, in leasing commissions and committed to pay $1.31 and $1.06 per square foot per year of lease term, respectively, for new and renewal leases.

In addition to the amounts that we have committed to as part of already executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases. Given that our primary operating model is to lease large blocks of space to credit-worthy tenants, some of these items can result in significant capital outlays. Both the timing and magnitude of such expenditures have yet to be determined and are highly dependent on competitive market conditions of the respective office market at the time of lease negotiations. In particular, there are a total of four blocks of space in excess of 200,000 square feet in our Chicago and Washington, D.C portfolios that are currently vacant and we may grant significant concession packages to secure new tenants for those spaces, among others.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. In addition, our board of directors has authorized a repurchase plan for our common stock for use when we believe that our stock is trading at a meaningful discount to what we believe the fair value of our net assets to be and we may use capital resources to make purchases under this plan. As of June 30, 2014, there was $37.2 million of authorized capacity remaining on the program which may be spent prior to the program's expiration in October 2015.

Finally, although we currently only have $105.0 million of secured debt on our US Bancorp building maturing over the next twelve months, on a longer term basis, we expect to use capital to repay debt when obligations become due. During the six months ended June 30, 2014, we used the proceeds of a $400 million unsecured senior note issuance, as well as a $300 million unsecured term loan to repay $575 million in secured debt which was scheduled to mature during the six months ended June 30, 2014. The remaining $125 million of proceeds was used to pay down outstanding balances on our $500 Million Unsecured Line of Credit. In conjunction with the issuance of the $400 million unsecured senior notes, and considering the historically low interest rate environment, we settled five forward starting interest rate swaps, at the time of the issuance of the notes, resulting in a cash settlement in our favor of approximately $15.0 million.

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

Results of Operations

Overview

Our income from continuing operations per share on a fully diluted basis decreased from $0.11 for the three months ended June 30, 2013 to $0.07 for the three months ended June 30, 2014. The current quarter's results include increases in income associated with new leases commencing, several lease renewals at increased rental rates, and properties acquired during or after the second quarter of 2013; however, this additional income was more than offset by (i) $4.9 million of higher property operating costs attributable to newly acquired properties; (ii) $3.9 million of higher depreciation expense associated with tenant and building improvements placed into service during 2013 and 2014; and (iii) $2.4 million of higher amortization expense associated with properties acquired after the second quarter of 2013. Additionally, the prior quarter's recoveries associated with previously recognized casualty losses and litigation settlement expense were approximately $2.0 million higher due to the timing of reimbursements as compared to the current period.

Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2014%		June 30, 2013%		$ Increase (Decrease)
Revenue:
Rental income	$113.3		$108.0		$5.3
Tenant reimbursements	24.7		24.1		0.6
Property management fee revenue	0.5		0.5		—
Total revenues	138.5	100%	132.6	100%	5.9
Expense:
Property operating costs	57.1	41%	52.2	39%	4.9
Depreciation	34.1	25%	30.2	23%	3.9
Amortization	13.6	10%	11.2	8%	2.4
General and administrative	7.1	5%	6.3	5%	0.8
Real estate operating income	26.6	19%	32.7	25%	(6.1)
Other income (expense):
Interest expense	(18.0)	(13)%	(18.2)	(14)%	0.2
Other income/(expense)	(0.4)	—%	(0.1)	—%	(0.3)
Net recoveries from casualty events and litigation settlements	1.5	1%	3.5	3%	(2.0)
Equity in income/(loss) of unconsolidated joint ventures	(0.4)	—%	0.2	—%	(0.6)
Income from continuing operations	$9.3	7%	$18.1	14%	$(8.8)
Income from discontinued operations	$1.8		$17.3		$(15.5)

Revenue

Rental income increased from approximately $108.0 million for the three months ended June 30, 2013 to approximately $113.3 million for the three months ended June 30, 2014 primarily due to approximately $4.2 million of additional revenue attributable to properties acquired during 2013, the renewal of a lease at a higher rental rate with the sole tenant at our 1901 Market Street building in Philadelphia, Pennsylvania, as well as higher rental rates for the main tenant at our 1201 Eye Street building in Washington, D.C. These increases were partially offset by the expiration of a 220,000 square foot lease at our 3100 Clarendon Boulevard building in December 2013.

Tenant reimbursements increased from approximately $24.1 million for the three months ended June 30, 2013 to approximately $24.7 million for the three months ended June 30, 2014. The increase is mainly attributable to the expiration of certain operating expense abatements for a major tenant at our 500 West Monroe Street building in Chicago, Illinois coupled with higher recoverable operating expenses at the same location.

Expense

Property operating costs increased approximately $4.9 million for the three months ended June 30, 2014 compared to the same period in the prior year due to approximately $1.8 million of additional operating expenses attributable to properties acquired during 2013. Property tax expense increased approximately $2.0 million amongst our existing portfolio of assets as compared to the same period in the prior year, half of which is associated with an increase at our Aon Center building in Chicago, Illinois. We also incurred higher utility expenses of approximately $0.5 million, which in large part is due to the harsh weather in markets in which we own and operate properties.

Depreciation expense increased approximately $3.9 million for the three months ended June 30, 2014 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to April 1, 2013 which contributed approximately $2.5 million of the increase. The remainder of the increase is mainly due to additional depreciation recognized on new properties acquired during 2013.

Amortization expense increased approximately $2.4 million for the three months ended June 30, 2014 compared to the same period in the prior year. The increase is solely due to additional amortization associated with intangible lease assets on new properties acquired during 2013.

General and administrative expenses increased approximately $0.8 million for the three months ended June 30, 2014 compared to the same period in the prior year. The increase is mainly attributable to higher stock compensation costs, as well as higher state and local taxes due to a non-recurring refund recognized in the prior year.

Other Income (Expense)

Interest expense decreased approximately $0.2 million for the three months ended June 30, 2014 compared to the same period in the prior year due to lower average interest rates as a result of refinancing activity during the first quarter of 2014.

The variance in other income/(expense) is primarily due to acquisition costs of approximately $0.3 million incurred in the current year associated with the acquisition of the 5 Wall Street building in Burlington, Massachusetts.

We recognized a decrease in net recoveries of casualty loss and litigation settlement expense for the three months ended June 30, 2014 compared to the same period in the prior year of approximately $2.0 million. Amounts recognized in both periods are largely associated with the receipt of insurance proceeds related to litigation settlement expense previously incurred, as well as insurance proceeds associated with damage to certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy. The timing of such reimbursements is dependent upon outside parties.

Equity in income/(loss) of unconsolidated joint ventures decreased approximately $0.6 million during the three months ended June 30, 2014, as compared to the prior year. In August 2013, we purchased all of the remaining interests in three office properties previously held through two unconsolidated joint ventures. The acquisition resulted in a decrease in equity in income/(loss) of unconsolidated joint ventures as compared to the prior period, as the results of operations of these properties are now consolidated on the same basis as our other wholly-owned properties. In addition, one of the two remaining unconsolidated assets, Two Park Center in Hoffman Estates, Illinois, was sold in May 2014 and our pro-rata share of the loss on sale of approximately $0.2 million is included in the current period.

Income from Discontinued Operations

The operations of assets that we have sold or classified as held for sale during periods prior to April 1, 2014 are presented in the accompanying statement of operations as discontinued operations for all period presented (see Note 9 to our accompanying consolidated financial statements for a complete listing of assets sold and classified as discontinued operations). Income from discontinued operations decreased approximately $15.5 million for the three months ended June 30, 2014 compared to the same period in the prior year primarily due to the recognition of a gain on the sale of our 1200 Enclave Parkway building in Houston, Texas in the prior period of approximately $16.2 million as compared to a gain on the sale of the 1441 West Long Lake Road building and the 4685 Investment Drive building in Troy, Michigan for a total gain of $1.3 million in the current period. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the occurrence and timing of future property dispositions that may be classified as discontinued operations.

Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2013

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2014%		June 30, 2013%		$ Increase (Decrease)
Revenue:
Rental income	$224.2		$214.0		$10.2
Tenant reimbursements	49.7		49.6		0.1
Property management fee revenue	1.0		1.1		(0.1)
Total revenues	274.9	100%	264.7	100%	10.2
Expense:
Property operating costs	115.4	42%	104.4	39%	11.0
Depreciation	67.8	25%	59.0	22%	8.8
Amortization	28.2	10%	20.2	8%	8.0
General and administrative	11.7	4%	10.8	4%	0.9
Real estate operating income	51.8	19%	70.3	27%	(18.5)
Other income (expense):
Interest expense	(36.9)	(14)%	(34.6)	(13)%	(2.3)
Other income/(expense)	(0.4)	—%	(1.4)	(1)%	1.0
Net recoveries from casualty events and litigation settlements	4.5	2%	3.4	1%	1.1
Equity in income/(loss) of unconsolidated joint ventures	(0.6)	—%	0.6	—%	(1.2)
Income from continuing operations	$18.4	7%	$38.3	14%	$(19.9)
Income from discontinued operations	$2.2		$11.7		$(9.5)

Revenue

Rental income increased from approximately $214.0 million for the six months ended June 30, 2013 to approximately $224.2 million for the six months ended June 30, 2014 primarily due to approximately $12.0 million of additional revenue attributable to properties acquired during 2013, the renewal of a lease at a higher rental rate with the sole tenant at our 1901 Market Street building, as well as higher rental rates for the main tenant at our 1201 Eye Street building. These increases were partially offset by the expiration of a 330,000 square foot lease at our One Independence Square building in Washington, D.C. during March 2013 and a 220,000 square foot lease at our 3100 Clarendon Boulevard building in December 2013.

Tenant reimbursements increased from approximately $49.6 million for the six months ended June 30, 2013 to approximately $49.7 million for the six months ended June 30, 2014. Although we recognized approximately $1.3 million of additional tenant reimbursements associated with properties acquired during 2013 during the current period, these increases were offset by a reduction in such reimbursements as a result of abatements on new leases commencing at our Aon Center building.

Expense

Property operating costs increased approximately $11.0 million for the six months ended June 30, 2014 compared to the same period in the prior year primarily due to approximately $5.3 million of additional operating expenses attributable to properties acquired during 2013. We also incurred higher utility and snow removal costs of $1.5 million and $0.6 million, respectively, which in large part is due to the harsh weather in markets in which we own and operate properties. Additionally, property tax expense increased by approximately $1.6 million at certain of our properties.

Depreciation expense increased approximately $8.8 million for the six months ended June 30, 2014 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2013 which contributed approximately $5.1 million of the increase. Properties acquired during 2013 provided an additional increase of $2.0 million of depreciation expense.

Amortization expense increased approximately $8.0 million for the six months ended June 30, 2014 compared to the same period in the prior year. Of the total variance, approximately $5.7 million of expense is due to additional amortization on new properties acquired during 2013. The acceleration of amortization expense related to the early termination of a lease at our 400 Bridgewater Crossing building in Bridgewater, New Jersey and a structured partial lease termination at our 1430 Enclave Parkway building in Houston, Texas contributed approximately $2.7 million to the increase.

General and administrative expenses increased approximately $0.9 million for the six months ended June 30, 2014 compared to the same period in the prior year. The increase is mainly attributable to higher stock compensation costs and higher state and local taxes due to a non-recurring refund recognized in the prior year.

Other Income (Expense)

Interest expense increased approximately $2.3 million for the six months ended June 30, 2014 compared to the same period in the prior year. The increase is attributable to higher outstanding debt balances during the current year primarily as a result of property acquisitions during 2013 and shares repurchased pursuant to our stock repurchase plan, offset by lower average interest rates due to refinancing activity during the first quarter of 2014.

The variance in other income/(expense) is primarily due to acquisition costs of approximately $0.9 million incurred in the prior year associated with acquisition transactions as compared to the current year.

We recognized an increase in net recoveries of casualty loss and litigation settlement expense for the six months ended June 30, 2014 compared to the same period in the prior year of approximately $1.1 million. These recoveries are non-recurring in nature and are largely associated with the receipt of insurance proceeds related to litigation settlement expense previously incurred, as well as insurance proceeds associated with damage to certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy. The timing of such reimbursements is dependent upon outside parties.

Equity in income/(loss) of unconsolidated joint ventures decreased approximately $1.2 million during the six months ended June 30, 2014, as compared to the prior year. In August 2013, we purchased all of the remaining interests in three office properties previously held through two unconsolidated joint ventures. The acquisition resulted in a decrease in equity in income/(loss) of unconsolidated joint ventures as compared to the prior period, as the results of operations of these properties are now consolidated on the same basis as our other wholly-owned properties. In addition, one of the two remaining unconsolidated assets, Two Park Center, was sold in May 2014 and our pro-rata share of the loss on sale of approximately $0.2 million is included in the current period.

Income from Discontinued Operations

The operations of assets that we have sold or classified as held for sale during periods prior to April 1, 2014 are presented in the accompanying statement of operations as discontinued operations for all period presented (see Note 9 to our accompanying consolidated financial statements for a complete listing of assets sold and classified as discontinued operations). Income from discontinued operations decreased approximately $9.5 million for the six months ended June 30, 2014 compared to the same period in the prior year primarily due to the recognition of a gain on the sale of the 1200 Enclave Parkway building of approximately $16.2 million in the prior year offset by an impairment charge, also in the prior period, of $6.4 million at the 1111 Durham Avenue building in South Plainfield, New Jersey. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the occurrence and timing of future property dispositions that may be classified as discontinued operations.

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
Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2014	Per Share(1)	June 30, 2013	Per Share(1)	June 30, 2014	Per Share(1)	June 30, 2013	Per Share(1)
Net income attributable to Piedmont	$12,279	$0.08	$35,358	$0.21	$21,672	$0.14	$50,009	$0.30
Depreciation of real estate assets(2)	34,119	0.22	30,969	0.19	67,846	0.44	60,855	0.36
Amortization of lease-related costs(2)	13,608	0.09	11,350	0.07	28,412	0.18	20,570	0.12
Impairment loss	—	—	—	—	—	—	6,402	0.04
Gain on sale - wholly-owned properties	(2,444)	(0.02)	(16,258)	(0.10)	(2,338)	(0.01)	(16,258)	(0.10)
Loss on sale- unconsolidated partnership	169	—	—	—	169	—	—	—
Funds From Operations	$57,731	$0.37	$61,419	$0.37	$115,761	$0.75	$121,578	$0.72
Adjustments:
Acquisition costs	363	0.01	70	—	429	—	1,314	0.01
Net loss/(recoveries) from casualty events and litigation settlements	(1,480)	(0.01)	(3,570)	(0.02)	(4,522)	(0.03)	(3,409)	(0.02)
Core Funds From Operations	$56,614	$0.37	$57,919	$0.35	$111,668	$0.72	$119,483	$0.71
Adjustments:
Deferred financing cost amortization	615	0.01	643	—	1,478	0.01	1,237	0.01
Amortization of note payable step-up	(6)	—	—	—	(6)	—	—	—
Amortization of discount on senior notes	47	—	17	—	81	—	17	—
Depreciation of non real estate assets	115	—	105	—	229	—	203	—
Straight-line effects of lease revenue (2)	(7,758)	(0.05)	(5,547)	(0.03)	(17,170)	(0.10)	(9,579)	(0.05)
Stock-based and other non-cash compensation	1,271	0.01	176	—	1,907	0.01	770	—
Net effect of amortization of above and below-market in-place lease intangibles	(1,279)	(0.01)	(1,245)	(0.01)	(2,643)	(0.02)	(2,310)	(0.01)
Acquisition costs	(363)	(0.01)	(70)	—	(429)	—	(1,314)	(0.01)
Non-incremental capital expenditures (3)	(26,151)	(0.17)	(18,367)	(0.11)	(39,972)	(0.26)	(38,287)	(0.23)
Adjusted Funds From Operations	$23,105	$0.15	$33,631	$0.20	$55,143	$0.36	$70,220	$0.42
Weighted-average shares outstanding – diluted	154,445		167,714		154,728		167,737

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

The following table sets forth our Property NOI and SSNOI with a reconciliation to net income attributable to Piedmont (GAAP basis) for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income attributable to Piedmont (GAAP basis)	$12,279	$35,358	$21,672	$50,009

Net income attributable to noncontrolling interest	4	4	8	8
Interest expense	18,012	18,228	36,938	34,601
Depreciation (1)	34,234	31,074	68,075	61,058
Amortization (1)	13,608	11,350	28,412	20,570
Acquisition costs	363	70	429	1,314
Impairment loss (1)	—	—	—	6,402
Net recoveries of casualty events and litigation settlements (1)	(1,480)	(3,570)	(4,522)	(3,409)
Gain on sale of properties (1)	(2,275)	(16,258)	(2,169)	(16,258)
General & administrative expenses(1)	7,159	6,410	11,742	11,019
Management fee income	(281)	(256)	(540)	(612)
Other (income)/expense(1)	3	(12)	32	9
Straight line rent effects of lease revenue(1)	(7,758)	(5,547)	(17,170)	(9,579)
Amortization of lease-related intangibles(1)	(1,279)	(1,245)	(2,643)	(2,310)

Property NOI (cash basis)	$72,589	$75,606	$140,264	$152,822

Net operating loss/(income) from:
Acquisitions(2)	(5,890)	(3,705)	(11,348)	(4,566)
Dispositions(3)	(590)	(1,482)	(1,517)	(2,689)
Other investments(4)	90	(2,507)	472	(5,211)

Same Store NOI (cash basis)	$66,199	$67,912	$127,871	$140,356

Change period over period in Same Store NOI (cash basis)	(2.5)%	N/A	(8.9)%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of Arlington Gateway in Arlington, Virginia, purchased on March 4, 2013; 5 & 15 Wayside Road in Burlington, Massachusetts, purchased on March 22, 2013; Royal Lane Land in Irving, Texas, purchased on August 1, 2013; 5301 Maryland Way in Brentwood, Tennessee, the remaining equity interest in which was purchased on August 12, 2013; 6565 North MacArthur Boulevard in Irving, Texas, purchased on December 5, 2013; One Lincoln Park in Dallas, Texas, purchased on December 20, 2013; 161 Corporate Center in Irving, Texas, purchased on December 30, 2013; and 5 Wall Street in Burlington, Massachusetts, purchased on June 27, 2014.

(3)
Dispositions consist of 1111 Durham Avenue in South Plainfield, New Jersey, sold on March 28, 2013; 1200 Enclave Parkway in Houston, Texas, sold on May 1, 2013; 350 Spectrum Loop in Colorado Springs, Colorado, sold on November 1, 2013; 8700 South Price Road in Tempe, Arizona, sold on December 30, 2013; 11107 and 11109 Sunset Hills Road in Reston, Virginia, sold on March 19, 2014; 1441 West Long Lake Road and 4685 Investment Drive in Troy, Michigan, sold on April 30, 2014; and 2020 West 89th Street in Leawood, Kansas, sold on May 19, 2014.

(4)	Other investments consist of operating results from our investments in unconsolidated joint ventures and our redevelopment project at 3100 Clarendon Boulevard.

Overview

Our portfolio is a national portfolio located in several geographic markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 30,000 square feet with 7.2 years of lease term remaining as of June 30, 2014. As a result, occupancy as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire. Over the last several years we have worked through a period of high lease expirations which have temporarily impacted negatively our SSNOI. As abatement periods related to certain significant renewals and replacement leases expire, SSNOI comparisons are expected to improve. As of June 30, 2014 we still have 0.7 million square feet of executed leases for currently vacant space that have yet to commence and another 1.4 million square feet of commenced leases in some form of rental abatement; therefore, we anticipate additional improvement in SSNOI comparisons as the year progresses. Additionally, any absorption of currently vacant space in the portfolio due to additional new leasing activity could also favorably impact comparisons depending on commencement dates and abatement periods of the new lease.

Occupancy

Excluding one property that was not in service due to a redevelopment project as of June 30, 2014, our portfolio in total was 87.0% leased as of June 30, 2014, up from 86.4% leased as of June 30, 2013. Scheduled expirations over the next three years for the portfolio as a whole are limited to less than 6% of our Annualized Lease Revenue ("ALR") in any given year; therefore, the majority of our leasing efforts over the next several years will be focused on leasing currently vacant space. To the extent we are able to execute leases for currently vacant space, these additional rental payments should favorably impact overall occupancy and our SSNOI comparisons once any associated abatement periods expire.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

We have executed a large number of leasing transactions over the past several years, approximately 700,000 square feet of which relates to currently vacant space and which has not commenced as of June 30, 2014. Commencement of new leases typically occurs 6-24 months from the execution date after refurbishment of the space is completed. The downtime between lease expirations and the new leases' commencement can negatively impact SSNOI. In addition, office leases typically contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after a lease has commenced. As of June 30, 2014, approximately 1.4 million square feet of commenced leases were still in some form of abatement. Finally, in some cases we have not yet identified a replacement tenant for an expired lease or have entered into renewal leases for decreased square footage or for lower market rental rates than the previous lease.
All of the above items negatively impacted our SSNOI for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013, however to a lesser degree than during the first three months of 2014. Additionally, on a prospective basis, we anticipate that SSNOI on a quarter over quarter basis will continue to improve during the last six months of 2014 as certain significant leases for currently vacant space commence and rental abatement periods expire.
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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of June 30, 2014, our off-balance sheet arrangements consist of one investment in an unconsolidated joint venture and operating lease obligations related to ground leases at two of our properties. The unconsolidated joint venture in which we currently invest is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no indicators of impairment related to our goodwill as of June 30, 2014.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 6 to our accompanying consolidated financial statements for further detail on our investment in variable interest entities as of June 30, 2014.

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

The changes in fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of June 30, 2014 are designated as effective cash flow hedges. See Note 5 to our accompanying consolidated financial statements for further detail on our interest rate derivatives as of June 30, 2014.

Stock-based Compensation

We have issued stock-based compensation in the form of deferred stock awards to our employees and directors. For employees, such compensation has been issued pursuant to our Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual deferred stock grant component and a multi-year performance share component. Awards granted pursuant to the annual deferred stock component are considered equity awards and expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards granted pursuant to the performance share component are considered liability awards and are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income. See Note 10 to our accompanying consolidated financial statements for further detail on our stock-based compensation as of June 30, 2014.

Contractual Obligations
Our contractual obligations as of June 30, 2014 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-term debt(1)	$2,108,178	$105,726	$781,244	(2) (3)	$441,920	(4)	$779,288
Operating lease obligations(5)	43,101	450	902		902		40,847
Total	$2,151,279	$106,176	$782,146		$442,822		$820,135

(1)
Amounts include principal payments only and balances outstanding as of June 30, 2014, not including unamortized issuance discounts or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $33.2 million during the six months ended June 30, 2014, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 of our accompanying consolidated financial statements.

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

(3)
Includes the balance outstanding as of June 30, 2014 of the $500 Million Unsecured Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of August 21, 2017) provided Piedmont is not then in default and upon payment of extension fees.

(4)
Includes the $300 Million Unsecured 2013 Term Loan which has a stated variable rate; however, we entered into interest rate swap agreements which effectively fix $200 million of the outstanding balance, exclusive of changes to our credit rating, the rate on this portion of the facility to 2.79% through maturity. As such, we estimate incurring, exclusive of changes to our credit rating, approximately $5.6 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through maturity in January 2019.

(5)
Two properties (the 2001 NW 64th Street building in Ft. Lauderdale, Florida and the River Corporate Center building in Tempe, Arizona) are subject to ground leases with expiration dates of 2048 and 2101, respectively. The aggregate remaining payments required under the terms of these operating leases as of June 30, 2014 are presented above.

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

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of June 30, 2014 and December 31, 2013 was approximately $2.1 billion, and $2.0 billion, respectively. Our interest rate swap agreements in place as of June 30, 2014 carried notional amounts totaling $500 million. Of these interest rate swap agreements, the agreements which hedge the cash flows under our $300 Million Unsecured 2011 Term Loan have fixed interest rates of 2.69%, while the remaining agreements hedge $200 million of the $300 Million Unsecured 2013 Term Loan with a fixed interest rate of 2.79%, in both cases provided that we maintain our corporate credit rating. See Note 4 of our accompanying consolidated financial statements for further detail.

As of June 30, 2014, all of our outstanding debt, except for amounts outstanding under our $500 Million Unsecured Line of Credit and $100 million of our $300 Million Unsecured 2013 Term Loan, are subject to fixed, or effectively fixed, interest rates. Our total outstanding debt subject to fixed or effectively fixed interest rates has an average effective interest rate of approximately 4.02% per annum with expirations ranging from 2015 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of June 30, 2014, we had $312.0 million outstanding on our $500 Million Unsecured Line of Credit. Our $500 Million Unsecured Line of Credit currently has a stated rate of LIBOR plus 1.175% per annum or the prime rate, at our discretion. Draws outstanding as of June 30, 2014 were subject to a blended rate of 1.34% as of June 30, 2014. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Line of Credit or potential future variable-rate lines of credit, as well as $100 million of our $300 Million Unsecured 2013 Term Loan which is not subject to hedging arrangements,we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on these outstanding borrowings as of June 30, 2014 would increase interest expense approximately $4.1 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2014 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter 2014.

(b)	Not applicable.

(c)
During the quarter ended June 30, 2014, Piedmont repurchased 130,079 shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the "DRP") at an average price of $18.61 per share. The aggregate stock repurchases for the quarter ended June 30, 2014 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)(1)
April 1, 2014 to April 30, 2014	—	$—	—	$—
May 1, 2014 to May 31, 2014	—	$—	—	$—
June 1, 2014 to June 30, 2014	130	$18.61	—	$37,157	(1)
Total	130	$18.61	—

(1)
Under our amended and restated DRP, as set forth in a Current Report on Form 8-K filed February 24, 2011, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, the "Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program" relates only to our stock repurchase plan. The stock repurchase plan was initially announced for $300 million in our Quarterly Report on Form 10-Q filed November 3, 2011. On October 30, 2013, our board of directors amended and restated the plan to authorize and additional $150 million in stock repurchases over the next two years. The stock repurchase plan is separate from shares purchased for DRP issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter 2014 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	July 30, 2014	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
SECOND QUARTER 2014
FORM 10-Q
OF
PIEDMONT OFFICE REALTY TRUST, INC

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