Form 10-Q
period 2014-09-30
Piedmont Office Realty Trust, Inc.
filed 2014-10-29
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 28, 2014:
154,320,752 shares

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2013. Piedmont’s results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$696,429	$688,761
Buildings and improvements, less accumulated depreciation of $1,063,515 and $979,934 as of September 30, 2014 and December 31, 2013, respectively	3,243,952	3,164,575
Intangible lease assets, less accumulated amortization of $75,409 and $71,820 as of September 30, 2014 and December 31, 2013, respectively	74,927	74,377
Construction in progress	43,106	24,270
Total real estate assets	4,058,414	3,951,983
Investments in and amounts due from unconsolidated joint ventures	7,638	14,388
Cash and cash equivalents	8,815	6,973
Tenant receivables, net of allowance for doubtful accounts of $292 and $346 as of September 30, 2014 and December 31, 2013, respectively	28,403	31,145
Straight-line rent receivables	163,917	139,406
Restricted cash and escrows	908	394
Prepaid expenses and other assets	36,733	24,771
Goodwill	180,097	180,097
Interest rate swaps	434	24,176
Deferred financing costs, less accumulated amortization of $5,564 and $13,041 as of September 30, 2014 and December 31, 2013, respectively	7,969	8,759
Deferred lease costs, less accumulated amortization of $134,266 and $126,465 as of September 30, 2014 and December 31, 2013, respectively	284,974	283,996
Total assets	$4,778,302	$4,666,088
Liabilities:
Unsecured debt, net of discount of $5,588 and $1,320 as of September 30, 2014 and December 31, 2013, respectively	$1,784,412	$1,014,680
Secured debt, inclusive of premium of $3,378 and $0 as of September 30, 2014 and December 31, 2013, respectively	449,427	987,525
Accounts payable, accrued expenses, and accrued capital expenditures	135,320	128,818
Deferred income	21,958	22,267
Intangible lease liabilities, less accumulated amortization of $36,260 and $44,256 as of September 30, 2014 and December 31, 2013, respectively	44,981	47,113
Interest rate swaps	3,358	4,526
Total liabilities	2,439,456	2,204,929
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2014 or December 31, 2013	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2014 or December 31, 2013	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 154,325,169 and 157,460,903 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,543	1,575
Additional paid-in capital	3,669,541	3,668,906
Cumulative distributions in excess of earnings	(1,345,609)	(1,231,209)
Other comprehensive income	11,758	20,278
Piedmont stockholders’ equity	2,337,233	2,459,550
Noncontrolling interest	1,613	1,609
Total stockholders’ equity	2,338,846	2,461,159
Total liabilities and stockholders’ equity	$4,778,302	$4,666,088
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$114,529	$115,170	$338,720	$329,177
Tenant reimbursements	29,579	27,329	79,253	76,895
Property management fee revenue	533	890	1,568	2,034
	144,641	143,389	419,541	408,106
Expenses:
Property operating costs	62,027	58,137	177,434	162,516
Depreciation	35,366	30,295	103,154	89,289
Amortization	14,235	13,685	42,407	33,895
General and administrative	5,814	5,849	17,514	16,677
	117,442	107,966	340,509	302,377
Real estate operating income	27,199	35,423	79,032	105,729
Other income (expense):
Interest expense	(18,654)	(19,331)	(55,592)	(53,932)
Other income/(expense)	524	(596)	68	(1,944)
Net recoveries from casualty events and litigation settlements	(8)	3,919	4,514	7,311
Equity in income/(loss) of unconsolidated joint ventures	89	46	(510)	604
Loss on consolidation	—	(898)	—	(898)
	(18,049)	(16,860)	(51,520)	(48,859)
Income from continuing operations	9,150	18,563	27,512	56,870
Discontinued operations:
Operating income	16	537	996	2,391
Impairment loss	—	—	—	(6,402)
Gain on sale of real estate assets, net	—	—	1,198	16,258
Income from discontinued operations	16	537	2,194	12,247
Gain on sale of real estate assets	—	—	1,140	—
Net income	9,166	19,100	30,846	69,117
Less: Net income attributable to noncontrolling interest	(4)	(4)	(12)	(12)
Net income attributable to Piedmont	$9,162	$19,096	$30,834	$69,105
Per share information – basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$0.06	$0.11	$0.19	$0.34
Income from discontinued operations	—	0.01	0.01	0.07
Net income available to common stockholders	$0.06	$0.12	$0.20	$0.41
Weighted-average common shares outstanding – basic	154,325,073	164,683,173	154,495,761	166,597,577
Weighted-average common shares outstanding – diluted	154,561,362	164,796,275	154,664,834	166,734,464
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013

Net income attributable to Piedmont		$9,162		$19,096		$30,834		$69,105
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	1,360		(2,201)		(12,143)		19,659
Plus: Reclassification of previously recorded loss included in net income (See Note 5)	1,295		783		3,623		2,328
Other comprehensive income/(loss)		2,655		(1,418)		(8,520)		21,987
Comprehensive income attributable to Piedmont		$11,817		$17,678		$22,314		$91,092

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2012	167,556	$1,676	$3,667,051	$(1,022,681)	$(7,160)	$1,609	$2,640,495
Share repurchases as part of an announced plan	(10,246)	(102)	—	(175,167)	—	—	(175,269)
Offering costs associated with the issuance of common stock	—	—	(91)	—	—	—	(91)
Dividends to common stockholders ($0.80 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(197)	(132,089)	—	(15)	(132,301)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	151	1	2,143	—	—	—	2,144
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	98,728	—	—	98,728
Other comprehensive income	—	—	—	—	27,438	—	27,438
Balance, December 31, 2013	157,461	1,575	3,668,906	(1,231,209)	20,278	1,609	2,461,159
Share repurchases as part of an announced plan	(3,183)	(32)	—	(52,648)	—	—	(52,680)
Retirement of shares returned from escrow	(85)	(1)	(1,478)	—	—	—	(1,479)
Dividends to common stockholders ($0.60 per share), distributions to noncontrolling interest, and dividends reinvested	—	—	(141)	(92,586)	—	(8)	(92,735)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	132	1	2,254	—	—	—	2,255
Net income attributable to noncontrolling interest	—	—	—	—	—	12	12
Net income attributable to Piedmont	—	—	—	30,834	—	—	30,834
Other comprehensive loss	—	—	—	—	(8,520)	—	(8,520)
Balance, September 30, 2014	154,325	$1,543	$3,669,541	$(1,345,609)	$11,758	$1,613	$2,338,846

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$30,846	$69,117
Operating distributions received from unconsolidated joint ventures	266	1,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103,237	91,376
Amortization of deferred financing costs	1,299	1,931
Settlement of forward starting interest rate swaps	14,960	672
Other amortization	42,007	32,782
Impairment loss on real estate assets	—	6,402
Stock compensation expense	3,046	1,489
Equity in loss/(income) of unconsolidated joint ventures	510	(604)
Gain on sale of real estate assets, net	(2,338)	(16,258)
Loss on consolidation	—	898
Retirement of shares returned from escrow	(1,479)	—
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(29,277)	(24,257)
Increase in restricted cash and escrows	(114)	(51)
Increase in prepaid expenses and other assets	(10,588)	(7,389)
Increase in accounts payable and accrued expenses	5,617	1,291
(Decrease)/increase in deferred income	(476)	5,022
Net cash provided by operating activities	157,516	163,896
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(109,930)	(250,127)
Capitalized expenditures, net of accruals	(122,804)	(112,486)
Acquisition of unconsolidated joint ventures, net of cash assumed	—	(14,242)
Net sales proceeds from wholly-owned properties	46,240	49,326
Net sales proceeds from unconsolidated joint ventures	6,017	—
Investments in unconsolidated joint ventures	(42)	(793)
Deferred lease costs paid	(20,732)	(23,897)
Net cash used in investing activities	(201,251)	(352,219)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,112)	(3,447)
Proceeds from debt	979,564	832,603
Repayments of debt	(784,320)	(426,000)
Discount due to loan modification	(1,135)	—
Costs of issuance of common stock	—	(91)
Repurchases of common stock as part of announced plan	(54,685)	(111,625)
Dividends paid and discount on dividend reinvestments	(92,735)	(100,102)
Net cash provided by financing activities	45,577	191,338
Net increase in cash and cash equivalents	1,842	3,015
Cash and cash equivalents, beginning of period	6,973	12,957
Cash and cash equivalents, end of period	$8,815	$15,972

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued share repurchases as part of an announced plan	$(2,005)	$726
Accrued capital expenditures and deferred lease costs	$17,573	$38,837

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

As of September 30, 2014, Piedmont owned 74 office properties, one redevelopment asset, and one office building through an unconsolidated joint venture. Piedmont's 74 consolidated office properties comprise 21.5 million square feet of primarily Class A commercial office space, and were 87.5% leased as of September 30, 2014. As of September 30, 2014, approximately 90% of Piedmont's annualized lease revenue was generated from nine large metropolitan office markets: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Minneapolis, New York, and Washington, D.C.

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

3.Acquisitions
During the nine months ended September 30, 2014, Piedmont acquired 100% ownership of the following properties using proceeds from the $500 Million Unsecured Line of Credit and cash on hand, net of debt assumed as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Rentable Square Feet	Percentage Leased as of Acquisition	Purchase Price (in millions)
5 Wall Street	Boston, MA	June 27, 2014	181,680	100%	$62.5	(1)
1155 Perimeter Center West	Atlanta, GA	August 28, 2014	376,694	100%	$80.8

(1)
The purchase included the assumption of a $35.0 million mortgage loan with a principal balance outstanding at acquisition of approximately $33.7 million, maturing on September 1, 2021. See further detail on the mortgage loan in Note 4.

4.Debt

During the three months ended September 30, 2014, Piedmont modified the terms of its $300 Million Unsecured 2011 Term Loan by extending the maturity of the facility from November 22, 2016 to January 15, 2020, as well as decreasing the stated interest rate spread over LIBOR from a range of 1.1% - 2.25% to a range of 0.9% - 1.90%. The specific spread in effect from time to time is based upon the credit rating of Piedmont. As of September 30, 2014, the stated interest rate spread on the loan is 1.15%. All other material terms of the facility remain unchanged.

During the nine months ended September 30, 2014, Piedmont drew down the entire principal of the $300 Million Unsecured 2013 Term Loan, a delayed-draw loan facility established in December 2013. The proceeds of the $300 Million Unsecured 2013 Term Loan were used to repay the $200 Million Mortgage Note and the $25 Million Mortgage Note, as well as a portion of the amounts outstanding under the $500 Million Unsecured Line of Credit. Additionally during the nine months ended September 30, 2014, Piedmont, through its wholly owned operating partnership, Piedmont OP, issued $400 million in aggregate principal amount of 4.45% senior notes which mature on March 15, 2024 (the “2014 Senior Notes”). Piedmont OP received proceeds upon issuance of approximately $399.2 million, reflecting a discount of approximately $0.8 million which will be amortized as interest expense under the effective interest method over the ten-year term of the 2014 Senior Notes. The proceeds from the 2014 Senior Notes were used to repay the $350 Million Secured Pooled Facility, as well as a portion of the amounts outstanding under the $500 Million Unsecured Line of Credit. In addition, in conjunction with the issuance, Piedmont settled five forward starting rate swaps, consisting of notional amounts of $350 million. These swaps were settled in Piedmont's favor, resulting in a gain of approximately $15.0 million that was recorded as accumulated other comprehensive income and is being amortized as an offset to interest expense over the ten-year term of the 2014 Senior Notes. See Note 5 for further detail.

Additionally during the nine months ended September 30, 2014, Piedmont, in conjunction with the purchase of the 5 Wall Street building located in Burlington, Massachusetts, assumed a $35.0 million mortgage loan that matures on September 1, 2021. The loan is amortizing, and bears interest at the rate of 5.55% per annum. Piedmont recorded the loan at its estimated fair value as of the acquisition date, resulting in a premium of approximately $3.5 million which is being amortized as an offset to interest expense over the remaining term of the loan using the effective interest method.

Finally, during the nine months ended September 30, 2014, Piedmont incurred additional working capital borrowings of $321.0 million and, utilizing a portion of the proceeds of the $300 Million Unsecured 2013 Term Loan and the 2014 Senior Notes issuance described above, as well as other cash on hand, made repayments totaling $247.0 million on its $500 Million Unsecured Line of Credit. Piedmont also made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $20.9 million and $15.5 million for the three months ended September 30, 2014 and 2013, respectively, and $54.1 million and $47.3 million for the nine months ended September 30, 2014 and 2013, respectively. Piedmont capitalized interest of $0.5 million and $0 for the three months ended September 30, 2014 and 2013, respectively, and $1.4 million and $0 for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2014 and December 31, 2013 (in thousands):

Facility	Collateral	Rate(1)		Maturity		Amount Outstanding as of
						September 30, 2014	December 31, 2013
Secured (Fixed)
$200 Million Mortgage Note	Aon Center	4.87%		5/1/2014		$—	$200,000
$25 Million Mortgage Note	Aon Center	5.70%		5/1/2014		—	25,000
$350 Million Secured Pooled Facility	Nine Property Collateralized Pool (2)	4.84%		6/7/2014		—	350,000
$105 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015		105,000	105,000
$125 Million Fixed-Rate Loan	Four Property Collateralized Pool (3)	5.50%		4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525	42,525
$140 Million WDC Fixed-Rate Loans	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000	140,000
$35 Million Mortgage Note	5 Wall Street	5.55%	(11)	9/1/2021		36,902	—
Subtotal/Weighted Average (4)		5.55%				449,427	987,525
Unsecured (Variable and Fixed)
$300 Million Unsecured 2011 Term Loan		LIBOR + 1.15%	(5)	1/15/2020		298,891	300,000
$500 Million Unsecured Line of Credit		LIBOR + 1.175%	(6)	8/19/2016	(7)	440,000	366,000
$350 Million Unsecured Senior Notes		3.40%	(8)	6/1/2023		348,772	348,680
$300 Million Unsecured 2013 Term Loan		LIBOR + 1.20%	(9)	1/31/2019		300,000	—
$400 Million Unsecured Senior Notes		4.45%	(10)	3/15/2024		396,749	—
Subtotal/Weighted Average (4)		2.85%				1,784,412	1,014,680
Total/ Weighted Average (4)		3.39%				$2,233,839	$2,002,205

(1)
All of Piedmont’s outstanding debt as of September 30, 2014 and December 31, 2013 was interest-only debt, except for the amortizing mortgage loan assumed in conjunction with the purchase of the 5 Wall Street building.

(2)
Nine property collateralized pool, which was repaid in full on March 7, 2014, included: 1200 Crown Colony Drive, Braker Pointe III, 2 Gatehall Drive, One and Two Independence Square, 2120 West End Avenue, 400 Bridgewater Crossing, 200 Bridgewater Crossing, and Fairway Center II.

(3)	Four property collateralized pool includes 1430 Enclave Parkway, Windy Point I and II, and 1055 East Colorado Boulevard.

(4)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of September 30, 2014.

(5)
The $300 Million Unsecured 2011 Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.39% through the original maturity date of November 22, 2016. Subsequent to quarter end, Piedmont entered into three additional forward starting swaps to effectively fix, absent any changes to Piedmont's credit rating, the rate of this facility to 3.35% for the extension period (November 22, 2016 to January 15, 2020).

(6)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.175% as of September 30, 2014) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of September 30, 2014 consisted of 30-day LIBOR draws at a rate of 0.16% (subject to the additional spread mentioned above).

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

(9)
The $300 Million Unsecured 2013 Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78% .

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three months ended September 30, 2014, Piedmont entered into two new interest rate swap agreements with a total notional value of $100 million which, combined with four existing interest rate swap agreements, fully hedge the variable cash flows associated with its $300 Million Unsecured 2013 Term Loan.

In addition, during the three months ended September 30, 2014, Piedmont continued to use four interest rate swap agreements with a total notional value of $300 million to hedge the variable cash flows associated with its $300 Million Unsecured 2011 Term Loan. These swaps will hedge these variable cash flows through November 22, 2016, the original maturity of the debt. During the three months ended September 30, 2014, the terms of the $300 Million Unsecured 2011 Term Loan were modified to extend its maturity until January 15, 2020, and, subsequent to quarter end, Piedmont entered into three additional forward starting interest rate swaps to hedge the cash flows through the extension period.

In conjunction with the issuance of the 2014 Senior Notes (see Note 4) during the nine months ended September 30, 2014, Piedmont settled five previously outstanding forward starting swap agreements for a gain of approximately $15.0 million. The gain was recorded as accumulated other comprehensive income and is being amortized as an offset to interest expense over the ten-year term of the 2014 Senior Notes on a straight line basis, which approximates the effective interest method. Piedmont classifies cash flows from the settlement of hedging derivative instruments in the same category as the underlying exposure which is being hedged. As the cash settlement of approximately $15.0 million was the result of hedging Piedmont's exposure to interest rate changes and their effect on interest expense, such cash settlement is classified as an operating cash flow in the accompanying consolidated statements of cash flows.

The detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2014 is as follows:

Interest Rate Derivative	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swap	$125	11/22/2011	11/22/2016
Interest rate swap	75	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Interest rate swap	50	11/22/2011	11/22/2016
Interest rate swap	50	1/30/2014	1/31/2019
Interest rate swap	50	1/30/2014	1/31/2019
Interest rate swap	50	1/30/2014	1/31/2019
Interest rate swap	50	1/30/2014	1/31/2019
Interest rate swap	50	8/29/2014	1/31/2019
Interest rate swap	50	8/29/2014	1/31/2019
Total	$600

Piedmont has elected to present its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2014 and December 31, 2013, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2014	December 31, 2013
Gross derivative assets	$434	$24,176
Gross derivative liabilities	(3,358)	(4,526)
Net derivative asset/(liability)	$(2,924)	$19,650

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the fair value of these derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income ("OCI") and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of Piedmont's interest rate derivatives that was recorded in the accompanying consolidated statements of income for the three and nine months ended September 30, 2014 and 2013, respectively, was as follows:

	Three Months Ended		Nine Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Amount of gain/(loss) recognized in OCI on derivative	$1,360	$(2,201)	$(12,143)	$19,659
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$1,295	$783	$3,623	$2,328

Piedmont estimates that approximately $5.4 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three and nine months ended September 30, 2014 or 2013.

See Note 7 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the fair values plus accrued interest, or approximately $3.5 million as of September 30, 2014. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity must consolidate the VIE.
A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of September 30, 2014 and December 31, 2013 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of Sept 30, 2014	Net Carrying Amount as of December 31, 2013	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(2.8)	$(5.3)
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

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$244.1	$228.3
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

Medici Atlanta, LLC	100%	The Medici	Consolidated	$16.7	$14.4
The fee agreement includes equity participation rights for the incentive manager, if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

400 TownPark, LLC	100%	400 TownPark	Consolidated	$21.4	$22.3
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

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, tenant receivables, restricted cash and escrows, accounts payable and accrued payables, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014			December 31, 2013
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$8,815	$8,815	Level 1	$6,973	$6,973	Level 1
Tenant receivables, net(1)	$28,403	$28,403	Level 1	$31,145	$31,145	Level 1
Restricted cash and escrows(1)	$908	$908	Level 1	$394	$394	Level 1
Interest rate swap asset	$434	$434	Level 2	$24,176	$24,176	Level 2
Liabilities:
Accounts payable and accrued payables(1)	$29,466	$29,466	Level 1	$16,680	$16,680	Level 1
Interest rate swap liability	$3,358	$3,358	Level 2	$4,526	$4,526	Level 2
Debt	$2,233,839	$2,254,447	Level 2	$2,002,205	$2,004,870	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2014 and December 31, 2013; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 5, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at fair value as of September 30, 2014 and December 31, 2013. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2014 and December 31, 2013, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

8.Commitments and Contingencies

Commitments Under Existing Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two classes: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of September 30, 2014, commitments for funding potential non-incremental capital expenditures for tenant improvements totaled approximately $63.4 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next several years. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of September 30, 2014, commitments for incremental capital expenditures for tenant improvements associated with new leases, primarily at value-add properties, totaled approximately $22.9 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded reductions in reimbursement revenues related to such tenant audits/disputes of approximately $0.0 and $0.5 million during the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $0.6 million during the nine months ended September 30, 2014 and 2013, respectively.

Letters of Credit

As of September 30, 2014, Piedmont was subject to a letter of credit of approximately $0.4 million, which reduces the total outstanding capacity under its $500 Million Unsecured Line of Credit. This letter of credit agreement is scheduled to expire in July 2015; however, it contains an automatic renewal feature, consisting of successive one-year renewal periods, subject to the satisfaction of the credit obligation and certain other limitations.

9.Property Dispositions and Discontinued Operations

Sale of 2020 W. 89th Street building

During the nine months ended September 30, 2014, Piedmont sold the 2020 W. 89th Street building for approximately $5.8 million, resulting in a gain of approximately $1.1 million and net sales proceeds of approximately $5.5 million. In accordance with ASU 2014-08 adopted effective April 1, 2014 (see Note 2), the operational results of the 2020 W. 89th Street building are presented as continuing operations in the accompanying consolidated statements of income, and the gain on sale is presented separately on the face of the income statement.

Sale of the Two Park Center building

During the nine months ended September 30, 2014, Piedmont sold its 72% interest in the Two Park Center building in Hoffman Estates, Illinois for approximately $6.3 million which resulted in net sales proceeds of $6.0 million and a loss on sale of approximately $0.2 million, which is included in income from unconsolidated joint ventures in the accompanying consolidated statements of income.

Discontinued Operations

Asset disposals previously classified as, and that continue to be reported as, discontinued operations for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
1111 Durham Avenue	South Plainfield, New Jersey	March 28, 2013	$(9)	$3,752
1200 Enclave Parkway	Houston, Texas	May 1, 2013	$16,246	$45,552
350 Spectrum Loop	Colorado Springs, Colorado	November 1, 2013	$7,959	$29,676
8700 South Price Road	Tempe, Arizona	December 30, 2013	$7,087	$16,682
11107 and 11109 Sunset Hills Road	Reston, Virginia	March 19, 2014	$(102)	$22,326
1441 West Long Lake Road	Troy, Michigan	April 30, 2014	$562	$7,202
4685 Investment Drive	Troy, Michigan	April 30, 2014	$747	$11,199

Details comprising income from discontinued operations are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Rental income	$—	$2,155	$1,365	$7,372
Tenant reimbursements	12	181	126	923
Property management fee revenue	—	—	1	—
	12	2,336	1,492	8,295
Expenses:
Property operating costs	3	945	185	3,352
Depreciation	—	632	83	2,087
Amortization	—	215	223	489
General and administrative	(7)	(8)	(1)	3
	(4)	1,784	490	5,931

Other income/(expense)	—	(15)	(6)	10
Net recoveries from casualty events and litigation settlements	—	—	—	17
	—	(15)	(6)	27

Operating income, excluding gain on sale	16	537	996	2,391
Impairment loss (1)	—	—	—	(6,402)
Gain on sale of real estate assets, net	—	—	1,198	16,258
Income from discontinued operations	$16	$537	$2,194	$12,247

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

10.Stock Based Compensation
Deferred Stock Awards

From time to time, Piedmont has granted deferred stock awards to its employees. The awards are determined by the Compensation Committee of the board of directors of Piedmont and typically vest on the award anniversary date ratably over a multi-year period. In addition, Piedmont has adopted a multi-year performance share program for certain of its employees whereby shares may be earned based on the relative performance of Piedmont's total stockholder return as compared with a predetermined peer group's total stockholder return over the same multi-year period. Shares are not awarded until after the end of the multi-year performance period and vest immediately upon award.

A rollforward of Piedmont's deferred stock award activity for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Deferred Stock Awards as of December 31, 2013	265,139	$18.65
Deferred Stock Awards Granted During Nine Months Ended September 30, 2014	292,318	$17.78
Adjustment to Estimated Future Grants of Performance Share Awards During Nine Months Ended September 30, 2014	221,654	$22.00
Deferred Stock Awards Vested During Nine Months Ended September 30, 2014	(173,105)	$18.62
Deferred Stock Awards Forfeited During Nine Months Ended September 30, 2014	(4,293)	$18.71
Unvested Deferred Stock Awards as of September 30, 2014	601,713	$19.47

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2014 and 2013, respectively (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Weighted-Average Grant Date Fair Value of Shares Granted During the Period	$—	$—	$17.78	$19.47
Total Grant Date Fair Value of Shares Vested During the Period	$28	$28	$3,223	$3,867
Share-based Liability Awards Paid During the Period(1)	$—	$—	$—	$103

(1)	Amount reflects the issuance of performance share awards during the period.

A detail of Piedmont’s outstanding employee deferred stock awards as of September 30, 2014 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of September 30, 2014
April 4, 2012	Deferred Stock Award	170,802	$17.53	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 4, 2013, 2014, and 2015, respectively.	59,495
April 4, 2012	Fiscal Year 2012-2014 Performance Share Program	—	$17.42	Shares awarded, if any, will vest immediately upon determination of award in 2015.	—	(2)
April 2, 2013	Deferred Stock Award	132,857	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 2, 2014, 2015, and 2016, respectively.	77,356
April 2, 2013	Fiscal Year 2013-2015 Performance Share Program	—	$18.91	Shares awarded, if any, will vest immediately upon determination of award in 2016.	—	(2)
January 3, 2014	Deferred Stock Award	103,345	$16.45	Of the shares granted, 20% will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	103,345
May 9, 2014	Deferred Stock Award	170,896	$18.51	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 9, 2015, 2016, and 2017, respectively.	139,863
May 9, 2014	Fiscal Year 2014-2016 Performance Share Program	—	$22.00	Shares awarded, if any, will vest immediately upon determination of award in 2017.	221,654	(2)
Total					601,713

(1)	Amounts reflect the total grant, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2014.

(2)
Estimated based on Piedmont's cumulative total stockholder return ("TSR") for the respective performance period through September 30, 2014. Such estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended September 30, 2014 and 2013, respectively, Piedmont recognized approximately $1.1 million and $0.7 million of compensation expense related to deferred stock awards, respectively, all of which related to the amortization of unvested shares. During the nine months ended September 30, 2014 and 2013, Piedmont recognized approximately $4.3 million and $3.0 million of compensation expense related to stock awards, of which $2.9 million and $1.8 million related to the amortization of unvested shares, respectively. During the nine months ended September 30, 2014, a net total of 131,921 shares were issued to employees, directors, and officers. As of September 30, 2014, approximately $3.8 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately two years.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Weighted-average common shares – basic	154,325	164,683	154,496	166,598
Plus incremental weighted-average shares from time-vested conversions:
Deferred stock awards	236	113	169	136
Weighted-average common shares – diluted	154,561	164,796	154,665	166,734

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

Condensed Consolidated Balance Sheets
As of September 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$82,922	$—	$613,507	$—	$696,429
Buildings and improvements, less accumulated depreciation	458,748	—	2,785,504	(300)	3,243,952
Intangible lease assets, less accumulated amortization	1,948	—	72,979	—	74,927
Construction in progress	558	—	42,548	—	43,106
Total real estate assets	544,176	—	3,514,538	(300)	4,058,414
Investments in and amounts due from unconsolidated joint ventures	7,638	—	—	—	7,638
Cash and cash equivalents	3,986	229	4,600	—	8,815
Tenant and straight-line rent receivables, net	36,637	—	155,683	—	192,320
Advances to affiliates	6,073,007	1,283,323	—	(7,356,330)	—
Investment in subsidiary	—	3,911,219	193	(3,911,412)	—
Notes receivable	160,100	2,000	23,889	(185,989)	—
Prepaid expenses, restricted cash, escrows, and other assets	7,434	60	31,105	(958)	37,641
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	434	—	—	—	434
Deferred financing costs, net	7,486	—	483	—	7,969
Deferred lease costs, net	32,461	—	252,513	—	284,974
Total assets	$7,053,456	$5,196,831	$3,983,004	$(11,454,989)	$4,778,302
Liabilities:
Debt, net	$1,808,301	$—	$611,527	$(185,989)	$2,233,839
Accounts payable, accrued expenses, and accrued capital expenditures	19,303	409	116,566	(958)	135,320
Advances from affiliates	359,348	4,911,189	2,138,941	(7,409,478)	—
Deferred income	4,240	—	17,718	—	21,958
Intangible lease liabilities, net	—	—	44,981	—	44,981
Interest rate swaps	3,358	—	—	—	3,358
Total liabilities	2,194,550	4,911,598	2,929,733	(7,596,425)	2,439,456
Stockholders’ Equity:
Common stock	—	1,543	—	—	1,543
Additional paid-in capital	3,911,219	3,669,541	193	(3,911,412)	3,669,541
Retained/(cumulative distributions in excess of) earnings	935,929	(3,385,851)	1,051,465	52,848	(1,345,609)
Other comprehensive loss	11,758	—	—	—	11,758
Piedmont stockholders’ equity	4,858,906	285,233	1,051,658	(3,858,564)	2,337,233
Noncontrolling interest	—	—	1,613	—	1,613
Total stockholders’ equity	4,858,906	285,233	1,053,271	(3,858,564)	2,338,846
Total liabilities and stockholders’ equity	$7,053,456	$5,196,831	$3,983,004	$(11,454,989)	$4,778,302

Condensed Consolidated Balance Sheets
As of December 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$88,054	$—	$600,707	$—	$688,761
Buildings and improvements, less accumulated depreciation	477,712	—	2,687,163	(300)	3,164,575
Intangible lease assets, less accumulated amortization	2,356	—	72,021	—	74,377
Construction in progress	4,627	—	19,643	—	24,270
Total real estate assets	572,749	—	3,379,534	(300)	3,951,983
Investments in and amounts due from unconsolidated joint ventures	14,388	—	—	—	14,388
Cash and cash equivalents	3,352	150	3,471	—	6,973
Tenant receivables, net	36,142	—	134,409	—	170,551
Advances to affiliates	5,312,384	1,288,547	—	(6,600,931)	—
Investment in subsidiary	—	4,003,806	197	(4,004,003)	—
Notes receivable	160,000	2,000	23,890	(185,890)	—
Prepaid expenses, restricted cash, escrows, and other assets	5,319	44	20,779	(977)	25,165
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	24,176	—	—	—	24,176
Deferred financing costs, net	7,764	—	995	—	8,759
Deferred lease costs, net	34,413	—	249,583	—	283,996
Total assets	$6,350,784	$5,294,547	$3,812,858	$(10,792,101)	$4,666,088
Liabilities:
Debt, net	$1,038,570	$—	$1,149,525	$(185,890)	$2,002,205
Accounts payable, accrued expenses, and accrued capital expenditures	13,824	2,376	113,595	(977)	128,818
Advances from affiliates	312,881	4,863,672	1,467,334	(6,643,887)	—
Deferred income	5,086	—	17,181	—	22,267
Intangible lease liabilities, net	—	—	47,113	—	47,113
Interest rate swaps	4,526	—	—	—	4,526
Total liabilities	1,374,887	4,866,048	2,794,748	(6,830,754)	2,204,929
Stockholders’ Equity:
Common stock	—	1,575	—	—	1,575
Additional paid-in capital	4,003,806	3,668,906	197	(4,004,003)	3,668,906
Retained/(cumulative distributions in excess of) earnings	951,813	(3,241,982)	1,016,304	42,656	(1,231,209)
Other comprehensive loss	20,278	—	—	—	20,278
Piedmont stockholders’ equity	4,975,897	428,499	1,016,501	(3,961,347)	2,459,550
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	4,975,897	428,499	1,018,110	(3,961,347)	2,461,159
Total liabilities and stockholders’ equity	$6,350,784	$5,294,547	$3,812,858	$(10,792,101)	$4,666,088

Condensed Consolidated Statements of Income
For the three months ended September 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$19,178	$—	$96,656	$(1,305)	$114,529
Tenant reimbursements	4,526	—	25,167	(114)	29,579
Property management fee revenue	—	—	4,098	(3,565)	533
	23,704	—	125,921	(4,984)	144,641
Expenses:
Property operating costs	11,355	—	55,868	(5,196)	62,027
Depreciation	5,963	—	29,403	—	35,366
Amortization	1,225	—	13,010	—	14,235
General and administrative	5,638	74	6,951	(6,849)	5,814
	24,181	74	105,232	(12,045)	117,442
Real estate operating income/(loss)	(477)	(74)	20,689	7,061	27,199
Other income (expense):
Interest expense	(12,776)	—	(9,013)	3,135	(18,654)
Other income/(expense)	3,433	35	191	(3,135)	524
Net recoveries from casualty events and litigation settlements	(8)	—	—	—	(8)
Equity in income of unconsolidated joint ventures	89	—	—	—	89
	(9,262)	35	(8,822)	—	(18,049)
Income/(loss) from continuing operations	(9,739)	(39)	11,867	7,061	9,150
Discontinued operations:
Operating income	16	—	—	—	16
Income from discontinued operations	16	—	—	—	16
Net income/(loss)	(9,723)	(39)	11,867	7,061	9,166
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) attributable to Piedmont	$(9,723)	$(39)	$11,863	$7,061	$9,162

Condensed Consolidated Statements of Income
For the three months ended September 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$19,165	$—	$97,387	$(1,382)	$115,170
Tenant reimbursements	3,964	—	23,433	(68)	27,329
Property management fee revenue	—	—	4,003	(3,113)	890
	23,129	—	124,823	(4,563)	143,389
Expenses:
Property operating costs	10,300	—	52,606	(4,769)	58,137
Depreciation	5,607	—	24,688	—	30,295
Amortization	1,293	—	12,392	—	13,685
General and administrative	5,632	64	6,469	(6,316)	5,849
	22,832	64	96,155	(11,085)	107,966
Real estate operating income/(loss)	297	(64)	28,668	6,522	35,423
Other income (expense):
Interest expense	(6,444)	—	(16,028)	3,141	(19,331)
Other income/(expense)	2,263	42	240	(3,141)	(596)
Net recoveries/(loss) from casualty events and litigation settlements	(85)	—	4,004	—	3,919
Equity in income of unconsolidated joint ventures	46	—	—	—	46
Loss on consolidation	(898)	—	—	—	(898)
	(5,118)	42	(11,784)	—	(16,860)
Income/(loss) from continuing operations	(4,821)	(22)	16,884	6,522	18,563
Discontinued operations:
Operating income/(loss)	583	—	(46)	—	537
Income/(loss) from discontinued operations	583	—	(46)	—	537
Net income/(loss)	(4,238)	(22)	16,838	6,522	19,100
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) attributable to Piedmont	$(4,238)	$(22)	$16,834	$6,522	$19,096

Condensed Consolidated Statements of Income
For the nine months ended September 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$53,687	$—	$289,507	$(4,474)	$338,720
Tenant reimbursements	12,304	—	67,268	(319)	79,253
Property management fee revenue	—	—	12,208	(10,640)	1,568
	65,991	—	368,983	(15,433)	419,541
Expenses:
Property operating costs	31,730	—	161,754	(16,050)	177,434
Depreciation	17,453	—	85,701	—	103,154
Amortization	3,441	—	38,966	—	42,407
General and administrative	17,057	218	20,762	(20,523)	17,514
	69,681	218	307,183	(36,573)	340,509
Real estate operating income/(loss)	(3,690)	(218)	61,800	21,140	79,032
Other income (expense):
Interest expense	(34,378)	—	(30,616)	9,402	(55,592)
Other income/(expense)	8,993	105	372	(9,402)	68
Net recoveries from casualty events and litigation settlements	1,344	1,479	1,691	—	4,514
Equity in loss of unconsolidated joint ventures	(510)	—	—	—	(510)
	(24,551)	1,584	(28,553)	—	(51,520)
Income/(loss) from continuing operations	(28,241)	1,366	33,247	21,140	27,512
Discontinued operations:
Operating income	957	—	39	—	996
Gain on sale of real estate assets, net	451	—	747	—	1,198
Income from discontinued operations	1,408	—	786	—	2,194
Gain on sale of real estate assets	—	—	1,140	—	1,140
Net income/(loss)	(26,833)	1,366	35,173	21,140	30,846
Less: Net income attributable to noncontrolling interest	—	—	(12)	—	(12)
Net income/(loss) attributable to Piedmont	$(26,833)	$1,366	$35,161	$21,140	$30,834

Condensed Consolidated Statements of Income
For the nine months ended September 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$53,181	$—	$279,826	$(3,830)	$329,177
Tenant reimbursements	11,764	—	65,338	(207)	76,895
Property management fee revenue	—	—	11,392	(9,358)	2,034
	64,945	—	356,556	(13,395)	408,106
Expenses:
Property operating costs	29,129	—	147,088	(13,701)	162,516
Depreciation	16,704	—	72,585	—	89,289
Amortization	3,711	—	30,184	—	33,895
General and administrative	16,023	249	18,896	(18,491)	16,677
	65,567	249	268,753	(32,192)	302,377
Real estate operating income/(loss)	(622)	(249)	87,803	18,797	105,729
Other income (expense):
Interest expense	(15,478)	—	(47,879)	9,425	(53,932)
Other income/(expense)	7,835	128	(482)	(9,425)	(1,944)
Net recoveries from casualty events and litigation settlements	1,011	—	6,300	—	7,311
Equity in income of unconsolidated joint ventures	604	—	—	—	604
Loss on consolidation	(898)	—	—	—	(898)
	(6,926)	128	(42,061)	—	(48,859)
Income/(loss) from continuing operations	(7,548)	(121)	45,742	18,797	56,870
Discontinued operations:
Operating income	1,765	—	626	—	2,391
Impairment loss	(6,402)	—	—	—	(6,402)
Gain/(loss) on sale of real estate assets, net	(9)	—	16,267	—	16,258
Income/(loss) from discontinued operations	(4,646)	—	16,893	—	12,247
Net income/(loss)	(12,194)	(121)	62,635	18,797	69,117
Less: Net income attributable to noncontrolling interest	—	—	(12)	—	(12)
Net income/(loss) attributable to Piedmont	$(12,194)	$(121)	$62,623	$18,797	$69,105

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$11,529	$2,165	$122,682	$21,140	$157,516

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(15,144)	—	(217,590)	—	(232,734)
Intercompany note receivable	(100)	—	—	100	—
Net sales proceeds from wholly-owned properties	29,519	—	16,721	—	46,240
Net sales proceeds received from unconsolidated joint ventures	6,017	—	—	—	6,017
Investments in unconsolidated joint ventures	(42)	—	—	—	(42)
Deferred lease costs paid	(3,667)	—	(17,065)	—	(20,732)
Net cash provided by/(used in) investing activities	16,583	—	(217,934)	100	(201,251)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,112)	—	—	—	(1,112)
Proceeds from debt	979,564	—	—	—	979,564
Repayments of debt	(209,000)	—	(575,320)	—	(784,320)
Discount due to loan modification	(1,135)	—	—	—	(1,135)
Intercompany note payable	—	—	100	(100)	—
Repurchases of common stock as part of announced plan	—	(54,685)	—	—	(54,685)
(Distributions to)/repayments from affiliates	(795,795)	145,328	671,607	(21,140)	—
Dividends paid and discount on dividend reinvestments	—	(92,729)	(6)	—	(92,735)
Net cash provided by/(used in) financing activities	(27,478)	(2,086)	96,381	(21,240)	45,577
Net increase in cash and cash equivalents	634	79	1,129	—	1,842
Cash and cash equivalents, beginning of period	3,352	150	3,471	—	6,973
Cash and cash equivalents, end of period	$3,986	$229	$4,600	$—	$8,815

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$18,035	$1,363	$125,701	$18,797	$163,896

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(5,858)	—	(357,055)	300	(362,613)
Intercompany note receivable	—	500	—	(500)	—
Assets assumed upon acquisition of joint ventures	18,045	—	(32,287)	—	(14,242)
Net sales proceeds from wholly-owned properties	3,752	—	45,574	—	49,326
Investments in unconsolidated joint ventures	(793)	—	—	—	(793)
Deferred lease costs paid	(9,725)	—	(14,172)	—	(23,897)
Net cash provided by/(used in) investing activities	5,421	500	(357,940)	(200)	(352,219)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,447)	—	—	—	(3,447)
Proceeds from debt	832,603	—	—	—	832,603
Repayments of debt	(426,000)	—	—	—	(426,000)
Intercompany note payable	—	—	(500)	500	—
Net costs of issuance of common stock	—	(91)	—	—	(91)
Repurchases of common stock as part of announced plan	—	(111,625)	—	—	(111,625)
(Distributions to)/repayments from affiliates	(476,887)	209,855	286,129	(19,097)	—
Dividends paid and discount on dividend reinvestments	—	(100,094)	(8)	—	(100,102)
Net cash provided by/(used in) financing activities	(73,731)	(1,955)	285,621	(18,597)	191,338
Net increase/(decrease) in cash and cash equivalents	(50,275)	(92)	53,382	—	3,015
Cash and cash equivalents, beginning of period	62,371	238	(49,652)	—	12,957
Cash and cash equivalents, end of period	$12,096	$146	$3,730	$—	$15,972

13.Subsequent Events

Fourth Quarter Dividend Declaration

On October 29, 2014, the board of directors of Piedmont declared dividends for the fourth quarter of 2014 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on November 28, 2014. Such dividends are to be paid on December 19, 2014.

Land Acquisition

On October 28, 2014, Piedmont entered into a binding agreement to purchase approximately 25.2 acres of land adjacent to its 400 TownPark building in Lake Mary, Florida. The land is located within a mixed-use development consisting of office, retail, residential and a hotel. If consummated, the acquisition would add to Piedmont's developable land holdings and allow Piedmont to control a site that is complementary to the 400 TownPark building.

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

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. As of the time of this filing, we had approximately $44.6 million of capacity remaining under our $500 Million Unsecured Line of Credit available for future borrowing. Depending on the timing and volume of our property acquisition and disposition activities and debt maturities, we believe we have immediate access to, and may issue, additional equity or debt securities from time to time. We may also seek additional borrowings from third-party lenders as further sources of capital. Specifically, we are currently under contract or in the market with several properties, the sales of which, if consummated, will generate approximately $150 million to $175 million of proceeds over the next three to nine months. Additionally, we are also working to arrange $150 - $200 million in additional debt financing to pay down the balance outstanding on our $500 Million Unsecured Line of Credit and any debt maturities in the coming months. The availability and attractiveness of terms for these additional sources of capital is highly dependent on market conditions.

Our most consistent use of capital has historically been, and will continue to be, to fund capital expenditures related to our existing portfolio of properties. During the nine months ended September 30, 2014 and September 30, 2013 we paid for the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013

Capital expenditures for new development	$16,226	$355
Capital expenditures for redevelopment/renovations	5,131	149
Other capital expenditures, including tenant improvements	101,447	111,982
Total capital expenditures(1)	$122,804	$112,486

(1)
Of the total amounts paid, approximately $2.5 million and $0.1 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the nine months ended September 30, 2014 and 2013, respectively.

"Capital expenditures for new development" relate to the construction of a 300,000 square foot, 11-story office tower in Houston, Texas. We broke ground on the development during the second quarter of 2014 and anticipate expending an additional $43-$48 million to complete the project by the third quarter of 2015, as well as expending approximately $25 million in leasing commissions and tenant improvements during subsequent lease-up of the property. "Capital expenditures for redevelopment/renovations" relate to repositioning our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use to private sector use. We anticipate spending an additional $26-$28 million to complete the office tower on schedule by the first quarter of 2015. Following completion of the redevelopment of the asset, we also anticipate spending approximately $23 million in re-leasing costs, consisting of both leasing commissions and tenant improvements.

"Other capital expenditures" include two types of specifically identified projects: (i) building improvement projects that we as the owner may choose to perform at our discretion at any of our various properties; and (ii) tenant improvement allowances that we have committed to as part of executed leases with our tenants, with the majority of such expenditures typically relating to the latter type. During the nine months ended September 30, 2014 and 2013, we committed to spend approximately $3.47 and $2.63 per square foot per year of lease term, respectively, for tenant improvement allowances related to new and renewal leases executed during such period. As of September 30, 2014, unrecorded contractual obligations for non-incremental tenant improvements related to our existing lease portfolio totaled $63.4 million, down from $93.7 million as of September 30, 2013 as a result of completing several significant tenant buildouts over the course of the previous twelve months. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next 3 years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Commitments for incremental tenant improvements associated with new leases, primarily at value-add properties, totaled approximately $22.9 million as of September 30, 2014, down from $23.6 million as of September 30, 2013. Additionally, during the nine months ended September 30, 2014 and 2013, we paid $20.7 million and $23.9 million, respectively, in leasing commissions and other lease acquisition costs and committed to pay $1.56 and $0.84 per square foot per year of lease term, respectively, for new and renewal leases.

In addition to the amounts that we have committed to as part of already executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases. Given that our primary operating model is to lease large blocks of space to credit-worthy tenants, some of these items can result in significant capital outlays. Both the timing and magnitude of such expenditures have yet to be determined and are highly dependent on competitive market conditions of the respective office market at the time of lease negotiations. In particular, exclusive of our redevelopment project at 3100 Clarendon Boulevard mentioned above, there are a total of three blocks of space in excess of 200,000 square feet in our Chicago and Washington, D.C portfolios that are currently vacant and we may grant significant concession packages to secure new tenants for those spaces, among others.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. In addition, our board of directors has authorized a repurchase plan for our common stock for use when we believe that our stock is trading at a meaningful discount to what we believe the fair value of our net assets to be and we may use capital resources to make purchases under this plan. As of September 30, 2014, there was $37.2 million of authorized capacity remaining on the program which may be spent prior to the program's expiration in October 2015.

Finally, although we currently only have $105.0 million of secured debt on our US Bancorp building in Minneapolis, Minnesota maturing over the next twelve months, on a longer term basis, we expect to use capital to repay debt when obligations become due. During the nine months ended September 30, 2014, we used the proceeds of a $400 million unsecured senior note issuance, as well as a $300 million unsecured term loan to repay $575 million in secured debt which was scheduled to mature during the nine months ended September 30, 2014. The remaining proceeds from the debt issuances were applied to the outstanding balance on our $500 Million Unsecured Line of Credit. In conjunction with the issuance of the $400 million unsecured senior notes, and considering the historically low interest rate environment, we settled five forward starting interest rate swaps, at the time of the issuance of the notes, resulting in a cash settlement in our favor of approximately $15.0 million.

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

Results of Operations

Overview

Our income from continuing operations per share on a fully diluted basis decreased from $0.11 for the three months ended September 30, 2013 to $0.06 for the three months ended September 30, 2014. The current quarter's results include $5.1 million of higher depreciation expense primarily associated with tenant and building improvements placed into service during 2013 and 2014 and insurance recoveries in the third quarter 2013 associated with previously recognized casualty losses and litigation settlement expense of approximately $3.9 million.

Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2014%		September 30, 2013%		$ Increase (Decrease)
Revenue:
Rental income	$114.5		$115.2		$(0.7)
Tenant reimbursements	29.6		27.3		2.3
Property management fee revenue	0.5		0.9		(0.4)
Total revenues	144.6	100%	143.4	100%	1.2
Expense:
Property operating costs	62.0	43%	58.2	40%	3.8
Depreciation	35.4	24%	30.3	21%	5.1
Amortization	14.2	10%	13.7	10%	0.5
General and administrative	5.8	4%	5.8	4%	—
Real estate operating income	27.2	19%	35.4	25%	(8.2)
Other income (expense):
Interest expense	(18.6)	(13)%	(19.3)	(14)%	0.7
Other income/(expense)	0.5	—%	(0.5)	—%	1.0
Net recoveries from casualty events and litigation settlements	—	—%	3.9	3%	(3.9)
Equity in income/(loss) of unconsolidated joint ventures	0.1	—%	—	—%	0.1
Loss on consolidation	—	—%	(0.9)	(1)%	0.9
Income from continuing operations	$9.2	6%	$18.6	13%	$(9.4)
Income from discontinued operations	$—		$0.5		$(0.5)

Revenue

Rental income decreased from approximately $115.2 million for the three months ended September 30, 2013 to approximately $114.5 million for the three months ended September 30, 2014. Although we recognized approximately $5.7 million of additional revenue attributable to properties acquired during 2013 and 2014 during the three months ended September 30, 2014, this increase was more than offset by the loss of $2.4 million in rental income associated with the expiration of a 220,000 square foot lease at our 3100 Clarendon Boulevard building in December of 2013, as well as the non-recurrence of $4.1 million of rental income associated with the restructuring of the Nokia leases at our 5 & 15 Wayside Road building in Burlington, Massachusetts and 6021 Connection Drive building in Irving, Texas during the three months ended September 30, 2013.

Tenant reimbursements increased from approximately $27.3 million for the three months ended September 30, 2013 to approximately $29.6 million for the three months ended September 30, 2014. The increase is mainly attributable to the expiration of operating expense abatements for a major tenant at our 500 West Monroe Street building in Chicago, Illinois as well as additional reimbursements received from properties acquired during 2013 and 2014.

Expense

Property operating costs increased approximately $3.8 million for the three months ended September 30, 2014 compared to the same period in the prior year primarily due to approximately $2.5 million of additional operating expenses attributable to properties acquired during 2013 and 2014. In addition, we incurred higher property tax expense and repair and maintenance expense of $0.9 million and $0.8 million, respectively, related to our existing portfolio of assets as compared to the same period in the prior year.

Depreciation expense increased approximately $5.1 million for the three months ended September 30, 2014 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to April 1, 2013 which contributed approximately $3.7 million of the increase. The remainder of the increase is mainly due to additional depreciation recognized on new properties acquired during 2013 and 2014.

Amortization expense increased approximately $0.5 million for the three months ended September 30, 2014 compared to the same period in the prior year. The increase is attributable to additional amortization associated with intangible lease assets recognized as part of acquiring new properties during 2013 and 2014, which was largely offset by the non-recurrence of accelerated amortization expense from lease terminations in the prior period.

Other Income (Expense)

Interest expense decreased approximately $0.7 million for the three months ended September 30, 2014 compared to the same period in the prior year due mainly to capitalized interest associated with certain development and redevelopment projects.

The variance in other income/(expense) is primarily due to the sale of our density rights related to our Sarasota Commerce Center II building in Sarasota, Florida to a third-party for approximately $0.7 million during the current period. We also incurred higher costs related to unconsummated capital markets transactions of approximately $0.5 in the prior period.

During the three months ended September 30, 2013, we recognized approximately $3.9 million of insurance proceeds associated with damage to certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy. The timing of such reimbursements is dependent upon outside parties and such expenses and recoveries are non-recurring events.

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

Income from Discontinued Operations

The operations of assets that we have sold or classified as held for sale during periods prior to April 1, 2014 are presented in the accompanying statement of operations as discontinued operations for all periods presented (see Note 9 to our accompanying consolidated financial statements for a complete listing of assets sold and classified as discontinued operations). Income from discontinued operations decreased approximately $0.5 million for the three months ended September 30, 2014 compared to the same period in the prior year. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the occurrence and timing of future property dispositions that may be classified as discontinued operations.

Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2013

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2014%		September 30, 2013%		$ Increase (Decrease)
Revenue:
Rental income	$338.7		$329.2		$9.5
Tenant reimbursements	79.3		76.9		2.4
Property management fee revenue	1.5		2.0		(0.5)
Total revenues	419.5	100%	408.1	100%	11.4
Expense:
Property operating costs	177.4	42%	162.5	40%	14.9
Depreciation	103.2	25%	89.3	22%	13.9
Amortization	42.4	10%	33.9	8%	8.5
General and administrative	17.5	4%	16.7	4%	0.8
Real estate operating income	79.0	19%	105.7	26%	(26.7)
Other income (expense):
Interest expense	(55.6)	(13)%	(53.9)	(13)%	(1.7)
Other income/(expense)	0.1	—%	(1.9)	—%	2.0
Net recoveries from casualty events and litigation settlements	4.5	1%	7.3	2%	(2.8)
Equity in income/(loss) of unconsolidated joint ventures	(0.5)	—%	0.6	—%	(1.1)
Loss on consolidation	—	—%	(0.9)	—%	0.9
Income from continuing operations	$27.5	7%	$56.9	14%	$(29.4)
Income from discontinued operations	$2.2		$12.2		$(10.0)

Revenue

Rental income increased from approximately $329.2 million for the nine months ended September 30, 2013 to approximately $338.7 million for the nine months ended September 30, 2014, primarily due to approximately $15.4 million of additional revenue attributable to properties acquired during 2013 and 2014, partially offset by the expiration of a 220,000 square foot lease at our 3100 Clarendon Boulevard building in December 2013.

Tenant reimbursements increased from approximately $76.9 million for the nine months ended September 30, 2013 to approximately $79.3 million for the nine months ended September 30, 2014. Substantially all of the variance is attributable to additional tenant reimbursements associated with properties acquired during 2013 and 2014, and the expiration of operating expense abatements on certain leases.

Expense

Property operating costs increased approximately $14.9 million for the nine months ended September 30, 2014 compared to the same period in the prior year primarily due to approximately $7.5 million of additional operating expenses attributable to properties acquired during 2013 and 2014. Additionally, we incurred higher property tax expense of $2.4 million and repair and maintenance costs of $2.1 million at certain of our existing properties. We also incurred higher utility and snow removal costs of $1.3 million and $0.6 million, respectively, which in large part is due to the harsh weather in some of the markets in which we own and operate properties.

Depreciation expense increased approximately $13.9 million for the nine months ended September 30, 2014 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2013 which contributed approximately $8.8 million of the increase. Properties acquired during 2013 and 2014 provided an additional increase of $3.1 million of depreciation expense.

Amortization expense increased approximately $8.5 million for the nine months ended September 30, 2014 compared to the same period in the prior year. Of the total variance, approximately $6.0 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2013 and 2014. The acceleration of amortization expense related to the early termination of a lease at our 400 Bridgewater Crossing building in Bridgewater, New Jersey and a structured partial lease termination at our 1430 Enclave Parkway building in Houston, Texas contributed approximately $2.7 million to the increase.

General and administrative expenses increased approximately $0.8 million for the nine months ended September 30, 2014 compared to the same period in the prior year. The increase is mainly attributable to higher personnel and benefits costs and higher state and local taxes due to a non-recurring refund recognized in the prior year.

Other Income (Expense)

Interest expense increased approximately $1.7 million for the nine months ended September 30, 2014 compared to the same period in the prior year. The increase is attributable to higher outstanding debt balances during the current year primarily as a result of property acquisitions during 2013 and shares repurchased pursuant to our stock repurchase plan, offset by lower average interest rates due to refinancing activity during the first and third quarters of 2014.

The variance in other income/(expense) is primarily due to approximately $1.4 million of costs recognized in the prior year associated with the acquisition of new properties, as well as the sale of our density rights related to our Sarasota Commerce Center II building to a third-party for approximately $0.7 million during the current period.

We recognized a decrease in net recoveries of casualty loss and litigation settlement expense for the nine months ended September 30, 2014 compared to the same period in the prior year of approximately $2.8 million. These recoveries are non-recurring in nature and are largely associated with the receipt of insurance proceeds related to litigation settlement expense previously incurred, as well as insurance proceeds associated with damage to certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy. The timing of such reimbursements is dependent upon outside parties.

Equity in income/(loss) of unconsolidated joint ventures decreased approximately $1.1 million during the nine months ended September 30, 2014, as compared to the same period in the prior year. In August 2013, we purchased all of the remaining interests in three office properties previously held through two unconsolidated joint ventures. The acquisition resulted in a decrease in equity in income/(loss) of unconsolidated joint ventures as compared to the prior period, as the results of operations of these properties are now consolidated on the same basis as our other wholly-owned properties. In addition, one of the two remaining unconsolidated assets, Two Park Center building in Hoffman Estates, Illinois, was sold in May 2014 and our pro-rata share of the loss on sale of approximately $0.2 million is included in the current period.

During the nine months ended September 30, 2013, we purchased all of the remaining interests in three office properties previously held through two unconsolidated joint ventures for $14.7 million in cash. The $0.9 million difference between the fair value of the properties acquired and the sum of Piedmont's previously recorded book value in investment in unconsolidated joint ventures plus cash consideration paid for the interests was recorded as a loss on consolidation in Piedmont's consolidated statement of operations for the nine months ended September 30, 2013.

Income from Discontinued Operations

The operations of assets that we have sold or classified as held for sale during periods prior to April 1, 2014 are presented in the accompanying statement of operations as discontinued operations for all period presented (see Note 9 to our accompanying consolidated financial statements for a complete listing of assets sold and classified as discontinued operations). Income from discontinued operations decreased approximately $10.0 million for the nine months ended September 30, 2014 compared to the same period in the prior year primarily due to the recognition of a gain on the sale of the 1200 Enclave Parkway building in Houston, Texas, of approximately $16.3 million in the prior year offset by an impairment charge, also in the prior period, of $6.4 million at the 1111 Durham Avenue building in South Plainfield, New Jersey. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the occurrence and timing of future property dispositions that may be classified as discontinued operations.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2014	Per Share(1)	September 30, 2013	Per Share(1)	September 30, 2014	Per Share(1)	September 30, 2013	Per Share(1)
Net income attributable to Piedmont	$9,162	$0.06	$19,096	$0.12	$30,834	$0.20	$69,105	$0.41
Depreciation of real estate assets(2)	35,286	0.23	31,050	0.19	103,132	0.67	91,905	0.55
Amortization of lease-related costs(2)	14,248	0.09	13,939	0.08	42,660	0.28	34,509	0.21
Impairment loss	—	—	—	—	—	—	6,402	0.04
Gain on sale - wholly-owned properties, net	—	—	—	—	(2,338)	(0.02)	(16,258)	(0.10)
Loss on sale- unconsolidated partnership	—	—	—	—	169	—	—	—
Loss on consolidation	—	—	898	—	—	—	898	0.01
Funds From Operations	$58,696	$0.38	$64,983	$0.39	$174,457	$1.13	$186,561	$1.12
Adjustments:
Acquisition costs	110	—	60	—	539	—	1,374	0.01
Net loss/(recoveries) from casualty events and litigation settlements	8	—	(3,919)	(0.02)	(4,514)	(0.03)	(7,328)	(0.05)
Core Funds From Operations	$58,814	$0.38	$61,124	$0.37	$170,482	$1.10	$180,607	$1.08
Adjustments:
Deferred financing cost amortization	598	—	674	—	2,076	0.01	1,911	0.01
Amortization of note payable step-up	(120)	—	—	—	(126)	—	—	—
Amortization of discount on senior notes	47	—	30	—	128	—	47	—
Depreciation of non real estate assets	141	—	97	—	370	—	300	—
Straight-line effects of lease revenue (2)	(6,780)	(0.04)	(5,076)	(0.03)	(23,950)	(0.15)	(14,655)	(0.08)
Stock-based and other non-cash compensation	1,139	0.01	719	0.01	3,046	0.02	1,489	0.01
Net effect of amortization of above and below-market in-place lease intangibles	(1,010)	(0.01)	(1,757)	(0.01)	(3,653)	(0.02)	(4,067)	(0.02)
Acquisition costs	(110)	—	(60)	—	(539)	—	(1,374)	(0.01)
Non-incremental capital expenditures (3)	(30,890)	(0.20)	(21,705)	(0.13)	(70,862)	(0.46)	(59,992)	(0.36)
Adjusted Funds From Operations	$21,829	$0.14	$34,046	$0.21	$76,972	$0.50	$104,266	$0.63
Weighted-average shares outstanding – diluted	154,561		164,796		154,665		166,734

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

The following table sets forth our Property NOI and SSNOI with a reconciliation to net income attributable to Piedmont (GAAP basis) for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net income attributable to Piedmont (GAAP basis)	$9,162	$19,096	$30,834	$69,105

Net income attributable to noncontrolling interest	4	4	12	12
Interest expense	18,654	19,331	55,592	53,932
Depreciation (1)	35,427	31,147	103,502	92,204
Amortization (1)	14,248	13,939	42,660	34,509
Acquisition costs	110	60	539	1,374
Impairment loss (1)	—	—	—	6,402
Net recoveries of casualty events and litigation settlements (1)	8	(3,919)	(4,514)	(7,328)
Gain on sale of properties (1)	—	—	(2,169)	(16,258)
Loss on consolidation	—	898	—	898
General & administrative expenses(1)	5,808	5,921	17,550	16,940
Management fee income	(299)	(636)	(839)	(1,248)
Other (income)/expense(1)	21	550	54	560
Straight line rent effects of lease revenue(1)	(6,780)	(5,076)	(23,950)	(14,655)
Amortization of lease-related intangibles(1)	(1,010)	(1,757)	(3,653)	(4,067)

Property NOI (cash basis)	$75,353	$79,558	$215,618	$232,380

Net operating loss/(income) from:
Acquisitions(2)	(6,887)	(6,056)	(18,072)	(10,621)
Dispositions(3)	(6)	(1,184)	(1,523)	(3,874)
Other investments(4)	(213)	(2,328)	258	(7,539)

Same Store NOI (cash basis)	$68,247	$69,990	$196,281	$210,346

Change period over period in Same Store NOI (cash basis)	(2.5)%	N/A	(6.7)%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of Arlington Gateway in Arlington, Virginia, purchased on March 4, 2013; 5 & 15 Wayside Road, purchased on March 22, 2013; Royal Lane Land in Irving, Texas, purchased on August 1, 2013; 5301 Maryland Way in Brentwood, Tennessee, the remaining equity interest in which was purchased on August 12, 2013; 6565 North MacArthur Boulevard in Irving, Texas, purchased on December 5, 2013; One Lincoln Park in Dallas, Texas, purchased on December 20, 2013; 161 Corporate Center in Irving, Texas, purchased on December 30, 2013; 5 Wall Street in Burlington, Massachusetts, purchased on June 27, 2014; and 1155 Perimeter Center West in Atlanta, Georgia, purchased on August 28, 2014.

(3)
Dispositions consist of 1111 Durham Avenue, sold on March 28, 2013; 1200 Enclave Parkway, sold on May 1, 2013; 350 Spectrum Loop in Colorado Springs, Colorado, sold on November 1, 2013; 8700 South Price Road in Tempe, Arizona, sold on December 30, 2013; 11107 and 11109 Sunset Hills Road in Reston, Virginia, sold on March 19, 2014; 1441 West Long Lake Road and 4685 Investment Drive in Troy, Michigan, sold on April 30, 2014; and 2020 W. 89th Street in Leawood, Kansas, sold on May 19, 2014.

(4)	Other investments consist of operating results from our investments in unconsolidated joint ventures and our redevelopment project at 3100 Clarendon Boulevard.

Overview

Our portfolio is a national portfolio located in several geographic markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 30,000 square feet with 7.3 years of lease term remaining as of September 30, 2014. As a result, occupancy as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire. Over the last several years we worked through a period of high lease expirations which has temporarily negatively impacted our SSNOI, most noticeably in the first quarter of 2014. However, as abatement periods related to certain significant renewals and replacement leases expired during the second quarter of 2014, SSNOI comparisons on a sequential quarter basis began to improve. As of September 30, 2014 we still had 0.6 million square feet of executed leases for currently vacant space that have yet to commence and another 1.7 million square feet of commenced leases in some form of rental abatement; therefore, we anticipate additional improvement in SSNOI comparisons on a sequential quarter basis as those leases commence and abatement periods expire. Additionally, any absorption of currently vacant space in the portfolio due to additional new leasing activity could also favorably impact comparisons depending on commencement dates and abatement periods of the new lease.

Occupancy

Excluding one unconsolidated joint venture and one property that was not in service due to a redevelopment project as of September 30, 2014, our portfolio in total was 87.5% leased as of September 30, 2014, up from 86.7% leased as of September 30, 2013. As of September 30, 2014, scheduled expirations for the portfolio as a whole for the remainder of 2014, 2015, and 2016 represented 0.8%, 3.8%, and 5.3%, respectively, of our Annualized Lease Revenue ("ALR"); therefore, the majority of our leasing efforts over the next several years will be focused on leasing currently vacant space. To the extent we are able to execute leases for currently vacant space, these additional rental payments should favorably impact overall occupancy and our SSNOI comparisons once any associated abatement periods expire.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

We have executed a large number of leasing transactions over the past several years, approximately 600,000 square feet of which relates to currently vacant space and which has not commenced as of September 30, 2014. Commencement of new leases typically occurs 6-24 months from the execution date after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact SSNOI. In addition, office leases typically contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after a lease has commenced. As of September 30, 2014, approximately 1.7 million square feet of commenced leases were still in some form of abatement. Finally, in some cases we have not yet identified a replacement tenant for an expired lease or have entered into renewal leases for decreased square footage or for lower market rental rates than the previous lease.
All of the above items negatively impacted SSNOI comparisons for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. On a prospective basis, however, we anticipate that SSNOI on a sequential quarter over quarter basis will continue to improve as certain significant leases for currently vacant space commence and rental abatement periods expire.
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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of September 30, 2014, our off-balance sheet arrangements consist of one investment in an unconsolidated joint venture and operating lease obligations related to ground leases at two of our properties. The unconsolidated joint venture in which we currently invest is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Fair value is determined by adjusting the trading price of the stock for various factors including, but not limited to: (i) liquidity or transferability considerations, (ii) control premiums, and/or (iii) fully distributed premiums, if necessary, multiplied by the common shares outstanding. If such calculated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the entity from the entity’s fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the fair values of the entity from its calculated overall fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no indicators of impairment related to our goodwill as of September 30, 2014.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 6 to our accompanying consolidated financial statements for further detail on our investment in variable interest entities as of September 30, 2014.

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

The changes in fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of September 30, 2014 are designated as effective cash flow hedges. See Note 5 to our accompanying consolidated financial statements for further detail on our interest rate derivatives as of September 30, 2014.

Stock-based Compensation

We have issued stock-based compensation in the form of deferred stock awards to our employees and directors. For employees, such compensation has been issued pursuant to our Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual deferred stock grant component and a multi-year performance share component. Awards granted pursuant to the annual deferred stock component are considered equity awards and expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards granted pursuant to the performance share component are considered liability awards and are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income. See Note 10 to our accompanying consolidated financial statements for further detail on our stock-based compensation as of September 30, 2014.

Contractual Obligations
Our contractual obligations as of September 30, 2014 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-term debt(1)	$2,236,049	$105,801	$609,268	(2)	$441,947	(3)	$1,079,033	(4)
Operating lease obligations(5)	42,988	450	902		902		40,734
Total	$2,279,037	$106,251	$610,170		$442,849		$1,119,767

(1)
Amounts include principal payments only and balances outstanding as of September 30, 2014, not including unamortized issuance discounts or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $54.1 million during the nine months ended September 30, 2014, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 of our accompanying consolidated financial statements.

(2)
Includes the balance outstanding as of September 30, 2014 of the $500 Million Unsecured Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of August 21, 2017) provided Piedmont is not then in default and upon payment of extension fees.

(3)
Includes the $300 Million Unsecured 2013 Term Loan which has a stated variable rate; however, we entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this portion of the facility to 2.78% through maturity. As such, we estimate incurring, exclusive of changes to our credit rating, approximately $8.3 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through maturity in January 2019.

(4)
Includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 2.39% through the original maturity date of November 22, 2016. Subsequent to September 30, 2014, Piedmont entered into three additional forward starting swaps to effectively fix, absent any changes to Piedmont's credit rating, the rate of this facility to 3.35% for the extension period (November 22, 2016 to January 15, 2020). As such, we estimate incurring, exclusive of changes to our credit rating, approximately $7.2 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through the original maturity of the debt facility in November 2016, and approximately $10.1 million per annum for the extension period ending on January 15, 2020.

(5)
Two properties (the 2001 NW 64th Street building in Ft. Lauderdale, Florida and the River Corporate Center building in Tempe, Arizona) are subject to ground leases with expiration dates of 2048 and 2101, respectively. The aggregate remaining payments required under the terms of these operating leases as of September 30, 2014 are presented above.

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
Our future income, cash flows, and fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of September 30, 2014, our exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured Line of Credit, and portions of our bank term loans. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, a significant portion of our debt is based on fixed interest rates to hedge against instability in the credit markets. We have effectively fixed the interest rate on the entire balance of our $300 Million Unsecured 2011 Term Loan and our $300 Million Unsecured 2013 Term Loan through interest rate swap agreements, in both cases provided that we maintain our corporate credit rating. We do not enter into derivative or interest rate transactions for speculative purposes.

All of our debt was entered into for other than trading purposes, and the estimated fair value of our debt as of September 30, 2014 and December 31, 2013 was approximately $2.3 billion, and $2.0 billion, respectively. Our interest rate swap agreements in place as of September 30, 2014 carried notional amounts totaling $600 million. Of these interest rate swap agreements, the agreements which hedge the cash flows under our $300 Million Unsecured 2011 Term Loan effectively fix the interest rate of the facility at 2.39% through the original maturity date of the loan (November 22, 2016), while the remaining agreements hedge the principal balance of the $300 Million Unsecured 2013 Term Loan with a fixed interest rate of 2.78%, in both cases provided that we maintain our corporate credit rating. During the three months ended September 30, 2014, the terms of the $300 Million Unsecured 2011 Term Loan were modified to extend its maturity until January 15, 2020 and subsequent to quarter end, we entered into three additional forward starting interest rate swaps with a total notional value of $300 million to hedge the cash flows through the extension period, absent any changes to our credit rating, with an effective rate of 3.35%. See Note 4 and Note 5 of our accompanying consolidated financial statements for further detail.

As of September 30, 2014, all of our outstanding debt, except for amounts outstanding under our $500 Million Unsecured Line of Credit, are subject to fixed, or effectively fixed, interest rates. Our total outstanding debt subject to fixed or effectively fixed interest rates has an average effective interest rate of approximately 3.90% per annum with expirations ranging from 2015 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of September 30, 2014, we had $440.0 million outstanding on our $500 Million Unsecured Line of Credit. Our $500 Million Unsecured Line of Credit currently has a stated rate of LIBOR plus 1.175% per annum or the prime rate, at our discretion. Draws outstanding as of September 30, 2014 were subject to a blended rate of LIBOR + 1.175% as of September 30, 2014. To the extent that we borrow additional funds in the future under the $500 Million Unsecured Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on these outstanding borrowings as of September 30, 2014 would increase interest expense approximately $4.4 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2014 requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter 2014.

(b)	Not applicable.

(c)
During the quarter ended September 30, 2014, Piedmont repurchased 119,186 shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the "DRP") at an average price of $18.16 per share. The aggregate stock repurchases for the quarter ended September 30, 2014 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)(1)
July 1, 2014 to July 31, 2014	—	$—	—	$—
August 1, 2014 to August 31, 2014	—	$—	—	$—
September 1, 2014 to September 30, 2014	119	$18.16	—	$37,157	(1)
Total	119	$18.16	—

(1)
Under our amended and restated DRP, as set forth in a Current Report on Form 8-K filed February 24, 2011, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, the "Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program" relates only to our Amended and Restated Stock Repurchase Plan authorizing the repurchase of up to $150 million in stock repurchases. The stock repurchase plan was announced on November 3, 2011 and is currently scheduled to expire on October 30, 2015, and is separate from shares purchased for DRP issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter 2014 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	October 29, 2014	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
THIRD QUARTER 2014
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

10.1
Amendment No. 2 To Term Loan Agreement, dated as of August 21, 2014, among Piedmont Operating Partnership, LP, as Borrower, the Company, as Parent, J.P. Morgan Securities, LLC and SunTrust Robinson Humphrey, Inc., as Co-Lead Arrangers and Joint Book Runners, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank as Syndication Agent, and the financial institutions party thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2014)

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