Form 10-K
period 2014-12-31
Piedmont Office Realty Trust, Inc.
filed 2015-02-18
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2014
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to to
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
Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $2,905,773,082 based on the closing price as reported on the New York Stock Exchange. As of February 17, 2015, 154,339,315 shares of common stock were outstanding.
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2015.

Certain statements contained in this Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont Office Realty Trust, Inc. ("Piedmont"), or its executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with other written or oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives; discussions regarding future dividends; and discussions regarding the potential impact of economic conditions on our portfolio.

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the sectors in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•
Economic, regulatory, and/or socio-economic changes (including accounting standards) that impact the real estate market generally, or that could affect patterns of use of commercial office space, may cause our operating results to suffer and decrease the value of our real estate properties;

•	The impact of competition on our efforts to renew existing leases or re-let space on terms similar to existing leases;

•
Changes in the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Chicago, Washington, D.C., and the New York metropolitan area, where we have high concentrations of office properties;

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	Adverse market and economic conditions may negatively affect us and could cause us to recognize impairment charges on both our long-lived assets or goodwill or otherwise impact our performance;

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions;

•	The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties;

•	Acquisitions of properties may have unknown risks and other liabilities at the time of acquisition;

•	Development and construction delays and resultant increased costs and risks may negatively impact our operating results;

•	Our real estate development strategies may not be successful;

•	Future terrorist attacks in the major metropolitan areas in which we own properties could significantly impact the demand for, and value of, our properties;

•	Costs of complying with governmental laws and regulations;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Future offerings of debt or equity securities may adversely affect the market price of our common stock;

•	Changes in market interest rates may have an effect on the value of our common stock;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	We may be subject to litigation, which could have a material adverse effect on our financial condition;

•	Changes in tax laws impacting REITs and real estate in general, as well as Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code (the “Code”); and

•	Other factors, including the risk factors discussed under Item 1A. of this Annual Report on Form 10-K.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

PART I

ITEM 1.    BUSINESS

General

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition, development, management, and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997, commenced operations in 1998, and listed its common stock on the New York Stock Exchange ("NYSE") in 2010. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

Operating Objectives and Strategy

Based on our December 31, 2014 equity market capitalization of $2.9 billion, Piedmont is among the largest office REITs in the United States based on comparison to the constituents of the Bloomberg U.S. Office REIT Index.
Our portfolio of primarily Class A commercial office buildings was 87.7% and 87.2% leased as of December 31, 2014 and 2013, respectively. Our average lease size is approximately 29,000 square feet with our tenant base being comprised of primarily investment grade or nationally recognized corporations or governmental agencies. As of December 31, 2014, we owned and operated 74 office properties, one redevelopment asset, and one office building through an unconsolidated joint venture. Approximately 90% of our Annualized Lease Revenue is generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Minneapolis, New York, and Washington, D.C.

Due to the fact that many of our properties were originally acquired in 2002 and 2003 with typically seven to ten years of lease term remaining at the time of acquisition, we re-leased a significant portion of our portfolio over the last several years. As a result, no more than 10% of our lease portfolio is scheduled to expire in any given year over the next four years. In addition, one of our operating objectives has been to sell non-strategic assets and recycle the proceeds into assets and markets which we believe have greater potential to contribute to enterprise value over time.

Headquartered in metropolitan Atlanta, Georgia, with regional and/or local management offices in each of its major markets, Piedmont values operational excellence and ranks first among REITs based on the number of buildings owned and managed with Building Owners Management Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates six major areas of building operations and management and benchmarks a building's performance against industry standards. The achievement of such a designation recognizes excellence in building operations and management. We also have focused on environmental sustainability initiatives at our properties, and approximately 76% of our office portfolio (based on ALR) maintains Energy Star labels (recognizing the top 25% of commercial buildings in energy consumption efficiency) as of December 31, 2014.
We foster long-term relationships with our high-credit quality, diverse tenant base as evidenced by our 74% tenant retention rate over the past nine years. No tenant other than the U.S. government accounts for more than 5% of our Annualized Lease Revenue, and 73% of our Annualized Lease Revenue is derived from investment grade or nationally recognized companies or government agencies.
Information Regarding Disclosures Presented
Annualized Lease Revenue ("ALR") is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes our one redevelopment asset, and our one property held in unconsolidated joint ventures.

Employees

As of December 31, 2014, we had 130 full-time employees, with 52 of our employees working in our corporate office located in metropolitan Atlanta, Georgia. Our remaining employees work in regional and/or local management offices located in Atlanta, Georgia; Boston, Massachusetts; Minneapolis, Minnesota; Washington, D.C.; Tampa, Florida; Dallas, Texas; Houston, Texas; Chicago, Illinois; Detroit, Michigan; and the metropolitan areas surrounding New York, New York and Los Angeles, California. These employees are involved in acquiring and developing properties, as well as performing asset and property management services for our real estate properties and tenants.

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

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2014, no individual tenant represents 10% or more of our future revenues under non-cancelable leases. Additionally, no individual tenant represented 10% or more of our revenues for the year ended December 31, 2014.

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

•	changes in the national, regional, and local economic climate, particularly in markets in which we have a concentration of properties;

•	local office market conditions such as employment rates and changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;

•	changes in the patterns of office use due to technological advances which may make telecommuting more prevalent;

•	the attractiveness of our properties to potential tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	the financial stability of our tenants, including bankruptcies, financial difficulties, or lease defaults by our tenants;

•	changes in operating costs and expenses, including costs for maintenance, insurance, and real estate taxes, and our ability to control rents in light of such changes;

•	the need to periodically fund the costs to repair, renovate, and re-let space;

•	earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or under insured losses;

•	changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment, and taxes; and

•	changes in accounting standards.

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

Because our portfolio consists of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Our properties located in Chicago, Washington, D.C. and the New York metropolitan area account for approximately 22.8%, 15.9%, and 14.0%, respectively, of our ALR. In addition, we currently have several large blocks of space in Washington, D. C. and downtown Chicago that are vacant. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the reduction in demand for office properties, industry slowdowns, governmental cut backs, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates, could adversely affect our rental revenues and operating results.

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

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2014, our most substantial non-U.S. governmental lead tenants, based on ALR, were State of New York (approximately 4.1%), US Bancorp (approximately 3.6%), and Independence Blue Cross (approximately 3.0%). The revenues generated by the properties lead tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

Some of our leases provide tenants with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our tenants to terminate their leases of all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in many cases, paying a termination fee. In certain cases, such early terminations can be effectuated by our tenants with little or no termination fee being paid to us. As of December 31, 2014, approximately 6.6% of our ALR was comprised of leases that provided tenants with early termination rights (including contractions and terminations of whole leases) that could be effected during the subsequent twelve month period. Leases comprising approximately 5.6% of our ALR would require the tenant to pay a termination fee, while 1.0% of our ALR would not require a termination fee upon execution. To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants.

We may face additional risks and costs associated with directly managing properties occupied by government tenants.

We currently own six properties in which some or all of the tenants in each property are federal government agencies. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property) agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions including the requirement to prepare affirmative action plans may be determined to be applicable to the entire operations of our company.

Adverse market and economic conditions may negatively affect us and could cause us to recognize impairment charges on tangible real estate and related lease intangible assets or otherwise impact our performance.

We continually monitor events and changes in circumstances that could indicate that the carrying value of the real estate and related lease intangible assets in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying value of real estate and related lease intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related lease intangible assets to their estimated fair value and recognize an impairment loss.

Projections of expected future cash flows require management to make assumptions to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The current uncertainty in the U.S. economy increases the subjectivity involved in projecting future cash flows, discount and capitalization rates and other factors involved in these calculations. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s estimated fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related lease intangible assets and our net income. In addition, adverse economic conditions could also cause us to recognize additional asset impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations.

Adverse market and economic conditions could cause us to recognize impairment charges on our goodwill, or otherwise impact our performance.

We review the value of our goodwill on an annual basis and when events or changes in circumstances indicate that the carrying value of goodwill may exceed the estimated fair value of such assets. Such interim events could be adverse changes in legal matters or in the business climate, adverse action or assessment by a regulator, the loss of key personnel, or persistent declines in our stock price below our carrying value. Volatility in the overall market could cause the price of our common stock to fluctuate and cause the carrying value of our company to exceed the estimated fair value. If that occurs, our goodwill potentially could be impaired. Impairment charges recognized in order to reduce our goodwill could materially and adversely affect our financial condition and results of operations.

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

We are currently engaged in development and re-development projects where we may be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. Further, we may incur unanticipated additional costs related to disputes with existing tenants during redevelopment projects. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Projects with long lead times may increase leasing risk due to changes in market conditions. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Our real estate development strategies may not be successful.

We are currently engaged in development and redevelopment activities and may continue to engage in additional development related activities to the extent attractive projects become available. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

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

•
construction costs of a project may exceed the original estimates or construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of errors or omissions in the project's design, contract default, contractor or subcontactor default, performance bond surety default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);

•	tenants which pre-lease space or contract with us for a build-to-suit project may default prior to occupying the project;

•	upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we financed through construction loans; and

•	we may not achieve sufficient occupancy levels and/or obtain sufficient rents to ensure the profitability of a completed project.

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

In addition, insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the recent reauthorization of the Terrorism Risk Insurance Act ("TRIA") through 2020, United States insurers cannot exclude conventional (non-CBNR) terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In some cases, mortgage lenders may insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses.

We have four properties located in the Los Angeles metropolitan area, an area that is especially susceptible to earthquakes. Collectively, these properties represent approximately 5.2% of our ALR. Because these properties are located in close proximity to one another, an earthquake in the greater Los Angeles area could materially damage, destroy or impair the use by tenants of all of these properties. If any of our properties incurs a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

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

As of December 31, 2014, we owned an interest in one property representing approximately 0.1 million rentable square feet through an unconsolidated joint venture. In the future we may enter into additional strategic joint ventures with institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including the following:

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

Our continued success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, Donald A. Miller, CFA, Robert E. Bowers, Joseph H. Pangburn, Thomas R. Prescott, Raymond L. Owens, Carroll A. Reddic, and Robert K. Wiberg, each of whom would be difficult to replace. Our ability to retain our management team, or to attract suitable replacements should any member of the executive management team leave, is dependent on the competitive nature of the employment market. The loss of services of one or more of these key members of our management team could adversely affect our results of operations and slow our future growth. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel.

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

•	employ and compensate affiliates;

•	direct our resources toward investments, which ultimately may not appreciate over time;

•	change creditworthiness standards with respect to our tenants;

•	change our investment or borrowing policies;

•	determine that it is no longer in our best interest to attempt to qualify, or to continue to qualify, as a REIT; and

•	suspend, modify or terminate the dividend reinvestment plan.

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

From time to time, changes in state and local tax laws or regulations are enacted, including changes to a state’s treatment of REITs and their stockholders, which may result in an increase in our tax liability. Any shortfall in tax revenues for states and municipalities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends.

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

As of December 31, 2014, we had total outstanding indebtedness of approximately $2.3 billion and a total debt to gross assets ratio of 38.2%. Although the instruments governing our unsecured and secured indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors has authorized or to fund future distributions to our stockholders.

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

Our failure to pay amounts due in respect of any of our indebtedness when due may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. For example, defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although we believe no such instances exist as of December 31, 2014, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds.

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

We cannot give any assurance that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.

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

Currently, outstanding draws on our $500 Million Unsecured Line of Credit and our $50 Million Unsecured Term Loan are our only debt instruments that bear interest at a floating rate. All of our other debt is either fixed rate or has been effectively fixed through interest rate swap agreements. In addition, under the terms of both the $500 Million Unsecured Line of Credit and $50 Million Unsecured Term Loan, our existing draws are subject to various length LIBOR locks. As the $50 Million Unsecured Term Loan is fully drawn, increases in interest rates will increase our interest costs associated with any future draws that we may make on our $500 Million Line of Credit. Such increases would reduce our cash flows and could impact our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2014.

ITEM 2.    PROPERTIES

Overview

As of December 31, 2014, we owned interests in 74 office properties, one redevelopment asset, and one office building through an unconsolidated joint venture. Approximately 90% of our ALR (unaudited) was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Minneapolis, New York, and Washington, D.C. As of December 31, 2014 and 2013, the portfolio was 87.7% and 87.2% leased, respectively, with an average lease term remaining as of each period end of approximately seven years.

ALR (see "Information Regarding Disclosures Presented" above) related to our portfolio of properties was $583.3 million, or $30.98 per leased square foot, as of December 31, 2014 as compared with $569.8 million, or $30.41 per leased square foot, as of December 31, 2013.

Property Statistics

The tables below include statistics for our properties that we own directly and through our consolidated joint ventures, but do not include our respective ownership interests in properties that we own through our unconsolidated joint ventures. "ALR" is defined in Item 1 of this Annual Report on Form 10-K.

The following table shows lease expirations of our office portfolio as of December 31, 2014, during each of the next thirteen years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Lease Revenue (%)
Vacant	$—	2,643	—
2015 (1)	20,438	685	3.5
2016	32,320	1,146	5.6
2017	58,493	1,363	10.0
2018	52,912	1,673	9.1
2019	74,810	2,537	12.8
2020	49,808	1,814	8.5
2021	38,988	1,293	6.7
2022	31,524	1,054	5.4
2023	29,883	1,061	5.1
2024	46,751	1,518	8.0
2025	23,766	896	4.1
2026	17,051	697	2.9
2027	57,241	1,412	9.8
Thereafter	49,292	1,679	8.5
	$583,277	21,471	100.0

(1)	Includes leases with an expiration date of December 31, 2014 aggregating 44,000 square feet and ALR of $0.9 million.

The following table shows the geographic diversification of our portfolio as of December 31, 2014.

Location		Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)
Chicago		$132,861	4,833	22.8
Washington, D.C.		92,822	3,035	15.9
New York		81,711	2,434	14.0
Dallas		44,628	1,906	7.7
Minneapolis		44,192	1,617	7.6
Boston		40,940	1,476	7.0
Atlanta		30,997	1,446	5.3
Los Angeles		30,335	1,010	5.2
Detroit		17,628	817	3.0
Philadelphia		17,613	801	3.0
Central & South Florida		11,088	473	1.9
Houston		10,583	313	1.8
Nashville		10,384	513	1.8
Phoenix		8,238	432	1.4
Austin		6,499	195	1.1
Other	(1)	2,758	170	0.5
		$583,277	21,471	100.0

(1)	Not more than 0.5% is attributable to any individual geographic region.

The following table shows the tenant industry diversification of our portfolio as of December 31, 2014.

Industry		Annualized Lease Revenue (in thousands)	Leased Square Footage (in thousands)	Percentage of Annualized Lease Revenue (%)
Governmental Entity		$79,053	1,702	13.6
Business Services		61,222	2,312	10.5
Depository Institutions		45,985	1,619	7.9
Engineering, Accounting, Research, Management & Related Services		43,328	1,197	7.4
Nondepository Credit Institutions		38,685	1,308	6.6
Insurance Agents, Brokers & Services		38,524	1,335	6.6
Insurance Carriers		32,135	1,289	5.5
Communications		23,043	732	4.0
Security & Commodity Brokers, Dealers, Exchanges & Services		22,375	778	3.8
Real Estate		15,117	465	2.6
Educational Services		14,586	395	2.5
Automotive Repair, Services & Parking		13,577	49	2.3
Food & Kindred Products		12,465	408	2.1
Electronic & Other Electrical Equipment & Components, Except Computer		12,131	428	2.1
Legal Services		11,707	343	2.0
Other	(1)	119,344	4,468	20.5
		$583,277	18,828	100.0

(1)	Not more than 2% is attributable to any individual industry.

The following table shows the tenant diversification of our portfolio as of December 31, 2014.

Tenant	Number of Properties	Expiration Date(s) (1)		Annualized Lease Revenues (in thousands) (2)	Percentage of Annualized Lease Revenues (%)
U.S. Government	6	Various	(3)	$44,768	7.7
State of New York	1	2019		23,926	4.1
US Bancorp	3	2023 / 2024		21,107	3.6
Independence Blue Cross	1	2033		17,613	3.0
GE	2	2027		16,315	2.8
Aon	2	2028		14,900	2.6
Nestle	1	2021		12,235	2.1
City of New York	1	2020		10,009	1.7
KPMG	1	2027		9,157	1.6
Gallagher	1	2018		8,539	1.5
Caterpillar Financial	1	2022		7,805	1.3
DDB Needham	1	2018		7,734	1.3
Technip	1	2018		7,691	1.3
Catamaran	1	2025		7,394	1.3
Jones Lang LaSalle	1	2032		7,164	1.2
Harvard University	2	2017/2018		7,145	1.2
Gemini	1	2021		6,544	1.1
Harcourt	1	2016		6,494	1.1
Edelman	1	2024		6,489	1.1
Key Bank	2	2016		6,422	1.1
Raytheon	2	2019		6,271	1.1
Epsilon Data Management	2	2026		6,058	1.0
First Data Corporation	1	2020		6,008	1.0
Archon Group	2	2018		5,810	1.0
Ralph Lauren	1	2019		5,808	1.0
Integrys	1	2029		5,640	1.0
Henry M Jackson	2	2022		5,577	1.0
Other		Various	(4)	292,654	50.2

				$583,277	100.0

(1)	Represents the expiration year of the majority of the square footage leased by the tenant.

(2)	Approximately 73% of our ALR is derived from investment grade or nationally recognized companies or government agencies.

(3)	Various expirations ranging from 2015 to 2027.

(4)	Not more than 1% of ALR is attributable to any individual tenant.

Certain Restrictions Related to our Properties

Control of certain properties is limited to a certain extent because the properties are owned through joint ventures. In addition, certain of our properties are subject to ground leases and certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details two properties subject to ground leases and twenty properties held as collateral for debt facilities as of December 31, 2014.

ITEM 3.    LEGAL PROCEEDINGS

Piedmont is not subject to any material pending legal proceedings. However, we are subject to routine litigation arising in the ordinary course of owning and operating real estate assets. Our management expects that these ordinary routine legal proceedings will be covered by insurance and does not expect these legal proceedings to have a material adverse effect on our financial condition, results of operations, or liquidity. Additionally, management is not aware of any legal proceedings contemplated by governmental authorities.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 17, 2015, there were 13,720 common stockholders of record of our common stock.

The high and low sales prices for Piedmont’s common stock and the dividend distributions paid on all outstanding classes of common stock to stockholders during 2014 and 2013 were as follows:

	2014 Quarters
	First	Second	Third	Fourth
High	$17.42	$19.80	$19.97	$20.05
Low	$15.83	$16.82	$17.64	$17.44
Dividend per common share	$0.20	$0.20	$0.20	$0.21

	2013 Quarters
	First	Second	Third	Fourth
High	$20.00	$21.09	$19.06	$18.93
Low	$17.94	$16.49	$16.83	$15.86
Dividend per common share	$0.20	$0.20	$0.20	$0.20

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the S&P 500 Index, the FTSE NAREIT Equity REITs Index, and the FTSE NAREIT Equity Office Index for the period beginning on February 10, 2010 (Piedmont’s initial listing of its common stock on the NYSE) through December 31, 2014. The graph assumes a $100 investment in each of the indices on February 10, 2010 and the reinvestment of all dividends.

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	For the Period from February 10, 2010 to December 31, 2014
	2/10/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Piedmont Office Realty Trust, Inc.	$100.00	$138.02	$124.94	$138.67	$132.60	$157.99
FTSE NAREIT Equity Office	$100.00	$119.36	$121.88	$141.38	$187.17	$212.80
FTSE NAREIT Equity REITs	$100.00	$134.99	$146.19	$172.59	$176.85	$230.15
S&P 500	$100.00	$124.61	$123.66	$141.17	$149.04	$187.57

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2014, Piedmont repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the “DRP”), as well as repurchasing and retiring shares as part of our announced stock repurchase plan.
Of the 129,733 shares repurchased during the fourth quarter of 2014, 6,682 shares (at an average price of $17.48 per share) related to repurchase of our common stock pursuant to our announced stock repurchase plan, and 123,051 shares (at an average price of $18.43 per share) related to shares purchased and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended December 31, 2014 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s) (1)
October 1, 2014 to October 31, 2014	7	$17.48	7	$37,040
November 1, 2014 to November 30, 2014	—	$—	—	$37,040
December 1, 2014 to December 31, 2014	123	$18.43	—	$37,040	(1)
Total	130	$18.38	7

(1)
Under our amended and restated DRP, as set forth in a Current Report on Form 8-K filed February 24, 2011, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, the "Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program" relates only to our Amended and Restated Stock Repurchase Plan authorizing the repurchase of up to $150 million in stock repurchases. The stock repurchase plan was announced on November 3, 2011 and is currently scheduled to expire during the third quarter 2015, and is separate from shares purchased for DRP issuance.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2014	2013	2012	2011	2010
Statement of Income Data(1):
Total revenues	$566,252	$549,610	$520,704	$520,647	$511,207
Property operating costs	$239,436	$220,779	$206,189	$200,159	$189,277
Depreciation and amortization	$195,175	$166,070	$158,277	$153,017	$129,465
General and administrative expenses	$23,820	$21,881	$20,767	$25,070	$28,119
Other income/(expense)	$(67,742)	$(68,682)	$(75,937)	$(58,761)	$(60,367)
Income from continuing operations(1)	$40,079	$72,198	$59,534	$83,640	$103,979
Income from discontinued operations(1)	$2,152	$26,545	$33,685	$141,416	$16,415
Gain on sale of real estate assets not classified as discontinued operations	$1,132	$—	$—	$—	$—
Net income attributable to noncontrolling interest	$(15)	$(15)	$(15)	$(15)	$(15)
Net income attributable to Piedmont	$43,348	$98,728	$93,204	$225,041	$120,379
Per-Share Data(1):
Per weighted-average common share data:
Income from continuing operations per share—basic	$0.27	$0.44	$0.35	$0.48	$0.61
Income from continuing operations per share—diluted	$0.27	$0.44	$0.35	$0.48	$0.60
Income from discontinued operations per share—basic and diluted	$0.01	$0.16	$0.20	$0.82	$0.10
Net income attributable to Piedmont per share—basic	$0.28	$0.60	$0.55	$1.30	$0.71
Net income attributable to Piedmont per share—diluted	$0.28	$0.60	$0.55	$1.30	$0.70
Dividends declared and paid to common stockholders	$0.81	$0.80	$0.80	$1.26	$1.26
Weighted-average shares outstanding—basic (in thousands)	154,452	165,013	170,312	172,765	170,753
Weighted-average shares outstanding—diluted (in thousands)	154,585	165,137	170,441	172,981	170,967
Balance Sheet Data (at period end):
Total assets	$4,795,501	$4,666,088	$4,254,875	$4,447,834	$4,373,480
Total stockholders’ equity	$2,312,015	$2,461,159	$2,640,495	$2,773,428	$2,773,454
Outstanding debt	$2,277,589	$2,002,205	$1,416,525	$1,472,525	$1,402,525
Ratio of Earnings to Fixed Charges	1.5	2.1	1.9	2.2	2.5
Funds from Operations Data(2):
Net income attributable to Piedmont	$43,348	$98,728	$93,204	$225,041	$120,379
Depreciation and Amortization	195,345	170,158	164,750	170,553	150,441
Loss/(gain) on consolidation	—	898	—	(1,532)	—
Impairment loss	—	12,046	—	—	9,640
(Gain)/loss on sale	(2,161)	(31,292)	(27,577)	(122,773)	792
Funds From Operations(2)	$236,532	$250,538	$230,377	$271,289	$281,252
Acquisition costs	560	1,763	141	1,347	600
Gain on extinguishment of debt	—	—	—	(1,039)	—
Net (recoveries)/loss of casualty loss and litigation settlements	(6,992)	(11,828)	12,670	—	—
Core Funds From Operations(2)	$230,100	$240,473	$243,188	$271,597	$281,852
Amortization of deferred financing costs, fair market adjustments on notes payable, and discount on Senior Notes	2,632	2,664	2,648	4,608	2,608
Depreciation of non real estate assets	508	406	502	499	707
Straight-line effects of lease revenue and amortization of below-market in-place lease intangibles	(33,848)	(23,375)	(22,831)	(16,572)	(11,881)
Stock-based and other non-cash compensation	3,975	1,590	2,246	4,705	3,681
Acquisition costs	(560)	(1,763)	(141)	(1,347)	(600)
Income from amortization of discount on purchase of mezzanine loans	—	—	—	(484)	(2,405)
Non-incremental capital expenditures	(84,630)	(102,977)	(87,657)	(60,401)	(45,286)
Adjusted Funds From Operations(2)	$118,177	$117,018	$137,955	$202,605	$228,676

(1)	Prior period amounts have been adjusted to conform with the current period presentation, including classifying revenues from sold properties as discontinued operations for all periods presented.

(2)
Net income calculated in accordance with GAAP is the starting point for calculating Funds from Operations, Core Funds From Operations, and Adjusted Funds From Operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations, Core Funds from Operations, and Adjusted Funds From Operations" below for a description and reconciliation of the calculations as presented.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013, and 2012 included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a fully integrated, self-managed real estate investment trust specializing in the acquisition, ownership, management, development, and disposition of primarily high-quality Class A office buildings located in major U.S. office markets and leased primarily to high-credit-quality tenants. We operate as a real estate investment trust for federal income tax purposes.

Our common stock is listed on the New York Stock Exchange (NYSE:PDM) and based on our December 31, 2014 equity market capitalization of $2.9 billion, Piedmont is among the largest office REITs in the United States based on comparison to the constituents of the Bloomberg U.S. Office REIT Index.

Our portfolio of primarily Class A commercial office buildings was 87.7% and 87.2% leased as of December 31, 2014 and 2013, respectively. Our average lease size is approximately 29,000 square feet with our tenant base being comprised of primarily investment grade or nationally recognized corporations or governmental agencies. As of December 31, 2014, we owned and operated 74 office properties, one redevelopment asset, and one office building through an unconsolidated joint venture, and approximately 90% of our ALR was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Minneapolis, New York, and Washington, D.C.

Due to the fact that many of our properties were originally acquired in 2002 and 2003 with typically seven to ten years of lease term remaining at the time of acquisition, we re-leased a significant portion of our portfolio over the last several years. As a result, no more than 10% of our lease portfolio is scheduled to expire in any given year over the next four years. In addition, one of our operating objectives has been to sell non-strategic assets and recycle the proceeds into assets and markets which we believe have the greatest potential to contribute to enterprise value over time

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. During the three months ended December 31, 2014, we entered into a $50 Million Unsecured Term Loan, the proceeds from which were used to fund the difference in the acquisition price of Park Place at Turtle Creek and the disposition proceeds of our 3900 Dallas Parkway asset, and to pay down our $500 Million Unsecured Line of Credit. As of the time of this filing, we had approximately $48.6 million of capacity remaining under our $500 Million Unsecured Line of Credit available for future borrowing and were shortly intending to market certain properties for sale which, if consummated, would generate approximately $260 to $270 million of proceeds over the next ten to twelve months. Further, subject to market conditions, we anticipate incurring additional unsecured debt during the first half of 2015 to refinance a maturing mortgage loan, repay the $50 Million Unsecured Term Loan, and provide additional liquidity. To that end, during the fourth quarter we entered into $250 million of forward starting interest rate swaps to lock a portion of the interest rate for the potential debt we may incur in 2015. We may continue to issue additional equity or debt securities from time to time and/or seek additional secured or unsecured borrowings from third-party lenders as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital is highly dependent on market conditions.
Our most consistent use of capital has historically been, and we believe will continue to be to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2014 and 2013, we incurred the following types of capital expenditures (in thousands):

	Years Ended
	December 31, 2014	December 31, 2013
Capital expenditures for new development	$25,256	$543
Capital expenditures for redevelopment/ renovations	14,151	215
Other capital expenditures, including tenant improvements	129,484	175,230
Total capital expenditures(1)	$168,891	$175,988

(1)
Of the total amounts paid, approximately $3.5 million and $0.2 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2014 and 2013, respectively.

"Capital expenditures for new development" relate to the construction of a 300,000 square foot, 11-story office tower in Houston, Texas. We broke ground on the development during the second quarter of 2014 and anticipate expending an additional $38-40 million to complete the project by the third quarter of 2015, as well as expending approximately $21-24 million in leasing commissions and tenant improvements during subsequent lease-up of the property.

"Capital expenditures for redevelopment/renovations" relate to repositioning our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use to private sector use. We anticipate spending an additional $19-20 million to complete the office tower on schedule by the first quarter of 2015. Retail and plaza work may continue into the third quarter of 2015. Following completion of the redevelopment of the asset, we also anticipate spending approximately $21-$22 million in re-leasing costs, consisting of both leasing commissions and tenant improvements.

"Other capital expenditures" include two types of specifically identified projects: (i) building improvement projects that we as the owner may choose to perform at our discretion at any of our various properties; and (ii) tenant improvement allowances that we have committed to as part of executed leases with our tenants, with the majority of such expenditures typically relating to the latter type. During the year ended December 31, 2014 and 2013, we committed to spend approximately $3.48 and $2.64 per square foot per year of lease term, respectively, for tenant improvement allowances related to new and renewal leases executed during such years. As of December 31, 2014, unrecorded contractual obligations that we expect to spend over the next five years for non-incremental tenant improvements related to our existing lease portfolio totaled $46.2 million, down from $76.6 million as of December 31, 2013 as a result of completing several significant tenant build outs during the year. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Commitments for incremental tenant improvements associated with new leases, primarily at value-add properties, totaled approximately $23.0 million as of December 31, 2014.

During the year ended December 31, 2014 and 2013, we paid $27.7 million and $34.3 million, respectively, in leasing commissions and other lease acquisition costs and committed to pay $1.53 and $0.91 per square foot per year of lease term, respectively, of such costs to procure new and renewal leases for our portfolio of office properties.

In addition to the amounts described above that we have committed to as part of already executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases. Given that our primary operating model is to lease large blocks of space to credit-worthy tenants, some of these items can result in significant capital outlays. Both the timing and magnitude of such expenditures have yet to be determined and are highly dependent on competitive market conditions of the respective office market at the time of lease negotiations. In particular, exclusive of our redevelopment project at 3100 Clarendon Boulevard discussed above, there are a total of three blocks of space in excess of 200,000 square feet in our Chicago and Washington, D.C portfolios that are currently vacant, and we may grant significant concession packages to secure new tenants for those spaces, among others.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. In addition, our board of directors has authorized a repurchase plan for our common stock for use when we believe that our stock is trading at a meaningful discount to what we believe the estimated fair value of our net assets to be and we may use capital resources to make purchases under this plan. As of December 31, 2014, there was $37.0 million of authorized capacity remaining on the program which may be spent prior to the program's expiration in third quarter 2015.

Finally, although our only near term debt maturities are the $105.0 million note payable secured by our US Bancorp building in Minneapolis, Minnesota that matures in May 2015, and the $50 Million Unsecured Term Loan that matures in April 2015, on a longer term basis, we expect to use capital to repay debt when obligations become due.

The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, building redevelopment projects, and general property capital improvements; (v) long-term payout ratios for comparable companies; (vi) our ability to access sources of debt and equity capital, plus potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. Given the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements.

Results of Operations

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2014 vs. the year ended December 31, 2013

Income from Continuing Operations

Income from continuing operations per share on a fully diluted basis decreased from $0.44 for the year ended December 31, 2013 to $0.27 for the year ended December 31, 2014 primarily due to higher depreciation expense mostly associated with new tenant and building improvements put into service after January 1, 2013 and higher amortization expense due mainly to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2013 and 2014.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2014%		December 31, 2013%		Variance
Revenue:
Rental income	$454.6		$443.1		$11.5
Tenant reimbursements	109.6		104.3		5.3
Property management fee revenue	2.1		2.2		(0.1)
Total revenues	566.3	100%	549.6	100%	16.7
Expense:
Property operating costs	239.5	42%	220.7	40%	18.8
Depreciation	138.6	24%	121.0	22%	17.6
Amortization	56.6	11%	45.1	8%	11.5
General and administrative	23.8	4%	21.9	4%	1.9
Real estate operating income	107.8	19%	140.9	26%	(33.1)
Other income (expense):
Interest expense	(74.4)	13%	(73.6)	13%	(0.8)
Other income/(expense)	0.1	—%	(2.3)	—%	2.4
Net recoveries of casualty loss and litigation settlements	7.0	1%	11.8	2%	(4.8)
Equity in loss of unconsolidated joint ventures	(0.4)	—%	(3.7)	1%	3.3
Loss on consolidation	—	—%	(0.9)	1%	0.9
Income from continuing operations	$40.1	7%	$72.2	13%	$(32.1)

Income from discontinued operations	$2.2		$26.5		$(24.3)

Revenue

Rental income increased approximately $11.5 million for the year ended December 31, 2014 as compared to the same period in the prior year. Although we recognized approximately $21.6 million of additional revenue attributable to properties acquired during 2013 and 2014, the increase was primarily offset by the expiration of a large governmental lease at our 3100 Clarendon Boulevard building in December 2013.

Tenant reimbursements increased approximately $5.3 million for the year ended December 31, 2014 compared to the same period in the prior year primarily due to additional tenant reimbursements associated with properties acquired during 2013 and 2014, and partial reimbursements of higher property operating expenses discussed below; specifically property taxes, maintenance costs, utility costs, and snow removal.

Expense

Property operating costs increased approximately $18.8 million for the year ended December 31, 2014 compared to the same period in the prior year. The increase is primarily due to approximately $10.6 million of additional operating expenses attributable to properties acquired during 2013 and 2014. Additionally, we incurred higher property tax expense of $3.7 million and repair and maintenance costs of $1.7 million at certain of our existing properties. We also incurred higher utility and snow removal costs of $1.7 million and $0.5 million, respectively, due to the harsh weather in some of the markets in which we own and operate properties.

Depreciation expense increased approximately $17.6 million for the year ended December 31, 2014 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2013, which contributed approximately $11.3 million to the increase. An additional $4.2 million of the increase is attributable to properties acquired during 2013 and 2014, as well as a $1.6 million increase associated with higher accelerated depreciation expense as a result of lease modifications or terminations as compared to the prior year.

Amortization expense increased approximately $11.5 million for the year ended December 31, 2014 compared to the same period in the prior year. Approximately $8.6 million of the increase is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2013 and 2014. The acceleration of amortization expense related to the early termination of a lease at our 400 Bridgewater Crossing building in Bridgewater, New Jersey and a structured partial lease termination at our 1430 Enclave Parkway building in Houston, Texas also contributed approximately $2.7 million to the increase.

General and administrative expenses increased approximately $1.9 million for the year ended December 31, 2014 compared to the prior year primarily due to higher non-cash stock compensation costs as a result of stronger stock performance in the current year.

Other Income (Expense)

Interest expense increased approximately $0.8 million for the year ended December 31, 2014 as compared to the prior year as a result of higher outstanding debt balances during the current year, partially offset by lower average interest rates due to refinancing activity during the first and third quarters of 2014.

Other income/expense increased approximately $2.4 million for the year ended December 31, 2014 as compared to the prior year. The variance is primarily due to a decrease in costs associated with the acquisition of new properties of approximately $1.7 million compared to the prior period, as well as the sale of density rights related to our Sarasota Commerce Center II building to a third-party for approximately $0.7 million during the current year.

We recognized a decrease in net recoveries of casualty loss and litigation settlement expense for the year ended December 31, 2014 compared to the prior year of approximately $4.8 million. These recoveries are non-recurring in nature and are largely associated with the receipt of insurance proceeds related to litigation settlement expense previously incurred, as well as insurance proceeds associated with damage to certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy. The timing of such reimbursements is dependent upon outside parties.

Equity in income of unconsolidated joint ventures increased approximately $3.3 million during the year ended December 31, 2014, as compared to the prior year, primarily as a result of recognizing a $4.4 million, other-than-temporary impairment loss related to our equity interest in an unconsolidated joint venture in the prior year. This increase was partially offset by lower operating income in 2014 compared to the prior year due to the purchase and consolidation of the remaining interests in three office properties held through two unconsolidated joint ventures in 2013 (see discussion in paragraph below) and the sale of the Two Park Center building, held through our sole remaining unconsolidated joint venture, in May 2014. We expect equity in income of unconsolidated joint ventures to continue to decrease as we anticipate disposing of the remaining property held through an unconsolidated joint venture.

Income from Discontinued Operations

In accordance with GAAP, the operations of assets that we have sold or classified as held for sale during any of the periods presented in the accompanying statement of operations which meet the amended definition of discontinued operations (see Note 2 and Note 14) are classified as discontinued operations for all periods presented. Income from discontinued operations decreased approximately $24.3 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to the recognition of the following gains on sale in the prior year: 1200 Enclave Parkway building in Houston, Texas, of approximately $16.2 million; 350 Spectrum Loop in Colorado Springs, Colorado of approximately $8.0 million; and 8700 South Price Road in Tempe, Arizona of approximately $7.1 million. These gains were offset by impairment charges in the prior period of $6.4 million related to 1111 Durham Avenue in South Plainfield, New Jersey and $1.2 million related to 11107 and 11109 Sunset Hills Road in Reston, Virginia. We do not expect that income from discontinued operations will be comparable to future periods, as such income is subject to the occurrence and timing of future property dispositions that may be classified as discontinued operations.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2013 vs. the year ended December 31, 2012

Income from Continuing Operations

Income from continuing operations per share on a fully diluted basis increased from $0.35 for the year ended December 31, 2012 to $0.44 for the year ended December 31, 2013 primarily due to additional rental income associated with the acquisition of properties in 2013 as well as the commencement of certain significant leases during the same period, an impact of approximately $0.18 per diluted share. We also recognized net recoveries of casualty loss and litigation settlements of $11.8 million in 2013 compared to a net casualty loss of $12.7 million in 2012, a total increase of $0.15 per diluted share. These increases were offset by $0.16 per diluted share of increases in property operating costs due to newly acquired properties in 2013, as well as higher depreciation expense associated with new tenant and building improvements put into service after January 1, 2012. In addition, we recorded approximately $0.05 per diluted share of increased interest expense as a result of higher outstanding debt balances primarily caused by property acquisitions during 2013.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2013 and 2012, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2013%		December 31, 2012%		$ Increase (Decrease)
Revenue:
Rental income	$443.1		$411.8		$31.3
Tenant reimbursements	104.3		106.6		(2.3)
Property management fee revenue	2.2		2.3		(0.1)
Total revenues	549.6	100%	520.7	100%	28.9
Expense:
Property operating costs	220.7	40%	206.2	40%	14.5
Depreciation	121.0	22%	108.9	21%	12.1
Amortization	45.1	8%	49.3	9%	(4.2)
General and administrative expense	21.9	4%	20.8	4%	1.1
Real estate operating income	140.9	26%	135.5	26%	5.4
Other income (expense):
Interest expense	(73.6)	13%	(65.0)	12%	(8.6)
Other income/(expense)	(2.3)	—%	0.8	—%	(3.1)
Net recoveries/(loss) from casualty loss and litigation settlements	11.8	2%	(12.7)	3%	24.5
Equity in (loss)/income of unconsolidated joint ventures	(3.7)	1%	0.9	—%	(4.6)
Gain on consolidation of variable interest entity	(0.9)	1%	—	—%	(0.9)
Income from continuing operations	$72.2	13%	$59.5	11%	$12.7

Income from discontinued operations	$26.5		$33.7		$(7.2)

Revenue

Rental income for the year ended December 31, 2013 increased to approximately $443.1 million, as compared to $411.8 million for the year ended December 31, 2012 primarily due to approximately $22.0 million of additional revenue attributable to properties acquired and the commencement of several significant leases during the year ended December 31, 2013. Additionally, rental restructuring income, mostly at our 6021 Connection Drive building, contributed $5.9 million to the increase. These increases were offset by the expiration of a 330,000 square foot lease at our One Independence Square building in Washington, D.C. during March 2013.

Tenant reimbursements decreased from approximately $106.6 million for the year ended December 31, 2012 to approximately $104.3 million for the year ended December 31, 2013. The variance is mainly attributable to an approximate $4.8 million reduction in tenant reimbursements as a result of operating expense and tax abatements granted on a large lease renewal at the 500 W. Monroe building in Chicago, Illinois and an approximate $2.5 million reduction in reimbursements at the One Independence Square building due to the lease expiration discussed above. These decreases were offset by an increase in tenant reimbursements at our 60 Broad Street building in New York City, New York, our US Bancorp Center building, and our Aon Center building in Chicago, Illinois primarily driven by higher recoverable property tax expense and operating expenses in the current period, as well as an increase in reimbursements attributable to the acquisition of the Arlington Gateway building located in Arlington, Virginia.

Expense

Property operating costs increased approximately $14.5 million for the year ended December 31, 2013 compared to the same period in the prior year. Properties acquired during 2013 contributed approximately $6.6 million of additional operating costs and higher recoverable property tax expense at our existing properties contributed an additional $5.5 million of operating costs.

Depreciation expense increased approximately $12.1 million for the year ended December 31, 2013 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2012, which contributed approximately $8.3 million to the increase. The remainder of the increase is attributable to properties acquired during 2013.

Amortization expense decreased approximately $4.2 million for the year ended December 31, 2013 compared to the same period in the prior year. The variance is largely attributable to reduced amortization expense of approximately $14.3 million resulting from lease intangible assets becoming fully amortized at certain of our existing properties subsequent to January 1, 2012, as well as lower accelerated amortization expense from lease terminations compared to the year ended December 31, 2012. However, these decreases were largely offset by approximately $12.1 million of additional amortization expense related to property acquisitions during 2013.

General and administrative expenses increased approximately $1.1 million for the year ended December 31, 2013 compared to the prior year primarily due to higher personnel and benefits costs in 2013.

Other Income (Expense)

Interest expense increased approximately $8.6 million for the year ended December 31, 2013 as compared to the same period in the prior year and is attributable to higher outstanding debt balances during 2013 primarily as a result of property acquisitions and repurchases under our stock repurchase plan.

Other income/(expense) decreased approximately $3.1 million for the year ended December 31, 2013 as compared to the same period in the prior year. The decrease reflects approximately $1.6 million of costs associated with acquisition transactions during 2013, as well as a decrease in interest income associated with the repayment of a note receivable in October 2012. The remaining variance is attributable to higher costs related to unconsummated capital markets transactions during 2013.

For the year ended December 31, 2013 we recognized $11.8 million in insurance recoveries associated with litigation settlement expense related to settlement agreements of two class action lawsuits, as well as casualty losses related to damage incurred at certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy, as compared to net expense of approximately $12.7 million related to these same events during the year ended December 31, 2012.

Equity in income of unconsolidated joint ventures decreased approximately $4.6 million during the year ended December 31, 2013, as compared to the same period in the prior year, primarily as a result of recognizing a $4.4 million, other-than-temporary impairment loss related to an equity interest in an unconsolidated joint venture.

During the year ended December 31, 2013, Piedmont exercised its dissenter's right to buy out each of its co-venturers' interests in three office properties previously held through two unconsolidated joint ventures. The $0.9 million difference between the fair value of the properties acquired and the sum of Piedmont's previously recorded book value in investment in unconsolidated joint ventures plus cash consideration paid for the interests was recorded as a loss on consolidation in Piedmont's consolidated statement of operations for the year ended December 31, 2013. The acquisitions also resulted in a decrease in equity in income of unconsolidated joint ventures as compared to 2012, as the result of operations of these properties are now consolidated on the same basis as our other wholly-owned properties.

Income from Discontinued Operations

In accordance with GAAP, the operations of assets that we have sold or classified as held for sale during any of the periods presented in the accompanying statement of operations which meet the amended definition of discontinued operations (see Note 2 and Note 14) are classified as discontinued operations for all periods presented. Income from discontinued operations decreased approximately $7.2 million for the year ended December 31, 2013 as compared to the same period in the prior year primarily due to the recognition of impairment charges of $6.4 million and $1.2 million at the 1111 Durham Avenue building in South Plainfield, New Jersey and the 11109 and 11107 Sunset Hills Road buildings in Reston, Virginia, respectively.

Funds From Operations ("FFO"), Core Funds From Operations ("Core FFO"), and Adjusted Funds From Operations (“AFFO”)

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

We calculate AFFO as Core FFO (calculated as set forth above) exclusive of the net effects of: (i) amortization associated with deferred financing costs, note payable estimated fair value adjustments, and issuance discounts on Senior Notes; (ii) depreciation of non real estate assets; (iii) straight-line lease revenue/expense; (iv) amortization of above and below-market lease intangibles; (v) stock-based and other non-cash compensation expense; (vi) amortization of mezzanine discount income; (vii) acquisition costs, and (viii) non-incremental capital expenditures (as defined below). Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	2014	Per Share (1)	2013	Per Share(1)	2012	Per Share(1)
Net income attributable to Piedmont	$43,348	$0.28	$98,728	$0.60	$93,204	$0.55
Depreciation of real assets (2)	138,497	0.90	124,138	0.75	114,340	0.67
Amortization of lease-related costs (2)	56,848	0.37	46,020	0.28	50,410	0.29
Impairment loss (2)	—	—	12,046	0.07	—	—
Loss on consolidation	—	—	898	0.01	—	—
Gain on sale- wholly-owned properties	(2,330)	(0.02)	(31,292)	(0.19)	(27,577)	(0.16)
Loss on sale- unconsolidated partnerships	169	—	—	—	—	—
Funds From Operations	$236,532	$1.53	$250,538	$1.52	$230,377	$1.35
Adjustments:
Acquisition costs	560	—	1,763	0.01	141	—
Net loss/(recoveries) from casualty loss and litigation settlements	(6,992)	(0.04)	(11,828)	(0.07)	12,670	0.08
Core Funds From Operations	$230,100	$1.49	$240,473	$1.46	$243,188	$1.43
Adjustments:
Deferred financing cost amortization	2,703	0.02	2,587	0.01	2,648	0.01
Amortization of estimated fair market adjustments on notes payable	(246)	—	—	—	—	—
Amortization of discount on Senior Notes	175	—	77	—	—	—
Depreciation of non real estate assets	508	—	406	—	502	—
Straight-line effects of lease revenue (2)	(29,121)	(0.19)	(18,097)	(0.11)	(17,153)	(0.10)
Stock-based and other non-cash compensation	3,975	0.02	1,590	0.01	2,246	0.01
Net effect of amortization of below-market in-place lease intangibles (2)	(4,727)	(0.03)	(5,278)	(0.03)	(5,678)	(0.03)
Acquisition costs	(560)	—	(1,763)	(0.01)	(141)	—
Non-incremental capital expenditures (3)	(84,630)	(0.55)	(102,977)	(0.62)	(87,657)	(0.51)
Adjusted Funds From Operations	$118,177	$0.76	$117,018	$0.71	$137,955	$0.81
Weighted-average shares outstanding – diluted	154,585		165,137		170,441

(1)	Based on weighted-average shares outstanding—diluted.

(2)	Includes adjustments for wholly-owned properties (including discontinued operations), as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income (Cash Basis)

Property Net Operating Income on a cash basis ("Property NOI") is a non-GAAP measure which we use to assess our operating results. It is calculated as real estate operating income with the add-back of corporate general and administrative expense, depreciation and amortization, impairment losses and the deduction of income and expense associated with property management performed by Piedmont for other organizations. We present this measure on a cash basis, which eliminates the effects of straight lined rents and fair value lease revenue. We use this measure as a proxy for the cash generated by our real estate properties. Same Store Net Operating Income on a cash basis ("Same Store NOI") is another non-GAAP measure very similar to Property NOI; however, Same Store NOI only reflects Property NOI attributable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store NOI excludes amounts attributable to unconsolidated joint venture assets. We believe Same Store NOI is an important measure because it allows us to compare the cash flows generated by our same real estate properties from one period to another. Other REITs may calculate Property NOI and Same Store NOI differently and our calculation should not be compared to that of other REITs.

The following table sets forth our Property NOI and Same Store NOI with a reconciliation to our net income attributable to common stockholders (GAAP basis) for the years ended December 31, 2014 and December 31, 2013, respectively (in thousands):

	December 31, 2014	December 31, 2013

Net income attributable to Piedmont	$43,348	$98,728

Net income attributable to noncontrolling interest	15	15
Interest expense	74,446	73,583
Depreciation (1)	139,004	124,545
Amortization (1)	56,848	46,020
Acquisition costs	560	1,763
Impairment loss (1)	—	12,046
Net recoveries of casualty loss and litigation settlements	(6,992)	(11,828)
Gain on sale of real estate assets (1)	(2,161)	(31,292)
Loss on consolidation	—	898
General & administrative expenses (1)	23,863	22,016
Management fee revenue	(1,110)	(1,231)
Other (income)/expense (1)	39	563
Straight line rent adjustment (1)	(29,121)	(18,097)
Net effect of amortization of below-market in-place lease intangibles (1)	(4,727)	(5,278)
Property NOI (cash basis)	294,012	312,451

Acquisitions (2)	(26,136)	(14,659)
Dispositions (3)	(1,478)	(5,087)
Unconsolidated joint ventures	(18)	(9,791)

Same Store NOI	$266,380	$282,914

Change period over period in Same Store NOI	(5.8)%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of Arlington Gateway in Arlington, Virginia, purchased on March 4, 2013; 5 & 15 Wayside Road in Burlington, Massachusetts, purchased on March 22, 2013; Royal Lane Land in Irving, Texas, purchased on August 1, 2013; 5301 Maryland Way in Brentwood, Tennessee, the remaining equity interest in which was purchased on August 12, 2013; 6565 North MacArthur Boulevard in Irving, Texas, purchased on December 5, 2013; One Lincoln Park in Dallas, Texas, purchased on December 20, 2013; 161 Corporate Center in Irving, Texas, purchased on December 30, 2013; 5 Wall Street in Burlington, Massachusetts, purchased on June 27, 2014; 1155 Perimeter Center West in Atlanta, Georgia, purchased on August 28, 2014; and TownPark Land in Lake Mary, Florida, purchased on November 21, 2014.

(3)
Dispositions consist of of 1111 Durham Avenue in South Plainfield, New Jersey, sold on March 28, 2013; 1200 Enclave Parkway in Houston, Texas, sold on May 1, 2013; 350 Spectrum Loop in Colorado Springs, Colorado, sold on November 1, 2013; 8700 South Price Road in Tempe, Arizona, sold on December 30, 2013; 11107 and 11109 Sunset Hills Road in Reston, Virginia, sold on March 19, 2014; 1441 West Long Lake Road and 4685 Investment Drive in Troy, Michigan, sold on April 30, 2014; and 2020 West 89th Street in Leawood, Kansas, sold on May 19, 2014.

Overview

Our portfolio is a national portfolio located in several geographic markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 29,000 square feet with 7.1 years of lease term remaining as of December 31, 2014. As a result, occupancy as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire. Over the last several years we have re-leased a significant portion of our portfolio which temporarily negatively impacted our Same Store NOI, most noticeably in the first and second quarter of 2014. However, as rental abatement periods related to certain significant renewals and replacement leases began to expire during 2014, Property NOI on a sequential quarter basis began to improve. As of December 31, 2014 we still had 0.4 million square feet of executed leases for currently vacant space that have yet to commence and another 1.3 million square feet of commenced leases in some form of rental abatement; therefore, we anticipate additional growth in Property NOI during 2015 as those leases commence and abatement periods expire. Additionally, any absorption of currently vacant space in the portfolio due to additional new leasing activity could also favorably impact Same Store NOI depending on commencement dates and abatement periods of the new leases.

Occupancy

Excluding one unconsolidated joint venture and one property that was not in service due to a redevelopment project as of December 31, 2014, our portfolio in total was 87.7% leased as of December 31, 2014, up from 87.2% leased as of December 31, 2013. As of December 31, 2014, scheduled expirations for the portfolio as a whole for 2015 and 2016 represented 3.5% and 5.6%, respectively, of our ALR; therefore, the majority of our leasing efforts over the next two years will be focused on leasing currently vacant space. To the extent we are able to execute leases for currently vacant space, these additional rental payments should favorably impact overall occupancy and our Same Store NOI comparisons once any associated abatement periods expire.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

We have executed a large number of leasing transactions over the past several years, approximately 400,000 square feet of which relates to currently vacant space and which has not commenced as of December 31, 2014. Commencement of new leases typically occurs 6-24 months from the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Same Store NOI. In addition, office leases, both new and lease renewals, typically contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. As of December 31, 2014, approximately 1.3 million square feet of commenced leases were still in some form of abatement. Finally, in some cases we have not yet identified a replacement tenant for an expired lease or have entered into renewal leases for decreased square footage or for lower market rental rates than the previous lease, which will negatively impact Same Store NOI.
All of the above items negatively impacted Same Store NOI comparisons for the year ended December 31, 2014 as compared to the year ended December 31, 2013. On a prospective basis, however, we anticipate that Property NOI on a sequential quarter over quarter basis will continue to improve as certain significant leases for currently vacant space commence and rental abatement periods expire.
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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements are discussed in Note 4 “Unconsolidated Joint Ventures” and Note 10 “Commitments and Contingencies” (specifically related to Operating Lease Obligations) of the accompanying consolidated financial statements. The unconsolidated joint ventures in which we invest are prohibited by their governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the notes of our accompanying consolidated financial statements, as well as the Contractual Obligations table below.

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

The estimated fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the estimated fair value of these assets. We determine the as-if-vacant estimated fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate the cost to execute similar leases including leasing commissions, legal, and other related costs.

The estimated fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The estimated fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on our consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

Estimating the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount and capitalization rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which would impact the amount of our reported net income attributable to Piedmont.

Valuation of Real Estate Assets and Investments in Joint Ventures which Hold Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present for wholly-owned properties, which indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to the estimated fair value and recognize an impairment loss. For our investments in unconsolidated joint ventures, we assess the estimated fair value of our investment, as compared to our carrying amount. If we determine that the carrying value is greater than the estimated fair value at any measurement date, we must also determine if such a difference is temporary in nature. Value fluctuations which are “other than temporary” in nature are then recorded to adjust the carrying value to the estimated fair value amount.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including capitalization and discount rates, could result in an incorrect assessment of the property’s estimated fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our reported net income attributable to Piedmont.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no issues of impairment related to our goodwill as of December 31, 2014.

Investment in Variable Interest Entities

Variable Interest Entities (“VIEs”) are defined by GAAP as entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. If an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, absorbs the majority of the entity’s expected losses, or receives a majority of the entity’s expected residual returns. Generally, expected losses and expected residual returns are the anticipated negative and positive variability, respectively, in the estimated fair value of the VIE’s net assets. When we make an investment, we assess whether the investment represents a variable interest in a VIE and, if so, whether we are the primary beneficiary of the VIE. Incorrect assumptions or assessments may result in an inaccurate determination of the primary beneficiary. The result could be the consolidation of an entity acquired or formed in the future that would otherwise not have been consolidated or the non-consolidation of such an entity that would otherwise have been consolidated.

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

Interest Rate Derivatives

We periodically enter into interest rate derivative agreements to hedge our exposure to changing interest rates on variable rate debt instruments. As required by GAAP, we record all derivatives on the balance sheet at estimated fair value. We reassess the effectiveness of our derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. Currently, we do not use derivatives for trading or speculative purposes.

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of December 31, 2014 are designated as cash flow hedges. See Note 7 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The amendments in ASU 2014-09 change the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. Additionally, lease contracts are specifically excluded from ASU 2014-09. The amendments in ASU 2014-09 are effective in the first quarter of 2017 for us, and early adoption is not permitted. We are currently evaluating the potential impact, if any, of the amendments of ASU 2014-09.

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2014.

Contractual Obligations

Our contractual obligations as of December 31, 2014 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-term debt(1)	$2,279,787	$155,747	$743,292	(2)	$301,974	(3)	$1,078,774	(4)
Operating lease obligations(5)	42,875	451	902		902		40,620
Total	$2,322,662	$156,198	$744,194		$302,876		$1,119,394

(1)
Amounts include principal payments only and balances outstanding as of December 31, 2014, not including unamortized issuance discounts or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of $72.1 million during the year ended December 31, 2014, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

(2)
Includes the balance outstanding as of December 31, 2014 of the $500 Million Unsecured Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of August 21, 2017) provided Piedmont is not then in default and upon payment of extension fees.

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

(4)
Includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 2.39% through the original maturity date of November 22, 2016. Additionally, Piedmont entered into three forward starting swaps to effectively fix, absent any changes to Piedmont's credit rating, the rate of this facility to 3.35% for the extension period (November 22, 2016 to January 15, 2020). As such, we estimate incurring, exclusive of changes to our credit rating, approximately $7.2 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through the original maturity of the debt facility in November 2016, and approximately $10.1 million per annum for the extension period ending in January 2020.

(5)
Two properties (the 2001 NW 64th Street building in Ft. Lauderdale, Florida and the River Corporate Center building in Tempe, Arizona) are subject to ground leases with expiration dates of 2048 and 2101, respectively. The aggregate remaining payments required under the terms of these operating leases as of December 31, 2014 are presented above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured Line of Credit, our $300 Million Unsecured 2011 Term Loan, the $300 Million Unsecured 2013 Term Loan which funded in January 2014, and the $50 Million Unsecured Term Loan which funded in December 2014. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $500 Million Unsecured Line of Credit and

$50 Million Unsecured Term Loan is based on fixed or effectively-fixed interest rates to hedge against instability in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2014, our consolidated debt consisted of the following (in thousands):

	2015	2016	2017	2018	2019		Thereafter		Total
Maturing debt:
Variable rate repayments	$50,000	$434,000	$—	$—	$—		$—		$484,000
Variable rate average interest rate	1.31%	1.34%	—%	—%	—%		—%		1.34%
Fixed rate repayments	$105,747	$168,384	$140,908	$960	$301,014	(2)	$1,078,774	(3)	$1,795,787
Fixed rate average interest rate(1)	5.29%	5.55%	5.76%	5.55%	2.79%		3.57%		3.90%

(1)	See Note 5 of our accompanying consolidated financial statements for further details on our debt structure.

(2)
The amount includes the $300 Million Unsecured 2013 Term Loan which has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78%.

(3)
The amount includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix , exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.39% through November 22, 2016 and to 3.35% for November 22, 2016 to January 15, 2020.

As of December 31, 2013, our consolidated debt consisted of the following (in thousands):

	2014	2015	2016		2017	2018	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$—	$366,000		$—	$—	$—	$366,000
Variable rate average interest rate	—%	—%	1.35%		—%	—%	—%	1.35%
Fixed rate repayments	$575,000	$105,000	$467,525	(1)	$140,000	$—	$350,000	$1,637,525
Fixed rate average interest rate(1)	4.89%	5.29%	3.72%		5.76%	—%	3.40	4.34%

(1)
The amount includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix , exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.39% through November 22, 2016 and to 3.35% for November 22, 2016 to January 15, 2020.

As of December 31, 2014 and 2013, the estimated fair value of our debt above was approximately $2.3 billion and $2.0 billion, respectively. Our interest rate swap agreements in place at December 31, 2014 carried a notional amount totaling $1.2 billion with a weighted-average fixed interest rates (not including the corporate credit spread) of 1.77%. Our interest swap agreements in place at December 31, 2013 carried a notional amount totaling $580.0 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.70%.

The variable rate debt outstanding as of December 31, 2014 is based on LIBOR or the prime rate plus a specified margin as elected by us at certain intervals. An increase in the variable interest rate on the variable-rate facilities constitutes a market risk, as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders. The current stated interest rate spread on the $500 Million Unsecured Line of Credit and the $50 Million Unsecured Term Loan is LIBOR plus 1.175% and 1.15%, respectively (based on our current corporate credit rating).

A change in the interest rate on the fixed, or effectively fixed, portion of our debt portfolio impacts the estimated fair value of the instrument but has no impact on interest incurred or cash flows.

As of December 31, 2014, a 1% increase interest rates on our variable rate debt outstanding would increase interest expense approximately $4.8 million on a per annum basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2014 or 2013.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, our management believes that, as of December 31, 2014, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued its report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s Web site at http://www.piedmontreit.com under the “Corporate Governance” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of February, 2015.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN	Director	February 18, 2015
Michael R. Buchanan

/s/ DONALD S. MOSS	Director	February 18, 2015
Donald S. Moss

/s/ WESLEY E. CANTRELL	Director	February 18, 2015
Wesley E. Cantrell

/s/ WILLIAM H. KEOGLER, JR.	Director	February 18, 2015
William H. Keogler, Jr.

/s/ JEFFREY L. SWOPE	Director	February 18, 2015
Jeffrey L. Swope

/s/ RAYMOND G. MILNES, JR.	Director	February 18, 2015
Raymond G. Milnes, Jr.

/s/ FRANK C. MCDOWELL	Vice-Chairman, and Director	February 18, 2015
Frank C. McDowell

/s/ DONALD A. MILLER, CFA	President and Director	February 18, 2015
Donald A. Miller, CFA	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 18, 2015
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 18, 2015
Laura P. Moon	(Principal Accounting Officer)

Barbara B. Lang	Director

EXHIBIT INDEX
TO
2014 FORM 10-K
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

4.3
Indenture, dated March 6, 2014, by and among the Operating Partnership, Piedmont Office Realty Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on March 6, 2014)

4.4
Supplemental Indenture, dated March 6, 2014, by and among the Operating Partnership, Piedmont Office Realty Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on March 6, 2014)

4.5	Form of 4.450% Senior Notes due 2024 (included in Exhibit 4.4 hereto)

10.1
Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership dated June 27, 2001, by and between the Operating Partnership and Wells Real Estate Investment Fund XIII, L.P. (incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-44900), filed on July 23, 2001)

10.2
Amended and Restated Promissory Note dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.3
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.4
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

10.11
Amended and Restated Dividend Reinvestment Plan of the Company adopted February 24, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011)

10.12*
Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.13*
Amendment Number One to Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 14, 2011)

10.14*
Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.15*
Amendment Number One to the Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 9, 2011)

10.16
Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 1, 2000 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001)

10.17
Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.18
Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.19*
Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.20*
Employment Agreement dated May 14, 2007, by and between the Company and Carroll A. “Bo” Reddic, IV (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.21*	Employment Agreement dated May 14, 2007, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.22*	Employment Agreement dated May 14, 2007, by and between the Company and Laura P. Moon (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.23*
Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective May 18, 2007 (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 7, 2007)

10.24
Term Loan Agreement, dated as of November 22, 2011, among the Operating Partnership, as Borrower, the Company, as Parent, JP Morgan Securities, LLC, and Suntrust Robinson Humphrey, Inc., as Joint-Lead Arrangers and Book Runners, JPMorgan Chase Bank as Administrative Agent, Suntrust Bank as Syndication Agent, Wells Fargo Bank as Documentation Agent, the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 29, 2011)

10.25
Amendment No. 2 To Term Loan Agreement, dated as of August 21, 2014, among the Operating Partnership, as Borrower, the Company, as Parent, J.P. Morgan Securities, LLC and SunTrust Robinson Humphrey, Inc., as Co-Lead Arrangers and Joint Book Runners, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank as Syndication Agent, and the financial institutions party thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2014)

10.26*
2010 Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.27*	2010 Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.28*
Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.29*	Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.30
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

10.31
Amendment No. 1 to Term Loan Agreement, dated as of August 21, 2012, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank as Administrative Agent, and the other banks party thereto as Lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 23, 2012)

10.32*
Offer Letter Dated October 17, 2012 among the Company and Robert K. Wiberg (incorporated by reference to Exhibit 10.41 to the Company's Annual Report of Form 10-K for the year ended December 31, 2012, filed on February 27, 2013)

10.33*	The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan dated December 5, 2013

10.34*	The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan Adoption Agreement dated December 5, 2013

10.35
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Piedmont Office Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piedmont Office Realty Trust, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective April 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Atlanta, Georgia
February 18, 2015

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Piedmont Office Realty Trust, Inc.

We have audited Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Piedmont Office Realty Trust, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Piedmont Office Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Piedmont Office Realty Trust, Inc. and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/S/ Ernst and Young LLP
Atlanta, Georgia
February 18, 2015

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$702,800	$687,244
Buildings and improvements, less accumulated depreciation of $1,088,062 and $970,434 as of December 31, 2014 and December 31, 2013, respectively	3,224,178	3,150,705
Intangible lease assets, less accumulated amortization of $79,860 and $71,820 as of December 31, 2014 and December 31, 2013, respectively	70,177	74,377
Construction in progress	63,393	24,270
Real estate assets held for sale	14,544	15,387
Total real estate assets	4,075,092	3,951,983
Investments in and amounts due from unconsolidated joint ventures	7,798	14,388
Cash and cash equivalents	12,306	6,973
Tenant receivables, net of allowance for doubtful accounts of $231 and $346 as of December 31, 2014 and December 31, 2013, respectively	27,711	31,145
Straight-line rent receivables	169,532	138,159
Restricted cash and escrows	5,679	394
Prepaid expenses and other assets	27,820	24,771
Goodwill	180,097	180,097
Interest rate swaps	430	24,176
Deferred financing costs, less accumulated amortization of $6,067 and $13,041 as of December 31, 2014 and December 31, 2013, respectively	7,667	8,759
Deferred lease costs, less accumulated amortization of $142,915 and $125,110 as of December 31, 2014 and December 31, 2013, respectively	280,105	283,213
Other assets held for sale	1,264	2,030
Total assets	$4,795,501	$4,666,088
Liabilities:
Unsecured debt, net of discount of $5,456 and $1,320 as of December 31, 2014 and December 31, 2013, respectively	$1,828,544	$1,014,680
Secured debt, inclusive of premium of $3,258 and $0 as of December 31, 2014 and December 31, 2013, respectively	449,045	987,525
Accounts payable, accrued expenses, and accrued capital expenditures	133,988	128,818
Deferred income	22,215	22,267
Intangible lease liabilities, less accumulated amortization of $37,964 and $44,256 as of December 31, 2014 and December 31, 2013, respectively	43,277	47,113
Interest rate swaps	6,417	4,526
Total liabilities	2,483,486	2,204,929
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2014 or December 31, 2013	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2014 or December 31, 2013	—	—
Common stock, $.01 par value; 750,000,000 shares authorized, 154,324,089 shares issued and outstanding as of December 31, 2014; and 157,460,903 shares issued and outstanding at December 31, 2013	1,543	1,575
Additional paid-in capital	3,666,182	3,668,906
Cumulative distributions in excess of earnings	(1,365,620)	(1,231,209)
Other comprehensive income	8,301	20,278
Piedmont stockholders’ equity	2,310,406	2,459,550
Noncontrolling interest	1,609	1,609
Total stockholders’ equity	2,312,015	2,461,159
Total liabilities and stockholders’ equity	$4,795,501	$4,666,088
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$454,635	$443,106	$411,842
Tenant reimbursements	109,548	104,253	106,544
Property management fee revenue	2,069	2,251	2,318
	566,252	549,610	520,704
Expenses:
Property operating costs	239,436	220,779	206,189
Depreciation	138,596	120,980	108,959
Amortization	56,579	45,090	49,318
General and administrative	23,820	21,881	20,767
	458,431	408,730	385,233
Real estate operating income	107,821	140,880	135,471
Other income (expense):
Interest expense	(74,446)	(73,583)	(65,023)
Other income/(expense)	62	(2,336)	833
Net recoveries/(loss) from casualty events and litigation settlements	6,992	11,811	(12,670)
Equity in income/(loss) of unconsolidated joint ventures	(350)	(3,676)	923
Loss on consolidation	—	(898)	—
	(67,742)	(68,682)	(75,937)
Income from continuing operations	40,079	72,198	59,534
Discontinued operations:
Operating income, excluding impairment loss	954	2,897	6,108
Impairment loss	—	(7,644)	—
Gain on sale of real estate assets	1,198	31,292	27,577
Income from discontinued operations	2,152	26,545	33,685
Gain on sale of real estate assets	1,132	—	—
Net income	43,363	98,743	93,219
Less: Net income attributable to noncontrolling interest	(15)	(15)	(15)
Net income attributable to Piedmont	$43,348	$98,728	$93,204
Per share information— basic and diluted:
Income from continuing operations	$0.27	$0.44	$0.35
Income from discontinued operations	0.01	0.16	0.20
Net income available to common stockholders	$0.28	$0.60	$0.55
Weighted-average shares outstanding—basic	154,452,121	165,012,713	170,312,328
Weighted-average shares outstanding—diluted	154,585,273	165,137,482	170,441,223
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2014		2013		2012

Net income attributable to Piedmont		$43,348		$98,728		$93,204
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 7)	(17,122)		24,312		(7,656)
Reclassification of previously recorded loss included in net income (See Note 7)	5,145		3,126		3,033
Other comprehensive income/(loss)		(11,977)		27,438		(4,623)
Comprehensive income attributable to Piedmont		$31,371		$126,166		$88,581

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2011	172,630	$1,726	$3,663,662	$(891,032)	$(2,537)	$1,609	$2,773,428
Share repurchases as part of announced plan	(5,255)	(52)	—	(88,685)	—	—	(88,737)
Offering costs associated with issuance of common stock	—	—	567	—	—	—	567
Dividends to common stockholders ($0.80 per share), dividends to preferred shareholders of subsidiary, and dividends reinvested	—	—	(195)	(136,168)	—	(15)	(136,378)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	181	2	3,017	—	—	—	3,019
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	93,204	—	—	93,204
Other comprehensive loss	—	—	—	—	(4,623)	—	(4,623)
Balance, December 31, 2012	167,556	1,676	3,667,051	(1,022,681)	(7,160)	1,609	2,640,495
Share repurchases as part of an announced plan	(10,246)	(102)	—	(175,167)	—	—	(175,269)
Offering costs associated with issuance of common stock	—	—	(91)	—	—	—	(91)
Dividends to common stockholders ($0.80 per share), dividends to preferred shareholders of subsidiary, and dividends reinvested	—	—	(197)	(132,089)	—	(15)	(132,301)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	151	1	2,143	—	—	—	2,144
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	98,728	—	—	98,728
Other comprehensive income	—	—	—	—	27,438	—	27,438
Balance, December 31, 2013	157,461	1,575	3,668,906	(1,231,209)	20,278	1,609	2,461,159
Share repurchases as part of an announced plan	(3,190)	(32)	—	(52,764)	—	—	(52,796)
Retirement of shares returned from escrow	(85)	(1)	(1,478)	—	—	—	(1,479)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	(4,054)	—	—	—	(4,054)
Dividends to common stockholders ($0.81 per share), dividends to preferred shareholders of subsidiary, and dividends reinvested	—	—	(188)	(124,995)	—	(15)	(125,198)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	138	1	2,996	—	—	—	2,997
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	43,348	—	—	43,348
Other comprehensive loss	—	—	—	—	(11,977)	—	(11,977)
Balance, December 31, 2014	154,324	$1,543	$3,666,182	$(1,365,620)	$8,301	$1,609	$2,312,015

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$43,363	$98,743	$93,219
Operating distributions received from unconsolidated joint ventures	266	1,475	2,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	138,679	123,566	113,650
Amortization of deferred financing costs and estimated fair market value adjustments on notes payable	1,578	2,620	2,648
Settlement of forward starting interest rate swaps	14,960	672	—
Other amortization	56,327	43,939	47,479
Impairment loss on wholly-owned properties	—	7,644	—
Stock compensation expense	3,975	1,590	2,246
Reduction of long-lived assets due to casualty event	—	—	1,980
Equity in income of unconsolidated joint ventures	350	3,676	(923)
Gain on sale of real estate assets	(2,330)	(31,292)	(27,577)
Loss on consolidation	—	898	—
Retirement of shares returned from escrow	(1,479)	—	—
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(40,505)	(29,101)	(21,720)
(Increase)/decrease in restricted cash and escrows	(135)	(60)	8,705
Increase in prepaid expenses and other assets	(1,884)	(3,427)	(3,837)
Increase/(decrease) in accounts payable and accrued expenses	2,995	(6,434)	8,486
(Decrease)/increase in deferred income	(277)	570	(5,769)
Net cash provided by operating activities	215,883	215,079	220,925
Cash Flows from Investing Activities:
Acquisition of real estate assets, net of related debt assumed, and intangibles	(117,418)	(366,182)	(4,225)
Net cash held in escrow for acquisitions	(5,150)	—	—
Capitalized expenditures, net of accruals	(168,891)	(175,988)	(104,262)
Acquisition of unconsolidated joint ventures, net of cash assumed	—	(14,242)	—
Net sale proceeds from wholly-owned properties and consolidated joint venture	46,232	95,671	93,839
Net sale proceeds received from unconsolidated joint ventures	6,017	—	—
Investments in unconsolidated joint ventures	(42)	(793)	(136)
Deferred lease costs paid	(27,694)	(34,298)	(48,692)
Net cash used in investing activities	(266,946)	(495,832)	(63,476)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,294)	(4,892)	(3,125)
Proceeds from debt	1,052,527	1,085,604	409,000
Repayments of debt	(813,702)	(500,000)	(465,000)
Discount paid due to loan modification	(1,135)	—	—
Net costs of issuance of common stock	—	(91)	(229)
Repurchases of common stock as part of announced plan	(54,802)	(173,551)	(88,450)
Dividends paid and discount on dividend reinvestments	(125,198)	(132,301)	(136,378)
Net cash provided by/(used in) financing activities	56,396	274,769	(284,182)
Net increase/(decrease) in cash and cash equivalents	5,333	(5,984)	(126,733)
Cash and cash equivalents, beginning of year	6,973	12,957	139,690
Cash and cash equivalents, end of year	$12,306	$6,973	$12,957
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013, AND 2012

1.    Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Piedmont engages in the acquisition, development, management, and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned subsidiary, Piedmont Office Holdings, Inc ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of December 31, 2014, Piedmont owned 74 office properties, one redevelopment asset, and one office building through an unconsolidated joint venture. Piedmont's 74 consolidated office properties comprise 21.5 million square feet (unaudited) of primarily Class A commercial office space, and were 87.7% leased (unaudited) as of December 31, 2014. As of December 31, 2014, approximately 90% of our annualized lease revenue ("ALR") (unaudited) was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Minneapolis, New York, and Washington, D.C.

Piedmont internally evaluates all of the real estate assets as one operating segment, and accordingly, does not report segment information.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Piedmont’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity of which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors.

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

In addition, during the three years ended December 31, 2014, Piedmont owned interests in certain properties through its ownership in various unconsolidated joint venture partnerships. Although Piedmont is currently or was the majority equity participant in these joint ventures, Piedmont and its co-venturer exercised joint control over the properties held by the joint ventures. As a result, in accordance with GAAP, the accounts of these joint ventures are not consolidated, but rather accounted for using the equity method of accounting in Piedmont’s consolidated financial statements.

Please refer to Note 6 for a summary of Piedmont’s interests in and consolidation treatment of its various VIEs as of December 31, 2014.

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

Real Estate Assets

Real estate assets are stated at cost, as adjusted for any impairment, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, any tenant improvements or major improvements, and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development, or redevelopment, of a real estate asset is in progress. Approximately $2.1 million, $31,000 , and $0 of interest was capitalized for the years ended December 31, 2014, 2013, and 2012, respectively.

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

For properties owned as part of an investment in unconsolidated joint ventures, Piedmont assesses the estimated fair value of its investment as compared to its carrying amount. If Piedmont determines that the carrying value is greater than the estimated fair value at any measurement date, Piedmont must also determine if such a difference is temporary in nature. Value fluctuations which are “other than temporary” in nature are then recorded to adjust the carrying value to the estimated fair value amount.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Piedmont allocates the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values.

The estimated fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the estimated fair value of these assets. Management determines the as-if-vacant estimated fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate the cost to execute similar leases including leasing commissions, legal, and other related costs.

The estimated fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental revenues over the remaining terms of the respective leases.

The estimated fair values of in-place leases include an estimate of the direct costs associated with obtaining the acquired or "in place" tenant, estimates of opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. The amount capitalized as direct costs associated with obtaining a tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

Gross intangible assets and liabilities recorded at acquisition as of December 31, 2014 and 2013, respectively, are as follows (in thousands):

	December 31, 2014	December 31, 2013
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$23,785	$21,137
Absorption Period Costs	$126,252	$125,060
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$159,670	$158,427
Intangible Lease Liabilities (Below-Market In-Place Leases)	$81,241	$91,369

For the years ended December 31, 2014, 2013, and 2012, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	2014	2013	2012
Amortization expense related to Intangible Lease Origination Costs and Absorption Period Costs	$36,007	$30,409	$36,151
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$4,727	$5,278	$5,678

Net intangible assets and liabilities as of December 31, 2014 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	Absorption Period Costs	Intangible Lease Origination Costs(1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2015	$2,449	$15,385	$19,840	$6,759
2016	2,371	12,800	17,256	6,638
2017	1,599	10,025	14,250	6,736
2018	1,027	7,393	11,229	6,143
2019	633	5,580	8,848	4,842
Thereafter	31	10,884	17,042	12,159
	$8,110	$62,067	$88,465	$43,277

Weighted-Average Amortization Period (in years)	4	6	6	7

(1)	Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

Investments in and Amounts Due from Unconsolidated Joint Ventures

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

Cash and Cash Equivalents

Piedmont considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates estimated fair value, and consist of investments in money market accounts.

Tenant Receivables, net and Straight-line Rent Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables represent the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates estimated fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Piedmont adjusted the allowance for doubtful accounts by recording provisions for/(recoveries of) bad debts of approximately $(5,000), $186,000, and $(27,000) for the years ended December 31, 2014, 2013, and 2012, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of income.

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

Prepaid expenses and other assets will be expensed as utilized or reclassified to other asset accounts upon being put into service in future periods. Balances without a future economic benefit are expensed as they are identified. Deferred common area maintenance costs are amortized to property operating costs as the related reimbursement income is recognized over the period specified in the respective lease. Piedmont recognized amortization of deferred common area maintenance for the years ended December 31, 2014, 2013, and 2012 of approximately $2.5 million, $2.1 million, and $1.6 million, respectively.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Piedmont tests the carrying value of its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. Piedmont first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, Piedmont concludes that the estimated fair value is greater than the carrying amount, then performing a further two-step impairment test is unnecessary. However, if Piedmont chooses to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized.

Interest Rate Derivatives

Piedmont periodically enters into interest rate derivative agreements to hedge its exposure to changing interest rates. Piedmont records all derivatives on the balance sheet at estimated fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and also to determine if the forecasted transactions remain highly probable. Currently, Piedmont does not use derivatives for trading or speculative purposes.

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of Piedmont's interest rate derivative agreements as of December 31, 2014 are designated as cash flow hedges.

Deferred Financing Costs

Costs incurred in connection with obtaining financing which are paid to service providers other than lenders, or customary fees paid to lenders which are not calculated based on the total commitment of the facility, are capitalized as deferred financing costs in the accompanying consolidated balance sheets. These costs are amortized to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of deferred financing costs for the years ended December 31, 2014, 2013, and 2012 of approximately $2.7 million, $2.6 million, and $2.6 million, respectively.

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases. In addition to direct costs, deferred lease costs also include intangible lease origination costs related to in-place leases acquired as part of a property acquisition and direct payroll costs incurred related to negotiating and executing specific leases. For the years ended December 31, 2014, 2013, or 2012, Piedmont capitalized approximately $0.7 million, $0.1 million, and $0, respectively, of internal leasing and development costs.

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of income as follows:

•	Approximately $40.9 million, $31.9 million, and $28.3 million of deferred lease costs for the years ended December 31, 2014, 2013, and 2012, respectively, are included in amortization expense; and

•
Approximately $4.2 million, $3.5 million, and $2.5 million, of deferred lease costs related to lease incentives granted to tenants for the years ended December 31, 2014, 2013, and 2012, respectively, was included as an offset to rental income.

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

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to estimated fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0.2 million, $0, and $0 for the years ended December 31, 2014, 2013, and 2012, respectively. Additionally, Piedmont records debt issuance premiums/discounts as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $0.2 million, $0.1 million, and $0 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Preferred Stock

To date, Piedmont has not issued any shares of preferred stock; however, Piedmont is authorized to issue up to100,000,000 shares of one or more classes or series of preferred stock. Piedmont’s board of directors may determine the relative rights, preferences, and privileges of any class or series of preferred stock that may be issued, and can be more beneficial than the rights, preferences, and privileges attributable to Piedmont’s common stock.

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. The board of directors of Piedmont has authorized the repurchase and retirement of up to $150 million of Piedmont's common stock through third quarter of 2015. Piedmont may repurchase the shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. The timing of repurchases is dependent upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. As of December 31, 2014, there was approximately $37.0 million in remaining capacity under the program which may be used for share repurchases through third quarter of 2015.

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

In addition, certain non-controlling interests are held in the form of equity participation agreements in Piedmont's consolidated variable interest entities. The equity participation agreements include an option to redeem when certain conditions are met. These instruments are re-measured at the redemption amount once the redemption becomes probable and reclassified to a liability once the redemption option is exercised or conditions are met to make the option mandatorily redeemable.

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

Non-qualified Deferred Compensation Plan

Additionally, Piedmont has adopted a nonqualified deferred compensation plan which allows certain employees to elect to defer their receipt of compensation, including both cash and stock-based compensation, until future taxable years. Amounts deferred are invested in trading securities held in a "rabbi trust" and are measured using quoted market prices as of the reporting date. Such investments are included in cash equivalents due to their short-term, liquid nature, with the corresponding liability included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

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

Litigation Settlement Expense and Casualty Losses and Related Insurance Recoveries
During the year ended December 31, 2012, Piedmont settled two separate securities class action lawsuits and recorded $7.0 million in litigation settlement expense. Additionally, from time to time, specific assets may be damaged or destroyed by natural disasters. Such damages may result in significant expenses related to the destruction of fixed assets or costs to clean, repair, and establish emergency operations at the building or buildings affected by the casualty event. In addition, Piedmont may recognize expenses as a result of issuing rent abatements to tenants for business interruptions caused by the tenants' inability to access the space that they lease from Piedmont. Losses related to the above items are estimated and recorded in the period incurred without regard to whether the loss may be ultimately recoverable under Piedmont's various insurance policies. During the years ended December 31, 2014, 2013 and 2012, substantially all of the net casualty loss recorded related to losses incurred in Piedmont's New York/New Jersey portfolio as a result of Hurricane Sandy which occurred in October 2012.
Insurance recoveries are recorded as income in the period that the insurance company definitively notifies Piedmont of its intent to issue payment. During the years ended December 31, 2014 and 2013, Piedmont received and recognized net recoveries in excess of losses of approximately $7.0 million and $11.8 million, respectively, and recognized $12.7 million of net losses during the year ended December 31, 2012 related to litigation settlements and casualty losses. Of the net recoveries described above during the years ended December 31, 2014, 2013, and 2012, Piedmont recognized $0.3 million, $1.5 million, and $0 in business interruption insurance recoveries, respectively.
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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes. Accordingly, neither a provision nor a benefit for federal income taxes has been made in the accompanying consolidated financial statements. Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in general and administrative expenses in the accompanying consolidated financial statements. Additionally, Piedmont conducts certain operations through its taxable REIT subsidiary, Piedmont Office Holdings, Inc. These operations resulted in recording a provision for income taxes of approximately $0, $0, and $8,500 for the years ended December 31, 2014, 2013, and 2012, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to properties classified as held for sale and the required presentation of income from discontinued operations for properties sold during the three months ended March 31, 2014, and the years ended December 31, 2013, and 2012 (see Note 14). Effective April 1, 2014, Piedmont adopted the amendments of Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which changed the criteria for reporting discontinued operations. Further, gains and losses on sale related to properties which do not meet the newly adopted definition of discontinued operations and the operational results of these properties are included in income from continuing operations for all periods presented, while the gain on sale is presented in accordance with SEC Rule 3-15 of Regulation S-X in the accompanying consolidated statements of income between discontinued operations and net income. These gains and/or losses, however, are included in continuing operations for purposes of calculating earnings per share data. Operational results related to properties sold or held for sale as of March 31, 2014 continue to be presented as discontinued operations because the adoption provisions of ASU 2014-08 require prospective implementation. None of these reclassifications affect net income or net equity attributable to Piedmont as presented in previous periods.

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

3.    Acquisitions

During the year ended December 31, 2014, Piedmont acquired 100% ownership of the following properties using proceeds from the $500 Million Unsecured Line of Credit, proceeds from property dispositions, and cash on hand, net of debt assumed, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Rentable Square Feet (Unaudited)	Percentage Leased as of Acquisition (Unaudited)		Contractual Purchase Price (in millions)
5 Wall Street	Boston, MA	June 27, 2014	181,680	100%		$62.5	(1)
1155 Perimeter Center West	Atlanta, GA	August 28, 2014	376,694	100%		$80.8
Land Parcel	Metropolitan Statistical Area	Date of Acquisition	Acreage	Contractual Purchase Price (in millions)
Lake Mary Land Parcel	Orlando, FL	November 21, 2014	25.2	$7.7	(2)

(1)
The purchase included the assumption of a $35.0 million mortgage loan with a principal balance outstanding at acquisition of approximately $33.7 million, maturing on September 1, 2021. See further detail on the mortgage loan in Note 5.

(2)	Piedmont capitalized approximately $0.2 million of closing costs in conjunction with the purchase of the land parcel.

4.    Unconsolidated Joint Ventures

Investments in Unconsolidated Joint Ventures

As of December 31, 2014 and 2013, Piedmont owned interests in the following unconsolidated joint ventures (in thousands):

Name of Joint Venture	Properties Held by Joint Venture	Piedmont’s Approximate Ownership Percentage
			2014	2013
Fund XIII and REIT Joint Venture	8560 Upland Drive; and Two Park Center (1)	72%	$7,661	$14,122

(1)	During the year ended December 31, 2014, Piedmont sold its 72% interest in the Two Park Center building in Hoffman Estates, Illinois.

During the year ended December 31, 2013, Piedmont exercised its dissenter's right to buy out each of its co-venturers' interests in three office properties (4685 Investment Drive in Troy, Michigan, 5301 Maryland Way in Brentwood, Tennessee, and 2020 W. 89th Street in Kansas City, Missouri) previously held through two unconsolidated joint ventures. The $0.9 million difference between the fair value of the properties acquired and the sum of Piedmont's previously recorded book value in investment in unconsolidated joint ventures plus cash consideration paid for the interests was recorded as a loss on consolidation in Piedmont's consolidated statement of operations for the year ended December 31, 2013.

5.    Debt

During the year ended December 31, 2014, Piedmont drew down the entire principal commitment of the $300 Million Unsecured 2013 Term Loan (effective interest rate of 2.78%), established in December 2013, and used the proceeds primarily to repay $200 million (interest rate of 4.87%) and $25 million (interest rate of 5.70%) in maturing mortgage debt. Also during the year ended December 31, 2014, Piedmont, through its wholly owned operating partnership, Piedmont OP, issued $400 million in aggregate principal amount of 4.45% senior notes which mature on March 15, 2024 (the “$400 Million Unsecured Senior Notes”). The proceeds from the $400 Million Unsecured Senior Notes were primarily used to repay the $350 Million Secured Pooled Facility (interest rate of 4.84%).

Additionally during the year ended December 31, 2014, Piedmont, in conjunction with the purchase of the 5 Wall Street building located in Burlington, Massachusetts, assumed a $35.0 million mortgage loan that matures on September 1, 2021. The loan is amortizing, and bears interest at the rate of 5.55% per annum. Piedmont recorded the loan at its estimated fair value as of the acquisition date, resulting in a premium of approximately $3.5 million which is being amortized as an offset to interest expense over the remaining term of the loan using the effective interest method.

Finally, during the year ended December 31, 2014, Piedmont obtained a short-term, interest-only, term loan facility in the amount of $50 million (the "$50 Million Unsecured Term Loan"). The facility bears interest at a rate of LIBOR plus a spread that can range from 0.9% to 1.9%, based on Piedmont's corporate credit rating. As of December 31, 2014, the stated interest rate spread on the facility is 1.15%. The $50 Million Unsecured Term Loan matures on April 1, 2015. Piedmont may extend the maturity, assuming it is not currently in default, of the $50 Million Unsecured Term Loan by three months upon giving the lender notice and paying an extension fee equal to 0.125% of the outstanding principal amount at the time of such extension.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2014 and 2013 (in thousands):

Facility	Collateral	Rate(1)		Maturity
						2014	2013
Secured (Fixed)
$200.0 Million Mortgage Note	Aon Center	4.87%		5/1/2014		$—	$200,000
$25.0 Million Mortgage Note	Aon Center	5.70%		5/1/2014		—	25,000
$350.0 Million Secured Pooled Facility	Nine Property Collateralized Pool	4.84%		6/7/2014		—	350,000
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015		105,000	105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool(2)	5.50%		4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525	42,525
$140.0 Million WDC Mortgage Notes	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000	140,000
$35.0 Million Mortgage Note	5 Wall Street	5.55%	(3)	9/1/2021		36,520	—
Subtotal/Weighted Average(4)		5.55%				449,045	987,525
Unsecured (Variable and Fixed)
$300 Million Unsecured 2011 Term Loan		LIBOR + 1.15%	(5)	1/15/2020		298,944	300,000
$500 Million Unsecured Line of Credit		LIBOR + 1.175%	(6)	8/19/2016	(7)	434,000	366,000
$350 Million Senior Notes		3.40%	(8)	06/01/2023		348,800	348,680
$300 Million Unsecured 2013 Term Loan		LIBOR + 1.20%	(9)	1/31/2019		300,000	—
$400 Million Senior Notes		4.45%	(10)	3/15/2024		396,832	—
$50 Million Unsecured Term Loan		LIBOR + 1.15%	(11)	4/1/2015		49,968	—
Subtotal/Weighted Average(4)		2.82%				1,828,544	1,014,680
Total/ Weighted Average(4)		3.35%				$2,277,589	$2,002,205

(1)	Other than the $35.0 Million Mortgage Note, all of Piedmont’s outstanding debt as of December 31, 2014 and 2013 is interest-only.

(2)	Property collateralized pool includes 1430 Enclave Parkway in Houston, Texas, Windy Point I and II in Schaumburg, Illinois, and 1055 East Colorado Boulevard in Pasadena, California.

(3)
The $35 Million Mortgage Note has a contractual fixed rate of 5.55%; however, the amortization of the premium recorded in order to adjust the note to its estimated fair value, results in an effective interest rate of 3.75%.

(4)	Weighted average is based on the contractual balance of outstanding debt and interest rates in the table as of December 31, 2014.

(5)
The $300 Million Unsecured 2011 Term Loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.39% through November 22, 2016 and to 3.35% from November 22, 2016 to January 15, 2020.

(6)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.175% as of December 31, 2014) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of December 31, 2014 consists of 30-day LIBOR draws at an average rate of 0.168% (subject to the additional spread mentioned above). Further, for the year ended December 31, 2014, Piedmont incurred net borrowings of approximately $68.0 million on its outstanding line of credit.

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

(9)
The $300 Million Unsecured 2013 Term Loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78%.

(10)
The $400 Million Senior Notes have a fixed coupon rate of 4.45%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 4.48%. After consideration of the impact of settled interest rate swap agreements, in addition to the issuance discount, the effective interest rate on this debt is 4.10%.

(11)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.15% as of December 31, 2014) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of December 31, 2014 consists of a 30-day LIBOR draw at a rate of 0.16%.

A summary of the aggregate maturities of Piedmont’s indebtedness as of December 31, 2014, is provided below (in thousands):

2015	$155,747
2016	602,384	(1)
2017	140,908
2018	960
2019	301,014
Thereafter	1,078,774
Total	$2,279,787

(1)
Includes the balance outstanding as of December 31, 2014 of the $500 Million Unsecured Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of August 21, 2017) provided Piedmont is not then in default and upon payment of extension fees.

Piedmont’s weighted-average interest rate as of December 31, 2014 and 2013, for aforementioned borrowings was approximately 3.35% and 3.80%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements of approximately $72.1 million, $69.8 million, and $62.6 million during the years ended December 31, 2014, 2013, and 2012, respectively.

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

A summary of Piedmont’s interests in and consolidation treatment of its VIEs as of December 31, 2014 is as follows, (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of December 31, 2014	Net Carrying Amount as of December 31, 2013	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(2.8)	$(5.3)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$(1.1)	$(0.9)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$245.3	$228.3
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to 100% of the economic benefits of the property until such returns are met.

Suwanee Gateway One, LLC(1)	100%	Suwanee Gateway One	Consolidated	$7.2	$7.4
Equity participation rights exist if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.(1)

400 TownPark, LLC(2)	100%	400 TownPark	Consolidated	$21.9	$22.3
Equity participation rights exist if certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.(2)

Piedmont TownPark Land, LLC	100%	Land Parcel Adjacent to 400 TownPark building	Consolidated	$7.9	$—
The equity participation and service fee agreement includes equity participation rights for the third party manager if certain defined events occur and certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such events occur and returns are achieved.

(1)	As of January 6, 2015, Piedmont exercised its right to terminate the equity participation rights agreement related to Suwanee Gateway One, LLC., without any pay out required.

(2)	As of January 29, 2015, Piedmont exercised its right to terminate the equity participation rights agreement related to 400 TownPark, LLC, without any pay out required.

Each of the VIEs described above has the sole purpose of holding land and/or office buildings and their resulting operations, and are consolidated in the accompanying financial statements in the same manner as Piedmont's wholly-owned properties.

During the year ended December 31, 2014, the equity participation conditions for Medici Atlanta, LLC were met and the minority interest was reclassified to mezzanine equity through a reduction to additional paid in capital. Subsequently, the redemption option contained in the equity participation agreement was exercised and Piedmont recorded the estimated value of the equity participation as a liability. As a result of the elimination of the ongoing third party interest, Medici Atlanta, LLC's classification was changed to that of a wholly-owned subsidiary as of December 31, 2014.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the year ended December 31, 2014, Piedmont entered into various new interest rate and forward starting interest rate swap agreements which, combined with its existing interest rate swap agreements, fully hedge the variable cash flows associated with all of its outstanding unsecured debt, other than the $500 Million Line of Credit and the $50 Million Unsecured Term Loan.

Additionally, during the year ended December 31, 2014, Piedmont entered into several forward starting interest rate swaps to hedge the risk of changes in the interest-related cash flows associated with various potential issuances of long-term debt. Piedmont is hedging its exposure to the variability in future cash flows for potential forecasted transactions. As of December 31, 2014, Piedmont holds $550 million of forward starting interest rate swaps to hedge its exposure to the variability in future cash flows for additional potential future debt issuances over a maximum period of 120 months.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2014 is as follows:

Interest Rate Derivatives:	Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swap	$300 Million Unsecured 2011 Term Loan	$125	11/22/2011	11/22/2016
Interest rate swap	$300 Million Unsecured 2011 Term Loan	75	11/22/2011	11/22/2016
Interest rate swap	$300 Million Unsecured 2011 Term Loan	50	11/22/2011	11/22/2016
Interest rate swap	$300 Million Unsecured 2011 Term Loan	50	11/22/2011	11/22/2016
Interest rate swap	$300 Million Unsecured 2013 Term Loan	50	1/30/2014	1/31/2019
Interest rate swap	$300 Million Unsecured 2013 Term Loan	50	1/30/2014	1/31/2019
Interest rate swap	$300 Million Unsecured 2013 Term Loan	50	1/30/2014	1/31/2019
Interest rate swap	$300 Million Unsecured 2013 Term Loan	50	1/30/2014	1/31/2019
Interest rate swap	$300 Million Unsecured 2013 Term Loan	50	8/29/2014	1/31/2019
Interest rate swap	$300 Million Unsecured 2013 Term Loan	50	8/29/2014	1/31/2019
Forward starting interest rate swap	$300 Million Unsecured 2013 Term Loan	100	11/22/2016	1/15/2020
Forward starting interest rate swap	$300 Million Unsecured 2013 Term Loan	100	11/22/2016	1/15/2020
Forward starting interest rate swap	$300 Million Unsecured 2013 Term Loan	100	11/22/2016	1/15/2020
Forward starting interest rate swap	Potential Future Issuance	50	2/27/2015	2/27/2022
Forward starting interest rate swap	Potential Future Issuance	75	2/27/2015	2/27/2022
Forward starting interest rate swap	Potential Future Issuance	50	2/27/2015	2/27/2022
Forward starting interest rate swap	Potential Future Issuance	75	2/27/2015	2/27/2022
Total		$1,150

Piedmont has elected to present its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2014 and 2013, respectively, is as follows (in thousands):

Interest rate swaps classified as:	2014	2013
Gross derivative assets	$430	$24,176
Gross derivative liabilities	(6,417)	(4,526)
Net derivative asset/(liability)	$(5,987)	$19,650

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the estimated fair value of these derivatives is recorded in OCI and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. In addition, in conjunction with the issuance of various unsecured notes (see Note 5) during the years ended December 31, 2014 and 2013, Piedmont settled several forward starting swap agreements for gains of approximately $15.0 million and $0.7 million, respectively, which were recorded as accumulated other comprehensive income during the respective period and are being amortized as an offset to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). Piedmont classifies cash flows from the settlement of hedging derivative instruments in the same category as the underlying exposure which is being hedged. As the settlements were the result of hedging Piedmont's exposure to interest rate changes and their effect on interest expense, they are classified as operating cash flows in the accompanying consolidated statements of cash flows.

The effective portion of Piedmont's interest rate derivatives, including the gains on settlement of forward swaps described above, that was recorded in the accompanying consolidated statements of income for the years ended December 31, 2014, 2013, and 2012, respectively, was as follows (in thousands):

Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	2014	2013	2012
Amount of gain/(loss) recognized in OCI on derivatives	$(17,122)	$24,312	$(7,656)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$5,145	$3,126	$3,033

Piedmont estimates that an additional $8.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the years ended December 31, 2014, 2013, and 2012.

Additionally, see Note 8 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value plus accrued interest, or approximately $6.7 million. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

8.    Fair Value Measurements

Piedmont considers its cash, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2014 and 2013, respectively (in thousands):

	2014			2013
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$12,306	$12,306	Level 1	$6,973	$6,973	Level 1
Tenant receivables, net(1)	$27,711	$27,711	Level 1	$31,145	$31,145	Level 1
Restricted cash and escrows(1)	$5,679	$5,679	Level 1	$394	$394	Level 1
Interest rate swap asset	$430	$430	Level 2	$24,176	$24,176	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$14,395	$14,395	Level 1	$16,680	$16,680	Level 1
Interest rate swap liability	$6,417	$6,417	Level 2	$4,526	$4,526	Level 2
Debt	$2,277,589	$2,314,020	Level 2	$2,002,205	$2,004,870	Level 2

(1)	For the periods presented, the carrying value approximates estimated fair value due to its short-term maturity.

Piedmont's debt was carried at book value as of December 31, 2014 and 2013; however, Piedmont's estimate of its estimated fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 7, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2014 and 2013. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2014 and 2013, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

9.    Impairment of Certain Real Estate Assets

Piedmont recorded the following impairment charges for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Impairment losses included in Continuing Operations as Equity in Loss of Unconsolidated Joint Ventures:
Piedmont's Investment in Fund XIII and REIT Join Venture (at Piedmont's approximate 72% ownership)	$—	$4,402	$—
Impairment losses recorded in Discontinued Operations:
11107 and 11109 Sunset Hills Road	$—	$1,242	$—
1111 Durham Avenue	—	6,402	—
Total impairment losses recorded in discontinued operations	$—	$7,644	$—

During the year ended December 31, 2013, Piedmont recorded the following impairment losses:

•
To record a decline in the value of its equity method investment in Fund XIII and REIT Joint Venture ("Fund 13/REIT") that Piedmont deemed "other than temporary". Fund 13/REIT owned and operated two commercial office buildings: 8560 Upland Drive, located in Parker, Colorado, and Two Park Center, located in Hoffman Estates, Illinois. The decline in value of Piedmont's equity investment in Fund13/REIT was attributable to: the expiration of the sole tenant of Two Park Center in 2013; Piedmont's pessimism regarding the near-term identification of a replacement tenant given the current state of the Hoffman Estates commercial office market; and the implications of those events on Piedmont's ability to recover its basis in its equity method investment. The Two Park Center building was subsequently sold during the year ended December 31, 2014.

•
To reduce its intended holding period for the 11107 and 11109 Sunset Hills Road buildings in Reston, Virginia as prompted by the loss of prospective replacement tenants for the 11109 Sunset Hills Road building and indications of value from brokers familiar with the buildings and expressions of interest from various potential third party buyers. The buildings were subsequently sold during the year ended December 31, 2014.

•
To record the difference between carrying value and fair value of 1111 Durham Avenue building in South Plainfield, New Jersey at the time the asset was reclassified from real estate assets held-for-use (at cost) to real estate assets held for sale (at estimated fair value). The fair value measurement used in the evaluation was based upon the amount set forth in the purchaser's original letter of intent which approximated the land value of the asset due to the age of construction and lack of near term leasing prospects for the building.

10.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”); and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of December 31, 2014, commitments for funding potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $46.2 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of December 31, 2014, commitments for incremental capital expenditures for tenant improvements associated with new leases, primarily at value-add properties, totaled approximately $23.0 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded reductions in reimbursement revenues related to such tenant audits/disputes of approximately $0.6 million, $1.2 million and $0.2 million during the years ended December 31, 2014, 2013, and 2012, respectively.

Letters of Credit

As of December 31, 2014, Piedmont was subject to a letter of credit of approximately $0.4 million, which reduces the total outstanding capacity under its $500 Million Unsecured Line of Credit. This letter of credit agreement is scheduled to expire in July 2015; however, it contains an automatic renewal feature, consisting of successive one-year renewal periods, subject to the satisfaction of the credit obligation and certain other limitations.

Operating Lease Obligations

Two properties, the 2001 NW 64th Street building in Ft. Lauderdale, Florida and the River Corporate Center building in Tempe, Arizona, were subject to ground leases during the year with expiration dates of 2048 and 2101, respectively. The aggregate payments required under the terms of these operating leases as of December 31, 2014 are presented below (in thousands):

2015	$451
2016	451
2017	451
2018	451
2019	451
Thereafter	40,620
Total	$42,875

Ground rent expense was approximately $0.5 million, $0.8 million, and $0.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the real estate assets of the related office buildings subject to operating ground leases is approximately $20.6 million and $21.9 million as of December 31, 2014 and 2013, respectively.

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

A rollforward of Piedmont's deferred stock award activity for the year ended December 31, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Deferred Stock Awards as of December 31, 2013	265,139	$18.65
Deferred Stock Awards Granted During Fiscal Year 2014	301,378	$17.78
Adjustment to Estimated Future Grants of Performance Share Awards During the Year Ended December 31, 2014	128,444	$18.51
Deferred Stock Awards Vested During Fiscal Year 2014	(180,359)	$18.59
Deferred Stock Awards Forfeited During Fiscal Year 2014	(8,198)	$18.67
Unvested Deferred Stock Awards as of December 31, 2014	506,404	$18.12

The following table provides additional information regarding stock award activity during the years ended December 31, 2014, 2013, and 2012 (in thousands except for per share data):

	2014	2013	2012
Weighted-Average Grant Date Fair Value for Shares Granted During the Year (per share)	$17.78	$19.47	$17.53
Total Grant Date Fair Value of Shares Vested During the Year	$3,353	$3,957	$5,331
Share-based Liability Awards Paid During the Year(1)	$—	$103	$798

(1)	Amounts reflect the issuance of performance share awards during the period.

A detail of Piedmont’s outstanding employee deferred stock awards as of December 31, 2014 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of December 31, 2014
April 4, 2012	Deferred Stock Award	169,150	$17.53	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on April 4, 2013, 2014, and 2015, respectively.	53,926
April 4, 2012	Fiscal Year 2012-2014 Performance Share Program	—	$17.42	Estimated shares if awarded, will vest immediately upon determination of award in 2015.	—	(2)
April 2, 2013	Deferred Stock Award	132,857	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on April 2, 2014, 2015, and 2016, respectively.	76,240
April 2, 2013	Fiscal Year 2013-2015 Performance Share Program	—	$18.91	Estimated shares if awarded, will vest immediately upon determination of award in 2016.	—	(2)
January 3, 2014	Deferred Stock Award	103,345	$16.45	Of the shares granted, 20% will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	103,345
May 9, 2014	Deferred Stock Award	179,956	$18.47	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on May 9, 2015, 2016, and 2017, respectively.	144,449
May 9, 2014	Fiscal Year 2014-2016 Performance Share Program	—	$18.51	Estimated shares if awarded, will vest immediately upon determination of award in 2017.	128,444	(2)
Total					506,404

(1)	Amounts reflect the total grant to employees, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2014.

(2)
Estimated based on Piedmont's cumulative total stockholder return ("TSR") for the respective performance period through December 31, 2014. As of December 31, 2014, Piedmont's TSR for the fiscal year 2012-2014 and the fiscal year 2013-2015 performance share program was below threshold. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the years ended December 31, 2014, 2013, and 2012, Piedmont recognized approximately $5.3 million, $3.1 million and $3.9 million of compensation expense related to stock awards, of which approximately $3.8 million, $2.0 million and $2.5 million, related to the amortization of nonvested shares, respectively. During the year ended December 31, 2014, a total of 137,523 shares were issued to employees, directors and officers. As of December 31, 2014, approximately $3.1 million of unrecognized compensation cost related to nonvested, annual deferred stock awards remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately one year.

12.    Earnings Per Share

There are no adjustments to “Net income attributable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations. Adjustments to the carrying amount of non-controlling interest as a result of the measurement of a redeemable equity participation do not impact net income or comprehensive income; rather such adjustments are treated as the repurchase of a non-controlling interest.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding. Certain unvested deferred stock awards are not included in the calculation because they would be anti-dilutive and have no effect for the periods presented.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2011
Weighted-average common shares—basic	154,452	165,013	170,312
Plus incremental weighted-average shares resulting from the assumed conversion of time-vested restricted stock awards	133	124	129
Weighted-average common shares—diluted	154,585	165,137	170,441

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

As of December 31, 2014, approximately 90% of our ALR (unaudited) was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Minneapolis, New York, and Washington, D.C. Furthermore, approximately 7.7% of Piedmont's ALR (unaudited) is generated from federal governmental agencies.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases, excluding unconsolidated joint ventures, as of December 31, 2014, is presented below (in thousands):

Years ending December 31:
2015	$430,408
2016	420,736
2017	399,544
2018	367,406
2019	324,658
Thereafter	1,451,346
Total	$3,394,098

14.    Property Dispositions and Discontinued Operations

Sale of 2020 W. 89th Street building

During the year ended December 31, 2014, Piedmont sold the 2020 W. 89th Street building for approximately $5.8 million, resulting in a gain of approximately $1.1 million and net sales proceeds of approximately $5.5 million. In accordance with ASU 2014-08 adopted effective April 1, 2014 (see Note 2), the operational results of the 2020 W. 89th Street building are presented as continuing operations and the gain on sale is presented separately in the accompanying consolidated statements of income.

Sale of the Two Park Center building

During the year ended December 31, 2014, Piedmont sold its 72% interest in the Two Park Center building in Hoffman Estates, Illinois for approximately $6.3 million which resulted in net sales proceeds of $6.0 million and a loss on sale of approximately $0.2 million, which is included in income from unconsolidated joint ventures in the accompanying consolidated statements of income.

Assets Held for Sale

The detail comprising assets held for sale, consisting solely of the 3900 Dallas Parkway building, is presented below (in thousands):

	December 31, 2014	December 31, 2013
Real estate assets held for sale, net:
Land	$1,517	$1,517
Building and improvements, less accumulated depreciation of $10,342 and $9,499 as of December 31, 2014 and December 31, 2013, respectively	13,027	13,870
Total real estate assets held for sale, net	$14,544	$15,387

Other assets held for sale, net:
Straight-line rent receivables	$768	$1,247
Deferred lease costs, less accumulated amortization of $1,552 and $1,355 as of December 31, 2014 and December 31, 2013, respectively	496	783
Total other assets held for sale, net	$1,264	$2,030

Discontinued Operations

Asset disposals previously classified as, and that continue to be reported as, discontinued operations for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

Building Sold		Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
Portland Portfolio	(1)	Beaverton, Oregon	March 19, 2012	$17,823	$43,832
26200 Enterprise Way		Lake Forest, California	May 31, 2012	$10,013	$24,412
110 & 112 Hidden Lake Circle Buildings		Duncan, South Carolina	September 21, 2012	$(259)	$25,595
1111 Durham Avenue		South Plainfield, New Jersey	March 28, 2013	$(9)	$3,752
1200 Enclave Parkway		Houston, Texas	May 1, 2013	$16,246	$45,552
350 Spectrum Loop		Colorado Springs, Colorado	November 1, 2013	$7,959	$29,676
8700 South Price Road		Tempe, Arizona	December 30, 2013	$7,087	$16,682
11107 and 11109 Sunset Hills Road		Reston, Virginia	March 19, 2014	$(102)	$22,326
1441 West Long Lake Road		Troy, Michigan	April 30, 2014	$562	$7,202
4685 Investment Drive		Troy, Michigan	April 30, 2014	$747	$11,198

(1)
The Portland Portfolio consisted of four office properties known as the Deschutes building, the Rhein building, the Rogue building, and the Willamette building, as well as 18.19 acres of adjoining, undeveloped land.

Details comprising income from discontinued operations are presented below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$1,365	$9,260	$17,345
Tenant reimbursements	125	1,069	1,739
Property management fee revenue	1	—	—
	1,491	10,329	19,084
Expenses:
Property operating costs	225	4,100	7,307
Depreciation	83	2,585	4,690
Amortization	223	770	935
General and administrative	—	4	44
	531	7,459	12,976
Other income (expense):
Other income/(expense)	(6)	10	—
Net casualty recoveries	—	17	—
	(6)	27	—
Operating income, excluding impairment loss and gain on sale of real estate assets	954	2,897	6,108
Impairment loss	—	(7,644)	—
Gain on sale of real estate assets	1,198	31,292	27,577
Income from discontinued operations	$2,152	$26,545	$33,685

15.    Supplemental Disclosures of Noncash Activities

Significant noncash investing and financing activities for the years ended December 31, 2014, 2013, and 2012 (in thousands) are outlined below:

	2014	2013	2012
Accrued capital expenditures and deferred lease costs	$19,896	$12,460	$12,598
Change in accrued offering costs related to issuance of common stock	$—	$—	$(567)
Change in accrued share repurchases as part of an announced plan	$(2,006)	$1,718	$287

16.    Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2014, 2013, and 2012, is calculated as follows (in thousands):

	2014	2013	2012
GAAP basis financial statement net income	$43,348	$98,728	$93,204
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	50,810	42,374	35,125
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(28,504)	(25,964)	(10,422)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	(4,705)	(4,701)	(5,324)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(29,558)	(35,153)	(7,967)
Taxable income (loss) of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	(468)	—	2,662
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	5,727	9,045	14,361
Income tax basis net income, prior to dividends paid deduction	$36,650	$84,329	$121,639

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2014	2013	2012
Ordinary income	29%	64%	73%
Return of capital	71%	36%	11%
Capital gains	—%	—%	16%
	100%	100%	100%

At December 31, 2014 and 2013, the tax basis carrying value of Piedmont’s total assets was approximately $4.6 billion and $4.5 billion, respectively.

Accrued interest and penalties related to uncertain tax positions are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets and the tax liability recorded, including the interest and penalties, was approximately $3.8 million and $6.7 million as of December 31, 2014 and 2013. Piedmont recorded no additional expense during the years ended December 31, 2014, 2013, and 2012, respectively, related to such positions; however, Piedmont did reduce its potential liability and related indemnity receivable by approximately $2.9 million during the year ended December 31, 2014. The tax years 2011 to 2014 remain open to examination by various federal and state taxing authorities.

17.    Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013, is presented below (in thousands, except per-share data). The amounts presented have been restated from previous period presentations due to reclassifications related to discontinued operations (see Note 2 and Note 14 for further detail).

	2014
	First	Second	Third	Fourth
Revenues	$136,320	$138,580	$144,641	$146,711
Real estate operating income	$25,277	$26,556	$27,199	$28,789
Income from continuing operations	$9,037	$9,325	$9,150	$12,567
Income/(loss) from discontinued operations	$360	$1,818	$16	$(42)
Net income attributable to Piedmont	$9,393	$12,279	$9,162	$12,514
Basic and diluted earnings per share	$0.06	$0.08	$0.06	$0.08
Dividends per share	$0.20	$0.20	$0.20	$0.21

	2013
	First	Second	Third	Fourth
Revenues	$132,152	$132,565	$143,389	$141,504
Real estate operating income	$37,613	$32,693	$35,423	$35,151
Income from continuing operations	$20,198	$18,109	$18,563	$15,328
Income/(loss) from discontinued operations	$(5,543)	$17,253	$537	$14,298
Net income attributable to Piedmont	$14,651	$35,358	$19,096	$29,623
Basic and diluted earnings per share	$0.09	$0.21	$0.12	$0.18
Dividends per share	$0.20	$0.20	$0.20	$0.20

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

Condensed Consolidated Balance Sheets
As of December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$81,406	$—	$621,394	$—	$702,800
Buildings and improvements, less accumulated depreciation	442,034	—	2,782,444	(300)	3,224,178
Intangible lease assets, less accumulated amortization	1,812	—	68,365	—	70,177
Construction in progress	1,355	—	62,038	—	63,393
Real estate assets held for sale, net	14,544	—	—	—	14,544
Total real estate assets	541,151	—	3,534,241	(300)	4,075,092
Investments in and amounts due from unconsolidated joint ventures	7,798	—	—	—	7,798
Cash and cash equivalents	8,143	1,790	2,373	—	12,306
Tenant and straight-line receivables, net	37,238	—	160,005	—	197,243
Advances to affiliates	6,084,243	1,282,443	—	(7,366,686)	—
Investment in subsidiary	—	3,878,811	192	(3,879,003)	—
Notes receivable	161,350	—	23,890	(185,240)	—
Prepaid expenses, restricted cash, escrows, and other assets	10,912	—	23,541	(954)	33,499
Goodwill	180,097	—	—	—	180,097
Interest rate swap	430	—	—	—	430
Deferred financing costs, net	7,242	—	425	—	7,667
Deferred lease costs, net	31,340	—	248,765	—	280,105
Other assets held for sale, net	1,264	—	—	—	1,264
Total assets	$7,071,208	$5,163,044	$3,993,432	$(11,432,183)	$4,795,501
Liabilities:
Debt	$1,852,434	$—	$610,395	$(185,240)	$2,277,589
Accounts payable, accrued expenses, and accrued capital expenditures	19,403	465	115,074	(954)	133,988
Advances from affiliates	376,122	4,909,362	2,138,140	(7,423,624)	—
Deferred income	4,998	—	17,217	—	22,215
Intangible lease liabilities, net	—	—	43,277	—	43,277
Interest rate swaps	6,417	—	—	—	6,417
Total liabilities	2,259,374	4,909,827	2,924,103	(7,609,818)	2,483,486
Stockholders’ Equity:
Common stock	—	1,543	—	—	1,543
Additional paid-in capital	3,874,757	3,670,236	192	(3,879,003)	3,666,182
Cumulative distributions in excess of earnings	928,776	(3,418,562)	1,067,528	56,638	(1,365,620)
Other comprehensive loss	8,301	—	—	—	8,301
Piedmont stockholders’ equity	4,811,834	253,217	1,067,720	(3,822,365)	2,310,406
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	4,811,834	253,217	1,069,329	(3,822,365)	2,312,015
Total liabilities and stockholders’ equity	$7,071,208	$5,163,044	$3,993,432	$(11,432,183)	$4,795,501

Condensed Consolidated Balance Sheets
As of December 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$86,537	$—	$600,707	$—	$687,244
Buildings and improvements, less accumulated depreciation	463,842	—	2,687,163	(300)	3,150,705
Intangible lease assets, less accumulated amortization	2,356	—	72,021	—	74,377
Construction in progress	4,627	—	19,643	—	24,270
Real estate assets held for sale, net	15,387	—	—	—	15,387
Total real estate assets	572,749	—	3,379,534	(300)	3,951,983
Investments in and amounts due from unconsolidated joint ventures	14,388	—	—	—	14,388
Cash and cash equivalents	3,261	150	3,562	—	6,973
Tenant and straight-line rent receivables, net	34,895	—	134,409	—	169,304
Advances to affiliates	5,312,475	1,288,547	—	(6,601,022)	—
Investment in subsidiary	—	4,003,806	197	(4,004,003)	—
Notes receivable	160,000	2,000	23,890	(185,890)	—
Prepaid expenses, restricted cash, escrows, and other assets	5,319	44	20,779	(977)	25,165
Goodwill	180,097	—	—	—	180,097
Interest rate swap	24,176	—	—	—	24,176
Deferred financing costs, net	7,764	—	995	—	8,759
Deferred lease costs, net	33,630	—	249,583	—	283,213
Other assets held for sale, net	2,030	—	—	—	2,030
Total assets	$6,350,784	$5,294,547	$3,812,949	$(10,792,192)	$4,666,088
Liabilities:
Debt	$1,038,570	$—	$1,149,525	$(185,890)	$2,002,205
Accounts payable, accrued expenses, and accrued capital expenditures	13,824	2,376	113,595	(977)	128,818
Advances from affiliates	312,881	4,863,672	1,467,425	(6,643,978)	—
Deferred income	5,086	—	17,181	—	22,267
Intangible lease liabilities, net	—	—	47,113	—	47,113
Interest rate swaps	4,526	—	—	—	4,526
Total liabilities	1,374,887	4,866,048	2,794,839	(6,830,845)	2,204,929
Stockholders’ Equity:
Common stock	—	1,575	—	—	1,575
Additional paid-in capital	4,003,806	3,668,906	197	(4,004,003)	3,668,906
Cumulative distributions in excess of earnings	951,813	(3,241,982)	1,016,304	42,656	(1,231,209)
Other comprehensive loss	20,278	—	—	—	20,278
Piedmont stockholders’ equity	4,975,897	428,499	1,016,501	(3,961,347)	2,459,550
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	4,975,897	428,499	1,018,110	(3,961,347)	2,461,159
Total liabilities and stockholders’ equity	$6,350,784	$5,294,547	$3,812,949	$(10,792,192)	$4,666,088

Condensed Consolidated Statements of Income
For the year ended December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$72,843	$—	$386,995	$(5,203)	$454,635
Tenant reimbursements	16,566	—	93,516	(534)	109,548
Property management fee revenue	—	—	16,516	(14,447)	2,069
	89,409	—	497,027	(20,184)	566,252
Expenses:
Property operating costs	42,626	—	217,786	(20,976)	239,436
Depreciation	23,512	—	115,084	—	138,596
Amortization	4,754	—	51,825	—	56,579
General and administrative	23,230	300	28,232	(27,942)	23,820
	94,122	300	412,927	(48,918)	458,431
Real estate operating income/(loss)	(4,713)	(300)	84,100	28,734	107,821
Other income (expense):
Interest expense	(47,355)	—	(39,625)	12,534	(74,446)
Interest income and other income/(expense)	11,944	—	652	(12,534)	62
Net recoveries from casualty events and litigation settlements	1,322	1,479	4,191	—	6,992
Equity in loss of unconsolidated joint ventures	(350)	—	—	—	(350)
	(34,439)	1,479	(34,782)	—	(67,742)
Income/(loss) from continuing operations	(39,152)	1,179	49,318	28,734	40,079
Discontinued operations:
Operating income	913	—	41	—	954
Gain on sale of real estate assets	450	—	748	—	1,198
Income from discontinued operations	1,363	—	789	—	2,152
Gain on sale of real estate assets	—	—	1,132	—	1,132
Net income/(loss)	(37,789)	1,179	51,239	28,734	43,363
Less: Net income attributable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) attributable to Piedmont	$(37,789)	$1,179	$51,224	$28,734	$43,348

Condensed Consolidated Statements of Income
For the year ended December 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$72,911	$—	$375,477	$(5,282)	$443,106
Tenant reimbursements	16,292	—	88,381	(420)	104,253
Property management fee revenue	—	—	15,360	(13,109)	2,251
	89,203	—	479,218	(18,811)	549,610
Expenses:
Property operating costs	39,602	—	200,503	(19,326)	220,779
Depreciation	22,351	—	98,629	—	120,980
Amortization	5,070	—	40,020	—	45,090
General and administrative	21,009	337	24,927	(24,392)	21,881
	88,032	337	364,079	(43,718)	408,730
Real estate operating income/(loss)	1,171	(337)	115,139	24,907	140,880
Other income (expense):
Interest expense	(22,242)	—	(63,900)	12,559	(73,583)
Interest income and other income/(expense)	10,630	164	(571)	(12,559)	(2,336)
Net recoveries from casualty events and litigation settlements	683	—	11,128	—	11,811
Equity in loss of unconsolidated joint ventures	(3,676)	—	—	—	(3,676)
Loss on consolidation	(898)	—	—	—	(898)
	(15,503)	164	(53,343)	—	(68,682)
Income/(loss) from continuing operations	(14,332)	(173)	61,796	24,907	72,198
Discontinued operations:
Operating income	2,312	—	585	—	2,897
Impairment loss	(7,644)	—	—	—	(7,644)
Gain on sale of real estate assets	15,046	—	16,246	—	31,292
Income from discontinued operations	9,714	—	16,831	—	26,545
Net income/(loss)	(4,618)	(173)	78,627	24,907	98,743
Less: Net income attributable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) attributable to Piedmont	$(4,618)	$(173)	$78,612	$24,907	$98,728

Condensed Consolidated Statements of Income
For the year ended December 31, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$67,943	$—	$348,712	$(4,813)	$411,842
Tenant reimbursements	16,890	—	89,937	(283)	106,544
Property management fee revenue	—	—	14,350	(12,032)	2,318
	84,833	—	452,999	(17,128)	520,704
Expenses:
Property operating costs	34,395	—	189,665	(17,871)	206,189
Depreciation	22,056	—	86,903	—	108,959
Amortization	5,280	—	44,038	—	49,318
General and administrative	19,806	294	23,574	(22,907)	20,767
	81,537	294	344,180	(40,778)	385,233
Real estate operating income/(loss)	3,296	(294)	108,819	23,650	135,471
Other income (expense):
Interest expense	(12,530)	—	(65,001)	12,508	(65,023)
Interest income and other income/(expense)	12,226	15	1,100	(12,508)	833
Net (loss)/recoveries of casualty loss and litigation settlements	(12,695)	—	25	—	(12,670)
Equity in income of unconsolidated joint ventures	923	—	—	—	923
	(12,076)	15	(63,876)	—	(75,937)
Income/(loss) from continuing operations	(8,780)	(279)	44,943	23,650	59,534
Discontinued operations:
Operating income	5,827	—	281	—	6,108
Gain on sale of real estate assets	27,577	—	—	—	27,577
Income from discontinued operations	33,404	—	281	—	33,685
Net income	24,624	(279)	45,224	23,650	93,219
Less: Net income attributable to noncontrolling interest	—	—	(15)	—	(15)
Net income attributable to Piedmont	$24,624	$(279)	$45,209	$23,650	$93,204

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$5,448	$2,813	$178,889	$28,733	$215,883

Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles and capitalized expenditures, net of accruals	(23,541)	—	(267,918)	—	(291,459)
Intercompany note receivable	650	—	—	(650)	—
Net sales proceeds from wholly-owned properties	29,519	—	16,713	—	46,232
Net sales proceeds received from unconsolidated joint ventures	6,017	—	—	—	6,017
Investments in unconsolidated joint ventures	(42)	—	—	—	(42)
Deferred lease costs paid	(4,472)	—	(23,222)	—	(27,694)
Net cash provided by/(used in) investing activities	8,131	—	(274,427)	(650)	(266,946)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,294)	—	—	—	(1,294)
Proceeds from debt	1,052,527	—	—	—	1,052,527
Repayments of debt	(238,000)	—	(575,702)	—	(813,702)
Discount due to loan modification	(1,135)	—	—	—	(1,135)
Intercompany note payable	—	—	(650)	650	—
Repurchases of common stock as part of announced plan	—	(54,802)	—	—	(54,802)
Intercompany distributions	(820,795)	178,812	670,716	(28,733)	—
Dividends paid and discount on dividend reinvestments	—	(125,183)	(15)	—	(125,198)
Net cash provided by/(used in) financing activities	(8,697)	(1,173)	94,349	(28,083)	56,396
Net increase/(decrease) in cash and cash equivalents	4,882	1,640	(1,189)	—	5,333
Cash and cash equivalents, beginning of year	3,261	150	3,562	—	6,973
Cash and cash equivalents, end of year	$8,143	$1,790	$2,373	$—	$12,306

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$15,327	$1,853	$172,992	$24,907	$215,079

Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles and capitalized expenditures, net of accruals	(10,382)	—	(532,088)	300	(542,170)
Intercompany note receivable	—	500	—	(500)	—
Cash assumed upon consolidation of variable interest entity	18,045	—	(32,287)	—	(14,242)
Net sales proceeds from wholly-owned properties	50,118	—	45,553	—	95,671
Investments in unconsolidated joint ventures	(793)	—	—	—	(793)
Deferred lease costs paid	(10,980)	—	(23,318)	—	(34,298)
Net cash provided by/(used in) investing activities	46,008	500	(542,140)	(200)	(495,832)
Cash Flows from Financing Activities:
Deferred financing costs paid	(4,892)	—	—	—	(4,892)
Proceeds from debt	1,085,604	—	—	—	1,085,604
Repayments of debt	(500,000)	—	—	—	(500,000)
Intercompany note payable	—	—	(500)	500	—
Net costs of issuance of common stock	—	(91)	—	—	(91)
Repurchases of common stock as part of announced plan	—	(173,551)	—	—	(173,551)
Intercompany distributions	(701,071)	303,486	422,792	(25,207)	—
Dividends paid and discount on dividend reinvestments	—	(132,286)	(15)	—	(132,301)
Net cash provided by/(used in) financing activities	(120,359)	(2,442)	422,277	(24,707)	274,769
Net increase/(decrease) in cash and cash equivalents	(59,024)	(89)	53,129	—	(5,984)
Cash and cash equivalents, beginning of year	62,285	239	(49,567)	—	12,957
Cash and cash equivalents, end of year	$3,261	$150	$3,562	$—	$6,973

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2012
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$32,260	$2,215	$162,800	$23,650	$220,925

Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles and capitalized expenditures, net of accruals	(20,763)	—	(87,724)	—	(108,487)
Intercompany note receivable	—	(2,500)	—	2,500	—
Net sales proceeds from wholly-owned properties and consolidated joint venture	93,839	—	—	—	93,839
Investments in unconsolidated joint ventures	(136)	—	—	—	(136)
Deferred lease costs paid	(4,164)	—	(44,528)	—	(48,692)
Net cash provided by/(used in) investing activities	68,776	(2,500)	(132,252)	2,500	(63,476)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,125)	—	—	—	(3,125)
Proceeds from debt	409,000	—	—	—	409,000
Repayments of debt	(280,000)	—	(185,000)	—	(465,000)
Intercompany note payable	—	—	2,500	(2,500)	—
Net costs of issuance of common stock	—	(229)	—	—	(229)
Repurchases of common stock as part of announced plan	—	(88,450)	—	—	(88,450)
Intercompany distributions	(331,522)	225,427	129,745	(23,650)	—
Dividends paid and discount on dividend reinvestments	—	(136,363)	(15)	—	(136,378)
Net cash provided by/(used in) financing activities	(205,647)	385	(52,770)	(26,150)	(284,182)
Net increase/(decrease) in cash and cash equivalents	(104,611)	100	(22,222)	—	(126,733)
Cash and cash equivalents, beginning of year	166,896	139	(27,345)	—	139,690
Cash and cash equivalents, end of year	$62,285	$239	$(49,567)	$—	$12,957

19.    Subsequent events

Declaration of Dividend for the First Quarter 2015

On February 5, 2015, the board of directors of Piedmont declared dividends for the first quarter 2015 in the amount of $0.21 per share on its common stock to stockholders of record as of the close of business on February 27, 2015. Such dividends are to be paid on March 20, 2015.

Purchase of Asset in Dallas, Texas Market

On January 16, 2015, Piedmont acquired Park Place on Turtle Creek, an approximately 177,000 square foot, 14-story Class A office building located in Dallas, TX for $46.6 million. The building is situated on 1.24 acres of land in the prestigious sub-market of Uptown/Turtle Creek and complements another of Piedmont's recent acquisitions, One Lincoln Park, and is in close proximity to a host of sought-after amenities including many upscale shops and restaurants as well as the Katy Trail. The building is currently 88% leased to a diverse group of tenants.

Disposal of Asset in Dallas, Texas Market

On January 30, 2015, Piedmont disposed of the 3900 Dallas Parkway building in Plano, TX, a 120,000 square foot, 5-story building that was leased to Cinemark for a sales price of $26.2 million.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2014
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (e)
3900 DALLAS PARKWAY	Plano, TX	100%	None	1,456	20,377	21,833	3,054	1,517	23,370	24,887	10,342	1999	12/21/1999	0	-	40
RIVER CORPORATE CENTER	Tempe, AZ	100%	(a)	—	16,036	16,036	7,341	—	23,377	23,377	8,158	1998	3/29/2000	0	-	40
1430 ENCLAVE PARKWAY	Houston, TX	100%	32,100	7,100	37,915	45,015	2,447	5,506	41,956	47,462	16,794	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	9,429	8,021	54,262	62,283	22,975	2000	12/21/2000	0	-	40
1200 CROWN COLONY DRIVE	Quincy, MA	100%	None	11,042	40,666	51,708	3,507	11,042	44,173	55,215	15,655	1990	7/30/2001	0	-	40
5601 HIATUS ROAD	Tamarac, FL	100%	None	3,642	10,404	14,046	1,722	3,642	12,126	15,768	4,553	2001	12/21/2001	0	-	40
WINDY POINT I	Schaumburg, IL	100%	23,400	4,537	31,847	36,384	2,777	4,537	34,624	39,161	12,350	1999	12/31/2001	0	-	40
WINDY POINT II	Schaumburg, IL	100%	40,300	3,746	55,026	58,772	16,697	3,746	71,723	75,469	21,182	2001	12/31/2001	0	-	40
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None	1,767	20,533	22,300	2,416	2,203	22,513	24,716	8,212	1999	1/11/2002	0	-	40
11695 JOHNS CREEK PARKWAY	Johns Creek, GA	100%	None	2,080	13,572	15,652	1,288	2,080	14,860	16,940	5,309	2001	3/28/2002	0	-	40
3750 BROOKSIDE PARKWAY	Alpharetta, GA	100%	None	1,561	14,207	15,768	897	1,561	15,104	16,665	4,965	2001	4/18/2002	0	-	40
2001 NW 64th STREET	Ft. Lauderdale, FL	100%	(a)	—	7,172	7,172	967	—	8,139	8,139	2,801	2001	4/18/2002	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	3,638	3,642	33,135	36,777	11,966	2001	5/3/2002	0	-	40
DESERT CANYON 300	Phoenix, AZ	100%	None	2,602	24,333	26,935	46	2,602	24,379	26,981	8,096	2001	6/4/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	3,477	3,157	47,133	50,290	15,712	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	10,406	3,157	53,068	56,225	14,398	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	2,586	3,157	31,620	34,777	11,281	1999	8/15/2002	0	-	40
BRAKER POINTE III	Austin, TX	100%	None	6,098	34,492	40,590	1	6,099	34,492	40,591	11,230	2001	8/15/2002	0	-	40
CHANDLER FORUM	Chandler, AZ	100%	None	2,632	—	2,632	19,964	2,779	19,817	22,596	7,352	2003	9/12/2002	0	-	40
2 GATEHALL DRIVE	Parsippany, NJ	100%	None	9,054	96,722	105,776	6,684	9,054	103,406	112,460	32,437	1985	9/27/2002	0	-	40
5601 HEADQUARTERS DRIVE	Plano, TX	100%	None	3,153	24,602	27,755	2,663	3,153	27,265	30,418	8,385	2001	9/27/2002	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2014
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (e)
TWO INDEPENDENCE SQUARE	Washington, DC	100%	None	52,711	202,702	255,413	58,089	52,711	260,791	313,502	70,694	1991	11/22/2002	0	-	40
ONE INDEPENDENCE SQUARE	Washington, DC	100%	None	29,765	104,814	134,579	3,900	30,562	107,917	138,479	33,915	1991	11/22/2002	0	-	40
2120 WEST END AVENUE	Nashville, TN	100%	None	4,908	59,011	63,919	6,672	5,101	65,490	70,591	21,396	2000	11/26/2002	0	-	40
800 NORTH BRAND BOULEVARD	Glendale, CA	100%	None	23,605	136,284	159,889	11,892	23,607	148,174	171,781	48,571	1990	12/20/2002	0	-	40
EASTPOINT I	Mayfield Heights, OH	100%	None	1,485	11,064	12,549	2,889	1,485	13,953	15,438	3,805	2000	1/9/2003	0	-	40
EASTPOINT II	Mayfield Heights, OH	100%	None	1,235	9,199	10,434	1,939	1,235	11,138	12,373	3,895	2000	1/9/2003	0	-	40
150 WEST JEFFERSON	Detroit, MI	100%	None	9,759	88,364	98,123	5,868	9,759	94,232	103,991	28,925	1989	3/31/2003	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	105,000	11,138	175,629	186,767	16,595	11,138	192,224	203,362	56,098	2000	5/1/2003	0	-	40
AON CENTER	Chicago, IL	100%	None	23,267	472,488	495,755	170,177	23,966	641,966	665,932	185,398	1972	5/9/2003	0	-	40
AUBURN HILLS CORPORATE CENTER	Auburn Hills, MI	100%	None	1,978	16,570	18,548	(7,587)	1,591	9,370	10,961	4,206	2001	5/9/2003	0	-	40
9211 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,019	21,984	25,003	(3,695)	2,960	18,348	21,308	5,074	1989	7/30/2003	0	-	40
9221 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,019	21,984	25,003	(2,577)	2,960	19,466	22,426	5,497	1989	7/30/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(19,847)	6,662	49,184	55,846	15,602	2000	8/1/2003	0	-	40
200 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	8,182	84,160	92,342	(12,411)	8,328	71,603	79,931	19,411	2002	8/14/2003	0	-	40
1055 EAST COLORADO BOULEVARD	Pasadena, CA	100%	29,200	6,495	30,265	36,760	(3,035)	6,495	27,230	33,725	7,483	2001	8/22/2003	0	-	40
FAIRWAY CENTER II	Brea, CA	100%	None	7,110	15,600	22,710	(2,262)	7,110	13,338	20,448	4,351	2002	8/29/2003	0	-	40
COPPER RIDGE CENTER	Lyndhurst, NJ	100%	None	6,974	38,714	45,688	(3,709)	6,974	35,005	41,979	10,980	1989	9/5/2003	0	-	40
1901 MAIN STREET	Irvine, CA	100%	None	6,246	36,455	42,701	(6,049)	6,246	30,406	36,652	8,943	2001	9/17/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	(1,253)	22,146	48,487	70,633	14,325	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	1,591	13,636	72,509	86,145	20,584	1998	11/19/2003	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2014
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (e)
1225 EYE STREET (c)	Washington, DC	50%	57,600	21,959	47,602	69,561	67	21,959	47,669	69,628	14,343	1986	11/19/2003	0	-	40
1201 EYE STREET (d)	Washington, DC	50%	82,400	31,985	63,139	95,124	(3,090)	31,984	60,050	92,034	17,092	2001	11/19/2003	0	-	40
1901 MARKET STREET	Philadelphia, PA	100%	None	13,584	166,683	180,267	52,860	20,829	212,298	233,127	56,250	1987	12/18/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	9,251	60,708	150,051	210,759	43,085	1962	12/31/2003	0	-	40
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	(214)	4,365	35,452	39,817	13,619	1873	1/8/2004	0	-	40
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(3,920)	7,113	60,881	67,994	28,646	1991	2/26/2004	0	-	40
600 CORPORATE DRIVE	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	5,765	2005	3/16/2004	0	-	40
1075 WEST ENTRANCE DRIVE	Auburn Hills, MI	100%	None	5,200	22,957	28,157	(313)	5,207	22,637	27,844	6,411	2001	7/7/2004	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	11,250	11,791	80,864	92,655	15,861	1987	12/9/2004	0	-	40
9200 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,730	16,608	20,338	(1,185)	3,882	15,271	19,153	3,783	1982	12/29/2004	0	-	40
400 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	10,400	71,052	81,452	(8,832)	10,400	62,220	72,620	19,754	2002	2/17/2006	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	17,500	3,912	18,830	22,742	(3,882)	2,543	16,317	18,860	3,486	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	25,025	4,496	29,881	34,377	(3,615)	2,543	28,219	30,762	6,354	1998	8/31/2006	0	-	40
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	2,793	4,370	73,425	77,795	22,395	1991	12/7/2006	0	-	40
2300 CABOT DRIVE	Lisle, IL	100%	None	4,390	19,549	23,939	(3,705)	4,390	15,844	20,234	3,513	1998	5/10/2007	0	-	40
PIEDMONT POINTE I	Bethesda, MD	100%	None	11,200	58,606	69,806	7,357	11,200	65,963	77,163	12,724	2007	11/13/2007	0	-	40
PIEDMONT POINTE II	Bethesda, MD	100%	None	13,300	70,618	83,918	7,374	13,300	77,992	91,292	13,502	2008	6/25/2008	0	-	40
SUWANEE GATEWAY ONE	Suwanee, GA	100%	None	1,000	6,875	7,875	78	1,000	6,953	7,953	756	2008	9/28/2010	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	318	2,919	24,716	27,635	2,931	1997	10/1/2010	0	-	40
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	373	2,661	26,115	28,776	3,140	1998	10/1/2010	0	-	40
500 W. MONROE	Chicago, IL	100%	None	36,990	185,113	222,103	18,367	36,990	203,480	240,470	19,497	1991	3/31/2011	0	-	40
THE DUPREE	Atlanta, GA	100%	None	4,080	14,310	18,390	892	4,080	15,202	19,282	2,394	1997	4/29/2011	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	4,031	1,780	15,541	17,321	1,313	2008	6/7/2011	0	-	40
225 PRESIDENTIAL WAY	Boston, MA	100%	None	3,626	36,916	40,542	(763)	3,613	36,166	39,779	5,094	2000	9/13/2011	0	-	40
235 PRESIDENTIAL WAY	Boston, MA	100%	None	4,154	44,048	48,202	(911)	4,138	43,153	47,291	6,054	2001	9/13/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	1,692	2,570	22,247	24,817	2,455	2008	11/10/2011	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2014
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (e)
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	1,673	36,930	130,743	167,673	11,673	2005	3/4/2013	0		40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	(108)	7,190	55,337	62,527	3,656	1999 / 2001	3/22/2013	0		40
5301 MARYLAND WAY	Brentwood, TN	100%	None	5,740	9,717	15,457	—	5,740	9,717	15,457	2,000	1989	8/12/2013	0		40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	156	4,820	37,923	42,743	1,978	1998	12/5/2013	0		40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	412	6,640	45,222	51,862	2,220	1999	12/20/2013	0		40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	130	2,020	10,810	12,830	606	1998	12/30/2013	0		40
5 WALL STREET	Burlington, MA	100%	36,520	9,560	50,276	59,836	—	9,560	50,276	59,836	1,249	2008	6/27/2014	0		40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	—	5,870	66,849	72,719	1,109	2000	8/28/2014	0		40
PIEDMONT POWER, LLC (f)	Bridgewater, NJ	100%	None	—	79	79	2,741	—	2,820	2,820	250	N/A	12/20/2011	0	-	40
UNDEVELOPED LAND PARCELS (b)	Various	100%	None	6,021	427	6,448	46,465	19,951	32,962	52,913	—	N/A	Various			N/A
Total—Consolidated REIT Properties				$657,060	$4,123,079	$4,780,139	$473,217	$704,317	$4,549,039	$5,253,356	$1,178,264

				Initial Cost				Gross Amount at Which Carried at December 31, 2014
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (e)
8560 UPLAND DRIVE	Parker, CO	72%	None	1,954	11,216	13,170	1,089	2,048	12,211	14,259	4,292	2001	12/21/2001	0	-	40
Total – Unconsolidated JV Properties				$1,954	$11,216	$13,170	$1,089	$2,048	$12,211	$14,259	$4,292
Total – All Properties				$659,014	$4,134,295	$4,793,309	$474,306	$706,365	$4,561,250	$5,267,615	$1,182,556

(a)	Property is owned subject to a long-term ground lease.

(b)	Undeveloped Land Parcels are not included in Piedmont’s total building count.

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

(d)
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

(f)	Represents solar panels at the 400 Bridgewater Crossing building, which are not included in Piedmont’s total building count.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)

	2014	2013	2012
Real Estate:
Balance at the beginning of the year	$5,038,005	$4,648,904	$4,699,311
Additions to/improvements of real estate	316,991	541,701	108,131
Assets disposed	(71,627)	(133,249)	(77,768)
Assets impaired	—	(1,242)	—
Write-offs of intangible assets(1)	(9,723)	(12,080)	(73,632)
Write-offs of fully depreciated/amortized assets	(6,031)	(6,029)	(7,138)
Balance at the end of the year	$5,267,615	$5,038,005	$4,648,904
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$1,060,885	$977,768	$935,716
Depreciation and amortization expense	156,808	140,637	139,196
Assets disposed	(19,383)	(39,411)	(16,374)
Write-offs of intangible assets(1)	(9,723)	(12,080)	(73,632)
Write-offs of fully depreciated/amortized assets	(6,031)	(6,029)	(7,138)
Balance at the end of the year	$1,182,556	$1,060,885	$977,768

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.