Form 10-Q
period 2015-03-31
Piedmont Office Realty Trust, Inc.
filed 2015-04-29
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 28, 2015:
154,391,509 shares

FORM 10-Q
PIEDMONT OFFICE REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont Office Realty Trust, Inc. ("Piedmont"), or its executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with other written or oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financings, and operating objectives; discussions regarding future dividends; and discussions regarding the potential impact of economic conditions on our portfolio.

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demands for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

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

•
Changes in the economies and other conditions affecting the office sector in general and the specific markets in which we operate, particularly in Chicago, Washington, D.C., and the New York metropolitan area, where we have high concentrations of office properties;

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	Adverse market and economic conditions may negatively affect us and could cause us to recognize impairment charges on both our long-lived assets or goodwill or otherwise impact our performance;

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions;

•	The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties;

•	Acquisitions of properties may have unknown risks and other liabilities at the time of acquisition;

•	Development and construction delays and resultant increased costs and risks may negatively impact our operating results;

•	Our real estate development strategies may not be successful;

•	Future terrorist attacks in the major metropolitan areas in which we own properties could significantly impact the demand for, and value of, our properties;

•	Costs of complying with governmental laws and regulations;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Future offerings of debt or equity securities may adversely affect the market price of our common stock;

•	Changes in market interest rates may have an effect on the value of our common stock;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	We may be subject to litigation, which could have a material adverse effect on our financial condition;

•	Changes in tax laws impacting REITs and real estate in general, as well as Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code (the “Code”); and

•	Other factors, including the risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2014. Piedmont’s results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets:
Real estate assets, at cost:
Land	$707,340	$702,800
Buildings and improvements, less accumulated depreciation of $1,118,327 and $1,088,062 as of March 31, 2015 and December 31, 2014, respectively	3,234,495	3,224,178
Intangible lease assets, less accumulated amortization of $84,212 and $79,860 as of March 31, 2015 and December 31, 2014, respectively	69,254	70,177
Construction in progress	83,853	63,393
Real estate assets held for sale	—	14,544
Total real estate assets	4,094,942	4,075,092
Investments in and amounts due from unconsolidated joint ventures	7,820	7,798
Cash and cash equivalents	7,479	12,306
Tenant receivables, net of allowance for doubtful accounts of $106 and $231 as of March 31, 2015 and December 31, 2014, respectively	30,132	27,711
Straight-line rent receivables	175,340	169,532
Restricted cash and escrows	671	5,679
Prepaid expenses and other assets	26,879	27,820
Goodwill	180,097	180,097
Interest rate swaps	520	430
Deferred financing costs, less accumulated amortization of $6,607 and $6,067 as of March 31, 2015 and December 31, 2014, respectively	7,391	7,667
Deferred lease costs, less accumulated amortization of $152,161 and $142,915 as of March 31, 2015 and December 31, 2014, respectively	288,591	280,105
Other assets held for sale	—	1,264
Total assets	$4,819,862	$4,795,501
Liabilities:
Unsecured debt, net of discount of $5,682 and $5,456 as of March 31, 2015 and December 31, 2014, respectively	$1,877,318	$1,828,544
Secured debt, inclusive of premium of $3,137 and $3,258 as of March 31, 2015 and December 31, 2014, respectively	448,791	449,045
Accounts payable, accrued expenses, and accrued capital expenditures	119,466	133,988
Deferred income	25,970	22,215
Intangible lease liabilities, less accumulated amortization of $39,682 and $37,964 as of March 31, 2015 and December 31, 2014, respectively	42,978	43,277
Interest rate swaps	19,416	6,417
Total liabilities	2,533,939	2,483,486
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2015 or December 31, 2014	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2015 or December 31, 2014	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 154,339,507 and 154,324,089 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,543	1,543
Additional paid-in capital	3,667,574	3,666,182
Cumulative distributions in excess of earnings	(1,378,786)	(1,365,620)
Other comprehensive income	(5,437)	8,301
Piedmont stockholders’ equity	2,284,894	2,310,406
Noncontrolling interest	1,029	1,609
Total stockholders’ equity	2,285,923	2,312,015
Total liabilities and stockholders’ equity	$4,819,862	$4,795,501
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$117,807	$110,904
Tenant reimbursements	31,390	24,929
Property management fee revenue	562	487
	149,759	136,320
Expenses:
Property operating costs	64,236	58,271
Depreciation	36,232	33,644
Amortization	14,670	14,573
General and administrative	6,407	4,555
	121,545	111,043
Real estate operating income	28,214	25,277
Other income (expense):
Interest expense	(19,016)	(18,926)
Other income/(expense)	(181)	(90)
Net recoveries from casualty events and litigation settlements	—	3,042
Equity in income/(loss) of unconsolidated joint ventures	159	(266)
	(19,038)	(16,240)
Income from continuing operations	9,176	9,037
Discontinued operations:
Operating income	—	466
Loss on sale of real estate assets	—	(106)
Income from discontinued operations	—	360
Gain on sale of real estate assets	10,073	—
Net income	19,249	9,397
Less: Net income attributable to noncontrolling interest	(4)	(4)
Net income attributable to Piedmont	$19,245	$9,393
Per share information – basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$0.12	$0.06
Income from discontinued operations	—	—
Net income available to common stockholders	$0.12	$0.06
Weighted-average common shares outstanding – basic	154,339,029	154,849,378
Weighted-average common shares outstanding – diluted	154,580,335	155,024,545
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2015		2014

Net income attributable to Piedmont		$19,245		$9,393
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(15,205)		(9,886)
Reclassification of previously recorded loss included in net income (See Note 5)	1,467		1,170
Other comprehensive income/(loss)		(13,738)		(8,716)
Comprehensive income attributable to Piedmont		$5,507		$677

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013	157,461	$1,575	$3,668,906	$(1,231,209)	$20,278	$1,609	$2,461,159
Share repurchases as part of an announced plan	(3,190)	(32)	—	(52,764)	—	—	(52,796)
Retirement of shares returned from escrow	(85)	(1)	(1,478)	—	—	—	(1,479)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	(4,054)	—	—	—	(4,054)
Dividends to common stockholders ($0.81 per share), dividends to shareholders of subsidiary, and dividends reinvested	—	—	(188)	(124,995)	—	(15)	(125,198)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	138	1	2,996	—	—	—	2,997
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	43,348	—	—	43,348
Other comprehensive income	—	—	—	—	(11,977)	—	(11,977)
Balance, December 31, 2014	154,324	1,543	3,666,182	(1,365,620)	8,301	1,609	2,312,015
Share repurchases as part of an announced plan	—	—	—	—	—	—	—
Offering costs	—	—	(285)	—	—	—	(285)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	54	—	—	—	54
Reallocation of noncontrolling interest of subsidiary	—	—	1,128	—	—	(584)	544
Dividends to common stockholders ($0.21 per share), dividends to shareholders of subsidiary, and dividends reinvested	—	—	(66)	(32,411)	—	—	(32,477)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	16	—	561	—	—	—	561
Net income attributable to noncontrolling interest	—	—	—	—	—	4	4
Net income attributable to Piedmont	—	—	—	19,245	—	—	19,245
Other comprehensive loss	—	—	—	—	(13,738)	—	(13,738)
Balance, March 31, 2015	154,340	$1,543	$3,667,574	$(1,378,786)	$(5,437)	$1,029	$2,285,923

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$19,249	$9,397
Operating distributions received from unconsolidated joint ventures	137	266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,232	33,727
Amortization of deferred financing costs	387	774
Settlement of forward starting interest rate swaps	—	14,960
Other amortization	14,806	14,346
Stock compensation expense	725	636
Equity in loss/(income) of unconsolidated joint ventures	(159)	266
(Gain)/loss on sale of real estate assets	(10,073)	106
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(11,234)	(1,371)
(Increase)/decrease in restricted cash and escrows	(148)	43
Decrease/(increase) in prepaid expenses and other assets	1,037	(3,467)
Decrease in accounts payable and accrued expenses	(11,074)	(350)
Increase in deferred income	3,745	720
Net cash provided by operating activities	43,630	70,053
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(41,554)	(400)
Capitalized expenditures, net of accruals	(39,804)	(27,187)
Redemption of noncontrolling interest in unconsolidated variable interest entity	(4,000)	—
Net sales proceeds from wholly-owned properties	25,803	22,322
Deferred lease costs paid	(4,414)	(4,180)
Net cash used in investing activities	(63,969)	(9,445)
Cash Flows from Financing Activities:
Deferred financing costs paid	(242)	(454)
Proceeds from debt	257,575	764,564
Repayments of debt	(209,254)	(737,000)
Costs of issuance of common stock	(90)	—
Repurchases of common stock as part of announced plan	—	(54,515)
Dividends paid and discount on dividend reinvestments	(32,477)	(30,905)
Net cash provided by/(used in) financing activities	15,512	(58,310)
Net (decrease)/increase in cash and cash equivalents	(4,827)	2,298
Cash and cash equivalents, beginning of period	12,306	6,973
Cash and cash equivalents, end of period	$7,479	$9,271

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued share repurchases as part of an announced plan	$—	$(1,836)
Accrued capital expenditures and deferred lease costs	$12,946	$13,721

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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

As of March 31, 2015, Piedmont owned 74 office properties, one redevelopment asset, and one office building through an unconsolidated joint venture. Piedmont's 74 consolidated office properties comprise 21.5 million square feet of primarily Class A commercial office space, and were 88.8% leased as of March 31, 2015. As of March 31, 2015, approximately 90% of Piedmont's Annualized Lease Revenue was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Minneapolis, New York, and Washington, D.C.

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

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") of which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the "FASB") has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The amendments in ASU 2014-09 change the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. Additionally, lease contracts are specifically excluded from ASU 2014-09. The amendments in ASU 2014-09 are effective in the first quarter of 2017 for Piedmont, and early adoption is not permitted. Piedmont is currently evaluating the potential impact, if any, of adoption.

The FASB has issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments in ASU 2015-02 modifies the consolidation analysis of certain types of entities. Specifically, ASU 2015-02 changes the assessment criteria of whether limited partnerships are VIEs, eliminates the presumption that general partners should consolidate a limited partner, eliminates certain conditions from the evaluation of whether a fee paid to a decision maker constitutes a VIE, and changes the evaluation regarding the impact of related parties in the primary beneficiary determination of a VIE. The amendments in ASU 2015-02 are effective in the first quarter of 2016 for Piedmont, and Piedmont is currently evaluating the potential impact, if any, of adoption.

The FASB has issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require debt issuance costs to be presented in the balance sheet as a reduction to the underlying debt instrument, as opposed to a separate asset. The amendments do not change the method by which such costs are amortized against earnings, nor do they change their classification in the consolidated statements of income, as a component of interest expense. The amendments in ASU 2015-03 are effective in the first quarter of 2016 for Piedmont, and Piedmont is currently evaluating the potential impact of adoption.

3.	Acquisitions
During the three months ended March 31, 2015, Piedmont acquired 100% ownership of the following property using proceeds from the $500 Million Unsecured Line of Credit, proceeds from the sale of the 3900 Dallas Parkway building in Plano, Texas (see Note 9), and cash on hand, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Rentable Square Feet	Percentage Leased as of Acquisition	Purchase Price (in millions)
Park Place on Turtle Creek	Dallas, TX	January 16, 2015	177,844	88%	$46.6

4.Debt

During the three months ended March 31, 2015, Piedmont entered into a $170 million unsecured term loan facility (the “$170 Million Unsecured 2015 Term Loan”) with a consortium of lenders. The term of the $170 Million Unsecured 2015 Term Loan is approximately three years with a maturity date of May 15, 2018; however, Piedmont may prepay the $170 Million Unsecured 2015 Term Loan, in whole or in part, at any time without premium or penalty. The proceeds of the $170 Million Unsecured 2015 Term Loan were used to pay off the principal maturing on the $50 Million Unsecured Term Loan, and the remaining net proceeds were used to pay down the balance outstanding under the $500 Million Unsecured Line of Credit.

The $170 Million Unsecured 2015 Term Loan has the option to bear interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) or Base Rate, defined as the greater of the prime rate, the federal funds rate plus one-half of one percent, or LIBOR for a one-month period plus one percent, (ii) the credit rating levels issued for the Registrant, and (iii) for LIBOR loans, an interest period selected by Piedmont OP of one, two, three, or six months, or to the extent available from all lenders in each case, one year or periods of less than one month. The stated interest rate spread over LIBOR can vary from 0.9% to 1.75% based upon the then current credit rating of Piedmont. As of March 31, 2015, the stated interest rate spread on the $170 Million Unsecured 2015 Term Loan was 1.125%.

Under the $170 Million Unsecured 2015 Term Loan, Piedmont is subject to certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40. As of March 31, 2015, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

Additionally, during the three months ended March 31, 2015, Piedmont incurred additional working capital borrowings of $88.0 million and, utilizing a portion of the proceeds of the $170 Million Unsecured 2015 Term Loan described above, as well as other cash on hand, made repayments totaling $159.0 million on its $500 Million Unsecured Line of Credit. Piedmont also made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $20.4 million and $16.5 million for the three months ended March 31, 2015 and 2014, respectively. Piedmont capitalized interest of $0.8 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2015 and December 31, 2014 (in thousands):

Facility	Collateral	Stated Rate(1)		Maturity		Amount Outstanding as of
						March 31, 2015	December 31, 2014
Secured (Fixed)
$105 Million Fixed-Rate Loan	US Bancorp Center	5.29%	(2)	5/11/2015		$105,000	$105,000
$125 Million Fixed-Rate Loan	Four Property Collateralized Pool (3)	5.50%		4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525	42,525
$140 Million WDC Fixed-Rate Loans	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000	140,000
$35 Million Fixed-Rate Loan	5 Wall Street	5.55%	(4)	9/1/2021		36,266	36,520
Subtotal/Weighted Average (5)		5.56%				448,791	449,045
Unsecured (Variable and Fixed)
$300 Million Unsecured 2011 Term Loan		LIBOR + 1.15%	(6)	1/15/2020		298,996	298,944
$500 Million Unsecured Line of Credit		LIBOR + 1.175%	(7)	8/19/2016	(8)	363,000	434,000
$350 Million Unsecured Senior Notes		3.40%	(9)	6/1/2023		348,831	348,800
$300 Million Unsecured 2013 Term Loan		LIBOR + 1.20%	(10)	1/31/2019		300,000	300,000
$400 Million Unsecured Senior Notes		4.45%	(11)	3/15/2024		396,914	396,832
$50 Million Unsecured Term Loan		LIBOR + 1.15%		4/1/2015		—	49,968
$170 Million Unsecured 2015 Term Loan		LIBOR + 1.125%	(12)	5/15/2018		169,577	—
Subtotal/Weighted Average (5)		2.78%				1,877,318	1,828,544
Total/ Weighted Average (5)		3.31%				$2,326,109	$2,277,589

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of March 31, 2015 and December 31, 2014 is interest-only.

(2)	On April 10, 2015, Piedmont repaid in full the balance on the $105 Million Fixed-Rate Loan.

(3)	Property collateralized pool includes 1430 Enclave Parkway in Houston, Texas, Windy Point I and II in Schaumburg, Illinois, and 1055 East Colorado Boulevard in Pasadena, California.

(4)
The $35 Million Fixed-Rate Loan has a contractual fixed rate of 5.55% ; however, the amortization of the premium recorded in order to adjust the note to its estimated fair value, results in an effective interest rate of 3.75%.

(5)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of March 31, 2015.

(6)
The $300 Million Unsecured 2011 Term Loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.39% through the original maturity date of November 22, 2016 and 3.35% from November 22, 2016 to January 15, 2020.

(7)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.175% as of March 31, 2015) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of March 31, 2015 consisted of 30-day LIBOR draws at a rate of 0.18% (subject to the additional spread mentioned above).

(8)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of August 21, 2017) provided Piedmont is not then in default and upon payment of extension fees.

(9)
The $350 Million Senior Notes have a fixed coupon rate of 3.40%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 3.45%. After consideration of the impact of settled interest rate swap agreements, in addition to the issuance discount, the effective interest rate on this debt is 3.43%.

(10)
The $300 Million Unsecured 2013 Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78% .

(11)
The $400 Million Senior Notes have a fixed coupon rate of 4.45%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 4.48%. After consideration of the impact of settled interest rate swap agreements, in addition to the issuance discount, the effective interest rate on this debt is 4.10%.

(12)
Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.125% as of March 31, 2015) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of March 31, 2015 consisted of a 30-day LIBOR draw at a rate of 0.18% (subject to the additional spread mentioned above).

5.Derivative Instruments
Risk Management Objective of Using Derivatives

In addition to operational risks which arise in the normal course of business, Piedmont is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, Piedmont has entered into derivative financial instruments such as interest rate swap agreements and other similar agreements to manage interest rate risk exposure arising from current or future debt transactions. Interest rate swap agreements involve the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Piedmont’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of March 31, 2015, Piedmont was party to various forward starting interest rate swap agreements which fully hedge the variable cash flows associated with all of its outstanding unsecured, variable-rate debt, other than the $500 Million Line of Credit and the $170 Million Unsecured 2015 Term Loan. Additionally, as of March 31, 2015, Piedmont held $500 million of forward starting interest rate swaps to hedge its exposure to the variability in future cash flows associated with potential future debt issuances in 2015 and 2016. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 131 months.

The detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2015 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	4	$300 Million Unsecured 2011 Term Loan	$300	11/22/2011	11/22/2016
Interest rate swaps	4	$300 Million Unsecured 2013 Term Loan	200	1/30/2014	1/31/2019
Interest rate swaps	2	$300 Million Unsecured 2013 Term Loan	100	8/29/2014	1/31/2019
Forward starting interest rate swaps	3	$300 Million Unsecured 2011 Term Loan	300	11/22/2016	1/15/2020
Forward starting interest rate swaps	4	Potential Future Issuance	250	2/27/2015	2/27/2022
Forward starting interest rate swaps	4	Potential Future Issuance	250	2/25/2016	2/25/2026
Total			$1,400

Piedmont has elected to present its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2015 and December 31, 2014, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2015	December 31, 2014
Gross derivative assets	$520	$430
Gross derivative liabilities	(19,416)	(6,417)
Net derivative liability	$(18,896)	$(5,987)

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the estimated fair value of these derivatives is recorded in other comprehensive income ("OCI") and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. In addition, in conjunction with the issuance of various unsecured senior notes during the years ended December 31, 2014 and 2013, Piedmont settled several forward starting swap agreements for gains which were recorded as accumulated other comprehensive income during the respective period and are being amortized as an offset to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). Piedmont classifies cash flows from the settlement of hedging derivative instruments in the same category as the underlying exposure which is being hedged. As the settlements were the result of hedging Piedmont's exposure to interest rate changes and their effect on interest expense, they are classified as operating cash flows in the accompanying consolidated statements of cash flows.

The effective portion of Piedmont's interest rate derivatives, including the gain on settlement of forward swaps described above, that was recorded in the accompanying consolidated statements of income for the three months ended March 31, 2015 and 2014, respectively, was as follows:

	Three Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	March 31, 2015	March 31, 2014
Amount of gain/(loss) recognized in OCI on derivative	$(15,205)	$(9,886)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$1,467	$1,170

Piedmont estimates that approximately $5.7 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on Piedmont’s cash flow hedges during the three months ended March 31, 2015 or 2014.

See Note 7 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $20.3 million as of March 31, 2015. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Variable Interest Entities and Equity Participation Rights
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity must consolidate the VIE.
During the three months ended March 31, 2015, Piedmont paid $4 million to settle the redemption option associated with an equity participation in Medici Atlanta, LLC, eliminating any ongoing third party interest.

A summary of Piedmont’s interests in and consolidation treatment of its outstanding VIEs as of March 31, 2015 and their related carrying values as of December 31, 2014 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of March 31, 2015	Net Carrying Amount as of December 31, 2014	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(2.5)	$(2.8)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity until certain financial returns are achieved and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$0.6	$(1.1)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity until certain financial returns are achieved and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$245.7	$245.3
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Piedmont TownPark Land, LLC	100%	Land Parcel Adjacent to 400 TownPark building	Consolidated	$7.9	$7.9
The equity participation and service fee agreement includes equity participation rights for the third party manager if certain defined events occur and certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such events occur and returns are achieved.

Each of the VIEs described above has the sole purpose of holding land and office buildings and their resulting operations, and are classified in the accompanying consolidated balance sheets in the same manner as Piedmont’s wholly-owned properties.

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31, 2015			December 31, 2014
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$7,479	$7,479	Level 1	$12,306	$12,306	Level 1
Tenant receivables, net(1)	$30,132	$30,132	Level 1	$27,711	$27,711	Level 1
Restricted cash and escrows(1)	$671	$671	Level 1	$5,679	$5,679	Level 1
Interest rate swap asset	$520	$520	Level 2	$430	$430	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$16,098	$16,098	Level 1	$14,395	$14,395	Level 1
Interest rate swap liability	$19,416	$19,416	Level 2	$6,417	$6,417	Level 2
Debt	$2,326,109	$2,373,488	Level 2	$2,277,589	$2,314,020	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of March 31, 2015 and December 31, 2014; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 5, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of March 31, 2015 and December 31, 2014. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2015 and December 31, 2014, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

8.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of March 31, 2015, commitments for funding potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $46.1 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of March 31, 2015, commitments for incremental capital expenditures for tenant improvements associated with new and existing leases, primarily at value-add properties, totaled approximately $23.8 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded reductions in reimbursement revenues related to such tenant audits/disputes of approximately $0 and $0.3 million during the three months ended March 31, 2015 and 2014, respectively.

Letters of Credit

As of March 31, 2015, Piedmont was subject to a letter of credit of approximately $0.4 million, which reduces the total outstanding capacity under its $500 Million Unsecured Line of Credit. This letter of credit agreement is scheduled to expire in July 2015; however, it contains an automatic renewal feature, consisting of successive one-year renewal periods, subject to the satisfaction of the credit obligation and certain other limitations.

9.Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of December 31, 2014 consisted solely of the 3900 Dallas Parkway building. Details are presented below (in thousands):

	March 31, 2015	December 31, 2014
Real estate assets held for sale, net:
Land	$—	$1,517
Building and improvements, less accumulated depreciation of $10,342 as of December 31, 2014	—	13,027
Total real estate assets held for sale, net	$—	$14,544

Other assets held for sale, net:
Straight-line rent receivables	$—	$768
Deferred lease costs, less accumulated amortization of $1,552 as of December 31, 2014	—	496
Total other assets held for sale, net	$—	$1,264

The 3900 Dallas Parkway building was subsequently sold during the three months ended March 31, 2015, and no other assets were held for sale as of March 31, 2015. The property was sold for approximately $26.2 million, resulting in a gain of approximately $10.1 million and net sales proceeds of approximately $25.8 million. As the sale of the 3900 Dallas Parkway building did not meet the criteria to be reported as a discontinued operation, the operational results for the building for periods prior to the sale are presented as continuing operations in the accompanying consolidated statements of income, and the gain on sale is presented separately on the face of the income statement.

Discontinued Operations

Asset disposals in previous periods that were previously classified as, and that continue to be reported as, discontinued operations for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
11107 and 11109 Sunset Hills Road	Reston, Virginia	March 19, 2014	$(102)	$22,326
1441 West Long Lake Road	Troy, Michigan	April 30, 2014	$562	$7,202
4685 Investment Drive	Troy, Michigan	April 30, 2014	$747	$11,198

Details comprising income from discontinued operations for the three months ended March 31, 2015 and 2014 are presented below (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Rental income	$—	$1,174
Tenant reimbursements	—	112
	—	1,286
Expenses:
Property operating costs	—	505
Depreciation	—	83
Amortization	—	223
General and administrative	—	3
	—	814

Other income/(expense)	—	(6)

Operating income, excluding gain on sale	—	466
Gain on sale of real estate assets	—	(106)
Income from discontinued operations	$—	$360

10.Stock Based Compensation
From time to time, Piedmont has granted equity awards to all of its employees. The deferred stock awards are determined by the Compensation Committee of the board of directors of Piedmont and typically vest on the award anniversary date ratably over a multi-year period. Piedmont also has a multi-year performance share program for certain of its employees whereby equity awards may be earned based on the relative performance of Piedmont's total stockholder return as compared with a predetermined peer group's total stockholder return over the same multi-year period. Shares are not awarded until after the end of the multi-year performance period and vest upon award.

A rollforward of Piedmont's equity based award activity for the three months ended March 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Deferred Stock Awards as of December 31, 2014	506,404	$18.12
Deferred Stock Awards Granted During Three Months Ended March 31, 2015	—	$—
Adjustment to Estimated Future Grants of Performance Share Awards During Three Months Ended March 31, 2015	(15,413)	$18.51
Deferred Stock Awards Vested During Three Months Ended March 31, 2015	(20,976)	$16.48
Deferred Stock Awards Forfeited During Three Months Ended March 31, 2015	—	$—
Unvested Deferred Stock Awards as of March 31, 2015	470,015	$18.18

The following table provides additional information regarding stock award activity during the three months ended March 31, 2015 and 2014, respectively (in thousands except for per share data):

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted-Average Grant Date Fair Value of Shares Granted During the Period (per share)	$—	$16.45
Total Grant Date Fair Value of Shares Vested During the Period	$346	$4
Share-based Liability Awards Paid During the Period(1)	$—	$—

(1)	Amount reflects the issuance of performance share awards during the period.

A detail of Piedmont’s outstanding employee stock awards as of March 31, 2015 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of March 31, 2015
April 4, 2012	Deferred Stock Award	169,128	$17.53	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 4, 2013, 2014, and 2015, respectively.	53,868
April 2, 2013	Deferred Stock Award	132,826	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 2, 2014, 2015, and 2016, respectively.	76,156
April 2, 2013	Fiscal Year 2013-2015 Performance Share Program	—	$18.91	Shares awarded, if any, will vest immediately upon determination of award in 2016.	—	(2)
January 3, 2014	Deferred Stock Award	95,476	$16.45	Of the shares granted, 20% will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	82,673
May 9, 2014	Deferred Stock Award	179,897	$18.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 9, 2015, 2016, and 2017, respectively.	144,287
May 9, 2014	Fiscal Year 2014-2016 Performance Share Program	—	$18.51	Shares awarded, if any, will vest immediately upon determination of award in 2017.	113,031	(3)
Total					470,015

(1)	Amounts reflect the total grant to employees, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2015.

(2)
Estimated based on Piedmont's cumulative total stockholder return ("TSR") for the respective performance period through March 31, 2015. As of March 31, 2015, Piedmont's TSR for the fiscal year 2013-2015 performance share program was below threshold. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

(3)
Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2015. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended March 31, 2015 and 2014, Piedmont recognized approximately $0.9 million and $0.6 million of compensation expense related to stock awards, of which $0.8 million and $0.6 million related to the amortization of unvested shares, respectively. During the three months ended March 31, 2015, a net total of 15,418 shares were issued to employees, directors, and officers. As of March 31, 2015, approximately $2.3 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted-average common shares – basic	154,339	154,849
Plus incremental weighted-average shares from time-vested conversions:
Deferred stock awards	241	176
Weighted-average common shares – diluted	154,580	155,025

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

Condensed Consolidated Balance Sheets
As of March 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$81,406	$—	$625,934	$—	$707,340
Buildings and improvements, less accumulated depreciation	438,933	—	2,795,862	(300)	3,234,495
Intangible lease assets, less accumulated amortization	1,676	—	67,578	—	69,254
Construction in progress	3,032	—	80,821	—	83,853
Total real estate assets	525,047	—	3,570,195	(300)	4,094,942
Investments in and amounts due from unconsolidated joint ventures	7,820	—	—	—	7,820
Cash and cash equivalents	3,879	250	3,350	—	7,479
Tenant and straight-line rent receivables, net	37,756	—	167,716	—	205,472
Advances to affiliates	6,142,933	1,284,521	—	(7,427,454)	—
Investment in subsidiary	—	3,846,399	191	(3,846,590)	—
Notes receivable	161,350	—	23,890	(185,240)	—
Prepaid expenses, restricted cash, escrows, and other assets	6,129	116	22,567	(1,262)	27,550
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	520	—	—	—	520
Deferred financing costs, net	7,023	—	368	—	7,391
Deferred lease costs, net	31,445	—	257,146	—	288,591
Total assets	$7,103,999	$5,131,286	$4,045,423	$(11,460,846)	$4,819,862
Liabilities:
Debt, net	$1,901,208	$—	$610,141	$(185,240)	$2,326,109
Accounts payable, accrued expenses, and accrued capital expenditures	16,732	674	103,322	(1,262)	119,466
Advances from affiliates	392,696	4,909,707	2,185,841	(7,488,244)	—
Deferred income	5,150	—	20,820	—	25,970
Intangible lease liabilities, net	—	—	42,978	—	42,978
Interest rate swaps	19,416	—	—	—	19,416
Total liabilities	2,335,202	4,910,381	2,963,102	(7,674,746)	2,533,939
Stockholders’ Equity:
Common stock	—	1,543	—	—	1,543
Additional paid-in capital	3,842,399	3,670,447	1,318	(3,846,590)	3,667,574
Retained/(cumulative distributions in excess of) earnings	931,835	(3,451,085)	1,079,974	60,490	(1,378,786)
Other comprehensive loss	(5,437)	—	—	—	(5,437)
Piedmont stockholders’ equity	4,768,797	220,905	1,081,292	(3,786,100)	2,284,894
Noncontrolling interest	—	—	1,029	—	1,029
Total stockholders’ equity	4,768,797	220,905	1,082,321	(3,786,100)	2,285,923
Total liabilities and stockholders’ equity	$7,103,999	$5,131,286	$4,045,423	$(11,460,846)	$4,819,862

Condensed Consolidated Balance Sheets
As of December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$81,406	$—	$621,394	$—	$702,800
Buildings and improvements, less accumulated depreciation	442,034	—	2,782,444	(300)	3,224,178
Intangible lease assets, less accumulated amortization	1,812	—	68,365	—	70,177
Construction in progress	1,355	—	62,038	—	63,393
Real estate assets held for sale, net	14,544	—	—	—	14,544
Total real estate assets	541,151	—	3,534,241	(300)	4,075,092
Investments in and amounts due from unconsolidated joint ventures	7,798	—	—	—	7,798
Cash and cash equivalents	8,143	1,790	2,373	—	12,306
Tenant and straight-line rent receivables, net	37,238	—	160,005	—	197,243
Advances to affiliates	6,084,243	1,282,443	—	(7,366,686)	—
Investment in subsidiary	—	3,878,811	192	(3,879,003)	—
Notes receivable	161,350	—	23,890	(185,240)	—
Prepaid expenses, restricted cash, escrows, and other assets	10,912	—	23,541	(954)	33,499
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	430	—	—	—	430
Deferred financing costs, net	7,242	—	425	—	7,667
Deferred lease costs, net	31,340	—	248,765	—	280,105
Other assets held for sale, net	1,264	—	—	—	1,264
Total assets	$7,071,208	$5,163,044	$3,993,432	$(11,432,183)	$4,795,501
Liabilities:
Debt, net	$1,852,434	$—	$610,395	$(185,240)	$2,277,589
Accounts payable, accrued expenses, and accrued capital expenditures	19,403	465	115,074	(954)	133,988
Advances from affiliates	376,122	4,909,362	2,138,140	(7,423,624)	—
Deferred income	4,998	—	17,217	—	22,215
Intangible lease liabilities, net	—	—	43,277	—	43,277
Interest rate swaps	6,417	—	—	—	6,417
Total liabilities	2,259,374	4,909,827	2,924,103	(7,609,818)	2,483,486
Stockholders’ Equity:
Common stock	—	1,543	—	—	1,543
Additional paid-in capital	3,874,757	3,670,236	192	(3,879,003)	3,666,182
Retained/(cumulative distributions in excess of) earnings	928,776	(3,418,562)	1,067,528	56,638	(1,365,620)
Other comprehensive loss	8,301	—	—	—	8,301
Piedmont stockholders’ equity	4,811,834	253,217	1,067,720	(3,822,365)	2,310,406
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	4,811,834	253,217	1,069,329	(3,822,365)	2,312,015
Total liabilities and stockholders’ equity	$7,071,208	$5,163,044	$3,993,432	$(11,432,183)	$4,795,501

Condensed Consolidated Statements of Income
For the three months ended March 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$18,937	$—	$99,577	$(707)	$117,807
Tenant reimbursements	4,246	—	27,272	(128)	31,390
Property management fee revenue	—	—	4,439	(3,877)	562
	23,183	—	131,288	(4,712)	149,759
Expenses:
Property operating costs	10,661	—	58,494	(4,919)	64,236
Depreciation	5,803	—	30,429	—	36,232
Amortization	1,254	—	13,416	—	14,670
General and administrative	6,200	111	7,724	(7,628)	6,407
	23,918	111	110,063	(12,547)	121,545
Real estate operating income	(735)	(111)	21,225	7,835	28,214
Other income (expense):
Interest expense	(13,188)	—	(8,949)	3,121	(19,016)
Other income/(expense)	2,766	—	174	(3,121)	(181)
Equity in income of unconsolidated joint ventures	159	—	—	—	159
	(10,263)	—	(8,775)	—	(19,038)
Income from continuing operations	(10,998)	(111)	12,450	7,835	9,176
Discontinued operations:
Operating income	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—
Gain on sale of real estate assets	10,073	—	—	—	10,073
Net income	(925)	(111)	12,450	7,835	19,249
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income attributable to Piedmont	$(925)	$(111)	$12,446	$7,835	$19,245

Condensed Consolidated Statements of Income
For the three months ended March 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$17,400	$—	$95,157	$(1,653)	$110,904
Tenant reimbursements	3,861	—	21,179	(111)	24,929
Property management fee revenue	—	—	4,171	(3,684)	487
	21,261	—	120,507	(5,448)	136,320
Expenses:
Property operating costs	10,044	—	53,878	(5,651)	58,271
Depreciation	5,840	—	27,804	—	33,644
Amortization	1,111	—	13,462	—	14,573
General and administrative	4,469	77	5,961	(5,952)	4,555
	21,464	77	101,105	(11,603)	111,043
Real estate operating income	(203)	(77)	19,402	6,155	25,277
Other income (expense):
Interest expense	(9,120)	—	(12,939)	3,133	(18,926)
Other income/(expense)	2,762	35	246	(3,133)	(90)
Net recoveries/(loss) from casualty events and litigation settlements	1,351	—	1,691	—	3,042
Equity in income of unconsolidated joint ventures	(266)	—	—	—	(266)
	(5,273)	35	(11,002)	—	(16,240)
Income from continuing operations	(5,476)	(42)	8,400	6,155	9,037
Discontinued operations:
Operating income	480	—	(14)	—	466
Loss on sale of real estate assets	(106)	—	—	—	(106)
Income from discontinued operations	374	—	(14)	—	360
Net income	(5,102)	(42)	8,386	6,155	9,397
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income attributable to Piedmont	$(5,102)	$(42)	$8,382	$6,155	$9,393

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$(6,974)	$426	$42,343	$7,835	$43,630

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(5,091)	—	(76,267)	—	(81,358)
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	(4,000)	—	(4,000)
Net sales proceeds from wholly-owned properties	25,803	—	—	—	25,803
Deferred lease costs paid	(846)	—	(3,568)	—	(4,414)
Net cash used in investing activities	19,866	—	(83,835)	—	(63,969)
Cash Flows from Financing Activities:
Deferred financing costs paid	(242)	—	—	—	(242)
Proceeds from debt	257,575	—	—	—	257,575
Repayments of debt	(209,000)	—	(254)	—	(209,254)
Costs of issuance of common stock	—	(90)	—	—	(90)
(Distributions to)/repayments from affiliates	(65,489)	30,601	42,723	(7,835)	—
Dividends paid and discount on dividend reinvestments	—	(32,477)	—	—	(32,477)
Net cash provided by financing activities	(17,156)	(1,966)	42,469	(7,835)	15,512
Net decrease in cash and cash equivalents	(4,264)	(1,540)	977	—	(4,827)
Cash and cash equivalents, beginning of period	8,143	1,790	2,373	—	12,306
Cash and cash equivalents, end of period	$3,879	$250	$3,350	$—	$7,479

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$21,395	$594	$41,908	$6,156	$70,053

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(6,875)	—	(20,712)	—	(27,587)
Net sales proceeds from wholly-owned properties	22,322	—	—	—	22,322
Deferred lease costs paid	(720)	—	(3,460)	—	(4,180)
Net cash used in investing activities	14,727	—	(24,172)	—	(9,445)
Cash Flows from Financing Activities:
Deferred financing costs paid	(454)	—	—	—	(454)
Proceeds from debt	764,564	—	—	—	764,564
Repayments of debt	(162,000)	—	(575,000)	—	(737,000)
Repurchases of common stock as part of announced plan	—	(54,515)	—	—	(54,515)
(Distributions to)/repayments from affiliates	(635,361)	84,826	556,691	(6,156)	—
Dividends paid and discount on dividend reinvestments	—	(30,905)	—	—	(30,905)
Net cash used in financing activities	(33,251)	(594)	(18,309)	(6,156)	(58,310)
Net increase in cash and cash equivalents	2,871	—	(573)	—	2,298
Cash and cash equivalents, beginning of period	3,261	150	3,562	—	6,973
Cash and cash equivalents, end of period	$6,132	$150	$2,989	$—	$9,271

13.Subsequent Events

Second Quarter Dividend Declaration

On April 28, 2015, the board of directors of Piedmont declared dividends for the second quarter of 2015 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on May 29, 2015. Such dividends are to be paid on June 19, 2015.

Property Dispositions

On April 15, 2015, Piedmont entered into a binding contract to sell Copper Ridge Center, an approximately 268,000 square foot, multi-tenant office building located in Lyndhurst, New Jersey, constructed in 1989, and approximately 87% leased to various tenants, including anchor tenant, Ralph Lauren. The contract is subject to customary closing conditions and is anticipated to close during the second quarter of 2015.

On April 28, 2015, Piedmont sold 5601 Headquarters Drive in Plano, Texas, an approximately 166,000 square foot office building constructed in 2001 and 100% leased to Intuit Inc.

On April 29, 2015, Piedmont sold River Corporate Center in Tempe, Arizona, an approximately 133,000 square foot office building constructed in 1998 and 100% leased to US Foods, Inc., for $24.6 million, or $185 per square foot.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured Line of Credit, and proceeds from property dispositions as our primary sources of immediate liquidity. In addition, we believe we have immediate access to, and may issue, additional equity or debt securities from time to time or seek additional borrowings from third-party lenders as further sources of capital. During the three months ended March 31, 2015, we entered into a continuous equity offering program under which we may sell, from time to time, up to an aggregate of $250.0 million in shares of our common stock in at-the-market ("ATM") offerings. The use of the ATM equity program, as well as the availability and attractiveness of terms for the other additional sources of capital mentioned above, are highly dependent on the timing and volume of our property acquisition and disposition activities, as well as overall market conditions.

During the three months ended March 31, 2015, we obtained the three-year, $170 Million Unsecured 2015 Term Loan which was used to pay off the maturing $50 Million Unsecured Term Loan and pay down the balance outstanding on our $500 Million Unsecured Line of Credit. Subsequent to quarter end, we paid off a maturing $105.0 million mortgage loan that was secured by the US Bancorp Center in Minneapolis, Minnesota using proceeds from our $500 Million Unsecured Line of Credit. In addition, we have just received approximately $57.5 million of net sales proceeds from the disposition of River Corporate Center in Tempe, Arizona, and 5601 Headquarters Drive in Plano, Texas, which we intend to use to pay down the balance outstanding under our $500 Million Unsecured Line of Credit.

Our most consistent use of capital has historically been, and will continue to be, to fund capital expenditures related to new or our existing portfolio of properties. During the three months ended March 31, 2015 and March 31, 2014 we paid for the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014

Capital expenditures for new development	$12,131	$699
Capital expenditures for redevelopment/renovations	6,773	1,046
Other capital expenditures, including tenant improvements	20,900	25,442
Total capital expenditures(1)	$39,804	$27,187

(1)
Of the total amounts paid, approximately $1.4 million and $0.7 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively.

"Capital expenditures for new development" relate to the construction of a 300,000 square foot, 11-story office tower in Houston, Texas. We broke ground on the development during the second quarter of 2014 and anticipate expending an additional $26-$28 million to complete the project during the summer of 2015, as well as expending approximately $21-$24 million in leasing commissions and tenant improvements during subsequent lease-up of the property.

"Capital expenditures for redevelopment/renovations" relate to repositioning our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use to private sector use. The first phase of the project, which included the renovation of the office tower, is substantially complete. The second phase, involving retail and plaza work, will continue into the third quarter of 2015. We currently anticipate spending an additional $12-$13 million to complete the project and an additional $21-$22 million in leasing commissions and tenant improvements during subsequent lease-up of the property.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements and leasing commissions necessary to lease or maintain our existing portfolio of office properties.

Piedmont classifies its tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of March 31, 2015, commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to Piedmont's existing lease portfolio totaled approximately $46.1 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, as of March 31, 2015, commitments for incremental capital expenditures for tenant improvements associated with new and existing leases, primarily at value-add properties, totaled approximately $23.8 million.

In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases. For example, for leases executed during the three months ended March 31, 2015, we committed to spend approximately $4.31 and $1.47 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively, and for the twelve months ended December 31, 2014, we committed to $3.48 and $1.53 per square foot per year of lease term for leases for tenant improvement allowances and leasing commissions, respectively. Given that our average lease size is approximately 28,000 square feet and our primary operating model is to lease large blocks of space to credit-worthy tenants, some of these items can result in significant capital outlays. Both the timing and magnitude of such future leases' expenditures have yet to be determined and are highly dependent on competitive market conditions of the respective office market at the time of lease negotiations. In particular, exclusive of our redevelopment project at 3100 Clarendon Boulevard mentioned above, there are currently three blocks of space in excess of 200,000 square feet in our Chicago and Washington, D.C portfolios that are currently vacant and may require significant tenant improvement packages to secure new tenants for those spaces, among others.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. In addition, our board of directors has authorized a repurchase plan for our common stock for use when we believe that our stock is trading at a meaningful discount to what we believe the estimated fair value of our net assets to be, and we may use capital resources to make purchases under this plan. As of March 31, 2015, there was $37.0 million of authorized capacity remaining on the program which may be spent prior to the program's expiration in fourth quarter 2015. Finally, although we have no debt maturities until April 2016, on a longer term basis, we expect to use capital to repay debt when obligations become due.

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

Results of Operations

Overview

Our income from continuing operations per share on a fully diluted basis increased from $0.06 for the three months ended March 31, 2014 to $0.12 for the three months ended March 31, 2015. The increase was primarily due to a gain recognized on the sale of our 3900 Dallas Parkway building in Plano, Texas during the current period as well as increased revenue due to the commencement of several significant leases, expiration of operating expense abatement periods, and properties acquired since the first quarter of the prior year. Also, net income for the first quarter of 2014 included approximately $3.0 million in insurance recoveries recognized during the first quarter of 2014 related to casualty losses incurred in prior periods.

Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2015 and 2014, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	March 31, 2015%		March 31, 2014%		$ Variance
Revenue:
Rental income	$117.8		$110.9		$6.9
Tenant reimbursements	31.4		24.9		6.5
Property management fee revenue	0.5		0.5		—
Total revenues	149.7	100%	136.3	100%	13.4
Expense:
Property operating costs	64.2	43%	58.3	42%	5.9
Depreciation	36.2	24%	33.6	25%	2.6
Amortization	14.7	10%	14.6	11%	0.1
General and administrative	6.4	4%	4.5	3%	1.9
Real estate operating income	28.2	19%	25.3	19%	2.9
Other income (expense):
Interest expense	(19.0)	13%	(18.9)	14%	(0.1)
Other income/(expense)	(0.2)	—%	(0.1)	—%	(0.1)
Net recoveries from casualty events and litigation settlements	—	—%	3.0	2%	(3.0)
Equity in income/(loss) of unconsolidated joint ventures	0.2	—%	(0.3)	—%	0.5
Income from continuing operations	$9.2	6%	$9.0	7%	$0.2
Income from discontinued operations	$—		$0.4		$(0.4)

Revenue

Rental income increased approximately $6.9 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to approximately $3.9 million of additional rental income attributable to properties acquired in 2014 and 2015. The remainder of the increase is attributable to leases commencing subsequent to March 31, 2014, the most significant occurring at our 6021 Connection Drive building in Irving, Texas for approximately $1.3 million, and our Aon Center building in Chicago, Illinois for approximately $0.9 million.

Tenant reimbursements increased approximately $6.5 million for the three months ended March 31, 2015 compared to the same period in the prior year. The increase in tenant reimbursements is mainly driven by the expiration of operating expense abatements for several significant tenants coupled with an increase in occupancy. Reimbursement income was further impacted by an increase in our recoverable property operating costs as a result of increased property taxes and snow removal costs at certain locations. Finally, acquisitions completed during 2014 and 2015 contributed another $1.7 million to the increase as compared to the quarter ended March 31, 2014.

Expense

Property operating costs increased approximately $5.9 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to approximately $2.3 million of additional operating expenses attributable to properties acquired during 2014 and 2015. In addition, we incurred higher property tax expense and utility expense of $1.9 million and $0.5 million, respectively, related to our existing portfolio of assets as compared to the same period in the prior year. We also incurred higher landscaping costs in the current period of approximately $0.7 million due mainly to ice and snow removal at certain of our existing properties in the Boston and New York office sub-markets due to an unusually harsh winter in those markets.

Depreciation expense increased approximately $2.6 million for the three months ended March 31, 2015 compared to the same period in the prior year. The variance is mostly attributable to depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2014 which contributed approximately $2.1 million of the increase. The remainder of the variance is due to properties acquired during 2014 and 2015.

Amortization expense increased approximately $0.1 million for the three months ended March 31, 2015 compared to the same period in the prior year. The increase is attributable to additional amortization associated with intangible lease assets recognized as part of acquiring new properties during 2014 and 2015, which was largely offset by the non-recurrence of accelerated amortization expense from lease terminations in the prior period.

General and administrative expenses increased approximately $1.9 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to higher salary and other incentive compensation costs driven by improved operating results and stock performance, contributing approximately $1.3 million to the increase. The remainder of the increase is due to higher legal and accounting fees in the current period.

Other Income (Expense)

Interest expense increased approximately $0.1 million for the three months ended March 31, 2015 compared to the same period in the prior year as a result of higher outstanding debt balances during the current year, offset by lower average interest rates due to refinancing activity during 2014.

During the three months ended March 31, 2014, we recognized approximately $3.0 million of net recoveries of casualty loss and litigation settlement expense These recoveries are non-recurring in nature and are largely associated with the receipt of insurance proceeds related to litigation settlement expense previously incurred, as well as insurance proceeds associated with damage to certain of our assets in the New York/New Jersey markets as a result of Hurricane Sandy. The timing of such reimbursements is dependent upon outside parties.

Equity in income of unconsolidated joint ventures for the three months ended March 31, 2014, included the operations of two properties, Two Park Center in Hoffman Estates, Ilinois and 8560 Upland Drive in Parker, Colorado. Two Park Center, which was subsequently sold, was vacant during the period and resulted in a loss during the prior quarter. The results of operations of the current year consist solely of the remaining property, 8560 Upland Drive, which is 100% leased.

Income from Discontinued Operations

The operations of assets that were classified as discontinued operations prior to April 1, 2014 (see Note 9 to our accompanying consolidated financial statements for a complete listing) are presented in the accompanying statement of operations as discontinued operations for all periods presented. The presentation of discontinued operations in the future is subject to the occurrence and timing of future property dispositions that meet the criteria to be classified as discontinued operations.

Funds From Operations (“FFO”), Core FFO, and Adjusted Funds from Operations (“AFFO”)

Net income calculated in accordance with U.S. generally accepted accounting principles ("GAAP") is the starting point for calculating FFO, Core FFO, and AFFO, and these metrics are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, Core FFO, and AFFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition as follows: Net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment charges (including our proportionate share of any impairment charges and/or gains or losses from sales of property related to investments in unconsolidated joint ventures), plus depreciation and amortization on real estate assets (including our proportionate share of depreciation and amortization related to investments in unconsolidated joint ventures). Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs. Further, other REITs may not compute Core FFO or AFFO in a manner comparable to ours, if computed at all.

We calculate Core FFO as FFO (calculated as set forth above) less acquisition costs and other significant, non-recurring items, such as the infrequent and non-recurring gains or losses from the early extinguishment of debt and other financial instruments, and litigation settlements expense and casualty losses, and their subsequent insurance recoveries.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2015	Per Share(1)	March 31, 2014	Per Share(1)
Net income attributable to Piedmont	$19,245	$0.12	$9,393	$0.06
Depreciation of real estate assets(2)	36,097	0.23	33,727	0.22
Amortization of lease-related costs(2)	14,686	0.10	14,804	0.09
(Gain)/loss on sale - wholly-owned properties, net	(10,073)	(0.06)	106	—
Funds From Operations	$59,955	$0.39	$58,030	$0.37
Adjustments:
Acquisition costs	144	—	66	—
Net recoveries from casualty events and litigation settlements	—	—	(3,042)	(0.01)
Core Funds From Operations	$60,099	$0.39	$55,054	$0.36
Adjustments:
Deferred financing cost amortization	724	—	863	0.01
Amortization of estimated fair market adjustments on notes payable	(121)	—	—	—
Amortization of discount on senior notes	48	—	34	—
Depreciation of non real estate assets	196	—	114	—
Straight-line effects of lease revenue (2)	(4,510)	(0.03)	(9,412)	(0.06)
Stock-based and other non-cash compensation	725	—	636	—
Net effect of amortization of above and below-market in-place lease intangibles	(1,122)	—	(1,364)	(0.01)
Acquisition costs	(144)	—	(66)	—
Non-incremental capital expenditures (3)	(10,287)	(0.06)	(13,821)	(0.09)
Adjusted Funds From Operations	$45,608	$0.30	$32,038	$0.21
Weighted-average shares outstanding – diluted	154,580		155,025

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income (Cash Basis)

Property Net Operating Income on a cash basis ("Property NOI") is a non-GAAP measure which we use to assess our operating results. It is calculated as real estate operating income with the add-back of corporate general and administrative expense, depreciation and amortization, impairment losses, and the deduction of income and expense associated with property management performed by Piedmont for other organizations. We present this measure on a cash basis, which eliminates the effects of straight lined rents and fair value lease revenue. We use this measure as a proxy for the cash generated by our real estate properties. Same Store Net Operating Income on a cash basis ("Same Store NOI") is another non-GAAP measure very similar to Property NOI, however, Same Store NOI only reflects Property NOI attributable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store NOI excludes amounts attributable to unconsolidated joint venture assets. We believe Same Store NOI is an important measure because it allows us to compare the cash flows generated by our same real estate properties from one period to another. Other REITs may calculate Property NOI and Same Store NOI differently, and our calculations should not be compared to that of other REITs.

The following table sets forth our Property NOI and Same Store NOI with a reconciliation to net income attributable to Piedmont (GAAP basis) for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014

Net income attributable to Piedmont (GAAP basis)	$19,245	$9,393

Net income attributable to noncontrolling interest	4	4
Interest expense	19,016	18,926
Depreciation (1)	36,292	33,841
Amortization (1)	14,686	14,804
Acquisition costs	144	66
Net recoveries of casualty events and litigation settlements (1)	—	(3,042)
(Gain)/loss on sale of properties (1)	(10,073)	106
General & administrative expenses(1)	6,416	4,582
Management fee revenue	(330)	(259)
Other (income)/expense(1)	38	30
Straight line rent effects of lease revenue(1)	(4,510)	(9,412)
Amortization of lease-related intangibles(1)	(1,122)	(1,364)

Property NOI (cash basis)	$79,806	$67,675

Change period over period in Property NOI (cash basis)	17.9%	N/A

Net operating loss/(income) from:
Acquisitions(2)	(2,665)	—
Dispositions(3)	(230)	(1,560)
Other investments(4)	(296)	383

Same Store NOI (cash basis)	$76,615	$66,498

Change period over period in Same Store NOI (cash basis)	15.2%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of 5 Wall Street in Burlington, Massachusetts, purchased on June 27, 2014; 1155 Perimeter Center West in Atlanta, Georgia, purchased on August 28, 2014; TownPark Land in Lake Mary, Florida, purchased on November 21, 2014; and Park Place on Turtle Creek in Dallas, Texas, purchased on January 16, 2015.

(3)
Dispositions consist of 11107 and 11109 Sunset Hills Road in Reston, Virginia, sold on March 19, 2014; 1441 West Long Lake Road and 4685 Investment Drive in Troy, Michigan, sold on April 30, 2014; 2020 West 89th Street in Leawood, Kansas, sold on May 19, 2014; and 3900 Dallas Parkway in Plano, Texas, sold on January 30, 2015.

(4)	Other investments consist of operating results from our investments in unconsolidated joint ventures and our redevelopment project at 3100 Clarendon Boulevard in Arlington, Virginia.

Overview

Our portfolio is a national portfolio located in several geographic markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 28,000 square feet with 7.0 years of lease term remaining as of March 31, 2015. As a result, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire. We have re-leased a significant portion of our portfolio over the last several years; however, as rental abatement periods related to certain significant renewals and replacement leases began to expire during 2014, Property NOI on a sequential quarter basis began to improve and culminated in a 17.9% increase in Property NOI and a 15.2% increase in Same Store NOI for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. On a prospective basis, we anticipate that Property NOI will continue to improve in 2015 as certain significant leases for currently vacant space commence and rental abatement periods expire. Further, any absorption of currently vacant space in the portfolio due to additional new leasing activity could also favorably impact Property NOI and/or Same Store NOI comparisons depending on the timing of commencement dates and abatement periods of the new leases.

Leased Percentage

Excluding one unconsolidated joint venture and one property that was not in service due to a redevelopment project as of March 31, 2015, our portfolio in total was 88.8% leased as of March 31, 2015, up from 87.7% leased as of December 31, 2014, and up from 86.7% as of March 31, 2014. As of March 31, 2015, scheduled expirations for the portfolio as a whole for 2015 and 2016 represented 2.0% and 5.9%, respectively, of our Annualized Lease Revenue; therefore, our current leasing efforts are primarily focused on leasing currently vacant space. To the extent we are able to execute new leases for currently vacant space, offset by scheduled expirations, such new leasing should favorably impact our leased percentage, Property NOI, and possibly our Same Store NOI comparisons once any associated abatement periods expire.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

We have re-leased a significant portion of our portfolio over the past several years, and as of March 31, 2015, we still had approximately 500,000 square feet of executed leases related to vacant space which had not yet commenced. Commencement of new leases typically occurs 6-24 months from the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI. In addition, office leases, both new and lease renewals, typically contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. As of March 31, 2015, approximately 1.7 million square feet of our commenced leases were still in some form of abatement. Lastly, if we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and large block tenant model result in rent roll ups and roll downs that can fluctuate widely on a market by market basis; however, given the large volume of leasing activity over the last several years, we estimate that our portfolio, taken as a whole, is currently at market. Property NOI and Same store NOI comparisons for any given period may still fluctuate as a result of rent roll ups and roll downs, however, depending on the leasing activity in individual geographic markets during the respective period.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. We perform non-customary services for tenants of buildings that we own, including solar power generation, and real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of March 31, 2015, our off-balance sheet arrangements consist of one investment in an unconsolidated joint venture and operating lease obligations related to ground leases at two of our properties. The unconsolidated joint venture in which we currently invest is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

The estimated fair values of the tangible assets of an acquired property (which includes land and buildings) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management's determination of the estimated fair value of these assets. We determine the as-if-vacant estimated fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate the cost to execute similar leases including leasing commissions, legal, and other related costs.

The estimated fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no issues of impairment related to our goodwill as of March 31, 2015.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 6 to our accompanying consolidated financial statements for further detail on our investment in variable interest entities as of March 31, 2015.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of March 31, 2015 are designated as effective cash flow hedges. See Note 5 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The amendments in ASU 2014-09 change the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. Additionally, lease contracts are specifically excluded from ASU 2014-09. The amendments in ASU 2014-09 are effective in the first quarter of 2017 for us, and early adoption is not permitted. We are currently evaluating the potential impact, if any, of adoption.

The FASB has issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments in ASU 2015-02 modifies the consolidation analysis of certain types of entities. Specifically, ASU 2015-02 changes the assessment criteria of whether limited partnerships are VIEs, eliminates the presumption that general partners should consolidate a limited partner, eliminates certain conditions from the evaluation of whether a fee paid to a decision maker constitutes a VIE, and changes the evaluation regarding the impact of related parties in the primary beneficiary determination of a VIE. The amendments in ASU 2015-02 are effective for us in the first quarter of 2016, and we are currently evaluating the potential impact, if any, of adoption.

The FASB has issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require debt issuance costs to be presented in the balance sheet as a reduction to the underlying debt instrument, as opposed to a separate asset. The amendments do not change the method by which such costs are amortized against earnings, nor do they change their classification in the consolidated statements of income, as a component of interest expense. The amendments in ASU 2015-03 are effective in the first quarter of 2016 for us, and we are currently evaluating the potential impact of adoption.

Related-Party Transactions and Agreements
There were no related-party transactions during the three months ended March 31, 2015.

Contractual Obligations
Our contractual obligations as of March 31, 2015 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long-term debt(1)	$2,328,787	$105,824	(2)	$672,317	(3)	$772,001	(4)	$778,645	(5)
Operating lease obligations(6)	42,763	451		902		902		40,508
Total	$2,371,550	$106,275		$673,219		$772,903		$819,153

(1)
Amounts include principal payments only and balances outstanding as of March 31, 2015, not including unamortized issuance discounts or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $19.3 million during the three months ended March 31, 2015, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 of our accompanying consolidated financial statements.

(2)	On April 10, 2015, Piedmont repaid in full the balance on the $105.0 Million Fixed-Rate Loan.

(3)
Includes the balance outstanding as of March 31, 2015 of the $500 Million Unsecured Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of August 21, 2017) provided Piedmont is not then in default and upon payment of extension fees.

(4)
Includes the $300 Million Unsecured 2013 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this portion of the facility to 2.78% through maturity. As such, we estimate incurring, exclusive of changes to our credit rating, approximately $8.3 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through maturity in January 2019.

(5)
Includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 2.39% through the original maturity date of November 22,

2016. Additionally, Piedmont entered into three forward starting swaps to effectively fix, absent any changes to Piedmont's credit rating, the rate of this facility to 3.35% for the extension period (November 22, 2016 to January 15, 2020). As such, we estimate incurring, exclusive of changes to our credit rating, approximately $7.2 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through the original maturity of the debt facility in November 2016, and approximately $10.1 million per annum for the extension period ending in January 2020.

(6)
Two properties (the 2001 NW 64th Street building in Ft. Lauderdale, Florida and the River Corporate Center building) are subject to ground leases with expiration dates of 2048 and 2101, respectively. The aggregate remaining payments required under the terms of these operating leases as of March 31, 2015 are presented above.

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
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured Line of Credit, our $300 Million Unsecured 2011 Term Loan, the $300 Million Unsecured 2013 Term Loan, and the $170 Million Unsecured 2015 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, as of the time of this filing, all of our debt other than the $500 Million Unsecured Line of Credit and the $170 Million Unsecured 2015 Term Loan is based on fixed, or effectively-fixed, interest rates to hedge against instability in the credit markets.

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt as of March 31, 2015 and December 31, 2014 was approximately $2.4 billion, and $2.3 billion, respectively. Our interest rate swap agreements in place at March 31, 2015 carried a notional amount totaling $1.4 billion with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.87%. Our interest swap agreements in place at December 31, 2014 carried a notional amount totaling $1.2 billion with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.77%.

As of March 31, 2015, all of our outstanding debt, except for amounts outstanding under our $500 Million Unsecured Line of Credit and the $170 Million Unsecured 2015 Term Loan, was subject to fixed, or effectively fixed, interest rates. After giving effect to the pay off of the $105.0 Million Fixed-Rate Loan secured by the US Bancorp building which occurred on April 10, 2015, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.81% per annum with expirations ranging from 2016 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of March 31, 2015, we had $363.0 million outstanding on our $500 Million Unsecured Line of Credit. Our $500 Million Unsecured Line of Credit currently has a stated rate of LIBOR plus 1.175% per annum or the prime rate, at our discretion. Draws outstanding as of March 31, 2015 were subject to a blended rate of LIBOR + 1.175% as of March 31, 2015. The current stated interest rate spread on the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.125% (based on our current corporate credit rating). To the extent that we borrow additional funds in the future under the $500 Million Unsecured Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on these outstanding borrowings as of March 31, 2015 would increase interest expense approximately $5.3 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter 2015.

(b)	Not applicable.

(c)
During the quarter ended March 31, 2015, Piedmont repurchased 176,723 shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the "DRP") at an average price of $18.36 per share. The aggregate stock repurchases for the quarter ended March 31, 2015 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s) (1)
January 1, 2015 to January 31, 2015	—	$—	—	$—
February 1, 2015 to February 28, 2015	—	$—	—	$—
March 1, 2015 to March 31, 2015	177	$18.36	—	$37,040	(1)
Total	177	$18.36	—

(1)
Under our amended and restated DRP, as set forth in a Current Report on Form 8-K filed February 24, 2011, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont. Therefore, the "Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program" relates only to our Amended and Restated Stock Repurchase Plan authorizing the repurchase of up to $150 million in stock repurchases. The stock repurchase plan was announced on November 3, 2011 and is currently scheduled to expire during the fourth quarter 2015, and is separate from shares purchased for DRP issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter 2015 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	April 29, 2015	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
FIRST QUARTER 2015
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

10.1
Term Loan Agreement, dated as of March 27, 2015, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JP Morgan Securities, LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Co-Lead Arrangers and Book Managers; JPMorgan Chase Bank, as Agent; U.S. Bank National Association, as Syndication Agent; SunTrust Bank, as Documentation Agent; and the financial institutions initially signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2015)

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