Form 10-Q
period 2015-06-30
Piedmont Office Realty Trust, Inc.
filed 2015-07-29
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 28, 2015:
151,314,018 shares

FORM 10-Q
PIEDMONT OFFICE REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont Office Realty Trust, Inc. ("Piedmont"), or its executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with other written or oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financings, and operating objectives; discussions regarding future dividends and share repurchases; and discussions regarding the potential impact of economic conditions on our real estate and lease portfolio.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2014. Piedmont’s results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets:
Real estate assets, at cost:
Land	$696,713	$698,519
Buildings and improvements, less accumulated depreciation of $1,108,333 and $1,075,395 as of June 30, 2015 and December 31, 2014, respectively	3,154,044	3,196,660
Intangible lease assets, less accumulated amortization of $88,954 and $79,860 as of June 30, 2015 and December 31, 2014, respectively	64,152	70,177
Construction in progress	64,804	63,382
Real estate assets held for sale	26,111	46,354
Total real estate assets	4,005,824	4,075,092
Investments in and amounts due from unconsolidated joint ventures	7,714	7,798
Cash and cash equivalents	8,997	12,306
Tenant receivables, net of allowance for doubtful accounts of $110 and $231 as of June 30, 2015 and December 31, 2014, respectively	25,474	27,711
Notes receivable	45,400	—
Straight-line rent receivables	171,241	167,657
Restricted cash and escrows	521	5,679
Prepaid expenses and other assets	32,791	27,820
Goodwill	180,097	180,097
Interest rate swaps	8,290	430
Deferred financing costs, less accumulated amortization of $6,629 and $6,067 as of June 30, 2015 and December 31, 2014, respectively	7,491	7,667
Deferred lease costs, less accumulated amortization of $156,509 and $142,132 as of June 30, 2015 and December 31, 2014, respectively	283,756	278,461
Other assets held for sale	3,706	4,783
Total assets	$4,781,302	$4,795,501
Liabilities:
Unsecured debt, net of discount of $7,462 and $5,456 as of June 30, 2015 and December 31, 2014, respectively	$1,817,538	$1,828,544
Secured debt, inclusive of premium of $2,305 and $3,258 as of June 30, 2015 and December 31, 2014, respectively	502,757	449,045
Accounts payable, accrued expenses, and accrued capital expenditures	128,898	133,988
Deferred income	26,633	22,215
Intangible lease liabilities, less accumulated amortization of $41,446 and $37,964 as of June 30, 2015 and December 31, 2014, respectively	41,214	43,277
Interest rate swaps	8,411	6,417
Total liabilities	2,525,451	2,483,486
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2015 or December 31, 2014	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2015 or December 31, 2014	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 151,833,222 and 154,324,089 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,518	1,543
Additional paid-in capital	3,668,378	3,666,182
Cumulative distributions in excess of earnings	(1,427,312)	(1,365,620)
Other comprehensive income	12,242	8,301
Piedmont stockholders’ equity	2,254,826	2,310,406
Noncontrolling interest	1,025	1,609
Total stockholders’ equity	2,255,851	2,312,015
Total liabilities and stockholders’ equity	$4,781,302	$4,795,501
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$117,454	$113,287	$235,261	$224,191
Tenant reimbursements	28,813	24,745	60,203	49,674
Property management fee revenue	467	548	1,029	1,035
	146,734	138,580	296,493	274,900
Expenses:
Property operating costs	61,479	57,136	125,715	115,407
Depreciation	36,039	34,144	72,271	67,788
Amortization	14,955	13,599	29,625	28,172
Impairment loss on real estate asset	5,354	—	5,354	—
General and administrative	8,083	7,145	14,490	11,700
	125,910	112,024	247,455	223,067
Real estate operating income	20,824	26,556	49,038	51,833
Other income (expense):
Interest expense	(18,172)	(18,012)	(37,188)	(36,938)
Other income/(expense)	596	(366)	415	(456)
Net recoveries from casualty events and litigation settlements	—	1,480	—	4,522
Equity in income/(loss) of unconsolidated joint ventures	124	(333)	283	(599)
	(17,452)	(17,231)	(36,490)	(33,471)
Income from continuing operations	3,372	9,325	12,548	18,362
Discontinued operations:
Operating income/(loss)	(3)	514	(3)	980
Gain on sale of real estate assets	—	1,304	—	1,198
Income/(loss) from discontinued operations	(3)	1,818	(3)	2,178
Gain on sale of real estate assets	26,611	1,140	36,684	1,140
Net income	29,980	12,283	49,229	21,680
Less: Net income attributable to noncontrolling interest	(4)	(4)	(8)	(8)
Net income attributable to Piedmont	$29,976	$12,279	$49,221	$21,672
Per share information – basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$0.20	$0.07	$0.32	$0.13
Income from discontinued operations	—	0.01	—	0.01
Net income available to common stockholders	$0.20	$0.08	$0.32	$0.14
Weighted-average common shares outstanding – basic	153,559,076	154,318,592	153,946,898	154,582,519
Weighted-average common shares outstanding – diluted	153,757,404	154,444,508	154,174,270	154,727,805
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014

Net income attributable to Piedmont		$29,976		$12,279		$49,221		$21,672
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	16,079		(3,617)		874		(13,502)
Plus: Reclassification of previously recorded loss included in net income (See Note 5)	1,602		1,159		3,069		2,328
Unrealized loss on investment in available for sale securities	(2)		—		(2)		—
Other comprehensive income/(loss)		17,679		(2,458)		3,941		(11,174)
Comprehensive income attributable to Piedmont		$47,655		$9,821		$53,162		$10,498

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013	157,461	$1,575	$3,668,906	$(1,231,209)	$20,278	$1,609	$2,461,159
Share repurchases as part of an announced plan	(3,190)	(32)	—	(52,764)	—	—	(52,796)
Retirement of shares returned from escrow	(85)	(1)	(1,478)	—	—	—	(1,479)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	(4,054)	—	—	—	(4,054)
Dividends to common stockholders ($0.81 per share), dividends to shareholders of subsidiary, and dividends reinvested	—	—	(188)	(124,995)	—	(15)	(125,198)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	138	1	2,996	—	—	—	2,997
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	43,348	—	—	43,348
Other comprehensive income	—	—	—	—	(11,977)	—	(11,977)
Balance, December 31, 2014	154,324	1,543	3,666,182	(1,365,620)	8,301	1,609	2,312,015
Share repurchases as part of an announced plan	(2,649)	(26)	—	(46,233)	—	—	(46,259)
Offering costs	—	—	(326)	—	—	—	(326)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	54	—	—	—	54
Reallocation of noncontrolling interest of subsidiary	—	—	1,128	—	—	(584)	544
Dividends to common stockholders ($0.42 per share), dividends to shareholders of subsidiary, and dividends reinvested	—	—	(140)	(64,680)	—	(8)	(64,828)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	158	1	1,480	—	—	—	1,481
Net income attributable to noncontrolling interest	—	—	—	—	—	8	8
Net income attributable to Piedmont	—	—	—	49,221	—	—	49,221
Other comprehensive loss	—	—	—	—	3,941	—	3,941
Balance, June 30, 2015	151,833	$1,518	$3,668,378	$(1,427,312)	$12,242	$1,025	$2,255,851

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$49,229	$21,680
Operating distributions received from unconsolidated joint ventures	368	266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,271	67,871
Amortization of deferred financing costs	866	1,047
Gain/(loss) on settlement of forward starting interest rate swaps	(1,284)	14,960
Other amortization	29,890	27,649
Impairment loss on real estate asset	5,354	—
Stock compensation expense	2,417	1,907
Equity in loss/(income) of unconsolidated joint ventures	(283)	599
Gain on sale of real estate assets	(36,684)	(2,338)
Retirement of shares returned from escrow	—	(1,479)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(16,447)	(14,236)
Increase in restricted cash and escrows	(266)	(117)
Increase in prepaid expenses and other assets	(5,071)	(7,062)
Decrease in accounts payable and accrued expenses	(9,762)	(1,396)
Increase/(decrease) in deferred income	4,235	(456)
Net cash provided by operating activities	94,833	108,895
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(45,185)	(29,180)
Capitalized expenditures, net of accruals	(62,587)	(68,936)
Redemption of noncontrolling interest in unconsolidated variable interest entity	(4,000)	—
Net sales proceeds from wholly-owned properties	87,925	46,240
Net sales proceeds from unconsolidated joint ventures	—	6,017
Investments in unconsolidated joint ventures	—	(42)
Deferred lease costs paid	(10,678)	(11,370)
Net cash used in investing activities	(34,525)	(57,271)
Cash Flows from Financing Activities:
Deferred financing costs paid	(830)	(1,016)
Proceeds from debt	1,054,857	846,564
Repayments of debt	(1,012,576)	(779,070)
Costs of issuance of common stock	(326)	—
Repurchases of common stock as part of announced plan	(39,914)	(54,685)
Dividends paid and discount on dividend reinvestments	(64,828)	(61,827)
Net cash used in financing activities	(63,617)	(50,034)
Net (decrease)/increase in cash and cash equivalents	(3,309)	1,590
Cash and cash equivalents, beginning of period	12,306	6,973
Cash and cash equivalents, end of period	$8,997	$8,563

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued share repurchases as part of an announced plan	$6,345	$(2,005)
Accrued capital expenditures and deferred lease costs	$15,930	$13,010
Accrued deferred financing costs	$75	$5

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

As of June 30, 2015, Piedmont owned 71 office properties, one redevelopment asset, one office property under development, and one office building through an unconsolidated joint venture. Piedmont's 71 consolidated office properties comprise 21.0 million square feet of primarily Class A commercial office space, and were 88.8% leased as of June 30, 2015. As of June 30, 2015, approximately 90% of Piedmont's Annualized Lease Revenue was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Minneapolis, New York, and Washington, D.C.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the "FASB") has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The amendments in ASU 2014-09 change the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. Additionally, lease contracts are specifically excluded from ASU 2014-09. The amendments in ASU 2014-09 are effective in the first quarter of 2018 for Piedmont, and Piedmont is currently evaluating the potential impact, if any, of adoption.

The FASB has issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments in ASU 2015-02 modify the consolidation analysis of certain types of entities. Specifically, ASU 2015-02 changes the assessment criteria of whether limited partnerships are VIEs, eliminates the presumption that general partners should consolidate a limited partner, eliminates certain conditions from the evaluation of whether a fee paid to a decision maker constitutes a VIE, and changes the evaluation regarding the impact of related parties in the primary beneficiary determination of a VIE. The amendments in ASU 2015-02 are effective in the first quarter of 2016 for Piedmont, and Piedmont is currently evaluating the potential impact, if any, of adoption.

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
During the six months ended June 30, 2015, Piedmont acquired 100% ownership of the following property and land parcel using proceeds from the $500 Million Unsecured Line of Credit, proceeds from the sales of the 3900 Dallas Parkway and 5601 Headquarters Drive buildings in Plano, Texas (see Note 9), and cash on hand, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Rentable Square Feet	Percentage Leased as of Acquisition	Purchase Price (in millions)
Park Place on Turtle Creek	Dallas, TX	January 16, 2015	177,844	88%	$46.6

Land Parcel	Metropolitan Statistical Area	Date of Acquisition	Acreage	Contractual Purchase Price (in millions)
Two Pierce Land Parcel	Chicago, IL	June 2, 2015	4.73	$3.7

4.Debt

During the six months ended June 30, 2015, Piedmont replaced its existing $500 Million Unsecured Line of Credit with a new $500 million line of credit facility (the "$500 Million Unsecured 2015 Line of Credit"). The existing $500 Million Unsecured Line of Credit was scheduled to expire on August 19, 2016, and was terminated concurrently with the closing of the new facility. The term of the new $500 Million Unsecured 2015 Line of Credit is four years with a maturity date of June 18, 2019, and Piedmont may extend the term for up to one additional year (through two available six-month extensions) provided Piedmont is not then in default and upon payment of extension fees. Additionally, under certain terms of the agreement, Piedmont may increase the new facility by up to an additional $500 million, to an aggregate size of $1.0 billion, provided that no existing bank has any obligation to participate in such increase. In addition, the new facility agreement has a swing line sub-facility of up to $50 million. Piedmont paid customary arrangement and upfront fees to the lenders in connection with the closing of the new facility.

The $500 Million Unsecured 2015 Line of Credit has the option to bear interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) or Base Rate, defined as the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR for a one-month period plus one percent, (ii) the greater of the credit rating for Piedmont or Piedmont OP, and (iii) for LIBOR loans, an interest period selected by Piedmont of one, two (if available), three, or six months, or to the extent available from all lenders in each case, one year or periods of less than one month. The stated interest rate spread over LIBOR can vary from 0.875% to 1.55% based upon the greater of the then current credit rating of Piedmont or Piedmont OP. As of June 30, 2015, the stated interest rate spread over LIBOR on the $500 Million Unsecured 2015 Line of Credit is 1.00%, down from 1.175% on the prior line of credit.

Under the $500 Million Unsecured 2015 Line of Credit, Piedmont is subject to certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40. As of June 30, 2015, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

Additionally, during the six months ended June 30, 2015, Piedmont entered into a $160 million note payable secured by a mortgage against its 1901 Market Street building located in Philadelphia, PA (the "$160 Million Fixed-Rate Loan"). The $160 Million Fixed-Rate Loan replaced the $105 Million Fixed-Rate Loan secured by the US Bancorp Center, which was paid in full in April 2015, and the remaining proceeds were used to pay down outstanding borrowings on the $500 Million Unsecured 2015 Line of Credit. The $160 Million Fixed-Rate Loan bears interest at 3.48% per year and matures on July 5, 2022. Piedmont may prepay the outstanding principal balance, in whole or in part, with 30 days written notice, subject to a prepayment penalty in certain circumstances. There is no penalty for prepaying within 90 days of the maturity date.

Finally, during the six months ended June 30, 2015, Piedmont entered into a $170 million unsecured term loan facility (the “$170 Million Unsecured 2015 Term Loan”) with a consortium of lenders. The term of the $170 Million Unsecured 2015 Term Loan is approximately three years with a maturity date of May 15, 2018; however, Piedmont may prepay the $170 Million Unsecured 2015 Term Loan, in whole or in part, at any time without premium or penalty. The stated interest rate spread over LIBOR can vary from 0.9% to 1.75% based upon the then current credit rating of Piedmont. As of June 30, 2015, the stated interest rate spread on the $170 Million Unsecured 2015 Term Loan was 1.125%. The proceeds of the $170 Million Unsecured 2015 Term Loan were used to pay off the principal maturing on the $50 Million Unsecured Term Loan, and the remaining net proceeds were used to pay down draws then outstanding under the $500 Million Unsecured Line of Credit (which was subsequently replaced with the $500 Million Unsecured 2015 Line of Credit).

During the six months ended June 30, 2015, Piedmont incurred additional working capital borrowings on its $500 Million Unsecured Line of Credit (which was subsequently replaced with the $500 Million Unsecured 2015 Line of Credit) of $257.0 million and, utilizing a portion of the proceeds of the $170 Million Unsecured 2015 Term Loan and the $160 Million Fixed-Rate Loan described above, as well as other cash on hand, made repayments totaling $386.0 million on its line of credit facility.

Piedmont also made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $18.3 million and $16.7 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $38.7 million and $33.2 million for the six months ended June 30, 2015 and 2014, respectively. Piedmont capitalized interest of approximately $0.9 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $1.7 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2015 and December 31, 2014 (in thousands):

Facility	Collateral	Stated Rate(1)		Maturity		Amount Outstanding as of
						June 30, 2015	December 31, 2014
Secured (Fixed)
$105 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015		$—	$105,000
$125 Million Fixed-Rate Loan	Four Property Collateralized Pool (2)	5.50%		4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525	42,525
$140 Million WDC Fixed-Rate Loans	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000	140,000
$35 Million Fixed-Rate Loan	5 Wall Street	5.55%	(3)	9/1/2021		35,943	36,520
$160 Million Fixed-Rate Loan	1901 Market Street	3.48%	(4)	7/5/2022		159,289	—
Subtotal/Weighted Average (5)		4.95%				502,757	449,045
Unsecured (Variable and Fixed)
$300 Million Unsecured 2011 Term Loan		LIBOR + 1.15%	(6)	1/15/2020		299,048	298,944
$500 Million Unsecured Line of Credit		LIBOR + 1.175%		8/19/2016		—	434,000
$500 Million Unsecured 2015 Line of Credit		LIBOR + 1.00%	(7)	6/18/2019	(8)	303,020	—
$350 Million Unsecured Senior Notes		3.40%	(9)	6/1/2023		348,862	348,800
$300 Million Unsecured 2013 Term Loan		LIBOR + 1.20%	(10)	1/31/2019		300,000	300,000
$400 Million Unsecured Senior Notes		4.45%	(11)	3/15/2024		396,997	396,832
$50 Million Unsecured Term Loan		LIBOR + 1.15%		4/1/2015		—	49,968
$170 Million Unsecured 2015 Term Loan		LIBOR + 1.125%	(12)	5/15/2018		169,611	—
Subtotal/Weighted Average (5)		2.80%				1,817,538	1,828,544
Total/ Weighted Average (5)		3.26%				$2,320,295	$2,277,589

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of June 30, 2015 and December 31, 2014 is interest-only.

(2)	Property collateralized pool includes 1430 Enclave Parkway in Houston, Texas, Windy Point I and II in Schaumburg, Illinois, and 1055 East Colorado Boulevard in Pasadena, California.

(3)
The $35 Million Fixed-Rate Loan has a contractual fixed rate of 5.55% ; however, the amortization of the premium recorded in order to adjust the note to its estimated fair value, results in an effective interest rate of 3.75%.

(4)
The $160 Million Fixed-Rate Loan has a fixed coupon rate of 3.48%, however, after consideration of the impact of settled interest rate swap agreements, the effective interest rate on this debt is 3.58%.

(5)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of June 30, 2015.

(6)
The $300 Million Unsecured 2011 Term Loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.39% through the original maturity date of November 22, 2016 and 3.35% from November 22, 2016 to January 15, 2020.

(7)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.00% as of June 30, 2015) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of June 30, 2015 consisted of 30-day LIBOR draws at a rate of 0.19% (subject to the additional spread mentioned above).

(8)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

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

(12)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.125% as of June 30, 2015) over the selected rate based on Piedmont’s current credit rating. The principal balance as of June 30, 2015 consisted of the 30-day LIBOR rate of 0.19% (subject to the additional spread mentioned above).

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of June 30, 2015, Piedmont was party to various forward starting interest rate swap agreements which fully hedge the variable cash flows associated with all of its outstanding unsecured, variable-rate debt, other than the $500 Million 2015 Line of Credit and the $170 Million Unsecured 2015 Term Loan. During the three months ended June 30, 2015, Piedmont settled various forward starting swaps with a total notional value of $250 million in conjunction with the issuance of the $160 Million Fixed-Rate Loan (see Note 4) for a net loss totaling $1.3 million, of which approximately $0.1 million was expensed immediately upon termination. The remaining loss was recorded as accumulated other comprehensive income and is being amortized as an increase to interest expense over the seven-year term of the $160 Million Fixed-Rate Loan. Additionally, as of June 30, 2015, Piedmont held $250 million of forward starting interest rate swaps to hedge its exposure to the variability in future cash flows associated with potential future debt issuances in 2016. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 128 months.

The detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2015 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	4	$300 Million Unsecured 2011 Term Loan	$300	11/22/2011	11/22/2016
Interest rate swaps	4	$300 Million Unsecured 2013 Term Loan	200	1/30/2014	1/31/2019
Interest rate swaps	2	$300 Million Unsecured 2013 Term Loan	100	8/29/2014	1/31/2019
Forward starting interest rate swaps	3	$300 Million Unsecured 2011 Term Loan	300	11/22/2016	1/15/2020
Forward starting interest rate swaps	4	Potential Future Issuance	250	2/25/2016	2/25/2026
Total			$1,150

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2015 and December 31, 2014, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2015	December 31, 2014
Gross derivative assets	$8,290	$430
Gross derivative liabilities	(8,411)	(6,417)
Net derivative liability	$(121)	$(5,987)

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the estimated fair value of these derivatives is recorded in other comprehensive income ("OCI") and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. In addition, in conjunction with the issuance of various unsecured senior notes during the years ended December 31, 2014 and 2013, as well as the issuance of the $160 Million Fixed-Rate Loan mentioned above, Piedmont settled various forward starting swap agreements for gains/losses which were recorded as accumulated other comprehensive income during the respective period and are being amortized as an offset to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). Piedmont classifies cash flows from the settlement of hedging derivative instruments in the same category as the underlying exposure which is being hedged. As the settlements were the result of hedging Piedmont's exposure to interest rate changes and their effect on interest expense, they are classified as operating cash flows in the accompanying consolidated statements of cash flows.

The effective portion of Piedmont's interest rate derivatives, including the gain/(loss) on settlement of forward swaps described above, and other gains/(losses) associated with the swap that were recorded in the accompanying consolidated statements of income for the three and six months ended June 30, 2015 and 2014, respectively, was as follows:

	Three Months Ended		Six Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amount of gain/(loss) recognized in OCI on derivative	$16,079	$(3,617)	$874	$(13,502)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$1,602	$1,159	$3,069	$2,328

Piedmont estimates that approximately $4.4 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. Approximately $0.1 million and $0 of loss was recognized related to hedge ineffectiveness and terminations of Piedmont’s cash flow hedges during the three and six months ended June 30, 2015 or 2014, respectively.

See Note 7 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $8.7 million as of June 30, 2015. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity must consolidate the VIE.
During the six months ended June 30, 2015, Piedmont paid $4.0 million to settle the redemption option associated with an equity participation in Medici Atlanta, LLC, eliminating any ongoing third party interest.

A summary of Piedmont’s interests in and consolidation treatment of its outstanding VIEs as of June 30, 2015 and their related carrying values as of December 31, 2014 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of June 30, 2015	Net Carrying Amount as of December 31, 2014	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(3.4)	$(2.8)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity until certain financial returns are achieved and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$1.1	$(1.1)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity until certain financial returns are achieved and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$243.6	$245.3
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Piedmont TownPark Land, LLC	100%	Land Parcel Adjacent to 400 TownPark building	Consolidated	$8.0	$7.9
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

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2015 and December 31, 2014, respectively (in thousands):

	June 30, 2015			December 31, 2014
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$8,997	$8,997	Level 1	$12,306	$12,306	Level 1
Tenant receivables, net(1)	$25,474	$25,474	Level 1	$27,711	$27,711	Level 1
Notes receivable (1)	$45,400	$45,400	Level 1	$—	$—	Level 1
Restricted cash and escrows(1)	$521	$521	Level 1	$5,679	$5,679	Level 1
Interest rate swap asset	$8,290	$8,290	Level 2	$430	$430	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$18,814	$18,814	Level 1	$14,395	$14,395	Level 1
Interest rate swap liability	$8,411	$8,411	Level 2	$6,417	$6,417	Level 2
Debt	$2,320,295	$2,332,695	Level 2	$2,277,589	$2,314,020	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2015 and December 31, 2014; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 5, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2015 and December 31, 2014. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2015 and December 31, 2014, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

8.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of June 30, 2015, commitments for funding potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $49.1 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of June 30, 2015, commitments for incremental capital expenditures for tenant improvements associated with new and existing leases totaled approximately $26.6 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded reductions in reimbursement revenues related to such tenant audits/disputes of approximately $0.1 million and $0.3 million during the three months ended June 30, 2015 and 2014, respectively, and approximately $0.1 million and $0.6 million during the six months ended June 30, 2015 and 2014, respectively.

Letters of Credit

As of June 30, 2015, Piedmont was subject to a letter of credit of approximately $0.4 million, which reduces the total outstanding capacity under its $500 Million 2015 Unsecured Line of Credit. This letter of credit agreement is scheduled to expire in December 2015.

9.Property Dispositions, Assets Held for Sale, and Discontinued Operations

Property Dispositions

Since April 1, 2014, we have sold six properties which did not meet the criteria to be reported as discontinued operations. The operational results for these properties for periods prior to their sale date are presented as continuing operations in the accompanying consolidated statements of income, and the gain on sale is presented separately on the face of the income statement unless otherwise indicated below. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
2020 W. 89th Street	Leawood, Kansas	May 19, 2014	$1,132	$5,515
Two Park Center (1)	Hoffman Estates, Illinois	May 29, 2014	$(169)	$6,017
3900 Dallas Parkway	Plano, Texas	January 30, 2015	$10,073	$25,803
5601 Headquarters Drive	Plano, Texas	April 28, 2015	$7,959	$33,326
River Corporate Center	Tempe, Arizona	April 29, 2015	$5,303	$24,228
Copper Ridge Center	Lyndhurst, New Jersey	May 1, 2015	$13,349	$4,568	(2)

(1)	Property was owned as part the unconsolidated joint venture, Fund XIII and REIT Joint Venture. As such, the loss on sale was presented as equity in income/(loss) of unconsolidated joint ventures.

(2)
As part of the transaction, Piedmont accepted a secured promissory note from the buyer for the remaining $45.4 million owed on the sale. The note bears interest at a rate of 8.45% and a matures on December 31, 2015. The maturity date may be extended for two terms of six months each upon 30 days prior written notice and a 25 bps extension fee.

Assets Held for Sale

During the three months ended June 30, 2015, Piedmont reclassified the Eastpoint I and II buildings located in Mayfield Heights, Ohio, and the 3750 Brookside Parkway building located in Alpharetta, Georgia from real estate assets held for use to real estate assets held for sale. In addition to the aforementioned buildings, assets held for sale as of December 31, 2014 also included the 3900 Dallas Parkway building, which was sold on January 30, 2015. Details of assets held for sale as of June 30, 2015 and December 31, 2014 are presented below (in thousands):

	June 30, 2015	December 31, 2014
Real estate assets held for sale, net:
Land	$4,281	$5,798
Building and improvements, less accumulated depreciation of $12,828 and $23,009 as of June 30, 2015 and December 31, 2014, respectively	21,633	40,546
Construction in progress	197	10
Total real estate assets held for sale, net	$26,111	$46,354

Other assets held for sale, net:
Straight-line rent receivables	$1,904	$2,643
Deferred lease costs, less accumulated amortization of $919 and $2,335 as of June 30, 2015 and December 31, 2014, respectively	1,802	2,140
Total other assets held for sale, net	$3,706	$4,783

The fair value measurements used in the evaluation of these non-financial assets are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, potential third-party purchasers. In conjunction with the reclassification of the Eastpoint I and II buildings during the three months ended June 30, 2015, Piedmont recorded a loss on impairment of approximately $5.4 million, which represents the difference between the fair value and the carrying value of the asset at the time the asset met the held for sale criteria. The sales of both the Eastpoint I and II buildings and the 3750 Brookside Parkway building are expected to close during third quarter 2015.

Discontinued Operations

Asset disposals in previous periods that were previously classified as, and that continue to be reported as, discontinued operations for the three and six months ended June 30, 2014 were as follows (in thousands):

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
11107 and 11109 Sunset Hills Road	Reston, Virginia	March 19, 2014	$(102)	$22,326
1441 West Long Lake Road	Troy, Michigan	April 30, 2014	$562	$7,202
4685 Investment Drive	Troy, Michigan	April 30, 2014	$747	$11,198

Details comprising income from discontinued operations for the three and six months ended ended June 30, 2015 and 2014 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Rental income	$—	$191	$—	$1,365
Tenant reimbursements	(3)	2	(3)	114
Property management fee revenue	—	1	—	1
	(3)	194	(3)	1,480
Expenses:
Property operating costs	(1)	(323)	(1)	182
Depreciation	—	—	—	83
Amortization	—	—	—	223
General and administrative	1	3	1	6
	—	(320)	—	494

Other income/(expense)	—	—	—	(6)

Operating income/(loss), excluding gain on sale	(3)	514	(3)	980
Gain on sale of real estate assets	—	1,304	—	1,198
Income/(loss) from discontinued operations	$(3)	$1,818	$(3)	$2,178

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

A rollforward of Piedmont's equity based award activity for the six months ended June 30, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Deferred Stock Awards as of December 31, 2014	506,404	$18.12
Deferred Stock Awards Granted During Six Months Ended June 30, 2015	298,541	$17.59
Adjustment to Estimated Future Grants of Performance Share Awards During Six Months Ended June 30, 2015	202,658	$17.73
Deferred Stock Awards Vested During Six Months Ended June 30, 2015	(226,312)	$17.97
Deferred Stock Awards Forfeited During Six Months Ended June 30, 2015	(2,435)	$18.06
Unvested Deferred Stock Awards as of June 30, 2015	778,856	$17.86

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2015 and 2014, respectively (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted-Average Grant Date Fair Value of Shares Granted During the Period (per share)	$17.59	$18.51	$17.59	$17.78
Total Grant Date Fair Value of Shares Vested During the Period	$3,727	$3,191	$4,073	$3,195
Share-based Liability Awards Paid During the Period(1)	$—	$—	$—	$—

(1)	Amount reflects the issuance of performance share awards during the period.

A detail of Piedmont’s outstanding employee stock awards as of June 30, 2015 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of June 30, 2015
April 4, 2012	Deferred Stock Award	20,121	$17.80	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 4, 2013, 2014, and 2015, respectively.	6,770	(2)
April 2, 2013	Deferred Stock Award	118,174	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 2, 2014, 2015, and 2016, respectively.	38,065
April 2, 2013	Fiscal Year 2013-2015 Performance Share Program	—	$18.91	Shares awarded, if any, will vest immediately upon determination of award in 2016.	—	(3)
January 3, 2014	Deferred Stock Award	95,476	$16.45	Of the shares granted, 20% will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	82,673
May 9, 2014	Deferred Stock Award	163,163	$18.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 9, 2015, 2016, and 2017, respectively.	97,762
May 9, 2014	Fiscal Year 2014-2016 Performance Share Program	—	$18.51	Shares awarded, if any, will vest immediately upon determination of award in 2017.	159,271	(4)
May 1, 2015	Deferred Stock Award	271,228	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 1, 2016, 2017, and 2018, respectively.	222,484
May 1, 2015	Fiscal Year 2015-2017 Performance Share Program	—	$17.59	Shares awarded, if any, will vest immediately upon determination of award in 2018.	171,831	(4)
Total					778,856

(1)	Amounts reflect the total grant to employees, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2015.

(2)	Unvested shares outstanding represent grants made to two employees beginning their employment in 2012 subsequent to April 4, 2012, and such shares will fully vest by November 7, 2015.

(3)
Estimated based on Piedmont's cumulative total stockholder return ("TSR") for the respective performance period through June 30, 2015. As of June 30, 2015, Piedmont's TSR for the fiscal year 2013-2015 performance share program was below threshold. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

(4)
Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2015. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended June 30, 2015 and 2014, Piedmont recognized approximately $3.2 million and $2.5 million of compensation expense related to stock awards, of which $1.5 million and $1.1 million related to the amortization of unvested shares, respectively. During the six months ended June 30, 2015 and 2014, Piedmont recognized approximately $4.1 million and $3.1 million of compensation expense related to stock awards, of which $2.3 million and $1.7 million related to the amortization of unvested shares, respectively. During the six months ended June 30, 2015, a net total of 157,824 shares were issued to employees, directors, and officers. As of June 30, 2015, approximately $5.4 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately two years.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted-average common shares – basic	153,559	154,319	153,947	154,583
Plus incremental weighted-average shares from time-vested conversions:
Deferred stock awards	198	126	227	145
Weighted-average common shares – diluted (1)	153,757	154,445	154,174	154,728

(1)	Due to repurchases of common stock in May and June 2015, Piedmont has 151,833,222 shares of common stock outstanding as of June 30, 2015.

12.Guarantor and Non-Guarantor Financial Information

The following condensed consolidating financial information for Piedmont Operating Partnership, L.P. (the "Issuer"), Piedmont Office Realty Trust, Inc. (the "Guarantor"), and the other directly and indirectly owned subsidiaries of the Guarantor (the "Non-Guarantor Subsidiaries") is provided pursuant to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed registered securities. The Issuer is a wholly-owned subsidiary of the Guarantor, and all guarantees by the Guarantor of securities issued by the Issuer are full and unconditional. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Non-Guarantor Subsidiaries.

Condensed Consolidated Balance Sheets
As of June 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$66,997	$—	$629,716	$—	$696,713
Buildings and improvements, less accumulated depreciation	355,127	—	2,799,217	(300)	3,154,044
Intangible lease assets, less accumulated amortization	1,541	—	62,611	—	64,152
Construction in progress	2,298	—	62,506	—	64,804
Real estate assets held for sale, net	26,111	—	—	—	26,111
Total real estate assets	452,074	—	3,554,050	(300)	4,005,824
Investments in and amounts due from unconsolidated joint ventures	7,714	—	—	—	7,714
Cash and cash equivalents	6,164	150	2,683	—	8,997
Tenant and straight-line rent receivables, net	28,213	—	168,502	—	196,715
Advances to affiliates	6,337,046	1,261,120	—	(7,598,166)	—
Investment in subsidiary	—	3,814,131	189	(3,814,320)	—
Notes receivable	134,750	—	23,890	(113,240)	45,400
Prepaid expenses, restricted cash, escrows, and other assets	6,214	77	28,520	(1,499)	33,312
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	8,290	—	—	—	8,290
Deferred financing costs, net	6,699	—	792	—	7,491
Deferred lease costs, net	23,388	—	260,368	—	283,756
Other assets held for sale, net	3,706	—	—	—	3,706
Total assets	$7,194,355	$5,075,478	$4,038,994	$(11,527,525)	$4,781,302
Liabilities:
Debt, net	$1,841,428	$—	$592,107	$(113,240)	$2,320,295
Accounts payable, accrued expenses, and accrued capital expenditures	16,042	6,783	107,572	(1,499)	128,898
Advances from affiliates	558,055	4,925,597	2,180,736	(7,664,388)	—
Deferred income	4,069	—	22,564	—	26,633
Intangible lease liabilities, net	—	—	41,214	—	41,214
Interest rate swaps	8,411	—	—	—	8,411
Total liabilities	2,428,005	4,932,380	2,944,193	(7,779,127)	2,525,451
Stockholders’ Equity:
Common stock	—	1,518	—	—	1,518
Additional paid-in capital	3,810,131	3,671,250	1,317	(3,814,320)	3,668,378
Retained/(cumulative distributions in excess of) earnings	943,977	(3,529,670)	1,092,459	65,922	(1,427,312)
Other comprehensive loss	12,242	—	—	—	12,242
Piedmont stockholders’ equity	4,766,350	143,098	1,093,776	(3,748,398)	2,254,826
Noncontrolling interest	—	—	1,025	—	1,025
Total stockholders’ equity	4,766,350	143,098	1,094,801	(3,748,398)	2,255,851
Total liabilities and stockholders’ equity	$7,194,355	$5,075,478	$4,038,994	$(11,527,525)	$4,781,302

Condensed Consolidated Balance Sheets
As of December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$77,125	$—	$621,394	$—	$698,519
Buildings and improvements, less accumulated depreciation	414,515	—	2,782,445	(300)	3,196,660
Intangible lease assets, less accumulated amortization	1,812	—	68,365	—	70,177
Construction in progress	1,345	—	62,037	—	63,382
Real estate assets held for sale, net	46,354	—	—	—	46,354
Total real estate assets	541,151	—	3,534,241	(300)	4,075,092
Investments in and amounts due from unconsolidated joint ventures	7,798	—	—	—	7,798
Cash and cash equivalents	8,143	1,790	2,373	—	12,306
Tenant and straight-line rent receivables, net	35,363	—	160,005	—	195,368
Advances to affiliates	6,084,243	1,282,443	—	(7,366,686)	—
Investment in subsidiary	—	3,878,811	192	(3,879,003)	—
Notes receivable	161,350	—	23,890	(185,240)	—
Prepaid expenses, restricted cash, escrows, and other assets	10,912	—	23,541	(954)	33,499
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	430	—	—	—	430
Deferred financing costs, net	7,242	—	425	—	7,667
Deferred lease costs, net	29,696	—	248,765	—	278,461
Other assets held for sale, net	4,783	—	—	—	4,783
Total assets	$7,071,208	$5,163,044	$3,993,432	$(11,432,183)	$4,795,501
Liabilities:
Debt, net	$1,852,434	$—	$610,395	$(185,240)	$2,277,589
Accounts payable, accrued expenses, and accrued capital expenditures	19,403	465	115,074	(954)	133,988
Advances from affiliates	376,122	4,909,362	2,138,140	(7,423,624)	—
Deferred income	4,998	—	17,217	—	22,215
Intangible lease liabilities, net	—	—	43,277	—	43,277
Interest rate swaps	6,417	—	—	—	6,417
Total liabilities	2,259,374	4,909,827	2,924,103	(7,609,818)	2,483,486
Stockholders’ Equity:
Common stock	—	1,543	—	—	1,543
Additional paid-in capital	3,874,757	3,670,236	192	(3,879,003)	3,666,182
Retained/(cumulative distributions in excess of) earnings	928,776	(3,418,562)	1,067,528	56,638	(1,365,620)
Other comprehensive loss	8,301	—	—	—	8,301
Piedmont stockholders’ equity	4,811,834	253,217	1,067,720	(3,822,365)	2,310,406
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	4,811,834	253,217	1,069,329	(3,822,365)	2,312,015
Total liabilities and stockholders’ equity	$7,071,208	$5,163,044	$3,993,432	$(11,432,183)	$4,795,501

Condensed Consolidated Statements of Income
For the three months ended June 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$17,046	$—	$101,137	$(729)	$117,454
Tenant reimbursements	3,557	—	25,427	(171)	28,813
Property management fee revenue	—	—	4,501	(4,034)	467
	20,603	—	131,065	(4,934)	146,734
Expenses:
Property operating costs	9,550	—	57,046	(5,117)	61,479
Depreciation	5,159	—	30,880	—	36,039
Amortization	1,096	—	13,859	—	14,955
Impairment loss on real estate asset	5,354	—	—	—	5,354
General and administrative	7,904	84	9,263	(9,168)	8,083
	29,063	84	111,048	(14,285)	125,910
Real estate operating income	(8,460)	(84)	20,017	9,351	20,824
Other income (expense):
Interest expense	(13,441)	—	(7,769)	3,038	(18,172)
Other income/(expense)	3,392	—	242	(3,038)	596
Equity in income of unconsolidated joint ventures	124	—	—	—	124
	(9,925)	—	(7,527)	—	(17,452)
Income from continuing operations	(18,385)	(84)	12,490	9,351	3,372
Discontinued operations:
Operating loss	(2)	—	(1)	—	(3)
Loss from discontinued operations	(2)	—	(1)	—	(3)
Gain on sale of real estate assets	26,611	—	—	—	26,611
Net income	8,224	(84)	12,489	9,351	29,980
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income attributable to Piedmont	$8,224	$(84)	$12,485	$9,351	$29,976

Condensed Consolidated Statements of Income
For the three months ended June 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$17,109	$—	$97,694	$(1,516)	$113,287
Tenant reimbursements	3,917	—	20,921	(93)	24,745
Property management fee revenue	—	—	3,939	(3,391)	548
	21,026	—	122,554	(5,000)	138,580
Expenses:
Property operating costs	10,330	—	52,008	(5,202)	57,136
Depreciation	5,650	—	28,494	—	34,144
Amortization	1,105	—	12,494	—	13,599
General and administrative	6,949	66	7,851	(7,721)	7,145
	24,034	66	100,847	(12,923)	112,024
Real estate operating income	(3,008)	(66)	21,707	7,923	26,556
Other income (expense):
Interest expense	(12,482)	—	(8,664)	3,134	(18,012)
Other income/(expense)	2,797	35	(64)	(3,134)	(366)
Net recoveries from casualty events and litigation settlements	1	1,479	—	—	1,480
Equity in loss of unconsolidated joint ventures	(333)	—	—	—	(333)
	(10,017)	1,514	(8,728)	—	(17,231)
Income from continuing operations	(13,025)	1,448	12,979	7,923	9,325
Discontinued operations:
Operating income	461	—	53	—	514
Gain on sale of real estate assets	557	—	747	—	1,304
Income from discontinued operations	1,018	—	800	—	1,818
Gain on sale of real estate assets	—	—	1,140	—	1,140
Net income	(12,007)	1,448	14,919	7,923	12,283
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income attributable to Piedmont	$(12,007)	$1,448	$14,915	$7,923	$12,279

Condensed Consolidated Statements of Income
For the six months ended June 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$35,983	$—	$200,714	$(1,436)	$235,261
Tenant reimbursements	7,802	—	52,700	(299)	60,203
Property management fee revenue	—	—	8,940	(7,911)	1,029
	43,785	—	262,354	(9,646)	296,493
Expenses:
Property operating costs	20,211	—	115,541	(10,037)	125,715
Depreciation	10,961	—	61,310	—	72,271
Amortization	2,350	—	27,275	—	29,625
Impairment loss on real estate asset	5,354	—	—	—	5,354
General and administrative	14,104	195	16,988	(16,797)	14,490
	52,980	195	221,114	(26,834)	247,455
Real estate operating income	(9,195)	(195)	41,240	17,188	49,038
Other income (expense):
Interest expense	(26,630)	—	(16,717)	6,159	(37,188)
Other income/(expense)	6,159	—	415	(6,159)	415
Equity in income of unconsolidated joint ventures	283	—	—	—	283
	(20,188)	—	(16,302)	—	(36,490)
Income from continuing operations	(29,383)	(195)	24,938	17,188	12,548
Discontinued operations:
Operating loss	(2)	—	(1)	—	(3)
Loss from discontinued operations	(2)	—	(1)	—	(3)
Gain on sale of real estate assets	36,684	—	—	—	36,684
Net income	7,299	(195)	24,937	17,188	49,229
Less: Net income attributable to noncontrolling interest	—	—	(8)	—	(8)
Net income attributable to Piedmont	$7,299	$(195)	$24,929	$17,188	$49,221

Condensed Consolidated Statements of Income
For the six months ended June 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$34,510	$—	$192,850	$(3,169)	$224,191
Tenant reimbursements	7,778	—	42,100	(204)	49,674
Property management fee revenue	—	—	8,110	(7,075)	1,035
	42,288	—	243,060	(10,448)	274,900
Expenses:
Property operating costs	20,375	—	105,886	(10,854)	115,407
Depreciation	11,490	—	56,298	—	67,788
Amortization	2,217	—	25,955	—	28,172
General and administrative	11,418	143	13,812	(13,673)	11,700
	45,500	143	201,951	(24,527)	223,067
Real estate operating income	(3,212)	(143)	41,109	14,079	51,833
Other income (expense):
Interest expense	(21,602)	—	(21,603)	6,267	(36,938)
Other income/(expense)	5,560	69	182	(6,267)	(456)
Net recoveries from casualty events and litigation settlements	1,352	1,479	1,691	—	4,522
Equity in loss of unconsolidated joint ventures	(599)	—	—	—	(599)
	(15,289)	1,548	(19,730)	—	(33,471)
Income from continuing operations	(18,501)	1,405	21,379	14,079	18,362
Discontinued operations:
Operating income	941	—	39	—	980
Gain on sale of real estate assets, net	451	—	747	—	1,198
Income from discontinued operations	1,392	—	786	—	2,178
Gain on sale of real estate assets	—	—	1,140	—	1,140
Net income	(17,109)	1,405	23,305	14,079	21,680
Less: Net income attributable to noncontrolling interest	—	—	(8)	—	(8)
Net income attributable to Piedmont	$(17,109)	$1,405	$23,297	$14,079	$21,672

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$(15,322)	$1,215	$91,753	$17,187	$94,833

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(10,269)	—	(97,503)	—	(107,772)
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	(4,000)	—	(4,000)
Intercompany note receivable	72,000	—	—	(72,000)	—
Net sales proceeds from wholly-owned properties	87,925	—	—	—	87,925
Deferred lease costs paid	(2,027)	—	(8,651)	—	(10,678)
Net cash used in investing activities	147,629	—	(110,154)	(72,000)	(34,525)
Cash Flows from Financing Activities:
Deferred financing costs paid	(423)	—	(407)	—	(830)
Proceeds from debt	895,578	—	159,279	—	1,054,857
Repayments of debt	(907,000)	—	(177,576)	72,000	(1,012,576)
Costs of issuance of common stock	—	(326)	—	—	(326)
Repurchases of common stock as part of announced plan	—	(39,914)	—	—	(39,914)
(Distributions to)/repayments from affiliates	(122,441)	102,205	37,423	(17,187)	—
Dividends paid and discount on dividend reinvestments	—	(64,820)	(8)	—	(64,828)
Net cash used in financing activities	(134,286)	(2,855)	18,711	54,813	(63,617)
Net decrease in cash and cash equivalents	(1,979)	(1,640)	310	—	(3,309)
Cash and cash equivalents, beginning of period	8,143	1,790	2,373	—	12,306
Cash and cash equivalents, end of period	$6,164	$150	$2,683	$—	$8,997

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$9,461	$1,259	$84,096	$14,079	$108,895

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(13,072)	—	(85,044)	—	(98,116)
Intercompany note receivable	(100)	—	—	100	—
Net sales proceeds from wholly-owned properties	29,519	—	16,721	—	46,240
Net sales proceeds received from unconsolidated joint ventures	6,017	—	—	—	6,017
Investments in unconsolidated joint ventures	(42)	—	—	—	(42)
Deferred lease costs paid	(2,403)	—	(8,967)	—	(11,370)
Net cash used in investing activities	19,919	—	(77,290)	100	(57,271)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,016)	—	—	—	(1,016)
Proceeds from debt	846,564	—	—	—	846,564
Repayments of debt	(204,000)	—	(575,070)	—	(779,070)
Intercompany note payable	—	—	100	(100)	—
Repurchases of common stock as part of announced plan	—	(54,685)	—	—	(54,685)
(Distributions to)/repayments from affiliates	(668,859)	115,245	567,693	(14,079)	—
Dividends paid and discount on dividend reinvestments	—	(61,819)	(8)	—	(61,827)
Net cash used in financing activities	(27,311)	(1,259)	(7,285)	(14,179)	(50,034)
Net increase in cash and cash equivalents	2,069	—	(479)	—	1,590
Cash and cash equivalents, beginning of period	3,261	150	3,562	—	6,973
Cash and cash equivalents, end of period	$5,330	$150	$3,083	$—	$8,563

13.Subsequent Events

Third Quarter Dividend Declaration

On July 29, 2015, the board of directors of Piedmont declared dividends for the third quarter of 2015 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on August 28, 2015. Such dividends are to be paid on September 18, 2015.

Acquisition

On July 24, 2015, Piedmont acquired 80 Central Street, an approximately 150,000 square foot, Class A, office building located in Boxborough, Massachusetts, adjacent to Piedmont's existing 90 Central Street asset, which shares some common building systems and amenities. The building, which is currently 93% leased to seven tenants, was acquired for $13.5 million ($90 per square foot).

Dispositions

On July 16, 2015, Piedmont entered into a binding contract to sell Aon Center, a 2.7 million square foot trophy tower located at 200 East Randolph Street in downtown Chicago, Illinois and 86% leased to multiple tenants for a gross sales price of $712 million (approximately $260 per square foot). In conjunction with the closing early in the fourth quarter 2015, Piedmont anticipates receiving net sales proceeds of approximately $640 million, net of buyer-assumed lease abatements and approximately $48 million in contractual tenant capital improvements and leasing commissions. Piedmont intends to use the proceeds to enhance its balance sheet through the pay-down of debt and to position Piedmont to potentially fund strategic acquisitions and/or selective share repurchases, depending upon the opportunities that arise.

On July 28, 2015, Piedmont entered into a binding contract to sell Chandler Forum, an approximately 150,000 square foot building located in Phoenix, Arizona and leased to a single tenant. The transaction is anticipated to close during the third quarter of 2015.

Also on July 28, 2015, Piedmont closed on the sale of the Eastpoint I and II buildings totaling approximately 171,000 square foot of office space for $18.5 million ($108 per square foot). The buildings were constructed in 2000 and were approximately 90% leased.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from property dispositions, and proceeds from our $500 Million Unsecured 2015 Line of Credit as our primary sources of immediate liquidity. In addition, we believe we have immediate access to, and may issue, additional equity or debt securities from time to time or seek additional borrowings from third-party lenders as further sources of capital.

During the six months ended June 30, 2015, we replaced our $500 Million Unsecured Line of Credit with a new $500 Million Unsecured 2015 Line of Credit that matures in 2019, as well as obtained a new term loan and a mortgage note totaling $330 million. The proceeds from these new loans were used to repay the $105 Million Fixed-Rate Loan secured by US Bancorp Center and the $50 Million Unsecured Term Loan, with the balance applied to pay down amounts outstanding under the $500 Million Unsecured 2015 Line of Credit. In addition, we sold four properties during the six months ended June 30, 2015 and recently closed on the sale of an additional property that was held for sale as of June 30, 2015, resulting in the receipt of combined net sales proceeds of approximately $106 million. During the second quarter or subsequent to June 30, 2015, we contracted to sell three additional properties, including our largest asset, Aon Center located in Chicago, Illinois. As a result, we expect the receipt of additional significant net sales proceeds over the next several months. Specifically related to Aon Center, we anticipate net sales proceeds of approximately $640 million, net of buyer-assumed lease abatements and approximately $48 million in contractual tenant capital improvements and leasing commissions. We intend to use these net sales proceeds, along with the proceeds from other property sales, to enhance our balance sheet through the pay-down of debt and to position the company to potentially fund strategic acquisitions and/or selective share repurchases, depending upon the opportunities that arise.

Finally, during the six months ended June 30, 2015, we entered into a continuous equity offering program under which we may sell, from time to time, up to an aggregate of $250 million in shares of our common stock in at-the-market ("ATM") offerings. The use of the ATM equity program, as well as the availability and attractiveness of terms for the other additional sources of capital mentioned above, are highly dependent on the timing and volume of our property acquisition and disposition activities, as well as overall market conditions.

Our most consistent use of capital has historically been, and will continue to be, to fund capital expenditures related to new or our existing portfolio of properties. During the six months ended June 30, 2015 and June 30, 2014 we paid for the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014

Capital expenditures for development	$20,434	$1,789
Capital expenditures for redevelopment/renovations	10,728	2,783
Other capital expenditures, including tenant improvements	31,425	64,364
Total capital expenditures(1)	$62,587	$68,936

(1)
Of the total amounts paid, approximately $2.8 million and $1.6 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the six months ended June 30, 2015 and 2014, respectively.

"Capital expenditures for development" relate to two development projects: Enclave Place, a 300,000 square foot, 11-story office tower in Houston, Texas, and 500 TownPark, a new 135,000 square foot, 80% pre-leased, four-story office building to be constructed adjacent to our existing 400 TownPark asset in Lake Mary, Florida. The construction phase of the Enclave Place project is nearing completion both on time and on budget, with $39-$44 million remaining to be spent for physical construction and subsequent lease-up costs. The 500 TownPark project is still in the planning and design phase. Total project costs are anticipated to be between

$28-$30 million, inclusive of leasing costs. Construction is expected to begin during the fourth quarter of 2015 and be delivered to the tenant during the first quarter of 2017.

"Capital expenditures for redevelopment/renovations" relate to a repositioning project to convert our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use to private sector use. The renovation of the office tower and first phase of the retail work is substantially complete. Additional retail and plaza work involving longer lead times for certain materials will be completed later in 2015. We currently anticipate spending an additional $29-$31 million to complete physical construction and subsequent lease-up costs.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements and leasing commissions necessary to lease or maintain our existing portfolio of office properties.

Piedmont classifies its tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of June 30, 2015, commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to Piedmont's existing lease portfolio totaled approximately $49.1 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, as of June 30, 2015, commitments for incremental capital expenditures for tenant improvements associated with new and existing leases totaled approximately $26.6 million.

In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases. For example, for leases executed during the six months ended June 30, 2015, we committed to spend approximately $3.78 and $1.75 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively, and for the twelve months ended December 31, 2014, we committed to $3.48 and $1.53 per square foot per year of lease term for leases for tenant improvement allowances and leasing commissions, respectively. Given that our average lease size is approximately 27,000 square feet and our primary operating model is to lease large blocks of space to credit-worthy tenants, some of these items can result in significant capital outlays. Both the timing and magnitude of such future leases' expenditures have yet to be determined and are highly dependent on the competitive market conditions of the respective office market at the time of lease negotiations. In particular, exclusive of our redevelopment project at 3100 Clarendon Boulevard mentioned above, there are currently two blocks of space in excess of 200,000 square feet in our Chicago and Washington, D.C portfolios that are currently vacant and may require significant tenant improvement packages to secure new tenants for those spaces, among others.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, in June 2015, the availability of our repurchase plan for our common stock was exhausted. Therefore, during the three months ended June 30, 2015, our board of directors authorized an additional $200 million in stock repurchases over the next two years. Consequently, we may use capital resources to make purchases under this plan when we believe that our stock is trading at a meaningful discount to what we believe the estimated fair value of our net assets to be. As of June 30, 2015, there was $190.8 million of authorized capacity remaining on the plan which may be spent prior to the plan's expiration in second quarter 2017. Finally, although we currently have no debt maturing until April 2016, on a longer term basis, we expect to use capital to repay debt when obligations become due.

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

Results of Operations

Overview

Our income from continuing operations and gain on sale of real estate assets per share on a fully diluted basis increased from $0.07 for the three months ended June 30, 2014 to $0.20 for the three months ended June 30, 2015. The increase was primarily due to gains recognized on the sale of our 5601 Headquarters Drive building in Plano, Texas, our River Corporate Center in Tempe, Arizona and our Copper Ridge Center in Lyndhurst, New Jersey. The increase was offset by the recognition of a $5.4 million impairment charge to adjust our Eastpoint I and II buildings in Mayfield Heights, Ohio to estimated fair value as a result of being reclassified as held for sale as of June 30, 2015.

Comparison of the three months ended June 30, 2015 versus the three months ended June 30, 2014

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2015 and 2014, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2015%		June 30, 2014%		$ Increase (Decrease)
Revenue:
Rental income	$117.5		$113.3		$4.2
Tenant reimbursements	28.8		24.8		4.0
Property management fee revenue	0.4		0.5		(0.1)
Total revenues	146.7	100%	138.6	100%	8.1
Expense:
Property operating costs	61.5	42%	57.1	41%	4.4
Depreciation	36.0	24%	34.1	25%	1.9
Amortization	15.0	10%	13.6	10%	1.4
Impairment loss on real estate asset	5.3	4%	—	—%	5.3
General and administrative	8.1	6%	7.2	5%	0.9
Real estate operating income	20.8	14%	26.6	19%	(5.8)
Other income (expense):
Interest expense	(18.1)	12%	(18.0)	13%	(0.1)
Other income/(expense)	0.6	—%	(0.4)	—%	1.0
Net recoveries from casualty events and litigation settlements	—	—%	1.4	1%	(1.4)
Equity in income/(loss) of unconsolidated joint ventures	0.1	—%	(0.3)	—%	0.4
Income from continuing operations	$3.4	2%	$9.3	7%	$(5.9)
Income from discontinued operations	$—		$1.8		$(1.8)

Income from Continuing Operations

Revenue

Rental income increased approximately $4.2 million for the three months ended June 30, 2015 compared to the same period in the prior year primarily due to approximately $4.1 million of additional rental income attributable to properties acquired in 2014 and early in 2015.

Tenant reimbursements increased approximately $4.0 million for the three months ended June 30, 2015 compared to the same period in the prior year. The increase in tenant reimbursements is primarily driven by the expiration of operating expense abatements for several significant tenants coupled with an increase in occupancy. Reimbursement income was further impacted by an increase in our recoverable property operating costs as a result of increased recoverable property taxes and tenant-requested services. Finally, acquisitions completed during 2014 and early in 2015 contributed another $1.3 million to the increase as compared to the three months ended June 30, 2014.

Expense

Property operating costs increased approximately $4.4 million for the three months ended June 30, 2015 compared to the same period in the prior year primarily due to approximately $2.1 million of additional operating expenses attributable to properties acquired during 2014 and early in 2015. In addition, we incurred higher recoverable property tax expense and tenant-requested services of approximately $1.0 million and $0.9 million, respectively, related to our existing portfolio of assets as compared to the same period in the prior year.

Depreciation expense increased approximately $1.9 million for the three months ended June 30, 2015 compared to the same period in the prior year. The variance is attributable to depreciation on additional tenant and building improvements placed in service subsequent to April 1, 2014.

Amortization expense increased approximately $1.4 million for the three months ended June 30, 2015 compared to the same period in the prior year. The increase is attributable to additional amortization associated with intangible lease assets recognized as part of acquiring new properties during 2014 and early in 2015, which was partially offset by approximately $0.5 million representing the non-recurrence of accelerated amortization expense from lease modifications/terminations in the prior period.

During the three months ended June 30, 2015, we entered into a binding purchase and sale agreement to dispose of the Eastpoint I and II buildings. In accordance with GAAP, we reclassified the buildings from real estate assets held for use (at cost) to real estate assets held for sale (at estimated fair value less costs to sell) on our consolidated balance sheet and recognized an impairment charge of approximately $5.3 million as a result of adjusting the assets to estimated fair value.

General and administrative expenses increased approximately $0.9 million for the three months ended June 30, 2015 compared to the same period in the prior year primarily due to higher salary and other performance-based compensation costs driven by improved operating results and stock performance.

Other Income (Expense)

Interest expense increased approximately $0.1 million for the three months ended June 30, 2015 compared to the same period in the prior year as a result of higher outstanding debt balances during the current year, which were partially offset by lower average interest rates due to refinancing activity during 2014 and early in 2015.

Other income/(expense) increased approximately $1.0 million for the three months ended June 30, 2015 compared to the same period in the prior year. The increase is attributable to approximately $0.6 million of interest income recognized during the current period associated with a $45.4 million secured promissory note we accepted from a buyer to finance the purchase of our Copper Ridge Center building. The remainder of the increase is attributable to lower transactional costs in the current period associated with acquisition transactions as compared to the prior period.

During the three months ended June 30, 2014, we recognized approximately $1.4 million of net insurance recoveries related to either casualty loss or litigation settlement expenses incurred in previous periods. These recoveries are non-recurring in nature and the timing of such reimbursements is dependent upon outside parties.

Equity in income of unconsolidated joint ventures for the three months ended June 30, 2014 included the sale of the Two Park Center building in Hoffman Estates, Ilinois which resulted in a $0.2 million loss. The results of operations of the current year consist solely of our portion of the operating results of the remaining property, the 8560 Upland Drive building in Parker, Colorado.

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

Comparison of the six months ended June 30, 2015 versus the six months ended June 30, 2014

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2015 and 2014, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2015%		June 30, 2014%		$ Increase (Decrease)
Revenue:
Rental income	$235.3		$224.2		$11.1
Tenant reimbursements	60.2		49.7		10.5
Property management fee revenue	1.0		1.0		—
Total revenues	296.5	100%	274.9	100%	21.6
Expense:
Property operating costs	125.7	42%	115.4	42%	10.3
Depreciation	72.4	24%	67.8	25%	4.6
Amortization	29.6	10%	28.2	10%	1.4
Impairment loss on real estate asset	5.3	2%	—	—%	5.3
General and administrative	14.5	5%	11.7	4%	2.8
Real estate operating income	49.0	17%	51.8	19%	(2.8)
Other income (expense):
Interest expense	(37.2)	—%	(36.9)	—%	(0.3)
Other income/(expense)	0.4	—%	(0.4)	—%	0.8
Net recoveries from casualty events and litigation settlements	—	—%	4.5	2%	(4.5)
Equity in income/(loss) of unconsolidated joint ventures	0.3	—%	(0.6)	—%	0.9
Income from continuing operations	$12.5	4%	$18.4	7%	$(5.9)
Income from discontinued operations	$—		$2.2		$(2.2)

Income from Continuing Operations

Revenue

Rental income increased approximately $11.1 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to approximately $8.0 million of additional rental income attributable to properties acquired in 2014 and early in 2015. The remainder of the increase is attributable to leases commencing during 2014 and 2015, the most significant occurring at our 6021 Connection Drive building in Irving, Texas for approximately $2.7 million.

Tenant reimbursements increased approximately $10.5 million for the six months ended June 30, 2015 compared to the same period in the prior year. The increase in tenant reimbursements is mainly driven by an increase in occupancy, the most significant occurring at our Aon Center building and 500 West Monroe building, both in Chicago, Illinois, as well as the expiration of operating expense abatements for several significant tenants. Reimbursement income was further impacted by an increase in our recoverable property operating costs as a result of increased recoverable property taxes, snow removal costs and tenant-requested services. Finally, acquisitions completed during 2014 and early in 2015 contributed another $3.0 million to the increase as compared to the six months ended June 30, 2014.

Expense

Property operating costs increased approximately $10.3 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to $4.4 million of additional operating expenses attributable to properties acquired during 2014 and early in 2015. In addition, we incurred higher property tax expense, tenant-requested services, and personnel costs of $2.9 million, $0.7 million, and $0.5 million, respectively, related to our existing portfolio of assets as compared to the same period in the prior year. We also incurred higher landscaping costs in the current period of approximately $0.7 million due mainly to ice and snow removal at certain of our existing properties in the Boston and New York office sub-markets due to an unusually harsh winter in those markets.

Depreciation expense increased approximately $4.6 million for the six months ended June 30, 2015 compared to the same period in the prior year. The variance is largely attributable to depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2014 which contributed approximately $4.0 million of the increase. The remainder of the variance is due to properties acquired during 2014 and early in 2015.

Amortization expense increased approximately $1.4 million for the six months ended June 30, 2015 compared to the same period in the prior year. Of the total variance, approximately $3.7 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2014 and early in 2015. This increase was partially offset by the nonrecurrence in the current year of accelerated amortization expense totaling $2.3 million related to the early termination of a lease at our 400 Bridgewater Crossing building in Bridgewater, New Jersey and a structured partial lease termination at our 1430 Enclave Parkway building in Houston, Texas in the prior period.

During the six months ended June 30, 2015, we entered into a binding purchase and sale agreement to dispose of the Eastpoint I and II buildings. In accordance with GAAP, we reclassified the buildings from real estate assets held for use (at cost) to real estate assets held for sale (at estimated fair value less costs to sell) on our consolidated balance sheet and recognized an impairment charge of approximately $5.3 million as a result of adjusting the assets to estimated fair value.

General and administrative expenses increased approximately $2.8 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to higher salary and other performance-based compensation costs driven by improved operating results and stock performance, contributing approximately $2.5 million to the increase. The remainder of the increase is due mainly to higher legal and accounting fees in the current period.

Other Income (Expense)

Interest expense increased approximately $0.3 million for the six months ended June 30, 2015 compared to the same period in the prior year as a result of higher outstanding debt balances during the current year, which were partially offset by lower average interest rates due to refinancing activity during 2014 and early in 2015.

Other income/(expense) increased approximately $0.8 million for the six months ended June 30, 2015 compared to the same period in the prior year. The increase is attributable to $0.6 million of interest income recognized during the current period associated with a $45.4 million secured promissory note we accepted from a buyer to finance the purchase of our Copper Ridge Center building. The remainder of the increase is attributable to a lower transactional costs in the current period associated with acquisition transactions as compared to the prior period.

During the six months ended June 30, 2014, we recognized approximately $4.5 million of net insurance recoveries related to either casualty loss or litigation settlement expenses incurred in previous periods. These recoveries are non-recurring in nature and the timing of such reimbursements is dependent upon outside parties.

Equity in income of unconsolidated joint ventures for the six months ended June 30, 2014 included the operations of two properties, Two Park Center and 8560 Upland Drive. Two Park Center was vacant during the prior period and sold in May 2014 which resulted in a $0.2 million loss. The results of operations of the current year consist solely of the remaining property.

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

We calculate Core FFO as FFO (calculated as set forth above) less acquisition costs and other significant, non-recurring items, such as the infrequent and non-recurring gains or losses from the early extinguishment of swaps and other financial instruments, and litigation settlements expense and casualty losses, and their subsequent insurance recoveries.

We calculate AFFO as Core FFO (calculated as set forth above) exclusive of the net effects of: (i) amortization associated with deferred financing costs; (ii) depreciation of non real estate assets; (iii) straight-line lease revenue/expense; (iv) amortization of above and below-market lease intangibles; (v) stock-based and other non-cash compensation expense; (vi) amortization of mezzanine discount income; and (vii) acquisition costs, less non-incremental capital expenditures (as defined below). Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2015	Per Share(1)	June 30, 2014	Per Share(1)	June 30, 2015	Per Share(1)	June 30, 2014	Per Share(1)
GAAP net income applicable to common stock	$29,976	$0.20	$12,279	$0.08	$49,221	$0.32	$21,672	$0.14
Depreciation of real estate assets(2)	35,935	0.23	34,119	0.22	72,032	0.47	67,846	0.44
Amortization of lease-related costs(2)	14,971	0.10	13,608	0.09	29,657	0.19	28,412	0.18
Impairment loss on real estate asset	5,354	0.03	—	—	5,354	0.03	—	—
(Gain)/loss on sale - wholly-owned properties, net	(26,611)	(0.17)	(2,444)	(0.02)	(36,684)	(0.23)	(2,338)	(0.01)
Loss on sale- unconsolidated partnership	—	—	169	—	—	—	169	—
NAREIT Funds From Operations applicable to common stock	$59,625	$0.39	$57,731	$0.37	$119,580	$0.78	$115,761	$0.75
Adjustments:
Acquisition costs	3	—	363	0.01	147	—	429	—
Loss on extinguishment of swaps	132	—	—	—	132	—	—	—
Net recoveries from casualty events and litigation settlements	—	—	(1,480)	(0.01)	—	—	(4,522)	(0.03)
Core Funds From Operations applicable to common stock	$59,760	$0.39	$56,614	$0.37	$119,859	$0.78	$111,668	$0.72
Adjustments:
Deferred financing cost amortization	680	—	615	0.01	1,404	0.01	1,478	0.01
Amortization of estimated fair market adjustments on notes payable	(121)	—	(6)	—	(242)	—	(6)	—
Amortization of discount on senior notes	49	—	47	—	97	—	81	—
Depreciation of non real estate assets	165	—	115	—	361	—	229	—
Straight-line effects of lease revenue (2)	(3,745)	(0.02)	(7,758)	(0.05)	(8,255)	(0.06)	(17,170)	(0.10)
Stock-based and other non-cash compensation	1,692	0.01	1,271	0.01	2,417	0.02	1,907	0.01
Net effect of amortization of above and below-market in-place lease intangibles	(1,102)	(0.01)	(1,279)	(0.01)	(2,224)	(0.02)	(2,643)	(0.02)
Acquisition costs	(3)	—	(363)	(0.01)	(147)	—	(429)	—
Non-incremental capital expenditures (3)	(11,641)	(0.07)	(26,151)	(0.17)	(21,928)	(0.14)	(39,972)	(0.26)
Adjusted Funds From Operations applicable to common stock	$45,734	$0.30	$23,105	$0.15	$91,342	$0.59	$55,143	$0.36
Weighted-average shares outstanding – diluted	153,757		154,445		154,174		154,728

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income (Cash Basis)

Property Net Operating Income on a cash basis ("Property NOI") is a non-GAAP measure which we use to assess our operating results. It is calculated as real estate operating income with the add-back of corporate general and administrative expense, depreciation and amortization, impairment losses, and the deduction of income and expense associated with property management performed by Piedmont for other organizations. We present this measure on a cash basis, which eliminates the effects of straight lined rents and fair value lease revenue. We use this measure as a proxy for the cash generated by our real estate properties. Same Store Net Operating Income on a cash basis ("Same Store NOI") is another non-GAAP measure very similar to Property NOI; however, Same Store NOI only reflects Property NOI attributable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store NOI also excludes amounts attributable to unconsolidated joint venture assets. We believe Same Store NOI is an important measure because it allows us to compare the cash flows generated by our same real estate properties from one period to another. Other REITs may calculate Property NOI and Same Store NOI differently, if calculated at all, and our calculations should not be compared to that of other REITs.

The following table sets forth our Property NOI and Same Store NOI with a reconciliation to net income attributable to Piedmont (GAAP basis) for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income attributable to Piedmont (GAAP basis)	$29,976	$12,279	$49,221	$21,672

Net income attributable to noncontrolling interest	4	4	8	8
Interest expense	18,172	18,012	37,188	36,938
Depreciation (1)	36,100	34,234	72,393	68,075
Amortization (1)	14,971	13,608	29,657	28,412
Acquisition costs	3	363	147	429
Impairment loss on real estate asset (1)	5,354	—	5,354	—
Net recoveries of casualty events and litigation settlements (1)	—	(1,480)	—	(4,522)
Gain on sale of properties (1)	(26,611)	(2,275)	(36,684)	(2,169)
General & administrative expenses(1)	8,102	7,159	14,518	11,742
Management fee revenue	(232)	(281)	(562)	(540)
Other (income)/expense(1)	(599)	3	(562)	32
Straight line rent effects of lease revenue(1)	(3,745)	(7,758)	(8,255)	(17,170)
Amortization of lease-related intangibles(1)	(1,102)	(1,279)	(2,224)	(2,643)

Property NOI (cash basis)	$80,393	$72,589	$160,199	$140,264

Change period over period in Property NOI (cash basis)	10.8%	N/A	14.2%	N/A

Net operating loss/(income) from:
Acquisitions(2)	(2,842)	(55)	(5,507)	(55)
Dispositions(3)	(562)	(3,230)	(2,700)	(6,718)
Other investments(4)	(251)	89	(546)	472

Same Store NOI (cash basis)	$76,738	$69,393	$151,446	$133,963

Change period over period in Same Store NOI (cash basis)	10.6%	N/A	13.1%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of 5 Wall Street in Burlington, Massachusetts, purchased on June 27, 2014; 1155 Perimeter Center West in Atlanta, Georgia, purchased on August 28, 2014; TownPark Land, purchased on November 21, 2014; and Park Place on Turtle Creek in Dallas, Texas, purchased on January 16, 2015.

(3)
Dispositions consist of 11107 and 11109 Sunset Hills Road in Reston, Virginia, sold on March 19, 2014; 1441 West Long Lake Road and 4685 Investment Drive in Troy, Michigan, sold on April 30, 2014; 2020 West 89th Street in Leawood, Kansas, sold on May 19, 2014; 3900 Dallas Parkway in Plano, Texas, sold on January 30, 2015; 5601 Headquarters Drive, sold on April 28, 2015; River Corporate Center, sold on April 29, 2015; and Copper Ridge Center, sold on May 1, 2015.

(4)	Other investments consist of operating results from our investments in unconsolidated joint ventures and our redevelopment project at 3100 Clarendon Boulevard.

Overview

Our portfolio is a national portfolio located in several geographic markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 27,000 square feet with 7.1 years of lease term remaining as of June 30, 2015. As a result, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire. We have re-leased a significant portion of our portfolio over the last several years; however, as rental abatement periods related to certain significant renewals and replacement leases began to expire during 2014, Property NOI on a sequential quarter basis began to improve as evidenced by the approximately 11% and 14% increase in Same Store NOI for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. On a prospective basis, we expect continued positive growth in Same Store NOI in 2015 as compared to the prior year, as certain significant leases for currently vacant space commence and rental abatement periods expire. Further, any absorption of currently vacant space in the portfolio due to additional new leasing activity could also favorably impact Property NOI and/or Same Store NOI comparisons depending on the timing of commencement dates and abatement periods of the new leases.

Leased Percentage

Excluding one unconsolidated joint venture, one property under development, and one property that was not in service due to a redevelopment project as of June 30, 2015, our portfolio in total was approximately 89% leased as of June 30, 2015, up from approximately 88% leased as of December 31, 2014 and 87% leased as of June 30, 2014. As of June 30, 2015, scheduled expirations for the portfolio as a whole for the remainder of 2015 and 2016 represented 1.1% and 6.6%, respectively, of our Annualized Lease Revenue; therefore, our current leasing efforts are primarily focused on leasing currently vacant space. To the extent we are able to execute new leases for currently vacant space, offset by scheduled expirations, such new leasing should favorably impact our leased percentage, Property NOI, and possibly our Same Store NOI comparisons once any associated abatement periods expire.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

We have re-leased a significant portion of our portfolio over the past several years, and as of June 30, 2015, we still had approximately 0.6 million square feet of executed leases related to vacant space which had not yet commenced. Commencement of new leases typically occurs 6-24 months from the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI. In addition, office leases, both new and lease renewals, typically contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. As of June 30, 2015, approximately 1.1 million square feet of our commenced leases were still in some form of abatement. Lastly, if we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and large block tenant model result in rent roll ups and roll downs that can fluctuate widely on a market by market basis; however, given the large volume of leasing activity over the last several years, we estimate that our portfolio, taken as a whole, is currently at market. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of rent roll ups and roll downs, however, depending on the leasing activity in individual geographic markets during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of June 30, 2015, our off-balance sheet arrangements consist of one investment in an unconsolidated joint venture and operating lease obligations related to a ground lease at one of our properties. The unconsolidated joint venture in which we currently invest is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income attributable to Piedmont. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant allowances	Lease term
Furniture, fixtures, and equipment	3-5 years
Intangible lease assets	Lease term

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no issues of impairment related to our goodwill as of June 30, 2015.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 6 to our accompanying consolidated financial statements for further detail on our investment in variable interest entities as of June 30, 2015.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of June 30, 2015 are designated as effective cash flow hedges. See Note 5 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The amendments in ASU 2014-09 change the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. Additionally, lease contracts are specifically excluded from ASU 2014-09. The amendments in ASU 2014-09 are effective in the first quarter of 2018 for us. We are currently evaluating the potential impact, if any, of adoption.

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

Related-Party Transactions and Agreements

There were no related-party transactions during the three and six months ended June 30, 2015.

Contractual Obligations
Our contractual obligations as of June 30, 2015 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Long-term debt(1)	$2,325,452	$125,836	$354,342	$907,029	(2) (3) (4)	$938,245
Operating lease obligations(5)	3,044	93	186	187		2,578
Total	$2,328,496	$125,929	$354,528	$907,216		$940,823

(1)
Amounts include principal payments only and balances outstanding as of June 30, 2015, not including unamortized issuance discounts or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $38.7 million during the six months ended June 30, 2015, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 of our accompanying consolidated financial statements.

(2)
Includes the balance outstanding as of June 30, 2015 of the $500 Million 2015 Unsecured Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

(3)
Includes the $300 Million Unsecured 2013 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 2.78% through maturity. As such, we estimate incurring, exclusive of changes to our credit rating, approximately $8.3 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through maturity in January 2019.

(4)
Includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 2.39% through the original maturity date of November 22, 2016 and 3.35% for the extension period (November 22, 2016 to January 15, 2020). As such, we estimate incurring, exclusive of changes to our credit rating, approximately $7.2 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through the original maturity of the debt facility in November 2016, and approximately $10.1 million per annum for the extension period ending in January 2020.

(5)
The 2001 NW 64th Street building in Ft. Lauderdale, Florida is subject to a ground lease with expiration dates of 2048. The aggregate remaining payments required under the terms of these operating leases as of June 30, 2015 are presented above.

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
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2015 Line of Credit, our $300 Million Unsecured 2011 Term Loan, the $300 Million Unsecured 2013 Term Loan, and the $170 Million Unsecured 2015 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, as of the time of this filing, all of our debt other than the $500 Million Unsecured 2015 Line of Credit and the $170 Million Unsecured 2015 Term Loan is based on fixed, or effectively-fixed, interest rates to hedge against instability in the credit markets.

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt was approximately $2.3 billion as of June 30, 2015 and December 31, 2014. Our interest rate swap agreements in place at June 30, 2015 carried a notional amount totaling $1.2 billion with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.81%. Our interest swap agreements in place at December 31, 2014 carried a notional amount totaling $1.2 billion with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.77%.

Our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.78% per annum with expirations ranging from 2016 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of June 30, 2015, we had $305 million outstanding on our $500 Million Unsecured 2015 Line of Credit. Our $500 Million Unsecured 2015 Line of Credit currently has a stated rate of LIBOR plus 1.00% per annum or the prime rate, at our discretion. Draws outstanding as of June 30, 2015 were subject to a blended rate of LIBOR + 1.00% as of June 30, 2015. The current stated interest rate spread on the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.125% (based on our current corporate credit rating). To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2015 Line of Credit, the $170 Million Unsecured 2015 Term Loan, or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, absent reductions in the balances outstanding on our floating-rate debt as a result of a potential sale of the Aon Center building, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of June 30, 2015 would increase interest expense approximately $4.8 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter 2015.

(b)	Not applicable.

(c)
During the quarter ended June 30, 2015, we repurchased shares of our common stock in the open market in order to reissue such shares under our dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our stock repurchase plan. During June of 2015, we exhausted our existing authority to repurchase shares of common stock as part of our stock repurchase plan. However, on June 23, 2015, our board of directors authorized the repurchase of up to $200 million of additional shares of our common stock over the next two years.

Of the 2,854,000 shares repurchased during the second quarter 2015, 2,648,691 shares (at an average price of $17.45 per share) related to repurchases of our common stock pursuant to our stock repurchase plan, and 205,309 shares (at an average price of $17.67 per share) related to shares purchased by our transfer agent on the open market and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended June 30, 2015 are as follows:

Period	Total Number of Shares Purchased (in 000’s) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)
April 1, 2015 to April 30, 2015	—	$—	—	$37,040
May 1, 2015 to May 31, 2015	1,173	$17.49	1,173	$16,508
June 1, 2015 to June 30, 2015	1,681	$17.46	1,476	$190,781	(2)
Total	2,854	$17.47	2,649

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

(2)
Amounts available for purchase relate only to our stock repurchase plan, which was announced on June 24, 2015. Our board of directors authorized the repurchase of up to $200 million of additional shares of our common stock pursuant to the stock repurchase plan prior to the second quarter ended June 30, 2017. The share repurchase plan is separate from shares purchased for DRP issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter 2015 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	July 29, 2015	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
SECOND QUARTER 2015
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

10.1
Revolving Credit Agreement dated June 18, 2015, by and among Piedmont Operating Partnership, LP, the Registrant, Suntrust Robinson Humphrey, Inc., U.S. Bank National Association, PNC Capital Markets LLC, Suntrust Bank, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.2
Loan Agreement dated as of June 23, 2015 between Piedmont 1901 Market LLC, as Borrower and The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.3	Open-End Mortgage and Security Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.4*	Long-Term Incentive Program as amended effective April 28, 2015

10.5*	Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective April 28, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Donald A. Miller, CFA, Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert E. Bowers, Principal Financial Officer of the Company

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