Form 10-Q
period 2015-09-30
Piedmont Office Realty Trust, Inc.
filed 2015-11-09
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of November 6, 2015:
145,508,307 shares

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

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	Adverse market and economic conditions may negatively affect us and could cause us to recognize impairment charges on both our long-lived assets or goodwill or otherwise impact our performance;

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions and divestitures;

•	The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties;

•	Acquisitions of properties may have unknown risks and other liabilities at the time of acquisition;

•	Development and construction delays and resultant increased costs and risks may negatively impact our operating results;

•	Our real estate development strategies may not be successful;

•	Future terrorist attacks in the major metropolitan areas in which we own properties could significantly impact the demand for, and value of, our properties;

•	Costs of complying with governmental laws and regulations;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Future offerings of debt or equity securities may adversely affect the market price of our common stock;

•	Changes in market interest rates may have an effect on the value of our common stock;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	We may be subject to litigation, which could have a material adverse effect on our financial condition;

•	Changes in tax laws impacting REITs and real estate in general, as well as Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code (the “Code”); and

•	The risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2014. Piedmont’s results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets:
Real estate assets, at cost:
Land	$671,832	$674,554
Buildings and improvements, less accumulated depreciation of $933,717 and $889,997 as of September 30, 2015 and December 31, 2014, respectively	2,655,581	2,741,583
Intangible lease assets, less accumulated amortization of $87,633 and $79,860 as of September 30, 2015 and December 31, 2014, respectively	60,770	70,177
Construction in progress	75,083	61,891
Real estate assets held for sale, net	470,847	526,887
Total real estate assets	3,934,113	4,075,092
Investments in and amounts due from unconsolidated joint ventures	7,652	7,798
Cash and cash equivalents	7,702	12,306
Tenant receivables, net of allowance for doubtful accounts of $86 and $231 as of September 30, 2015 and December 31, 2014, respectively	26,748	27,711
Notes receivable	45,400	—
Straight-line rent receivables	149,060	146,836
Restricted cash and escrows	37,705	5,679
Prepaid expenses and other assets	31,764	25,656
Goodwill	180,097	180,097
Interest rate swaps	—	430
Deferred financing costs, less accumulated amortization of $6,971 and $6,067 as of September 30, 2015 and December 31, 2014, respectively	7,220	7,667
Deferred lease costs, less accumulated amortization of $143,676 and $129,601 as of September 30, 2015 and December 31, 2014, respectively	231,379	228,953
Other assets held for sale, net	81,034	77,276
Total assets	$4,739,874	$4,795,501
Liabilities:
Unsecured debt, net of discount of $7,137 and $5,424 as of September 30, 2015 and December 31, 2014, respectively	$1,925,863	$1,828,544
Secured debt, inclusive of premium of $2,209 and $3,258 as of September 30, 2015 and December 31, 2014, respectively	502,456	449,045
Accounts payable, accrued expenses, and accrued capital expenditures	132,741	133,988
Deferred income	26,087	22,215
Intangible lease liabilities, less accumulated amortization of $40,542 and $35,628 as of September 30, 2015 and December 31, 2014, respectively	38,896	42,560
Interest rate swaps	20,526	6,417
Other liabilities held for sale, net	567	717
Total liabilities	2,647,136	2,483,486
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2015 or December 31, 2014	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2015 or December 31, 2014	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 145,633,869 and 154,324,089 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,456	1,543
Additional paid-in capital	3,669,154	3,666,182
Cumulative distributions in excess of earnings	(1,570,377)	(1,365,620)
Other comprehensive income/(loss)	(8,524)	8,301
Piedmont stockholders’ equity	2,091,709	2,310,406
Noncontrolling interest	1,029	1,609
Total stockholders’ equity	2,092,738	2,312,015
Total liabilities and stockholders’ equity	$4,739,874	$4,795,501
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$117,994	$114,529	$353,255	$338,720
Tenant reimbursements	30,273	29,579	90,476	79,253
Property management fee revenue	548	533	1,577	1,568
	148,815	144,641	445,308	419,541
Expenses:
Property operating costs	61,677	62,027	187,392	177,434
Depreciation	31,199	35,366	103,470	103,154
Amortization	14,021	14,235	43,646	42,407
Impairment loss on real estate assets	34,815	—	40,169	—
General and administrative	8,236	5,814	22,726	17,514
	149,948	117,442	397,403	340,509
Real estate operating income/(loss)	(1,133)	27,199	47,905	79,032
Other income (expense):
Interest expense	(18,832)	(18,654)	(56,020)	(55,592)
Other income	803	524	1,218	68
Net recoveries/(loss) from casualty events and litigation settlements	—	(8)	—	4,514
Equity in income/(loss) of unconsolidated joint ventures	135	89	418	(510)
	(17,894)	(18,049)	(54,384)	(51,520)
Income/(loss) from continuing operations	(19,027)	9,150	(6,479)	27,512
Discontinued operations:
Operating income	16	16	13	996
Gain/(loss) on sale of real estate assets	(2)	—	(2)	1,198
Income from discontinued operations	14	16	11	2,194
Gain on sale of real estate assets	17,142	—	53,826	1,140
Net income/(loss)	(1,871)	9,166	47,358	30,846
Less: Net income attributable to noncontrolling interest	(4)	(4)	(12)	(12)
Net income/(loss) attributable to Piedmont	$(1,875)	$9,162	$47,346	$30,834
Per share information – basic and diluted:
Income/(loss) from continuing operations and gain on sale of real estate assets	$(0.01)	$0.06	$0.31	$0.19
Income from discontinued operations	—	—	—	0.01
Net income/(loss) available to common stockholders	$(0.01)	$0.06	$0.31	$0.20
Weighted-average common shares outstanding – basic	148,855,336	154,325,073	152,231,060	154,495,761
Weighted-average common shares outstanding – diluted	149,176,207	154,561,362	152,499,430	154,664,834
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014

Net income/(loss) attributable to Piedmont		$(1,875)		$9,162		$47,346		$30,834
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(22,263)		1,360		(21,389)		(12,143)
Plus: Reclassification of previously recorded loss included in net income (See Note 5)	1,506		1,295		4,575		3,623
Unrealized loss on investment in available for sale securities	(9)		—		(11)		—
Other comprehensive income/(loss)		(20,766)		2,655		(16,825)		(8,520)
Comprehensive income/ (loss) attributable to Piedmont		$(22,641)		$11,817		$30,521		$22,314

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013	157,461	$1,575	$3,668,906	$(1,231,209)	$20,278	$1,609	$2,461,159
Share repurchases as part of an announced plan	(3,190)	(32)	—	(52,764)	—	—	(52,796)
Retirement of shares returned from escrow	(85)	(1)	(1,478)	—	—	—	(1,479)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	(4,054)	—	—	—	(4,054)
Dividends to common stockholders ($0.81 per share), dividends to shareholders of subsidiary, and dividends reinvested	—	—	(188)	(124,995)	—	(15)	(125,198)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	138	1	2,996	—	—	—	2,997
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	43,348	—	—	43,348
Other comprehensive loss	—	—	—	—	(11,977)	—	(11,977)
Balance, December 31, 2014	154,324	1,543	3,666,182	(1,365,620)	8,301	1,609	2,312,015
Share repurchases as part of an announced plan	(8,849)	(88)	—	(156,387)	—	—	(156,475)
Offering costs	—	—	(326)	—	—	—	(326)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	54	—	—	—	54
Reallocation of noncontrolling interest of subsidiary	—	—	1,128	—	—	(584)	544
Dividends to common stockholders ($0.63 per share), dividends to shareholders of subsidiary, and dividends reinvested	—	—	(186)	(95,716)	—	(8)	(95,910)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	159	1	2,302	—	—	—	2,303
Net income attributable to noncontrolling interest	—	—	—	—	—	12	12
Net income attributable to Piedmont	—	—	—	47,346	—	—	47,346
Other comprehensive loss	—	—	—	—	(16,825)	—	(16,825)
Balance, September 30, 2015	145,634	$1,456	$3,669,154	$(1,570,377)	$(8,524)	$1,029	$2,092,738

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$47,358	$30,846
Operating distributions received from unconsolidated joint ventures	565	266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103,470	103,237
Amortization of deferred financing costs	1,281	1,299
Gain/(loss) on settlement of forward starting interest rate swaps	(1,284)	14,960
Other amortization	44,091	42,007
Impairment loss on real estate assets	40,169	—
Stock compensation expense	5,027	3,046
Equity in (income)/loss of unconsolidated joint ventures	(418)	510
Gain on sale of real estate assets	(53,824)	(2,338)
Retirement of shares returned from escrow	—	(1,479)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(22,996)	(29,277)
Increase in restricted cash and escrows	(20,333)	(114)
Increase in prepaid expenses and other assets	(5,845)	(10,588)
Increase/(decrease) in accounts payable and accrued expenses	(8,284)	5,617
Increase/(decrease) in deferred income	3,619	(476)
Net cash provided by operating activities	132,596	157,516
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(75,976)	(109,930)
Capitalized expenditures, net of accruals	(81,917)	(122,804)
Redemption of noncontrolling interest in unconsolidated variable interest entity	(4,000)	—
Net sales proceeds from wholly-owned properties	151,564	46,240
Net sales proceeds from unconsolidated joint ventures	—	6,017
Investments in unconsolidated joint ventures	—	(42)
Deferred lease costs paid	(23,889)	(20,732)
Net cash used in investing activities	(34,218)	(201,251)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,048)	(1,112)
Proceeds from debt	1,205,857	979,564
Repayments of debt	(1,055,902)	(784,320)
Discount paid due to loan modification	—	(1,135)
Costs of issuance of common stock	(326)	—
Repurchases of common stock as part of announced plan	(155,653)	(54,685)
Dividends paid and discount on dividend reinvestments	(95,910)	(92,735)
Net cash provided by/(used in) financing activities	(102,982)	45,577
Net increase/(decrease) in cash and cash equivalents	(4,604)	1,842
Cash and cash equivalents, beginning of period	12,306	6,973
Cash and cash equivalents, end of period	$7,702	$8,815

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued share repurchases as part of an announced plan	$(822)	$(2,005)
Accrued capital expenditures and deferred lease costs	$24,588	$17,573

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

As of September 30, 2015, Piedmont owned 68 office properties, one redevelopment asset and two development assets, and one building through an unconsolidated joint venture. Piedmont's 68 office properties comprise 20.7 million square feet of primarily Class A commercial office space, and were 90.6% leased as of September 30, 2015. As of September 30, 2015, approximately 80% of Piedmont's Annualized Lease Revenue was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, and Washington, D.C.

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

The FASB has issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments in ASU 2015-02 modify the consolidation analysis of certain types of entities. Specifically, ASU 2015-02 changes the assessment criteria of whether limited partnerships are VIEs, eliminates the presumption that general partners should consolidate a limited partner, eliminates certain conditions from the evaluation of whether a fee paid to a decision maker constitutes a VIE, and changes the evaluation regarding the impact of related parties in the primary beneficiary determination of a VIE. The amendments in ASU 2015-02 are effective in the first quarter of 2016 for Piedmont, and Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

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
During the nine months ended September 30, 2015, Piedmont acquired 100% ownership of the following properties and land parcel using proceeds from the $500 Million Unsecured Line of Credit, proceeds from the sales of other properties (see Note 9), and cash on hand, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Rentable Square Feet	Percentage Leased as of Acquisition	Purchase Price (in millions)
Park Place on Turtle Creek	Dallas, Texas	January 16, 2015	177,844	88%	$46.6
80 Central Street	Boxborough, Massachusetts	July 24, 2015	149,661	93%	$13.5

Land Parcel	Metropolitan Statistical Area	Date of Acquisition	Acreage	Contractual Purchase Price (in millions)
Two Pierce Land Parcel	Chicago, Illinois	June 2, 2015	4.73	$3.7

4.Debt

During the nine months ended September 30, 2015, Piedmont replaced its existing $500 Million Unsecured Line of Credit with a new $500 million line of credit facility (the "$500 Million Unsecured 2015 Line of Credit"). The existing $500 Million Unsecured Line of Credit was scheduled to expire on August 19, 2016, and was terminated concurrently with the closing of the new facility. The term of the new $500 Million Unsecured 2015 Line of Credit is four years with a maturity date of June 18, 2019, and Piedmont may extend the term for up to one additional year (through two available six-month extensions) provided Piedmont is not then in default and upon payment of extension fees. As of September 30, 2015, the stated interest rate spread over LIBOR on the $500 Million Unsecured 2015 Line of Credit is 1.00%, down from 1.175% on the prior line of credit.

Additionally, during the nine months ended September 30, 2015, Piedmont entered into a $160 million note payable secured by a mortgage against its 1901 Market Street building located in Philadelphia, Pennsylvania (the "$160 Million Fixed-Rate Loan"). The $160 Million Fixed-Rate Loan replaced the $105 Million Fixed-Rate Loan secured by the US Bancorp Center building in Minneapolis, Minnesota, which was paid in full in April 2015, and the remaining proceeds were used to pay down outstanding borrowings on the $500 Million Unsecured 2015 Line of Credit. The $160 Million Fixed-Rate Loan bears interest at 3.48% per year and matures on July 5, 2022.

Finally, during the nine months ended September 30, 2015, Piedmont entered into a $170 million unsecured term loan facility (the “$170 Million Unsecured 2015 Term Loan”) with a consortium of lenders. The term of the $170 Million Unsecured 2015 Term Loan is approximately three years with a maturity date of May 15, 2018. Piedmont may prepay the $170 Million Unsecured 2015 Term Loan, in whole or in part, at any time without premium or penalty. As of September 30, 2015, the stated interest rate spread on the $170 Million Unsecured 2015 Term Loan was 1.125%.

During the nine months ended September 30, 2015, Piedmont incurred additional working capital borrowings on its $500 Million Unsecured Line of Credit (which was subsequently replaced with the $500 Million Unsecured 2015 Line of Credit) of $408.0 million and, utilizing a portion of the proceeds of the $170 Million Unsecured 2015 Term Loan and the $160 Million Fixed-Rate Loan described above, as well as other cash on hand, made repayments totaling $429.0 million on its line of credit facility. As of September 30, 2015, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.
Additionally, see Note 7 for a description of Piedmont’s estimated fair value of debt as of September 30, 2015.

Piedmont also made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $20.1 million and $20.9 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $58.8 million and $54.1 million for the nine months ended September 30, 2015 and 2014, respectively. Piedmont capitalized interest of approximately $1.0 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $2.7 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2015 and December 31, 2014 (in thousands):

Facility	Collateral	Stated Rate(1)		Maturity		Amount Outstanding as of
						September 30, 2015	December 31, 2014
Secured (Fixed)
$105 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015		$—	$105,000
$125 Million Fixed-Rate Loan	Four Property Collateralized Pool (2)	5.50%		4/1/2016		125,000	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525	42,525
$140 Million WDC Fixed-Rate Loans	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000	140,000
$35 Million Fixed-Rate Loan	5 Wall Street	5.55%	(3)	9/1/2021		35,617	36,520
$160 Million Fixed-Rate Loan	1901 Market Street	3.48%	(4)	7/5/2022		159,314	—
Subtotal/Weighted Average (5)		4.95%				502,456	449,045
Unsecured (Variable and Fixed)
$50 Million Unsecured Term Loan		LIBOR + 1.15%		4/1/2015		—	49,968
$500 Million Unsecured Line of Credit		LIBOR + 1.175%		8/19/2016		—	434,000
$170 Million Unsecured 2015 Term Loan		LIBOR + 1.125%	(6)	5/15/2018		169,645	—
$300 Million Unsecured 2013 Term Loan		LIBOR + 1.20%	(7)	1/31/2019		300,000	300,000
$500 Million Unsecured 2015 Line of Credit		LIBOR + 1.00%	(8)	6/18/2019	(9)	411,145	0
$300 Million Unsecured 2011 Term Loan		LIBOR + 1.15%	(10)	1/15/2020		299,101	298,944
$350 Million Unsecured Senior Notes		3.40%	(11)	6/1/2023		348,893	348,800
$400 Million Unsecured Senior Notes		4.45%	(12)	3/15/2024		397,079	396,832
Subtotal/Weighted Average (5)		2.71%				1,925,863	1,828,544
Total/ Weighted Average (5)		3.17%				$2,428,319	$2,277,589

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of September 30, 2015 and December 31, 2014 is interest-only.

(2)	Property collateralized pool includes 1430 Enclave Parkway in Houston, Texas, Windy Point I and II in Schaumburg, Illinois, and 1055 East Colorado Boulevard in Pasadena, California.

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

(5)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of September 30, 2015.

(6)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.125% as of September 30, 2015) over the selected rate based on Piedmont’s current credit rating. The principal balance as of September 30, 2015 consisted of the 30-day LIBOR rate of 0.20% (subject to the additional spread mentioned above).

(7)
The $300 Million Unsecured 2013 Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78%.

(8)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.00% as of September 30, 2015) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of September 30, 2015 consisted of 30-day LIBOR draws at an average rate of 0.21% (subject to the additional spread mentioned above).

(9)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

(10)
The $300 Million Unsecured 2011 Term Loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.39% through the original maturity date of November 22, 2016 and 3.35% from November 22, 2016 to January 15, 2020.

(11)
The $350 Million Senior Notes have a fixed coupon rate of 3.40%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 3.45%. After consideration of the impact of settled interest rate swap agreements, in addition to the issuance discount, the effective interest rate on this debt is 3.43%.

(12)
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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of September 30, 2015, Piedmont was party to various forward starting interest rate swap agreements which fully hedge the variable cash flows associated with all of its outstanding unsecured, variable-rate debt, other than the $500 Million Unsecured 2015 Line of Credit and the $170 Million Unsecured 2015 Term Loan. During the nine months ended September 30, 2015, Piedmont settled various forward starting swaps with a total notional value of $250 million in conjunction with the issuance of the $160 Million Fixed-Rate Loan (see Note 4) for a net loss totaling $1.3 million, of which approximately $0.1 million was expensed immediately upon termination. The remaining loss was recorded as accumulated other comprehensive income and is being amortized as an increase to interest expense over the seven-year term of the $160 Million Fixed-Rate Loan. Additionally, as of September 30, 2015, Piedmont held $250 million of forward starting interest rate swaps to hedge its exposure to the variability in future cash flows associated with potential future debt issuances in 2016. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 125 months.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2015 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2015 and December 31, 2014, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2015	December 31, 2014
Gross derivative assets	$—	$430
Gross derivative liabilities	(20,526)	(6,417)
Net derivative liability	$(20,526)	$(5,987)

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

The effective portion of Piedmont's interest rate derivatives, including the gain/(loss) on settlement of forward swaps described above, and other gains/(losses) associated with the swap that were recorded in the accompanying consolidated statements of income for the three and nine months ended September 30, 2015 and 2014, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
Derivative in Cash Flow Hedging Relationships (Interest Rate Swaps) (in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Amount of gain/(loss) recognized in OCI on derivative	$(22,263)	$1,360	$(21,389)	$(12,143)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$1,506	$1,295	$4,575	$3,623

Piedmont estimates that approximately $5.0 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. Piedmont recognized no loss related to hedge ineffectiveness for the three months ended

September 30, 2015 and 2014, and approximately $0.1 million and $0 of loss related to hedge ineffectiveness and terminations of its cash flow hedges was recognized during the nine months ended September 30, 2015 or 2014, respectively.

See Note 7 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $21.0 million as of September 30, 2015. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Variable Interest Entities
Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity must consolidate the VIE.
During the nine months ended September 30, 2015, Piedmont paid $4.0 million to settle the redemption option associated with an equity participation in Medici Atlanta, LLC, eliminating any ongoing third party interest.

A summary of Piedmont’s interests in and consolidation treatment of its outstanding VIEs as of September 30, 2015 and their related carrying values as of December 31, 2014 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of September 30, 2015	Net Carrying Amount as of December 31, 2014	Primary Beneficiary Considerations
1201 Eye Street NW Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(7.2)	$(2.8)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity until certain financial returns are achieved and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street NW Associates, LLC	49.5%	1225 Eye Street	Consolidated	$2.2	$(1.1)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity until certain financial returns are achieved and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$246.9	$245.3
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such returns are met.

Piedmont TownPark Land, LLC	100%	Land Parcel Adjacent to 400 TownPark building	Consolidated	$5.9	$7.9
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

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2015 and December 31, 2014, respectively (in thousands):

	September 30, 2015			December 31, 2014
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$7,702	$7,702	Level 1	$12,306	$12,306	Level 1
Tenant receivables, net(1)	$26,748	$26,748	Level 1	$27,711	$27,711	Level 1
Notes receivable (1)	$45,400	$45,400	Level 1	$—	$—	Level 1
Restricted cash and escrows(1)	$37,705	$37,705	Level 1	$5,679	$5,679	Level 1
Interest rate swap asset	$—	$—	Level 2	$430	$430	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$17,200	$17,200	Level 1	$14,395	$14,395	Level 1
Interest rate swap liability	$20,526	$20,526	Level 2	$6,417	$6,417	Level 2
Debt	$2,428,319	$2,450,580	Level 2	$2,277,589	$2,314,020	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2015 and December 31, 2014; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 5, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2015 and December 31, 2014. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2015 and December 31, 2014, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

8.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of September 30, 2015, commitments for funding potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $52.3 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of September 30, 2015, commitments for incremental capital expenditures for tenant improvements associated with new and existing leases totaled approximately $55.9 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded no reductions in reimbursement revenues related to such tenant audits/disputes during the three months ended September 30, 2015 and 2014, and approximately $0.1 million and $0.6 million during the nine months ended September 30, 2015 and 2014, respectively.

Letters of Credit

As of September 30, 2015, Piedmont was subject to a letter of credit of approximately $0.4 million, which reduces the total available capacity under its $500 Million 2015 Unsecured Line of Credit. This letter of credit is scheduled to expire in December 2015.

9.Property Dispositions, Assets Held for Sale, and Discontinued Operations

Property Dispositions

Since April 1, 2014, we have sold nine properties which did not meet the criteria to be reported as discontinued operations. The operational results for these properties for periods prior to their sale date are presented as continuing operations in the accompanying consolidated statements of income, and the gain on sale is presented separately on the face of the income statement unless otherwise indicated below. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
2020 W. 89th Street	Leawood, Kansas	May 19, 2014	$1,132	$5,515
Two Park Center (1)	Hoffman Estates, Illinois	May 29, 2014	$(169)	$6,017
3900 Dallas Parkway	Plano, Texas	January 30, 2015	$10,073	$25,801
5601 Headquarters Drive	Plano, Texas	April 28, 2015	$7,959	$33,326
River Corporate Center	Tempe, Arizona	April 29, 2015	$5,303	$24,228
Copper Ridge Center	Lyndhurst, New Jersey	May 1, 2015	$13,753	$4,972	(2)
Eastpoint I & II	Mayfield Heights, Ohio	July 28, 2015	$(177)	$17,342
3750 Brookside Parkway	Alpharetta, Georgia	August 10, 2015	$1,406	$13,624
Chandler Forum	Chandler, Arizona	September 1, 2015	$15,509	$32,271

(1)	Property was owned as part of the unconsolidated joint venture, Fund XIII and REIT Joint Venture. As such, the loss on sale was presented as equity in income/(loss) of unconsolidated joint ventures.

(2)
As part of the transaction, Piedmont accepted a secured promissory note from the buyer for the remaining $45.4 million owed on the sale. The note bears interest at a rate of 8.45% and a matures on December 31, 2015. The maturity date may be extended for two terms of six months each upon 30 days prior written notice and a 25 bps extension fee.

Assets Held for Sale

During the three months ended September 30, 2015, Piedmont reclassified the Aon Center building located in Chicago, Illinois, from real estate assets held for use to real estate assets held for sale as a result of entering into a binding agreement to sell the property. The sale of the Aon Center building subsequently closed on October 29, 2015. During the three months ended September 30, 2015 and 2014, Piedmont recognized net income from Aon Center of approximately $8.3 million and $1.1 million, respectively. During the nine months ended September 30, 2015 and 2014, Piedmont recognized net income/(loss) from Aon Center of approximately $8.8 million and $(0.8) million, respectively.

Assets held for sale as of December 31, 2014 include the Aon Center building (mentioned above), the 3900 Dallas Parkway building (sold on January 30, 2015), the Eastpoint I and II buildings (sold on July 28, 2015), and the 3750 Brookside Parkway building (sold on August 10, 2015). Details of assets held for sale as of September 30, 2015 and December 31, 2014 are presented below (in thousands):

	September 30, 2015	December 31, 2014
Real estate assets held for sale, net:
Land	$23,966	$29,763
Building and improvements, less accumulated depreciation of $198,150 and $208,408 as of September 30, 2015 and December 31, 2014, respectively	444,099	495,622
Construction in progress	2,782	1,502
Total real estate assets held for sale, net	$470,847	$526,887

Other assets held for sale, net:
Straight-line rent receivables	$25,790	$23,464
Prepaid expenses and other assets	1,870	2,164
Deferred lease costs, less accumulated amortization of $14,990 and $14,866 as of September 30, 2015 and December 31, 2014, respectively	53,374	51,648
Total other assets held for sale, net	$81,034	$77,276

Other liabilities held for sale, net:
Intangible lease liabilities, less accumulated amortization of $2,486 and $2,335 as of September 30, 2015 and December 31, 2014, respectively	$567	$717

In addition, Piedmont entered into a binding contract to sell the 2 Gatehall Drive building located in Parsippany, New Jersey on October 2, 2015. The contract did not meet the requirements for held for sale classification as of September 30, 2015; however, as the contracted sales price, less estimated selling costs, was less than the carrying value of the asset, Piedmont recognized a loss on impairment of approximately $34.8 million during the three months ended September 30, 2015. Further, during the nine months ended September 30, 2015, Piedmont recognized an impairment loss of approximately $5.4 million due to the reclassification of the Eastpoint I & II buildings upon meeting the held for sale criteria. The fair value measurements used in the evaluation of both of these non-financial assets are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, potential third-party purchasers. Piedmont expects the 2 Gatehall Drive building to close during fourth quarter 2015, while the Eastpoint I & II buildings were sold in July 2015.

Discontinued Operations

Asset disposals in previous periods that were previously classified as, and that continue to be reported as, discontinued operations for the three and nine months ended September 30, 2014 were as follows (in thousands):

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
11107 and 11109 Sunset Hills Road	Reston, Virginia	March 19, 2014	$(102)	$22,326
1441 West Long Lake Road	Troy, Michigan	April 30, 2014	$562	$7,202
4685 Investment Drive	Troy, Michigan	April 30, 2014	$747	$11,198

Details comprising income from discontinued operations for the three and nine months ended ended September 30, 2015 and 2014 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Rental income	$19	$—	$19	$1,365
Tenant reimbursements	—	12	(3)	126
Property management fee revenue	—	—	—	1
	19	12	16	1,492
Expenses:
Property operating costs	3	3	2	185
Depreciation	—	—	—	83
Amortization	—	—	—	223
General and administrative	—	(7)	1	(1)
	3	(4)	3	490

Other income/(expense)	—	—	—	(6)

Operating income, excluding gain on sale	16	16	13	996
Gain/(loss) on sale of real estate assets	(2)	—	(2)	1,198
Income from discontinued operations	$14	$16	$11	$2,194

10.Stock Based Compensation
From time to time, Piedmont has granted equity awards to all of its employees. The deferred stock awards are determined by the Compensation Committee of the board of directors of Piedmont and typically vest on the award anniversary date ratably over a multi-year period. Piedmont also has a multi-year performance share program for certain of its employees whereby equity awards may be earned based on the relative performance of Piedmont's total stockholder return ("TSR") as compared with a predetermined peer group's total stockholder return over the same multi-year period. Shares are not awarded until after the end of the multi-year performance period and vest upon award.

A rollforward of Piedmont's equity based award activity for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Deferred Stock Awards as of December 31, 2014	506,404	$18.12
Deferred Stock Awards Granted During Nine Months Ended September 30, 2015	299,360	$17.59
Adjustment to Estimated Future Grants of Performance Share Awards During Nine Months Ended September 30, 2015	386,536	$18.01
Deferred Stock Awards Vested During Nine Months Ended September 30, 2015	(228,734)	$17.96
Deferred Stock Awards Forfeited During Nine Months Ended September 30, 2015	(8,405)	$18.04
Unvested Deferred Stock Awards as of September 30, 2015	955,161	$17.88

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2015 and 2014, respectively (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted-Average Grant Date Fair Value of Shares Granted During the Period (per share)	$18.31	$—	$17.59	$17.78
Total Grant Date Fair Value of Shares Vested During the Period	$32	$28	$4,109	$3,223
Share-based Liability Awards Paid During the Period(1)	$—	$—	$—	$—

(1)	Amount reflects the issuance of performance share awards during the period, if any.

A detail of Piedmont’s outstanding employee stock awards as of September 30, 2015 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of September 30, 2015
November 7, 2012	Deferred Stock Award	14,836	$18.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 4, 2013, 2014, and 2015, respectively.	4,989
April 2, 2013	Deferred Stock Award	118,174	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 2, 2014, 2015, and 2016, respectively.	37,084
April 2, 2013	Fiscal Year 2013-2015 Performance Share Program	—	$18.91	Shares awarded, if any, will vest immediately upon determination of award in 2016.	53,287	(2)
January 3, 2014	Deferred Stock Award	95,476	$16.45	Of the shares granted, 20% will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	82,673
May 9, 2014	Deferred Stock Award	163,222	$18.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 9, 2015, 2016, and 2017, respectively.	96,032
May 9, 2014	Fiscal Year 2014-2016 Performance Share Program	—	$22.00	Shares awarded, if any, will vest immediately upon determination of award in 2017.	159,271	(2)
May 1, 2015	Deferred Stock Award	271,970	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 1, 2016, 2017, and 2018, respectively.	219,403
May 1, 2015	Fiscal Year 2015-2017 Performance Share Program	—	$18.42	Shares awarded, if any, will vest immediately upon determination of award in 2018.	302,422	(2)
Total					955,161

(1)	Amounts reflect the total grant to employees, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2015.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2015. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended September 30, 2015 and 2014, Piedmont recognized approximately $2.6 million and $1.1 million of compensation expense related to stock awards, all of which related to the amortization of unvested shares, respectively. During the nine months ended September 30, 2015 and 2014, Piedmont recognized approximately $6.8 million and $4.3 million of compensation expense related to stock awards, of which $5.0 million and $2.9 million related to the amortization of unvested shares, respectively. During the nine months ended September 30, 2015, a net total of 159,047 shares were issued to employees, directors, and officers. As of September 30, 2015, approximately $4.3 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately two years.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted-average common shares – basic	148,855	154,325	152,231	154,496
Plus incremental weighted-average shares from time-vested conversions:
Deferred stock awards	321	236	268	169
Weighted-average common shares – diluted (1)	149,176	154,561	152,499	154,665

(1)	Due to repurchases of common stock during the nine months ended September 30, 2015, Piedmont has 145,633,869 shares of common stock outstanding as of September 30, 2015.

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

Condensed Consolidated Balance Sheets
As of September 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$64,218	$—	$607,614	$—	$671,832
Buildings and improvements, less accumulated depreciation	340,658	—	2,315,223	(300)	2,655,581
Intangible lease assets, less accumulated amortization	1,405	—	59,365	—	60,770
Construction in progress	37	—	75,046	—	75,083
Real estate assets held for sale, net	—	—	470,847	—	470,847
Total real estate assets	406,318	—	3,528,095	(300)	3,934,113
Investments in and amounts due from unconsolidated joint ventures	7,652	—	—	—	7,652
Cash and cash equivalents	3,935	151	3,616	—	7,702
Tenant and straight-line rent receivables, net	27,561	—	148,247	—	175,808
Advances to affiliates	6,447,352	1,253,328	—	(7,700,680)	—
Investment in subsidiary	—	3,783,080	189	(3,783,269)	—
Notes receivable	134,750	—	23,890	(113,240)	45,400
Prepaid expenses, restricted cash, escrows, and other assets	43,597	52	27,531	(1,711)	69,469
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	—	—	—	—	—
Deferred financing costs, net	6,467	—	753	—	7,220
Deferred lease costs, net	20,829	—	210,550	—	231,379
Other assets held for sale, net	—	—	81,034	—	81,034
Total assets	$7,278,558	$5,036,611	$4,023,905	$(11,599,200)	$4,739,874
Liabilities:
Debt, net	$1,949,753	$—	$591,806	$(113,240)	$2,428,319
Accounts payable, accrued expenses, and accrued capital expenditures	15,809	1,365	117,279	(1,712)	132,741
Advances from affiliates	566,461	5,032,684	2,173,303	(7,772,448)	—
Deferred income	4,065	—	22,022	—	26,087
Intangible lease liabilities, net	—	—	38,896	—	38,896
Interest rate swaps	20,526	—	—	—	20,526
Liabilities held for sale, net	—	—	567	—	567
Total liabilities	2,556,614	5,034,049	2,943,873	(7,887,400)	2,647,136
Stockholders’ Equity:
Common stock	—	1,456	—	—	1,456
Additional paid-in capital	3,779,080	3,672,038	1,304	(3,783,268)	3,669,154
Retained/(cumulative distributions in excess of) earnings	951,388	(3,670,932)	1,077,699	71,468	(1,570,377)
Other comprehensive loss	(8,524)	—	—	—	(8,524)
Piedmont stockholders’ equity	4,721,944	2,562	1,079,003	(3,711,800)	2,091,709
Noncontrolling interest	—	—	1,029	—	1,029
Total stockholders’ equity	4,721,944	2,562	1,080,032	(3,711,800)	2,092,738
Total liabilities and stockholders’ equity	$7,278,558	$5,036,611	$4,023,905	$(11,599,200)	$4,739,874

Condensed Consolidated Balance Sheets
As of December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$77,125	$—	$597,429	$—	$674,554
Buildings and improvements, less accumulated depreciation	414,515	—	2,327,368	(300)	2,741,583
Intangible lease assets, less accumulated amortization	1,812	—	68,365	—	70,177
Construction in progress	1,345	—	60,546	—	61,891
Real estate assets held for sale, net	46,354	—	480,533	—	526,887
Total real estate assets	541,151	—	3,534,241	(300)	4,075,092
Investments in and amounts due from unconsolidated joint ventures	7,798	—	—	—	7,798
Cash and cash equivalents	8,143	1,790	2,373	—	12,306
Tenant and straight-line rent receivables, net	35,363	—	139,184	—	174,547
Advances to affiliates	6,084,243	1,282,443	—	(7,366,686)	—
Investment in subsidiary	—	3,878,811	192	(3,879,003)	—
Notes receivable	161,350	—	23,890	(185,240)	—
Prepaid expenses, restricted cash, escrows, and other assets	10,897	—	21,392	(954)	31,335
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	430	—	—	—	430
Deferred financing costs, net	7,242	—	425	—	7,667
Deferred lease costs, net	29,696	—	199,257	—	228,953
Other assets held for sale, net	4,798	—	72,478	—	77,276
Total assets	$7,071,208	$5,163,044	$3,993,432	$(11,432,183)	$4,795,501
Liabilities:
Debt, net	$1,852,434	$—	$610,395	$(185,240)	$2,277,589
Accounts payable, accrued expenses, and accrued capital expenditures	19,403	465	115,074	(954)	133,988
Advances from affiliates	376,122	4,909,362	2,138,140	(7,423,624)	—
Deferred income	4,998	—	17,217	—	22,215
Intangible lease liabilities, net	—	—	42,560	—	42,560
Interest rate swaps	6,417	—	—	—	6,417
Liabilities held for sale, net	—	—	717	—	717
Total liabilities	2,259,374	4,909,827	2,924,103	(7,609,818)	2,483,486
Stockholders’ Equity:
Common stock	—	1,543	—	—	1,543
Additional paid-in capital	3,874,757	3,670,236	192	(3,879,003)	3,666,182
Retained/(cumulative distributions in excess of) earnings	928,776	(3,418,562)	1,067,528	56,638	(1,365,620)
Other comprehensive loss	8,301	—	—	—	8,301
Piedmont stockholders’ equity	4,811,834	253,217	1,067,720	(3,822,365)	2,310,406
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	4,811,834	253,217	1,069,329	(3,822,365)	2,312,015
Total liabilities and stockholders’ equity	$7,071,208	$5,163,044	$3,993,432	$(11,432,183)	$4,795,501

Condensed Consolidated Statements of Income
For the three months ended September 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$15,841	$—	$102,888	$(735)	$117,994
Tenant reimbursements	3,369	—	26,935	(31)	30,273
Property management fee revenue	—	—	4,603	(4,055)	548
	19,210	—	134,426	(4,821)	148,815
Expenses:
Property operating costs	9,253	—	57,455	(5,031)	61,677
Depreciation	4,943	—	26,256	—	31,199
Amortization	1,126	—	12,895	—	14,021
Impairment loss on real estate assets	—	—	34,815	—	34,815
General and administrative	8,103	71	9,497	(9,435)	8,236
	23,425	71	140,918	(14,466)	149,948
Real estate operating income/(loss)	(4,215)	(71)	(6,492)	9,645	(1,133)
Other income (expense):
Interest expense	(12,963)	—	(8,413)	2,544	(18,832)
Other income/(expense)	3,199	—	148	(2,544)	803
Equity in income of unconsolidated joint ventures	135	—	—	—	135
	(9,629)	—	(8,265)	—	(17,894)
Income/(loss) from continuing operations	(13,844)	(71)	(14,757)	9,645	(19,027)
Discontinued operations:
Operating loss	16	—	—	—	16
Loss on sale of real estate assets, net	(2)	—	—	—	(2)
Income from discontinued operations	14	—	—	—	14
Gain on sale of real estate assets	17,142	—	—	—	17,142
Net income/(loss)	3,312	(71)	(14,757)	9,645	(1,871)
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) attributable to Piedmont	$3,312	$(71)	$(14,761)	$9,645	$(1,875)

Condensed Consolidated Statements of Income
For the three months ended September 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$19,178	$—	$96,656	$(1,305)	$114,529
Tenant reimbursements	4,526	—	25,167	(114)	29,579
Property management fee revenue	—	—	4,098	(3,565)	533
	23,704	—	125,921	(4,984)	144,641
Expenses:
Property operating costs	11,355	—	55,868	(5,196)	62,027
Depreciation	5,963	—	29,403	—	35,366
Amortization	1,225	—	13,010	—	14,235
General and administrative	5,638	74	6,951	(6,849)	5,814
	24,181	74	105,232	(12,045)	117,442
Real estate operating income	(477)	(74)	20,689	7,061	27,199
Other income (expense):
Interest expense	(12,776)	—	(9,013)	3,135	(18,654)
Other income/(expense)	3,433	35	191	(3,135)	524
Net loss from casualty events and litigation settlements	(8)	—	—	—	(8)
Equity in loss of unconsolidated joint ventures	89	—	—	—	89
	(9,262)	35	(8,822)	—	(18,049)
Income from continuing operations	(9,739)	(39)	11,867	7,061	9,150
Discontinued operations:
Operating income	16	—	—	—	16
Income from discontinued operations	16	—	—	—	16
Net income	(9,723)	(39)	11,867	7,061	9,166
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income attributable to Piedmont	$(9,723)	$(39)	$11,863	$7,061	$9,162

Condensed Consolidated Statements of Income
For the nine months ended September 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$51,824	$—	$303,603	$(2,172)	$353,255
Tenant reimbursements	11,171	—	79,634	(329)	90,476
Property management fee revenue	—	—	13,543	(11,966)	1,577
	62,995	—	396,780	(14,467)	445,308
Expenses:
Property operating costs	29,464	—	172,996	(15,068)	187,392
Depreciation	15,904	—	87,566	—	103,470
Amortization	3,477	—	40,169	—	43,646
Impairment loss on real estate assets	5,354	—	34,815	—	40,169
General and administrative	22,206	266	26,485	(26,231)	22,726
	76,405	266	362,031	(41,299)	397,403
Real estate operating income	(13,410)	(266)	34,749	26,832	47,905
Other income (expense):
Interest expense	(39,592)	—	(25,130)	8,702	(56,020)
Other income/(expense)	9,357	—	563	(8,702)	1,218
Equity in income of unconsolidated joint ventures	418	—	—	—	418
	(29,817)	—	(24,567)	—	(54,384)
Income/(loss) from continuing operations	(43,227)	(266)	10,182	26,832	(6,479)
Discontinued operations:
Operating income	13	—	—	—	13
Loss on sale of real estate assets, net	(2)	—	—	—	(2)
Income from discontinued operations	11	—	—	—	11
Gain on sale of real estate assets	53,826	—	—	—	53,826
Net income	10,610	(266)	10,182	26,832	47,358
Less: Net income attributable to noncontrolling interest	—	—	(12)	—	(12)
Net income attributable to Piedmont	$10,610	$(266)	$10,170	$26,832	$47,346

Condensed Consolidated Statements of Income
For the nine months ended September 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$53,687	$—	$289,507	$(4,474)	$338,720
Tenant reimbursements	12,304	—	67,268	(319)	79,253
Property management fee revenue	—	—	12,208	(10,640)	1,568
	65,991	—	368,983	(15,433)	419,541
Expenses:
Property operating costs	31,730	—	161,754	(16,050)	177,434
Depreciation	17,453	—	85,701	—	103,154
Amortization	3,441	—	38,966	—	42,407
General and administrative	17,057	218	20,762	(20,523)	17,514
	69,681	218	307,183	(36,573)	340,509
Real estate operating income	(3,690)	(218)	61,800	21,140	79,032
Other income (expense):
Interest expense	(34,378)	—	(30,616)	9,402	(55,592)
Other income/(expense)	8,993	105	372	(9,402)	68
Net recoveries from casualty events and litigation settlements	1,344	1,479	1,691	—	4,514
Equity in loss of unconsolidated joint ventures	(510)	—	—	—	(510)
	(24,551)	1,584	(28,553)	—	(51,520)
Income from continuing operations	(28,241)	1,366	33,247	21,140	27,512
Discontinued operations:
Operating income	957	—	39	—	996
Gain on sale of real estate assets, net	451	—	747	—	1,198
Income from discontinued operations	1,408	—	786	—	2,194
Gain on sale of real estate assets	—	—	1,140	—	1,140
Net income	(26,833)	1,366	35,173	21,140	30,846
Less: Net income attributable to noncontrolling interest	—	—	(12)	—	(12)
Net income attributable to Piedmont	$(26,833)	$1,366	$35,161	$21,140	$30,834

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$(41,584)	$2,107	$145,240	$26,833	$132,596

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(28,249)	—	(129,644)	—	(157,893)
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	(4,000)	—	(4,000)
Intercompany note receivable	72,000	—	—	(72,000)	—
Net sales proceeds from wholly-owned properties	151,564	—	—	—	151,564
Deferred lease costs paid	(2,577)	—	(21,312)	—	(23,889)
Net cash used in investing activities	192,738	—	(154,956)	(72,000)	(34,218)
Cash Flows from Financing Activities:
Deferred financing costs paid	(545)	—	(503)	—	(1,048)
Proceeds from debt	1,046,578	—	159,279	—	1,205,857
Repayments of debt	(950,000)	—	(177,902)	72,000	(1,055,902)
Costs of issuance of common stock	—	(326)	—	—	(326)
Repurchases of common stock as part of announced plan	—	(155,653)	—	—	(155,653)
(Distributions to)/repayments from affiliates	(251,395)	248,135	30,093	(26,833)	—
Dividends paid and discount on dividend reinvestments	—	(95,902)	(8)	—	(95,910)
Net cash used in financing activities	(155,362)	(3,746)	10,959	45,167	(102,982)
Net decrease in cash and cash equivalents	(4,208)	(1,639)	1,243	—	(4,604)
Cash and cash equivalents, beginning of period	8,143	1,790	2,373	—	12,306
Cash and cash equivalents, end of period	$3,935	$151	$3,616	$—	$7,702

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$11,529	$2,165	$122,682	$21,140	$157,516

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(15,144)	—	(217,590)	—	(232,734)
Intercompany note receivable	(100)	—	—	100	—
Net sales proceeds from wholly-owned properties	29,519	—	16,721	—	46,240
Net sales proceeds received from unconsolidated joint ventures	6,017	—	—	—	6,017
Investments in unconsolidated joint ventures	(42)	—	—	—	(42)
Deferred lease costs paid	(3,667)	—	(17,065)	—	(20,732)
Net cash used in investing activities	16,583	—	(217,934)	100	(201,251)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,112)	—	—	—	(1,112)
Proceeds from debt	979,564	—	—	—	979,564
Repayments of debt	(209,000)	—	(575,320)	—	(784,320)
Discount due to loan modification	(1,135)	—	—	—	(1,135)
Intercompany note payable	—	—	100	(100)	—
Repurchases of common stock as part of announced plan	—	(54,685)	—	—	(54,685)
(Distributions to)/repayments from affiliates	(796,271)	145,328	672,083	(21,140)	—
Dividends paid and discount on dividend reinvestments	—	(92,729)	(6)	—	(92,735)
Net cash provided by financing activities	(27,954)	(2,086)	96,857	(21,240)	45,577
Net increase in cash and cash equivalents	158	79	1,605	—	1,842
Cash and cash equivalents, beginning of period	3,261	150	3,562	—	6,973
Cash and cash equivalents, end of period	$3,419	$229	$5,167	$—	$8,815

13.Subsequent Events

Fourth Quarter Dividend Declaration

On November 9, 2015, the board of directors of Piedmont declared dividends for the fourth quarter 2015 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on November 27, 2015. Such dividends are to be paid on December 18, 2015.

Acquisitions

On November 4, 2015, Piedmont acquired a two asset portfolio for $259.1 million comprised of: Galleria 300, an approximately 430,000 square foot Class A office building prominently located within the master-planned "Galleria" development in Atlanta's Cumberland/Galleria office submarket; and SunTrust Center, a two-building, approximately 650,000 square foot Class A office complex located in Orlando's central business district.

Dispositions

On October 2, 2015, Piedmont entered into a binding contract to sell 2 Gatehall Drive, an approximately 400,000 square foot office building and 100% leased to two tenants, for $51 million ($126 per square foot). As the agreed upon sales price was less than the carrying value of the asset, Piedmont recorded a $34.8 million impairment loss which is reflected in Piedmont's statement of income for the three months ended September 30, 2015. See Note 9 for further detail.

On October 29, 2015, Piedmont closed on the sale of Aon Center, a 2.7 million square foot tower located at 200 East Randolph Street in downtown Chicago and 87% leased to multiple tenants for a gross sales price of $712 million (approximately $260 per square foot). Net sales proceeds from the transaction were $646.1 million after deducting closing costs, buyer-assumed lease abatements, and contractual tenant capital improvements and leasing commissions. See Note 9 for further information.

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

During the nine months ended September 30, 2015, we took advantage of a strong sellers' market by disposing of several assets in accordance with our ongoing portfolio refinement strategy. During the third quarter we sold three non-core assets resulting in net proceeds of $63.2 million. Subsequent to quarter end, we also completed the disposition of our largest asset, the Aon Center building, in downtown Chicago, Illinois, which resulted in the receipt of approximately $646.1 million in net sales proceeds. We utilized the net sales proceeds received from the sale of the Aon Center building, as well as other cash on hand, to repay the entire $432.0 million balance outstanding on our $500 Million Unsecured 2015 Line of Credit, which included approximately $110.2 million in borrowings made to repurchase approximately 6.2 million shares of our own common stock during the quarter ended September 30, 2015. Further, an additional $259.1 million of the Aon Center proceeds was used to acquire two properties (Galleria 300 in Atlanta, Georgia and the SunTrust Center in Orlando, Florida).

We have also entered into a continuous equity offering program under which we may sell, from time to time, up to an aggregate of $250 million in shares of our common stock in at-the-market ("ATM") offerings. The use of the ATM equity program, as well as the availability and attractiveness of terms for the other additional sources of capital mentioned above, are highly dependent on the timing and volume of our property acquisition and disposition activities, as well as overall market conditions. As of the date of this filing, we had not yet used our ATM equity program.

Our most consistent use of capital has historically been, and will continue to be, to fund capital expenditures related to new or our existing portfolio of properties. During the nine months ended September 30, 2015 and September 30, 2014 we paid for the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014

Capital expenditures for development	$26,590	$16,226
Capital expenditures for redevelopment/renovations	14,292	5,123
Other capital expenditures, including tenant improvements	41,035	101,455
Total capital expenditures(1)	$81,917	$122,804

(1)
Of the total amounts paid, approximately $4.3 million and $2.5 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the nine months ended September 30, 2015 and 2014, respectively.

"Capital expenditures for development" relate to two development projects: Enclave Place, a 300,000 square foot, 11-story office tower in Houston, Texas, and 500 TownPark, a new 135,000 square foot, 80% pre-leased, four-story office building to be constructed adjacent to our existing 400 TownPark asset in Lake Mary, Florida. The construction phase of the Enclave Place project is substantially complete, with an estimated $33-$38 million remaining to be spent on lease-up costs. The 500 TownPark project is currently in the planning and design phase. Total additional project costs are anticipated to be between $27-$29 million, inclusive of leasing costs. Construction is expected to begin during the fourth quarter of 2015 and to be delivered to the tenant early in 2017.

"Capital expenditures for redevelopment/renovations" relate to a repositioning project to convert our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use to private sector use. The renovation of the office tower and first phase of the retail work is substantially complete. Additional retail and plaza work involving longer lead times for certain materials will be completed later in 2015. We currently anticipate spending an additional $25-$27 million to complete physical construction and subsequent lease-up costs.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements and leasing commissions necessary to lease or maintain our existing portfolio of office properties.

Piedmont classifies its tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). After adjusting for capital commitments assumed by the purchaser of Aon Center (mentioned above), commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to Piedmont's existing lease portfolio total approximately $35.5 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, after adjusting for capital commitments assumed by the purchaser of Aon Center, commitments for incremental capital expenditures for tenant improvements associated with new and existing leases totaled approximately $34.3 million.

In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases. For example, for leases executed during the nine months ended September 30, 2015, we committed to spend approximately $4.86 and $1.84 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively, and for the twelve months ended December 31, 2014, we committed to $3.48 and $1.53 per square foot per year of lease term for leases for tenant improvement allowances and leasing commissions, respectively. A substantial portion of the increase during 2015 is related to our leasing to new tenants in high capital cost markets, such as Chicago and Washington, D.C. Given that our average lease size is approximately 27,000 square feet and our operating model requires us to frequently lease large blocks of space to credit-worthy tenants, some of these items can result in significant capital outlays. Both the timing and magnitude of such future leases' expenditures have yet to be determined and are highly dependent on the competitive market conditions of the respective office market at the time of lease negotiations.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, our Board of Directors has authorized a $200 million stock repurchase program pursuant to which we may use capital resources to purchase our common stock when we believe the stock is trading at a meaningful discount to what we believe the estimated fair value of our net assets to be. During the three months ended September 30, 2015, we used approximately $110.2 million to purchase 6.2 million shares of our common stock. As of September 30, 2015, there was $80.6 million of authorized capacity remaining on the plan which may be spent prior to the plan's expiration in second quarter 2017. Finally, although we currently have no debt maturing until April 2016, on a longer term basis, we expect to use capital to repay debt when obligations become due.

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

Results of Operations

Overview

Our income from continuing operations and gain on sale of real estate assets per share on a fully diluted basis decreased from $0.06 per diluted share for the three months ended September 30, 2014, to a loss of $0.01 per diluted share for the three months ended September 30, 2015. The decrease was due to the recognition of a $34.8 million impairment charge to adjust our 2 Gatehall Drive building to contracted sales price less estimated selling costs upon entering into a binding purchase and sale agreement. The decrease was partially offset by gains recognized on the sales of our 3750 Brookside Parkway building in Alpharetta, Georgia and our Chandler Forum building in Chandler, Arizona, as well as an increase in rental income and a decrease in depreciation expense compared to the prior period (see below for more details).

Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2015 and 2014, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2015%		September 30, 2014%		$ Increase (Decrease)
Revenue:
Rental income	$118.0		$114.5		$3.5
Tenant reimbursements	30.3		29.6		0.7
Property management fee revenue	0.5		0.5		—
Total revenues	148.8	100%	144.6	100%	4.2
Expense:
Property operating costs	61.7	41%	62.0	43%	(0.3)
Depreciation	31.2	20%	35.3	24%	(4.1)
Amortization	14.0	9%	14.2	10%	(0.2)
Impairment loss on real estate assets	34.8	23%	—	—%	34.8
General and administrative	8.2	6%	5.8	4%	2.4
Real estate operating income/(loss)	(1.1)	—%	27.3	19%	(28.4)
Other income (expense):
Interest expense	(18.8)	13%	(18.7)	13%	(0.1)
Other income/(expense)	0.8	1%	0.5	—%	0.3
Equity in income of unconsolidated joint ventures	0.1	—%	0.1	—%	—
Income/(loss) from continuing operations	$(19.0)	—%	$9.2	6%	$(28.2)
Gain on sale of real estate assets	$17.1		$—		17.1

Income from Continuing Operations

Revenue

Rental income increased approximately $3.5 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to new leases commencing since the third quarter of 2014 across our portfolio of assets, which contributed approximately $4.8 million of additional revenue. This increase was partially offset by property dispositions since July 1, 2014, which, when netted against acquisitions, decreased rental income by approximately $1.3 million.

Tenant reimbursements increased approximately $0.7 million for the three months ended September 30, 2015 compared to the same period in the prior year. The increase in tenant reimbursements is primarily driven by acquisitions completed since the third quarter of 2014 which contributed approximately $1.1 million to the increase as compared to the three months ended September 30, 2014. The increase was partially offset by property dispositions which occurred in 2015.

Expense

Property operating costs decreased approximately $0.3 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to lower tenant-requested services of approximately $0.9 million related to our existing portfolio of assets as compared to the same period in the prior year. Offsetting this decrease were increases in utility expenses ($0.3 million) and janitorial expenses ($0.3 million) as compared to the same period in the prior year at our existing portfolio of properties.

Depreciation expense decreased approximately $4.1 million for the three months ended September 30, 2015 compared to the same period in the prior year. In July 2015, the Aon Center building was reclassified as held-for-sale upon execution of a binding contract. Depreciation expense is no longer recognized on assets once they are classified as held-for-sale. The decrease is primarily due to the recognition of a full quarter of depreciation expense related to this asset in the prior year as compared to the current period.

Amortization expense decreased approximately $0.2 million for the three months ended September 30, 2015 compared to the same period in the prior year. The decrease is attributable to the non-recurrence of accelerated amortization expense from lease modifications/terminations in the prior period of approximately $0.8 million. We also no longer recognized amortization on intangible assets associated with the Aon Center building once it was classified as held-for-sale in July 2015, resulting in approximately $0.7 million less expense as compared to the same period in the prior year. These decreases were offset by additional amortization associated with intangible lease assets recognized as part of acquiring new properties during 2014 and 2015.

During the third quarter of 2015, we received an unsolicited bid to acquire our 2 Gatehall Drive building. Subsequent to September 30, 2015, we entered into a binding purchase and sale agreement to dispose of this building. Piedmont recorded a loss on impairment of real estate assets of approximately $34.8 million during the three months ended September 30, 2015 as a result of adjusting the asset to the net contracted sales price less estimated selling costs.

General and administrative expenses increased approximately $2.4 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to the accrual of potential incentive and performance-based compensation costs driven by improved operating results and comparative stock performance.

Other Income (Expense)

Interest expense increased approximately $0.1 million for the three months ended September 30, 2015 compared to the same period in the prior year as a result of higher outstanding debt balances during the current year, partially offset by lower average interest rates due to refinancing activity during 2014 and early 2015.

Other income/(expense) increased approximately $0.3 million for the three months ended September 30, 2015 compared to the same period in the prior year. The increase is attributable to approximately $1.0 million of interest income recognized during the current period associated with a $45.4 million secured note receivable from the buyer of our Copper Ridge Center building located in Lyndhurst, New Jersey. The increase was offset by approximately $0.7 million of income recognized in the prior period due to the sale of density rights related to our Sarasota Commerce Center Two building in Sarasota, Florida.

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

Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2014

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2015 and 2014, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2015%		September 30, 2014%		$ Increase (Decrease)
Revenue:
Rental income	$353.3		$338.7		$14.6
Tenant reimbursements	90.5		79.3		11.2
Property management fee revenue	1.6		1.6		—
Total revenues	445.4	100%	419.6	100%	25.8
Expense:
Property operating costs	187.4	42%	177.4	42%	10.0
Depreciation	103.5	23%	103.2	25%	0.3
Amortization	43.7	10%	42.4	10%	1.3
Impairment loss on real estate assets	40.2	9%	—	—%	40.2
General and administrative	22.7	5%	17.5	4%	5.2
Real estate operating income	47.9	11%	79.1	19%	(31.2)
Other income (expense):
Interest expense	(56.0)	—%	(55.6)	—%	(0.4)
Other income/(expense)	1.2	—%	—	—%	1.2
Net recoveries from casualty events and litigation settlements	—	—%	4.5	1%	(4.5)
Equity in income/(loss) of unconsolidated joint ventures	0.4	—%	(0.5)	—%	0.9
Income/(loss) from continuing operations	$(6.5)	—%	$27.5	7%	$(34.0)
Income from discontinued operations	$—		$2.2		$(2.2)
Gain on sale of real estate assets	$53.8		$1.1		52.7

Income from Continuing Operations

Revenue

Rental income increased approximately $14.6 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to new leases commencing since the third quarter of 2014 across our portfolio of assets, which contributed approximately $11.0 million of additional revenue. Additionally, property acquisitions during 2014 and 2015, when netted against dispositions, further increased rental income by approximately $3.2 million.

Tenant reimbursements increased approximately $11.2 million for the nine months ended September 30, 2015 compared to the same period in the prior year. The increase in tenant reimbursements is mainly driven by an increase in occupancy, the most significant occurring at our Aon Center building and 500 West Monroe building, both in Chicago, Illinois, as well as the expiration of operating expense abatements for several significant tenants. Reimbursement income was further impacted by an increase in our recoverable property operating costs as a result of increased recoverable property taxes, snow removal costs, utility expenses, and janitorial expenses. Finally, acquisitions completed during 2014 and early in 2015 contributed another $4.1 million to the increase as compared to the nine months ended September 30, 2014.

Expense

Property operating costs increased approximately $10.0 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to $5.3 million of additional operating expenses attributable to properties acquired during 2014 and 2015. In addition, we incurred higher recoverable property tax expense of approximately $3.5 million related to our existing portfolio of assets as compared to the same period in the prior year. Further, we also incurred higher landscaping costs in the current period of approximately $0.6 million due mainly to ice and snow removal at certain of our existing properties in the Boston and New York office sub-markets due to an unusually harsh winter in those markets.

Amortization expense increased approximately $1.3 million for the nine months ended September 30, 2015 compared to the same period in the prior year. Of the total variance, approximately $5.2 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2014 and early in 2015. This increase was partially offset by the nonrecurrence of accelerated amortization expense in the prior year totaling approximately $2.6 million related to the early termination of a lease at our 400 Bridgewater Crossing building in Bridgewater, New Jersey and a structured partial lease termination at our

1430 Enclave Parkway building in Houston, Texas. Additionally, we no longer recognized amortization on intangible assets associated with the Aon Center building once it was classified as held-for-sale in July 2015, resulting in approximately $0.6 million less expense as compared to the prior year.

During the nine months ended September 30, 2015, we recognized $40.2 million in impairment charges related to the sale our Eastpoint I & II buildings in Cleveland, Ohio, and anticipated sale of our 2 Gatehall Drive building in Lyndhurst, New Jersey as a result of adjusting the assets to the net contracted sales price less estimated selling costs.

General and administrative expenses increased approximately $5.2 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to the accrual of potential incentive and other performance-based compensation costs driven by improved operating results and comparative stock performance, contributing approximately $4.9 million to the increase. The remainder of the increase is due mainly to higher legal and accounting fees in the current period.

Other Income (Expense)

Interest expense increased approximately $0.4 million for the nine months ended September 30, 2015 compared to the same period in the prior year as a result of higher outstanding debt balances during the current year, which were partially offset by lower average interest rates due to refinancing activity during 2014 and early in 2015.

We recognized approximately $1.2 million of other income/(expense) for the nine months ended September 30, 2015 most of which is attributable to $1.6 million of interest income associated with a $45.4 million secured note receivable from the buyer of our Copper Ridge Center building. This interest income was offset by approximately $0.3 million of transactional costs associated with acquisition transactions.

During the nine months ended September 30, 2014, we recognized approximately $4.5 million of net insurance recoveries related to either casualty loss or litigation settlement expenses incurred in previous periods. These recoveries are non-recurring in nature and the timing of such reimbursements is dependent upon outside parties.

Equity in income of unconsolidated joint ventures for the nine months ended September 30, 2014 included the operations of two properties, Two Park Center located in Hoffman Estates, Illinois, and 8560 Upland Drive located in Parker, Colorado. Two Park Center was vacant during the prior period and sold in May 2014 which resulted in a $0.2 million loss. The results of operations of the current year consist solely of the remaining property.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2015	Per Share(1)	September 30, 2014	Per Share(1)	September 30, 2015	Per Share(1)	September 30, 2014	Per Share(1)
GAAP net income/(loss) applicable to common stock	$(1,875)	$(0.01)	$9,162	$0.06	$47,346	$0.31	$30,834	$0.20
Depreciation of real estate assets(2)	31,093	0.21	35,286	0.23	103,125	0.68	103,132	0.67
Amortization of lease-related costs(2)	14,037	0.09	14,248	0.09	43,694	0.29	42,660	0.28
Impairment loss on real estate assets	34,815	0.23	—	—	40,169	0.26	—	—
Gain on sale - wholly-owned properties, net	(17,140)	(0.11)	—	—	(53,824)	(0.35)	(2,338)	(0.02)
Loss on sale- unconsolidated partnership	—	—	—	—	—	—	169	—
NAREIT Funds From Operations applicable to common stock	$60,930	$0.41	$58,696	$0.38	$180,510	$1.19	$174,457	$1.13
Adjustments:
Acquisition costs	128	—	110	—	275	—	539	—
Loss on extinguishment of swaps	—	—	—	—	132	—	—	—
Net loss/(recoveries) from casualty events and litigation settlements	—	—	8	—	—	—	(4,514)	(0.03)
Core Funds From Operations applicable to common stock	$61,058	$0.41	$58,814	$0.38	$180,917	$1.19	$170,482	$1.10
Adjustments:
Deferred financing cost amortization	718	—	598	—	2,122	0.01	2,076	0.01
Amortization of estimated fair market adjustments on notes payable	(121)	—	(120)	—	(363)	—	(126)	—
Amortization of discount on senior notes	49	—	47	—	146	—	128	—
Depreciation of non real estate assets	168	—	141	—	529	—	370	—
Straight-line effects of lease revenue (2)	(2,519)	(0.01)	(6,780)	(0.04)	(10,774)	(0.07)	(23,950)	(0.15)
Stock-based and other non-cash compensation	2,622	0.02	1,139	0.01	5,039	0.03	3,046	0.02
Net effect of amortization of above and below-market in-place lease intangibles	(1,145)	(0.01)	(1,010)	(0.01)	(3,369)	(0.02)	(3,653)	(0.02)
Acquisition costs	(128)	—	(110)	—	(275)	—	(539)	—
Non-incremental capital expenditures (3)	(8,269)	(0.06)	(30,890)	(0.20)	(30,197)	(0.20)	(70,862)	(0.46)
Adjusted Funds From Operations applicable to common stock	$52,433	$0.35	$21,829	$0.14	$143,775	$0.94	$76,972	$0.50
Weighted-average shares outstanding – diluted	149,176		154,561		152,499		154,665

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

The following table sets forth our Property NOI and Same Store NOI with a reconciliation to net income attributable to Piedmont (GAAP basis) for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income/(loss) attributable to Piedmont (GAAP basis)	$(1,875)	$9,162	$47,346	$30,834

Net income attributable to noncontrolling interest	4	4	12	12
Interest expense	18,832	18,654	56,020	55,592
Depreciation (1)	31,261	35,427	103,654	103,502
Amortization (1)	14,037	14,248	43,694	42,660
Acquisition costs	128	110	275	539
Impairment loss on real estate assets (1)	34,815	—	40,169	—
Net loss/(recoveries) of casualty events and litigation settlements (1)	—	8	—	(4,514)
Gain on sale of properties (1)	(17,140)	—	(53,824)	(2,169)
General & administrative expenses(1)	8,246	5,808	22,764	17,550
Management fee revenue	(329)	(299)	(891)	(839)
Other (income)/expense(1)	(931)	21	(1,493)	54
Straight line rent effects of lease revenue(1)	(2,519)	(6,780)	(10,774)	(23,950)
Amortization of lease-related intangibles(1)	(1,145)	(1,010)	(3,369)	(3,653)

Property NOI (cash basis)	$83,384	$75,353	$243,583	$215,618

Change period over period in Property NOI (cash basis)	10.7%	N/A	13.0%	N/A

Net operating loss/(income) from:
Acquisitions(2)	(3,190)	(1,387)	(8,698)	(1,442)
Dispositions(3)	(429)	(2,885)	(5,153)	(10,366)
Other investments(4)	(276)	(214)	(822)	258

Same Store NOI (cash basis)	$79,489	$70,867	$228,910	$204,068

Change period over period in Same Store NOI (cash basis)	12.2%	N/A	12.2%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of 5 Wall Street in Burlington, Massachusetts, purchased on June 27, 2014; 1155 Perimeter Center West in Atlanta, Georgia, purchased on August 28, 2014; TownPark Land in Lake Mary, Florida, purchased on November 21, 2014; Park Place on Turtle Creek in Dallas, Texas, purchased on January 16, 2015; and 80 Central Street in Boxborough, Massachusetts, purchased on July 24, 2015.

(3)
Dispositions consist of 11107 and 11109 Sunset Hills Road in Reston, Virginia, sold on March 19, 2014; 1441 West Long Lake Road and 4685 Investment Drive in Troy, Michigan, sold on April 30, 2014; 2020 West 89th Street in Leawood, Kansas, sold on May 19, 2014; 3900 Dallas Parkway in Plano, Texas, sold on January 30, 2015; 5601 Headquarters Drive in Plano, Texas, sold on April 28, 2015; River Corporate Center in Tempe, Arizona, sold on April 29, 2015; Copper Ridge Center in Lyndhurst, New Jersey, sold on May 1, 2015; Eastpoint I and II in Mayfield Heights, Ohio, sold on July 28, 2015; 3750 Brookside Parkway in Alpharetta, Georgia, sold on August 10, 2015; and Chandler Forum in Chandler, Arizona, sold on September 1, 2015.

(4)	Other investments consist of operating results from our investments in unconsolidated joint ventures and our redevelopment project at 3100 Clarendon Boulevard.

Overview

Our portfolio is a national portfolio located in several geographic markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 27,000 square feet with 7.1 years of lease term remaining as of September 30, 2015. As a result, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire. We have re-leased a significant portion of our portfolio over the last several years, with many leases containing free rent abatements, typically during the first months of the lease. As rental abatement periods related to certain significant renewals and replacement leases began to expire during 2014, Property NOI began to improve as evidenced by the approximately 11% and 13% increase in Property NOI for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. Same Store NOI improved 12% for both the three and nine months ended September 30, 2015. On a prospective basis, we expect continued positive growth in Same Store NOI in 2015 as compared to the prior year, as certain significant leases for currently vacant space commence and rental abatement periods expire. Further, any absorption of currently vacant space in the portfolio due to additional new leasing activity could also favorably impact Property NOI and/or Same Store NOI comparisons depending on the timing of commencement dates and abatement periods of the new leases.

Leased Percentage

Excluding one property owned through an unconsolidated joint venture, two properties under development, and one property that was not in service due to a redevelopment project as of September 30, 2015, our portfolio in total was 90.6% leased as of September 30, 2015, up from 87.7% leased as of December 31, 2014. As of September 30, 2015, scheduled lease expirations for the portfolio as a whole for the remainder of 2015 and 2016 represented 0.5% and 5.9%, respectively, of our Annualized Lease Revenue; therefore, our current leasing efforts are primarily focused on leasing currently vacant space. To the extent we are able to execute new leases for currently vacant space, offset by scheduled expirations, such new leasing should favorably impact our leased percentage, Property NOI, and possibly our Same Store NOI comparisons once any associated abatement periods expire.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

We have re-leased a significant portion of our portfolio over the past several years, and as of September 30, 2015, we still had approximately 0.7 million square feet of executed leases related to vacant space which had not yet commenced. Commencement of new leases typically occurs 6-24 months from the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI. In addition, office leases, both new and lease renewals, typically contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. As of September 30, 2015, approximately 1.1 million square feet of our commenced leases were still in some form of abatement. Lastly, if we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and large block tenant model result in rent roll ups and roll downs that can fluctuate widely on a market by market basis; however, given the large volume of leasing activity over the last several years, we estimate that our portfolio, taken as a whole, is currently at market. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of rent roll ups and roll downs, however, depending on the leasing activity in individual geographic markets during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of September 30, 2015, our off-balance sheet arrangements consist of one investment in an unconsolidated joint venture and operating lease obligations related to a ground lease at one of our properties. The unconsolidated joint venture in which we currently invest is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We are not aware of any events or circumstances that would indicate an impairment of our carrying value of goodwill as of September 30, 2015.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of September 30, 2015 are designated as effective cash flow hedges. See Note 5 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 6 to our accompanying consolidated financial statements for further detail on our investment in variable interest entities as of September 30, 2015.

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

The FASB has issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments in ASU 2015-02 modifies the consolidation analysis of certain types of entities. Specifically, ASU 2015-02 changes the assessment criteria of whether limited partnerships are VIEs, eliminates the presumption that general partners should consolidate a limited partner, eliminates certain conditions from the evaluation of whether a fee paid to a decision maker constitutes a VIE, and changes the evaluation regarding the impact of related parties in the primary beneficiary determination of a VIE. The amendments in ASU 2015-02 are effective in the first quarter of 2016 for us, and we do not anticipate any material impact to our consolidated financial statements as a result of adoption.

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

Related-Party Transactions and Agreements

There were no related-party transactions during the three and nine months ended September 30, 2015.

Contractual Obligations
Our contractual obligations as of September 30, 2015 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Long-term debt(1)	$2,433,247	$125,847	$354,367	$1,015,058	(2) (3) (4)	$937,975
Operating lease obligations(5)	3,021	93	186	187		2,555
Total	$2,436,268	$125,940	$354,553	$1,015,245		$940,530

(1)
Amounts include principal payments only and balances outstanding as of September 30, 2015, not including unamortized issuance discounts or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $58.8 million during the nine months ended September 30, 2015, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 of our accompanying consolidated financial statements.

(2)
Includes the balance outstanding as of September 30, 2015 of the $500 Million 2015 Unsecured Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

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

(5)
The 2001 NW 64th Street building in Ft. Lauderdale, Florida is subject to a ground lease with an expiration date in 2048. The aggregate remaining payments required under the terms of these operating leases as of September 30, 2015 are presented above.

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

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt was approximately $2.5 billion and $2.3 billion as of September 30, 2015 and December 31, 2014, respectively. Our interest rate swap agreements in place at September 30, 2015 carried a notional amount totaling $1.2 billion with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.81%. Our interest swap agreements in place at December 31, 2014 carried a notional amount totaling $1.2 billion with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.77%.

Our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.78% per annum with expirations ranging from 2016 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of September 30, 2015, we had $413.0 million outstanding on our $500 Million Unsecured 2015 Line of Credit. Our $500 Million Unsecured 2015 Line of Credit currently has a stated rate of LIBOR plus 1.00% per annum or the prime rate, at our discretion. Draws outstanding as of September 30, 2015 were subject to a blended rate of 1.21% as of September 30, 2015. The current stated interest rate spread on the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.125% (based on our current corporate credit rating). To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2015 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of September 30, 2015 would increase interest expense approximately $5.8 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter 2015.

(b)	Not applicable.

(c)
During the quarter ended September 30, 2015, we repurchased shares of our common stock in the open market in order to reissue such shares under our dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our stock repurchase plan.

Of the 6,329,429 shares repurchased during the third quarter 2015, 6,200,576 shares (at an average price of $17.76 per share) related to repurchases of our common stock pursuant to our stock repurchase plan, and 128,853 shares (at an average price of $17.39 per share) related to shares purchased by our transfer agent on the open market and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended September 30, 2015 are as follows:

Period	Total Number of Shares Purchased (in 000’s) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)
July 1, 2015 to July 31, 2015	737	$18.09	737	$177,437
August 1, 2015 to August 31, 2015	3,672	$17.92	3,672	$111,582
September 1, 2015 to September 30, 2015	1,920	$17.31	1,792	$80,564	(2)
Total	6,329	$17.76	6,201

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
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter 2015 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	November 9, 2015	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
THIRD QUARTER 2015
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