Form 10-K
period 2015-12-31
Piedmont Office Realty Trust, Inc.
filed 2016-02-17
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2015
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to to
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
Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $2,654,544,041 based on the closing price as reported on the New York Stock Exchange. As of February 16, 2016, 145,063,043 shares of common stock were outstanding.
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2016.

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

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

Operating Objectives and Strategy

Based on our December 31, 2015 equity market capitalization of $2.7 billion, Piedmont is among the top ten largest office REITs in the United States based on comparison to the constituents of the Bloomberg U.S. Office REIT Index.
As of December 31, 2015, we owned and operated 69 office properties, one redevelopment asset, two development assets and one office building through an unconsolidated joint venture. Slightly under 80% of our Annualized Lease Revenue (see definition below) is generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, and Washington, D.C.

Our portfolio of primarily Class A commercial office buildings was 91.5% and 87.7% leased as of December 31, 2015 and 2014, respectively. As we typically lease to larger, credit-worthy corporate users, our average lease size is approximately 23,000 square feet and as of December 31, 2015, we had an average lease term remaining of slightly under seven years. Our tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with 70% of our Annualized Lease Revenue derived from such tenants. No tenant other than the U.S. government accounts for more than 5% of our Annualized Lease Revenue.

Headquartered in metropolitan Atlanta, Georgia, with regional and/or local management offices in each of our major markets, Piedmont values operational excellence and ranks first among REITs based on the number of buildings owned and managed with Building Owners and Managers Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates six major areas of building operations and management and benchmarks a building's performance against industry standards. The achievement of such a designation recognizes excellence in building operations and management. We also have focused on environmental sustainability initiatives at our properties, and approximately 62% of our office portfolio (based on Annualized Lease Revenue) maintains Energy Star labels (recognizing the top 25% of commercial buildings in energy consumption efficiency) as of December 31, 2015. In addition to operational excellence, we focus on fostering long-term relationships with our high-credit quality, diverse tenant base as evidenced by our 74% tenant retention rate over the past ten years.
Our primary objectives are to maximize the risk-adjusted return to our stockholders by increasing cash flow from operations, achieving sustainable growth in Funds from Operations, growing net asset value, and realizing long-term capital appreciation. We manage risk by owning almost exclusively Class A, geographically diverse office properties which are among the most desirable in their respective, select office submarkets. In addition to the creditworthiness of our tenants, we strive to ensure our tenants represent a broad spectrum of industry types with lease maturities that are laddered over many years. Operationally, we maintain a low leverage structure, utilizing primarily unsecured financing facilities, along with laddered maturities. We utilize a national buying platform of property management support services to ensure optimal pricing for landlord and tenant services, as well as for building best practices and sustainability standards. The strategies we intend to execute to achieve these objectives include:

Capitalizing on Acquisition/Investment Opportunities

Our overall acquisition/investment strategy focuses on properties in select submarkets within certain major U.S. office markets that are generally characterized by their diverse industry base, attractive supply and demand ratios, potential rent growth, and appeal to investors. We target the acquisition of high quality, Class A properties that are attractively priced below replacement value and that complement our existing portfolio from a risk management and diversification perspective with a concentration upon select submarkets where efficiencies can be gained and our market expertize can be maximized.

Proactive Asset Management, Leasing Capabilities and Property Management

Proactive asset and property management encompasses a number of operating initiatives designed to maximize occupancy and rental rates, including the following: devoting significant resources to building and cultivating our relationships with commercial real estate executives; maintaining local management offices in markets in which we have a significant presence; demonstrating our commitment to our tenants by maintaining the high quality of our properties; driving a significant volume of leasing transactions in a manner that provides optimal returns by using creative approaches, including early extension, lease wrap-arounds and restructurings. We manage portfolio risk by structuring lease expirations to avoid, among other things, having multiple leases expire in the same market in a relatively short period of time; applying our leasing and operational expertise in meeting the specialized requirements of federal, state and local government agencies to attract and retain these types of tenants; evaluating potential tenants based on third-party and internal assessments of creditworthiness; and using our purchasing power and market knowledge to reduce our operating costs and those of our tenants.

Recycling Capital Efficiently

We use our proven, disciplined capital recycling capabilities to maximize total return to our stockholders by selectively disposing of non-core assets and assets where returns appear to have been maximized, and redeploying the proceeds into new investment opportunities with higher overall return prospects.

Financing Strategy

We employ a conservative leverage strategy by maintaining a debt-to-gross assets ratio of between 30%-40%. To effectively manage our long-term leverage strategy, we continue to analyze various sources of debt capital to prudently ladder debt maturities and to determine which sources will be the most beneficial to our investment strategy at any particular point in time.

Use of Joint Ventures to Improve Returns and Mitigate Risk

We may enter into a few, select strategic joint ventures with third parties to acquire, develop, improve or dispose of properties, thereby reducing the amount of capital required by us to make investments, diversifying our sources of capital and allowing us to reduce the concentration of certain properties and/or markets without disrupting our operating performance or local operating capabilities.

Redevelopment and Repositioning of Properties

As circumstances warrant, we may redevelop or reposition properties within our portfolio including the creation of additional amenities for our tenants to increase both occupancy and rental rates and thereby improve returns on our invested capital.

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR") is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes our one redevelopment asset, two development assets, and our one property held in an unconsolidated joint venture.

Employees

As of December 31, 2015, we had 143 full-time employees, with 52 of our employees working in our corporate office located in metropolitan Atlanta, Georgia. Our remaining employees work in regional and/or local management offices located in Atlanta, Georgia; Boston, Massachusetts; Minneapolis, Minnesota; Washington, D.C.; Orlando, Florida; Dallas, Texas; Houston, Texas; Chicago, Illinois; Detroit, Michigan; metropolitan New York, New York and Los Angeles, California. These employees are involved in acquiring and developing properties, as well as performing asset and property management services for our real estate properties and tenants.

Competition

We compete for tenants for our high-quality assets in major U.S. markets by fostering strong tenant relationships and by providing quality customer service including; leasing, asset management, property management, and construction management services. As the competition for high-credit-quality tenants is intense, we may be required to provide rent abatements, incur charges for tenant improvements and other concessions, or we may not be able to lease vacant space timely, all of which may impact our results of operations. We compete with other buyers who are interested in properties we elect to acquire, which may affect the amount that we are required to pay for such properties or may ultimately result in our decision not to acquire such properties. We also compete with sellers of similar properties when we sell properties, which may determine the amount of proceeds we receive from the disposal, or which may result in our inability to dispose of such properties due to the lack of an acceptable return.

Financial Information About Industry Segments

Our current business consists primarily of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of office real estate assets. We internally evaluate all of our real estate assets as one operating segment, and, accordingly, we do not report segment information.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2015, no individual tenant represents 10% or more of our future revenues under non-cancelable leases. Additionally, no individual tenant represented 10% or more of our revenues for the year ended December 31, 2015.

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

Every year, we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties to renew leases with our existing tenants and to attract new tenants. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. In addition, competition for credit worthy tenants is intense and we may have difficulty competing with competitors, especially those who have purchased properties at discounted prices allowing them to offer space at reduced rental rates.

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

Our rental revenues will be significantly influenced by the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Washington, D.C., the New York metropolitan area, and Chicago where we have high concentrations of office properties.

Because our portfolio consists of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Our properties located in Washington, D.C., New York and the Chicago metropolitan area account for approximately 19.7%, 12.1%, and 11.3% respectively, of our ALR. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the reduction in demand for office properties, industry slowdowns, governmental cut backs, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates, could adversely affect our rental revenues and operating results.

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

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2015, our most substantial non-U.S. governmental lead tenants, based on ALR, were State of New York (approximately 4.5%), US Bancorp (approximately 4.0%), Independence Blue Cross (approximately 3.3%) and GE (approximately 3.1%). The revenues generated by the properties lead tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

Some of our leases provide tenants with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our tenants to terminate their leases of all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in many cases, paying a termination fee. In certain cases, such early terminations can be effectuated by our tenants with little or no termination fee being paid to us. As of December 31, 2015, approximately 4.5% of our ALR was comprised of leases with tenant-controlled options to exercise early termination rights (including contractions and terminations of whole leases) that could be effected during the subsequent twelve month period. Leases comprising approximately 3.3% of our ALR would require the tenant to pay a termination fee, while 1.2% of our ALR would not require a termination fee upon execution. Substantially all of the leases which would not require a fee upon termination are government leases which can only be terminated due to non-appropriation of budgetary funding. To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants.

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

Our earnings growth will partially depend upon future acquisitions of properties, and we may not be successful in identifying and consummating suitable acquisitions that meet our investment criteria, which may impede our growth and negatively affect our results of operations.

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

We are currently engaged in development and may continue to engage in additional development or redevelopment related activities to the extent attractive projects become available. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

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

Our portfolio maintains significant holdings in markets such as Washington, D.C., the New York metropolitan area, Chicago, Boston, and greater Los Angeles, each of which has been, and continues to be, a high risk geographical area for terrorism and threats of terrorism. Future terrorist attacks and other acts of terrorism or war would severely impact the demand for, and value of, our properties. Terrorist attacks in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks otherwise disrupt our tenants’ businesses, it may impair our tenants’ ability to make timely payments under their existing leases with us, which would harm our operating results.

We face risks related to the occurrence of cyber incidents, or a deficiency in our cybersecurity, which could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Risks that could directly result from the occurrence of a cyber incident include physical harm to occupants or our buildings, physical damage to our buildings, operational interruption, damage to our relationship with our tenants, potential errors from misstated financial reports, violations of loan covenants, missed reporting deadlines, and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition and cash flows. Although we make efforts to maintain the security and integrity of these types of information technology networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.

We carry comprehensive general liability, fire, extended coverage, business interruption rental loss coverage, environmental, and umbrella liability coverage on all of our properties and earthquake, wind, and flood coverage on properties in areas where such coverage is warranted. We believe the policy specifications and insured limits of these policies are adequate and appropriate given the relative risk of loss, the cost of the coverage, and industry practice. However, we may be subject to certain types of losses, those that are generally catastrophic in nature, such as losses due to wars, conventional or cyber terrorism, chemical, biological, nuclear and radiation (“CBNR”) acts of terrorism and, in some cases, earthquakes, hurricanes, and flooding, either because such coverage is not available or is not available at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds policy limits, we could lose a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

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

We have four properties located in the Los Angeles metropolitan area, an area that is especially susceptible to earthquakes. Collectively, these properties represent approximately 5.7% of our ALR. Because these properties are located in close proximity to one another, an earthquake in the greater Los Angeles area could materially damage, destroy or impair the use by tenants of all of these properties. If any of our properties incurs a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

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

As of December 31, 2015, we owned an interest in one property representing approximately 0.1 million rentable square feet through an unconsolidated joint venture. In the future we may enter into additional strategic joint ventures with institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including the following:

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

Our continued success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, Donald A. Miller, CFA, Robert E. Bowers, Joseph H. Pangburn, Thomas R. Prescott, Raymond L. Owens, Carroll A. Reddic, Robert K. Wiberg, Christopher B. Smith, and George M. Wells, each of whom would be difficult to replace. Our ability to retain our management team, or to attract suitable replacements should any member of the executive management team leave, is dependent on the competitive nature of the employment market. The loss of services of one or more of these key members of our management team could adversely affect our results of operations and slow our future growth. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel.

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

The U.S. stock markets, including the NYSE on which our common stock is listed, have historically experienced significant price and volume fluctuations. The market price of our common stock may be highly volatile and could be subject to wide fluctuations and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above their purchase price. We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include, but are not limited to, the following:

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

As of December 31, 2015, we had total outstanding indebtedness of approximately $2.0 billion and a total debt to gross assets ratio of 37.5%. Although the instruments governing our unsecured and secured indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors have authorized or to fund future distributions to our stockholders.

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

Our failure to pay amounts due in respect of any of our indebtedness when due may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. For example, defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although we believe no such instances exist as of December 31, 2015, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds.

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

Currently, our $170 Million Unsecured 2015 Term Loan and outstanding draws on our $500 Million Unsecured 2015 Line of Credit are our only debt instruments that bear interest at a floating rate. All of our other debt is either fixed rate or has been effectively fixed through interest rate swap agreements. In addition, under the terms of the $170 Million Unsecured 2015 Term Loan and the $500 Million Unsecured 2015 Line of Credit, the balances are subject to various length LIBOR locks. Increases in interest rates will increase our interest costs associated with this variable rate debt. Such increases would reduce our cash flows and could impact our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2015.

ITEM 2.    PROPERTIES

Overview

As of December 31, 2015, we owned interests in 69 office properties, one redevelopment asset, two development assets, and one building through an unconsolidated joint venture. Slightly under 80% of our annualized lease revenue ("ALR") (unaudited) was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, and Washington, D.C. As of December 31, 2015 and 2014, the portfolio was 91.5% and 87.7% leased, respectively, with an average lease term remaining as of each period end of approximately seven years.

ALR (see "Information Regarding Disclosures Presented" above) related to our portfolio of properties was $550.3 million, or $31.79 per leased square foot, as of December 31, 2015 as compared with $583.3 million, or $30.98 per leased square foot, as of December 31, 2014.

Property Statistics

The tables below include statistics for our properties that we own directly and through our consolidated joint ventures, but do not include our respective ownership interests in properties that we own through our unconsolidated joint ventures. Annualized Lease Revenue is defined in Item 1 of this Annual Report on Form 10-K.

The following table shows lease expirations of our office portfolio as of December 31, 2015, during each of the next twelve years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Lease Revenue (%)
Vacant	$—	1,611	—
2016 (1)	29,724	925	5.4
2017	47,522	1,147	8.6
2018	46,822	1,527	8.5
2019	70,848	2,307	12.9
2020	49,248	1,761	9.0
2021	36,784	1,225	6.7
2022	37,100	1,215	6.7
2023	33,758	1,206	6.1
2024	39,885	1,349	7.2
2025	27,380	830	5.0
2026	20,462	713	3.7
2027	32,843	1,017	6.0
Thereafter	77,900	2,101	14.2
	$550,276	18,934	100.0

(1)	Includes leases with an expiration date of December 31, 2015 aggregating approximately 17,000 square feet and ALR of $1.1 million.

The following table shows the geographic diversification of our portfolio as of December 31, 2015.

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)
Washington, D.C.	$108,319	3,039	19.7
New York	66,603	1,766	12.1
Chicago	62,120	2,094	11.3
Atlanta	48,332	2,065	8.8
Minneapolis	45,913	1,618	8.3
Dallas	45,472	1,798	8.3
Boston	45,231	1,626	8.2
Los Angeles	31,159	1,010	5.7
Central & South Florida	29,462	1,128	5.4
Philadelphia	18,016	801	3.3
Detroit	17,663	819	3.2
Houston	11,231	313	2.0
Nashville	10,547	513	1.9
Austin	6,659	195	1.2
Phoenix	3,549	149	0.6
	$550,276	18,934	100.0

The following table shows the tenant industry diversification of our portfolio as of December 31, 2015.

Industry		Annualized Lease Revenue (in thousands)	Leased Square Footage (in thousands)	Percentage of Annualized Lease Revenue (%)
Governmental Entity		$83,536	1,702	15.2
Business Services		47,934	1,836	8.7
Depository Institutions		38,227	1,328	6.9
Engineering, Accounting, Research, Management & Related Services		37,048	993	6.7
Nondepository Credit Institutions		34,983	1,149	6.4
Insurance Carriers		30,743	1,236	5.6
Insurance Agents, Brokers & Services		27,836	975	5.1
Security & Commodity Brokers, Dealers, Exchanges & Services		22,565	762	4.1
Communications		19,834	631	3.6
Electronic & Other Electrical Equipment & Components, Except Computer		19,091	611	3.5
Legal Services		18,345	619	3.3
Educational Services		15,095	395	2.7
Real Estate		14,654	490	2.7
Food & Kindred Products		12,515	408	2.3
Automotive Repair, Services & Parking		12,111	4	2.2
Other	(1)	115,759	4,184	21.0
		$550,276	17,323	100.0

(1)	Not more than 2% is attributable to any individual industry.

The following table shows the tenant diversification of our portfolio as of December 31, 2015.

Tenant	Number of Properties	Expiration Date(s) (1)		Annualized Lease Revenues (in thousands) (2)	Percentage of Annualized Lease Revenues (%)
U.S. Government	6	Various	(3)	$46,309	8.4
State of New York	1	2019		24,689	4.5
US Bancorp	3	2023 / 2024		21,775	4.0
Independence Blue Cross	1	2033		18,016	3.3
GE	2	2027		16,951	3.1
Nestle	1	2021		12,281	2.2
City of New York	1	2020		10,723	2.0
Gallagher	2	2018		9,146	1.7
Catamaran	1	2025		8,252	1.5
Caterpillar Financial	1	2022		7,968	1.4
Harvard University	2	2017 / 2018		7,267	1.3
Raytheon	2	2019		6,870	1.2
Harcourt	1	2016		6,654	1.2
Technip	1	2018		6,591	1.2
Epsilon Data Management	2	2026		6,232	1.1
First Data Corporation	1	2027		6,132	1.1
Goldman Sachs	2	2018		5,996	1.1
Towers Watson	1	2017		5,856	1.1
Henry M Jackson	2	2022		5,819	1.1
District of Columbia	2	2028		5,683	1.0
Motorola	1	2028		5,680	1.0
Lockheed Martin	2	2016 / 2020		5,264	1.0
Other		Various	(4)	300,122	54.5
				$550,276	100.0

(1)	Represents the expiration year of the majority of the square footage leased by the tenant.

(2)	Approximately 70% of our ALR is derived from investment grade or nationally recognized companies or government agencies.

(3)	Various expirations ranging from 2016 to 2030.

(4)	Not more than 1% of ALR is attributable to any individual tenant.

Certain Restrictions Related to our Properties

Control of one of our properties is limited to a certain extent because the property is owned through a joint venture that we do not exclusively control. In addition, certain of our properties are held as collateral for debt, and another property is subject to a ground lease. Refer to Schedule III listed in the index of Item 15(a) of this report, which details ten properties held as collateral for debt facilities and one property subject to a ground lease as of December 31, 2015.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 16, 2016, there were 12,497 common stockholders of record of our common stock.

The high and low sales prices for Piedmont’s common stock and the dividend distributions paid on all outstanding classes of common stock to stockholders during 2015 and 2014 were as follows:

	2015 Quarters
	First	Second	Third	Fourth
High	$20.15	$19.04	$18.95	$19.85
Low	$17.61	$16.83	$16.54	$17.77
Dividend per common share	$0.21	$0.21	$0.21	$0.21

	2014 Quarters
	First	Second	Third	Fourth
High	$17.42	$19.80	$19.97	$20.05
Low	$15.83	$16.82	$17.64	$17.44
Dividend per common share	$0.20	$0.20	$0.20	$0.21

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the S&P 500 Index, the FTSE NAREIT Equity REITs Index, and the FTSE NAREIT Equity Office Index for the period beginning on December 31, 2010 through December 31, 2015. The graph assumes a $100 investment in each of Piedmont and the three indices, and the reinvestment of any dividends.

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	As of the year ended December 31,
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Piedmont Office Realty Trust, Inc.	$100.00	$90.53	$100.47	$96.08	$114.47	$120.17
FTSE NAREIT Equity Office	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
FTSE NAREIT Equity REITs	$100.00	$108.29	$127.85	$131.01	$170.49	$175.94
S&P 500	$100.00	$99.24	$113.29	$119.60	$150.52	$150.96

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2015, Piedmont repurchased shares of its common stock in the open market, in order to reissue such shares under its dividend reinvestment plan (the “DRP”), as well as repurchasing and retiring shares as part of our announced stock repurchase plan.
Of the 283,161 shares repurchased during the fourth quarter of 2015, 131,000 shares (at an average price of $18.19 per share) related to repurchase of our common stock pursuant to our announced stock repurchase plan, and 152,161 shares (at an average price of $18.06 per share) related to shares purchased and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended December 31, 2015 are as follows:

Period	Total Number of Shares Purchased (in 000’s) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)
October 1, 2015 to October 31, 2015	131	$18.19	131	$78,181
November 1, 2015 to November 30, 2015	—	$—	—	$78,181
December 1, 2015 to December 31, 2015	152	$18.06	—	$78,181	(2)
Total	283	$18.12	131

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

(2)
Amounts available for purchase relate only to our stock repurchase plan, which was announced on June 24, 2015. Our board of directors authorized the repurchase of up to $200 million of additional shares of our common stock pursuant to the stock repurchase plan prior to the second quarter ended June 20, 2017. The share repurchase plan is separate from shares purchased for DRP issuance.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2015	2014	2013	2012	2011
Statement of Income Data (1):
Total revenues	$584,769	$566,252	$549,610	$520,704	$520,647
Property operating costs	$242,000	$239,436	$220,779	$206,189	$200,159
Depreciation and amortization	$195,389	$195,175	$166,070	$158,277	$153,017
Impairment loss on real estate assets	$40,169	$—	$—	$—	$—
General and administrative expenses	$30,368	$23,820	$21,881	$20,767	$25,070
Other income/(expense)	$(72,158)	$(67,742)	$(68,682)	$(75,937)	$(58,761)
Income from continuing operations (1)	$4,685	$40,079	$72,198	$59,534	$83,640
Income and gain on sale of real estate assets from discontinued operations (1)	$83	$2,152	$26,545	$33,685	$141,416
Gain on sale of real estate assets not classified as discontinued operations	$168,237	$1,132	$—	$—	$—
Net income attributable to noncontrolling interest	$(15)	$(15)	$(15)	$(15)	$(15)
Net income attributable to Piedmont	$172,990	$43,348	$98,728	$93,204	$225,041
Per-Share Data (1):
Per weighted-average common share data:
Income from continuing operations per share—basic and diluted	$1.15	$0.27	$0.44	$0.35	$0.48
Income from discontinued operations per share—basic and diluted	$—	$0.01	$0.16	$0.20	$0.82
Net income attributable to Piedmont per share—basic and diluted	$1.15	$0.28	$0.60	$0.55	$1.30
Dividends declared and paid to common stockholders	$0.84	$0.81	$0.80	$0.80	$1.26
Weighted-average shares outstanding—basic (in thousands)	150,538	154,452	165,013	170,312	172,765
Weighted-average shares outstanding—diluted (in thousands)	150,880	154,585	165,137	170,441	172,981
Balance Sheet Data (at period end):
Total assets	$4,434,535	$4,787,834	$4,657,329	$4,248,421	$4,441,857
Total stockholders’ equity	$2,196,444	$2,312,015	$2,461,159	$2,640,495	$2,773,428
Outstanding debt	$2,029,510	$2,269,922	$1,993,446	$1,410,071	$1,466,548
Ratio of Earnings to Fixed Charges	3.2	1.5	2.1	1.9	2.2
NAREIT Funds from Operations Data (2):
GAAP net income applicable to common stock	$172,990	$43,348	$98,728	$93,204	$225,041
Depreciation and amortization	194,943	195,345	170,158	164,750	170,553
Loss/(gain) on consolidation	—	—	898	—	(1,532)
Impairment loss	40,169	—	12,046	—	—
Gain on sale- wholly-owned properties and unconsolidated partnerships	(168,236)	(2,161)	(31,292)	(27,577)	(122,773)
NAREIT Funds From Operations applicable to common stock (2)	$239,866	$236,532	$250,538	$230,377	$271,289
Acquisition costs	919	560	1,763	141	1,347
Loss/(gain) on settlement of swaps and extinguishment of debt	38	—	—	—	(1,039)
Net loss/(recoveries) of casualty loss and litigation settlements	278	(6,992)	(11,828)	12,670	—
Core Funds From Operations applicable to common stock (2)	$241,101	$230,100	$240,473	$243,188	$271,597
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on Senior Notes	2,547	2,632	2,664	2,648	4,608
Depreciation of non real estate assets	755	508	406	502	499
Straight-line effects of lease revenue and net effect of amortization of below-market in-place lease intangibles	(20,305)	(33,848)	(23,375)	(22,831)	(16,572)
Stock-based and other non-cash compensation	7,090	3,975	1,590	2,246	4,705
Acquisition costs	(919)	(560)	(1,763)	(141)	(1,347)
Income from amortization of discount on purchase of mezzanine loans	—	—	—	—	(484)
Non-incremental capital expenditures	(44,136)	(84,630)	(102,977)	(87,657)	(60,401)
Adjusted Funds From Operations applicable to common stock (2)	$186,133	$118,177	$117,018	$137,955	$202,605

(1)	Prior period amounts have been adjusted to conform with the current period presentation.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014, and 2013 included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a fully integrated, self-managed real estate investment trust specializing in the acquisition, development, management, and ownership of primarily high-quality Class A office buildings located in certain specific major U.S. office markets and leased primarily to high-credit-quality tenants. We operate as a real estate investment trust for federal income tax purposes.

As of December 31, 2015, we owned and operated 69 office properties, one redevelopment asset, two development assets and one office building through an unconsolidated joint venture. Slightly under 80% of our Annualized Lease Revenue is generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, and Washington, D.C.

Our portfolio of primarily Class A commercial office buildings was 91.5% and 87.7% leased as of December 31, 2015 and 2014, respectively. As we typically lease to large corporate users, our average lease size is approximately 23,000 square feet and as of December 31, 2015, we had an average lease term remaining of slightly under seven years. Our tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with 70% of our Annualized Lease Revenue derived from such tenants. No tenant other than the U.S. government accounts for more than 5% of our Annualized Lease Revenue.

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured 2015 Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. In accordance with our ongoing portfolio refinement strategy, during the year ended December 31, 2015, we took advantage of a strong sellers' market by disposing of nine assets, including our largest asset, Aon Center, located in Chicago, Illinois. The nine sales generated approximately $848.2 million in net sales proceeds which was used to reduce our total debt outstanding, to repurchase approximately nine million shares of our common stock, and to acquire five assets located in our strategic markets. As of the date of this filing we had approximately $388.0 million of our $500 Million Unsecured 2015 Line of Credit available for future borrowing. We are also continuing to market certain properties for sale which, if consummated, would generate over $500 million of additional proceeds over the next twelve months. Although we have no immediate plans to issue additional debt or equity securities, on a longer term basis we may seek additional secured or unsecured borrowings from third-party lenders or issue securities through our "at the market" offering program as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital is highly dependent on market conditions.
Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2015 and 2014, we incurred the following types of capital expenditures (in thousands):

	December 31, 2015	December 31, 2014
Capital expenditures for new development	$34,466	$25,256
Capital expenditures for redevelopment/ renovations	17,283	14,151
Other capital expenditures, including tenant improvements	66,922	129,484
Total capital expenditures (1)	$118,671	$168,891

(1)
Of the total amounts paid, approximately $6.0 million and $3.5 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2015 and 2014, respectively.

"Capital expenditures for new development" relate to two development projects: Enclave Place, our recently completed 300,000 square foot, 11-story office tower in Houston, Texas, and 500 TownPark, a new 135,000 square foot, 80% pre-leased, four-story office building which is being constructed adjacent to our existing 400 TownPark asset in Lake Mary, Florida. The 500 TownPark project is currently under construction and total additional project costs are anticipated to be between $26-$28 million, inclusive of leasing costs. The project is expected to be completed early in 2017.

"Capital expenditures for redevelopment/renovations" relate to a recently completed repositioning project to convert our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use to private sector use.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements and leasing commissions necessary to lease or maintain our existing portfolio of office properties.

Piedmont classifies its tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). Commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to Piedmont's existing lease portfolio total approximately $40.4 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with new and existing leases totaled approximately $36.9 million as of December 31, 2015.

In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties as well as our recently completed development and redevelopment projects. Given that our operating model frequently requires us to lease large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. For example, for leases executed during the year ended December 31, 2015, we committed to spend approximately $4.79 and $1.75 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively, and for those executed during the the twelve months ended December 31, 2014, we committed to spend approximately $3.48 and $1.53 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively. A substantial portion of the increase during 2015 was related to our leasing of space to new tenants in high capital cost markets, such as Chicago and Washington, D.C.; however, a portion of these obligations was transferred upon the sale of the Aon Center building located in Chicago, Illinois. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, our Board of Directors has authorized a $200 million stock repurchase program pursuant to which we may use capital resources to purchase our common stock when we believe the stock is trading at a meaningful discount to what we believe the estimated fair value of our net assets to be. As of December 31, 2015, there was $78.2 million of authorized capacity remaining under the plan which may be spent prior to the plan's expiration in second quarter 2017. Finally, we expect to use capital to repay debt when obligations become due. On January 4, 2016, the earliest date for prepayment without penalty, we repaid a $125.0 million mortgage that was scheduled to mature in April 2016 and we currently anticipate repaying a $42.5 million maturing mortgage in July of 2016 by drawing on our $500 Million Unsecured 2015 Line of Credit. Other than the $42.5 million maturity, we currently have no other debt maturing until the fourth quarter of 2017; however, on a longer term basis, we expect to use capital to repay debt when obligations become due.

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

Results of Operations (2015 vs. 2014)

Overview

Income from continuing operations and gain on sale of real estate assets per share on a fully diluted basis increased from $0.27 for the year ended December 31, 2014 to $1.15 for the year ended December 31, 2015 primarily due to gains recognized on the sale of several of our properties during 2015 of $168.2 million, including our largest asset, the Aon Center building. The increase was partially offset by the recognition of $40.2 million of impairment charges to adjust our 2 Gatehall Drive building in Parsippany, New Jersey, and our Eastpoint I & II buildings in Mayfield Heights, Ohio to their contracted sales price less estimated selling costs upon entering into binding purchase and sale agreements. All of these assets were sold during the year ended December 31, 2015.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2015 vs. the year ended December 31, 2014

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2015 and 2014, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2015%		December 31, 2014%		Variance
Revenue:
Rental income	$468.9		$454.6		$14.3
Tenant reimbursements	113.9		109.6		4.3
Property management fee revenue	2.0		2.1		(0.1)
Total revenues	584.8	100%	566.3	100%	18.5
Expense:
Property operating costs	242.0	41%	239.5	42%	2.5
Depreciation	134.5	23%	138.6	25%	(4.1)
Amortization	60.9	11%	56.6	10%	4.3
Impairment losses on real estate assets	40.2	7%	—	—%	40.2
General and administrative	30.4	5%	23.8	4%	6.6
Real estate operating income	76.8	13%	107.8	19%	(31.0)
Other income (expense):
Interest expense	(74.0)	12%	(74.4)	13%	0.4
Other income/(expense)	1.6	—%	0.1	—%	1.5
Net recoveries/(loss) from casualty events and litigation settlements	(0.3)	—%	7.0	1%	(7.3)
Equity in income/(loss) of unconsolidated joint ventures	0.6	—%	(0.4)	—%	1.0
Income from continuing operations	$4.7	1%	$40.1	7%	$(35.4)
Income from discontinued operations	$0.1		$2.2		$(2.1)
Gain on sale of real estate assets	$168.2		$1.1		$167.1

Revenue

Rental income increased approximately $14.3 million for the year ended December 31, 2015 as compared to the same period in the prior year primarily due to an increase in leased space at several of our existing properties. Although we recognized approximately $17.6 million of rental revenue attributable to properties acquired during 2014 and 2015, the increase was offset by the sale of nine assets during the same period, including our largest asset, the Aon Center building, which was sold in late October 2015.

Tenant reimbursements increased approximately $4.3 million for the year ended December 31, 2015 as compared to the same period in the prior year primarily due to the expiration of operating expense abatement periods associated with several significant leases during late 2014 or 2015. This increase was partially offset by decreased tenant reimbursement income in 2015 as a result of the sale of Aon Center during the fourth quarter.

Expense

Property operating costs increased approximately $2.5 million for the year ended December 31, 2015 as compared to the same period in the prior year due to increased occupancy at certain of our assets, as well as increased property tax expense at certain of our properties as a result of higher valuations, partially offset by net disposition activity during the year.

Depreciation expense decreased approximately $4.1 million for the year ended December 31, 2015 compared to the same period in the prior year. The variance is primarily due to the net impact of acquisition and disposition activity during the year, partially offset by depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2014.

Amortization expense increased approximately $4.3 million for the year ended December 31, 2015 compared to the same period in the prior year. Approximately $7.5 million of the increase is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2014 and 2015, offset by the reduction in amortization expense from dispositions over the same period. Additionally, the increase between periods is net of approximately $2.7 million related to the acceleration of amortization expense in the prior period related to two lease terminations.

During the year ended December 31, 2015, we recognized approximately $40.2 million in impairment charges related to the sale our Eastpoint I & II buildings, and the sale of our 2 Gatehall Drive building as a result of adjusting the assets to the net contracted sales price less estimated selling costs.

General and administrative expenses increased approximately $6.6 million for the year ended December 31, 2015 compared to the prior year primarily due to the accrual of potential incentive and performance-based compensation costs driven by improved operating results during the year, including $1.5 million of expense as a result of increasing accruals related to previous years under our respective three-year stock performance plans.

Other Income (Expense)

Interest expense decreased approximately $0.4 million for the year ended December 31, 2015 as compared to the prior year as a result of refinancing our line of credit on more favorable terms and lower average outstanding debt balances during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Other income/(expense) increased approximately $1.5 million for the year ended December 31, 2015 as compared to the prior year. The variance is primarily attributable to $2.6 million of interest income associated with a secured note receivable from the purchaser of our Copper Ridge Center building located in Lyndhurst, New Jersey, offset by a decrease in non-recurring income associated with the sale of density rights during the prior year.

We recognized a decrease in net recoveries from casualty loss and litigation settlement expense for the year ended December 31, 2015 compared to the prior year of approximately $7.3 million. Such recoveries are non-recurring in nature and are largely associated with the receipt of insurance proceeds related to casualty losses resulting from Hurricane Sandy in 2012.

Equity in income of unconsolidated joint ventures for the year ended December 31, 2014 included the operations of two properties; Two Park Center located in Hoffman Estates, Illinois, and 8560 Upland Drive located in Parker, Colorado. The Two Park Center building was sold in May 2014, resulting in a loss. The results of operations from unconsolidated joint ventures in the current year consist solely of the remaining 8560 Upland Drive property.

Income from Discontinued Operations

The operations of all assets sold prior to April 1, 2014 are classified as discontinued operations (see Note 2 and Note 14 to our accompanying consolidated financial statements for a complete listing) in the accompanying consolidated statements of income for all periods presented. The presentation of discontinued operations in the future is subject to the occurrence and timing of future property dispositions that meet the amended criteria to be classified as discontinued operations.

Results of Operations (2014 vs. 2013)

Overview

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

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2014 vs. the year ended December 31, 2013

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2014 and 2013, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2014%		December 31, 2013%		Variance
Revenue:
Rental income	$454.6		$443.1		$11.5
Tenant reimbursements	109.6		104.3		5.3
Property management fee revenue	2.1		2.2		(0.1)
Total revenues	566.3	100%	549.6	100%	16.7
Expense:
Property operating costs	239.5	42%	220.7	40%	18.8
Depreciation	138.6	25%	121.0	22%	17.6
Amortization	56.6	10%	45.1	8%	11.5
General and administrative expense	23.8	4%	21.9	4%	1.9
Real estate operating income	107.8	19%	140.9	26%	(33.1)
Other income (expense):
Interest expense	(74.4)	13%	(73.6)	13%	(0.8)
Other income/(expense)	0.1	—%	(2.3)	1%	2.4
Net recoveries from casualty events and litigation settlements	7.0	1%	11.8	2%	(4.8)
Equity in loss of unconsolidated joint ventures	(0.4)	—%	(3.7)	1%	3.3
Loss on consolidation	—	—%	(0.9)	—%	0.9
Income from continuing operations	$40.1	7%	$72.2	13%	$(32.1)
Income from discontinued operations	$2.2		$26.5		$(24.3)
Gain on sale of real estate assets	$1.1		$—		$1.1

Revenue

Rental income for the year ended December 31, 2014 increased approximately $11.5 million, as compared to the same period in the prior year. Although we recognized approximately $21.6 million of additional revenue attributable to properties acquired during 2013 and 2014, the increase was primarily offset by the expiration of a large governmental lease at our 3100 Clarendon Boulevard building in December 2013.

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

General and administrative expenses increased approximately $1.9 million for the year ended December 31, 2014 compared to the prior year primarily due to higher non-cash stock compensation costs as a result of stronger stock performance in 2014.

Other Income (Expense)

Interest expense increased approximately $0.8 million for the year ended December 31, 2014 as compared to the prior year as a result of higher outstanding debt balances during 2014, partially offset by lower average interest rates due to refinancing activity during the first and third quarters of 2014.

Other income/(expense) increased approximately $2.4 million for the year ended December 31, 2014 as compared to the prior year. The variance is primarily due to a decrease in costs associated with the acquisition of new properties of approximately $1.7 million compared to the prior period, as well as the sale of density rights related to our Sarasota Commerce Center II building in Sarasota, Florida to a third-party for approximately $0.7 million during 2014.

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

Equity in income of unconsolidated joint ventures increased approximately $3.3 million during the year ended December 31, 2014, as compared to the same period in the prior year primarily as a result of recognizing a $4.4 million, other-than-temporary impairment loss related to our equity interest in an unconsolidated joint venture in the prior year. This increase was partially offset by lower operating income in 2014 compared to the prior year due to the purchase and consolidation of the remaining interests in three office properties held through two unconsolidated joint ventures in 2013 (see discussion in paragraph below) and the sale of the Two Park Center building, held through our sole remaining unconsolidated joint venture, in May 2014.

During the year ended December 31, 2013, we exercised our dissenter's right to buy out each of our co-venturers' interests in three office properties previously held through two unconsolidated joint ventures. The $0.9 million difference between the fair value of the properties acquired and the sum of our previously recorded book value in investment in unconsolidated joint ventures plus cash consideration paid for the interests was recorded as a loss on consolidation in our consolidated statements of income for the year ended December 31, 2013.

Income from Discontinued Operations

The operations of all assets sold prior to April 1, 2014 are classified as discontinued operations (see Note 2 and Note 14 to our accompanying consolidated financial statements for a complete listing) in the accompanying consolidated statements of income for all periods presented. As such, the entire $31.3 million gain on sale from properties sold during 2013 are classified as discontinued operations.

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

We calculate Core FFO as FFO (calculated as set forth above) less acquisition costs and other significant, non-recurring items, such as the infrequent and non-recurring gains or losses from the early extinguishment of debt, swaps and other financial instruments, and litigation settlements expense and casualty losses, and their subsequent recoveries, such as insurance reimbursements and other settlements.

We calculate AFFO as Core FFO (calculated as set forth above) exclusive of the net effects of: (i) amortization associated with debt issuance costs; (ii) depreciation of non real estate assets; (iii) straight-line lease revenue/expense; (iv) amortization of above and below-market lease intangibles; (v) stock-based and other non-cash compensation expense; (vi) amortization of mezzanine discount income; and (vii) acquisition costs, less non-incremental capital expenditures (as defined below). Our proportionate share of such adjustments related to investments in unconsolidated joint ventures are also included when calculating AFFO.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	2015	Per Share (1)	2014	Per Share(1)	2013	Per Share(1)
GAAP net income applicable to common stock	$172,990	$1.15	$43,348	$0.28	$98,728	$0.60
Depreciation of real assets (2)	133,992	0.89	138,497	0.90	124,138	0.75
Amortization of lease-related costs (2)	60,951	0.40	56,848	0.37	46,020	0.28
Impairment loss (2)	40,169	0.27	—	—	12,046	0.07
Loss on consolidation	—	—	—	—	898	0.01
Gain on sale- wholly-owned properties	(168,236)	(1.12)	(2,330)	(0.02)	(31,292)	(0.19)
Loss on sale- unconsolidated partnerships	—	—	169	—	—	—
NAREIT Funds From Operations applicable to common stock	$239,866	$1.59	$236,532	$1.53	$250,538	$1.52
Adjustments:
Acquisition costs	919	0.01	560	—	1,763	0.01
Loss on settlement of swaps	38	—	—	—	—	—
Net loss/(recoveries) from casualty events and litigation settlements	278	—	(6,992)	(0.04)	(11,828)	(0.07)
Core Funds From Operations applicable to common stock	$241,101	$1.60	$230,100	$1.49	$240,473	$1.46
Adjustments:
Debt issuance cost amortization	2,837	0.02	2,703	0.02	2,587	0.01
Amortization of estimated fair market adjustments on notes payable	(484)	—	(246)	—	—	—
Amortization of discount on Senior Notes	194	—	175	—	77	—
Depreciation of non real estate assets	755	0.01	508	—	406	—
Straight-line effects of lease revenue (2)	(15,734)	(0.11)	(29,121)	(0.19)	(18,097)	(0.11)
Stock-based and other non-cash compensation	7,090	0.04	3,975	0.02	1,590	0.01
Net effect of amortization of below-market in-place lease intangibles	(4,571)	(0.03)	(4,727)	(0.03)	(5,278)	(0.03)
Acquisition costs	(919)	(0.01)	(560)	—	(1,763)	(0.01)
Non-incremental capital expenditures (3)	(44,136)	(0.29)	(84,630)	(0.55)	(102,977)	(0.62)
Adjusted Funds From Operations applicable to common stock	$186,133	$1.23	$118,177	$0.76	$117,018	$0.71
Weighted-average shares outstanding – diluted	150,880		154,585		165,137

(1)	Based on weighted-average shares outstanding—diluted.

(2)	Includes adjustments for wholly-owned properties (including discontinued operations), as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

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

The following table sets forth our Property NOI and Same Store NOI with a reconciliation to net income attributable to Piedmont (GAAP basis) for the years ended December 31, 2015 and December 31, 2014, respectively (in thousands):

	December 31, 2015	December 31, 2014

Net income attributable to Piedmont (GAAP Basis)	$172,990	$43,348

Net income attributable to noncontrolling interest	15	15
Interest expense (1)	73,998	74,446
Depreciation (1)	134,747	139,004
Amortization (1)	60,951	56,848
Acquisition costs	919	560
Impairment loss (1)	40,169	—
Net loss/(recoveries) from casualty events and litigation settlements (1)	278	(6,992)
Gain on sale of real estate assets (1)	(168,236)	(2,161)
General & administrative expenses (1)	30,410	23,863
Management fee revenue	(1,115)	(1,110)
Other (income)/expense (1)	(2,484)	39
Straight line rent adjustment (1)	(15,734)	(29,121)
Net effect of amortization of below-market in-place lease intangibles (1)	(4,571)	(4,727)
Property NOI (cash basis)	322,337	294,012

Acquisitions (2)	(13,867)	(3,757)
Dispositions (3)	(36,151)	(41,584)
Unconsolidated joint ventures	(1,070)	(18)

Same Store NOI (cash basis)	$271,249	$248,653

Change period over period in Same Store NOI	9.1%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of 5 Wall Street in Burlington, Massachusetts, purchased on June 27, 2014; 1155 Perimeter Center West in Atlanta, Georgia, purchased on August 28, 2014; TownPark Land in Lake Mary, Florida, purchased on November 21, 2014; Park Place on Turtle Creek in Dallas, Texas, purchased on January 16, 2015; 80 Central Street in Boxborough, Massachusetts, purchased on July 24, 2015; SunTrust Center in Orlando, Florida, purchased on November 4, 2015; Galleria 300 in Atlanta, Georgia, purchased on November 4, 2015; Glenridge Highlands One in Atlanta, Georgia, purchased on November 24, 2015; and Suwanee Gateway Land in Suwanee, Georgia, purchased on December 21, 2015.

(3)
Dispositions consist of 11107 and 11109 Sunset Hills Road in Reston, Virginia, sold on March 19, 2014; 1441 West Long Lake Road and 4685 Investment Drive in Troy, Michigan, sold on April 30, 2014; 2020 West 89th Street in Leawood, Kansas, sold on May 19, 2014; 3900 Dallas Parkway in Plano, Texas, sold on January 30, 2015; 5601 Headquarters Drive in Plano, Texas, sold on April 28, 2015; River Corporate Center in Tempe, Arizona, sold on April 29, 2015; Copper Ridge Center in Lyndhurst, New Jersey, sold on May 1, 2015; Eastpoint I & II in Mayfield Heights, Ohio, sold on July 28, 2015; 3750 Brookside Parkway in Alpharetta, Georgia, sold on August 10, 2015; Chandler Forum in Chandler, Arizona, sold on September 1, 2015; Aon Center in Chicago, Illinois, sold on October 29, 2015; and 2 Gatehall Drive in Parsippany, New Jersey, sold on December 21, 2015.

Overview

Our portfolio is a national portfolio located in several geographic markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 23,000 square feet with 6.7 years of lease term remaining as of December 31, 2015. As a result, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire. We have re-leased a significant portion of our portfolio over the last several years, with many leases containing free rent abatements, typically during the first months of the lease. As rental abatement periods related to that leasing activity expired during 2014 and 2015, Property NOI began to improve as evidenced by the approximately 9% increase in Same Store NOI for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Leased Percentage

Excluding one property owned through an unconsolidated joint venture, two properties under development, and one redevelopment property, our portfolio in total was 91.5% leased as of December 31, 2015, up from 87.7% leased as of December 31, 2014. As of December 31, 2015, scheduled lease expirations for the portfolio as a whole for 2016 represented 5.4% of our Annualized Lease Revenue; therefore, our current leasing efforts are primarily focused on leasing currently vacant space. Any net absorption of currently vacant space in the portfolio due to additional new leasing activity could favorably impact Property NOI and/or Same Store NOI comparisons depending on the timing of commencement dates and abatement periods of the new leases.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months from the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI. In addition, office leases, both new and lease renewals, typically contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. As of December 31, 2015, we had approximately 0.6 million square feet of executed leases related to vacant space which had not yet commenced and approximately 1.4 million square feet of commenced leases that were still in some form of abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and large block tenant model result in rent roll ups and roll downs that can fluctuate widely on a market by market basis; however, a large portion of our portfolio has been re-leased over the last several years. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of rent roll ups and roll downs, however, depending on the leasing activity in individual geographic markets during the respective period.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. POH performs non-customary services for tenants of buildings that we own, including solar power generation, real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% (20% for taxable years beginning after 2017) of the value of our total assets.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements are discussed in Note 4 “Unconsolidated Joint Ventures” and Note 10 “Commitments and Contingencies” (specifically related to Operating Lease Obligations) of the accompanying consolidated financial statements. The unconsolidated joint venture in which we have invested is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the notes of our accompanying consolidated financial statements, as well as the Contractual Obligations table below.

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

Fair Value of Assets and Liabilities of Acquired Properties

Upon the acquisition of real properties, we record the fair value of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no issues of impairment related to our goodwill as of December 31, 2015.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of December 31, 2015 are designated as cash flow hedges. See Note 7 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the "FASB") has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The amendments in ASU 2014-09 change the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. Additionally, lease contracts are specifically excluded from ASU 2014-09. The amendments in ASU 2014-09 are effective in the first quarter of 2018 for us, and we are currently evaluating the potential impact, if any, of adoption.

The FASB has issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments in ASU 2015-02 modify the consolidation analysis of certain types of entities. Specifically, ASU 2015-02 changes the assessment criteria of whether limited partnerships are VIEs, eliminates the presumption that general partners should consolidate a limited partner, eliminates certain conditions from the evaluation of whether a fee paid to a decision maker constitutes a VIE, and changes the evaluation regarding the impact of related parties in the primary beneficiary determination of a VIE. The amendments in ASU 2015-02 are effective in the first quarter of 2016 for us, and we do not anticipate any material impact to its consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2015-05, Intangibles- Goodwill and Other- Internal Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05") which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement to determine whether an arrangement includes the sale or license of software. If a cloud computing arrangement includes a software license, then the customer will account for the software license element of the arrangement consistent with the acquisition of other software licenses. However, cloud computing arrangements which do not include a software license will be accounted for as a service contract. The amendments in ASU 2015-05 are effective in the first quarter of 2016 for us, and we do not anticipate any material impact to its consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement – Prior Period Adjustments ("ASU 2015-16"), which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a real estate acquisition in prior period statements. Instead, the amendments in ASU 2015-16 require the cumulative impact of any adjustment should be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 will be effective for us beginning on January 1, 2016, and we do not anticipate any material impact to its consolidated financial statements as a result of adoption.

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2015.

Contractual Obligations

Our contractual obligations as of December 31, 2015 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years		More than 5 years
Long-term debt (1)	$2,040,970	$168,314	(2)	$311,868	$623,086	(3) (4) (5)	$937,702
Operating lease obligations (6)	2,997	93		186	186		2,532
Total	$2,043,967	$168,407		$312,054	$623,272		$940,234

(1)
Amounts include principal payments only and balances outstanding as of December 31, 2015, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of $76.4 million during the year ended December 31, 2015, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

(2)	Includes the balance as of December 31, 2015 of the $125.0 Million Fixed-Rate Loan which was repaid in full on January 4, 2016.

(3)
Includes the balance outstanding as of December 31, 2015 of the $500 Million Unsecured 2015 Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

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

(5)
Includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 2.39% through the original maturity date of November 22, 2016 and to 3.35% for the extension period (November 22, 2016 to January 15, 2020). As such, we estimate incurring, exclusive of changes to our credit rating, approximately $7.2 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through the original maturity of the debt facility in November 2016, and approximately $10.1 million per annum for the extension period ending in January 2020.

(6)
The 2001 NW 64th Street building in Ft. Lauderdale, Florida is subject to a ground lease with an expiration date of 2048. The aggregate remaining payments required under the terms of this operating lease as of December 31, 2015 is presented above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2015 Line of Credit, our $300 Million Unsecured 2011 Term Loan, the $300 Million Unsecured 2013 Term Loan, and the $170 Million Unsecured 2015 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $500 Million Unsecured 2015 Line of Credit and $170 Million Unsecured 2015 Term Loan is based on fixed or effectively-fixed interest rates to hedge against instability in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2015, our consolidated debt consisted of the following (in thousands):

	2016		2017	2018	2019		2020		Thereafter	Total
Maturing debt:
Variable rate repayments	$—		$—	$170,000	$21,000		$—		$—	$191,000
Variable rate average interest rate (1)	—%		—%	1.37%	1.39%		—%		—%	1.37%
Fixed rate repayments	$168,314	(2)	$140,908	$960	$301,014	(3)	$301,072	(4)	$937,702	$1,849,970
Fixed rate average interest rate (1)	5.55%		5.76%	5.55%	2.79%		2.40%		3.93%	3.78%

(1)	See Note 5 of our accompanying consolidated financial statements for further details on our debt structure.

(2)	Includes the balance as of December 31, 2015 of the $125.0 Million Fixed-Rate Loan which was repaid in full on January 4, 2016.

(3)
The amount includes the $300 Million Unsecured 2013 Term Loan which has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78%.

(4)
The amount includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.39% through November 22, 2016 and to 3.35% for the extension period (November 22, 2016 to January 15, 2020).

As of December 31, 2014, our consolidated debt consisted of the following (in thousands):

	2015	2016	2017	2018	2019		Thereafter		Total
Maturing debt:
Variable rate repayments	$50,000	$434,000	$—	$—	$—		$—		$484,000
Variable rate average interest rate (1)	1.31%	1.34%	—%	—%	—%		—%		1.34%
Fixed rate repayments	$105,747	$168,384	$140,908	$960	$301,014	(2)	$1,078,774	(3)	$1,795,787
Fixed rate average interest rate (1)	5.29%	5.55%	5.76%	5.55%	2.79%		3.57%		3.90%

(1)	See Note 5 of our accompanying consolidated financial statements for further details on our debt structure.

(2)
The amount includes the $300 Million Unsecured 2013 Term Loan which has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78%.

(3)
The amount includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.39% through November 22, 2016 and to 3.35% for the extension period (November 22, 2016 to January 15, 2020).

As of December 31, 2015 and 2014, the estimated fair value of our debt above was approximately $2.0 billion and $2.3 billion, respectively. Our interest rate swap agreements in place at December 31, 2015 carried a notional amount totaling $900 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.67%. Our interest rate swap agreements in place at December 31, 2014 carried a notional amount totaling $1.2 billion with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.77%.

The variable rate debt outstanding as of December 31, 2015 is based on LIBOR or the prime rate plus a specified margin as elected by us at certain intervals. An increase in the variable interest rate on the variable-rate facilities constitutes a market risk, as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to stockholders. The current stated interest rate spread on the $500 Million Unsecured 2015 Line of Credit and the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.00% and 1.125%, respectively (based on our current corporate credit rating).

A change in the market interest rate on the fixed, or effectively fixed, portion of our debt portfolio impacts the estimated fair value of the instrument but has no impact on interest incurred or cash flows.

As of December 31, 2015, a 1% increase in interest rates on our variable rate debt outstanding would increase interest expense approximately $1.9 million on a per annum basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2015 or 2014.

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

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2015. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2015, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s Web site at http://www.piedmontreit.com under the “Corporate Governance” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of February, 2016.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN	Chairman, and Director	February 17, 2016
Michael R. Buchanan

/s/ FRANK C. MCDOWELL	Vice-Chairman, and Director	February 17, 2016
Frank C. McDowell

/s/ WESLEY E. CANTRELL	Director	February 17, 2016
Wesley E. Cantrell

/s/ BARBARA B. LANG	Director	February 17, 2016
Barbara B. Lang

/s/ RAYMOND G. MILNES, JR.	Director	February 17, 2016
Raymond G. Milnes, Jr.

/s/ JEFFREY L. SWOPE	Director	February 17, 2016
Jeffrey L. Swope

/s/ DALE H. TAYSOM	Director	February 17, 2016
Dale H. Taysom

/s/ DONALD A. MILLER, CFA	President and Director	February 17, 2016
Donald A. Miller, CFA	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 17, 2016
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 17, 2016
Laura P. Moon	(Principal Accounting Officer)

EXHIBIT INDEX
TO
2015 FORM 10-K
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

10.11*
Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.12*
Amendment Number One to Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 14, 2011)

10.13*
Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.14*
Amendment Number One to the Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 9, 2011)

10.15
Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 1, 2000 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001)

10.16
Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.17
Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.18*
Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.19*
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

10.23
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

10.24
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

10.25*
Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.26*	Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.27
Revolving Credit Agreement dated August 21, 2012, by and among Piedmont Operating Partnership, LP, the Company, J.P. Morgan Securities LLC, RBC Capital Markets LLC, JPMorgan Chase Bank, N. A., Royal Bank of Canada, PNC Bank, National Association, SunTrust Bank, and U.S. Bank National Association, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2012)

10.28
Amendment No. 1 to Term Loan Agreement, dated as of August 21, 2012, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank as Administrative Agent, and the other banks party thereto as Lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 23, 2012)

10.29*
Offer Letter Dated October 17, 2012 among the Company and Robert K. Wiberg (incorporated by reference to Exhibit 10.41 to the Company's Annual Report of Form 10-K for the year ended December 31, 2012, filed on February 27, 2013)

10.30*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan dated December 5, 2013 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.31*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan Adoption Agreement dated December 5, 2013 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.32
Term Loan Agreement, dated as of December 18, 2013, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, U.S. Bank, N.A., and SunTrust Robinson Humphrey, Inc., as Joint Book Runners and Joint Lead Arrangers, U.S. Bank, N.A., as Agent, SunTrust Bank as Syndication Agent, the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 19, 2013)

10.33
Term Loan Agreement, dated as of March 27, 2015, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JP Morgan Securities, LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Co-Lead Arrangers and Book Managers; JPMorgan Chase Bank, as Agent; U.S. Bank National Association, as Syndication Agent; SunTrust Bank, as Documentation Agent; and the financial institutions initially signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2015)

10.34
Revolving Credit Agreement dated June 18, 2015, by and among Piedmont Operating Partnership, LP, the Registrant, Suntrust Robinson Humphrey, Inc., U.S. Bank National Association, PNC Capital Markets LLC, Suntrust Bank, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.35
Loan Agreement dated as of June 23, 2015 between Piedmont 1901 Market LLC, as Borrower and The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.36	Open-End Mortgage and Security Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.37*
Long-Term Incentive Program as amended effective April 28, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on July 29, 2015)

10.38*
Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective April 28, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on July 29, 2015)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Piedmont Office Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piedmont Office Realty Trust, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Atlanta, Georgia
February 17, 2016

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Piedmont Office Realty Trust, Inc.

We have audited Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Piedmont Office Realty Trust, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Piedmont Office Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Piedmont Office Realty Trust, Inc. and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/S/ Ernst and Young LLP
Atlanta, Georgia
February 17, 2016

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2015	December 31, 2014
Assets:
Real estate assets, at cost:
Land	$685,850	$674,554
Buildings and improvements, less accumulated depreciation of $922,019 and $889,997 as of December 31, 2015 and December 31, 2014, respectively	2,904,303	2,741,583
Intangible lease assets, less accumulated amortization of $93,012 and $79,860 as of December 31, 2015 and December 31, 2014, respectively	84,663	70,177
Construction in progress	20,990	61,891
Real estate assets held for sale, net	—	526,887
Total real estate assets	3,695,806	4,075,092
Investments in and amounts due from unconsolidated joint ventures	7,577	7,798
Cash and cash equivalents	5,441	12,306
Tenant receivables, net of allowance for doubtful accounts of $83 and $231 as of December 31, 2015 and December 31, 2014, respectively	26,339	27,711
Straight-line rent receivables	152,122	146,836
Notes receivable	45,400	—
Restricted cash and escrows	5,174	5,679
Prepaid expenses and other assets	24,843	25,656
Goodwill	180,097	180,097
Interest rate swaps	—	430
Deferred lease costs, less accumulated amortization of $147,862 and $129,601 as of December 31, 2015 and December 31, 2014, respectively	291,736	228,953
Other assets held for sale, net	—	77,276
Total assets	$4,434,535	$4,787,834
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $12,779 and $12,698 as of December 31, 2015 and December 31, 2014, respectively	$1,528,221	$1,821,302
Secured debt, net of premiums and unamortized debt issuance costs of $1,319 and $2,833 as of December 31, 2015 and December 31, 2014, respectively	501,289	448,620
Accounts payable, accrued expenses, and accrued capital expenditures	128,465	133,988
Deferred income	27,270	22,215
Intangible lease liabilities, less accumulated amortization of $42,315 and $35,628 as of December 31, 2015 and December 31, 2014, respectively	42,853	42,560
Interest rate swaps	9,993	6,417
Other liabilities held for sale, net	—	717
Total liabilities	2,238,091	2,475,819
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2015 or December 31, 2014	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2015 or December 31, 2014	—	—
Common stock, $.01 par value; 750,000,000 shares authorized, 145,511,644 shares issued and outstanding as of December 31, 2015; and 154,324,089 shares issued and outstanding at December 31, 2014	1,455	1,543
Additional paid-in capital	3,669,977	3,666,182
Cumulative distributions in excess of earnings	(1,477,674)	(1,365,620)
Other comprehensive income	1,661	8,301
Piedmont stockholders’ equity	2,195,419	2,310,406
Noncontrolling interest	1,025	1,609
Total stockholders’ equity	2,196,444	2,312,015
Total liabilities and stockholders’ equity	$4,434,535	$4,787,834
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$468,872	$454,635	$443,106
Tenant reimbursements	113,881	109,548	104,253
Property management fee revenue	2,016	2,069	2,251
	584,769	566,252	549,610
Expenses:
Property operating costs	242,000	239,436	220,779
Depreciation	134,503	138,596	120,980
Amortization	60,886	56,579	45,090
Impairment loss on real estate assets	40,169	—	—
General and administrative	30,368	23,820	21,881
	507,926	458,431	408,730
Real estate operating income	76,843	107,821	140,880
Other income (expense):
Interest expense	(73,998)	(74,446)	(73,583)
Other income/(expense)	1,565	62	(2,336)
Net recoveries/(loss) from casualty events and litigation settlements	(278)	6,992	11,811
Equity in income/(loss) of unconsolidated joint ventures	553	(350)	(3,676)
Loss on consolidation	—	—	(898)
	(72,158)	(67,742)	(68,682)
Income from continuing operations	4,685	40,079	72,198
Discontinued operations:
Operating income	84	954	2,897
Impairment loss on real estate assets	—	—	(7,644)
Gain/(loss) on sale of real estate assets	(1)	1,198	31,292
Income from discontinued operations	83	2,152	26,545
Gain on sale of real estate assets	168,237	1,132	—
Net income	173,005	43,363	98,743
Less: Net income attributable to noncontrolling interest	(15)	(15)	(15)
Net income attributable to Piedmont	$172,990	$43,348	$98,728
Per share information— basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$1.15	$0.27	$0.44
Income from discontinued operations	—	0.01	0.16
Net income available to common stockholders	$1.15	$0.28	$0.60
Weighted-average shares outstanding—basic	150,537,757	154,452,121	165,012,713
Weighted-average shares outstanding—diluted	150,880,116	154,585,273	165,137,482
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2015		2014		2013

Net income attributable to Piedmont		$172,990		$43,348		$98,728
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 7)	(12,509)		(17,122)		24,312
Reclassification of previously recorded loss included in net income (See Note 7)	5,875		5,145		3,126
Unrealized loss on investment in available for sale securities	(6)		—		—
Other comprehensive income/(loss)		(6,640)		(11,977)		27,438
Comprehensive income attributable to Piedmont		$166,350		$31,371		$126,166

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2012	167,556	$1,676	$3,667,051	$(1,022,681)	$(7,160)	$1,609	$2,640,495
Share repurchases as part of announced plan	(10,246)	(102)	—	(175,167)	—	—	(175,269)
Offering costs associated with issuance of common stock	—	—	(91)	—	—	—	(91)
Dividends to common stockholders ($0.80 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(197)	(132,089)	—	(15)	(132,301)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	151	1	2,143	—	—	—	2,144
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	98,728	—	—	98,728
Other comprehensive income	—	—	—	—	27,438	—	27,438
Balance, December 31, 2013	157,461	1,575	3,668,906	(1,231,209)	20,278	1,609	2,461,159
Share repurchases as part of an announced plan	(3,190)	(32)	—	(52,764)	—	—	(52,796)
Retirement of shares returned from escrow	(85)	(1)	(1,478)	—	—	—	(1,479)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	(4,054)	—	—	—	(4,054)
Dividends to common stockholders ($0.81 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(188)	(124,995)	—	(15)	(125,198)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	138	1	2,996	—	—	—	2,997
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	43,348	—	—	43,348
Other comprehensive loss	—	—	—	—	(11,977)	—	(11,977)
Balance, December 31, 2014	154,324	1,543	3,666,182	(1,365,620)	8,301	1,609	2,312,015
Share repurchases as part of an announced plan	(8,980)	(90)	—	(158,770)	—	—	(158,860)
Offering costs	—	—	(326)	—	—	—	(326)
Retirement of shares returned from escrow	—	—	—	—	—	—	—
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	54	—	—	—	54
Reallocation of noncontrolling interest of subsidiary	—	—	1,128	—	—	(584)	544
Dividends to common stockholders ($0.84 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(242)	(126,274)	—	(15)	(126,531)
Shares issued under the 2007 Omnibus Incentive Plan, net of tax	168	2	3,181	—	—	—	3,183
Net income attributable to noncontrolling interest	—	—	—	—	—	15	15
Net income attributable to Piedmont	—	—	—	172,990	—	—	172,990
Other comprehensive loss	—	—	—	—	(6,640)	—	(6,640)
Balance, December 31, 2015	145,512	$1,455	$3,669,977	$(1,477,674)	$1,661	$1,025	$2,196,444

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$173,005	$43,363	$98,743
Operating distributions received from unconsolidated joint ventures	774	266	1,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134,503	138,679	123,566
Amortization of debt issuance costs	1,768	1,578	2,620
Gain/(loss) on settlement of forward starting interest rate swaps	(1,284)	14,960	672
Other amortization	61,221	56,327	43,939
Impairment loss on real estate assets	40,169	—	7,644
Stock compensation expense	7,079	3,975	1,590
Equity in loss/(income) of unconsolidated joint ventures	(553)	350	3,676
Gain on sale of real estate assets	(168,237)	(2,330)	(31,292)
Loss on consolidation	—	—	898
Retirement of shares returned from escrow	—	(1,479)	—
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(29,478)	(40,505)	(29,101)
Increase in restricted cash and escrows	(5,256)	(135)	(60)
Increase in prepaid expenses and other assets	(828)	(1,884)	(3,427)
Increase/(decrease) in accounts payable and accrued expenses	(162)	2,995	(6,434)
Increase/(decrease) in deferred income	4,613	(277)	570
Net cash provided by operating activities	217,334	215,883	215,079
Cash Flows from Investing Activities:
Acquisition of real estate assets, net of related debt assumed, and intangibles	(382,773)	(117,418)	(366,182)
Net cash held in escrow for acquisitions	—	(5,150)	—
Capitalized expenditures, net of accruals	(118,671)	(168,891)	(175,988)
Acquisition of unconsolidated joint ventures, net of cash assumed	—	—	(14,242)
Redemption of noncontrolling interest in unconsolidated variable interest entity	(4,000)	—	—
Net sale proceeds from wholly-owned properties and consolidated joint venture	848,169	46,232	95,671
Net sale proceeds received from unconsolidated joint ventures	—	6,017	—
Investments in unconsolidated joint ventures	—	(42)	(793)
Deferred lease costs paid	(37,683)	(27,694)	(34,298)
Net cash provided by/(used in) investing activities	305,042	(266,946)	(495,832)
Cash Flows from Financing Activities:
Debt issuance costs paid	(1,081)	(1,294)	(4,892)
Proceeds from debt	1,301,858	1,052,527	1,085,604
Repayments of debt	(1,544,301)	(813,702)	(500,000)
Discount paid due to loan modification	—	(1,135)	—
Costs of issuance of common stock	(326)	—	(91)
Repurchases of common stock as part of announced plan	(158,860)	(54,802)	(173,551)
Dividends paid and discount on dividend reinvestments	(126,531)	(125,198)	(132,301)
Net cash provided by/(used in) financing activities	(529,241)	56,396	274,769
Net increase/(decrease) in cash and cash equivalents	(6,865)	5,333	(5,984)
Cash and cash equivalents, beginning of year	12,306	6,973	12,957
Cash and cash equivalents, end of year	$5,441	$12,306	$6,973
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, AND 2013

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

As of December 31, 2015, Piedmont owned 69 office properties, one redevelopment asset and two development assets, and one building through an unconsolidated joint venture. Piedmont's 69 office properties comprise 18.9 million square feet (unaudited) of primarily Class A commercial office space, and were 91.5% leased (unaudited) as of December 31, 2015. As of December 31, 2015, slightly under 80% of our annualized lease revenue ("ALR") (unaudited) was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, and Washington, D.C.

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

Piedmont owns interests in two real properties through its ownership in 1201 Eye Street, N.W. Associates, LLC and 1225 Eye Street, N.W. Associates, LLC. Piedmont has evaluated these entities based on the criteria outlined above and concluded that these entities are VIEs, but that Piedmont has a controlling interest in both entities through its 100% ownership in Piedmont Washington Properties, Inc. Accordingly, Piedmont’s consolidated financial statements include the accounts of 1201 Eye Street, NW Associates, LLC and 1225 Eye Street, NW Associates, LLC.

In addition, during the three years ended December 31, 2015, Piedmont owned interests in certain properties through various unconsolidated joint venture partnerships. Although Piedmont is currently or was the majority equity participant in these joint ventures, Piedmont and its co-venturer exercised joint control over the properties held by the joint ventures. As a result, in accordance with GAAP, the accounts of these joint ventures are not consolidated, but rather accounted for using the equity method of accounting in Piedmont’s consolidated financial statements.

Please refer to Note 6 for a summary of Piedmont’s interests in and consolidation treatment of its various VIEs as of December 31, 2015.

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

Real Estate Assets

Real estate assets are stated at cost, as adjusted for any impairment loss, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, any tenant improvements or major improvements, and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development, or redevelopment, of a real estate asset is in progress. Approximately $3.8 million, $2.1 million, and $31,000 of interest was capitalized for the years ended December 31, 2015, 2014, and 2013, respectively.

Piedmont’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant allowances	Lease term
Furniture, fixtures, and equipment	3-5 years
Intangible lease assets	Lease term

Piedmont continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction in which Piedmont has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present for wholly-owned properties, management assesses whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair values, less costs to sell, for assets held for sale. Piedmont generally considers assets to be held for sale at the point at which a sale contract is executed and earnest money has become non-refundable. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, depending upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated sales value (which is based on key assumptions such as estimated market rents, lease-up periods, estimated lease terms, and capitalization and discount rates).

For properties owned as part of an investment in an unconsolidated joint venture, Piedmont assesses the estimated fair value of its investment as compared to its carrying amount. If Piedmont determines that the carrying value is greater than the estimated fair value at any measurement date, Piedmont must also determine if such a difference is temporary in nature. Value fluctuations which are “other than temporary” in nature are then recorded to adjust the carrying value to the estimated fair value amount in the period in which such determination is made.

Fair Value of Assets and Liabilities of Acquired Properties

Upon the acquisition of real properties, Piedmont records the fair value of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values.

The estimated fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the estimated fair value of these assets. Management determines the as-if-vacant estimated fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates the cost to execute similar leases including leasing commissions, legal, and other related costs.

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

Gross intangible assets and liabilities, inclusive of amounts classified as real estate assets held for sale, recorded at acquisition as of December 31, 2015 and 2014, respectively, are as follows (in thousands):

	December 31, 2015	December 31, 2014
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$23,684	$23,785
Absorption Period Costs	$153,991	$126,252
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$208,497	$159,670
Intangible Lease Liabilities (Below-Market In-Place Leases)	$85,168	$81,241

For the years ended December 31, 2015, 2014, and 2013, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	2015	2014	2013
Amortization expense related to Intangible Lease Origination Costs and Absorption Period Costs	$42,278	$36,007	$30,409
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$4,571	$4,727	$5,278

Net intangible assets and liabilities as of December 31, 2015 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	Absorption Period Costs	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2016	$2,671	$21,275	$28,833	$7,629
2017	1,912	16,641	24,220	7,652
2018	1,257	12,667	19,836	7,094
2019	774	9,389	15,569	5,810
2020	72	5,763	10,345	4,211
Thereafter	93	12,149	21,189	10,457
	$6,779	$77,884	$119,992	$42,853

Weighted-Average Amortization Period (in years)	3	5	6	6

(1)	Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

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

Tenant Receivables, net and Straight-line Rent Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates estimated fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Piedmont adjusted the allowance for doubtful accounts by recording provisions for/(recoveries of) bad debts of approximately $21,000, $(5,000), and $186,000 for the years ended December 31, 2015, 2014, and 2013, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of income.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of the following items:

•	prepaid property taxes, insurance and operating costs;

•	deferred common area maintenance costs which will be reimbursed by tenants over specified time periods;

•	receivables which are unrelated to tenants, for example, insurance proceeds receivable from insurers related to casualty losses; and

•	equipment, furniture and fixtures, and tenant improvements for Piedmont’s corporate office and property management office space, net of accumulated depreciation.

Prepaid expenses and other assets will be expensed as utilized or depreciated in the case of Piedmont's corporate assets. Balances without a future economic benefit are expensed as they are identified. Deferred common area maintenance costs are amortized to property operating costs as the related reimbursement income is recognized over the period specified in the respective lease. Piedmont recognized amortization of deferred common area maintenance for the years ended December 31, 2015, 2014, and 2013 of approximately $2.5 million, $2.5 million, and $2.1 million, respectively.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as reductions or additions to interest expense in the consolidated income statements as incurred. All of Piedmont's interest rate derivative agreements as of December 31, 2015 are designated as cash flow hedges.

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases. In addition to direct costs, deferred lease costs also include intangible lease origination costs related to in-place leases acquired as part of a property acquisition and direct payroll costs incurred related to negotiating and executing specific leases. For the years ended December 31, 2015, 2014, and 2013, Piedmont capitalized approximately $1.0 million, $0.7 million, and $0.1 million, respectively, of internal leasing and development costs.

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of income as follows:

•	Approximately $42.5 million, $40.9 million, and $31.9 million of deferred lease costs for the years ended December 31, 2015, 2014, and 2013, respectively, are included in amortization expense; and

•
Approximately $4.7 million, $4.2 million, and $3.5 million, of deferred lease costs related to lease incentives granted to tenants for the years ended December 31, 2015, 2014, and 2013, respectively, was included as an offset to rental income.

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

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to estimated fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0.5 million, $0.2 million, and $0 for the years ended December 31, 2015, 2014, and 2013, respectively.

Additionally, Piedmont records debt issuance premiums/discounts as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

On October 1, 2015, Piedmont adopted the provisions of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which prescribes that all debt issuance costs be presented in the accompanying consolidated balance sheets as a direct deduction from the principal amount of secured and unsecured debt, as opposed to an asset. ASU 2015-03 only affects the presentation of debt issuance costs, as these costs will continue to be amortized to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. As a result of the adoption of ASU 2015-03, Piedmont has reclassified $7.7 million of debt issuance costs as a $7.3 million and $0.4 million reduction of unsecured and secured debt, respectively, as of December 31, 2014 in the accompanying balance sheet. Piedmont recognized amortization of such costs for the years ended December 31, 2015, 2014, and 2013 of approximately $2.8 million, $2.7 million, and $2.6 million, respectively.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. The board of directors of Piedmont authorized in June 2015 the repurchase and retirement of up to $200 million of Piedmont's common stock through second quarter of 2017. Piedmont may repurchase the shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. The timing of repurchases is dependent upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. As of December 31, 2015, there was approximately $78.2 million in remaining capacity under the program which may be used for share repurchases through second quarter of 2017.

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

Stock-based Compensation

Piedmont has issued stock-based compensation in the form of restricted stock to its employees and directors. For employees, such compensation has been issued pursuant to Piedmont's Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual restricted stock grant component (the "Restricted Stock Award" program) and a multi-year performance share component (the "Performance Share" program). Awards granted pursuant to the Restricted Stock Award and Performance Share programs are classified as equity awards or liability awards based on the underlying terms of the program agreement. Awards classified as equity awards are expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards classified as liability awards are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income.

Non-qualified Deferred Compensation Plan

Additionally, Piedmont has a nonqualified deferred compensation plan which allows certain employees to elect to defer their receipt of compensation, including both cash and stock-based compensation, until future taxable years. Amounts deferred are invested in trading securities held in a "rabbi trust" and are measured using quoted market prices as of the reporting date. Such investments are included in cash equivalents due to their short-term, liquid nature, with the corresponding liability included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

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

Casualty Losses and Litigation Settlement Expense and Related Insurance Recoveries
From time to time, specific assets may be damaged or destroyed by natural disasters. Such damages may result in significant expenses related to the destruction of fixed assets or costs to clean, repair, and establish emergency operations at the building or buildings affected by the casualty event. In addition, Piedmont may recognize expenses as a result of issuing rent abatements to tenants for business interruptions caused by the tenants' inability to access the space that they lease from Piedmont. Further, during the year ended December 31, 2012, Piedmont settled two separate securities class action lawsuits. Losses related to the above items are estimated and recorded in the period incurred without regard to whether the loss may be ultimately recoverable under Piedmont's various insurance policies. During the years ended December 31, 2015, 2014 and 2013, substantially all of the net casualty loss recorded related to losses incurred in Piedmont's New York/New Jersey portfolio as a result of Hurricane Sandy which occurred in October 2012.
Insurance recoveries associated with casualty losses and litigation settlement expenses are recorded as income in the period that the insurance company definitively notifies Piedmont of its intent to issue payment. Piedmont recognized a net loss of approximately $0.3 million during the year ended December 31, 2015, and received and recognized net recoveries of approximately $7.0 million and $11.8 million for the years ended December 31, 2014 and 2013, respectively. Of the net recoveries described above during the years ended December 31, 2014 and 2013, Piedmont recognized $0.3 million, and $1.5 million in business interruption insurance recoveries, respectively.
Discontinued Operations and Disclosures of Disposals of Components of an Entity

Effective April 1, 2014, Piedmont adopted the amendments of Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which changed the criteria for reporting discontinued operations. Gains and losses on sales related to properties that do not meet the newly adopted definition of discontinued operations and the operational results of these properties are included in income from continuing operations for all periods presented, while the gain on sale is presented in accordance with SEC Rule 3-15 of Regulation S-X in the accompanying consolidated statements of income between discontinued operations and net income. These gains and/or losses, however, are included in continuing operations for purposes of calculating earnings per share data. Operational results related to properties sold or held for sale as of March 31, 2014 continue to be presented as discontinued operations because the adoption provisions of ASU 2014-08 required prospective implementation. None of these reclassifications affect net income or net equity attributable to Piedmont as presented in previous periods.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes; however, Piedmont conducts certain operations through its taxable REIT subsidiary, Piedmont Office Holdings, Inc. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Piedmont’s consolidated taxable REIT subsidiary. Piedmont’s taxable REIT subsidiary did not have significant tax provisions or deferred income tax items. These operations resulted in approximately $85,000, $0, and $0 in income tax expense for the years ended December 31, 2015, 2014, and 2013, respectively. Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in general and administrative expenses in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to: (i) properties classified as held for sale as of March 31, 2015, June 30, 2015, or September 30, 2015, have been reclassified as held for sale as of December 31, 2014 for comparative purposes (see Note 14); and (ii) debt issuance costs have been reclassified from an asset to a direct deduction from the principal amount of secured and unsecured debt in accordance with ASU 2015-03 (see Debt above).

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

The FASB has issued Accounting Standards Update No. 2015-05, Intangibles- Goodwill and Other- Internal Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05") which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement to determine whether an arrangement includes the sale or license of software. If a cloud computing arrangement includes a software license, then the customer will account for the software license element of the arrangement consistent with the acquisition of other software licenses. However, cloud computing arrangements which do not include a software license will be accounted for as a service contract. The amendments in ASU 2015-05 are effective in the first quarter of 2016 for Piedmont, and Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement – Prior Period Adjustments ("ASU 2015-16"), which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a real estate acquisition in prior period statements. Instead, the amendments in ASU 2015-16 require the cumulative impact of any adjustment should be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 will be effective for Piedmont beginning on January 1, 2016, and Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

3.    Acquisitions

During the year ended December 31, 2015, Piedmont acquired 100% ownership of the following properties and land parcels using proceeds from the $500 Million Unsecured 2015 Line of Credit, proceeds from the sales of other properties, and cash on hand, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Rentable Square Feet (Unaudited)	Percentage Leased as of Acquisition (Unaudited)	Contractual Purchase Price (in millions)
Park Place on Turtle Creek	Dallas, Texas	January 16, 2015	177,844	88%	$46.6
80 Central Street	Boston, Massachusetts	July 24, 2015	149,661	93%	$13.5
SunTrust Center (1)	Orlando, Florida	November 4, 2015	654,618	89%	$170.8
Galleria 300	Atlanta, Georgia	November 4, 2015	432,934	89%	$88.3
Glenridge Highlands I	Atlanta, Georgia	November 24, 2015	290,073	90%	$63.6
Land Parcel	Metropolitan Statistical Area	Date of Acquisition	Acreage	Contractual Purchase Price (in millions)
Two Pierce Land Parcel	Chicago, Illinois	June 2, 2015	4.7	$3.7
Suwanee Gateway Land Tracts	Atlanta, Georgia	December 21, 2015	5.0	$1.4

(1)	The SunTrust Center consists of a 30-story, 570,874 square foot tower, and a 7-story, 83,744 square foot building with an adjoining 1,292 space parking garage.

4.    Unconsolidated Joint Ventures

Investments in Unconsolidated Joint Ventures

As of December 31, 2015 and 2014, Piedmont owned an interest in the following unconsolidated joint venture (in thousands):

Joint Venture	Properties Held by Joint Venture	Piedmont’s Approximate Ownership Percentage
			2015	2014
Fund XIII and REIT Joint Venture	8560 Upland Drive	72%	$7,368	$7,661

During the year ended December 31, 2013, Piedmont exercised its dissenter's right to buy out each of its co-venturers' interests in three office properties previously held through two unconsolidated joint ventures. The $0.9 million difference between the fair value of the properties acquired and the sum of Piedmont's previously recorded book value in investment in unconsolidated joint ventures plus cash consideration paid for the interests was recorded as a loss on consolidation in Piedmont's consolidated statements of income for the year ended December 31, 2013.

5.    Debt

During the year ended December 31, 2015, Piedmont entered into a $170 million unsecured term loan facility (the "$170 Million Unsecured 2015 Term Loan") with a consortium of lenders. The term of the $170 Million Unsecured 2015 Term Loan is approximately three years with a maturity date of May 15, 2018. Piedmont may prepay the loan, in whole or in part, at any time without premium or penalty. As of December 31, 2015, the stated interest rate spread over LIBOR on the $170 Million Unsecured 2015 Term Loan was 1.125%.

Additionally during the year ended December 31, 2015, Piedmont entered into a $160 million note payable secured by a mortgage against its 1901 Market Street building located in Philadelphia, Pennsylvania (the "$160 Million Fixed-Rate Loan"). The $160 Million Fixed-Rate Loan bears interest at 3.48% per year and matures on July 5, 2022.

Also during the year ended December 31, 2015, Piedmont replaced its existing $500 Million Unsecured Line of Credit with a new $500 million line of credit facility (the "$500 Million Unsecured 2015 Line of Credit"). The existing $500 Million Unsecured Line of Credit was scheduled to expire on August 19, 2016, and was terminated concurrently with the closing of the new facility. The term of the new $500 Million Unsecured 2015 Line of Credit is four years with a maturity date of June 18, 2019, and Piedmont may extend the term for up to one additional year (through two available six-month extensions) provided Piedmont is not then in default and upon payment of extension fees. As of December 31, 2015, the stated interest rate spread over LIBOR on the $500 Million Unsecured 2015 Line of Credit is 1.00%, down from 1.175% on the prior line of credit.

Finally, during the year ended December 31, 2015, Piedmont paid off the $50 Million Unsecured Term Loan and the $105 Million Fixed-Rate Loan secured by the US Bancorp Center. Additionally, Piedmont used net sales proceeds from the disposition of various assets throughout the year, as well as cash on hand, to make net repayments of approximately $413 million on its revolving line of credit facilities.

As of December 31, 2015, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2015 and 2014 (in thousands):

Facility	Collateral	Rate(1)		Maturity
						2015		2014
Secured (Fixed)
$105.0 Million Fixed-Rate Loan	US Bancorp Center	5.29%		5/11/2015		$—		$105,000
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool (2)	5.50%		4/1/2016		125,000	(3)	125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525		42,525
$140.0 Million WDC Fixed-Rate Loans	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000		140,000
$35.0 Million Fixed-Rate Loan	5 Wall Street	5.55%	(4)	9/1/2021		32,445		33,262
$160.0 Million Fixed-Rate Loan	1901 Market Street	3.48%	(5)	7/5/2022		160,000		—
Inclusive of premiums and net debt issuance costs paid to lenders and other third-parties						1,319		2,833
Subtotal/Weighted Average (6)		4.95%				501,289		448,620
Unsecured (Variable and Fixed)
$50 Million Unsecured Term Loan		LIBOR + 1.15%		4/1/2015		—		50,000
$500 Million Unsecured Line of Credit		LIBOR + 1.175%		8/19/2016		—		434,000
$170 Million Unsecured 2015 Term Loan		LIBOR + 1.125%	(7)	5/15/2018		170,000		—
$300 Million Unsecured 2013 Term Loan		LIBOR + 1.20%	(8)	1/31/2019		300,000		300,000
$500 Million Unsecured 2015 Line of Credit		LIBOR + 1.00%	(9)	6/18/2019	(10)	21,000		—
$300 Million Unsecured 2011 Term Loan		LIBOR + 1.15%	(11)	1/15/2020		300,000		300,000
$350 Million Senior Notes		3.40%	(12)	6/01/2023		350,000		350,000
$400 Million Senior Notes		4.45%	(13)	3/15/2024		400,000		400,000
Net of discounts and net debt issuance costs paid to lenders and other third-parties						(12,779)		(12,698)
Subtotal/Weighted Average (6)		3.10%				1,528,221		1,821,302
Total/ Weighted Average (6)		3.55%				$2,029,510		$2,269,922

(1)	Other than the $35.0 Million Mortgage Note, all of Piedmont’s outstanding debt as of December 31, 2015 and 2014 is interest-only.

(2)	Property collateralized pool includes 1430 Enclave Parkway in Houston, Texas, Windy Point I & II in Schaumburg, Illinois, and 1055 East Colorado Boulevard in Pasadena, California.

(3)	The $125.0 Million Fixed-Rate Loan was repaid in full on January 4, 2016.

(4)
The $35 Million Mortgage Note has a contractual fixed rate of 5.55%; however, the amortization of the premium recorded in order to adjust the note to its estimated fair value, results in an effective interest rate of 3.75%.

(5)
The $160 Million Fixed-Rate Loan has a fixed coupon rate of 3.48%; however, after consideration of the impact of settled interest rate swap agreements, the effective interest rate on this debt is 3.58%.

(6)	Weighted average is based on the contractual balance of outstanding debt and interest rates in the table as of December 31, 2015.

(7)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.125% as of December 31, 2015) over the selected rate based on Piedmont's current credit rating. The principal balance as of December 31, 2015 consisted of the 30-day LIBOR rate of 0.24% (subject to the additional spread mentioned above).

(8)
The $300 Million Unsecured 2013 Term Loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78%.

(9)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.00% as of December 31, 2015) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of December 31, 2015 consists of 30-day LIBOR draws at an average rate of 0.39% (subject to the additional spread mentioned above). Further, for the year ended December 31, 2015, Piedmont incurred net repayments of approximately $413.0 million on its outstanding line of credit.

(10)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

(11)
The $300 Million Unsecured 2011 Term Loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 2.39% through November 22, 2016 and to 3.35% from November 22, 2016 to January 15, 2020.

(12)
The $350 Million Senior Notes have a fixed coupon rate of 3.40%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 3.45%. After consideration of the impact of settled interest rate swap agreements, in addition to the issuance discount, the effective interest rate on this debt is 3.43%.

(13)
The $400 Million Senior Notes have a fixed coupon rate of 4.45%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 4.48%. After consideration of the impact of settled interest rate swap agreements, in addition to the issuance discount, the effective interest rate on this debt is 4.10%.

A summary of the aggregate maturities of Piedmont’s indebtedness as of December 31, 2015, is provided below (in thousands):

2016	$168,314	(1)
2017	140,908
2018	170,960
2019	322,014	(2)
2020	301,072
Thereafter	937,702
Total	$2,040,970

(1)	Includes the balance of the $125.0 Million Fixed-Rate Loan which was repaid in full on January 4, 2016.

(2)
Includes the balance outstanding as of December 31, 2015 of the $500 Million Unsecured 2015 Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

Piedmont’s weighted-average interest rate as of December 31, 2015 and 2014, for aforementioned borrowings was approximately 3.55% and 3.35%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements of approximately $76.4 million, $72.1 million, and $69.8 million during the years ended December 31, 2015, 2014, and 2013, respectively.

6.    Variable Interest Entities and Equity Participation Rights

Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity must consolidate the VIE. Each of the following VIEs has the sole purpose of holding land and office buildings and their resulting operations, and are classified in the accompanying consolidated balance sheets in the same manner as Piedmont’s wholly-owned properties.

A summary of Piedmont’s interests in, and consolidation treatment of, its VIEs and their related carrying values as of December 31, 2015 and 2014 is as follows, (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of December 31, 2015	Net Carrying Amount as of December 31, 2014	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(7.4)	$(2.8)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street N.W. Associates, LLC	49.5%	1225 Eye Street	Consolidated	$3.8	$(1.1)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$251.4	$245.3
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to 100% of the economic benefits of the property until such returns are met.

Piedmont TownPark Land, LLC	100%	Land Parcel Adjacent to 400 and 500 TownPark	Consolidated	$6.0	$7.9
The equity participation and service fee agreement includes equity participation rights for the third party manager if certain defined events occur and certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such events occur and returns are achieved.

Medici Atlanta, LLC, 400 TownPark, LLC, and Suwanee Gateway One, LLC previously had equity participation agreements outstanding; however, during the year ended December 31, 2014, the equity participation conditions for Medici Atlanta, LLC were met, and the minority interest was reclassified to mezzanine equity through a reduction to additional paid in capital. Subsequently, the redemption option contained in the equity participation agreement was exercised, and Piedmont paid $4.0 million to settle this redemption option, thereby eliminating the ongoing third party interest. Additionally, during the year ended December 31, 2015, Piedmont exercised its right to terminate the equity participation rights agreements related to 400 TownPark, LLC and Suwanee Gateway One, LLC, without payment of any consideration.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of December 31, 2015, Piedmont was party to various interest rate swap agreements which fully hedge the variable cash flows associated with all of its outstanding unsecured, variable-rate debt, other than the $500 Million Unsecured 2015 Line of Credit and the $170 Million Unsecured 2015 Term Loan. During the year ended December 31, 2015, Piedmont settled various forward starting swaps with a total notional value of $250 million in conjunction with the issuance of the $160 Million Fixed-Rate Loan (see Note 5) for a net loss totaling $1.3 million, of which approximately $0.1 million was expensed immediately upon termination. The remaining loss was recorded as accumulated other comprehensive income and is being amortized as an increase to interest expense over the seven-year term of the $160 Million Fixed-Rate Loan. Additionally, during the year ended December 31, 2015, Piedmont favorably settled four forward starting interest rate swaps with a total notional value of $250 million and recorded the net settlement value of approximately $0.1 million as an offsetting component to interest expense in the accompanying consolidated statements of income, as it is unlikely that Piedmont will issue debt within the timing prescribed by the forward starting swap agreements. This gain on settlement of swaps includes a charge for costs incurred to establish the swaps at inception. Piedmont continues to hold forward starting interest rate swap agreements related to the $300 Million Unsecured 2011 Term Loan and the maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 48 months.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2015 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	4	$300 Million Unsecured 2011 Term Loan	$300	11/22/2011	11/22/2016
Interest rate swaps	4	$300 Million Unsecured 2013 Term Loan	200	1/30/2014	1/31/2019
Interest rate swaps	2	$300 Million Unsecured 2013 Term Loan	100	8/29/2014	1/31/2019
Forward starting interest rate swaps	3	$300 Million Unsecured 2011 Term Loan	300	11/22/2016	1/15/2020
Total			$900

Piedmont has elected to present its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2015 and 2014, respectively, is as follows (in thousands):

Interest rate swaps classified as:	2015	2014
Gross derivative assets	$—	$430
Gross derivative liabilities	(9,993)	(6,417)
Net derivative liability	$(9,993)	$(5,987)

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the estimated fair value of these derivatives is recorded in other comprehensive income ("OCI") and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. In addition, in conjunction with the issuance of various unsecured notes during the three years ended December 31, 2015, Piedmont settled various forward starting swap agreements for gains/losses which were recorded as accumulated other comprehensive income and are being amortized as an offset to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). Piedmont classifies cash flows from the settlement of hedging derivative instruments in the same category as the underlying exposure which is being hedged. As the settlements were the result of hedging Piedmont's exposure to interest rate changes and their effect on interest expense, they are classified as operating cash flows in the accompanying consolidated statements of cash flows.

The effective portion of Piedmont's interest rate derivatives, including the gain/(loss) on settlement of forward swaps described above, that was recorded in the accompanying consolidated statements of income for the years ended December 31, 2015, 2014, and 2013, respectively, was as follows (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships	2015	2014	2013
Amount of gain/(loss) recognized in OCI on derivatives	$(12,509)	$(17,122)	$24,312
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$5,875	$5,145	$3,126

Piedmont estimates that an additional $3.3 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. Piedmont recognized approximately $37,000, $0, and $0 of net gain/(loss) related to hedge ineffectiveness and terminations of its cash flow hedges during the years ended December 31, 2015, 2014, and 2013, respectively.

Additionally, see Note 8 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $10.3 million as of December 31, 2015. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

8.    Fair Value Measurements

Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2015 and 2014, respectively (in thousands):

	2015			2014
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$5,441	$5,441	Level 1	$12,306	$12,306	Level 1
Tenant receivables, net (1)	$26,339	$26,339	Level 1	$27,711	$27,711	Level 1
Notes receivable (1)	$45,400	$45,400	Level 1	$—	$—	Level 1
Restricted cash and escrows (1)	$5,174	$5,174	Level 1	$5,679	$5,679	Level 1
Interest rate swap asset	$—	$—	Level 2	$430	$430	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$13,188	$13,188	Level 1	$14,395	$14,395	Level 1
Interest rate swap liability	$9,993	$9,993	Level 2	$6,417	$6,417	Level 2
Debt	$2,029,510	$2,039,139	Level 2	$2,269,922	$2,314,020	Level 2

(1)	For the periods presented, the carrying value approximates estimated fair value due to its short-term maturity.

Piedmont's debt was carried at book value as of December 31, 2015 and 2014; however, Piedmont's estimate of its estimated fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 7, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2015 and 2014. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2015 and 2014, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

9.    Impairment of Certain Real Estate Assets

In conjunction with the sale of various properties, Piedmont recorded the following impairment charges for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Impairment losses included in Continuing Operations:
Impairment losses included in real estate operating expenses:
Eastpoint I & II (1)	$5,354	$—	$—
2 Gatehall Drive (1)	34,815	—	—
Total impairment losses recorded in real estate operating expenses	$40,169	$—	$—
Impairment losses included as Equity in Income/(Loss) of Unconsolidated Joint Ventures:
Piedmont's Investment in Fund XIII and REIT Join Venture (at Piedmont's approximate 72% ownership) (2)	$—	$—	$4,402
Impairment losses recorded in Discontinued Operations:
11107 and 11109 Sunset Hills Road (1)	$—	$—	$1,242
1111 Durham Avenue (1)	—	—	6,402
Total impairment losses recorded in discontinued operations	$—	$—	$7,644

(1)
Impairment loss recognized as a result of reclassifying the asset from real estate assets held-for-use (at cost) to real estate assets held for sale (at estimated fair value). The fair value measurement used in the evaluation was the contracted sales price, less estimated selling costs and is considered to be a Level 1 valuation within the GAAP fair value hierarchy.

(2)
Impairment loss recognized as a result of an “other than temporary” decline in the value of an equity method investment. The fair value measurement used to calculate the impairment loss approximated an unconsummated offer from an unrelated third-party purchaser and is considered to be a Level 3 valuation within the GAAP fair value hierarchy.

10.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”); and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of December 31, 2015, commitments for funding potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $40.4 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of December 31, 2015, commitments for incremental capital expenditures for tenant improvements associated with new and existing leases totaled approximately $36.9 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded reductions in reimbursement revenues related to such tenant audits/disputes of approximately $0.4 million, $0.6 million and $1.2 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Letters of Credit
As of December 31, 2015, Piedmont was subject to a letter of credit of approximately $0.4 million, which reduced the total outstanding capacity under its $500 Million Unsecured 2015 Line of Credit. However, this letter of credit agreement expired on January 7, 2016.

Operating Lease Obligations

As of December 31, 2015, the 2001 NW 64th Street building in Ft. Lauderdale, Florida was subject to a ground lease with an expiration date in 2048. The aggregate payment required under the terms of this operating lease as of December 31, 2015 are presented below (in thousands):

2016	$93
2017	93
2018	93
2019	93
2020	93
Thereafter	2,532
Total	$2,997

Ground rent expense was approximately $0.2 million, $0.5 million, and $0.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the real estate assets of the related office buildings subject to operating ground leases was approximately $5.0 million and $20.6 million as of December 31, 2015 and 2014, respectively. Ground rent expense for 2015 and 2014, as well as the net book value of the real estate assets of the related office buildings subject to operating ground leases for 2014 includes the River Corporate Center building located in Tempe, Arizona, which was sold in April 2015. Additionally, ground rent expense for 2013 includes the 8700 South Price Road building located in Tempe, Arizona, which was subject to a ground lease, and was sold in December 2013.

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

A rollforward of Piedmont's deferred stock award activity for the year ended December 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Deferred Stock Awards as of December 31, 2014	506,404	$18.12
Deferred Stock Awards Granted	299,360	$17.59
Increase in Estimated Potential Future Performance Share Awards	398,615	$18.62
Deferred Stock Awards Vested	(235,408)	$17.96
Deferred Stock Awards Forfeited	(9,525)	$18.08
Unvested Deferred Stock Awards as of December 31, 2015	959,446	$18.67

The following table provides additional information regarding stock award activity during the years ended December 31, 2015, 2014, and 2013 (in thousands except for per share data):

	2015	2014	2013
Weighted-Average Grant Date Fair Value for Shares Granted (per share)	$17.59	$17.78	$19.47
Total Grant Date Fair Value of Shares Vested	$4,239	$3,353	$3,957
Share-based Liability Awards Paid (1)	$—	$—	$103

(1)	Amounts reflect the issuance of performance share awards during the period.

A detail of Piedmont’s outstanding employee deferred stock awards as of December 31, 2015 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of December 31, 2015
April 2, 2013	Deferred Stock Award	118,174	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on April 2, 2014, 2015, and 2016, respectively.	37,084
April 2, 2013	Fiscal Year 2013-2015 Performance Share Program	—	$18.91	Estimated shares, if awarded, will vest immediately upon determination of award in 2016.	53,287	(2)
January 3, 2014	Deferred Stock Award	95,476	$16.45	Of the shares granted, 20% will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	82,673
May 9, 2014	Deferred Stock Award	162,517	$18.47	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on May 9, 2015, 2016, and 2017, respectively.	93,659
May 9, 2014	Fiscal Year 2014-2016 Performance Share Program	—	$22.00	Estimated shares, if awarded, will vest immediately upon determination of award in 2017.	143,857	(2)
May 1, 2015	Deferred Stock Award	271,970	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on May 1, 2016, 2017, and 2018, respectively.	218,971
May 1, 2015	Fiscal Year 2015-2017 Performance Share Program	—	$18.42	Estimated shares, if awarded, will vest immediately upon determination of award in 2018.	329,915	(2)
Total					959,446

(1)	Amounts reflect the total grant to employees, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2015.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through December 31, 2015. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the years ended December 31, 2015, 2014, and 2013, Piedmont recognized approximately $8.9 million, $5.3 million and $3.1 million of compensation expense related to stock awards, of which approximately $7.0 million, $3.8 million and $2.0 million, related to the amortization of nonvested shares, respectively. During the year ended December 31, 2015, a total of 167,822 shares were issued to employees, directors and officers. As of December 31, 2015, approximately $3.4 million of unrecognized compensation cost related to nonvested, annual deferred stock awards remained, which Piedmont will record in its statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013, as well as common stock issued and outstanding as of the end of the respective periods (in thousands):

	2015	2014	2013
Weighted-average common shares—basic	150,538	154,452	165,013
Plus incremental weighted-average shares resulting from the assumed conversion of time-vested restricted stock awards	342	133	124
Weighted-average common shares—diluted	150,880	154,585	165,137

Common stock issued and outstanding as of period end	145,512	154,324	157,461

13.    Operating Leases

Piedmont’s real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease term, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Piedmont retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant; however, generally they are not significant. Exposure to credit risk is limited to the extent that tenant receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

As of December 31, 2015, slightly under 80% of our ALR (unaudited) was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, and Washington, D.C. Furthermore, approximately 8.4% of Piedmont's Annualized Lease Revenue (unaudited) is generated from federal governmental agencies.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases, excluding unconsolidated joint ventures, as of December 31, 2015, is presented below (in thousands):

Years ending December 31:
2016	$408,683
2017	407,955
2018	386,815
2019	345,677
2020	305,879
Thereafter	1,445,767
Total	$3,300,776

14.    Property Dispositions, Assets Held for Sale, and Discontinued Operations

Property Dispositions

Since the adoption of ASU 2014-08 on April 1, 2014, none of Piedmont's property dispositions met the criteria to be reported as discontinued operations. The operational results for properties sold since April 1, 2014 for periods prior to their sale date are presented as continuing operations in the accompanying consolidated statements of income, and the gain on sale is presented separately in the consolidated statements of income unless otherwise indicated below. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
2020 West 89th Street	Leawood, Kansas	May 19, 2014	$1,132	$5,515
Two Park Center (1)	Hoffman Estates, Illinois	May 29, 2014	$(169)	$6,017
3900 Dallas Parkway	Plano, Texas	January 30, 2015	$10,073	$25,803
5601 Headquarters Drive	Plano, Texas	April 28, 2015	$7,959	$33,326
River Corporate Center	Tempe, Arizona	April 29, 2015	$5,297	$24,223
Copper Ridge Center	Lyndhurst, New Jersey	May 1, 2015	$13,731	$4,972	(2)
Eastpoint I & II	Mayfield Heights, Ohio	July 28, 2015	$(177)	$17,342
3750 Brookside Parkway	Alpharetta, Georgia	August 10, 2015	$1,406	$13,624
Chandler Forum	Chandler, Arizona	September 1, 2015	$15,506	$32,267
Aon Center	Chicago, Illinois	October 29, 2015	$114,264	$646,243
2 Gatehall Drive	Parsippany, New Jersey	December 21, 2015	$178	$50,369

(1)	Property was owned as part of the unconsolidated joint venture, Fund XIII and REIT Joint Venture. As such, the loss on sale was presented as equity in income/(loss) of unconsolidated joint ventures.

(2)
As part of the transaction, Piedmont accepted a 8.45% interest bearing, secured promissory note from the buyer for the remaining $45.4 million owed on the sale. During the year ended December 31, 2015, the purchaser exercised the first of two, six month extension options, extending the maturity date of the note receivable to June 30, 2016.

Assets Held for Sale

As of December 31, 2015, Piedmont does not have any assets which meet the criteria to be classified as held for sale. For comparative purposes, properties that met the criteria to be presented as held for sale as of March 31, 2015, June 30, 2015, or September 30, 2015 have been re-classified as held for sale as of December 31, 2014. Those properties included the 3900 Dallas Parkway building (sold on January 30, 2015), the Eastpoint I & II buildings (sold on July 28, 2015), the 3750 Brookside Parkway building in Alpharetta, Georgia (sold on August 10, 2015), and the Aon Center building in Chicago, Illinois (sold on October 29, 2015). Details of amounts held for sale as of December 31, 2014 are presented below (in thousands):

	December 31, 2015	December 31, 2014
Real estate assets held for sale, net:
Land	$—	$29,763
Building and improvements, less accumulated depreciation of $208,408 as of December 31, 2014	—	495,622
Construction in progress	—	1,502
Total real estate assets held for sale, net	$—	$526,887

Other assets held for sale, net:
Straight-line rent receivables	$—	$23,464
Prepaid expenses and other assets	—	2,164
Deferred lease costs, less accumulated amortization of $14,866 as of December 31, 2014	—	51,648
Total other assets held for sale, net	$—	$77,276

Other liabilities held for sale, net:
Intangible lease liabilities, less accumulated amortization of $2,335 as of December 31, 2014	$—	$717

Discontinued Operations

Asset disposals previously classified as, and that continue to be reported as, discontinued operations for the years ended December 31, 2014, and 2013 are as follows (in thousands):

Building Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
1111 Durham Avenue	South Plainfield, New Jersey	March 28, 2013	$(9)	$3,752
1200 Enclave Parkway	Houston, Texas	May 1, 2013	$16,246	$45,552
350 Spectrum Loop	Colorado Springs, Colorado	November 1, 2013	$7,959	$29,676
8700 South Price Road	Tempe, Arizona	December 30, 2013	$7,087	$16,682
11107 and 11109 Sunset Hills Road	Reston, Virginia	March 19, 2014	$(102)	$22,326
1441 West Long Lake Road	Troy, Michigan	April 30, 2014	$562	$7,202
4685 Investment Drive	Troy, Michigan	April 30, 2014	$747	$11,198

Details comprising income from discontinued operations are presented below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$19	$1,365	$9,260
Tenant reimbursements	64	125	1,069
Property management fee revenue	—	1	—
	83	1,491	10,329
Expenses:
Property operating costs	(1)	225	4,100
Depreciation	—	83	2,585
Amortization	—	223	770
General and administrative	—	—	4
	(1)	531	7,459
Other income (expense):
Other income/(expense)	—	(6)	10
Net casualty recoveries	—	—	17
	—	(6)	27
Operating income, excluding impairment loss and gain/(loss) on sale of real estate assets	84	954	2,897
Impairment loss	—	—	(7,644)
Gain/(loss) on sale of real estate assets	(1)	1,198	31,292
Income from discontinued operations	$83	$2,152	$26,545

15.    Supplemental Disclosures of Noncash Activities

Certain noncash investing and financing activities for the years ended December 31, 2015, 2014, and 2013 (in thousands) are outlined below:

	2015	2014	2013
Accrued capital expenditures and deferred lease costs	$20,630	$19,896	$12,460
Escrowed cash from prior year applied to acquisitions in the current year	$(5,050)	$—	$—
Change in accrued share repurchases as part of an announced plan	$—	$(2,006)	$1,718

16.    Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2015, 2014, and 2013, is calculated as follows (in thousands):

	2015	2014	2013
GAAP basis financial statement net income	$172,990	$43,348	$98,728
Increase (decrease) in net income resulting from:
Expenses for income tax purposes in excess of amounts for financial reporting purposes related to fixed assets	(1,717)	50,810	42,374
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(12,123)	(28,504)	(25,964)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(4,614)	(4,705)	(4,701)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(82,047)	(29,558)	(35,153)
Taxable income (loss) of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	2,491	(468)	—
Other expenses, including impairment loss on real estate assets, for financial reporting purposes in excess of amounts for income tax purposes	51,293	5,727	9,045
Income tax basis net income, prior to dividends paid deduction	$126,273	$36,650	$84,329

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2015	2014	2013
Ordinary income	31.75%	29.32%	63.88%
Return of capital	—%	70.68%	35.93%
Capital gains	68.25%	—%	0.19%
	100%	100%	100%

At December 31, 2015 and 2014, the tax basis carrying value of Piedmont’s total assets was approximately $4.2 billion and $4.6 billion, respectively.

Accrued interest and penalties related to uncertain tax positions are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets and the tax liability recorded, including the interest and penalties, was approximately $3.8 million as of December 31, 2015 and 2014. Piedmont recorded no additional expense during the years ended December 31, 2015, 2014, and 2013, respectively, related to such positions; however, Piedmont did reduce its potential liability and related indemnity receivable by approximately $2.9 million during the year ended December 31, 2014. The tax years 2012 to 2015 remain open to examination by various federal and state taxing authorities.

17.    Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014, is presented below (in thousands, except per-share data):

	2015
	First	Second	Third	Fourth
Revenues	$149,759	$146,734	$148,815	$139,461
Real estate operating income/(loss)	$28,214	$20,824	$(1,133)	$28,938
Income/(loss) from continuing operations	$9,176	$3,372	$(19,027)	$11,164
Income/(loss) from discontinued operations	$—	$(3)	$14	$72
Net income/(loss) attributable to Piedmont	$19,245	$29,976	$(1,875)	$125,644
Basic and diluted earnings/(loss) per share	$0.12	$0.20	$(0.01)	$0.84
Dividends per share	$0.21	$0.21	$0.21	$0.21

	2014
	First	Second	Third	Fourth
Revenues	$136,320	$138,580	$144,641	$146,711
Real estate operating income	$25,277	$26,556	$27,199	$28,789
Income from continuing operations	$9,037	$9,325	$9,150	$12,567
Income/(loss) from discontinued operations	$360	$1,818	$16	$(42)
Net income attributable to Piedmont	$9,393	$12,279	$9,162	$12,514
Basic and diluted earnings per share	$0.06	$0.08	$0.06	$0.08
Dividends per share	$0.20	$0.20	$0.20	$0.21

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

Condensed Consolidated Balance Sheets
As of December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$64,218	$—	$621,632	$—	$685,850
Buildings and improvements, less accumulated depreciation	336,897	—	2,567,706	(300)	2,904,303
Intangible lease assets, less accumulated amortization	1,268	—	83,395	—	84,663
Construction in progress	255	—	20,735	—	20,990
Total real estate assets	402,638	—	3,293,468	(300)	3,695,806
Investments in and amounts due from unconsolidated joint ventures	7,577	—	—	—	7,577
Cash and cash equivalents	2,174	150	3,117	—	5,441
Tenant and straight-line receivables, net	28,467	—	149,994	—	178,461
Advances to affiliates	6,073,606	1,251,530	—	(7,325,136)	—
Investment in subsidiary	—	3,752,523	186	(3,752,709)	—
Notes receivable	134,750	—	23,890	(113,240)	45,400
Prepaid expenses, restricted cash, escrows, and other assets	7,157	—	24,118	(1,258)	30,017
Goodwill	180,097	—	—	—	180,097
Deferred lease costs, net	24,634	—	267,102	—	291,736
Total assets	$6,861,100	$5,004,203	$3,761,875	$(11,192,643)	$4,434,535
Liabilities:
Debt	$1,552,007	$—	$590,743	$(113,240)	$2,029,510
Accounts payable, accrued expenses, and accrued capital expenditures	18,954	580	110,189	(1,258)	128,465
Advances from affiliates	580,526	5,033,266	1,788,840	(7,402,632)	—
Deferred income	5,905	—	21,365	—	27,270
Intangible lease liabilities, net	—	—	42,853	—	42,853
Interest rate swaps	9,993	—	—	—	9,993
Total liabilities	2,167,385	5,033,846	2,553,990	(7,517,130)	2,238,091
Stockholders’ Equity:
Common stock	—	1,455	—	—	1,455
Additional paid-in capital	3,748,524	3,672,849	1,314	(3,752,710)	3,669,977
Cumulative distributions in excess of earnings	943,530	(3,703,947)	1,205,546	77,197	(1,477,674)
Other comprehensive loss	1,661	—	—	—	1,661
Piedmont stockholders’ equity	4,693,715	(29,643)	1,206,860	(3,675,513)	2,195,419
Noncontrolling interest	—	—	1,025	—	1,025
Total stockholders’ equity	4,693,715	(29,643)	1,207,885	(3,675,513)	2,196,444
Total liabilities and stockholders’ equity	$6,861,100	$5,004,203	$3,761,875	$(11,192,643)	$4,434,535

Condensed Consolidated Balance Sheets
As of December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$77,125	$—	$597,429	$—	$674,554
Buildings and improvements, less accumulated depreciation	414,515	—	2,327,368	(300)	2,741,583
Intangible lease assets, less accumulated amortization	1,812	—	68,365	—	70,177
Construction in progress	1,345	—	60,546	—	61,891
Real estate assets held for sale, net	46,354	—	480,533	—	526,887
Total real estate assets	541,151	—	3,534,241	(300)	4,075,092
Investments in and amounts due from unconsolidated joint ventures	7,798	—	—	—	7,798
Cash and cash equivalents	8,143	1,790	2,373	—	12,306
Tenant and straight-line rent receivables, net	35,363	—	139,184	—	174,547
Advances to affiliates	6,084,243	1,282,443	—	(7,366,686)	—
Investment in subsidiary	—	3,878,811	192	(3,879,003)	—
Notes receivable	161,350	—	23,890	(185,240)	—
Prepaid expenses, restricted cash, escrows, and other assets	10,897	—	21,392	(954)	31,335
Goodwill	180,097	—	—	—	180,097
Interest rate swaps	430	—	—	—	430
Deferred lease costs, net	29,696	—	199,257	—	228,953
Other assets held for sale, net	4,798	—	72,478	—	77,276
Total assets	$7,063,966	$5,163,044	$3,993,007	$(11,432,183)	$4,787,834
Liabilities:
Debt	$1,845,192	$—	$609,970	$(185,240)	$2,269,922
Accounts payable, accrued expenses, and accrued capital expenditures	19,403	465	115,074	(954)	133,988
Advances from affiliates	376,122	4,909,362	2,138,140	(7,423,624)	—
Deferred income	4,998	—	17,217	—	22,215
Intangible lease liabilities, net	—	—	42,560	—	42,560
Interest rate swaps	6,417	—	—	—	6,417
Other liabilities held for sale, net	—	—	717	—	717
Total liabilities	2,252,132	4,909,827	2,923,678	(7,609,818)	2,475,819
Stockholders’ Equity:
Common stock	—	1,543	—	—	1,543
Additional paid-in capital	3,874,757	3,670,236	192	(3,879,003)	3,666,182
Cumulative distributions in excess of earnings	928,776	(3,418,562)	1,067,528	56,638	(1,365,620)
Other comprehensive loss	8,301	—	—	—	8,301
Piedmont stockholders’ equity	4,811,834	253,217	1,067,720	(3,822,365)	2,310,406
Noncontrolling interest	—	—	1,609	—	1,609
Total stockholders’ equity	4,811,834	253,217	1,069,329	(3,822,365)	2,312,015
Total liabilities and stockholders’ equity	$7,063,966	$5,163,044	$3,993,007	$(11,432,183)	$4,787,834

Condensed Consolidated Statements of Income
For the year ended December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$67,317	$—	$404,460	$(2,905)	$468,872
Tenant reimbursements	13,340	—	100,955	(414)	113,881
Property management fee revenue	—	—	17,801	(15,785)	2,016
	80,657	—	523,216	(19,104)	584,769
Expenses:
Property operating costs	36,358	—	225,428	(19,786)	242,000
Depreciation	20,891	—	113,612	—	134,503
Amortization	4,598	—	56,288	—	60,886
Impairment loss on real estate assets	5,354	—	34,815	—	40,169
General and administrative	29,667	341	35,923	(35,563)	30,368
	96,868	341	466,066	(55,349)	507,926
Real estate operating income/(loss)	(16,211)	(341)	57,150	36,245	76,843
Other income (expense):
Interest expense	(51,704)	—	(33,540)	11,246	(73,998)
Interest income and other income	12,600	—	211	(11,246)	1,565
Net recoveries/(loss) from casualty events and litigation settlements	23	—	(301)	—	(278)
Equity in income of unconsolidated joint ventures	553	—	—	—	553
	(38,528)	—	(33,630)	—	(72,158)
Income/(loss) from continuing operations	(54,739)	(341)	23,520	36,245	4,685
Discontinued operations:
Operating income	15	—	69	—	84
Loss on sale of real estate assets	(1)	—	—	—	(1)
Income from discontinued operations	14	—	69	—	83
Gain on sale of real estate assets	53,795	—	114,442	—	168,237
Net income/(loss)	(930)	(341)	138,031	36,245	173,005
Less: Net income attributable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) attributable to Piedmont	$(930)	$(341)	$138,016	$36,245	$172,990

Condensed Consolidated Statements of Income
For the year ended December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$72,843	$—	$386,995	$(5,203)	$454,635
Tenant reimbursements	16,566	—	93,516	(534)	109,548
Property management fee revenue	—	—	16,516	(14,447)	2,069
	89,409	—	497,027	(20,184)	566,252
Expenses:
Property operating costs	42,626	—	217,786	(20,976)	239,436
Depreciation	23,512	—	115,084	—	138,596
Amortization	4,754	—	51,825	—	56,579
General and administrative	23,230	300	28,232	(27,942)	23,820
	94,122	300	412,927	(48,918)	458,431
Real estate operating income/(loss)	(4,713)	(300)	84,100	28,734	107,821
Other income (expense):
Interest expense	(47,355)	—	(39,625)	12,534	(74,446)
Interest income and other income	11,944	—	652	(12,534)	62
Net recoveries from casualty events and litigation settlements	1,322	1,479	4,191	—	6,992
Equity in loss of unconsolidated joint ventures	(350)	—	—	—	(350)
	(34,439)	1,479	(34,782)	—	(67,742)
Income/(loss) from continuing operations	(39,152)	1,179	49,318	28,734	40,079
Discontinued operations:
Operating income	913	—	41	—	954
Gain on sale of real estate assets	450	—	748	—	1,198
Income from discontinued operations	1,363	—	789	—	2,152
Gain on sale of real estate assets	—	—	1,132	—	1,132
Net income/(loss)	(37,789)	1,179	51,239	28,734	43,363
Less: Net income attributable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) attributable to Piedmont	$(37,789)	$1,179	$51,224	$28,734	$43,348

Condensed Consolidated Statements of Income
For the year ended December 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$72,911	$—	$375,477	$(5,282)	$443,106
Tenant reimbursements	16,292	—	88,381	(420)	104,253
Property management fee revenue	—	—	15,360	(13,109)	2,251
	89,203	—	479,218	(18,811)	549,610
Expenses:
Property operating costs	39,602	—	200,503	(19,326)	220,779
Depreciation	22,351	—	98,629	—	120,980
Amortization	5,070	—	40,020	—	45,090
General and administrative	21,009	337	24,927	(24,392)	21,881
	88,032	337	364,079	(43,718)	408,730
Real estate operating income/(loss)	1,171	(337)	115,139	24,907	140,880
Other income (expense):
Interest expense	(22,242)	—	(63,900)	12,559	(73,583)
Interest income and other income/(expense)	10,630	164	(571)	(12,559)	(2,336)
Net recoveries from casualty events and litigation settlements	683	—	11,128	—	11,811
Equity in loss of unconsolidated joint ventures	(3,676)	—	—	—	(3,676)
Loss on consolidation	(898)	—	—	—	(898)
	(15,503)	164	(53,343)	—	(68,682)
Income/(loss) from continuing operations	(14,332)	(173)	61,796	24,907	72,198
Discontinued operations:
Operating income	2,312	—	585	—	2,897
Impairment loss on real estate assets	(7,644)	—	—	—	(7,644)
Gain on sale of real estate assets	15,046	—	16,246	—	31,292
Income from discontinued operations	9,714	—	16,831	—	26,545
Net income/(loss)	(4,618)	(173)	78,627	24,907	98,743
Less: Net income attributable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) attributable to Piedmont	$(4,618)	$(173)	$78,612	$24,907	$98,728

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by/(used in) Operating Activities	$(27,077)	$2,989	$205,177	$36,245	$217,334

Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles and capitalized expenditures, net of accruals	(12,203)	—	(489,241)	—	(501,444)
Intercompany note receivable	72,000	—	—	(72,000)	—
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	(4,000)	—	(4,000)
Net sales proceeds from wholly-owned properties	151,557	—	696,612	—	848,169
Deferred lease costs paid	(3,792)	—	(33,891)	—	(37,683)
Net cash provided by investing activities	207,562	—	169,480	(72,000)	305,042
Cash Flows from Financing Activities:
Debt issuance costs paid	(575)	—	(506)	—	(1,081)
Proceeds from debt	1,142,577	—	159,281	—	1,301,858
Repayments of debt	(1,438,000)	—	(106,301)		(1,544,301)
Intercompany note payable	—	—	(72,000)	72,000	—
Costs of issuance of common stock	—	(326)	—	—	(326)
Repurchases of common stock as part of announced plan	—	(158,860)	—	—	(158,860)
Intercompany distributions	109,544	281,073	(354,372)	(36,245)	—
Dividends paid and discount on dividend reinvestments	—	(126,516)	(15)	—	(126,531)
Net cash used in financing activities	(186,454)	(4,629)	(373,913)	35,755	(529,241)
Net increase/(decrease) in cash and cash equivalents	(5,969)	(1,640)	744	—	(6,865)
Cash and cash equivalents, beginning of year	8,143	1,790	2,373	—	12,306
Cash and cash equivalents, end of year	$2,174	$150	$3,117	$—	$5,441

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$5,448	$2,813	$178,889	$28,733	$215,883

Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles and capitalized expenditures, net of accruals	(23,541)	—	(267,918)	—	(291,459)
Intercompany note receivable	650	—	—	(650)	—
Net sales proceeds from wholly-owned properties	29,519	—	16,713	—	46,232
Net sales proceeds received from unconsolidated joint ventures	6,017	—	—	—	6,017
Investments in unconsolidated joint ventures	(42)	—	—	—	(42)
Deferred lease costs paid	(4,472)	—	(23,222)	—	(27,694)
Net cash provided by/(used in) investing activities	8,131	—	(274,427)	(650)	(266,946)
Cash Flows from Financing Activities:
Debt issuance costs paid	(1,294)	—	—	—	(1,294)
Proceeds from debt	1,052,527	—	—	—	1,052,527
Repayments of debt	(238,000)	—	(575,702)	—	(813,702)
Discount due to loan modification	(1,135)	—	—	—	(1,135)
Intercompany note payable	—	—	(650)	650	—
Repurchases of common stock as part of announced plan	—	(54,802)	—	—	(54,802)
Intercompany distributions	(820,795)	178,812	670,716	(28,733)	—
Dividends paid and discount on dividend reinvestments	—	(125,183)	(15)	—	(125,198)
Net cash provided by/(used in) financing activities	(8,697)	(1,173)	94,349	(28,083)	56,396
Net increase/(decrease) in cash and cash equivalents	4,882	1,640	(1,189)	—	5,333
Cash and cash equivalents, beginning of year	3,261	150	3,562	—	6,973
Cash and cash equivalents, end of year	$8,143	$1,790	$2,373	$—	$12,306

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2013
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$15,327	$1,853	$172,992	$24,907	$215,079

Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles and capitalized expenditures, net of accruals	(10,382)	—	(532,088)	300	(542,170)
Intercompany note receivable	—	500	—	(500)	—
Cash assumed upon consolidation of variable interest entity	18,045	—	(32,287)	—	(14,242)
Net sales proceeds from wholly-owned properties	50,118	—	45,553	—	95,671
Investments in unconsolidated joint ventures	(793)	—	—	—	(793)
Deferred lease costs paid	(10,980)	—	(23,318)	—	(34,298)
Net cash provided by/(used in) investing activities	46,008	500	(542,140)	(200)	(495,832)
Cash Flows from Financing Activities:
Debt issuance costs paid	(4,892)	—	—	—	(4,892)
Proceeds from debt	1,085,604	—	—	—	1,085,604
Repayments of debt	(500,000)	—	—	—	(500,000)
Intercompany note payable	—	—	(500)	500	—
Net costs of issuance of common stock	—	(91)	—	—	(91)
Repurchases of common stock as part of announced plan	—	(173,551)	—	—	(173,551)
Intercompany distributions	(701,071)	303,486	422,792	(25,207)	—
Dividends paid and discount on dividend reinvestments	—	(132,286)	(15)	—	(132,301)
Net cash provided by/(used in) financing activities	(120,359)	(2,442)	422,277	(24,707)	274,769
Net increase/(decrease) in cash and cash equivalents	(59,024)	(89)	53,129	—	(5,984)
Cash and cash equivalents, beginning of year	62,285	239	(49,567)	—	12,957
Cash and cash equivalents, end of year	$3,261	$150	$3,562	$—	$6,973

19.    Subsequent events

Declaration of Dividend for the First Quarter 2016

On February 4, 2016, the board of directors of Piedmont declared dividends for the first quarter 2016 in the amount of $0.21 per share on its common stock to stockholders of record as of the close of business on February 26, 2016. Such dividends are to be paid on March 18, 2016.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2015
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
1430 ENCLAVE PARKWAY	Houston, TX	100%	32,100 (e)	7,100	37,915	45,015	2,051	5,506	41,560	47,066	17,381	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	7,039	8,021	51,872	59,893	20,447	2000	12/21/2000	0	-	40
1200 CROWN COLONY DRIVE	Quincy, MA	100%	None	11,042	40,666	51,708	3,507	11,042	44,173	55,215	17,049	1990	7/30/2001	0	-	40
5601 HIATUS ROAD	Tamarac, FL	100%	None	3,642	10,404	14,046	1,722	3,642	12,126	15,768	5,127	2001	12/21/2001	0	-	40
WINDY POINT I	Schaumburg, IL	100%	23,400 (e)	4,537	31,847	36,384	2,781	4,537	34,628	39,165	12,708	1999	12/31/2001	0	-	40
WINDY POINT II	Schaumburg, IL	100%	40,300 (e)	3,746	55,026	58,772	16,697	3,746	71,723	75,469	23,900	2001	12/31/2001	0	-	40
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None	1,767	20,533	22,300	2,436	2,203	22,533	24,736	8,965	1999	1/11/2002	0	-	40
11695 JOHNS CREEK PARKWAY	Johns Creek, GA	100%	None	2,080	13,572	15,652	1,304	2,080	14,876	16,956	5,870	2001	3/28/2002	0	-	40
2001 NW 64th STREET	Ft. Lauderdale, FL	100%	(f)	—	7,172	7,172	967	—	8,139	8,139	3,115	2001	4/18/2002	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	3,930	3,642	33,427	37,069	13,001	2001	5/3/2002	0	-	40
DESERT CANYON 300	Phoenix, AZ	100%	None	2,602	24,333	26,935	46	2,602	24,379	26,981	8,693	2001	6/4/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	3,477	3,157	47,133	50,290	17,434	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	10,414	3,157	53,076	56,233	16,302	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	2,586	3,157	31,620	34,777	12,223	1999	8/15/2002	0	-	40
BRAKER POINTE III	Austin, TX	100%	None	6,098	34,492	40,590	33	6,099	34,524	40,623	12,073	2001	8/15/2002	0	-	40
TWO INDEPENDENCE SQUARE	Washington, DC	100%	None	52,711	202,702	255,413	58,822	52,711	261,524	314,235	79,480	1991	11/22/2002	0	-	40
ONE INDEPENDENCE SQUARE	Washington, DC	100%	None	29,765	104,814	134,579	9,633	30,562	113,650	144,212	36,667	1991	11/22/2002	0	-	40
2120 WEST END AVENUE	Nashville, TN	100%	None	4,908	59,011	63,919	6,672	5,101	65,490	70,591	23,204	2000	11/26/2002	0	-	40
800 NORTH BRAND BOULEVARD	Glendale, CA	100%	None	23,605	136,284	159,889	10,459	23,607	146,741	170,348	47,455	1990	12/20/2002	0	-	40
150 WEST JEFFERSON	Detroit, MI	100%	None	9,759	88,364	98,123	10,653	9,759	99,017	108,776	32,161	1989	3/31/2003	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	16,413	11,138	192,042	203,180	60,376	2000	5/1/2003	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2015
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
AUBURN HILLS CORPORATE CENTER	Auburn Hills, MI	100%	None	1,978	16,570	18,548	(7,969)	1,591	8,988	10,579	4,157	2001	5/9/2003	0	-	40
9211 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,019	21,984	25,003	(1,247)	2,960	20,796	23,756	5,630	1989	7/30/2003	0	-	40
9221 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,019	21,984	25,003	(2,421)	2,960	19,622	22,582	7,247	1989	7/30/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(17,831)	6,662	51,200	57,862	18,085	2000	8/1/2003	0	-	40
200 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	8,182	84,160	92,342	(12,328)	8,328	71,686	80,014	22,090	2002	8/14/2003	0	-	40
1055 EAST COLORADO BOULEVARD	Pasadena, CA	100%	29,200 (e)	6,495	30,265	36,760	(3,341)	6,495	26,924	33,419	8,246	2001	8/22/2003	0	-	40
FAIRWAY CENTER II	Brea, CA	100%	None	7,110	15,600	22,710	(2,262)	7,110	13,338	20,448	5,051	2002	8/29/2003	0	-	40
1901 MAIN STREET	Irvine, CA	100%	None	6,246	36,455	42,701	(4,550)	6,246	31,905	38,151	10,160	2001	9/17/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	(930)	22,146	48,810	70,956	15,790	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	2,943	13,636	73,861	87,497	22,595	1998	11/19/2003	0	-	40
1225 EYE STREET (g)	Washington, DC	50%	57,600	21,959	47,602	69,561	4,337	21,959	51,939	73,898	15,328	1986	11/19/2003	0	-	40
1201 EYE STREET (h)	Washington, DC	50%	82,400	31,985	63,139	95,124	(2,716)	31,984	60,424	92,408	18,527	2001	11/19/2003	0	-	40
1901 MARKET STREET	Philadelphia, PA	100%	160,000	13,584	166,683	180,267	53,684	20,829	213,122	233,951	63,807	1987	12/18/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	9,184	60,708	149,984	210,692	45,953	1962	12/31/2003	0	-	40
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	(214)	4,365	35,452	39,817	14,868	1873	1/8/2004	0	-	40
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(3,713)	7,113	61,088	68,201	31,434	1991	2/26/2004	0	-	40
600 CORPORATE DRIVE	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	6,367	2005	3/16/2004	0	-	40
1075 WEST ENTRANCE DRIVE	Auburn Hills, MI	100%	None	5,200	22,957	28,157	(313)	5,207	22,637	27,844	7,269	2001	7/7/2004	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	27,854	11,791	97,468	109,259	18,263	1987	12/9/2004	0	-	40
9200 CORPORATE BOULEVARD	Rockville, MD	100%	None	3,730	16,608	20,338	(1,093)	3,882	15,363	19,245	4,183	1982	12/29/2004	0	-	40
400 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	10,400	71,052	81,452	(10,004)	10,400	61,048	71,448	20,517	2002	2/17/2006	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2015
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	17,500	3,912	18,830	22,742	(3,830)	2,543	16,369	18,912	4,283	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	25,025	4,496	29,881	34,377	(3,347)	2,543	28,487	31,030	7,636	1998	8/31/2006	0	-	40
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	8,285	8,156	75,131	83,287	25,366	1991	12/7/2006	0	-	40
2300 CABOT DRIVE	Lisle, IL	100%	None	4,390	19,549	23,939	(3,944)	4,390	15,605	19,995	3,697	1998	5/10/2007	0	-	40
PIEDMONT POINTE I	Bethesda, MD	100%	None	11,200	58,606	69,806	7,357	11,200	65,963	77,163	14,883	2007	11/13/2007	0	-	40
PIEDMONT POINTE II	Bethesda, MD	100%	None	13,300	70,618	83,918	8,041	13,300	78,659	91,959	16,052	2008	6/25/2008	0	-	40
SUWANEE GATEWAY ONE	Suwanee, GA	100%	None	1,000	6,875	7,875	2,922	2,401	8,396	10,797	1,066	2008	9/28/2010	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	318	2,919	24,716	27,635	3,636	1997	10/1/2010	0	-	40
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	600	2,661	26,342	29,003	3,869	1998	10/1/2010	0	-	40
500 W. MONROE	Chicago, IL	100%	None	36,990	185,113	222,103	28,428	36,990	213,541	250,531	26,639	1991	3/31/2011	0	-	40
THE DUPREE	Atlanta, GA	100%	None	4,080	14,310	18,390	877	4,080	15,187	19,267	3,104	1997	4/29/2011	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	4,385	1,780	15,895	17,675	2,051	2008	6/7/2011	0	-	40
225 PRESIDENTIAL WAY	Boston, MA	100%	None	3,626	36,916	40,542	(763)	3,613	36,166	39,779	6,622	2000	9/13/2011	0	-	40
235 PRESIDENTIAL WAY	Boston, MA	100%	None	4,154	44,048	48,202	(911)	4,138	43,153	47,291	7,870	2001	9/13/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	3,784	2,570	24,339	26,909	3,272	2008	11/10/2011	0	-	40
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	1,248	36,930	130,318	167,248	15,062	2005	3/4/2013	0		40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	(101)	7,190	55,344	62,534	5,751	1999 / 2001	3/22/2013	0		40
5301 MARYLAND WAY	Brentwood, TN	100%	None	5,740	9,717	15,457	166	5,740	9,883	15,623	3,411	1989	8/12/2013	0		40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	459	4,820	38,226	43,046	3,661	1998	12/5/2013	0		40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	700	6,640	45,510	52,150	3,570	1999	12/20/2013	0		40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	130	2,020	10,810	12,830	1,211	1998	12/30/2013	0		40
5 WALL STREET	Burlington, MA	100%	32,445	9,560	50,276	59,836	—	9,560	50,276	59,836	3,565	2008	6/27/2014	0		40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	6	5,870	66,855	72,725	4,074	2000	8/28/2014	0		40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	243	4,470	38,291	42,761	1,971	1986	1/16/2015	0		40
80 CENTRAL STREET	Boxborough, MA	100%	None	1,980	8,930	10,910	(90)	1,980	8,840	10,820	391	1988	7/24/2015	0		40

				Initial Cost				Gross Amount at Which Carried at December 31, 2015
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	—	1,890	60,094	61,984	376	2015	N/A	0		40
SUNTRUST CENTER	Orlando, FL	100%	None	11,660	139,015	150,675	—	11,660	139,015	150,675	1,275	1988	11/4/2015	0		40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	—	4,000	73,554	77,554	682	1987	11/4/2015	0		40
GLENRIDGE HIGHLANDS I	Atlanta, GA	100%	None	5,960	50,013	55,973	—	5,960	50,013	55,973	395	1998	11/24/2015	0		40
PIEDMONT POWER, LLC (i)	Bridgewater, NJ	100%	None	—	79	79	2,741	—	2,820	2,820	392	N/A	12/20/2011	0	-	40
UNDEVELOPED LAND PARCELS (j)	Various	100%	None	18,061	—	18,061	1,000	18,061	1,000	19,061	—	N/A	Various			N/A
Total—Consolidated REIT Properties				$648,243	$3,788,897	$4,437,140	$273,697	$685,850	$4,024,987	$4,710,837	$1,015,031

				Initial Cost				Gross Amount at Which Carried at December 31, 2015
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
8560 UPLAND DRIVE	Parker, CO	72%	None	1,954	11,216	13,170	1,089	2,048	12,211	14,259	4,632	2001	12/21/2001	0	-	40
Total – Unconsolidated JV Properties				$1,954	$11,216	$13,170	$1,089	$2,048	$12,211	$14,259	$4,632
Total – All Properties				$650,197	$3,800,113	$4,450,310	$274,786	$687,898	$4,037,198	$4,725,096	$1,019,663

(a)	Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.

(b)	Includes write-offs of fully depreciated/amortized capitalized assets.

(c)	The net carrying value of Piedmont’s total assets for federal income tax purposes is approximately $4.2 billion.

(d)
Piedmont’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements and Lease Intangibles are amortized over the lease term. Generally, Building Improvements are depreciated over 5 - 25 years, Land Improvements are depreciated over 20 - 25 years, and Buildings are depreciated over 40 years.

(e)
This property was encumbered by a portion of the outstanding balance of the $125.0 Million Fixed-Rate Loan as of December 31, 2015; however, Piedmont repaid the $125.0 Million Fixed-Rate Loan in full on January 4, 2016.

(f)	Property is owned subject to a long-term ground lease.

(g)
Piedmont purchased all of the membership interest in 1225 Equity, LLC, which own a 49.5% membership interest in 1225 Eye Street, N.W. Associates, LLC, which owns the 1225 Eye Street building. As a result of its ownership of 1225 Equity, LLC, Piedmont owns an approximate 49.5% in the 1225 Eye Street building. As the controlling member, Piedmont is deemed to have control of the entities and, as such, consolidates the joint ventures.

(h)
Piedmont purchased all of the membership interest in 1201 Equity, LLC, which own a 49.5% membership interest in 1201 Eye Street, N.W. Associates, LLC, which owns the 1201 Eye Street building. As a result of its ownership of 1201 Equity, LLC, Piedmont owns an approximate 49.5% in the 1201 Eye Street building. As the controlling member, Piedmont is deemed to have control of the entities and, as such, consolidates the joint ventures.

(i)	Represents solar panels at the 400 Bridgewater Crossing building.

(j)	Undeveloped Land Parcels includes land parcels which Piedmont may develop in the future, as well as the initial development costs of the 500 TownPark building.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

	2015	2014	2013
Real Estate:
Balance at the beginning of the year	$5,267,615	$5,038,005	$4,648,904
Additions to/improvements of real estate	452,106	316,991	541,701
Assets disposed	(926,592)	(71,627)	(133,249)
Assets impaired	(40,169)	—	(1,242)
Write-offs of intangible assets (1)	(7,768)	(9,723)	(12,080)
Write-offs of fully depreciated/amortized assets	(20,096)	(6,031)	(6,029)
Balance at the end of the year	$4,725,096	$5,267,615	$5,038,005
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$1,182,556	$1,060,885	$977,768
Depreciation and amortization expense	155,009	156,808	140,637
Assets disposed	(290,038)	(19,383)	(39,411)
Write-offs of intangible assets (1)	(7,768)	(9,723)	(12,080)
Write-offs of fully depreciated/amortized assets	(20,096)	(6,031)	(6,029)
Balance at the end of the year	$1,019,663	$1,182,556	$1,060,885

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.