Form 10-Q
period 2016-03-31
Piedmont Office Realty Trust, Inc.
filed 2016-05-02
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 28, 2016:
145,115,847 shares

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

•
Changes in the economies and other conditions affecting the office sector in general and the specific markets in which we operate, particularly in Washington, D.C., the New York metropolitan area, and Chicago where we have high concentrations of office properties;

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	Adverse market and economic conditions may negatively affect us and could cause us to recognize impairment charges on both our long-lived assets or goodwill or otherwise impact our performance;

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions and divestitures;

•	The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties;

•	Acquisitions of properties may have unknown risks and other liabilities at the time of acquisition;

•	Development and construction delays and resultant increased costs and risks may negatively impact our operating results;

•	Our real estate development strategies may not be successful;

•	Future terrorist attacks in the major metropolitan areas in which we own properties could significantly impact the demand for, and value of, our properties;

•	Costs of complying with governmental laws and regulations;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Future offerings of debt or equity securities may adversely affect the market price of our common stock;

•	Changes in market interest rates may have an effect on the value of our common stock;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	We may be subject to litigation, which could have a material adverse effect on our financial condition;

•	Changes in tax laws impacting REITs and real estate in general, as well as Piedmont’s ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended; and

•	Other factors, including the risk factors discussed under Item 1A. of Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
The information presented in the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with U.S. generally accepted accounting principles.
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2015. Piedmont’s results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$685,850	$685,850
Buildings and improvements, less accumulated depreciation of $951,484 and $922,019 as of March 31, 2016 and December 31, 2015, respectively	2,893,233	2,904,303
Intangible lease assets, less accumulated amortization of $98,314 and $93,012 as of March 31, 2016 and December 31, 2015, respectively	78,122	84,663
Construction in progress	25,901	20,990
Total real estate assets	3,683,106	3,695,806
Investments in and amounts due from unconsolidated joint ventures	7,483	7,577
Cash and cash equivalents	4,732	5,441
Tenant receivables, net of allowance for doubtful accounts of $136 and $83 as of March 31, 2016 and December 31, 2015, respectively	22,040	26,339
Straight-line rent receivables	161,087	152,122
Notes receivable	—	45,400
Restricted cash and escrows	591	5,174
Prepaid expenses and other assets	24,708	24,843
Goodwill	180,097	180,097
Deferred lease costs, less accumulated amortization of $159,518 and $147,862 as of March 31, 2016 and December 31, 2015, respectively	271,173	291,736
Total assets	$4,355,017	$4,434,535
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $12,201 and $12,779 as of March 31, 2016 and December 31, 2015, respectively	$1,626,799	$1,528,221
Secured debt, net of premiums and unamortized debt issuance costs of $1,289 and $1,319 as of March 31, 2016 and December 31, 2015, respectively	376,119	501,289
Accounts payable, accrued expenses, and accrued capital expenditures	103,894	128,465
Deferred income	28,143	27,270
Intangible lease liabilities, less accumulated amortization of $44,242 and $42,315 as of March 31, 2016 and December 31, 2015, respectively	40,926	42,853
Interest rate swaps	19,473	9,993
Total liabilities	2,195,354	2,238,091
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2016 or December 31, 2015	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2016 or December 31, 2015	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 145,093,025 and 145,511,644 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,451	1,455
Additional paid-in capital	3,671,055	3,669,977
Cumulative distributions in excess of earnings	(1,505,704)	(1,477,674)
Other comprehensive income/(loss)	(8,168)	1,661
Piedmont stockholders’ equity	2,158,634	2,195,419
Noncontrolling interest	1,029	1,025
Total stockholders’ equity	2,159,663	2,196,444
Total liabilities and stockholders’ equity	$4,355,017	$4,434,535
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental income	$114,738	$117,807
Tenant reimbursements	22,751	31,390
Property management fee revenue	523	562
	138,012	149,759
Expenses:
Property operating costs	54,188	64,236
Depreciation	31,782	36,232
Amortization	17,806	14,670
General and administrative	7,864	6,407
	111,640	121,545
Real estate operating income	26,372	28,214
Other income (expense):
Interest expense	(16,385)	(19,016)
Other income/(expense)	294	(181)
Equity in income of unconsolidated joint ventures	115	159
Gain/(loss) on sale of real estate assets	(20)	10,073
Net income	10,376	19,249
Less: Net income applicable to noncontrolling interest	(4)	(4)
Net income applicable to Piedmont	$10,372	$19,245
Per share information – basic and diluted:
Net income applicable to common stockholders	$0.07	$0.12
Weighted-average common shares outstanding – basic	145,276,476	154,339,029
Weighted-average common shares outstanding – diluted	145,791,365	154,580,335
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2016		2015

Net income applicable to Piedmont		$10,372		$19,245
Other comprehensive income/(loss):
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(10,961)		(15,205)
Plus: Reclassification of previously recorded loss included in net income (See Note 5)	1,133		1,467
Loss on investment in available for sale securities	(1)		—
Other comprehensive loss		(9,829)		(13,738)
Comprehensive income applicable to Piedmont		$543		$5,507

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	154,324	$1,543	$3,666,182	$(1,365,620)	$8,301	$1,609	$2,312,015
Share repurchases as part of an announced plan	(8,980)	(90)	—	(158,770)	—	—	(158,860)
Offering costs	—	—	(326)	—	—	—	(326)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	54	—	—	—	54
Reallocation of noncontrolling interest of subsidiary	—	—	1,128	—	—	(584)	544
Dividends to common stockholders ($0.84 per share), dividends to stockholders of subsidiary, and dividends reinvested	—	—	(242)	(126,274)	—	(15)	(126,531)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	168	2	3,181	—	—	—	3,183
Net income applicable to noncontrolling interest	—	—	—	—	—	15	15
Net income applicable to Piedmont	—	—	—	172,990	—	—	172,990
Other comprehensive loss	—	—	—	—	(6,640)	—	(6,640)
Balance, December 31, 2015	145,512	1,455	3,669,977	(1,477,674)	1,661	1,025	2,196,444
Share repurchases as part of an announced plan	(462)	(5)	—	(7,938)	—	—	(7,943)
Offering costs	—	—	(42)	—	—	—	(42)
Dividends to common stockholders ($0.21 per share), dividends to stockholders of subsidiary, and dividends reinvested	—	—	(69)	(30,464)	—	—	(30,533)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	43	1	1,189	—	—	—	1,190
Net income applicable to noncontrolling interest	—	—	—	—	—	4	4
Net income applicable to Piedmont	—	—	—	10,372	—	—	10,372
Other comprehensive loss	—	—	—	—	(9,829)	—	(9,829)
Balance, March 31, 2016	145,093	$1,451	$3,671,055	$(1,505,704)	$(8,168)	$1,029	$2,159,663

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$10,376	$19,249
Operating distributions received from unconsolidated joint ventures	209	137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,782	36,232
Amortization of debt issuance costs	425	387
Other amortization	17,685	14,806
Stock compensation expense	2,469	901
Equity in income of unconsolidated joint ventures	(115)	(159)
Loss/(gain) on sale of real estate assets	20	(10,073)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(5,131)	(11,234)
Decrease/(increase) in restricted cash and escrows	4,409	(148)
(Increase)/decrease in prepaid expenses and other assets	(18)	1,037
Decrease in accounts payable and accrued expenses	(13,225)	(11,074)
Increase in deferred income	822	3,745
Net cash provided by operating activities	49,708	43,806
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	—	(41,554)
Capitalized expenditures, net of accruals	(26,537)	(39,804)
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	(4,000)
Net sales proceeds from wholly-owned properties	45,400	25,803
Deferred lease costs paid	(2,860)	(4,414)
Net cash provided by/(used in) investing activities	16,003	(63,969)
Cash Flows from Financing Activities:
Debt issuance costs paid	(99)	(242)
Proceeds from debt	178,000	257,575
Repayments of debt	(205,262)	(209,254)
Costs of issuance of common stock	(42)	(90)
Shares withheld to pay tax obligations related to employee stock compensation	(541)	(176)
Repurchases of common stock as part of announced plan	(7,943)	—
Dividends paid and discount on dividend reinvestments	(30,533)	(32,477)
Net cash (used in)/provided by financing activities	(66,420)	15,336
Net decrease in cash and cash equivalents	(709)	(4,827)
Cash and cash equivalents, beginning of period	5,441	12,306
Cash and cash equivalents, end of period	$4,732	$7,479

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Accrued capital expenditures and deferred lease costs	$11,876	$12,946

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

As of March 31, 2016, Piedmont owned 69 office properties, one redevelopment asset and two development assets, and one building through an unconsolidated joint venture. Piedmont's 69 office properties comprise 18.9 million square feet of primarily Class A commercial office space, and were 91.7% leased as of March 31, 2016. As of March 31, 2016, approximately 80% of Piedmont's Annualized Lease Revenue was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

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

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") of which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes. Piedmont is subject to certain taxes related to the operations of properties in certain locations, as well as operations conducted by its taxable REIT subsidiary, POH, which have been provided for in the financial statements.

Accounting Pronouncements Adopted during the Quarter

Piedmont early adopted the provisions of Financial Accounting Standards Board (the "FASB") Accounting Standards Update No. 2016-09, Compensation- Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions in ASU 2016-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The implementation of ASU 2016-09 resulted in the reclassification of approximately $0.2 million from cash outflows from operating activities to cash outflows from financing activities for the three months ended March 31, 2015. Additionally, Piedmont elected to implement the guidance issued in Accounting Standards Update No. 2015-05, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40) “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement on a prospective basis.

Other Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, change the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. Additionally, lease contracts are specifically excluded from ASU 2014-09. The amendments in ASU 2014-09 and ASU 2016-08 are effective in the first quarter of 2018 for Piedmont, and Piedmont is currently evaluating the potential impact, if any, of adoption.

The FASB has issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments, and eliminates certain disclosure requirements. The amendments in ASU 2016-01 are effective in the first quarter of 2018 for Piedmont, and Piedmont is currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02"). The amendments in ASU 2016-02 fundamentally change the definition of a lease, as well as the accounting for operating leases by requiring leasees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases for lessors is substantially unchanged from prior practice, which means continuing to recognize lease revenue on a straight-line basis. The amendments in ASU 2016-02 are effective in the first quarter of 2019 for Piedmont, and Piedmont is currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 are effective in the first quarter of 2017 for Piedmont, and Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

3.Debt

During the three months ended March 31, 2016, Piedmont repaid the outstanding balance of its $125.0 Million Fixed-Rate Loan utilizing the $500 Million Unsecured 2015 Line of Credit and cash on hand. As such, during the three months ended March 31, 2016, Piedmont incurred net additional working capital borrowings on its $500 Million Unsecured 2015 Line of Credit of approximately $98.0 million. As of March 31, 2016, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. Finally, see Note 6 for a description of Piedmont’s estimated fair value of debt as of March 31, 2016.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $19.3 million and $20.4 million for the three months ended March 31, 2016 and 2015, respectively. Piedmont capitalized interest of approximately $1.2 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2016 and December 31, 2015 (in thousands):

Facility	Collateral	Stated Rate(1)		Maturity		Amount Outstanding as of
						March 31, 2016	December 31, 2015
Secured (Fixed)
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool	5.50%		4/1/2016		$—	$125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525	42,525
$140.0 Million WDC Fixed-Rate Loans	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000	140,000
$35.0 Million Fixed-Rate Loan	5 Wall Street	5.55%	(2)	9/1/2021		32,305	32,445
$160.0 Million Fixed-Rate Loan	1901 Market Street	3.48%	(3)	7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs						1,289	1,319
Subtotal/Weighted Average (4)		4.76%				376,119	501,289
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan		LIBOR + 1.125%	(5)	5/15/2018		170,000	170,000
$300 Million Unsecured 2013 Term Loan		LIBOR + 1.20%	(6)	1/31/2019		300,000	300,000
$500 Million Unsecured 2015 Line of Credit		LIBOR + 1.00%	(7)	6/18/2019	(8)	119,000	21,000
$300 Million Unsecured 2011 Term Loan		LIBOR + 1.15%	(9)	1/15/2020		300,000	300,000
$350 Million Senior Notes		3.40%	(10)	6/01/2023		350,000	350,000
$400 Million Senior Notes		4.45%	(11)	3/15/2024		400,000	400,000
Discounts and unamortized debt issuance costs						(12,201)	(12,779)
Subtotal/Weighted Average (4)		3.02%				1,626,799	1,528,221
Total/ Weighted Average (4)		3.35%				$2,002,918	$2,029,510

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of March 31, 2016 and December 31, 2015 is interest-only.

(2)
The $35 Million Fixed-Rate Loan has a contractual fixed rate of 5.55% ; however, the amortization of the premium recorded in order to adjust the note to its estimated fair value, results in an effective interest rate of 3.75%.

(3)
The $160 Million Fixed-Rate Loan has a fixed coupon rate of 3.48%, however, after consideration of the impact of settled interest rate swap agreements, the effective interest rate on this debt is 3.58%.

(4)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of March 31, 2016.

(5)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.125% as of March 31, 2016) over the selected rate based on Piedmont’s current credit rating. The principal balance as of March 31, 2016 consisted of the 30-day LIBOR rate of 0.44% (subject to the additional spread mentioned above).

(6)
The $300 Million Unsecured 2013 Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78%.

(7)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.00% as of March 31, 2016) over the selected rate based on Piedmont’s current credit rating. The outstanding balance as of March 31, 2016 consists of 30-day LIBOR draws at an average rate of 0.45% (subject to the additional spread mentioned above).

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

(10)
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

4.Variable Interest Entities
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
A summary of Piedmont’s interests in, and consolidation treatment of, its VIEs and their related carrying values as of March 31, 2016 and December 31, 2015 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of March 31, 2016	Net Carrying Amount as of December 31, 2015	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(7.5)	$(7.4)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street N.W. Associates, LLC	49.5%	1225 Eye Street	Consolidated	$6.7	$3.8
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$253.2	$251.4
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to 100% of the economic benefits of the property until such returns are met.

Piedmont TownPark Land, LLC (1)	100%	Land Parcel Adjacent to 400 and 500 TownPark	Consolidated	$6.0	$6.0
The equity participation and service fee agreement includes equity participation rights for the third party manager if certain defined events occur and certain returns on investment are achieved; however, Piedmont has sole decision making authority and is entitled to the economic benefits of the property until such events occur and returns are achieved. (1)

(1)	As of April 25, 2016, Piedmont terminated the equity participation rights agreement related to Piedmont TownPark Land, LLC., without any pay out required.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of March 31, 2016, Piedmont was party to various interest rate swap agreements which fully hedge the variable cash flows associated with its $300 Million Unsecured 2011 Term Loan and its $300 Million Unsecured 2013 Term Loan. Piedmont continues to hold forward starting interest rate swap agreements related to the extension period of the $300 Million Unsecured 2011 Term Loan, and the maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 45 months.

A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2016 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2016 and December 31, 2015, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2016	December 31, 2015
Gross derivative assets	$—	$—
Gross derivative liabilities	19,473	9,993
Net derivative liability	$19,473	$9,993

All of Piedmont's interest rate derivative agreements outstanding for the periods presented were designated as cash flow hedges of interest rate risk. As such, the effective portion of changes in the estimated fair value of these derivatives is recorded in other comprehensive income ("OCI") and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. In addition, in conjunction with the issuance of various unsecured notes, Piedmont settled various forward starting swap agreements for gains/losses which were recorded as accumulated other comprehensive income and are being amortized as an offset to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method).

The effective portion of Piedmont's interest rate derivatives, including the gain/(loss) on previously settled forward swaps, that were recorded in the accompanying consolidated statements of income for the three months ended March 31, 2016 and 2015, respectively, were as follows (in thousands):

	Three Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	March 31, 2016	March 31, 2015
Amount of loss recognized in OCI on derivative	$(10,961)	$(15,205)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$1,133	$1,467

Piedmont estimates that approximately $4.7 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. Piedmont recognized no loss related to hedge ineffectiveness and terminations of its cash flow hedges during the three months ended March 31, 2016 and 2015, respectively.

Additionally. see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $19.9 million as of March 31, 2016. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2016 and December 31, 2015, respectively (in thousands):

	March 31, 2016			December 31, 2015
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$4,732	$4,732	Level 1	$5,441	$5,441	Level 1
Tenant receivables, net(1)	$22,040	$22,040	Level 1	$26,339	$26,339	Level 1
Notes receivable (1)	$—	$—	Level 1	$45,400	$45,400	Level 1
Restricted cash and escrows(1)	$591	$591	Level 1	$5,174	$5,174	Level 1
Liabilities:
Accounts payable and accrued expenses(1)	$14,798	$14,798	Level 1	$13,188	$13,188	Level 1
Interest rate swap liability	$19,473	$19,473	Level 2	$9,993	$9,993	Level 2
Debt	$2,002,918	$2,023,529	Level 2	$2,029,510	$2,039,139	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of March 31, 2016 and December 31, 2015; however, Piedmont's estimate of its estimated fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 5, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of March 31, 2016 and December 31, 2015. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2016 and December 31, 2015, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

7.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Further, Piedmont classifies such tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of March 31, 2016, commitments for funding potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $35.7 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of March 31, 2016, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $42.4 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded no such reductions in reimbursement revenues related to such tenant audits/disputes during the three months ended March 31, 2016 or 2015, respectively.

8.Net Sales Proceeds from Property Dispositions

During the three months ended March 31, 2015, Piedmont sold the 3900 Dallas Parkway building located in Plano, Texas. The transaction resulted in net sales proceeds of $25.8 million and a gain on sale of $10.1 million which are included in the accompanying consolidated statements of cash flows and the consolidated statements of income, respectively.

Additionally, as part of the sale of the Copper Ridge Center building in May 2015, Piedmont accepted a secured promissory note from the buyer for $45.4 million. During the three months ended March 31, 2016, the note receivable was repaid in full and such proceeds are reflected in the accompanying consolidated statements of cash flows as net sales proceeds from the sale of wholly-owned properties.

9.Stock Based Compensation
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

A rollforward of Piedmont's equity based award activity for the three months ended March 31, 2016 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards as of December 31, 2015	959,446	$18.67
Increase in Estimated Potential Future Performance Share Awards	49,711	$21.01
Performance Stock Awards Vested	(53,287)	$18.91
Deferred Stock Awards Vested	(20,669)	$16.45
Unvested Stock Awards as of March 31, 2016	935,201	$18.83

The following table provides additional information regarding stock award activity during the three months ended March 31, 2016 and 2015, respectively (in thousands except for per share data):

	Three Months Ended
	March 31, 2016	March 31, 2015
Total Grant Date Fair Value of Shares Vested During the Period	$340	$346
Share-based Liability Awards Paid During the Period(1)	$1,127	$—

(1)	Amount reflects the issuance of performance share awards during the period.

A detail of Piedmont’s outstanding employee stock awards as of March 31, 2016 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of March 31, 2016
April 2, 2013	Deferred Stock Award	118,174	$19.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on April 2, 2014, 2015, and 2016, respectively.	37,084
January 3, 2014	Deferred Stock Award	87,706	$16.45	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	62,004
May 9, 2014	Deferred Stock Award	162,517	$18.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 9, 2015, 2016, and 2017, respectively.	93,659
May 9, 2014	Fiscal Year 2014-2016 Performance Share Program	—	$22.00	Shares awarded, if any, will vest immediately upon determination of award in 2017.	179,822	(2)
May 1, 2015	Deferred Stock Award	271,970	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 1, 2016, 2017, and 2018, respectively.	218,971
May 1, 2015	Fiscal Year 2015-2017 Performance Share Program	—	$18.42	Shares awarded, if any, will vest immediately upon determination of award in 2018.	343,661	(2)
Total					935,201

(1)	Amounts reflect the total grant to employees, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2016.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2016. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended March 31, 2016 and 2015, Piedmont recognized approximately $2.5 million and $0.9 million of compensation expense related to stock awards, of which $2.5 million and $0.8 million related to the amortization of unvested shares, respectively. During the three months ended March 31, 2016, a net total of 42,881 shares were issued to employees. As of March 31, 2016, approximately $2.5 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

10.Earnings Per Share

There are no adjustments to “Net income applicable to Piedmont” for the diluted earnings per share computations.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Weighted-average common shares – basic	145,276	154,339
Plus incremental weighted-average shares from time-vested conversions:
Deferred and performance stock awards	515	241
Weighted-average common shares – diluted (1)	145,791	154,580

(1)	Due to repurchases of common stock during the current year, Piedmont has 145,093,025 shares of common stock outstanding as of March 31, 2016.

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

Condensed Consolidated Balance Sheets
As of March 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$64,218	$—	$621,632	$—	$685,850
Buildings and improvements, less accumulated depreciation	333,198	—	2,560,335	(300)	2,893,233
Intangible lease assets, less accumulated amortization	1,132	—	76,990	—	78,122
Construction in progress	56	—	25,845	—	25,901
Total real estate assets	398,604	—	3,284,802	(300)	3,683,106
Investments in and amounts due from unconsolidated joint ventures	7,483	—	—	—	7,483
Cash and cash equivalents	1,481	150	3,101	—	4,732
Tenant and straight-line rent receivables, net	28,813	—	154,314	—	183,127
Advances to affiliates	6,183,071	1,250,315	—	(7,433,386)	—
Investment in subsidiary	—	3,722,060	185	(3,722,245)	—
Notes receivable	89,350	—	14,290	(103,640)	—
Prepaid expenses, restricted cash, escrows, and other assets	8,119	112	18,524	(1,456)	25,299
Goodwill	180,097	—	—	—	180,097
Deferred lease costs, net	24,150	—	247,023	—	271,173
Total assets	$6,921,168	$4,972,637	$3,722,239	$(11,261,027)	$4,355,017
Liabilities:
Debt, net	$1,640,988	$—	$465,570	$(103,640)	$2,002,918
Accounts payable, accrued expenses, and accrued capital expenditures	16,411	640	88,299	(1,456)	103,894
Advances from affiliates	595,065	5,039,044	1,882,665	(7,516,774)	—
Deferred income	4,786	—	23,357	—	28,143
Intangible lease liabilities, net	—	—	40,926	—	40,926
Interest rate swaps	19,473	—	—	—	19,473
Total liabilities	2,276,723	5,039,684	2,500,817	(7,621,870)	2,195,354
Stockholders’ Equity:
Common stock	—	1,451	—	—	1,451
Additional paid-in capital	3,718,060	3,673,927	1,313	(3,722,245)	3,671,055
Retained/(cumulative distributions in excess of) earnings	934,553	(3,742,425)	1,219,080	83,088	(1,505,704)
Other comprehensive loss	(8,168)	—	—	—	(8,168)
Piedmont stockholders’ equity	4,644,445	(67,047)	1,220,393	(3,639,157)	2,158,634
Noncontrolling interest	—	—	1,029	—	1,029
Total stockholders’ equity	4,644,445	(67,047)	1,221,422	(3,639,157)	2,159,663
Total liabilities and stockholders’ equity	$6,921,168	$4,972,637	$3,722,239	$(11,261,027)	$4,355,017

Condensed Consolidated Balance Sheets
As of December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$64,218	$—	$621,632	$—	$685,850
Buildings and improvements, less accumulated depreciation	336,897	—	2,567,706	(300)	2,904,303
Intangible lease assets, less accumulated amortization	1,268	—	83,395	—	84,663
Construction in progress	255	—	20,735	—	20,990
Total real estate assets	402,638	—	3,293,468	(300)	3,695,806
Investments in and amounts due from unconsolidated joint ventures	7,577	—	—	—	7,577
Cash and cash equivalents	2,174	150	3,117	—	5,441
Tenant and straight-line rent receivables, net	28,467	—	149,994	—	178,461
Advances to affiliates	6,073,606	1,251,530	—	(7,325,136)	—
Investment in subsidiary	—	3,752,523	186	(3,752,709)	—
Notes receivable	134,750	—	23,890	(113,240)	45,400
Prepaid expenses, restricted cash, escrows, and other assets	7,157	—	24,118	(1,258)	30,017
Goodwill	180,097	—	—	—	180,097
Deferred lease costs, net	24,634	—	267,102	—	291,736
Total assets	$6,861,100	$5,004,203	$3,761,875	$(11,192,643)	$4,434,535
Liabilities:
Debt, net	$1,552,007	$—	$590,743	$(113,240)	$2,029,510
Accounts payable, accrued expenses, and accrued capital expenditures	18,954	580	110,189	(1,258)	128,465
Advances from affiliates	580,526	5,033,266	1,788,840	(7,402,632)	—
Deferred income	5,905	—	21,365	—	27,270
Intangible lease liabilities, net	—	—	42,853	—	42,853
Interest rate swaps	9,993	—	—	—	9,993
Total liabilities	2,167,385	5,033,846	2,553,990	(7,517,130)	2,238,091
Stockholders’ Equity:
Common stock	—	1,455	—	—	1,455
Additional paid-in capital	3,748,524	3,672,849	1,314	(3,752,710)	3,669,977
Retained/(cumulative distributions in excess of) earnings	943,530	(3,703,947)	1,205,546	77,197	(1,477,674)
Other comprehensive loss	1,661	—	—	—	1,661
Piedmont stockholders’ equity	4,693,715	(29,643)	1,206,860	(3,675,513)	2,195,419
Noncontrolling interest	—	—	1,025	—	1,025
Total stockholders’ equity	4,693,715	(29,643)	1,207,885	(3,675,513)	2,196,444
Total liabilities and stockholders’ equity	$6,861,100	$5,004,203	$3,761,875	$(11,192,643)	$4,434,535

Condensed Consolidated Statements of Income
For the three months ended March 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$15,467	$—	$100,036	$(765)	$114,738
Tenant reimbursements	3,272	—	19,572	(93)	22,751
Property management fee revenue	—	—	4,317	(3,794)	523
	18,739	—	123,925	(4,652)	138,012
Expenses:
Property operating costs	8,352	—	50,515	(4,679)	54,188
Depreciation	4,899	—	26,883	—	31,782
Amortization	1,051	—	16,755	—	17,806
General and administrative	7,600	76	9,651	(9,463)	7,864
	21,902	76	103,804	(14,142)	111,640
Real estate operating income/(loss)	(3,163)	(76)	20,121	9,490	26,372
Other income (expense):
Interest expense	(12,190)	—	(6,738)	2,543	(16,385)
Other income/(expense)	2,665	—	172	(2,543)	294
Equity in income of unconsolidated joint ventures	115	—	—	—	115
Loss on sale of real estate assets	(4)	—	(16)	—	(20)
Net income/(loss)	(12,577)	(76)	13,539	9,490	10,376
Less: Net income applicable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) applicable to Piedmont	$(12,577)	$(76)	$13,535	$9,490	$10,372

Condensed Consolidated Statements of Income
For the three months ended March 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$18,937	$—	$99,577	$(707)	$117,807
Tenant reimbursements	4,246	—	27,272	(128)	31,390
Property management fee revenue	—	—	4,439	(3,877)	562
	23,183	—	131,288	(4,712)	149,759
Expenses:
Property operating costs	10,661	—	58,494	(4,919)	64,236
Depreciation	5,803	—	30,429	—	36,232
Amortization	1,254	—	13,416	—	14,670
General and administrative	6,200	111	7,724	(7,628)	6,407
	23,918	111	110,063	(12,547)	121,545
Real estate operating income	(735)	(111)	21,225	7,835	28,214
Other income (expense):
Interest expense	(13,188)	—	(8,949)	3,121	(19,016)
Other income/(expense)	2,766	—	174	(3,121)	(181)
Equity in loss of unconsolidated joint ventures	159	—	—	—	159
Gain on sale of real estate assets	10,073	—	—	—	10,073
Net income/(loss)	(925)	(111)	12,450	7,835	19,249
Less: Net income applicable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) applicable to Piedmont	$(925)	$(111)	$12,446	$7,835	$19,245

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$(10,726)	$679	$50,265	$9,490	$49,708

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(833)	—	(25,704)	—	(26,537)
Intercompany note receivable	—	—	9,600	(9,600)	—
Net sales proceeds from wholly-owned properties	45,400	—	—	—	45,400
Deferred lease costs paid	(1,044)	—	(1,816)	—	(2,860)
Net cash provided by/(used in) investing activities	43,523	—	(17,920)	(9,600)	16,003
Cash Flows from Financing Activities:
Debt issuance costs paid	(99)	—	—	—	(99)
Proceeds from debt	178,000	—	—	—	178,000
Repayments of debt	(80,000)	—	(125,262)		(205,262)
Intercompany note payable	(9,600)	—	—	9,600	—
Costs of issuance of common stock	—	(42)	—	—	(42)
Shares withheld to pay tax obligations related to employee stock compensation	—	(541)	—	—	(541)
Repurchases of common stock as part of announced plan	—	(7,943)	—	—	(7,943)
(Distributions to)/repayments from affiliates	(121,791)	38,380	92,901	(9,490)	—
Dividends paid and discount on dividend reinvestments	—	(30,533)	—	—	(30,533)
Net cash provided by/(used in) financing activities	(33,490)	(679)	(32,361)	110	(66,420)
Net decrease in cash and cash equivalents	(693)	—	(16)	—	(709)
Cash and cash equivalents, beginning of period	2,174	150	3,117	—	5,441
Cash and cash equivalents, end of period	$1,481	$150	$3,101	$—	$4,732

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$(6,974)	$602	$42,343	$7,835	$43,806

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(5,091)	—	(76,267)	—	(81,358)
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	(4,000)	—	(4,000)
Net sales proceeds from wholly-owned properties	25,803	—	—	—	25,803
Deferred lease costs paid	(846)	—	(3,568)	—	(4,414)
Net cash provided by/(used in) investing activities	19,866	—	(83,835)	—	(63,969)
Cash Flows from Financing Activities:
Debt issuance costs paid	(242)	—	—	—	(242)
Proceeds from debt	257,575	—	—	—	257,575
Repayments of debt	(209,000)	—	(254)	—	(209,254)
Costs of issuance of common stock	—	(90)	—	—	(90)
Shares withheld to pay tax obligations related to employee stock compensation	—	(176)	—	—	(176)
(Distributions to)/repayments from affiliates	(65,489)	30,601	42,723	(7,835)	—
Dividends paid and discount on dividend reinvestments	—	(32,477)	—	—	(32,477)
Net cash provided/(used in) by financing activities	(17,156)	(2,142)	42,469	(7,835)	15,336
Net increase/(decrease) in cash and cash equivalents	(4,264)	(1,540)	977	—	(4,827)
Cash and cash equivalents, beginning of period	8,143	1,790	2,373	—	12,306
Cash and cash equivalents, end of period	$3,879	$250	$3,350	$—	$7,479

12.Subsequent Events

Second Quarter Dividend Declaration

On April 27, 2016, the board of directors of Piedmont declared dividends for the second quarter 2016 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on May 27, 2016. Such dividends are to be paid on June 17, 2016.

Dispositions

On April 21, 2016, Piedmont sold 1055 E. Colorado, an approximately 176,000 square foot office building and 99% leased, for $61.3 million ($348 per square foot).

On April 28, 2016, Piedmont sold Fairway Center II, an approximately 134,000 square foot office building and 97% leased, for $33.8 million ($252 per square foot).

Additionally, on May 2, 2016, Piedmont sold 1901 Main Street, an approximately 173,000 square foot office building and 100% leased, for $66.0 million ($382 per square foot).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured 2015 Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. In accordance with our ongoing portfolio refinement strategy, we have been taking advantage of the recent strong sellers' market by disposing of some of our non-strategic assets, including our largest asset, Aon Center in Chicago, Illinois, during the fourth quarter of 2015. We used the proceeds from these dispositions to pay down debt, fund share repurchases, and buy select strategic assets in 2015. In addition, we very recently received over $100 million in net sales proceeds from the sale of three additional properties which were applied to the outstanding balance on our $500 Million Unsecured 2015 Line of Credit. As a result, we currently have the full capacity of our $500 Million Unsecured 2015 Line of Credit available for future borrowings. Although we have no immediate plans to issue additional debt or equity securities, on a longer term basis we may seek additional secured or unsecured borrowings from third-party lenders or issue securities through our "at the market" offering program as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital are highly dependent on market conditions.
Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the three months ended March 31, 2016 and March 31, 2015 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015

Capital expenditures for development	$1,713	$12,131
Capital expenditures for redevelopment/renovations	3,231	6,773
Other capital expenditures, including tenant improvements	21,593	20,900
Total capital expenditures(1)	$26,537	$39,804

(1)
Of the total amounts paid, approximately $1.8 million and $1.4 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively.

"Capital expenditures for development" relate to two development projects: 500 TownPark, a new 135,000 square foot, 80% pre-leased, four-story office building which is being constructed adjacent to our existing 400 TownPark building in Lake Mary, Florida; and, in the prior period, Enclave Place, our recently completed 300,000 square foot, 11-story office tower in Houston, Texas. Total additional project costs on the 500 TownPark project are anticipated to be between $25-$27 million, inclusive of leasing costs. The project is expected to be completed early in 2017.

"Capital expenditures for redevelopment/renovations" relate to a recently completed redevelopment project to convert our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements and leasing commissions necessary to lease or maintain our existing portfolio of office properties.

Piedmont classifies its tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). Commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to Piedmont's existing lease portfolio total approximately $35.7 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with new and existing leases totaled approximately $42.4 million as of March 31, 2016.

In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties as well as our recently completed development and redevelopment projects. Given that our operating model frequently requires us to lease large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. For example, for leases executed during three months ended March 31, 2016, we committed to spend approximately $3.36 and $1.73 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively, and for those executed during the three months ended March 31, 2015, we committed to spend approximately $4.31 and $1.47 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, our Board of Directors has authorized a $200 million stock repurchase program pursuant to which we may use capital resources to purchase our common stock when we believe the stock is trading at a meaningful discount to what we believe the estimated fair value of our net assets to be. During the three months ended March 31, 2016, we repurchased 461,500 shares of common stock totaling approximately $7.9 million, leaving approximately $70.2 million of authorized capacity remaining under the plan which may be spent prior to the plan's expiration in second quarter 2017. Finally, although our only near-term debt maturity is a $42.5 million mortgage maturing in July of 2016, on a longer term basis we expect to use capital to repay debt when obligations become due.

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

Results of Operations

Overview

Our net income per share on a fully diluted basis decreased from $0.12 per diluted share for the three months ended March 31, 2015, to $0.07 per diluted share for the three months ended March 31, 2016. The decrease was mainly due to a $10.1 million, or $0.07 per diluted share, gain recognized on the sale of our 3900 Dallas Parkway building in Plano, Texas in the prior period.

Comparison of the accompanying consolidated statements of income for the three months ended March 31, 2016 versus the three months ended March 31, 2015

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2016 and 2015, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	March 31, 2016%		March 31, 2015%		Variance
Revenue:
Rental income	$114.7		$117.8		$(3.1)
Tenant reimbursements	22.8		31.4		(8.6)
Property management fee revenue	0.5		0.6		(0.1)
Total revenues	138.0	100%	149.8	100%	(11.8)
Expense:
Property operating costs	54.2	39%	64.3	43%	(10.1)
Depreciation	31.8	23%	36.2	24%	(4.4)
Amortization	17.8	13%	14.7	10%	3.1
General and administrative	7.8	6%	6.4	4%	1.4
Real estate operating income	26.4	19%	28.2	19%	(1.8)
Other income (expense):
Interest expense	(16.4)	11%	(19.0)	13%	2.6
Other income/(expense)	0.3	—%	(0.2)	—%	0.5
Equity in income of unconsolidated joint ventures	0.1	—%	0.1	—%	—
Gain on sale of real estate assets	$—		$10.1		(10.1)
	$10.4		$19.2		$(8.8)

Revenue

Rental income decreased approximately $3.1 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to net disposition activity during 2015, which included the sale of our largest asset, the Aon Center, representing over 10% of our portfolio's total square feet. The net disposition activity contributed approximately $8.4 million to the variance; however, new leases commencing during 2015 and first quarter 2016 across our portfolio provided additional revenue which offset this unfavorable variance.

Tenant reimbursements decreased approximately $8.6 million for the three months ended March 31, 2016 as compared to the same period in the prior year. The decrease was primarily driven by net disposition activity during 2015 which contributed approximately $7.6 million to the variance. Reimbursement income was further impacted by a decrease in recoverable operating expenses across our portfolio of assets due to a milder winter in the first quarter of 2016 as compared to the first quarter of 2015.

Expense

Property operating costs decreased approximately $10.1 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily due to net disposition activity during 2015. The net disposition activity accounted for approximately $9.2 million of the variance. In addition recoverable ice and snow removal costs at several of our properties in the Boston and New York area were approximately $0.9 million lower in 2016 due to an unusually harsh winter in the first quarter of 2015.

Depreciation expense decreased approximately $4.4 million for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease is primarily attributable to net disposition activity during 2015 of approximately $6.4 million, offset by depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2015.

Amortization expense increased approximately $3.1 million for the three months ended March 31, 2016 as compared to the same period in the prior year. Of the total variance, approximately $5.0 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2015. This increase was partially offset by less amortization of intangible assets as a result of disposing of nine properties during 2015 and as a result of lease intangible assets becoming fully amortized at certain of our existing portfolio subsequent to January 1, 2015.

General and administrative expenses increased approximately $1.4 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to increased accruals for potential performance-based stock compensation due to our total stockholder return outperforming our predetermined peer group's total stockholder return during the first quarter of 2016.

Other Income (Expense)

Interest expense decreased approximately $2.6 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily as a result of a net decrease in our average debt outstanding as we used a portion of the proceeds from our net disposition activity in 2015 to pay down $200 million of debt. Also, the refinancing of our line of credit on more favorable terms during 2015 and a lower average outstanding balance on the line of credit during the quarter ended March 31, 2016 further contributed to the favorable variance.

We recognized an increase of approximately $0.5 million in other income/(expense) for the three months ended March 31, 2016 as compared to the same period in the prior year. The increase is wholly attributable to interest income and extension fees associated with a $45.4 million secured note receivable received in conjunction with the sale of our Copper Ridge Center building in May 2015.

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

We calculate Core FFO as FFO (calculated as set forth above) less acquisition costs and other significant, non-recurring items, such as the infrequent and non-recurring gains or losses from the early extinguishment of debt, swaps and other financial instruments, and litigation settlements expense and casualty losses, and their subsequent insurance recoveries, such as insurance reimbursements and other settlements.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2016	Per Share(1)	March 31, 2015	Per Share(1)
GAAP net income applicable to common stock	$10,372	$0.07	$19,245	$0.12
Depreciation of real estate assets(2)	31,639	0.22	36,097	0.23
Amortization of lease-related costs(2)	17,822	0.12	14,686	0.10
Loss/(gain) on sale - wholly-owned properties, net	20	—	(10,073)	(0.06)
NAREIT Funds From Operations applicable to common stock	$59,853	$0.41	$59,955	$0.39
Adjustments:
Acquisition costs	12	—	144	—
Core Funds From Operations applicable to common stock	$59,865	$0.41	$60,099	$0.39
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on debt	647	—	651	—
Depreciation of non real estate assets	204	—	196	—
Straight-line effects of lease revenue (2)	(7,848)	(0.05)	(4,510)	(0.03)
Stock-based and other non-cash compensation	1,928	0.02	725	—
Net effect of amortization of above and below-market in-place lease intangibles	(1,238)	(0.01)	(1,122)	—
Acquisition costs	(12)	—	(144)	—
Non-incremental capital expenditures (3)	(9,996)	(0.07)	(10,287)	(0.06)
Adjusted Funds From Operations applicable to common stock	$43,550	$0.30	$45,608	$0.30
Weighted-average shares outstanding – diluted	145,791		154,580

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income (Cash Basis)

Property Net Operating Income on a cash basis ("Property NOI") is a non-GAAP measure which we use to assess our operating results. It is calculated as real estate operating income with the add-back of corporate general and administrative expense, depreciation and amortization, impairment losses, and the deduction of income and expense associated with property management performed by Piedmont for other organizations. We present this measure on a cash basis, which eliminates the effects of straight lined rents and fair value lease revenue. We use this measure as a proxy for the cash generated by our real estate properties. Since Property NOI is a metric based on the entire portfolio, it can be affected by the size and number of properties in our portfolio at any time. Due to peaking property values in 2015 and early 2016, we took advantage of a favorable opportunity to dispose of non-strategic assets, and/or assets which had maximized their value. In accordance with our announced strategy to focus on select sub-markets within our strategic office markets, we disposed of nine assets, including the sale of Aon Center during 2015. Aon Center was the largest individual asset within our portfolio prior to the sale, representing over 10% of the portfolio on a square footage basis. This strategy, we believe, will provide growth on an FFO and SSNOI per share basis, as well as improve the overall quality of our portfolio; however, as a result of this net disposition activity, our Property NOI declined by 6.5% for the three months ended March 31, 2016 as compared to the same period in the prior year.

Same Store Net Operating Income on a cash basis ("Same Store NOI") is another non-GAAP measure very similar to Property NOI; however, Same Store NOI only reflects Property NOI applicable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store NOI also excludes amounts applicable to unconsolidated joint venture assets. We believe Same Store NOI is an important measure because it allows us to compare the cash flows generated by our same real estate properties from one period to another. Other REITs may calculate Property NOI and Same Store NOI differently, if calculated at all, and our calculations should not be compared to that of other REITs.

The following table sets forth our Property NOI and Same Store NOI with a reconciliation to net income applicable to Piedmont (GAAP basis) for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015

Net income applicable to Piedmont (GAAP basis)	$10,372	$19,245

Net income applicable to noncontrolling interest	4	4
Interest expense	16,385	19,016
Depreciation (1)	31,843	36,292
Amortization (1)	17,822	14,686
Acquisition costs	12	144
Loss/(gain) on sale of properties (1)	20	(10,073)
General & administrative expenses(1)	7,869	6,416
Management fee revenue	(292)	(330)
Other (income)/expense(1)	(307)	38
Straight line rent effects of lease revenue(1)	(7,848)	(4,510)
Amortization of lease-related intangibles(1)	(1,238)	(1,122)

Property NOI (cash basis)	$74,642	$79,806

Change period over period in Property NOI (cash basis)	(6.5)%	N/A

Net operating loss/(income) from:
Acquisitions(2)	(5,215)	(513)
Dispositions(3)	29	(10,413)
Other investments(4)	(126)	(270)

Same Store NOI (cash basis)	$69,330	$68,610

Change period over period in Same Store NOI (cash basis)	1.0%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)
Acquisitions consist of Park Place on Turtle Creek in Dallas, Texas, purchased on January 16, 2015; 80 Central Street in Boxborough, Massachusetts, purchased on July 24, 2015; SunTrust Center in Orlando, Florida, purchased on November 4, 2015; Galleria 300 in Atlanta, Georgia, purchased on November 4, 2015; Glenridge Highlands One in Atlanta, Georgia, purchased on November 24, 2015.

(3)
Dispositions consist of 3900 Dallas Parkway, sold on January 30, 2015; 5601 Headquarters Drive in Plano, Texas, sold on April 28, 2015; River Corporate Center in Tempe, Arizona, sold on April 29, 2015; Copper Ridge Center in Lyndhurst, New Jersey, sold on May 1, 2015; Eastpoint I and II in Mayfield Heights, Ohio, sold on July 28, 2015; 3750 Brookside Parkway in Alpharetta, Georgia, sold on August 10, 2015; Chandler Forum in Chandler, Arizona, sold on September 1, 2015; Aon Center, sold on October 29, 2015; and 2 Gatehall Drive in Parsippany, New Jersey, sold on December 21, 2015.

(4)	Other investments consist of operating results from our investments in unconsolidated joint ventures and redevelopment and development projects.

Overview

Our portfolio is a national portfolio located in several geographic markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 22,000 square feet with 6.7 years of lease term remaining as of March 31, 2016. As a result, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire.

Leased Percentage

Excluding one property owned through an unconsolidated joint venture, two properties under development, and one redevelopment property, our portfolio in total was 91.7% leased as of March 31, 2016, up slightly from 91.5% leased as of December 31, 2015. As of March 31, 2016, scheduled lease expirations for the portfolio as a whole for the remainder of 2016 and 2017 are very low, representing 3.6% and 7.8%, respectively, of our Annualized Lease Revenue; therefore, our current leasing efforts are primarily focused on continuing to increase our leased percentage by leasing currently vacant space. To the extent we are able to execute new leases for currently vacant space, offset by scheduled expirations, such new leasing should favorably impact our leased percentage, Property NOI, and possibly our Same Store NOI comparisons once any associated abatement periods expire.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months from the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI. In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. As of March 31, 2016, we had approximately 0.6 million square feet of executed leases related to vacant space which had not yet commenced and approximately 1.4 million square feet of commenced leases that were still in some form of abatement.

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

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains applicable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat Piedmont Office Holdings, Inc. (“POH”), a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. POH performs non-customary services for tenants of buildings that we own, including solar power generation, real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% (20% for taxable years beginning after 2017) of the value of our total assets.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of March 31, 2016, our off-balance sheet arrangements consist of one investment in an unconsolidated joint venture and operating lease obligations related to a ground lease at one of our properties. The unconsolidated joint venture in which we hold an investment is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income applicable to Piedmont. The estimated useful lives of our assets by class are as follows:

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

Estimating the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount and capitalization rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which would impact the amount of our reported net income applicable to Piedmont.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including capitalization and discount rates, could result in an incorrect assessment of the property’s estimated fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our reported net income applicable to Piedmont.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We are not aware of any events or circumstances that would indicate an impairment of our carrying value of goodwill as of March 31, 2016.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 4 to our accompanying consolidated financial statements for further detail on our investment in variable interest entities.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of March 31, 2016 are designated as effective cash flow hedges. See Note 5 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

Stock-based Compensation

We have issued stock-based compensation in the form of restricted stock to our employees and directors. For employees, such compensation has been issued pursuant to our Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual deferred stock grant component and a multi-year performance share component. Awards granted pursuant to the annual deferred stock component are considered equity awards and expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards granted pursuant to the performance share component are considered liability awards and are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income. Further, we early adopted the provisions of Financial Accounting Standards Board (the "FASB") Accounting Standards Update No. 2016-09, Compensation- Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions in ASU 2016-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The implementation of ASU 2016-09 resulted in the reclassification of approximately $0.2 million from cash outflows from operating activities to cash outflows from financing activities for the three months ended March 31, 2015. See Note 9 to our accompanying consolidated financial statements for further detail on our stock-based compensation.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, change the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. Additionally, lease contracts are specifically excluded from ASU 2014-09. The amendments in ASU 2014-09 and ASU 2016-08 are effective in the first quarter of 2018 for us, and we are currently evaluating the potential impact, if any, of adoption.

The FASB has issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 require equity investments , except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments, and eliminates certain disclosure requirements. The amendments in ASU 2016-01 are effective in the first quarter of 2018 for us, and we are currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02"). The amendments in ASU 2016-02 fundamentally change definition of a lease, as well as the accounting for operating leases by requiring leasees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases for lessors is substantially unchanged from prior practice, which means continuing to recognize lease revenue on a straight-line basis. The amendments in ASU 2016-02 are effective in the first quarter of 2019 for us, and we are is currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 are effective in the first quarter of 2017 for us, and we are does not anticipate any material impact to its consolidated financial statements as a result of adoption.

Related-Party Transactions and Agreements

There were no related-party transactions during the three months ended March 31, 2016.

Contractual Obligations
Our contractual obligations as of March 31, 2016 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-term debt (1)	$2,013,830	$43,396	$611,894	(2)	$421,115	(3) (4)	$937,425
Operating lease obligations (5)	2,974	93	186		187		2,508
Total	$2,016,804	$43,489	$612,080		$421,302		$939,933

(1)
Amounts include principal payments only and balances outstanding as of March 31, 2016, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $19.3 million during the three months ended March 31, 2016, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 3 of our accompanying consolidated financial statements.

(2)
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

(3)
Includes the balance outstanding as of March 31, 2016 of the $500 Million 2015 Unsecured Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

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

(5)
The 2001 NW 64th Street building in Ft. Lauderdale, Florida is subject to a ground lease with an expiration date in 2048. The aggregate remaining payments required under the terms of this operating lease as of March 31, 2016 is presented above.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 of our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements; and

•	Contingencies Related to Tenant Audits/Disputes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt was approximately $2.0 billion as of March 31, 2016 and December 31, 2015, respectively. Our interest rate swap agreements in place at March 31, 2016 and December 31, 2015 carried a notional amount totaling $900 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.67%.

Our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.65% per annum with expirations ranging from 2016 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of March 31, 2016, we had $119.0 million outstanding on our $500 Million Unsecured 2015 Line of Credit. Our $500 Million Unsecured 2015 Line of Credit currently has a stated rate of LIBOR plus 1.00%  per annum (based on our current corporate credit rating) or the prime rate, at our discretion. Draws outstanding as of March 31, 2016 were subject to a blended rate of 1.45% as of March 31, 2016. The current stated interest rate spread on the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.125% (based on our current corporate credit rating), which, as of March 31, 2016, was 1.57%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2015 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2016 would increase interest expense approximately $2.9 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter 2016.

(b)	Not applicable.

(c)
During the quarter ended March 31, 2016, we repurchased shares of our common stock in the open market in order to reissue such shares under our dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our stock repurchase plan.

Of the 635,159 shares repurchased during the first quarter 2016, 461,500 shares (at an average price of $17.20 per share) related to repurchases of our common stock pursuant to our stock repurchase plan, and 173,659 shares (at an average price of $20.02 per share) related to shares purchased by our transfer agent on the open market and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended March 31, 2016 are as follows:

Period	Total Number of Shares Purchased (in 000’s) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)
January 1, 2016 to January 31, 2016	7	$17.47	7	$78,058
February 1, 2016 to February 29, 2016	455	$17.20	455	$70,238
March 1, 2016 to March 31, 2016	173	$20.02	—	$70,238	(2)
Total	635	$17.97	462

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

(2)
Amounts available for purchase relate only to our stock repurchase plan, which was announced on June 24, 2015. Our board of directors authorized the repurchase of up to $200 million of shares of our common stock pursuant to the stock repurchase plan through June 23, 2017. The share repurchase plan is separate from shares purchased for DRP issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter 2016 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	May 2, 2016	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
FIRST QUARTER 2016
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